Form 10-Q
period 1995-03-31
MYERS L E CO GROUP
filed 1995-05-15
CIK 700923

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   March 31, 1995

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to
                                   ------------------    -------------------

                 Commission File Number         1-8325


                            THE L. E. MYERS CO. GROUP
             (Exact name of registrant as specified in its charter)

            Delaware                                      36-3158643
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                   No.)


       2550 W. Golf Road, Suite 200 Rolling Meadows, Illinois       60008
                    (Address of principal executive offices)
                                   (Zip Code)

                                (708)  290-1891
                Registrant's telephone number, include area code

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X           No
   -----           -----
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes               No
   -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1995: 2,379,656

                           THE L. E. MYERS CO. GROUP

                                   I N D E X




PART I.   Financial Information                                  Page No.
          ---------------------                                  --------
  Item 1.  Financial Statements

       Condensed Consolidated Balance Sheet -
       March 31, 1995 and December 31, 1994                         2

       Condensed Consolidated Statement of Operations -
       Three Months Ended March 31, 1995 and 1994                   3

       Condensed Consolidated Statement of Cash Flows -
       Three Months Ended March 31, 1995 and 1994                   4

       Notes to Condensed Consolidated Financial Statements       5-7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations          8-9

PART II.  Other Information
          -----------------

  Item 1.  Legal Proceedings                                        9

  Item 6.  Exhibits and Reports on Form 8-K                         9

SIGNATURE                                                          10


Part I, Item 1
Financial
Information


THE L.E. MYERS CO. GROUP

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

                                                                                               March 31             Dec. 31
                                                                                                 1995                1994
                                                                                           ----------------     --------------
                                                                                              (Unaudited)              *
ASSETS
- ------

Current assets:
      Cash and cash equivalents                                                              $      1,275       $     6,115
      Contract receivables including retainage                                                     41,774            12,687
      Costs and estimated earnings in excess of billings on uncompleted contracts                   8,415             1,408
      Deferred income taxes                                                                         3,192             1,622
      Other current assets                                                                          2,992               532
                                                                                             -----------------------------------
Total current assets                                                                               57,648            22,364
                                                                                             -----------------------------------

Property and equipment:                                                                            60,386            50,515
      Less accumulated depreciation                                                                37,118            35,863
                                                                                             -----------------------------------

                                                                                                   23,268            14,652
                                                                                             -----------------------------------
Intangible assets                                                                                   1,253               368
Other assets                                                                                        2,824             2,260
                                                                                             -----------------------------------

Total assets                                                                                 $     84,993       $    39,644
                                                                                             ===================================
LIABILITIES
- -----------

Current Liabilities:
      Current maturities of long-term debt                                                   $      6,054       $       507
      Accounts payable                                                                             11,522             3,069
      Billings in excess of costs and estimated earnings on uncompleted contracts                   6,542               783
      Accrued insurance                                                                             7,731             4,415
      Other current liabilities                                                                    10,662             4,995
                                                                                             -----------------------------------
Total current liabilities                                                                          42,511            13,769
                                                                                             -----------------------------------

Deferred income taxes                                                                               2,221             1,257
Other liabilities                                                                                     670               278
Long-term debt:
  Revolver and other debt                                                                           2,224               318
  Term loan                                                                                         6,875                 0
  Industrial revenue bond                                                                           1,070                 0
  Subordinated convertible debentures                                                               5,680                 0
                                                                                             -----------------------------------
      Total long-term debt                                                                         15,849               318

SHAREHOLDERS' EQUITY
- --------------------
Common stock and additional paid-in capital                                                         9,269             9,269
Retained earnings                                                                                  16,592            16,472
Treasury stock                                                                                     (1,643)           (1,643)
Shareholders' notes receivable                                                                       (476)             (476)
                                                                                             -----------------------------------
Total shareholders' equity                                                                         23,742            23,622


Total liabilities and shareholders' equity                                                   $     84,993       $    39,644
                                                                                             ===================================

*Condensed from audited financial statements

The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

THE L.E. MYERS CO. GROUP


CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands except per share amounts)
(Unaudited)

THREE MONTHS ENDED MARCH 31                                                       1995                          1994
                                                                                  ----                          ----
Contract revenue                                                              $  56,051                     $  21,548

Contract cost                                                                    49,398                        19,092
                                                                              ----------------------------------------

Gross profit                                                                      6,653                         2,456

Selling, general and administrative expenses                                      5,713                         2,323
                                                                              ----------------------------------------


Income from operations                                                              940                           133

Other income (expense)
      Interest income                                                                22                            45

      Interest expense                                                             (465)                          (37)
      Miscellaneous                                                                 (77)                          (99)
                                                                              ----------------------------------------

Income before taxes                                                                 420                            42

Income tax expense                                                                  168                            16
                                                                              ----------------------------------------

Net income                                                                    $     252                     $      26
                                                                              ========================================

Earnings per share                                                            $     .10                    $      .01
                                                                              ========================================

Dividends per common share                                                    $    .055                    $     .055
                                                                              ========================================
Weighted average common shares and
      Common share equivalents outstanding                                        2,533                         2,503
                                                                              ========================================




The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

THE L.E. MYERS CO. GROUP


CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

THREE MONTHS ENDED MARCH 31                                                        1995                         1994
                                                                                   ----                         ----
CASH FLOWS FROM OPERATIONS
- --------------------------

Net income                                                                   $           252            $               26

Adjustments to reconcile net income to cash flows
      from operations
        Depreciation and amortization                                                  1,408                           687
        Amortization of intangibles                                                       75                            65
        Gain from disposition of assets                                                  (27)                            0

        Changes in current assets and liabilities                                      1,448                           143
                                                                              ---------------------------------------------
Cash flows from operations                                                             3,156                           635
                                                                              ---------------------------------------------


CASH FLOWS FROM INVESTMENTS
- ---------------------------

Expenditures for property and equipment                                                 (477)                         (791)
Proceeds from disposition of assets                                                       38                             0
Cash used in acquisition, net of cash acquired                                       (12,995)                            0
                                                                              ---------------------------------------------


Cash flows from investments                                                          (13,434)                         (791)
                                                                              ---------------------------------------------

CASH FLOWS FROM FINANCING
- -------------------------


Repayments of long term debt                                                         (13,950)                         (316)
Proceeds from issuance of debt                                                        19,500                             0
Purchase of treasury stock                                                                 0                           (60)

Decrease in deferred compensation                                                         (8)                           (9)
Increase (decrease) in other assets                                                       28                            (1)
Dividends paid                                                                          (132)                         (132)
                                                                              ---------------------------------------------

Cash flows from financing                                                              5,438                          (518)


Decrease in cash and cash equivalents                                                 (4,840)                         (674)
Cash and cash equivalents at beginning of year                                         6,115                         5,698
                                                                              ---------------------------------------------


Cash and cash equivalents at end of period                                   $         1,275            $            5,024
                                                                              =============================================


THE L.E. MYERS CO. GROUP



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1 - BASIS OF PRESENTATION

       The condensed consolidated balance sheet, statement of operations and statement of cash flows include the accounts of the Company and its continuing subsidiaries. All material intercompany balances and transactions have been eliminated.

       The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

       The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

2 - ACQUISITION OF HARLAN ELECTRIC CO.

       Effective as of January 3, 1995, the Company acquired all the stock of Harlan Electric Company ("Harlan"). Harlan and its wholly-owned subsidiaries, Sturgeon Electric Company, Inc. and Power Piping Company, are engaged primarily in the installation and maintenance of electrical equipment and lighting systems for commercial, industrial and electrical utility customers and in the erection and maintenance of high and low pressure piping systems for electrical utilities and steel industry customers.

       All the shares of Harlan were exchanged for $13,612,000 in cash and $5,679,000 of 7% convertible subordinated notes. The principal of each note will be due in three equal installments on January 3, 2000, 2001 and 2002, with interest payable semiannually each year. The notes are convertible into 450,000 shares of Myers common stock at a price per share of $12.62. Myers also refinanced $8,756,000 of Harlan debt. The transaction was financed through cash on hand and borrowings under a new $25,000,000 revolving and term credit facility with Harris Trust and Savings Bank and Comerica Bank. The transaction has been accounted for using the purchase method of accounting and the results of operations of Harlan have been included in the Company's consolidated financial statements since the effective date.

       The following unaudited pro forma summary presents the consolidated results of continuing operations for the quarter ended March 31, 1994 as if the acquisition had occured January 1, 1994 and does not purport to be indicative of what would have occurred had the acquisition actually been made as of January 1, 1994 or of results which may occur in the future (in thousands, except per share amounts).

                                                           1994
                                                       -----------
   Contract revenue                                     $ 55,989
   Income                                                    231
   Income per share                                          .09


       Adjustments made in arriving at pro forma unaudited results of operations include increased interest expense on acquisition debt, amortization of goodwill and related tax adjustments.

3 - CONTINGENCIES

       The Company has been involved in two lawsuits as a result of errors in the design of four transmission towers by the Company's former engineering subsidiary for City Utilities Commission of Owensboro, Kentucky (OMU). The engineering subsidiary has been sold but the Company retained the rights and obligations related to these lawsuits as part of the sale agreement.

       One lawsuit (the Kentucky lawsuit) alleged that the engineering subsidiary negligently designed and engineered the towers, and that OMU incurred damages as a result of the redesign and replacement of the four towers. During 1993, OMU agreed to a settlement of the case pursuant to which it accepted payment of $1.3 million from the Company.

       The other lawsuit (the New York lawsuit) concerns the insurance coverage of the engineering subsidiary related to the design errors. The Company notified its primary and excess umbrella insurance carriers at the time of the discovery of the design errors. The Company's excess umbrella carrier denied insurance coverage for the damages above the primary carrier's policy limits and filed an action against the Company seeking a declaratory judgement that the umbrella insurance coverage did not apply to the loss on several theories. The Company counterclaimed against the umbrella carrier and, in addition, in a third party action, brought suit against three former insurance brokers which had procured the insurance for the Company. The Company is seeking to recover $550,000 of unreimbursed costs it incurred in the disassembly, redesign and replacement of the towers, the amount of payments it made to OMU, the legal and related expenses it incurred in the Kentucky lawsuit, legal and related expenses it has and will incur in the New York lawsuit, and interest.

       The approximately $550,000 of unreimbursed costs as well as the $1.3 million paid to OMU during 1993 is recorded on the Company's books as a non-current asset. Management is of the opinion that the amounts so recorded will be recovered in the New York lawsuit from its excess umbrella insurance carrier and its brokers, individually or collectively.

       The Company is also involved in various other legal matters which arise in the ordinary course of business, none of which is expected to have a material adverse effect.

4 - EARNINGS PER SHARE

       Earnings per share are based on the weighted average number of common shares and common share equivalents outstanding during the period. Stock options are considered to be common share equivalents.

5 - SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    (Dollars in thousands, except per share amounts)

                                           1995                                   1994
                                       ------------    ------------------------------------------------------------
                                          MAR 31.        MAR. 31     JUNE 30    SEPT. 30     DEC. 31      YEAR
                                       ------------    ------------------------------------------------------------
Contract Revenue                             56,051         21,548      22,243      21,675      21,376      88,842

Gross Profit                                  6,653          2,456       3,316       3,072       3,453      12,297

Income from Continuing Operations               252             26         742         759         802       2,329


Net Income                                      252             26         742         759         652       2,179

Income Per Share:
  Continuing Operations                         .10            .01         .30         .30         .32         .93
  Net Income                                    .10            .01         .30         .30         .26         .87

Dividends Paid Per Share                    .05-1/2        .05-1/2     .05-1/2     .05-1/2     .05-1/2         .22

Market Price:

  High                                       12-7/8         12          12-1/4      13-5/8      12-3/4      13-5/8
  Low                                        10-5/8         10-3/8      10-3/8       9-3/4      10-3/4       9-3/4

Part I
Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995

RESULTS OF OPERATIONS

       Effective as of January 3, 1995, the Company acquired all the stock of Harlan Electric Company ("Harlan"). Harlan and its wholly-owned subsidiaries, Sturgeon Electric Company, Inc. and Power Piping Company, are engaged primarily in the installation and maintenance of electrical equipment and lighting systems for commercial, industrial and electrical utility customers and in the erection and maintenance of high and low pressure piping systems for electrical utilities and steel industry customers. (See Note 2 to Consolidated Financial Statements).

        The Company reported net income for the three months ended March 31, 1995 of $252,000 or $.10 per share, which compares to $26,000 or $.01 per share in 1994.

        Revenues for the quarter were $56,051,000 versus $21,548,000 in 1994. Gross profit for 1995 was $6,653,000 or 11.9% compared to $2,456,000 or 11.4%
in 1994. Harlan's contribution to 1995 revenues and gross profits account for most of the growth compared to 1994.

        Revenue and gross profit comparisons from quarter to quarter and comparable quarters of different periods may be impacted by variables beyond the control of the Company due to the nature of the Company's work as an outside electrical contractor. Such variables include unusual or unseasonal weather and delays in receipt of construction materials which are typically procured by the Company's clients. The seasonal nature of outside electrical construction typically results in lower revenues and lower margins in the first quarter when compared to other quarters. As a general rule, the better construction weather in the second, third and fourth quarters usually results in higher revenues and margins from those quarters. Competitive bidding pressures may cause these general trends to vary. Additionally, since the company's revenues are derived principally from providing construction labor services, insurance costs, particularly for workers compensation, are a significant factor in the Company's contract cost structure. Fluctuations in insurance reserves for claims under the retrospective rated insurance programs can have significant impact on gross margins, either upward or downward, in the period in which such insurance reserve adjustments are made.

       Selling, general and administrative expenses were $5,713,000 in 1995 compared to $2,323,000 in 1994. This represents 10.2% and 10.8% of consolidated revenues for 1995 and 1994, respectively. Harlan accounts for most of the increase over 1994.

       The Company's backlog at March 31, 1995 is $62,500,000 compared to $28,200,000 at December 31, 1994 and $25,411,000 at March 31, 1994.
Substantially all of the current backlog will be completed within twelve months and by December 31, 1995. Harlan accounts for a majority of the increase in the backlog from the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         On January 3, 1995, the Company borrowed $10,000,000 under a new term loan agreement and $9,500,000 under a $15,000,000 bank revolving line of credit to finance the Harlan acquisition and pay off Harlan's line of credit balance. The Company also issued $5,680,000 of subordinated convertible debentures to some of Harlan's former shareholders in the acquisition. The term loan is due in quarterly payments of $625,000 over four years and the revolving line of credit expires on December 31, 1998. The subordinated convertible debentures are to be paid in three equal installments in years 2000, 2001 and 2002. The Company has outstanding letters of credit with the bank totaling $6,894,000 which guarantee the Company's payment obligation under its insurance programs. The Company anticipates that its line of credit, cash balances and internally generated cash flows will be sufficient to fund operations, capital expenditures and debt service requirements for the next twelve months. The Company is also confident that its financial condition will allow it to meet long-term capital requirements.

       A quarterly dividend of $.055 per share was paid on March 15, 1995. The Company has increased the dividend to $.0625 per share for the next dividend, payable on June 15, 1995 to shareholders of record on June 1, 1995.

       The Company's cash decreased $4,840,000 for the quarter. Cash provided by operations was $3,156,000. Cash used in the acquisition of Harlan was $12,995,000 and cash used for capital expenditures was $439,000. Cash provided from financing was $5,438,000.

       The Company's current ratio is 1.3:1 at March 31, 1995 compared to 1.6:1 at December 31, 1994.

       Capital acquisitions for 1995 totalled $477,000. The Company anticipates acquiring a total of approximately $3,900,000 of capital assets in 1995.

                                    PART II

Item 1.  Legal Proceedings

       There were no material developments during the quarter related to legal proceedings previously reported by the Company.

Item 6.  Exhibits and Reports on Form 8-K

    a. Exhibits filed herewith are listed in the Exhibit Index filed as a part hereof and incorporated herein by reference.

    b. A report on Form 8-K was filed by the Company on January 18, 1995 announcing the acquisition of Harlan. The report also included the audited financial statements of Harlan as of September 30, 1994 and pro forma financial information.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            The L. E. Myers Co. Group
                                            -------------------------



Date:      May 12, 1995     By:
     -------------------       -------------------------------------------------
                               Elliott C. Robbins, Sr. Vice President,
                               Treasurer, and Chief Financial Officer
                               (duly authorized representative of registrant and
                               principal financial officer)

                            THE L.E. MYERS CO. GROUP
                          QUARTERLY REPORT ON FORM 10Q
                      FOR THE QUARTER ENDED MARCH 31, 1995

                                 Exhibit Index


Number    Description                                                        Page (or Reference)
- ---------------------                                                        -------------------
  11         Computation of Net Income Per Share                                    11

  27         Financial Data Schedules                                               27