Form 10-Q
period 1995-06-30
MYERS L E CO GROUP
filed 1995-07-28
CIK 700923

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 1995

                                       OR

         (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    For the transition period from____________________to____________________

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

Yes  X           No_____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes_____          No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 26, 1995: 2,379,656

                           THE L.E. MYERS CO. GROUP

                                   I N D E X




                                                                                  Page No.
                                                                                  --------
PART I.   Financial Information

  Item 1.  Financial Statements

       Condensed Consolidated Balance Sheet -
       June 30, 1995 and December 31, 1994                                             2

       Condensed Consolidated Statement of Operations -
       Six Months Ended June 30, 1995 and 1994                                         3

       Condensed Consolidated Statement of Cash Flows -
       Six Months Ended June 30, 1995 and 1994                                         4

       Notes to Condensed Consolidated Financial Statements                          5-7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                             8-9

PART II.  Other Information

  Item 1.  Legal Proceedings                                                           9

  Item 4.  Submission of Matters to a Vote of Security Holders                         9

  Item 6.  Exhibits and Reports on Form 8-K                                            9

SIGNATURE                                                                             10


Part I, Item 1
Financial
Information


THE L.E. MYERS CO. GROUP

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

- ------------------------------------------------------------------------------------------------------------------
                                                                                       JUNE 30             DEC. 31
                                                                                        1995                1994
                                                                                  --------------       -----------
                                                                                     (UNAUDITED)              *
- ------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                                   $          375       $     6,115
      Contract receivables including retainage                                            42,022            12,687
      Costs and  estimated earnings  in excess of  billings on  uncompleted                9,719             1,408
        contracts
      Deferred income taxes                                                                3,192             1,622
      Other current assets                                                                 2,953               532
                                                                                  --------------------------------
Total current assets                                                                      58,261            22,364
                                                                                  --------------------------------
Property and equipment:                                                                   60,504            50,515
      Less accumulated depreciation                                                       37,500            35,863
                                                                                  --------------------------------
                                                                                          23,004            14,652
                                                                                  --------------------------------
Intangible assets                                                                          1,170               368
Other assets                                                                               2,997             2,260
                                                                                  --------------------------------
Total assets                                                                      $       85,432       $    39,644
                                                                                  ================================

LIABILITIES
Current Liabilities:
      Current maturities of long-term debt                                        $        4,893       $       507
      Accounts payable                                                                     7,548             3,069
      Billings  in excess  of costs and  estimated earnings  on uncompleted                6,130               783
        contracts
        Accrued insurance                                                                  9,126             4,415
      Other current liabilities                                                           14,353             4,995
                                                                                  --------------------------------
Total current liabilities                                                                 42,050            13,769
                                                                                  --------------------------------

Deferred income taxes                                                                      2,221             1,257
Other liabilities                                                                            403               678
Long-term debt:
      Revolver and other debt                                                              3,152               318
      Term loan                                                                            6,250                 0
      Industrial revenue bond                                                              1,070                 0
      Subordinated convertible debentures                                                  5,679                 0
                                                                                  --------------       -----------
      Total long-term debt                                                                16,151               318
                                                                                  --------------       -----------

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital                                                9,268             9,269
Retained earnings                                                                         17,452            16,472
Treasury stock                                                                            (1,637)           (1,643)
Shareholders' notes receivable                                                              (476)             (476)
                                                                                  --------------------------------
Total shareholders' equity                                                                24,607            23,622
                                                                                  --------------------------------

Total liabilities and shareholders' equity                                        $       85,432       $    39,644
                                                                                  ================================


*Condensed from audited financial statements
The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

THE L.E. MYERS CO. GROUP



CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)


- -----------------------------------------------------------------------------------------------------------------------
PERIODS ENDED JUNE 30                                           THREE MONTHS                         SIX MONTHS
- -----------------------------------------------------------------------------------------------------------------------
                                                            1995             1994              1995               1994
                                                            ----             ----              ----               ----


Contract revenue                                        $  64,015        $  22,243         $  120,066         $  43,791

Contract cost                                              56,677           18,927            106,075            38,019
                                                        --------------------------         ----------------------------

Gross profit                                                7,338            3,316             13,991             5,772


Selling, general and administrative expenses                5,224            2,034             10,937             4,357
                                                        --------------------------         ----------------------------

Income from operations                                      2,114            1,282              3,054             1,415


Other income (expense)
      Interest income                                          13               39                 35                84
      Interest expense                                       (430)             (18)              (895)              (56)
      Gain on sale of fixed assets                             80               19                107                19
      Miscellaneous                                          (102)            (105)              (206)             (203)
                                                        --------------------------         ----------------------------

Income before taxes                                         1,675            1,217              2,095             1,259

Income tax expense                                            670              475                838               491
                                                        --------------------------         ----------------------------

Net income                                              $   1,005        $     742         $    1,257         $     768

=======================================================================================================================
Earnings per share

           Primary                                      $     .40        $    .30          $      .50         $     .31
                                                        =========================          ============================
           Fully diluted                                $     .35        $    .30          $      .46         $     .31
                                                        =========================          ============================

Dividends per common share                              $   .0625        $   .055          $    .1175         $     .11
                                                        =========================          ============================

Weighted average common shares and
      Common share equivalents outstanding
           Primary                                          2,529            2,490              2,526             2,494
                                                        =========================          ============================
           Fully diluted                                    2,979            2,490              2,976             2,494
                                                        =========================          ============================



The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

THE L.E. MYERS CO. GROUP


CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS w(Dollars in thousands)
(Unaudited)

- -------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30                                                        1995                   1994
                                                                                ----                   ----
- -------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS

Net income                                                                 $     1,257            $       768
Adjustments to reconcile net income to cash flows
      from operations
        Depreciation and amortization                                            2,856                  1,393
        Amortization of intangibles                                                158                    130
        Gain from disposition of assets                                           (107)                   (19)
        Changes in current assets and liabilities                                  627                   (134)
                                                                           ----------------------------------

Cash flows from operations                                                       4,791                  2,138
                                                                           ----------------------------------

CASH FLOWS FROM INVESTMENTS

Expenditures for property and equipment                                         (1,734)                (1,315)
Proceeds from disposition of assets                                                200                     58
Cash used in acquisition, net of cash acquired                                 (12,995)                     0
                                                                           ----------------------------------

Cash flows from investments                                                    (14,529)                (1,257)
                                                                           ----------------------------------

CASH FLOWS FROM FINANCING

Repayments of long term debt                                                   (15,068)                  (795)
Proceeds from issuance of debt                                                  19,500                      0
Purchase of treasury stock                                                           0                   (168)
Decrease in deferred compensation                                                  (15)                   (22)
Decrease in other assets                                                          (142)                    (1)
Dividends paid                                                                    (277)                  (263)
                                                                           ----------------------------------

Cash flows from financing                                                        3,998                 (1,249)

Decrease in cash and cash equivalents                                           (5,740)                  (368)
Cash and cash equivalents at beginning of year                                   6,115                  5,698
                                                                           ----------------------------------

Cash and cash equivalents at end of period                                 $       375            $     5,330
                                                                           ==================================



The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

THE L.E. MYERS CO. GROUP



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1 - BASIS OF PRESENTATION

     The condensed consolidated balance sheet, statement of operations and statement of cash flows include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

     The results of operations for the six month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

     The following unaudited pro forma summary presents the consolidated results of continuing operations for the six month period ended June 30, 1994 as if the acquisition had occured January 1, 1994 and does not purport to be indicative of what would have occurred had the acquisition actually been made as of January 1, 1994 or of results which may occur in the future (in thousands, except per share amounts).


                                                          1994
                                                        --------
   Contract revenue                                     $116,640
   Income                                                  2,839
   Income per share
       Primary                                              1.12
       Fully diluted                                         .99


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

4 - EARNINGS PER SHARE

     In 1995, the computation of primary earnings per share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of stock options. The computation of fully diluted earnings per share further assumes the conversion of the 7% convertible subordinated notes due January 3, 2000, 2001 and 2002. In 1995 and 1994, both primary and fully diluted earnings per common share were based on the weighted average number of outstanding common shares.

5 - SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    (Dollars in thousands, except per share amounts)

                                                                             1995
                                         -----------------------------------------------------------------------------
                                             MAR. 31        JUNE 30        SEPT. 30        DEC. 30       YEAR TO DATE
                                         -----------------------------------------------------------------------------
Contract Revenue                         $      56,051   $      64,015  $              $               $       120,066

Gross Profit                                     6,653           7,338                                          13,991

Net Income                                         252           1,005                                           1,257


Income Per Share:
  Primary                                          .10             .40                                             .50
  Fully diluted                                    .10             .35                                             .46


Dividends Paid Per Share                       .05-1/2         .06-1/4                                          11-3/4

Market Price:
  High                                          12-7/8          13-3/4                                          13-3/4
  Low                                           10-5/8          11-3/8                                          10-5/8

                                                                             1994
                                         -----------------------------------------------------------------------------
                                             MAR. 31        JUNE 30        SEPT. 30        DEC. 31       YEAR TO DATE
                                         -----------------------------------------------------------------------------
Contract Revenue                         $      21,548   $      22,243  $      21,675  $      21,376   $        86,842

Gross Profit                                     2,456           3,316          3,072          3,453            12,297


Income from Continuing Operations                   26             742            759            802             2,329

Net Income                                          26             742            759            652             2,179

Income Per Share:

  Continuing Operations                            .01             .30            .30            .32               .93
  Net Income                                       .01             .30            .30            .26               .87

Dividends Paid Per Share                       .05-1/2         .05-1/2        .05-1/2        .05-1/2               .22


Market Price:
  High                                          12              12-1/4         13-5/8         12-3/4            13-5/8
  Low                                           10-3/8          10-3/8          9-3/4         10-3/4             9-3/4

Part I
Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995

RESULTS OF OPERATIONS

     Effective as of January 3, 1995, the Company acquired all the stock of Harlan Electric Company. Harlan and its wholly-owned subsidiaries, Sturgeon Electric Company, Inc. and Power Piping Company (hereinafter collectively referred to as "Harlan"), are engaged primarily in the installation and maintenance of electrical equipment and lighting systems for commercial, industrial and electrical utility customers and in the erection and maintenance of high and low pressure piping systems for electrical utilities and steel industry customers. (See Note 2 to Consolidated Financial Statements).

     The Company reported net income of $1,005,000 or $.40 per share and $1,257,000 or $.50 per share for the three and six month periods ended June 30, 1995. This compares to $742,000 or $.30 per share and $768,000 or $.31 per share for the same periods in 1994.

     Revenues for the three and six month periods were $64,015,000 and $120,066,000 in 1995 compared to $22,243,000 and $43,791,000 in 1994. Harlan's contribution to 1995 revenues accounts for most of the growth compared to 1994.

     Gross profits for the three and six month periods of 1995 were $7,338,000 or 11.5% and $13,991,000 or 11.7% compared to $3,316,000 or 14.9%
and $5,772,000 or 13.2% for the same periods in 1994. Harlan's contribution to 1995 gross profits accounts for most of the growth in 1994. Margins were reduced in 1995 due to increased revenues from certain contracts which were bid with lower mark-ups due to competition.

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

     Selling, general and administrative expenses were $5,224,000 and $10,937,000 for the three and six month periods of 1995 compared to $2,034,000 and $4,357,000 in 1994. This represents 8.2% and 9.1% of consolidated revenues for the three and six month period of 1995 and 9.1% and 9.9% for the same periods in 1994. Harlan accounts for most of the increase over 1994.

     The Company's backlog at June 30, 1995 is $69,400,000 compared to $28,200,000 at December 31, 1994 and $31,215,000 at June 30, 1994.
Substantially all of the current backlog will be completed within twelve months and approximately 93% is expected to be completed by December 31, 1995. Harlan accounts for a majority of the increase in the backlog from the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     On January 3, 1995, the Company borrowed $10,000,000 under a new term loan agreement and $9,500,000 under a $15,000,000 bank revolving line of credit to finance the Harlan acquisition and pay off Harlan's line of credit balance. The Company also issued $5,679,000 of subordinated convertible debentures to some of Harlan's former shareholders in the acquisition. The term loan is due in quarterly payments of $625,000 over four years and the revolving line of credit expires on December 31, 1998. The subordinated convertible debentures are to be paid in three equal installments in years 2000, 2001 and 2002. The Company has outstanding letters of credit with the bank totaling $12,373,000 which guarantee the Company's payment obligation under its insurance programs. The Company anticipates that its line of credit, cash balances and internally generated cash flows will be sufficient to fund operations, capital expenditures and debt service requirements for the next twelve months. The Company is also confident that its financial condition will allow it to meet long-term capital requirements.

     A quarterly dividend of $.0625 per share was paid on June 15, 1995.

     The Company's cash decreased $5,740,000 for the six months. Cash provided by operations was $4,791,000. Cash used in the acquisition of Harlan was $12,995,000 and cash used for capital expenditures was $1,534,000. Cash provided from financing was $3,998,000.

     The Company's current ratio is 1.4:1 at June 30, 1995 compared to 1.6:1 at December 31, 1994.

     Capital acquisitions for 1995 totalled $1,734,000. The Company anticipates acquiring a total of approximately $3,900,000 of capital assets in 1995.

                                    PART II

Item 1.  Legal Proceedings

     There were no material developments during the quarter related to legal proceedings previously reported by the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders was held on May 11, 1995 pursuant to a notice of meeting and proxy statement sent to the Company's stockholders on or about April 4, 1995. Mr. Charles M. Brennan III was elected as the Class III director whose term expires at the 1998 annual meeting of stockholders. Mr. William G. Brown and Mr. John M. Harlan continued as Class I directors. Mr. Allan E. Bulley, Jr. and Mr. Bide L. Thomas continued as Class II directors. The Class I and II directors' terms expire at the 1996 and 1997 annual meeting of stockholders, respectively.

     The stockholders approved the Company's 1995 Stock Option Plan by a vote of 1,248,986 shares in favor and 224,570 shares against and 15,104 shares abstaining. Reference to the description of the 1995 Stock Option Plan set forth in the Company's proxy statement is hereby incorporated.

Item 6.  Exhibits and Reports on Form 8-K

    a. Exhibits filed herewith are listed in the Exhibit Index filed as a part hereof and incorporated herein by reference.

    b. No reports on Form 8-K were filed by the Company for the second quarter of 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               The L. E. Myers Co. Group




Date:       July 27, 1995         By:_________________________________________
                                       Elliott C. Robbins, Sr. Vice President,
                                         Treasurer, and Chief Financial Officer
                                         (duly authorized representative of
                                         registrant and principal financial
                                         officer)

                            THE L.E. MYERS CO. GROUP
                          QUARTERLY REPORT ON FORM 10Q
           For the Three and Six Months Ended June 30, 1995 and 1994

                                 Exhibit Index


Number    Description                                                        Page (or Reference)
- ---------------------                                                        -------------------
  10.1      1995 Stock Option Plan                                                   12

  10.2      Management Incentive Plan                                                16

  11        Computation of Net Income Per Share                                      18

  27        Financial Data Schedules                                                 19