Form 10-Q
period 1995-09-30
MYERS L E CO GROUP
filed 1995-10-31
CIK 700923

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


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

Yes   X           No
    ------           ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes               No
    ------           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 27, 1995: 2,382,356

                           THE L. E. MYERS CO. GROUP

                                   I N D E X




PART I.   Financial Information                                                               Page No.
          ---------------------                                                               --------
  Item 1.  Financial Statements

       Condensed Consolidated Balance Sheet -
       September 30, 1995 and December 31, 1994                                                   2

       Condensed Consolidated Statement of Operations -
       Nine Months Ended September 30, 1995 and 1994                                              3

       Condensed Consolidated Statement of Cash Flows -
       Nine Months Ended September 30, 1995 and 1994                                              4

       Notes to Condensed Consolidated Financial Statements                                     5-7

  Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                    8-9

PART II.  Other Information
          -----------------

  Item 1.  Legal Proceedings                                                                      9

  Item 4.  Submission of Matters to a Vote of Security Holders                                    9

  Item 6.  Exhibits and Reports on Form 8-K                                                       9

SIGNATURE                                                                                        10


Part I, Item 1
Financial
Information

THE L.E. MYERS CO. GROUP

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

--------------------------------------------------------------------------------------------------------------------
                                                                                     September 30        Dec. 31
                                                                                         1995              1994
                                                                                    -------------    -------------
                                                                                     (Unaudited)            *
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
        Cash and cash equivalents                                                   $       339      $      6,115
        Contract receivables including retainage                                         44,033            12,687
        Costs and estimated earnings in excess of billings on uncompleted contracts      12,909             1,408
        Deferred income taxes                                                             3,192             1,622
        Other current assets                                                              1,550               532
                                                                                    -----------------------------
Total current assets                                                                     62,023            22,364
                                                                                    -----------------------------

Property and equipment:                                                                  61,029            50,515
        Less accumulated depreciation                                                    37,786            35,863
                                                                                    -----------------------------
                                                                                         23,243            14,652
                                                                                    -----------------------------
Intangible assets                                                                         1,088               368
Other assets                                                                              3,038             2,260
                                                                                    -----------------------------
Total assets                                                                        $    89,392      $     39,644
                                                                                    =============================

LIABILITIES
Current Liabilities:
        Current maturities of long-term debt                                        $     2,976      $        507
        Accounts payable                                                                  8,021             3,069
        Billings in excess of costs and estimated earnings on uncompleted contracts       5,162               783
        Accrued insurance                                                                10,449             4,415
        Other current liabilities                                                        18,981             4,995
                                                                                    -----------------------------
Total current liabilities                                                                45,589            13,769
                                                                                    -----------------------------

Deferred income taxes                                                                     2,221             1,257
Other liabilities                                                                           397               678
Long-term debt:
        Revolver and other debt                                                           2,480               318
        Term loan                                                                         6,250                 0
        Industrial revenue bond                                                           1,070                 0
        Subordinated convertible debentures                                               5,679                 0
                                                                                    -----------------------------
        Total long-term debt                                                             15,479               318
                                                                                    -----------------------------

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital                                               9,268             9,269
Retained earnings                                                                        18,551            16,472
Treasury stock                                                                           (1,637)           (1,643)
Shareholders' notes receivable                                                             (476)             (476)
                                                                                    -----------------------------
Total shareholders' equity                                                               25,706            23,622
                                                                                    -----------------------------

Total liabilities and shareholders' equity                                          $    89,392      $     39,644
                                                                                    =============================


--------------------------------------------------------------------------------------------------------------------

*Condensed from audited financial statements

 The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

THE L.E. MYERS CO. GROUP

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

-----------------------------------------------------------------------------------------------------------------
Periods Ended September 30                                  Three Months                     Nine Months
-----------------------------------------------------------------------------------------------------------------
                                                         1995          1994              1995           1994
                                                      ----------     ----------        ---------      ---------
Contract revenue                                      $   66,638     $   21,675        $ 186,704      $  65,466

Contract cost                                             58,670         18,603          164,745         56,622
                                                      -------------------------        ------------------------
Gross profit                                               7,968          3,072           21,959          8,844

Selling, general and administrative expenses               5,482          1,730           16,418          6,087
                                                      -------------------------        ------------------------

Income from operations                                     2,486          1,342            5,541          2,757

Other income (expense)
        Interest income                                       28             41               63            125
        Interest expense                                    (422)           (34)          (1,317)           (90)
        Gain (loss) on sale of fixed assets                   56             (5)             163             14
        Miscellaneous                                        (69)          (100)            (275)          (303)
                                                      -------------------------        ------------------------

Income before taxes                                        2,079          1,244            4,175          2,503

Income tax expense                                           831            485            1,670            976
                                                      -------------------------        ------------------------

Net income                                            $    1,248       $    759        $   2,505      $   1,527
-----------------------------------------------------------------------------------------------------------------

Earnings per share
        Primary                                       $      .49       $    .30        $     .99      $     .61
                                                      =========================        ========================
        Fully diluted                                 $      .43       $    .30        $     .88      $     .61
                                                      =========================        ========================

Dividends per common share                            $    .0625       $   .055        $     .18      $    .165
                                                      =========================        ========================

Weighted average common shares and
     Common share equivalents outstanding
        Primary                                            2,559          2,507            2,539          2,501
                                                      =========================        ========================
        Fully diluted                                      3,030          2,510            3,030          2,515
                                                      =========================        ========================

-----------------------------------------------------------------------------------------------------------------

The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement

THE L.E. MYERS CO. GROUP

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)


---------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30                                                      1994                               1994
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
Net income                                                                       $     2,505                         $    1,527
Adjustments to reconcile net income to cash flows
     from operations
          Depreciation and amortization                                                4,303                              2,167
          Amortization of intangibles                                                    241                                195
          Gain from disposition of assets                                               (163)                               (14)
          Changes in current assets and liabilities                                      926                             (4,078)
                                                                                 ----------------------------------------------
Cash flows from operations                                                             7,812                               (203)
                                                                                 ----------------------------------------------

CASH FLOWS FROM INVESTMENTS

Expenditures for property and equipment                                               (3,436)                            (2,788)
Proceeds from disposition of assets                                                    1,630                                 67
Cash used in acquisition, net of cash acquired                                       (12,995)                                 0
                                                                                 ----------------------------------------------
Cash flows from investments                                                          (14,801)                            (2,721)
                                                                                 ----------------------------------------------
CASH FLOWS FROM FINANCING

Repayments of long term debt                                                         (17,657)                            (1,071)
Proceeds from issuance of debt                                                        19,500                                  0
Purchase of treasury stock                                                                 0                               (168)
Decrease in deferred compensation                                                        (21)                               (20)
Decrease in other assets                                                                (183)                                (2)
Dividends paid                                                                          (426)                              (395)
                                                                                 ----------------------------------------------
Cash flows from financing                                                              1,213                             (1,656)
                                                                                 ----------------------------------------------
Decrease in cash and cash equivalents                                                 (5,776)                            (4,580)
Cash and cash equivalents at beginning of year                                         6,115                              5,698
                                                                                 ----------------------------------------------
Cash and cash equivalents at end of period                                       $       339                         $    1,118
                                                                                 ==============================================

---------------------------------------------------------------------------------------------------------------------------------

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

       The results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

       The following unaudited pro forma summary presents the consolidated results of continuing operations for the nine month period ended September 30, 1994 as if the acquisition had occured January 1, 1994 and does not purport to be indicative of what would have occurred had the acquisition actually been made as of January 1, 1994 or of results which may occur in the future (in thousands, except per share amounts).

                                                              1994
                                                              -----
   Contract revenue                                         $187,379
   Income                                                      4,005
   Income per share
       Primary                                                  1.60
       Fully diluted                                            1.42

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

       One lawsuit (the Kentucky lawsuit) alleged that the engineering subsidiary negligently designed and engineered the towers, and that OMU incurred damages as a result of the redesign and replacement of the four towers. During 1993, OMU agreed to a settlement of the case pursuant to which it accepted payment of $1,300,000 million from the Company.

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

       The approximately $550,000 of unreimbursed costs as well as the $1,300,000 million paid to OMU during 1993 is recorded on the Company's books as a non-current asset. Management is of the opinion that the amounts so recorded will be recovered in the New York lawsuit from its excess umbrella insurance carrier and its brokers, individually or collectively.

       The Company is also involved in various other legal matters which arise in the ordinary course of business, none of which is expected to have a material adverse effect.

4 - EARNINGS PER SHARE

       In 1995, the computation of primary earnings per share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of stock options. The computation of fully diluted earnings per share further assumes the conversion of the 7% convertible subordinated notes due January 3, 2000, 2001 and 2002. In 1994, both primary and fully diluted earnings per common share were based on the weighted average number of outstanding common shares.

5 - SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    (Dollars in thousands, except per share amounts)


                                                                                            1995
                                                          --------------------------------------------------------------------------
                                                           Mar. 31        June 30        Sept. 30        Dec. 31        Year to Date
------------------------------------------------------------------------------------------------------------------------------------

Contract Revenue                                          $   56,051     $   64,015     $   66,638      $              $  186,704

Gross Profit                                                   6,653          7,338          7,968                         21,959

Net Income                                                       252          1,005          1,248                          2,505

Income Per Share:
  Primary                                                        .10            .40            .49                            .99
  Fully diluted                                                  .10            .35            .43                            .88

Dividends Paid Per Share                                     .05-1/2        .06-1/4        .06-1/4                            .18

Market Price:
  High                                                        12-7/8         13-3/4         15-7/8                         15-7/8
  Low                                                         10-5/8         11-3/8         12-1/4                         10-5/8

                                                                                            1995
                                                          --------------------------------------------------------------------------
                                                           Mar. 31        June 30        Sept. 30        Dec. 31        Year to Date
------------------------------------------------------------------------------------------------------------------------------------

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

Dividends Paid Per Share                                     .05-1/2        .05-1/2        .05-1/2         .05-1/2            .22

Market Price:
  High                                                        12             12-1/4         13-5/8          12-3/4         13-5/8
  Low                                                         10-3/8         10-3/8          9-3/4          10-3/4          9-3/4

Part I
Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

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

        The Company reported net income of $1,248,000 or $.49 per share and $2,505,000 or $.99 per share for the three and nine month periods ended September 30, 1995. This compares to $759,000 or $.30 per share and $1,527,000 or $.61 per share for the same periods in 1994.

       Revenues for the three and nine month periods were $66,638,000 and $186,704,000 in 1995 compared to $21,675,000 and $65,466,000 in 1994. Harlan's contribution to 1995 revenues accounts for most of the growth compared to 1994.

       Gross profits for the three and nine month periods of 1995 were $7,968,000 or 12.0% and $21,959,000 or 11.8% compared to $3,072,000 or 14.2%
and $8,844,000 or 13.5% for the same periods in 1994. Harlan's contribution to 1995 gross profits accounts for most of the growth in 1994. Margins were reduced in 1995 due to increased revenues from certain contracts which were bid with lower mark-ups due to competition.

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

       Selling, general and administrative expenses were $5,482,000 and $16,418,000 for the three and nine month periods of 1995 compared to $1,730,000 and $6,087,000 in 1994. This represents 8.2% and 8.8% of consolidated revenues for the three and nine month period of 1995 and 8.0% and 9.3% for the same periods in 1994. Harlan accounts for most of the increase over 1994.

       The Company's backlog at September 30, 1995 is $74,400,000 compared to $28,200,000 at December 31, 1994 and $23,400,000 at September 30, 1994.
Substantially all of the current backlog will be completed within twelve months and approximately 60% is expected to be completed by December 31, 1995. Harlan accounts for a majority of the increase in the backlog from the prior year.

LIQUIDITY AND CAPITAL RESOURCES

       On January 3, 1995, the Company borrowed $10,000,000 under a new term loan agreement and $9,500,000 under a $15,000,000 bank revolving line of credit to finance the Harlan acquisition and pay off Harlan's line of credit balance. The Company also issued $5,679,000 of subordinated convertible debentures to some of Harlan's former shareholders in the acquisition. The term loan is due in quarterly payments of $625,000 over four years and the revolving line of credit expires on December 31, 1998. The subordinated convertible debentures are to be paid in three equal installments in years 2000, 2001 and 2002. The Company has outstanding letters of credit with the bank totaling $13,649,000, of which $12,320,000 guarantees the Company's payment obligation under its insurance programs and $1,329,000 which is a credit enhancement to guarantee an industrial revenue bond. The Company anticipates that its line of credit, cash balances and internally generated cash flows will be sufficient to fund operations, capital expenditures and debt service requirements for the next twelve months. The Company is also confident that its financial condition will allow it to meet long-term capital requirements.

       A quarterly dividend of $.0625 per share was paid on September 15, 1995.

       The Company's cash decreased $5,776,000 for the nine months. Cash provided by operations was $7,812,000. Cash used in the acquisition of Harlan was $12,995,000 and net cash used for capital expenditures was $1,806,000. Cash provided from financing was $1,213,000.

       The Company's current ratio is 1.4:1 at September 30, 1995 compared to 1.6:1 at December 31, 1994.

       Capital acquisitions for 1995 totalled $3,436,000. The Company anticipates acquiring a total of approximately $3,900,000 of capital assets in 1995.

                                    PART II

Item 1.  Legal Proceedings

       There were no material developments during the quarter related to legal proceedings previously reported by the Company.

Item 6.  Exhibits and Reports on Form 8-K

    a. Exhibits filed herewith are listed in the Exhibit Index filed as a part hereof and incorporated herein by reference.

    b. No reports on Form 8-K were filed by the Company for the third quarter of 1995.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The L. E. Myers Co. Group




Date:  October 31, 1995                 By:   /s/
     -------------------------             ------------------------------------
                                        Elliott C. Robbins, Sr. Vice President,
                                        Treasurer, and Chief Financial Officer
                                        (duly authorized representative of
                                        registrant and principal financial
                                        officer)

THE L.E. MYERS CO. GROUP
                          QUARTERLY REPORT ON FORM 10Q
        For the Three and Nine Months Ended September 30, 1995 and 1994

                                 Exhibit Index


Number    Description                                                        Page (or Reference)
------------------------------------------------------------------------------------------------
  11         Computation of Net Income Per Share                        -12-

  27         Financial Data Schedules                                   -13-