Form 10-K
period 1995-12-31
MYERS L E CO GROUP
filed 1996-03-25
CIK 700923

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)


   x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---
       EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For fiscal year ended December 31, 1995
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from             to            .
                                          -----------    -----------

                        Commission File Number:  1-8325

                                 MYR GROUP INC.
             (Exact name of registrant as specified in its charter)


                         Delaware                 36-3158643
               -----------------------------  -------------------
                (State or other jurisdiction   (I.R.S. Employer
                     of incorporation)        Identification No.)

                 2550 W. GOLF ROAD, ROLLING MEADOWS, IL  60008
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (847) 290-1891

          Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
                Title of each class          on which registered
              ---------------------------  -----------------------
               Common Stock, $1 par value  New York Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes  x     No
         ---       ---

     The aggregate market value of the registrant's Common Stock, $1 par value, held by non-affiliates of the registrant as of March 14, 1996, was $26,436,000 based on the closing price on that date on the New York Stock Exchange. As of March 14, 1996, 3,187,443 shares of the registrant's Common Stock, $1 par value were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Those sections or portions of the definitive proxy statement of MYR Group Inc. for use in connection with its annual meeting of stockholders to be held May 15, 1996 are incorporated by reference into Part III of this annual report.

                               Table of Contents
                           and Cross-Reference Sheet
                           -------------------------

                                                                    Page or Reference
                                                                    -----------------

  PART I      Item 1.   Business ............................................3

              Item 2.   Properties...........................................6

              Item 3.   Legal Proceedings....................................7

              Item 4.   Submission of Matters to a Vote of Security
                        Holders..............................................7

  Part II     Item 5.   Market for Registrant's Common Equity and Related
                        Stockholder Matters..................................8

              Item 6.   Selected Financial Data..............................9

              Item 7.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.................10

              Item 8.   Financial Statements................................13

              Item 9.   Changes in and Disagreements with Independent
                        Accountants on Accounting and Financial
                        Disclosure..........................................29

  Part III    Item 10.  Directors and Executive Officers of the
                        Registrant..........................................30

              Item 11.  Executive Compensation..............................30

              Item 12.  Security Ownership of Certain Beneficial
                        Owners and Management...............................30

              Item 13.  Certain Relationships and Related Transactions......30

  Part IV     Item 14.  Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K.................................31

  Signatures................................................................32



                                 MYR GROUP INC.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

On December 14, 1995 the Certificate of Incorporation of the registrant, MYR Group Inc. was amended to change the name of the Company to MYR Group Inc. from The L. E. Myers Co. Group. The Company was organized under the laws of Delaware in April 1982, to serve as a holding company. Its principal assets consist of all of the outstanding shares of capital stock of The L. E. Myers Co., a Delaware corporation ("Myers"), Hawkeye Construction Inc., an Oregon corporation ("Hawkeye") and Harlan Electric Company, a Michigan corporation ("Harlan"). Myers is based in Rolling Meadows, Illinois and is the successor to another Delaware corporation of the same name which was organized in 1914 to succeed a business established in 1891 by Lewis E. Myers. Hawkeye was acquired by the Company in 1991 and its principal place of business is Troutdale, Oregon. Harlan was acquired by the Company in 1995 and is headquartered in Southfield, Michigan. On January 3, 1995 the Company acquired all of the common stock of Harlan, through a merger of HMM Corporation, a wholly owned subsidiary of the Company with and into Harlan pursuant to an Agreement and Plan of Merger dated October 5, 1994 (the "Merger"). Harlan has two subsidiaries: Sturgeon Electric Company, Inc., a Michigan corporation ("Sturgeon") with its principal place of business in Henderson, Colorado, acquired by Harlan in 1974 and Power Piping Company, a Pennsylvania corporation ("Power Piping") with its principal place of business in Pittsburgh, Pennsylvania, acquired by Harlan in 1963. As used under this Item 1 and Item 2, the term "Company" refers collectively to MYR Group Inc. and its direct and indirect subsidiaries and predecessors, unless the context otherwise requires.

The consolidated financial statements and notes thereto set forth in Part II,
Item 8 of this report contain information regarding Harlan and its subsidiaries from January 3, 1995.

The general offices of the Company are located at 2550 West Golf Road, Rolling Meadows, Illinois.

CONSTRUCTION SERVICES
---------------------

The Company conducts its business through its direct and indirect operating subsidiaries. The three principal types of construction services performed by the company are electric utility line construction, commercial and industrial electrical construction and mechanical construction.

Myers, Harlan and Sturgeon are involved in the construction and maintenance of electric transmission lines, substations, distribution systems and lighting systems for electric utilities and industrial users of similar systems. These services are frequently referred to as "outside" or "line" electrical construction service. The Company generally serves the electric utility industry as a prime construction contractor. Designs and specifications for a project are usually prepared by the clients or their agents. The Company supplies the management, labor, equipment and tools necessary to construct the project. Construction materials are generally supplied by the clients although the Company occasionally may be required to procure and supply the construction materials. Most contracts undertaken by the Company are completed within twelve months, although certain contracts may extend for longer periods.

The Company, through Sturgeon and Harlan provide electric construction and maintenance services to the commercial and industrial marketplace and construction services to the telecommunication market. These services are typically referred to as "inside" electrical construction. The Company's work in the commercial and industrial electric construction market place is most often performed as a subcontractor to a general contractor, however, the Company does perform certain commercial and industrial construction services as a prime contractor. Commercial and industrial electrical maintenance services are frequently performed by the Company as a prime contractor. The Company generally provides the materials to be installed as a part of the scope of these contracts which vary greatly in size and duration. The Company provides such construction services on many varied types of projects including airports, hospitals, hotels and casinos, arenas and convention centers, and manufacturing and process facilities. On occasion, a subsidiary of the Company will enter into a joint venture with another contractor to perform a specific project. Typically in these cases the subsidiary and the other contractor will share in the profits or losses on the project in the percentage determined by the joint venture agreement. The joint venture agreement will define the obligations of the subsidiary and the other contractor with respect to the project and the management of the venture.

The Company, through Power Piping, also provides mechanical construction and maintenance services for the steel industry, electric utility industry, chemical industry and other industrial customers located in the eastern half of the United States. These services are provided by the Company both as a prime contractor and as a subcontractor.

The Company's construction and maintenance crews are active year round in all geographic areas in which the Company operates. Winter weather in some northern areas and summer weather in some southern areas can adversely impact work schedules.

The Company is subject to the authority of state and municipal regulatory bodies concerned with the licensing of contractors. The Company has experienced no material difficulty in complying with the requirements imposed on it by such regulatory bodies.

The Company's operations are currently conducted exclusively in the United
States.

CUSTOMERS
---------

Electric utilities, in the aggregate, represent the largest customer base of the Company. During the last five years, the Company's ten largest customers accounted for approximately 40% of its consolidated contract revenues and its single largest customer accounted for approximately 11% of such revenue. As a result of the Merger, the percentage of the Company's consolidated revenues derived from the electric utility industry has been reduced from prior years. General contractors, as a group, constitute a significant group of customers for the Company's commercial and industrial work. Municipal or other government funded large projects provide the Company with significant revenues when it is awarded all or a substantial part of the electrical construction work on such projects.

In 1995 the Company's ten largest customers accounted for approximately 40% of annual revenues. The Company's single largest customer during 1995 was Detroit Edison Company, an electrical utility in Michigan, accounting for approximately 7% of such revenue.

CONTRACTS
---------

The Company enters into contracts principally on the basis of competitive bids. Although there is considerable variation in the terms of the contracts undertaken by the Company, they will usually be either lump sum or unit price contracts pursuant to which the Company agrees to do the work for a fixed amount for the entire project or for the particular units of work performed.
On occasion, the Company does obtain cost-plus contracts which provide for reimbursement of costs incurred by the Company, often within stated limits, plus the payment of a fee in a fixed amount or equal to a percentage of reimbursable cost. On occasion these cost-plus contracts require the Company to include a guaranteed not-to-exceed maximum price. Lump sum or unit price contracts have accounted for the larger portion of the Company's contract revenues in recent years. Such contracts typically place greater risks on the Company than do contracts of the cost-plus type. A portion of the work performed by the Company requires performance and payment bonds at the time of execution of the contract. Contracts generally include payment provisions pursuant to which a 5% to 10% retainage is withheld from each progress payment until the contract work has been completed.

The Company's backlog was $69,100,000 at December 31, 1995, compared to $28,200,000 at December 31, 1994. The varying magnitude and duration of projects undertaken by the Company may result in substantial fluctuations in its backlog from time to time. Substantially all of the December 31, 1995 backlog will be completed in 1996.

Certain of the projects which the Company undertakes are not completed in one accounting period. Revenue on such construction contracts is recorded on the percentage-of-completion accounting method determined by the ratio of cost incurred to date on the contracts to management's estimates of total contract costs. Projected losses are provided for in their entirety without reference to percentage-of-completion.

Some projects give rise to claims by the Company against its customers for additional compensation based upon such matters as scheduling changes, delays and interruptions or improper or revised specifications. The resolution of such claims often extends over several years. Management's judgment as to the possible outcome of such claims pending at the end of a financial reporting period is reflected in the Company's results of operations for such period and is revised in subsequent periods if and as required by developments with respect to such claims (see Note 1 to the Financial Statements).

COMPETITION
-----------

The Company's business is highly competitive. Competition is primarily based on the price of the construction services rendered and upon the reputation for quality and reliability of the contractor rendering them.

The competition encountered by the Company varies depending upon the type of construction services which it renders. The construction and maintenance service provided to electric utilities and industrial owners of similar systems often requires larger amounts of capital and more specialized equipment than the requirements for commercial construction. Larger electric utility projects require increased numbers of heavy duty equipment as well as stronger financial resources to meet the cash flow requirements of these projects. These factors reduces the number of potential competitors on these projects to the larger competitors. The number of firms which generally compete for any electric utility project varies greatly depending on a number of factors including, the size of the project, its location and the bidder qualification requirements imposed upon contractors by the customer. Many of the competitors the Company encounters restrict their operations to one geographic area while a few operate nationally, as does the Company.

Competition for the electrical construction services provided by the Company to the commercial and industrial customers varies greatly. Again, size and location of the project will impact which competitors and the number of competitors the company will encounter on any particular project. The individual relationships with general contractors developed over several years by particular contractors based upon prior projects worked together will impact the Company's and its competitors' opportunities to bid on certain projects. The equipment requirements for this type of work are not as significant as for the electric utility construction. Since commercial construction typically involves the purchase of materials by the contractor the financial resources to meet these requirements on particular projects may impact the competition the Company encounters. The Company has principally performed such construction services in the western half of the United States. Certain of the Company's competitors for this type of work operate nationally, however, the preponderance of the Company's competition operates regionally.

The Company's mechanical construction and maintenance service have been performed principally in the eastern half of the United States. The Company's competitors for this type of work operate regionally.

The Company's competition includes entities which operate solely as union contractors, solely as non-union contractors, or in certain cases, through related companies having both union and non-union contractors.

In essentially all cases involving maintenance services provided by the Company, the Company's customers will also perform some or all of these types of services as well.

EMPLOYEES
---------

At December 31, 1995, the Company had approximately 275 salaried employees including executive officers, district managers, project managers, superintendents, estimators, office managers, and staff and clerical personnel. At the same date, the Company employed approximately 2,450 hourly-rated employees, whose number fluctuates depending upon the number and size of the projects under construction by the Company at any particular time. At that date, approximately 90% of the Company's hourly-rated employees were members of the International Brotherhood of Electrical Workers ("IBEW"), AFL-CIO. Such IBEW employees are represented by numerous local unions under various agreements with varying terms and expiration dates. Such local agreements are entered into by and between the IBEW local and the National Electrical Contractors Association, of which the Company is a member. On occasion the Company will employ employees who are members of other trade unions pursuant to multi-employer, multi-union project agreements. A small number of the Company's employees are represented by the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry.

ITEM 2.  PROPERTIES
-------------------

CONSTRUCTION EQUIPMENT
----------------------

The Company owns a substantial amount of construction equipment. This equipment, which at December 31, 1995 had an aggregate cost of $51,825,000 and a book value of $16,056,000 includes, among other items, trucks, trailers, tractors, tension stringing machines, bulldozers, bucket trucks, digger derricks, cranes and construction tools. Circumstances often require the Company to lease or rent various items of equipment in connection with its work on particular projects. The terms of these equipment leases and rental agreements are generally related to the length of time to complete the construction contract and sometimes include an option to purchase. The Company generally exercises the lease-purchase options with respect to such equipment and in such cases usually receives a credit toward the purchase price in the amount of all or a portion of the rentals paid on the lease.

REAL ESTATE
-----------

The general offices of the Company occupy approximately 7,500 square feet of leased space in an office building at 2550 West Golf Road, Rolling Meadows, Illinois. The lease on these quarters expires in September of 1996. Rental for such property in 1995 totaled approximately $80,300.

The Company owns land which at December 31, 1995 aggregated approximately 63 acres. Buildings owned by the Company as of the same date contained approximately 344,200 square feet of space and housed certain regional offices and equipment centers, as well as a number of small warehouses and garages.

Certain other regional locations, which were leased on December 31, 1995, contained approximately 125,000 square feet of enclosed space. Rentals for such property in 1995 totaled approximately $854,000 and were under both long and short-term leases.

The following table sets forth Company acquisitions of all property and equipment, including acquisitions under capital leases, during each of the last three years.


                         Year         Amount
                         ----         ------

                         1995       $4,959,000
                         1994       $4,449,000
                         1993       $3,432,000

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

In September 1984, the Company's umbrella insurance carrier, National
Union Fire Insurance Company of Pittsburgh (National Union) filed a lawsuit in the Supreme Court of the State of New York seeking a declaratory judgment that it was not obligated to defend and indemnify the Company for losses and damages related to errors in the design of four transmission towers designed for the City Utilities Commission of Owensboro, Kentucky (OMU) by the Company's former engineering subsidiary, LEMCO Engineers, Inc. (LEMCO). (See Note 11 to the Financial Statements). The case was removed to U. S. District Court for the Southern District of New York. The Company filed a counterclaim against National Union seeking a declaratory judgment that National Union must indemnify the Company with respect to all claims above the primary policy limits of $1,000,000. The Company also filed cross claims against the insurance brokers who secured the excess insurance for the Company, the EMAR Company, American Risk Management, Inc. and the Walsh Group, alleging breach of contract, breach of fiduciary duty and negligence in connection with the procurement of the policy and seeking to hold these third party defendants liable to the Company in the event the Court holds that National Union is not obligated to indemnify the Company under the excess insurance policy. The case was placed on the Court's suspense docket pending the outcome of a related Kentucky State Court lawsuit brought by OMU against LEMCO and the steel supplier (the "Kentucky Case"). The Kentucky Case was settled in November 1993 and the U. S. District Court removed the National Union case from the suspense docket in February 1994. A trial date of April 15, 1996 has been set by the U.S. District Court.

The Company is also a defendant in lawsuits arising in the ordinary course of its business. In the opinion of the Company's management, based in part upon the advice of its counsel, these lawsuits are covered by insurance, provided for in the consolidated financial statements of the Company, or are without merit, and the Company's management is of the opinion that the ultimate disposition of any of these pending lawsuits will not have a material adverse impact on the Company in relation to the Company's consolidated financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

A special meeting of stockholders of the Company was held on December 14, 1995. The stockholders approved an amendment to Article First of the Company's Certificate of Incorporation pursuant to which the name of the Company was changed to MYR Group Inc. from The L. E. Myers Co. Group. The vote on the proposal was 2,157,665 shares in favor of the amendment, 27,188 shares against the amendment and 2,593 shares abstained. The vote in favor constitute 90.56% of the number of shares issued and outstanding and entitled to vote at the meeting.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
--------------------------------------------------------------------------

The shares of Common Stock of the Company are listed and traded on the New York Stock Exchange. As of March 14, 1996 there were approximately 1,087 holders of record of the shares of Common Stock of the Company. The following table sets forth quarterly market price and dividend information per share for the Common Stock of the Company (see Note 18 to the Financial Statements).


     Quarter Ended          Stock Price Range (1)     Dividends Declared (1)
     -------------          ---------------------     ----------------------

December 31, 1995            $10.00  - $11.81                 $.047

September 30, 1995             9.19  -  11.91                  .047

June 30, 1995                  8.53  -  10.31                  .047

March 31, 1995                 7.97  -   9.66                  .041

December 31, 1994              8.06  -   9.56                  .041

September 30, 1994             7.31  -  10.22                  .041

June 30, 1994                  7.78  -   9.19                  .041

March 31, 1994                 7.78  -   9.00                  .041


(1) The stock price range and dividends declared reflect a four-for-three stock split in the form of a stock dividend on December 15, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

CONTINUING OPERATIONS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                             1995       1994        1993      1992       1991
------------------------------------------------------------------------------------------------------
FOR THE YEAR  Contract revenue                    $266,965    $86,842    $108,515  $110,251    $96,097
              Income                                 3,429      2,329       1,633     3,584      3,045
              Depreciation and amortization          6,189      3,191       2,892     2,287      1,701
              Capital expenditures                   4,959      4,449       3,432     6,160      2,648
              Interest expense                       1,772         99         350       324        373
              ----------------------------------------------------------------------------------------
AT YEAR END   Backlog                              $69,100    $28,200     $26,150   $31,370    $28,831
              Working capital                       15,490      8,595       8,636    10,404     11,082
              Property (net)                        23,144     14,652      13,189    12,505      8,425
              Total assets                         101,834     39,644      39,624    41,918     34,682
              Total long-term debt                  14,590        318         804     1,478      1,337
              Shareholders' equity                  26,618     23,622      22,046    21,813     18,196
              Shares outstanding                     3,182      3,172       3,193     3,297      3,289
              ----------------------------------------------------------------------------------------
PER SHARE     Income
DATA           Primary                               $1.01       $.70        $.48     $1.03       $.89
               Fully diluted                           .91        .70         .48      1.03        .89
              Book value                              8.37       7.45        6.91      6.62       5.54
              Stock price range
               Low                                    7.97       7.31        6.38     11.44       9.38
               High                                  11.91      10.22       13.41     19.03      13.22
              Cash dividends                         .1819      .1650       .1575     .1388      .1181
              ----------------------------------------------------------------------------------------

     NOTES: 1. Selected financial data for 1995 includes Harlan Electric
               Company since the January 3, 1995 date of acquisition (see Note 2 to the Financial Statements).

            2. The selected financial data excludes discontinued operations
               (see Note 5 to the Financial Statements).

            3. All share and per share data have been adjusted for the four-
               for-three stock split in the form of a stock dividend in December 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------
         (all dollar amounts, except per share amounts, are in thousands)

Results of Operations
---------------------
Continuing Operations
Revenues increased by 207.4% to $266,965 in 1995 from $86,842 in 1994. The 1995 increase in revenues was due to the Harlan acquisition described in Note 2 to the Financial Statements. Revenue growth of 5% was achieved in 1995 from 1994 when considering the Harlan revenues in 1994 combined with the pre-merger revenues of the Company on a pro forma basis (See Note 2 in the Financial Statements).

The use of alliances by several of the Company's clients accounted for some revenue in 1995. Clients use alliances to award some or all of their construction requirements to one or more (generally not more than two) preferred contractors at predetermined prices or negotiated prices without competitive bids. The Company anticipates that alliance generated revenues will continue to grow as a percentage of the Company's total revenues.

Revenues decreased by 20.0% to $86,842 in 1994 from $108,515 in 1993. The decrease was due to several utility customers reducing the volume of work to be awarded as a result of concerns over the potential impact of deregulation of the electric utility industry.

Gross profit increased by 140.3% to $29,547 in 1995 from $12,297 in 1994 due primarily to the acquisition of Harlan. The gross profit percentage decreased to 11.1% in 1995 compared to 14.2% in 1994 due, in large part, to a different mix of construction work performed by the Company. An increased percentage of revenues in 1995 was from projects which included the supply of materials which carry a lower markup. Increased workers compensation and other insurance costs and related expenses also contributed to the reduction in gross margin percentage in 1995.

Gross profit increased by 16.0% to $12,297 in 1994 from $10,602 in 1993. Gross profit percentage increased to 14.2% in 1994 compared to 9.8% in 1993. The increase in gross profit percentage from 1993 to 1994 resulted primarily from reduced workers compensation costs and related expenses in 1994 and depressed margins in 1993.

Revenue and gross profit comparisons from quarter to quarter and comparable quarters of different periods may be impacted by variables beyond the control of the Company. Such variables include unusual or unseasonable weather and delays in receipt of construction materials on projects where the materials are provided to the Company by its clients. The different mix of the Company's work from period to period can impact gross margin percentage. As the percent of revenue derived for projects in which the Company supplies materials increases, the gross profit percentage will generally decrease. As the percentage of revenue derived from cost-plus work increases, margins may also decrease since this work involves lower financial risk. Finally, since the Company's revenues are derived principally from providing construction labor services, insurance costs, particularly for workers' compensation, are a significant factor in the Company's contract cost structure. Fluctuations in insurance reserves for claims under the retrospective rated insurance programs can have a significant impact on gross margins, either upward or downward, in the period in which such insurance reserve adjustments are made.

Selling, general and administrative expenses increased by 166.7% to $21,780 in 1995 from $8,165 in 1994 due to the acquisition of Harlan and increased expenses to sustain higher levels of revenue. Selling, general and administrative expenses as a percentage of revenues decreased to 8.2% in 1995 from 9.4% in 1994 due to higher revenue volume spread over a relatively fixed expense base.

Selling, general and administrative expenses increased by 4.1% to $8,165 in 1994 from $7,844 in 1993 due to increased compensation costs for additional operating personnel and employee incentive awards related to improved operating results. Offsetting the increase was a reduction in costs relating to favorable settlements of a legal matter that were accrued in 1993. Selling, general and administrative expenses as a percentage of revenue increased to 9.4% in 1994 from 7.2% in 1993 due to lower revenue volume spread over a relatively fixed expense base.

Net interest expense was $1,707 in 1995 compared to net interest income of $49 in 1994. Interest expense increased in 1995 primarily due to long-term debt acquired in the acquisition of Harlan and short-term borrowing used primarily to finance the Company's increased working capital requirements.

Net interest income was $49 in 1994 compared to net interest expense of $320 in 1993. Interest expense decreased in 1994 due to lower revenues which permitted the Company to generate sufficient cash flow from operations to fund more of its working capital requirements.

Other expense was $565 in 1995 compared to $427 in 1994 and consisted primarily of $260 from the amortization of non-competition agreements and $107 from the amortization of goodwill.

Other expense was $427 in 1994 compared to $317 in 1993 and consisted primarily of $260 for the amortization of non-competition agreements.

Income tax expense increased 53.1% to $2,286 in 1995 from $1,493 in 1994 due to the corresponding increase in income before taxes. As a percentage of income the effective rate was 40.0% for 1995 and 39.1% for 1994.

Income tax expense increased 155.7% to $1,493 in 1994 from $584 in 1993 due to an increase in income before taxes and to the Company employing an interest rate hedging transaction during 1993 which reduced the effective tax rate for that year. As a percentage of income the effective rate was 39.1% for 1994 and 26.3% for 1993.

The Company's backlog was $69,100 at December 31, 1995, $28,200 at December 31, 1994 and $26,150 at December 31, 1993. Substantially all of the current backlog will be completed within twelve months.

Discontinued Operations
During 1988, the Company's Board of Directors approved plans to dispose of its engineering and telecommunications subsidiaries. As part of the sale of the engineering subsidiary, the Company retained certain rights and obligations in connection with two lawsuits. In 1994 the Company recorded additional amounts, primarily legal expenses related to these lawsuits, which resulted in an additional loss from discontinued operations of $150 (see Item 3, Legal Proceedings and Note 11 to the Financial Statements).

Liquidity and Capital Resources
-------------------------------

As of December 31, 1995 the Company had working capital of $15,490 as compared to $8,595 in 1994 and $8,636 in 1993. Working capital increased in 1995 primarily due to the acquisition of Harlan. Working capital decreased marginally in 1994 compared to 1993 due to increased expenditures for property and equipment in 1994.

The ratio of current assets to current liabilities was 1.27:1 at December 31, 1995.

The acquisition of Harlan was completed on January 3, 1995. The purchase price was $19,291. Of this amount $13,612 was paid to the Harlan shareholders in cash with the remaining $5,679 of the payment in the form of convertible subordinated notes of the Company's. The subordinated notes are convertible into shares of the Company's common stock at a price per share of $9.4659. The cash portion of the purchase price was funded partly through the Company's cash balances and partly from bank debt (see Note 2 to the Financial Statements).

The Company has a $25,000 revolving and term credit facility (see Note 8 to the Financial Statements). As of December 31, 1995 there were $9,200 and $7,500 outstanding under the revolver and term credit facility, respectively. The Company has outstanding letters of credit with banks totaling $12,366, of which $11,224 guarantees the Company's payment obligations under its insurance programs and $1,142 which is a credit enhancement to guarantee an industrial revenue bond. The Company anticipates that its credit facility, cash balances and internally generated cash flows will continue to be sufficient to fund operations, capital expenditures and debt service requirements. The Company is also confident that its financial condition will allow it to meet long-term capital requirements.

The Company's Board of Directors has authorized the purchase of up to 333,333 shares of its common stock. No purchases were made in 1995 and the Company has no current plans to purchase additional shares. In 1994 and 1993, purchases made under this program totaled 20,821 shares and 109,067 shares at a cost of $168 and $992 respectively. At December 31, 1995 the balance available under the Board of Directors' authorization to purchase shares was 154,645.

Capital expenditures were $4,959 in 1995, compared to $4,449 in 1994 and $3,295 in 1993. Capital expenditures during these periods were used for normal property and equipment additions, replacements and upgrades. The Company plans to spend approximately $5,000 on capital improvements in 1996.

Cash flows from operations were $4,161 in 1995 compared to $6,647 in 1994.
This reduction is primarily the result of increased accounts receivable and work in process related to the increase in revenue. Cash flows from operations increased $856 in 1994 to $6,647 from $5,791 in 1993. The increase in cash flow in 1994 compared to 1993 resulted from improved operations after cash flows from discontinued operations.

Cash flows used for investments in1995 included $12,995 for the acquisition of Harlan (see Note 2 of the Financial Statements). Cash flows were generated from the disposal of property and equipment amounting to $1,818. The increase in cash flows used for investment in 1994 compared to 1993 is primarily due to increased expenditures for property and equipment.

Cash flows for dividends were $575, $527 and $508 in 1995, 1994 and 1993, respectively. Financing costs of $133 represented banking fees for the Harlan acquisition financing.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------



                         Index to Financial Statements
                         -----------------------------

                                                                Page


Responsibility for Financial Statements                          14

Independent Auditors' Report                                     15

Financial Statements:

       Consolidated Balance Sheet -
         December 31, 1995 and 1994                              16

       Consolidated Statement of Operations -
         Years Ended December 31, 1995, 1994 and 1993            17

       Consolidated Statement of Shareholders' Equity
         Years Ended December 31, 1995, 1994 and 1993            18

       Consolidated Statement of Cash Flows
         Years Ended December 31, 1995, 1994 and 1993            19

       Notes to Financial Statements                             20


MYR GROUP INC.
--------------------------------------------------------------------------------

RESPONSIBILITY FOR FINANCIAL STATEMENTS


The financial statements, and all other information in this annual report, were prepared by management which is responsible for their integrity and objectivity. Management believes the financial statements, which require the use of certain estimates and judgments, fairly and accurately reflect the Company's financial position and operating results, in accordance with generally accepted accounting principles. All financial information in this annual report is consistent with the financial statements.

Management maintains a system of internal controls which it believes provides reasonable assurance that, in all material respects, assets are maintained and accounted for in accordance with management's authorizations and transactions are recorded accurately in the books and records. The concept of reasonable assurance is based on the premise that the cost of internal controls should not exceed the benefits derived. To assure the effectiveness of the internal lines of responsibility and delegation of authority, the Company's formally stated and communicated policies require employees to maintain high ethical standards in their conduct of its business. These policies address, among other things, potential conflicts of interest; compliance with all laws, including those related to financial disclosure; and confidentiality of proprietary information.

The Audit Committee of the Board of Directors is comprised entirely of directors who are not employees of the Company. The committee reviews audit plans, internal controls, financial reports and related matters and meets regularly with the Company's management and independent auditors. The independent auditors have free access to the Audit Committee, without management being present, to discuss the results of their audits or any other matters.

Deloitte & Touche LLP, independent auditors, have audited the financial statements of the Company. Their report is presented on page 15. Their audit includes a study and evaluation of the Company's control environment, accounting systems and control procedures. Deloitte & Touche LLP advises management and the Audit Committee of significant matters resulting from their audit of our financial statements and consideration of our internal controls.





Charles M. Brennan III
Chairman and
Chief Executive Officer





Elliott C. Robbins
Senior Vice President, Treasurer
and Chief Financial Officer

MYR GROUP INC.
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
MYR Group Inc.:

We have audited the accompanying consolidated balance sheets of MYR Group Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MYR Group Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


Deloitte & Touche LLP
Chicago, Illinois
March 20, 1996

MYR GROUP INC.

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)


----------------------------------------------------------------------------------------------------
                      DECEMBER 31                                               1995        1994
----------------------------------------------------------------------------------------------------
ASSETS                Current assets:
                       Cash and cash equivalents                             $     703    $    6,115
                       Accounts receivable (Note 3)                             51,114        12,687
                       Costs and estimated earnings in excess
                        of billings on uncompleted contracts (Note 4)           14,851         1,408
                       Deferred income taxes (Note 10)                           4,602         1,622
                       Other current assets                                      1,594           532
                                                                            ----------     ---------
                      Total current assets                                      72,864        22,364

                      Property and equipment-net (Notes 6, 7 and 8)             23,144        14,652
                      Intangible assets - net                                    2,681           368
                      Other assets (Note 11)                                     3,145         2,260
                                                                            ----------     ---------
                      Total assets                                          $  101,834     $  39,644

----------------------------------------------------------------------------------------------------
LIABILITIES           Current liabilities:
                       Current obligations under capital leases (Note 7)     $      58     $     267
                       Current maturities of long-term debt (Note 8)             9,120           240
                       Accounts payable                                         13,886         3,069
                       Billings in excess of costs and estimated
                        earnings on uncompleted contracts (Note 4)               5,042           783
                       Accrued liabilities (Note 9)                             29,268         9,410
                                                                            ----------     ---------
                      Total current liabilities                                 57,374        13,769

                      Obligations under capital leases (Note 7)                    -              58
                      Long-term debt (Note 8)                                   14,590           260
                      Deferred compensation                                        391           418
                      Deferred income taxes (Note 10)                            2,861         1,257
                      Other liabilities                                            -             260

SHAREHOLDERS'         Common stock - par value $1 per share;
EQUITY                 authorized 6,000,000 shares; issued
                       3,349,593 shares                                          3,350         2,512
                      Additional paid-in capital                                 5,898         6,757
                      Common stock held in Treasury, at cost:
                      1995 - 167,484 shares and
                      1994 - 177,751 shares (Note 12)                           (1,548)       (1,643)
                      Retained earnings                                         19,326        16,472
                      Shareholders' notes receivable (Note 14)                    (408)         (476)
                                                                            ----------     ---------
                      Total shareholders' equity                                26,618        23,622
                                                                            ----------     ---------
                      Total liabilities and shareholders' equity            $  101,834    $   39,644
----------------------------------------------------------------------------------------------------

The "Notes to Financial Statements" are an integral part of this statement.

MYR GROUP INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands except per share amounts)


------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                              1995           1994            1993
------------------------------------------------------------------------------------------------
Contract revenue                                 $  266,965      $   86,842           $ 108,515
Contract cost                                       237,418          74,545              97,913
                                                 -----------     -----------          ----------
Gross profit                                         29,547          12,297              10,602

Selling, general and administrative expenses         21,780           8,165               7,844
                                                 -----------     -----------          ----------
Income from operations                                7,767           4,132               2,758
Other income (expense)
 Interest income                                         65             148                  30
 Interest expense                                    (1,772)            (99)               (350)
 Gain on sale of property and equipment                 220              68                  96
 Other                                                 (565)           (427)               (317)
                                                 -----------     -----------          ----------
Income from continuing operations
 before income taxes                                  5,715           3,822               2,217
Income tax expense (Note 10)                          2,286           1,493                 584
                                                 -----------     -----------          ----------
Income from continuing operations                     3,429           2,329               1,633
Loss from discontinued operations (Note 5)               -             (150)                -
                                                 -----------     -----------          ----------
Net income                                       $    3,429      $    2,179           $   1,633
------------------------------------------------------------------------------------------------

Earnings per share (Note 13) - Primary:
 Income from continuing operations               $     1.01      $      .70           $     .48
 Net income                                      $     1.01      $      .65           $     .48

Earnings per share (Note 13) - Fully Diluted:
 Income from continuing operations               $      .91      $      .70           $     .48
 Net income                                      $      .91      $      .65           $     .48
------------------------------------------------------------------------------------------------

The "Notes to Financial Statements" are an integral part of this statement.

MYR GROUP INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Dollars in thousands)


----------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
----------------------------------------------------------------------------------------------
                           Common    Additional                        Shareholders'
                           Stock      Paid-In    Treasury   Retained       Notes
                           Issued     Capital     Stock     Earnings    Receivable     Total
                       -----------------------------------------------------------------------
Balance January 1,
 1993                     $2,510      $6,756     $  (493)    $13,695       $(655)     $21,813
  Issuance of 4,270
   common shares
   upon exercise of
   stock options               2           1           9                                   12
  Net income                                                   1,633                    1,633
  Dividends paid                                                (508)                    (508)
  Shareholders' note
   payments                                                                   88           88
  Treasury stock
   purchases                                        (992)                                (992)
                       -----------------------------------------------------------------------
Balance December 31,
 1993                      2,512       6,757      (1,476)     14,820        (567)      22,046
  Net income                                                   2,179                    2,179
  Dividends paid                                                (527)                    (527)
  Shareholders' note
   payments                                                                   91           91
  Treasury stock
   purchases                                        (167)                                (167)
                       -----------------------------------------------------------------------
Balance December 31,
 1994                      2,512       6,757      (1,643)     16,472        (476)      23,622
  Effect a four-for-
   three stock split in
   a form of a stock
   dividend                  838        (838)
  Issuance of 10,267
   common shares
   upon exercise of
   stock options                         (21)         95                                   74
  Net income                                                   3,429                    3,429
  Dividends paid                                                (575)                    (575)
  Shareholders' note
   payments                                                                   68           68
                       -----------------------------------------------------------------------
Balance December 31,
 1995                     $3,350      $5,898     $(1,548)    $19,326       $(408)     $26,618
----------------------------------------------------------------------------------------------

The "Notes to Financial Statements" are an integral part of this statement.

MYR GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)


---------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                                                1995        1994       1993
---------------------------------------------------------------------------------------------------
CASH           Income from continuing operations                    $  3,429    $  2,329   $  1,633
FLOWS          Adjustments to reconcile income
FROM            from continuing operations to cash
OPERATIONS      flows from continuing operations:
                Depreciation and amortization                          5,822       2,931      2,632
                Amortization of non-compete agreements                   260         260        260
                Amortization of goodwill                                 107           -          -
                Deferred income taxes                                    489         781        140
                Gain on sale of property and equipment                  (220)        (68)       (95)
                Changes in operating assets and
                 liabilities:
                  Accounts receivable                                 (3,622)      1,173      2,263
                  Inventory                                                -           -      1,763
                  Costs and estimated earnings in
                   excess of billings on uncompleted
                   contracts                                          (6,557)        395        523
                  Other assets                                           247        (421)        33
                  Accounts payable                                    (4,673)        346     (3,213)
                  Billings in excess of costs and
                   estimated earnings on uncompleted
                   contracts                                             685        (438)      (414)
                  Insurance accruals                                   4,338        (937)     2,470
                  Other liabilities                                    3,856         446       (899)
                                                                     -------    --------   --------
               Cash flows from continuing operations                   4,161       6,797      7,096
               Cash flows from discontinued operations                     -        (150)    (1,305)
                                                                     -------    --------   --------
               Cash flows from operations                              4,161       6,647      5,791
                                                                     -------    --------   --------
CASH           Proceeds from disposal of property and
FLOWS           equipment                                              1,818         123        211
FROM           Expenditures for property and equipment                (4,959)     (4,449)    (3,295)
INVESTMENTS    Cash used in acquisition, net of cash acquired        (12,995)          -          -
                                                                     -------    --------   --------
               Cash flows from investments                           (16,136)     (4,326)    (3,084)
                                                                     -------    --------   --------

CASH           Proceeds from issuance of long-term debt               19,500           -        719
FLOWS          Repayments on long-term debt                          (12,344)     (1,274)    (1,941)
FROM           Purchases of treasury stock                                 -        (167)      (992)
FINANCING      Decrease in deferred compensation                         (27)        (27)       (39)
               Proceeds from exercise of stock options                    74           -         12
               Dividends paid                                           (575)       (527)      (508)
               Shareholders' note payments                                68          91         88
               Financing costs                                          (133)          -          -
                                                                     -------    --------   --------
               Cash flows from financing                               6,563      (1,904)    (2,661)
                                                                     -------    --------   --------
               Increase (decrease) in cash and cash equivalents       (5,412)        417         46
               Cash and cash equivalents beginning of year             6,115       5,698      5,652
                                                                     -------    --------   --------
               Cash and cash equivalents end of year                 $   703    $  6,115   $  5,698




---------------------------------------------------------------------------------------------------

     The "Notes to Financial Statements" are an integral part of this statement.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - On December 14, 1995 the company changed it's name to MYR Group Inc. from The L. E. Myers Co. Group. The three principal types of construction services performed by the Company are electric utility line construction, commercial and industrial electrical construction and mechanical construction. Work is performed under lump sum, unit price, and cost-plus-fee contracts. These contracts are undertaken by the Company or its subsidiaries alone, or with subcontractors.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's investment in joint ventures is accounted for by the equity method. All material intercompany balances and transactions have been eliminated.

Revenue Recognition - The Company recognizes revenue on construction contracts using the percentage-of-completion accounting method determined in each case by the ratio of cost incurred to date on the contract (excluding uninstalled direct materials) to management's estimate of the contract's total cost. Contract cost includes all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as supplies, tool repairs and depreciation. The Company charges selling, general, and administrative costs, including indirect costs associated with maintaining district offices, to expense as incurred.

Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined. Changes in estimated revenues and costs are recognized in the periods in which such estimates are revised. Significant claims are included in revenue in accordance with industry practice.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents amounts billed in excess of revenues recognized.

Classification of Current Assets and Current Liabilities - The length of the Company's contracts varies, with some larger contracts exceeding one year. In accordance with industry practice, the Company includes in current assets and current liabilities amounts realizable and payable under contracts which may extend beyond one year.

Land and Building Held for Sale - Other current assets as of December 31, 1995 includes $1,300,000 for land and a building held for sale. Such assets, acquired in the acquisition described in Note 2, are stated at fair value at the date of acquisition which is their estimated net realizable value.

Insurance - The Company maintains insurance coverage it believes to be adequate for its needs. Under its insurance contracts, the Company usually accepts self-insured retentions appropriate for the specific risks of its business.

Property and Equipment - Property and equipment are carried at cost. Depreciation for buildings and improvements is computed using the straight line method over estimated useful lives ranging from five years to 32 years. Depreciation for equipment is computed using straight line and accelerated methods over estimated useful lives ranging from three years to ten years. The cost of maintenance and repairs is charged to income as incurred.

Intangible Assets - Intangible assets consist of non-competition agreements and goodwill arising from acquisitions. The non-competition agreements are being amortized over their contractual lives of five years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination treated as a purchase. Goodwill is being amortized on a straight line basis over 25 years.

Income Taxes - Deferred income taxes are recorded based upon the differences between financial statement and tax basis of assets and liabilities and available tax credit carryforwards.

Consolidated Statement of Cash Flows - For purposes of this statement, short term investments which have a maturity of ninety days or less are considered to be cash equivalents. Supplemental disclosures with respect to cash flows are as follows (in thousands):


                                        1995         1994         1993
                                    ------------   ----------   ----------
Cash paid for interest                    $1,677         $105        $354
Cash paid for income taxes                 1,937          452         407
Convertible subordinated notes
 issued (Note 2)                           5,679            -           -
Capital lease obligations incurred             -            -         137

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

Changes in Accounting Policy - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which the Company must adopt by fiscal 1996. This Statement allows for, and the Company intends to, retain the current method of accounting for employee stock-based compensation arrangements with certain additional disclosures. Accordingly, the new standard will not have an effect on the Company's net income or financial position.

Other - In December 1995, the Company effected a four-for-three stock split in the form of a stock dividend. The $838,000 par value of the additional shares issued was transferred from additional paid-in capital to common stock. Amounts relating to number of shares and amounts per share have been adjusted for 1995 and prior years to reflect the stock split. Certain other amounts in prior year financial statements have been reclassified to conform to the 1995 presentation.

2. ACQUISITION

On January 3, 1995, the Company completed the acquisition of all the stock of Harlan Electric Company ("Harlan"), pursuant to an Agreement and Plan of Merger dated October 5, 1994. Harlan and its wholly-owned subsidiaries, Sturgeon Electric Company, Inc. and Power Piping Company, are engaged primarily in the installation and maintenance of electrical equipment and lighting systems for commercial, industrial and electrical utility customers and in the erection and maintenance of high and low pressure piping systems for electrical utilities and steel industry customers.

All the shares of Harlan were exchanged for $13,612,000 in cash and $5,679,000 of 7% convertible subordinated notes. The principal of each note will be due in three equal installmants on January 3, 2000, 2001 and 2002, with interest payable semiannually each year. The notes are convertible into 600,000 shares of the Company's common stock at a price per share of $ 9.4659. The Company also refinanced $8,756,000 of Harlan debt. The transaction was financed through cash on hand and borrowings under a new $25,000,000 revolving and term credit facility with Harris Trust and Savings Bank and Comerica Bank. The transaction has been accounted for using the purchase method of accounting.

The following table presents, on a pro forma basis, an unaudited condensed consolidated balance sheet at December 31, 1994, giving effect to the acquisition as if it occurred on that date (in thousands).



Assets
------


Current assets                       $   67,069
Net property, plant and equipment        25,493
Other assets                              5,898
                                     ----------
                                     $   98,460
                                     ==========
Liabilities and Equity
----------------------
Current liabilities                  $   48,022
Long-term bank debt                      17,526
Other long-term liabilities               3,611
Convertible subordinated notes            5,679
Shareholders' equity                     23,622
                                     ----------
                                     $   98,460
                                     ==========

The following unaudited pro forma summary presents the consolidated results of continuing operations as if the acquisition had occurred January 1, 1994 and does not purport to be indicative of what would have occurred had the acquisition actually been made as of January 1, 1994 or of results which may occur in the future (in thousands, except per share amounts).



Contract revenue                     $    253,824
Net income                                  5,652
Income per share
 Primary                                     1.70
 Fully diluted                               1.55

Adjustments made in arriving at pro forma unaudited results of operations include increased interest expense on acquisition debt, amortization of goodwill and related tax adjustments.

3.  ACCOUNTS RECEIVABLE (IN THOUSANDS)

                                               1995            1994
                                          --------------  ------------
Contract receivables                      $       45,320      $ 10,518
Contract retainages                                6,178         1,825
Other                                                164           394
                                          --------------   -----------
                                                  51,662        12,737
Allowance for doubtful accounts                      548            50
                                          --------------   -----------
                                          $       51,114      $ 12,687
                                          ==============   ===========

4.  CONTRACTS IN PROCESS (IN THOUSANDS)

                                                1995            1994
                                          --------------  ------------
Costs incurred on uncompleted contracts   $      256,714      $ 43,547
Estimated earnings                                31,515         5,109
                                          --------------  ------------
                                                 288,229        48,656
Less:  Billings to date                          278,420        48,031
                                          --------------  ------------
                                          $        9,809      $    625
                                          ==============  ============




                                                       1995     1994
                                                      -------  -------
Included in the accompanying balance sheet
 under the following captions:

Costs and estimated earnings in excess of
 billings on uncompleted contracts                    $14,851   $1,408

Billings in excess of costs and estimated
 earnings on uncompleted contracts                      5,042      783
                                                      -------   ------
                                                      $ 9,809   $  625
                                                      =======   ======


5.  DISCONTINUED OPERATIONS

As part of the sale in 1988 of its former engineering subsidiary, the Company retained certain rights and obligations in connection with the OMU lawsuits (as defined in Note 11). In 1994, the Company recorded additional amounts, primarily legal expenses related to the OMU lawsuits, which resulted in additional losses of $150,000 (net of income tax benefits of $100,000) (see
Note 11).

6.  PROPERTY AND EQUIPMENT (IN THOUSANDS)

                                                  1995       1994
                                                 -------     -------
Land                                             $ 1,292     $   748
Buildings and improvements                         5,292       2,824
Construction equipment                            51,825      44,804
Office equipment                                   3,216       2,139
                                                 -------     -------
                                                  61,625      50,515
Accumulated depreciation                          38,481      35,863
                                                 -------     -------
                                                 $23,144     $14,652
                                                 =======     =======

7.  LEASES AND COMMITMENTS

At December 31, 1995, the Company had outstanding irrevocable standby letters of credit totalling $12,366,000 of which $11,224,000 guarantees the Company's payment obligation under its insurance programs and $1,142,000 which is a credit enhancement to guarantee an industrial revenue bond.

The Company leases construction equipment and office equipment. The net book value of leased assets that have been capitalized in property and equipment is $132,000 and $853,000 as of December 31, 1995 and 1994, respectively

Minimum lease payments and the present value of capital lease obligations under capital leases in effect at December 31, 1995 are $60,000 and $58,000 respectively.

The Company also leases real estate and construction equipment under operating leases with terms ranging from one to five years. Future minimum lease payments as of December 31, 1995 total $3,979,000, $628,000, $554,000 and
$410,000 and $339,000 for the years ending 1996, 1997, 1998, 1999 and 2000, respectively. Total rent expense, including both short-term and long-term leases, for 1995, 1994, and 1993 amounted to approximately $7,417,000, $4,299,000, and $5,654,000, respectively.

8.   LONG-TERM DEBT

Long-term debt outstanding consisted of the following (in thousands):


                                                                    1995          1994
                                                                  --------       ------
Variable - rate term credit agreement (effective interest
rate of 7.6% at December 31, 1995), payable in quarterly
installments of $625 March 1995 through December 1998            $   7,500    $     -

Variable - rate revolving credit agreement, (effective
interest rate of 8.0% at December 31, 1995), payable
at maturity in December 1998                                         9,200          -

7% convertible subordinated notes, payable in three
equal installments commencing in January 2000                        5,679          -

Industrial revenue bond financing at variable rates
(weighted average of 8.5%) and due in varying annual
amounts ranging from $180 to $250 through 2000                       1,070

Variable - rate notes payable (1.26% over adjusted
LIBOR), payable in monthly installments through January 1997           261        500
                                                                  --------     ------
                                                                    23,710        500
Less current portion                                                 9,120        240
                                                                  --------     ------
                                                                 $  14,590    $   260
                                                                  ========     ======

The Company maintains a $25,000,000 revolving and term credit facility with a bank. At the Company's option, borrowing under this line bears interest at the bank's prime interest rate or the adjusted LIBOR commercial rate plus a spread. The credit facility expires on December 31, 1998.

Under the credit facility, borrowings are limited to an amount equal to 75% of eligible accounts receivable balances. The terms of the credit agreement require, among other terms, minimum current ratios, fixed charge coverage ratio and senior debt leverage ratios. Payments of cash dividends and repurchases of capital stock, each quarter, are restricted to an amount not to exceed $150,000 plus 6.25% of the Company's net income for the preceding 12 months. The Company has complied with these provisions.

The industrial revenue bond is secured by properties with a net book value of approximately $2,140,000 at December 31, 1995. The notes payable are secured by construction equipment with a net book value of approximately $354,000 and $437,000 as of December 31, 1995 and 1994, respectively.

Maturities of long-term debt are $9,120,000 in 1996, $2,716,000 in 1997, $6,195,000 in 1998 and $1,893,000 per year for 2000, 2001, and 2002. The maturities of debt incurred under the revolving credit agreement have been reported based on an estimate of the expected paydown in 1996 and the balance in 1998, the current expiration date of the credit facility.

9.  ACCRUED LIABILITIES (IN THOUSANDS)


                                     1995    1994
                                   -------  ------
 Insurance                         $13,053  $4,415
 Payroll                             5,301   1,735
 Union dues and benefits             2,770     591
 Profit sharing and thrift plan        755     511
 Income taxes                        1,043     323
 Taxes, other than income taxes      1,451     464
 Other                               4,895   1,371
                                   -------  ------
                                   $29,268  $9,410
                                   =======  ======

10.  INCOME TAXES

Provision for income taxes on income from continuing operations is comprised of the following (in thousands):



                                   1995        1994        1993
                                 ------      ------        ----
 Current
  Federal                        $1,331        $546        $397
  State                             466         166          47
                                 ------      ------        ----
                                  1,797         712         444
 Deferred                           489         781         140
                                 ------      ------        ----
                                 $2,286      $1,493        $584
                                 ======      ======        ====


The differences between the U.S. federal statutory tax rate and the Company's effective rate for the three years ended December 31, 1995 are as follows:




                                   1995   1994    1993
                                  -----  -----  ------
 U.S. federal statutory rate       34.0%  34.0%   34.0%
 State income taxes, net of U.S.
  federal income tax benefit        5.4    4.6     2.3
 Non-deductible fines                 -      -     3.2
 Valuation allowance adjustment       -      -   (24.7)
 Other                               .6     .5    11.5
                                  -----   ----    ----
                                   40.0%  39.1%   26.3%
                                  =====   ====    ====

The net deferred tax assets and liabilities arising from temporary differences and carryforwards at December 31, 1995 and 1994 are as follows (in thousands):


                                          1995                                 1994
                                  -------------------------          --------------------------
                                  CURRENT      NONCURRENT               CURRENT     NONCURRENT
                                   ASSETS      LIABILITIES              ASSETS      LIABILITIES
                                  -------------------------------------------------------------
Employee and retiree benefit
 plans                          $      -        $  (255)             $       -       $    (265)
Excess tax over book
 depreciation                                     3,116                      -           1,522
Insurance accruals                 2,732              -                  1,068               -
Other allowances and accruals      1,870              -                    217               -
Tax credit carryforwards               -              -                    135               -
AMT credit carryforwards               -              -                    202               -
                                --------        -------              ---------       ---------
                                $  4,602        $ 2,861              $   1,622       $   1,257
                                ========        =======              =========       =========

11.  CONTINGENCIES

The Company has been involved in two lawsuits as a result of errors in the design of four transmission towers by the Company's former engineering subsidiary for City Utilities Commission of Owensboro, Kentucky (OMU). The engineering subsidiary has been sold (see Note 5), but the Company retained the rights and obligations related to these lawsuits as part of the sale agreement.

One lawsuit (the Kentucky lawsuit) alleged that the engineering subsidiary negligently designed and engineered the towers, and that OMU incurred damages as a result of the redesign and replacement of the four towers. During 1993, OMU agreed to a settlement of the case pursuant to which it accepted payment of $1,300,000 from the Company.

The other lawsuit (the New York lawsuit) concerns the insurance coverage of the engineering subsidiary related to the design errors. The Company notified its primary and excess umbrella insurance carriers at the time of the discovery of the design errors. The Company's excess umbrella carrier denied insurance coverage for the damages above the primary carrier's policy limits and filed an action against the Company seeking a declaratory judgment that the umbrella insurance coverage did not apply to the loss on several theories. The Company counterclaimed against the umbrella carrier and, in addition, in a third party action, brought suit against three former insurance brokers which had procured the insurance for the Company. The Company is seeking to recover $550,000 of unreimbursed costs it incurred in the disassembly, redesign and replacement of the towers, the amount of payments it made to OMU, the legal and related expenses it incurred in the Kentucky lawsuit, legal and related expenses it has and will incur in the New York lawsuit, and interest.

The approximately $550,000 of unreimbursed costs as well as the $1,300,000 paid to OMU during 1993 is recorded as a non-current asset. Management is of the opinion that the amounts will be recovered in the New York lawsuit from its excess umbrella insurance carrier and its brokers, individually or collectively.

The Company is also involved in various other legal matters which arise in the ordinary course of business, none of which is expected to have a material adverse effect.

12.  TREASURY STOCK

The Company's Board of Directors has authorized the purchase of up to 333,333 shares of its common stock for future issuance to key employees under the Company's stock option plans. The Company purchased 20,821 and 109,067 shares on the open market at a cost of $167,813 and $991,513 in 1994 and 1993, respectively. No shares were purchased in 1995. The company issued 10,267 and 937 shares out of treasury for options exercised in 1995 and 1993, respectively.

13.  EARNINGS PER SHARE

Primary earnings per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Stock options are considered to be common share equivalents. Primary earnings per share is based upon weighted average common shares outstanding of 3,399,659 in 1995, 3,333,419 in 1994 and 3,372,929 in 1993. Fully diluted earnings per share also reflects the potential dilution which would result from the conversion of the convertible subordinated notes.

14.  STOCK OPTION PLANS

At December 31, 1995, under the 1995, 1993, 1992 and 1990 Stock Option Plans, 313,333, 71,997, 5,996, and 20,773 shares, respectively, are available for grant. Outstanding options granted under the 1995, 1993 and 1992 plans are exercisable at a price equal to 100% of the fair market value at the date of grant. Outstanding options granted under the 1990 and 1989 plans are exercisable at a price equal to either 85% or 100% of the fair market value at the date of grant. The 1993 options are only available for non-employee directors.

Transactions and other information relating to the stock option plans for the three years ended December 31, 1995 are summarized below:



Stock Options:
--------------
                                       1995          1994            1993
                                      -------       -------        --------
Outstanding beginning of year         584,005       546,672         507,185
Granted                               224,680        40,667         179,704
Exercised                             (10,267)           -          (4,270)
Canceled                              (54,458)       (3,333)       (135,947)
Outstanding end of year               -------       -------        --------
                                      743,960       584,005         546,672
                                      =======       =======        ========


The option prices are between $4.26 and $11.81 for all options shown in the table. Options outstanding at December 31, 1995 are summarized below:



 YEAR OF                     EXERCISE         NUMBER
EXPIRATION                 PRICE RANGE       OF SHARES
----------                -------------      ---------
   1999                    $4.26              235,001
   2000                     4.26                6,667
   2002                    11.24-11.81        146,669
   2003                     7.07-7.17         123,607
   2004                     8.48-8.72          40,670
   2005                     8.11-10.87        191,346
                                              -------
                                              743,960
                                              =======

Under the Company's 1992, 1990 and 1989 Stock Option Plans, a Committee of the Board of Directors is authorized to grant loans to option holders to purchase the shares of common stock upon the exercise of options. At December 31, 1995 and 1994, respectively, notes receivable aggregating $408,000 and $476,000 were outstanding. The notes were collateralized by 108,333 shares of the Company's common stock at December 31, 1995 and 1994. The note bears interest at an annual rate of 7.7%, payable annually, with principal payments due through December 2001. Outstanding loans are shown as a reduction of shareholders' equity on the balance sheet.

15.  EMPLOYEE BENEFIT PLANS

The Company has profit sharing and thrift employee benefit plans in effect for all eligible salaried employees. Company contributions under such plan are based upon a percentage of income with limitations as defined by the plan. Contributions amounted to approximately $645,000, $528,000 and $273,000 in 1995, 1994, and 1993, respectively.

Certain employees are covered under union-sponsored collectively bargained defined benefit plans. Expenses for these plans amounted to approximately $10,265,000, $4,398,000 and $4,828,000 in 1995, 1994 and 1993, respectively, as determined in accordance with negotiated labor contracts.

The Company also has a supplemental retirement and death benefit program for certain key employees. The program provides for aggregate benefits at retirement or death equal to approximately twice the key employee's highest base salary. The benefits are paid out in equal monthly installments over 10 years for retirement or 15 years in the event of death. Benefits are reduced for early retirement.

16.  MAJOR CUSTOMERS

The Company had one customer that accounted for 19.5% and 19.3% of the Company's consolidated contract revenue in 1994 and 1993, respectively. No customers accounted for more than 10% of the Company's consolidated contract revenues in 1995.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair values of financial instruments:

For cash and cash equivalents, accounts receivable and payable, accrued liabilities, and other assets and liabilities, the carrying amount approximates the fair value because of the short maturities of those instruments.

The variable-rate borrowings under the Company's bank term and revolving credit agreement, which is repriced frequently, approximate fair value. The fair value of long-term debt is estimated based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar financial instruments or discounting future cash flows. The difference between the fair value and the carrying value of the Company's long term debt is not material.

18. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
   (Dollars in thousands, except per share amounts)

                                                                               1995
---------------------------------------------------------------------------------------------------------------------
                                                Mar. 31       June 30         Sept. 30      Dec. 31     Year to Date
---------------------------------------------------------------------------------------------------------------------
Contract Revenue                               $56,051         $64,015         $66,638      $80,261          $266,965

Gross Profit                                     6,653           7,338           7,968        7,588            29,547

Net Income                                         252           1,005           1,248          924             3,429

Income Per Share:
 Primary                                           .08             .30             .37          .27              1.01
 Fully diluted                                     .08             .26             .32          .25               .91

Dividends Paid Per Share                          .041            .047            .047         .047              .182

Market Price:
 High                                             9.66           10.31           11.91        11.81             11.91
 Low                                              7.97            8.53            9.19        10.00              7.97


                                                                               1994
---------------------------------------------------------------------------------------------------------------------
                                                Mar. 31       June 30         Sept. 30      Dec. 31           Year
---------------------------------------------------------------------------------------------------------------------
Contract Revenue                               $21,548         $22,243         $21,675      $21,376           $86,842

Gross Profit                                     2,456           3,316           3,072        3,453            12,297

Income from Continuing
Operations                                          26             742             759          802             2,329

Net Income                                          26             742             759          652             2,179

Income Per Share:
 Continuing Operations                             .01             .22             .23          .24               .70
 Net Income                                        .01             .22             .23          .19               .65

Dividends Paid Per Share                          .041            .041            .041         .041              .165

Market Price:
 High                                             9.00            9.19           10.22         9.56             10.22
 Low                                              7.78            7.78            7.31         8.06              7.31



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has no items to report under Item 9 of this report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


(a) Identification of Directors

Incorporated by reference from the Company's definitive proxy statement for use in conjunction with its annual meeting of stockholders under the caption "Election of Directors".

(b)  Identification of Executive Officers

The names and ages of the executive officers of the Company and their business experience during the past five years are set forth below:

Charles M. Brennan III (54)
Chairman (since August 1988) and Chief Executive Officer (since October 1989) Director (since 1986).

William S. Skibitsky (46)
Executive Vice President (since February 1996), President and Chief Operating Officer of The L. E. Myers Co. (Since May 1994) President of ABB Combustion Engineering Nuclear Services (1990 - January 1994)

Byron D. Nelson (49)
Senior Vice President, General Counsel and Secretary (since February 1986).

Elliott C. Robbins (49)
Senior Vice President, Treasurer and Chief Financial Officer (since February
1986)

Betty R. Johnson (37)
Controller (since June 1992); Senior Manager at Deloitte & Touche (1981 - June
1992).

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the Company's definitive proxy statement for use in connection with its annual meeting of stockholders under the caption "Executive Compensation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Company's definitive proxy statement for use in connection with its annual meeting of stockholders under the caption "Security Ownership".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company's definitive proxy statement for use in connection with its annual meeting of stockholders under the captions "Executive Compensation" and "Board of Directors Interlocks and Insider Participation".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                  Page
(a)  1. The following documents are included in Item 8:

        Responsibility for Financial Statements                     14

        Independent Auditors' Report                                15

        Financial Statements:

         Consolidated Balance Sheet -
         December 31, 1995 and 1994                                 16

         Consolidated Statement of Operations -
         Years Ended December 31, 1995, 1994 and 1993               17

         Consolidated Statement of Shareholders' Equity
         Years Ended December 31, 1995, 1994, and 1993              18

         Consolidated Statement of Cash Flows
         Years Ended December 31, 1995, 1994, and 1993              19

         Notes to Financial Statements                              20

     2. All schedules are omitted because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.


(b) No reports on Form 8-K were filed by the Company during the fourth quarter 1995.

(c) Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which appear at pages 33 and 34 and which are incorporated by reference.

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MYR GROUP INC.



                                              /s/ Elliott C. Robbins
                                              ------------------------------
                                              Elliott C. Robbins
                                              Senior Vice President, Treasurer
                                              and Chief Financial Officer

Dated:  March 20, 1996

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(i)  Principal Executive Officer:



/s/ Charles M. Brennan III
-----------------------------------            Chairman and Chief
Charles M. Brennan III                         Executive Officer

(ii)  Principal Financial Officer:


/s/ Elliott C. Robbins
-----------------------------------            Senior Vice President,
Elliott C. Robbins                             Treasurer and Chief
                                               Financial Officer


(iii)  Principal Accounting Officer


/s/ Betty R. Johnson
-----------------------------------            Controller
Betty R. Johnson

(iv)  A Majority of the Board of Directors:

/s/ Charles M. Brennan III
-----------------------------------
Charles M. Brennan III

/s/ William G. Brown
-----------------------------------
William G. Brown

/s/ Allan E. Bulley, Jr.
-----------------------------------
Allan E. Bulley, Jr.

/s/ Bide L. Thomas
-----------------------------------
Bide L. Thomas

/s/ John M. Harlan
-----------------------------------
John M. Harlan

                                 MYR GROUP INC.

                           Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 1995

                                 Exhibit Index


                                                                        Page
Number               Description                                  (or Reference)
------  ------------------------------------------                 ------------
2.1     Merger Agreement by and among the Company,
        HMM Corporation and Harlan Electric Company
        dated October 5, 1994, as amended                               (1)

3.1     Amended and Restated Certificate of Incorporation of
        the Company                                                     35

3.2     Bylaws of the Company (as amended)                              46

4.1     Form of 7% Subordinated Convertible Escrow and Non-Escrow
        promissory notes of the Company to certain former
        stockholders of Harlan Electric Company                         (2)

10.1    Form of Agreement for Supplemental Retirement and Death
        Benefit Programs of the Company and its subsidiaries            (3)

10.2    Form of Agreement of Indemnification for Directors of
        the Company and certain officers of the Company and its
        subsidiaries                                                    (4)

10.3    1989 Stock Option Plan                                          (5)

10.4    1990 Stock Option Plan                                          (6)

10.5    1992 Stock Option Plan                                          (7)

10.6    1993 Non-Employee Director Stock Option Plan                    (8)

10.7    1995 Stock Option Plan                                          57

10.8    Management Incentive Program                                    61

10.9    Amended Employment Agreement between the Company and
        C. M. Brennan dated December 23, 1991.                          (9)

11      Schedule of Computation of Net Income per share for
        years ended December 31, 1995, 1994 and 1993                    64

21      Subsidiaries of the Company                                     65

23      Consent of Independent Auditors                                 66

27      Financial Data Schedules                                        67


(1) Filed as exhibit 2 to the Report on Form 8-K of the Company dated January 3, 1995, and incorporated herein by reference.

(2) Filed as exhibits E-1 and E-2 to the Merger Agreement by and among the Company, HMM Corporation and Harlan Electric Company dated October 5, 1994, as amended, which agreement and exhibits thereto were filed as exhibit 2 to the Report on Form 8-K of the Company dated January 3, 1995, and incorporated herein by reference.

(3) Filed as exhibit 10.5 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1984, and incorporated herein by reference.

(4) Filed as exhibit 10.8 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1986, and incorporated herein by reference.

(5) Filed as exhibit 10.7 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1989, and incorporated herein by reference.

(6) Filed as exhibit 10.4 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1990, and incorporated herein by reference.

(7) Filed as exhibit 10.5 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1992, and incorporated herein by reference.

(8) Filed as exhibit 10.6 to the Report on Form 10-K of the Company for the year ended December 31, 1993 and incorporated herein by reference.

(9) Filed as exhibit 10.5 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1991, and incorporated herein by reference.