Form 10-Q
period 1996-03-31
MYR GROUP INC
filed 1996-05-07
CIK 700923

Form 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

               (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended   March 31, 1996

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


                2550 W. Golf Road, Suite 200 Rolling Meadows, Illinois 60008
                      (Address of principal executive offices)
                                     (Zip Code)
                                    (847) 290-1891
                  Registrant's telephone number, include area code

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

          Yes        No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 4, 1996: 3,187,443

                                   MYR GROUP INC.

                                     I N D E X




  PART I.   Financial Information                               Page No.

    Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         March 31, 1996 and December 31, 1995                      2

         Condensed Consolidated Statements of Operations -
         Three Months Ended March 31, 1996 and 1995                3

         Condensed Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1996 and 1995                4

         Notes to Condensed Consolidated Financial Statements    5-6

    Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations   7-8

  PART II.  Other Information

    Item 1.  Legal Proceedings                                     8

    Item 6.  Exhibits and Reports on Form 8-K                      8

  SIGNATURE                                                        9

   Part I, Item 1
   Financial
   Information
   MYR Group Inc.
   CONDENSED CONSOLIDATED BALANCE SHEETS
   (Dollars in thousands)


                                                   March 31      Dec. 31
                                                     1996          1995
                                                  (Unaudited)       *
   ASSETS
   Current assets:
      Cash and cash equivalents                 $   714        $   703
      Contract receivables including retainage   43,718         51,114
      Costs and estimated earnings in excess of
        billings on uncompleted contracts        16,584         14,851
      Deferred income taxes                       4,602          4,602
      Other current assets                        1,737          1,594
   Total current assets                          67,355         72,864

   Property and equipment:                       60,581         61,625
      Less accumulated depreciation              38,643         38,481
                                                 21,938         23,144
   Intangible assets                              2,590          2,681
   Other assets                                   3,043          3,145
   Total assets                               $  94,926     $  101,834

   LIABILITIES
   Current Liabilities:
      Current maturities of long-term debt        8,590     $    9,178
      Accounts payable                            5,320         13,886
      Billings in excess of costs and estimated
        earnings on uncompleted contracts         4,962          5,042
      Accrued insurance                          13,122         13,053
      Other current liabilities                  18,465         16,215
   Total current liabilities                     50,459         57,374

   Deferred income taxes                          2,861          2,861
   Other liabilities                                394            391
   Long-term debt:
      Revolver and other debt                     3,000          3,021
      Term loan                                   5,000          5,000
      Industrial revenue bond                       890            890
      Subordinated convertible debentures         5,679          5,679
      Total long-term debt                       14,569         14,590

   SHAREHOLDERS' EQUITY
   Common stock and additional paid-in capital    9,242          9,248
   Retained earnings                             19,333         19,326
   Treasury stock                                (1,524)        (1,548)
   Shareholders' notes receivable                  (408)          (408)
   Total shareholders' equity                    26,643         26,618

   Total liabilities and shareholders' equity  $ 94,926    $   101,834
   *Condensed from audited financial statements
   The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

   MYR Group Inc.

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   (Dollars in thousands except per share amounts)
   (Unaudited)

   Three Months Ended March 31                    1996             1995

   Contract revenue                           $  64,376         $  56,051

   Contract cost                                 57,946            49,398

   Gross profit                                   6,430             6,653

   Selling, general and administrative expense    5,718             5,713

   Income from operations                           712               940

   Other income (expense)
      Interest income                                 6                22
      Interest expense                             (410)             (465)
      Gain on sale of property and equipment         131               26
      Miscellaneous                                 (163)            (103)

   Income before taxes                               276              420

   Income tax expense                                110              168

   Net income                                    $   166              252

   Earnings per share                            $   .05        $     .08

   Dividends per common share                    $   .05        $    .041

   Weighted average common shares and
      common share equivalents outstanding         3,411            3,379

   The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

   MYR Group Inc.

   CONDENSED CONSOLIDATED  STATEMENTS  OF CASH FLOWS
   (Dollars in thousands)
   (Unaudited)

   Three Months Ended March 31                           1996      1995


   CASH FLOWS FROM OPERATIONS

   Net income                                         $   166   $    252
   Adjustments to reconcile net income to cash flows
      from operations
        Depreciation and amortization                    1,555     1,408
        Amortization of intangibles                         91        75
        Gain from disposition of assets                   (131)      (27)
        Changes in assets and liabilities                 (705)    1,448

   Cash flows from operations                              976     3,156

   CASH FLOWS FROM INVESTMENTS

   Expenditures for property and equipment                (416)     (477)
   Proceeds from disposition of assets                     196        38
   Cash used in acquisition, net of cash acquired            -   (12,995)

   Cash flows from investments                            (220)  (13,434)

   CASH FLOWS FROM FINANCING

   Repayments of long term debt                           (608)  (13,950)
   Proceeds from issuance of debt                            -    19,500
   Proceeds from exercise of stock options                  19         -
   Decrease (increase) in deferred compensation              3        (8)
   Increase in other assets                                  -        28
   Dividends paid                                         (159)     (132)

   Cash flows from financing                              (745)    5,438

   Increase (decrease) in cash and cash equivalents         11    (4,840)
   Cash and cash equivalents at beginning of year          703     6,115

   Cash and cash equivalents at end of period         $    714  $  1,275

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

              The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

              In December 1995, the Company effected a four-for-three stock split in the form of a stock dividend. The $838,000 par value of the additional shares issued was transferred from additional paid-in capital to common stock. Amounts relating to number of shares and amounts per share have been adjusted for 1995 to reflect the stock split.

          2 - Acquisition

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

              All the shares of Harlan were exchanged for $13,612,000 in cash and $5,679,000 of 7% convertible subordinates notes. The principal of each note will be due in three equal installments on January 3, 2000, 2001 and 2002, with interest payable semiannually each year. The notes are convertible into 600,000 shares of the Company's common stock at a price per share of $9.4659. The Company also refinanced $8,756,000 of Harlan debt. The transaction was financed through cash on hand and borrowings under a new $25,000,000 revolving and term credit facility with Harris Trust and Savings Bank and Comerica Bank. The transaction has been accounted for using the purchase method of accounting.

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

              The approximately $550,000 of unreimbursed costs as well as the $1,300,000 paid to OMU during 1993 is recorded on the Company's books as a non-current asset. Management is of the opinion that the amounts so recorded will be recovered in the New York lawsuit from its excess umbrella insurance carrier and its brokers, individually or collectively.

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

          5 - Changes in Accounting Policy

              In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation,'' which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensative arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share on an annual basis.

          6 - Supplemental Quarterly Financial Information (Unaudited)
              (Dollars in thousands, except per share amounts)

                            1996                   1995
                           Mar 31.  Mar 31. June 30 Sept. 30 Dec. 31   Year

    Contract Revenue       64,376    56,05   66,638   64,015  80,261  266,965

    Gross Profit            6,430    6,653    7,338    7,968   7,588   29,547

    Net Income                166      252    1,005    1,248     924    3,429

    Net Income per Share:
      Primary                 .05      .08      .30      .37     .27     1.01
      Fully Diluted           .05      .08      .26      .32     .25      .91

    Dividends Paid Per Share: .05     .041     .047     .047    .047     .182
      Market Price:
        High                11.00     9.66    10.31    11.91   11.81    11.91
        Low                 10.00     7.97     8.53     9.19   10.00     7.97

          Part I Item 2.     Management's Discussion and Analysis of
                          Financial Condition and Results of Operations
                           for the Three Months Ending March 31, 1996
                               (Dollars in thousands)

          Results of Operations

               Revenue for the quarter was $64,376, compared to $56,051 in 1995, or an increase of 14.9%. The revenue increase was primarily due to storm work in the northwest, central and northeast sections of the country and increased activity with utilities under alliance agreements.

               Gross profit for the quarter was $6,430, compared to $6,653 in 1995, or a decrease of 3.4%. Gross profit as a percentage of revenue was 10.0% compared to 11.9% in 1995. The decrease was due to less productive winter working conditions during the current quarter, and the prior period had several jobs with higher margins.

               Revenue and gross profit comparisons from quarter to quarter and comparable quarters of different periods may be impacted by variables beyond the control of the Company. Such variables include unusual or unseasonable weather and delays in receipt of construction materials on projects where the materials are provided to the Company by its clients. The different mix of the Company's work from period to period can impact gross margin percentage. As the percentage of revenue derived from projects in which the Company supplies materials increases, the gross profit percentage will generally decrease. As the percentage of revenue derived from cost-plus work increases, margins may also decrease since this work involves lower financial risk. Finally, since the Company's revenues are derived principally from providing construction labor services, insurance costs, particularly for workers' compensation, are a significant factor in the Company's contract cost structure. Fluctuations in insurance reserves for claims under the retrospective rated insurance programs can have a significant impact on gross margins, either upward or downward, in the period in which such insurance reserve adjustments are made.

               Selling, general and administrative expenses for the quarter were $5,718, compared to $5,713 in 1995, and as a percentage of revenue was 8.9% compared to 10.2%. This reduction reflects higher revenue volume spread over a relatively fixed expense base.

               Net interest expense for the quarter was $404 compared to $443 in 1995. The decrease in interest expense was due to lower average outstanding debt levels in 1996 compared to 1995.

               Gain on sale of property and equipment was $131 compared to $26 in 1995. The increase was due to the increased number of units sold in conjunction with upgrading our fleet.

               Other expense for the quarter was $163 compared to $103 in 1995. It primarily covered the amortization of non-competition agreements and goodwill.

               Income tax expense for the quarter was $110 compared to $168 in 1995. As a percentage of income, the effective rate was 40% in 1996 and 1995.

               The Company's backlog at March 31, 1996 was $75,700, compared to $69,100 at December 31, 1995, and $62,500 at March 31, 1995. Substantially all the current backlog will be completed within twelve months and by December 31, 1996.

          Liquidity and Capital Resources

               Cash flows provided from operations for the quarter amounted to $976, which was used for net capital expenditures of $220, repayment of long-term debt of $608 and dividends paid of $159. The Company's financial condition continues to be strong at March 31, 1996, with working capital of $16,896 compared to $15,490 at
          December 31, 1995.   The Company's current ratio was 1.33:1 at
          March 31, 1996, compared to 1.27:1 at December 31, 1995.

               The Company has a $25,000 revolving and term credit facility. As of March 31, 1996, there were $8,700 and $7,500 outstanding under the revolving and term credit facility, respectively. The Company has outstanding letters of credit with Banks totaling $12,769. The Company anticipates that its credit facility, cash balances and internally generated cash flows will continue to be sufficient to fund operations, capital expenditures and debt service requirements. The Company is also confident that its financial condition will allow it to meet long-term capital requirements.

               Capital expenditures for the quarter were $416 compared to $477 in 1995. Capital expenditures during these periods were used for normal property and equipment additions, replacements and upgrades. Proceeds from the disposal of property and equipment for the quarter amounted to $196 and $38 in 1995. The Company plans to spend approximately $5,000 on capital improvements during 1996.

                                       PART II

          Item 1.  Legal Proceedings

              The April 15, 1996 trial date for the National Union Fire Insurance Company of Pittsburgh, Pennsylvania v. The L.E. Myers Co. Group etal,. The L.E. Myers Co. and LEMCO Engineers was set aside by the U.S. District Court Judge. No new trial date had been set.

          Item 6.  Exhibits and Reports on Form 8-K

            a. Exhibits filed  herewith are  listed  in the  Exhibit  Index filed as a part hereof and incorporated herein by reference.

            b. No reports on Form 8-K were filed by the Company for the 1st
               Quarter of 1996.

                                     SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MYR Group Inc.




          Date: May 3, 1996  By:     /s/
                              Elliott C. Robbins, Sr. Vice President, Treasurer, and Chief Financial Officer
                              (duly authorized representative of registrant and principal financial officer)

                                    MYR Group Inc.
                            Quarterly Report on Form 10Q
                        for the Quarter Ended March 31, 1996

                                    Exhibit Index


          Number    Description                          Page (or Reference)

            11      Computation of Net Income Per Share         11

            27      Financial Data Schedules                    12