Form 10-Q
period 1996-06-30
MYR GROUP INC
filed 1996-08-01
CIK 700923

Form 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

               (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended   June 30, 1996

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

          Yes               No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 22, 1996: 3,232,046

                                   MYR GROUP INC.

                                      I N D E X




          PART I.   Financial Information                             Page No.

            Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets -
                 June 30, 1996 and December 31, 1995                       2

                 Condensed Consolidated Statements of Operations -
                 Three and Six Months Ended June 30, 1996 and 1995         3

                 Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 1996 and 1995                   4

                 Notes to Condensed Consolidated Financial Statements    5-7

            Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations   8-9

          PART II.  Other Information

            Item 1.  Legal Proceedings                                     9

            Item 4.  Submission of Matters to a Vote of Security Holders   9

            Item 6.  Exhibits and Reports on Form 8-K                     10

          SIGNATURE                                                       11

     Part I, Item 1
     Financial
     Information

     MYR Group Inc.
     CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands)
                                                        June 30      Dec. 31
                                                          1996         1995
     ASSETS                                            (Unaudied)       *
     Current assets:
         Cash and cash equivalents                  $      849    $     703
         Contract receivables including retainage       41,764       51,114
         Costs and estimated earnings in excess of
         billings on uncompleted contracts              18,078       14,851
         Deferred income taxes                           4,602        4,602
         Other current assets                            1,836        1,594
     Total current assets                               67,129       72,864

     Property and equipment:                            60,614       61,625
         Less accumulated depreciation                  38,325       38,481
                                                        22,289       23,144
     Intangible assets                                   2,519        2,681
     Other assets                                        3,408        3,145
     Total assets                                   $   95,345    $ 101,834

     LIABILITIES
     Current liabilities:
         Current maturities of long-term debt       $   10,964    $   9,178
         Accounts payable                                6,317       13,886
         Billings in excess of costs and estimated
         earnings on uncompleted contracts               4,433        5,042
         Accrued insurance                              13,021       13,053
         Other current liabilities                      16,645       16,215

     Total current liabilities                          51,380       57,374
     Deferred income taxes                               2,861        2,861
     Other liabilities                                     396          391
     Long-term debt:
         Revolver and other debt                         3,000        3,021
         Term loan                                       3,750        5,000
         Industrial revenue bond                           890          890
         Subordinated convertible debentures             5,679        5,679
     Total long-term debt                               13,319       14,590

     SHAREHOLDERS' EQUITY
     Common stock and additional paid-in capital         9,293        9,248
     Retained earnings                                  20,081       19,326
     Treasury stock                                     (1,276)      (1,548)
     Unearned stock awards                                (301)           0
     Shareholders' notes receivable                       (408)        (408)
     Total shareholders' equity                         27,389       26,618

     Total liabilities and shareholders' equity     $   95,345    $ 101,834

     *Condensed from audited financial statements

     The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

     MYR Group Inc.

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (Dollars in thousands except per share amounts)
     (Unaudited)

     Periods Ended June 30                   Three Months         Six Months
                                            1996      1995      1996     1995

     Contract revenue                   $  69,052  $ 64,015  $ 133,428 $120,066

     Contract cost                         61,024    56,677    118,970  106,075

     Gross profit                           8,028     7,338     14,458   13,991

     Selling, general and
     administrative expenses                5,597     5,224     11,315   10,937

     Income from operations                 2,431     2,114      3,143    3,054

     Other income (expense)
         Interest income                        4        13         35       10
         Interest expense                    (467)     (430)      (877)    (895)
         Gain on sale of property and
         equipment                            261        80        392      107
         Miscellaneous                       (113)     (102)      (276)    (206)

     Income from continuing
       operations before income taxes       2,116     1,675      2,392    2,095

     Income tax expense                       847       670        957      838

     Income from continuing operations      1,269     1,005      1,435    1,257

     Loss from discontinued operations       (360)        -       (360)       -

     Net income                         $     909  $  1,005  $   1,075 $  1,257

     Earnings per share - Primary
         Income from continuing
         operations                     $     .37  $    .30  $     .42 $    .38
         Loss from discontinued
         operations                          (.11)        -       (.11)       -
         Net Income                           .26       .30        .31      .38

     Earnings per share - Fully Diluted:
         Income from continuing operations    .33       .26        .38      .34
         Loss from discontinued operations   (.09)        -       (.09)       -
         Net Income                           .24       .26        .29      .34

     Dividends per common share              .050      .047       .100     .088

     Weighted average common shares and
     common share equivalents outstanding
         Primary                            3,439     3,372      3,423    3,368
         Fully Diluted                      4,057     3,972      4,050    3,968

     The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

     MYR Group Inc.

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (Dollars in thousands)
     (Unaudited)

     Six Months Ended June 30                         1996         1995

     CASH FLOWS FROM OPERATIONS

     Income from continuing operations            $  1,435   $    1,257
     Adjustments to reconcile income from
     continuing operations to cash flows from
     continuing operations
           Depreciation and amortization             3,100        2,856
           Amortization of intangibles                 162          158
           Gain from disposition of assets            (392)        (107)
           Changes in current assets and liabilities(2,163)         480

     Cash flows from continuing operations           2,142        4,644

     Cash flows from discontinued operations          (360)           -
     cash flows from operations                      1,782        4,644

     CASH FLOWS FROM INVESTMENTS

     Expenditures for property and equipment        (2,396)      (1,734)
     Proceeds from disposition of assets               546          200
     Cash used in acquisition, net of cash acquired      -      (12,995)

     Cash flows from investments                    (1,850)     (14,529)

     CASH FLOWS FROM FINANCING

     Proceeds (repayments) of long term debt           516      (15,068)
     Proceeds from issuance of debt                      -       19,500
     Proceeds from exercise of stock options            13            5
     Increase (decrease) in deferred compensation        5          (15)
     Dividends paid                                   (320)        (277)

     Cash flows from financing                         214        4,145

     Increase (decrease) in cash and cash equivalents  146       (5,740)
     Cash and cash equivalents at beginning of year    703        6,115

     Cash and cash equivalents at end of period   $    849   $      375

     The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

      MYR Group Inc.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Unaudited)

      1 - Basis of Presentation

          The condensed consolidated balance sheets, statements of operations and statements of cash flows include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

          The results of operations for the six month period ended
      June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

          In December 1995, the Company effected a four-for-three stock split in the form of a stock dividend. The $838,000 par value of the additional shares issued was transferred from additional paid-in capital to common stock. Amounts relating to number of shares and amounts per share have been adjusted for 1995 to reflect the stock split.

      2 - Acquisition

          On January 3, 1995, the Company completed the acquisition of all the stock of Harlan Electric Company (``Harlan''), pursuant to an Agreement and Plan of Merger dated October 5, 1994. Harlan and its wholly-owned subsidiaries, Sturgeon Electric Company, Inc. and Power Piping Company, are engaged primarily in the installation and maintenance of electrical equipment and lighting systems for commercial, industrial and electrical utility customers and in the erection and maintenance of high and low pressure piping systems for electrical utilities and steel industry customers.

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

      3 - Discontinued Operations

          As part of the sale in 1988 of its former engineering subsidiary, the Company retained certain rights and obligations in connection with the OMU lawsuits (as defined in Note 4). In 1996, the Company recorded additional amounts, primarily legal expenses related to the OMU lawsuits, which resulted in additional losses of $360,000 (net of income tax benefits of $240,000). The additional provision includes anticipated cost for the trial and appeal since it now appears there is no opportunity for the Company to settle its dispute with the insurance carrier.

      4 - Contingencies

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

      5 - Earnings Per Share

          Primary earnings per share are based on the weighted average number of common shares and common share equivalents outstanding during the period. Stock options are considered to be common share equivalents. Fully diluted earnings per share also reflects the potential dilution which would result from the conversion of the convertible subordinated notes.

      6 - Changes in Accounting Policy

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, ``Accounting for Stock-Based Compensation,'' which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensative arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share on an annual basis.

7 - Supplemental Quarterly Financial Information (Unaudited)
    (Dollars in thousands, except per share amounts)

                                                     1996
                                    Mar. 31 June 30  Sept. 30  Dec. 31   Year

Contract revenue                    64,376  69,052                     133,428

  Gross profit                       6,430   8,028                      14,458

  Income from continuing operations    166   1,269                       1,435

  Net income                           166     909                       1,075

  Earnings per share - Primary:
   Income from continuing operations  0.05    0.37                        0.42

  Net Income                          0.05    0.26                        0.31

  Earnings per share - Fully diluted:
   Income from continuing operations  0.05    0.33                        0.38
   Net Income                         0.05    0.24                        0.29

  Dividends paid per share           0.050   0.050                       0.100

  Market Price:
   High                              11.00   11.75                       11.75
   Low                               10.00   10.25                       10.00

                                                     1995
                                    Mar. 31 June 30  Sept. 30  Dec. 31   Year

  Contract revenue                  56,051  64,015    66,638   80,261  266,965

  Gross profit                       6,653   7,338     7,968    7,588   29,547

  Income from continuing operations    252   1,005     1,248      924    3,429

  Net income                           252   1,005     1,248      924    3,429

  Net income per share:
   Primary                            0.08    0.30      0.37     0.27     1.01
   Fully diluted                      0.08    0.26      0.32     0.25     0.91

  Dividends paid per share           0.041   0.047     0.047    0.047    0.182

  Market Price:
   High                               9.66   10.31     11.91    11.81    11.91
   Low                                7.79    8.53      9.19    10.00     7.97

Part I Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations
             for the Three and Six Months Ending June 30, 1996
                         (Dollars in thousands)

        Results of Operations

        Continuing Operations

          Revenue for the three and six month periods was $69,052 and $133,428, compared to $64,015 and $120,066 in 1995. This is an increase of 7.9% and 11.1% for the three and six month periods, primarily due to an increase in our line construction revenues, offset by decreases in our commercial/industrial revenues. The line construction revenue increase was a result of our electric utility alliances and storm work. The commercial/industrial revenues are down from the prior year levels due to cut backs in the semi-conductor industry's capital spending plans and a slow start in work for our mining business clients.

          Gross profit for the three and six month periods was $8,028 and $14,458, compared to $7,338 and $13,991 in 1995. Gross profit as a percentage of revenue was 11.6% and 10.8% for the three and six month periods, respectively, compared to 11.5% and 11.7% in 1995. The 1996 six month percentage was lower than the current quarter and prior year primarily due to less productive winter working conditions in the first quarter of 1996.

          Revenue and gross profit comparisons from quarter to quarter and comparable quarters of different periods may be impacted by variables beyond the control of the Company due to the nature of the Company's work as an outside electrical contractor. Such variables include unusual or unseasonable weather and delays in receipt of construction materials which are typically results in lower revenues and lower margins in the first quarter when compared to other quarters. As a general rule, the better construction weather in the second, third and fourth quarters usually results in higher revenues and margins from those quarters. Competitive bidding pressures may cause these general trends to vary. Additionally, since the company's revenues are derived principally from providing construction labor services, insurance costs, particularly for workers compensation, are a significant factor in the Company's contract cost structure. Fluctuations in insurance reserves for claims under the retrospective rated insurance programs can have significant impact on gross margins, either upward or downward, in the period in which such insurance reserve adjustments are made.

          Selling, general and administrative expenses for the three and six month periods were $5,597 and $11,315, compared to $5,224 and $10,937 in 1995. This represents 8.1% and 8.5% of consolidated revenues for the three and six month periods of 1996, compared to 8.2% and 9.1% for 1995. The increase in 1996 over 1995 relates to additional personnel related costs for expanded operations.

          Net interest expense for the three and six month periods was $464 and $867, compared to $417 and $860 in 1995.

          Gain on sale of property and equipment for the three and six month periods was $261 and $392, compared to $80 and $107 in 1995. The increase was due to the increased number of units sold in conjunction with upgrading our fleet.

          Net other expense for the three and six month periods was $113 and $276, compared to $102 and $206 in 1995. Other expense primarily includes the amortization of non-competition agreements and goodwill, cash discounts and bank fees.

          Income tax expense for the three and six month periods was $847 and $957, compared to $670 and $838 in 1995. As a percentage of income, the effective rate was 40% in 1996 and 1995.

          The Company's backlog at June 30, 1996 was $89,600, compared to $69,100 at December 31, 1995, and $69,400 at June 30, 1995.
        Substantially all the current backlog will be completed within twelve months and approximately 95% is expected to be completed by December 31, 1996.

        Discontinued Operations

          During 1988, the Company sold two subsidiaries. As part of the sale of the engineering subsidiary, the Company retained certain rights and obligations in connection with two lawsuits. In the three and six month periods, the Company recorded additional amounts, primarily legal expenses related to these lawsuits, which resulted in an additional loss from discontinued operations of $360 ($600 pre-tax). The additional provision includes anticipated cost for the trial and appeal since it now appears there is no opportunity for the Company to settle its dispute with the insurance carrier.

        Liquidity and Capital Resources

          Cash flows provided from operations for the six months amounted to $1,782, net proceeds from short term borrowing amounted to $516, and proceeds from the disposition of property and equipment amounted to $546. The cash flows were primarily used for net capital expenditures of $2,396 and dividend payments of $320. The Company's financial condition continues to be strong at June 30, 1996 with working capital of $15,749, compared to $15,490 at December 31, 1995. The Company's current ratio was 1.31:1 at June 30, 1996, compared to 1.27:1 at December 31, 1995.

          As of June 30, 1996, the Company had $11,150 outstanding under a $15,000 revolving credit facility and $6,250 outstanding under a term loan. On July 23, 1996, the Company entered into an additional line of credit agreement with its bank for up to $5,000 to support its growth in operating revenues. The Company has outstanding letters of credit with Banks totaling $12,956. The Company anticipates that its credit facility, cash balances and internally generated cash flows will continue to be sufficient to fund operations, capital expenditures and debt service requirements. The Company is also confident that its financial condition will allow it to meet long-term capital requirements.

          Capital expenditures for the six months were $2,396, compared to $1,734 in 1995. Capital expenditures during these periods were used for normal property and equipment additions, replacements and upgrades. Proceeds from the disposal of property and equipment for the six months were $546 and $200 in 1995. The Company plans to spend approximately $5,000 on capital improvements during 1996.

                                       PART II
        Item 1.  Legal Proceedings

          The trial date of April 15, 1996 was reset by the Court to September 24, 1996 for the previously reported National Union Fire Insurance Company of Pittsburgh, Pennsylvania v. The L. E. Myers Co. Group, The L. E. Myers Co. and LEMCO Engineers, Inc., 84 Cib. 7481, United States District Court, Southern District of New York
        (See Note 4 to the Financial Statements).

        Item 4.  Submission of Matters to a Vote of Security Holders

          The annual meeting of stockholders of the Company was held on May 15, 1996. The stockholders elected William G. Brown and
        John M. Harlan as Class I directors for a term expiring at the 1999 annual meeting of stockholders. The stockholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock, $1.00 par value, from 6,000,000 to 10,000,000 shares. The vote on the amendment was 2,768,735 shares in favor, 60,205 against and 13,921 abstain. The stockholders also approved the adoption of the Company's 1996 Non-Employee Director
        Stock Ownership Plan. The vote on the approval of the plan was 2,710,434 shares in favor, 102,182 against and 11,836 abstain. The stockholders also approved an amendment and restatement of the Company's 1989, 1990, 1992 and 1995 Stock Option Plans. The vote on the approval of the plan was 2,710,434 shares in favor, 102,182 against and 11,836 abstain.

        Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits filed herewith are listed in the Exhibit Index filed as a part hereof and incorporated herein by reference.

         b. No reports on Form 8-K were filed by the Company for the second quarter of 1996.

                           SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MYR Group Inc.




  Date:   July 30, 1996         By:       /s/
                                Elliott C. Robbins, Sr. Vice President,
                                Treasurer, and Chief Financial Officer
                                (duly authorized representative of registrant
                                and principal financial officer)

                                   MYR Group Inc.
                            Quarterly Report on Form 10Q
                         for the Quarter Ended June 30, 1996

                                    Exhibit Index


  Number  Description                                  Page (or Reference)

  3.1     Certificate of Amendment                            13

 10.1     1996 Nonemployee Director Stock Ownership Plan   14-17

   11     Computation of Net Income Per Share                 18

   27     Financial Data Schedules                            19