Form 10-Q
period 1996-09-30
MYR GROUP INC
filed 1996-11-05
CIK 700923

Form 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996

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

1701 W. Golf Road, Tower Three, Suite 1012, Rolling Meadows, Illinois 60008
                 (Address of principal executive offices)
                               (Zip Code)
                             (847) 290-1891
           Registrant's telephone number, include area code

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

Yes               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 25, 1996: 3,236,712

                       MYR GROUP INC.

                        I N D E X




PART I.   Financial Information                           Page No.

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets -
September 30, 1996 and December 31, 1995                     2

Condensed Consolidated Statements of Operations -
Three and Nine Months Ended September 30, 1996 and 1995      3

Condensed Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 1996 and 1995                4

Notes to Condensed Consolidated Financial Statements       5-7

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations              8-9

PART II.  Other Information

Item 1.  Legal Proceedings                                   9

Item 6.  Exhibits and Reports on Form 8-K                    9

SIGNATURE                                                   10

Part I, Item 1
Financial
Information

MYR Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                                September 30    Dec. 31
                                                    1996         1995
                                                 (Unaudited)       *
ASSETS
Current assets:
 Cash and cash equivalents                       $     542   $     703
 Contract receivables including retainage           56,147      51,114
 Costs and estimated earnings in excess of
 billings on uncompleted contracts                  13,529      14,851
 Deferred income taxes                               4,602       4,602
 Other current assets                                  572       1,594
Total current assets                                75,392      72,864

Property and equipment:                             59,637      61,625
 Less accumulated depreciation                      37,415      38,481
                                                    22,222      23,144
Intangible assets                                    2,493       2,681
Other assets                                         3,591       3,145
Total assets                                     $ 103,698   $ 101,834

LIABILITIES
 Current liabilities:
 Current maturities of long-term debt            $  15,424   $   9,178
 Accounts payable                                    8,436      13,886
 Billings in excess of costs and estimated
 earnings on uncompleted contracts                   6,236       5,042
 Accrued insurance                                  12,188      13,053
 Other current liabilities                          16,536      16,215
Total current liabilities                           58,820      57,374

Deferred income taxes                                2,861       2,861
Other liabilities                                      399         391
Long-term debt:
Revolver and other debt                               3,146      3,021
 Term loan                                            3,125      5,000
 Industrial revenue bond                                890        890
 Subordinated convertible debentures                  5,679      5,679
Total long-term debt                                 12,840     14,590

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital            9,324     9,248
Retained earnings                                     21,457    19,326
Treasury stock                                        (1,087)   (1,548)
Restricted stock awards and shareholder note receivable (916)     (408)
Total shareholders' equity                            28,778    26,618

Total liabilities and shareholders' equity       $   103,698 $ 101,834

*Condensed from audited financial statements 2
The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

MYR Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

Periods Ended September 30              Three Months        Nine Months

                                       1996     1995      1996       1995

Contract revenue                   $ 80,712 $ 66,638 $ 214,140  $ 186,704

Contract cost                        72,430   58,670   191,400    164,745

Gross profit                          8,282    7,968    22,740     21,959

Selling, general and
administrative expenses               5,434    5,482    16,749     16,418

Income from operations                2,848    2,486     5,991      5,541

Other income (expense)
 Interest income                          2       28        12         63
 Interest expense                      (508)    (422)   (1,386)    (1,317)
 Gain on sale of property and equipment 156       56       549        163
Miscellaneous                           (98)     (69)     (374)      (275)

Income from continuing
 operations before income taxes       2,400    2,079     4,792      4,175

Income tax expense                      864      831     1,821      1,670

Income from continuing operations     1,536    1,248     2,971      2,505

Loss from discontinued operations         -        -      (360)         -

Net income                         $  1,536 $  1,248 $   2,611  $   2,505


Earnings per share - Primary
 Income from continuing operations $    .44 $    .37 $     .86  $     .74
 Loss from discontinued operations        -        -      (.10)         -
Net Income                              .44      .37       .76        .74

Earnings per share - Fully Diluted:
 Income from continuing operations      .39      .32       .78        .66
 Loss from discontinued operations        -        -      (.09)         -
 Net Income                             .39      .32       .69        .66

Dividends per common share             .050     .047      .150       .135

Weighted average common shares and
common share equivalents outstanding
 Primary                              3,470    3,412     3,438      3,385
 Fully Diluted                        4,070    4,040     4,043      4,040

The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

MYR Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

Nine Months Ended September 30                   1996          1995


CASH FLOWS FROM OPERATIONS

Income from continuing operations              $   2,971     $   2,505
Adjustments to reconcile income from
continuing operations to cash flows from
continuing operations
 Depreciation and amortization                     4,649         4,303
 Amortization of intangibles                         205           241
 Gain from disposition of assets                    (549)         (163)
 Changes in current assets and liabilities        (9,214)          876

Cash flows from continuing operations             (1,938)        7,762

Cash flows from discontinued operations             (360)            -

Cash flows from operations                        (2,298)        7,762

CASH FLOWS FROM INVESTMENTS

Expenditures for property and equipment           (3,988)       (3,436)
Proceeds from disposition of assets                2,088         1,630
Cash used in acquisition, net of cash acquired         -       (12,995)

Cash flows from investments                       (1,900)      (14,801)

CASH FLOWS FROM FINANCING

Proceeds (repayments) of long term debt            4,497       (17,657)
Proceeds from issuance of debt                         -        19,500
Proceeds from exercise of stock options               13             -
Increase (decrease) in deferred compensation           8           (21)
Financial costs                                        -          (133)
Dividends paid                                      (481)         (426)

Cash flows from financing                          4,037         1,263

Decrease in cash and cash equivalents               (161)       (5,776)
Cash and cash equivalents at beginning of year       703         6,115

Cash and cash equivalents at end of period     $     542     $     339

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

The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

6 - Changes in Accounting Policy

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensative arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share on an annual basis.

7 - Supplemental Quarterly Financial Information (Unaudited)
    (Dollars in thousands, except per share amounts)

                                                      1996
                                  Mar. 31  June 30  Sept. 30  Dec. 31    Year

Contract revenue                 $ 64,376 $ 69,052  $ 80,712          $ 214,140

Gross profit                        6,430    8,028     8,282             22,740

Income from continuing operations     166    1,269     1,536              2,971

Net income                            166      909     1,536              2,611

Earnings per share - Primary:
 Income from continuing operations   0.05     0.37      0.44               0.86
 Net Income                          0.05     0.26      0.44               0.76

Earnings per share - Fully diluted:
 Income from continuing operations   0.05     0.33      0.39               0.78
 Net Income                          0.05     0.24      0.39               0.69

Dividends paid per share            0.050    0.050     0.050              0.150

Market Price:
 High                               11.00    11.75     11.75              11.75
 Low                                10.00    10.25     10.38              10.00

                                                      1995
                                  Mar. 31  June 30  Sept. 30  Dec. 31    Year

Contract revenue                 $ 56,051 $ 64,015  $ 66,638  $80,261 $ 266,965

Gross profit                        6,653    7,338     7,968    7,588    29,547

Income from continuing operations     252    1,005     1,248      924     3,429

Net income                            252    1,005     1,248      924     3,429

Net income per share:
 Primary                             0.08     0.30      0.37     0.27      1.01
 Fully diluted                       0.08     0.26      0.32     0.25      0.91

Dividends paid per share            0.041    0.047     0.047    0.047     0.182

Market Price:
 High                                9.66    10.31     11.91    11.81     11.91
 Low                                 7.97     8.53      9.19    10.00      7.97

Part I Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations
           for the Three and Nine Months Ending September 30, 1996
                           (Dollars in thousands)
Results of Operations
Continuing Operations

Revenue for the three and nine month periods was $80,712 and $214,140, compared to $66,638 and $186,704 in 1995. This is an increase of 21.1% and 14.7% for the three and nine month periods, primarily due to an increase in our line construction revenues, offset by decreases in our commercial/industrial revenues. The line construction revenue increase was a result of our electric utility alliances and storm work. The commercial/industrial revenues are down from the prior year nine month levels due to cut backs in the semi-conductor industry's capital spending plans and a slow down in work for our mining business customers.

Gross profit for the three and nine month periods was $8,282 and $22,740, compared to $7,968 and $21,959 in 1995. Gross profit as a percentage of revenue was 10.3% and 10.6% for the three and nine month periods, respectively, compared to 12.0% and 11.8% in 1995. The lower profit percentages are primarily due to provisions made during the quarter for prior year workers compensation reserve adjustments and to lower margins on our utility alliance work for the three and nine months ended September 30, 1996 compared to 1995.

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

Selling, general and administrative expenses for the three and nine month periods were $5,434 and $16,749, compared to $5,482 and $16,418 in 1995. This represents 6.7% and 7.8% of consolidated revenues for the three and nine month periods of 1996, compared to 8.2% and 8.8% for 1995.

Net interest expense for the three and nine month periods was $506 and $1,374, compared to $394 and $1,254 in 1995. The increase in 1996 over 1995 is primarily due to additional borrowings to fund working capital requirements for the higher volume of work in 1996.

Gain on sale of property and equipment for the three and nine month periods was $156 and $549, compared to $56 and $163 in 1995. The increase was due to the increased number of units sold in conjunction with upgrading our fleet.

Net other expense for the three and nine month periods was $98 and $374, compared to $69 and $275 in 1995. Other expense primarily includes the amortization of non-competition agreements and goodwill, letter of credit fees and bank fees offset by cash discounts.

Income tax expense for the three and nine month periods was $864 and $1,821, compared to $831 and $1,670 in 1995. As a percentage of income, the effective rate for the three and nine month periods was 36% and 38%, compared to 40% in 1995. The effective tax rate for the nine month period of 1996 was changed from 40% to 38% in the current quarter to reflect revised tax planning assumptions.

The Company's backlog at September 30, 1996 was $124,900, compared to $69,100 at December 31, 1995, and $74,400 at September 30, 1995. Substantially all the current backlog will be completed within twelve months and approximately 60% is expected to be completed by December 31, 1996.

Discontinued Operations

During 1988, the Company sold two subsidiaries. As part of the sale of the engineering subsidiary, the Company retained certain rights and obligations in connection with two lawsuits. The additional provision amounting to $360 includes anticipated cost for the trial and appeal since it now appears there is no opportunity for the Company to settle its dispute with the insurance carrier.

Liquidity and Capital Resources

As of September 30, 1996, the company had $15,600 outstanding under a $20,000 of revolving credit facilities, and $5,625 outstanding under a term loan. The Company has outstanding letters of credit with Banks totaling $12,956. The Company believes that its credit facility, cash balances and internally generated cash flows will continue to be sufficient to fund operations, capital expenditures and debt service requirements. The Company is also confident that its financial condition will allow it to meet long-term capital requirements.

Cash flows provided include net proceeds from short term borrowing of $4,497 and proceeds from the disposition of property and equipment of $2,088. The cash flows were primarily used for operations of $2,298, net capital expenditures of $3,988 and dividend payments of $481. The Company's financial condition continues to be strong at September 30, 1996 with working capital of $16,572, compared to $15,490 at December 31, 1995. The Company's current ratio was 1.28:1 at September 30, 1996, compared to 1.27:1 at December 31, 1995.

Capital expenditures for the nine months were $3,988, compared to $3,436 in 1995. Capital expenditures during these periods were used for normal property and equipment additions, replacements and upgrades. Proceeds from the disposal of property and equipment for the nine months were $2,088 and $1,630 in 1995. The Company plans to spend approximately $5,200 on capital improvements during 1996.

PART II
Item 1.  Legal Proceedings

There were no material developments during the quarter relating to legal proceedings previously reported by the company.

Item 6.  Exhibits and Reports on Form 8-K

 a. Exhibits filed herewith are listed in the Exhibit Index filed as a part hereof and incorporated herein by reference.

 b. No reports on Form 8-K were filed by the Company for the third quarter of 1996.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MYR Group Inc.




Date:  November 4, 1996      By:       /s/
                             Elliott C. Robbins, Sr. Vice President, Treasurer,
                             and Chief Financial Officer
                             (duly authorized representative of registrant and
                              principal financial officer)


                                   MYR Group Inc.
                            Quarterly Report on Form 10Q
                      for the Quarter Ended September 30, 1996

                                    Exhibit Index


Number  Description                          Page (or Reference)

11      Computation of Net Income Per Share          12

27      Financial Data Schedules                     13