Form 10-K405
period 1996-12-31
MYR GROUP INC
filed 1997-03-21
CIK 700923

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)


    x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For fiscal year ended December 31, 1996

   --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


           For the transition period from ___________ to ___________.

                        Commission File Number:  1-8325

                                 MYR GROUP INC.
             (Exact name of registrant as specified in its charter)


                         Delaware                   36-3158643
               -----------------------------    -------------------
                (State or other jurisdiction     (I.R.S. Employer
                   of incorporation)            Identification No.)


                 1701 W. GOLF ROAD, ROLLING MEADOWS, IL  60008
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (847) 290-1891

          Securities registered pursuant to Section 12(b) of the Act:


                                            Name of each exchange
                  Title of each class        on which registered
              ---------------------------  -----------------------
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

     The aggregate market value of the registrant's Common Stock, $1 par value, held by non-affiliates of the registrant as of March 5, 1997, was $31,789,000 based on the closing price on that date on the New York Stock Exchange. As of March 5, 1997, 3,247,378 shares of the registrant's Common Stock, $1 par value were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Those sections or portions of the definitive proxy statement of MYR Group Inc. for use in connection with its annual meeting of stockholders to be held May 13, 1997 are incorporated by reference into Part III of this annual report.

                               Table of Contents
                           and Cross-Reference Sheet

                                                               Page or Reference


  PART I      Item 1.   Business                                             3

              Item 2.   Properties                                           6

              Item 3.   Legal Proceedings                                    7

              Item 4.   Submission of Matters to a Vote of Security
                        Holders                                              7

  Part II     Item 5.   Market for Registrant's Common Equity and Related
                        Stockholder Matters                                  8

              Item 6.   Selected Financial Data                              9

              Item 7.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                 10

              Item 8.   Financial Statements                                13

              Item 9.   Changes in and Disagreements with Independent
                        Auditors on Accounting and Financial
                        Disclosure                                          29

  Part III    Item 10.  Directors and Executive Officers of the
                        Registrant                                          30

              Item 11.  Executive Compensation                              30

              Item 12.  Security Ownership of Certain Beneficial
                        Owners and Management                               30

              Item 13.  Certain Relationships and Related Transactions      30

  Part IV     Item 14.  Exhibits, Financial Statement Schedules and
                        Reports on Form 8-K                                 31

  Signatures                                                                32

                                 MYR GROUP INC.

                                     PART I


ITEM 1.  BUSINESS

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

The general offices of the Company are located at 1701 West Golf Road, Rolling Meadows, Illinois.

CONSTRUCTION SERVICES

The Company conducts its business through its direct and indirect operating subsidiaries. The four principal types of construction services performed by the company are electric utility line construction, commercial and industrial electrical construction, telecommunication construction services and mechanical construction.

Myers, Harlan and Sturgeon are involved in the construction and maintenance of electric transmission lines, substations, distribution systems and lighting systems for electric utilities and industrial users of similar systems and providing construction services to the telecommunication market. These services are frequently referred to as "outside" or "line" electrical construction service. The Company generally serves the electric utility industry as a prime construction contractor. Designs and specifications for a project are usually prepared by the clients or their agents. The Company supplies the management, labor, equipment and tools necessary to construct the project. Construction materials are generally supplied by the clients although the Company occasionally may be required to procure and supply the construction materials. Most contracts undertaken by the Company are completed within twelve months, although certain contracts may extend for longer periods.

The Company, through Sturgeon provides electric construction and maintenance services to the commercial and industrial marketplace. These services are typically referred to as "inside" electrical construction. The Company's work in the commercial and industrial electric construction market place is most often performed as a subcontractor to a general contractor, however, the Company does perform certain commercial and industrial construction services as a prime contractor. Commercial and industrial electrical maintenance services are frequently performed by the Company as a prime contractor. The Company generally provides the materials to be installed as a part of the scope of these contracts which vary greatly in size and duration. The Company provides such construction services on many varied types of projects including airports, hospitals, hotels and casinos, arenas and convention centers, and manufacturing and process facilities. On occasion, a subsidiary of the Company will enter into a joint venture with another contractor to perform a specific project. Typically in these cases the subsidiary and the other contractor will share in the profits or losses on the project in the percentage determined by the joint venture agreement. The joint venture agreement will define the obligations of the subsidiary and the other contractor with respect to the project and the management of the venture.

Myers, Harlan and Sturgeon are involved in telecommunication construction services including the installation of fiber optic cable and the construction of PCS towers.

The Company, through Power Piping, also provides mechanical construction and maintenance services for the steel industry, electric utility industry, chemical industry, food processors and other industrial customers located in the eastern half of the United States. These services are provided by the Company both as a prime contractor and as a subcontractor.

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

The Company's operations are currently conducted primarily in the United
States.

CUSTOMERS

Electric utilities, in the aggregate, represent the largest customer base of the Company. During the last five years, the Company's ten largest customers accounted for 41% of its consolidated contract revenues and its single largest customer accounted for 8% of such revenue. General contractors, as a group, constitute a significant group of customers for the Company's commercial and industrial work. Municipal or other government funded large projects provide the Company with significant revenues when it is awarded all or a substantial part of the electrical construction work on such projects.

In 1996 the Company's ten largest customers accounted for 46% of annual revenues. The Company's single largest customer during 1996 was Detroit Edison Company, an electrical utility in Michigan, accounting for 12% of such revenue.

CONTRACTS

The Company enters into contracts principally on the basis of competitive bids. Although there is considerable variation in the terms of the contracts undertaken by the Company, contracts will usually be either lump sum or unit price contracts pursuant to which the Company agrees to do the work for a fixed amount for the entire project or for the particular units of work performed.
On occasion, the Company does obtain cost-plus contracts which provide for reimbursement of costs incurred by the Company, often within stated limits, plus the payment of a fee in a fixed amount or equal to a percentage of reimbursable cost. On occasion these cost-plus contracts require the Company to include a guaranteed not-to-exceed maximum price. Lump sum or unit price contracts have accounted for the larger portion of the Company's contract revenues in recent years. Such contracts typically place greater risks on the Company than do cost-plus contracts. A portion of the work performed by the Company requires performance and payment bonds at the time of execution of the contract. Contracts generally include payment provisions pursuant to which a 5% to 10% retainage is withheld from each progress payment until the contract work has been completed and approved.

The Company's backlog was $134,900,000 at December 31, 1996, compared to $69,100,000 at December 31, 1995. The varying magnitude and duration of projects undertaken by the Company may result in substantial fluctuations in its backlog from time to time. Substantially all of the December 31, 1996 backlog will be completed in 1997.

Certain of the projects which the Company undertakes are not completed in one accounting period. Revenue on construction contracts is recorded on the percentage-of-completion accounting method determined by the ratio of cost incurred to date on the contracts to management's estimates of total contract costs. Projected losses are provided for in their entirety when identified.

Some projects give rise to claims by the Company against its customers for additional compensation based upon such matters as scheduling changes, delays and interruptions or improper or revised specifications. The resolution of such claims often extends over several years. Management's judgment as to the possible outcome of such claims pending at the end of a financial reporting period is reflected in the Company's results of operations for such period and is revised in subsequent periods, if and as, required by developments with respect to such claims (see Note 1 to the Financial Statements).

COMPETITION

The Company's business is highly competitive. Competition is primarily based on the price of the construction services rendered and upon the reputation for quality, safety and reliability of the contractor rendering them.

The competition encountered by the Company varies depending upon the type of construction services which it renders. The construction and maintenance service provided to electric utilities and industrial owners of similar systems often requires larger amounts of capital and more specialized equipment than the requirements for commercial construction. Larger electric utility projects require increased numbers of heavy duty equipment as well as stronger financial resources to meet the cash flow requirements of these projects. These factors reduce the number of potential competitors on these projects to the larger competitors. The number of firms which generally compete for any electric utility project varies greatly depending on a number of factors, including the size of the project, its location and the bidder qualification requirements imposed upon contractors by the customer. Many of the competitors the Company encounters restrict their operations to one geographic area while a few operate nationally, as does the Company.

Competition for the electrical construction services provided by the Company to the commercial and industrial customers varies greatly. Again, size and location of the project will impact which competitors and the number of competitors that the Company will encounter on any particular project. The individual relationships with general contractors developed over several years by particular contractors based upon prior projects worked together will impact the Company's and its competitors' opportunities to bid on certain projects. The equipment requirements for this type of work are not as significant as for the electric utility construction. Since commercial construction typically involves the purchase of materials by the contractor the financial resources to meet these requirements on particular projects may impact the competition the Company encounters. The Company has performed such construction services principally in the western half of the United States. Certain of the Company's competitors for this type of work operate nationally; however, the preponderance of the Company's competition operates regionally.

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

EMPLOYEES

At December 31, 1996, the Company had approximately 300 salaried employees including executive officers, district managers, project managers, superintendents, estimators, office managers, and staff and clerical personnel. At the same date, the Company employed approximately 2,700 hourly-rated employees, whose number fluctuates depending upon the number and size of the projects under construction by the Company at any particular time. At that date, approximately 90% of the Company's hourly-rated employees were members of the International Brotherhood of Electrical Workers ("IBEW"), AFL-CIO. Such IBEW employees are represented by numerous local unions under various agreements with varying terms and expiration dates. Such local agreements are entered into by and between the IBEW local and the National Electrical Contractors Association, of which the Company is a member. On occasion the Company will employ employees who are members of other trade unions pursuant to multi-employer, multi-union project agreements. A small number of the Company's employees are represented by the United Association of Journeymen and Apprentices of the Plumbing and Pipe Fitting Industry.

ITEM 2.  PROPERTIES

CONSTRUCTION EQUIPMENT

The Company owns a substantial amount of construction equipment. This equipment, which at December 31, 1996 had an aggregate cost of $48,245,000 and a book value of $14,651,000 includes, among other items, trucks, trailers, tractors, tension stringing machines, bulldozers, bucket trucks, digger derricks, cranes and construction tools. Circumstances often require the Company to lease or rent various items of equipment in connection with its work on particular projects. The terms of these equipment leases and rental agreements are generally related to the length of time to complete the construction contract and sometimes include an option to purchase. The Company generally exercises the lease-purchase options with respect to such equipment, and in such cases, usually receives a credit toward the purchase price in the amount of all or a portion of the rentals paid on the lease.

REAL ESTATE

The general offices of the Company occupy approximately 10,500 square feet of leased space in an office building at 1701 West Golf Road, Rolling Meadows, Illinois. The lease on these quarters expires in February, 2004. Prior to October, 1996, the Company leased space in an office building at 2550 West Golf Road, Rolling Meadows, Illinois. Rent expense for these properties in 1996 totaled approximately $100,000.

The Company owns land which at December 31, 1996 aggregated approximately 48 acres. Buildings owned by the Company as of the same date contained approximately 175,000 square feet of space and housed certain regional offices and equipment centers, as well as a number of small warehouses and garages.

Certain other regional locations, which were leased on December 31, 1996, contained approximately 126,000 square feet of enclosed space. Rentals for such property in 1996 totaled approximately $886,000 and were under both long and short-term leases.

The following table sets forth Company acquisitions of all property and equipment, including acquisitions under capital leases, during each of the last three years.


                                Year    Amount
                                ----  ----------

                                1996  $5,293,000
                                1995  $4,959,000
                                1994  $4,449,000

ITEM 3.  LEGAL PROCEEDINGS

In September 1984, the Company's umbrella insurance carrier, National Union Fire Insurance Company of Pittsburgh (National Union) filed a lawsuit in the Supreme Court of the State of New York seeking a declaratory judgment that it was not obligated to defend and indemnify the Company for losses and damages related to errors in the design of four transmission towers designed for the City Utilities Commission of Owensboro, Kentucky (OMU) by the Company's former engineering subsidiary, LEMCO Engineers, Inc. (LEMCO). (See Note 11 to the Financial Statements). The case was removed to U. S. District Court for the Southern District of New York. The Company filed a counterclaim against National Union seeking a declaratory judgment that National Union must defend and indemnify the Company with respect to all claims above the primary policy limits of $1,000,000. The Company also filed cross claims against the insurance brokers who secured the excess insurance for the Company, the EMAR Company, American Risk Management, Inc. and the Walsh Group, alleging breach of contract, breach of fiduciary duty and negligence in connection with the procurement of the policy and seeking to hold these third party defendants liable to the Company in the event the Court were to hold that National Union is not obligated to indemnify the Company under the excess insurance policy. The case was placed on the Court's suspense docket pending the outcome of a related Kentucky State Court lawsuit brought by OMU against LEMCO and the steel supplier (the "Kentucky Case"). The Kentucky Case was settled in November 1993 and the U. S. District Court removed the National Union case from the suspense docket in February 1994. On February 28, 1997 the court ruled in the Company's favor on all issues against National Union. Judgement in the Company's favor and against National Union should be entered in the amount of approximately $4.9 million for damages incurred by the Company in remediating OMU's damages, the amount paid to OMU in settlement of the Kentucky lawsuit, legal fees and expenses incurred by the Company in the defense of the Kentucky lawsuit and the Federal Court lawsuit, plus interest on such amounts. The Company expects National Union will appeal the decision. Accordingly, the Company has not recorded any income relating to this judgement and has continued to record additional expenses, primarily legal costs, as a loss from discontinued operations in its 1996 financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of the year ended December 31, 1996.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The shares of Common Stock of the Company are listed and traded on the New York Stock Exchange. As of March 14, 1997 there were approximately 820 holders of record of the shares of Common Stock of the Company. The following table sets forth quarterly market price and dividend information per share for the Common Stock of the Company (see Note 18 to the Financial Statements).


Quarter Ended                 Stock Price Range (1)      Dividends Declared (1)

December 31, 1996               $10.50  -  $12.88               $.050
September 30, 1996               10.38  -   11.75                .050
June 30, 1996                    10.25  -   11.75                .050
March 31, 1996                   10.00  -   11.00                .050

December 31, 1995               $10.00  -  $11.81               $.047
September 30, 1995                9.19  -   11.91                .047
June 30, 1995                     8.53  -   10.31                .047
March 31, 1995                    7.97  -    9.66                .041

(1) The stock price range and dividends declared reflect a four-for-three stock split in the form of a stock dividend on December 15, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

CONTINUING OPERATIONS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


-------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                1996        1995       1994        1993       1992
-------------------------------------------------------------------------------------------
FOR THE YEAR  Contract revenue        $310,577    $266,965    $86,842    $108,515  $110,251
              Income                     3,968       3,429      2,329       1,633     3,584
              Depreciation and
               amortization              6,091       6,189      3,191       2,892     2,287
              Capital  expenditures      5,293       4,959      4,449       3,432     6,160
              Interest expense           1,826       1,772         99         350       324
              -----------------------------------------------------------------------------
AT YEAR END   Backlog                 $134,900     $69,100    $28,200     $26,150   $31,370
              Working capital           14,171      15,490      8,595       8,636    10,404
              Property (net)            22,239      23,144     14,652      13,189    12,505
              Total assets              98,486     101,834     39,644      39,624    41,918
              Total long-term debt       8,995      14,590        318         804     1,478
              Shareholders' equity      29,570      26,618     23,622      22,046    21,813
              Shares outstanding         3,237       3,182      3,172       3,193     3,297
              -----------------------------------------------------------------------------
PER SHARE     Income
DATA           Primary                   $1.15       $1.01       $.70        $.48     $1.03
               Fully diluted              1.02         .91        .70         .48      1.03
              Book value                  9.14        8.37       7.45        6.91      6.62
              Stock price range
               Low                       10.00        7.97       7.31        6.38     11.44
               High                      12.88       11.91      10.22       13.41     19.03
              Cash dividends             .2000       .1819      .1650       .1575     .1388
              -----------------------------------------------------------------------------

NOTES:  1.   Selected financial data for 1996 and 1995 includes Harlan Electric
             Company since the January 3, 1995 date of acquisition (see Note
             2 to the Financial Statements).


        2.   The selected financial data excludes discontinued operations (see
             Note 5 to the Financial Statements).

        3. All share and per share data have been adjusted for the four-for-three stock split in the form of a stock dividend in December 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (all dollar amounts, except per share amounts, are in thousands)

Results of Operations
Continuing Operations
Revenue increased by 16.3% to $310,577 in 1996 from $266,965 in 1995.  The 1996 increase is primarily due to increases in the line construction revenues as a result of the Company's electric utility alliances and storm work.

Revenues increased by 207.4% to $266,965 in 1995 from $86,842 in 1994. The 1995 increase in revenues was due to the Harlan acquisition described in Note 2 to the Financial Statements. Revenue growth of 5% was achieved in 1995 from 1994 when considering the Harlan revenues in 1994 combined with the pre-merger revenues of the Company on a pro forma basis (See Note 2 in the Financial Statements).

The use of alliances increased during 1996 and accounted for a significant amount of revenues. Clients use alliances to award some or all of their construction requirements to one or more preferred contractors at predetermined prices or negotiated prices without competitive bids. The Company anticipates that alliance generated revenues will continue to grow as a percentage of the Company's total revenues.

Gross profit increased by 7.1% to $31,641 in 1996 from $29,547 in 1995. Gross profit as a percentage of revenue was 10.2% in 1996 compared to 11.1% in 1995. The lower margin percentage in 1996 is primarily due to lower margins generated on the utility alliance work and in the Company's commercial and industrial business units. The commercial and industrial units have experienced increased competition. In addition, several commercial projects had lower than anticipated margins due to increases in scope and impact costs incurred which resulted in pending change orders and claims that are not recognized as revenues as of December 31, 1996.

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

Selling, general and administrative expenses increased by 8.5% to $23,623 in 1996 from $21,780 in 1995. This represents 7.6% of revenues in 1996 in comparison to 8.2% in 1995. The overall increase is primarily due to additional compensation and safety program costs. The additional compensation costs reflect wage increases and additional operations and safety personnel to support the higher volume of work. The increase in safety program costs is a result of enhancements in the safety incentive program instituted in January 1996 for all MYR Group subsidiary companies.

Selling, general and administrative expenses increased by 166.7% to $21,780 in 1995 from $8,165 in 1994 due to the acquisition of Harlan and increased expenses to sustain higher levels of revenue. Selling, general and administrative expenses as a percentage of revenues decreased to 8.2% in 1995 from 9.4% in 1994 due to higher revenue volume spread over a relatively fixed expense base.

Net interest expense was $1,803 in 1996 compared to $1,707 in 1995. Interest expense increased in 1996 primarily due to short term borrowing used to finance the Company's increased working capital requirements.

Net interest expense was $1,707 in 1995 compared to net interest income of $49 in 1994. Interest expense increased in 1995 primarily due to long-term debt acquired in the acquisition of Harlan and short-term borrowing used to finance the Company's increased working capital requirements.

Other expense was $483 in 1996 compared to $565 in 1995 and consisted primarily of bank fees and amortization of non-competition agreements and goodwill. The decrease in 1996 is due to the non-competition agreements which became fully amortized in 1996.

Other expense was $565 in 1995 compared to $427 in 1994 and consisted primarily of bank fees and amortization of non-competition agreements and goodwill. The increase is mainly due to the amortization of goodwill, which commenced with the acquisition of Harlan in January 1995.

Gains recognized from sales of property and equipment were $668, $220 and $68 in 1996, 1995 and 1994 respectively. The increase in the past two years is primarily due to the Company's sales of older equipment as a result of plans to modernize the fleet through purchases and leases of new equipment.

Income tax expense was $2,432 in 1996, $2,286 in 1995 and $1,493 in 1994.  As a
percentage of income the effective rate was 38.0% for 1996, 40.0% for 1995 and 39.1% for 1994.

The Company's backlog was $134,900 at December 31, 1996, $69,100 at December 31, 1995 and $28,200 at December 31, 1994. Substantially all of the current backlog will be completed within twelve months.

Discontinued Operations
During 1988, the Company's Board of Directors approved plans to dispose of its engineering subsidiary. As part of the sale of the engineering subsidiary, the Company retained certain rights and obligations in connection with two lawsuits. In 1996 and 1994 the Company recorded additional expenses, primarily legal costs related to the insurance coverage case in Federal court in New York, which resulted in an additional loss from discontinued operations of $530 and $150, respectively. On February 28, 1997, the court ruled in the Company's favor and against the excess insurance carrier in the amount of $4.9 million. Judgement is expected to be entered. The Company expects that the judgement will be appealed. See Item 3, Legal Proceedings and Note 11 to the Financial Statements.

Liquidity and Capital Resources

As of December 31, 1996 the Company had working capital of $14,171 as compared to $15,490 in 1995 and $8,595 in 1994. Working capital decreased in 1996 primarily due to the paydown of long term debt. Working capital increased in 1995 primarily due to the acquisition of Harlan.

The ratio of current assets to current liabilities was 1.25:1 at December 31, 1996.

The acquisition of Harlan was completed on January 3, 1995. The purchase price was $19,291. Of this amount $13,612 was paid to the Harlan shareholders in cash with the remaining $5,679 of the payment in the form of convertible subordinated notes of the Company's. The subordinated notes are convertible into shares of the Company's common stock at a price per share of $9.4659. The cash portion of the purchase price was funded through the Company's cash balances and from bank debt (see Note 2 to the Financial Statements).

The Company has a $20,000 revolving and $5,000 term credit facility (see Note 8 to the Financial Statements). As of December 31, 1996 there were $1,675 and $5,000 outstanding under the revolver and term credit facility, respectively. The Company has outstanding letters of credit with banks totaling $12,585, of which $11,627 guarantees the Company's payment obligations under its insurance programs and $958 which is a credit enhancement to guarantee an industrial revenue bond. The Company anticipates that its credit facility, cash balances and internally generated cash flows will continue to be sufficient to fund operations, capital expenditures and debt service requirements. The Company is also confident that its financial condition will allow it to meet long-term capital requirements.

The Company's Board of Directors has authorized the purchase of up to 333,333 shares of its common stock. No purchases were made in 1996 or 1995. In 1994, purchases made under this program totaled 20,821 shares at a cost of $168. At December 31, 1996 the balance available under the Board of Directors' authorization to purchase shares was 154,645.

Capital expenditures were $5,293 in 1996, compared to $4,959 in 1995 and $4,449 in 1994. Capital expenditures during these periods were used for normal property and equipment additions, replacements and upgrades and includes $232 of additions through capital leases in 1996. The Company plans to spend approximately $5,000 on capital improvements in 1997.

Cash flows from operations were $14,138 in 1996 compared to $4,161 in 1995. This increase is primarily the result of the decrease in net underbillings from contracts-in-process and an increase in accounts payable due to large material purchases at year end for a specific job. The net underbillings decrease is a result of the days sales in net underbillings decreasing from 11.2 days at December 31, 1995 to 5.0 days at December 31, 1996.

Cash flows from operations were $4,161 in 1995 compared to $6,647 in 1994. This reduction is primarily the result of increased accounts receivable and work in process related to the increase in revenue.

Cash flows used for investments in 1996 consisted mainly of expenditures for properties and equipment of $5,061. This was offset by proceeds received from disposals of property and equipment of $2,310, including $1,300 in proceeds from the sale of the building that was "held for sale" as of December 1995.

Cash flows used for investments in 1995 included $12,995 for the acquisition of Harlan (see note 2 of the Financial Statements). Cash flows were generated from the disposal of property and equipment amounting to $1,818.

During 1996, the Company had $10,559 of repayments on its long-term debt compared to net proceeds from issuance of long-term debt of $7,156 in 1995.
The 1996 repayments include approximately $7,500,000 in unscheduled reductions of the line of credit used for working capital. As noted above, improvements in the net underbillings and proceeds from sales of property and equipment were significant factors that contributed to the Company's ability to make these additional debt repayments.

Cash flows for dividends were $643, $575 and $527 in 1996, 1995 and 1994, respectively. Financing costs of $133 in 1995 represented banking fees for the Harlan acquisition financing.

ITEM 8.  FINANCIAL STATEMENTS




                         Index to Financial Statements



                                                                       Page
                                                                       ----

          Responsibility for Financial Statements                       14

          Independent Auditors' Report                                  15

          Financial Statements:

                  Consolidated Balance Sheet -
                    December 31, 1996 and 1995                          16

                  Consolidated Statement of Operations -
                    Years Ended December 31, 1996, 1995 and 1994        17

                  Consolidated Statement of Shareholders' Equity
                    Years Ended December 31, 1996, 1995 and 1994        18

                  Consolidated Statement of Cash Flows
                    Years Ended December 31, 1996, 1995 and 1994        19

                  Notes to Financial Statements                         20

MYR GROUP INC.


RESPONSIBILITY FOR FINANCIAL STATEMENTS


The financial statements, and all other information in this annual report, were prepared by management which is responsible for their integrity and objectivity. Management believes the financial statements, which require the use of certain estimates and judgments, fairly and accurately reflect the Company's financial position, operating results and cash flows, in accordance with generally accepted accounting principles. All financial information in this annual report is consistent with the financial statements.

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





Elliott C. Robbins
Senior Vice President, Treasurer
and Chief Financial Officer

MYR GROUP INC.


INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
MYR Group Inc.:

We have audited the accompanying consolidated balance sheets of MYR Group Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MYR Group Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





Deloitte & Touche LLP
Chicago, Illinois
March 19, 1997

MYR GROUP INC.

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)


------------------------------------------------------------------------------------------------
                      DECEMBER 31                                            1996         1995
------------------------------------------------------------------------------------------------

ASSETS                Current assets:
                      Cash and cash equivalents                          $   1,011     $     703
                      Accounts receivable (Note 3)                          53,508        51,114
                      Costs and estimated earnings in excess
                        of billings on uncompleted contracts (Note 4)       10,760        14,851
                      Deferred income taxes (Note 10)                        4,896         4,602
                      Other current assets                                     471         1,594
                                                                           -------       -------
                      Total current assets                                  70,646        72,864
                      Property and equipment-net (Notes 6, 7 and 8)         22,239        23,144
                      Intangible assets - net                                2,466         2,681
                      Other assets (Note 11)                                 3,135         3,145
                                                                           -------       -------
                      Total assets                                       $  98,486     $ 101,834
------------------------------------------------------------------------------------------------

LIABILITIES           Current liabilities:
                       Current obligations under capital leases
                        (Note 7)                                         $       75    $      58
                       Current maturities of long-term debt (Note 8)          4,370        9,120
                       Accounts payable                                      17,721       13,886
                       Billings in excess of costs and estimated
                        earnings on uncompleted contracts (Note 4)            5,504        5,042
                       Accrued liabilities (Note 9)                          28,805       29,268
                                                                           --------      -------
                      Total current liabilities                              56,475       57,374

                      Long-term liabilities:
                       Obligations under capital leases (Note 7)                121            -
                       Long-term debt (Note 8)                                8,874       14,590
                       Deferred compensation                                    399          391
                       Deferred income taxes (Note 10)                        3,047        2,861
                                                                           --------      -------
                      Total liabilities                                  $   68,916    $  75,216

SHAREHOLDERS' EQUITY  Common stock - par value $1 per share;
                       authorized 6,000,000 shares; issued
                       3,349,593 shares                                       3,350        3,350
                      Additional paid-in capital                              5,965        5,898
                      Common stock held in Treasury, at cost:
                       1996 - 112,881 shares and
                       1995 - 167,484 shares (Note 12)                       (1,043)      (1,548)
                      Retained earnings                                      22,121       19,326
                      Restricted stock awards and shareholder notes
                        receivable (Note 14)                                   (823)        (408)
                      Total shareholders' equity                             29,570       26,618
                                                                           --------      -------
                      Total liabilities and shareholders' equity         $   98,486    $ 101,834
------------------------------------------------------------------------------------------------

The "Notes to Financial Statements" are an integral part of this statement.

MYR GROUP INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands except per share amounts)


-----------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                               1996            1995               1994
-----------------------------------------------------------------------------------------------
Contract revenue                                   $310,577         $266,965           $86,842
Contract cost                                       278,936          237,418            74,545
                                                   --------         --------           -------
Gross profit                                         31,641           29,547            12,297
Selling, general and administrative expenses         23,623           21,780             8,165
                                                   --------         --------           -------
Income from operations                                8,018            7,767             4,132
Other income (expense)
 Interest income                                         23               65               148
 Interest expense                                    (1,826)          (1,772)              (99)
 Gain on sale of property and equipment                 668              220                68
 Other                                                 (483)            (565)             (427)
                                                   --------         --------           -------
Income from continuing operations
 before income taxes                                  6,400            5,715             3,822
Income tax expense (Note 10)                          2,432            2,286             1,493
                                                   --------         --------           -------
Income from continuing operations                     3,968            3,429             2,329
Loss from discontinued operations (Note 5)             (530)               -              (150)
                                                   --------         --------           -------
Net income                                         $  3,438         $  3,429           $ 2,179
-----------------------------------------------------------------------------------------------
Earnings per share (Note 13) - Primary:
 Income from continuing operations                 $   1.15         $   1.01           $   .70
 Net income                                        $   1.00         $   1.01           $   .65
Earnings per share (Note 13) - Fully Diluted:
 Income from continuing operations                 $   1.02         $    .91           $   .70
 Net income                                        $    .89         $    .91           $   .65
-----------------------------------------------------------------------------------------------

  The "Notes to Financial Statements" are an integral part of this statement.

MYR GROUP INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Dollars in thousands)


----------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
----------------------------------------------------------------------------------------------------
                                                                     Restricted Stock
                           Common   Additional                       Awards and
                            Stock    Paid-In    Treasury   Retained  Shareholder Note
                           Issued    Capital      Stock    Earnings  Receivable             Total
                         ---------------------------------------------------------------------------
Balance January 1,
  1994                     $2,512    $6,757     $(1,476)   $14,820          $(567)         $22,046
  Net income                                                 2,179                           2,179
  Dividends paid                                              (527)                           (527)
  Shareholders' note
   payments                                                                    91               91
  Treasury stock
   purchases                                       (167)                                      (167)
                         ---------------------------------------------------------------------------
Balance December 31,
  1994                      2,512     6,757      (1,643)    16,472           (476)          23,622
   Effect a four-for-
    three stock split in
    a form of a stock
    dividend                  838      (838)
  Issuance of 10,267
    common shares
    upon exercise of
    stock options                       (21)         95                                         74
  Net income                                                 3,429                           3,429
  Dividends paid                                              (575)                           (575)
  Shareholder note
    payment                                                                    68               68
                         ---------------------------------------------------------------------------
Balance December 31,
  1995                      3,350     5,898      (1,548)    19,326           (408)          26,618
  Issuance of 7,333
    common shares
    upon exercise of
    stock options                       (21)         68                                         47
  Issuance of 47,270
    common shares for
    restricted stock                     88         437                      (525)               -
    awards
  Amortization of
    unearned restricted
    stock awards                                                               42               42
  Net income                                                 3,438                           3,438
  Dividends paid                                              (643)                           (643)
  Shareholder note
    payment                                                                    68               68
                         ---------------------------------------------------------------------------
Balance December 31,
  1996                     $3,350    $5,965     $(1,043)   $22,121          $(823)         $29,570
----------------------------------------------------------------------------------------------------

     The "Notes to Financial Statements" are an integral part of this statement.

MYR GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

-------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31                                                1996         1995          1994
-------------------------------------------------------------------------------------------------------
CASH          Income from continuing operations                     $   3,968     $  3,429     $  2,329
FLOWS         Adjustments to reconcile income
FROM            from continuing operations to cash
OPERATIONS      flows from continuing operations:
                Depreciation and amortization                           5,834        5,822        2,931
                Amortization of intangibles                               215          367          260
                Amortization of unearned stock awards                      42            -            -
                Deferred income taxes                                    (108)         489          781
                Gain on sale of property and equipment                   (668)        (220)         (68)
                Changes in operating assets and
                 liabilities; net of acquisition:
                   Accounts receivable                                 (2,394)      (3,622)       1,173
                   Costs and estimated earnings in
                     excess of billings on uncompleted
                     contracts                                          4,091       (6,557)         395
                   Other assets                                          (163)         247         (421)
                   Accounts payable                                     3,835       (4,673)         346
                   Billings in excess of costs and
                     estimated earnings on uncompleted
                     contracts                                            462          685         (438)
                   Insurance accruals                                    (893)       2,341         (937)
                   Other liabilities                                      447        5,853          446
                                                                    ---------     ---------    --------
              Cash flows from continuing operations                    14,668        4,161        6,797
              Cash flows from discontinued operations                    (530)           -         (150)
                                                                    ---------     ---------    --------
              Cash flows from operations                               14,138        4,161        6,647
                                                                    ---------     ---------    --------
CASH          Proceeds from disposal of property and
FLOWS           equipment                                               2,310        1,818          123
FROM          Expenditures for property and equipment                  (5,061)      (4,959)      (4,449)
INVESTMENTS   Cash used in acquisition, net of cash acquired                -      (12,995)           -
                                                                    ---------     ---------    --------

              Cash flows from investments                              (2,751)     (16,136)      (4,326)
                                                                    ---------     --------     --------
CASH          Proceeds from issuance of long-term debt                      -       19,500            -
FLOWS         Repayments on long-term debt                            (10,559)     (12,344)      (1,274)
FROM          Purchases of treasury stock                                   -            -         (167)
FINANCING     Increase (decrease) in deferred compensation                  8          (27)         (27)
              Proceeds from exercise of stock options                      47           74            -
              Dividends paid                                             (643)        (575)        (527)
              Shareholders' note payments                                  68           68           91
              Financing costs                                               -         (133)           -
                                                                    ---------     --------     --------
              Cash flows from financing                               (11,079)       6,563       (1,904)
                                                                    ---------     --------     --------

              Increase (decrease) in cash and cash equivalents            308       (5,412)         417
              Cash and cash equivalents beginning of year                 703        6,115        5,698
                                                                    ---------     --------     --------

              Cash and cash equivalents end of year                 $   1,011     $    703     $  6,115
-------------------------------------------------------------------------------------------------------

     The "Notes to Financial Statements" are an integral part of this statement.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - The four principal types of construction services performed by the Company are electric utility line construction, commercial and industrial electrical construction, telecommunication construction services and mechanical construction. Work is performed under lump sum, unit price, and cost-plus-fee contracts. These contracts are undertaken by the Company or its subsidiaries alone, or with subcontractors.

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

Income Taxes - Deferred income taxes are recorded based upon the differences between the financial statement and the tax bases of assets and liabilities and available tax credit carryforwards.

Consolidated Statement of Cash Flows - For purposes of this statement, short term investments which have a maturity of ninety days or less are considered to be cash equivalents. Supplemental disclosures with respect to cash flows are as follows (in thousands):


                                                       1996          1995         1994
                                                   ----------     ---------    -----------
Cash paid for interest                              $  1,788       $ 1,677       $  105
Cash paid for income taxes                             3,045         1,937          452
Convertible subordinated notes issued (Note 2)             -         5,679            -
Capital lease obligations incurred                       232             -            -

Other - In December 1995, the Company effected a four-for-three stock split in the form of a stock dividend. The $838,000 par value of the additional shares issued was transferred from additional paid-in capital to common stock. Amounts relating to number of shares and amounts per share have been adjusted for 1995 and prior years to reflect the stock split. Certain other amounts in prior year financial statements have been reclassified to conform to the 1996 presentation.

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


Contract revenue                     $253,824
Net income                              5,652
Income per share
  Primary                                1.70
  Fully diluted                          1.55

Adjustments made in arriving at pro forma unaudited results of operations include increased interest expense on acquisition debt, amortization of goodwill and related tax adjustments.

3.  ACCOUNTS RECEIVABLE (IN THOUSANDS)

                                        1996           1995
                                       -------        -------
Contract receivables                   $47,431        $45,320
Contract retainages                      6,338          6,178
Other                                      233            164
                                       -------        -------
                                        54,002         51,662
Allowance for doubtful accounts            494            548
                                       -------        -------
                                       $53,508        $51,114
                                       =======        =======

4.  CONTRACTS IN PROCESS (IN THOUSANDS)

                                             1996       1995
                                            --------  --------

Costs incurred on uncompleted contracts     $351,851  $256,714
Estimated earnings                            38,834    31,515
                                            --------  --------
                                             390,685   288,229
Less:  Billings to date                      385,429   278,420
                                            --------  --------
                                            $  5,256  $  9,809
                                            ========  ========

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of
  billings on uncompleted contracts         $ 10,760  $ 14,851

Billings in excess of costs and estimated
  earnings on uncompleted contracts            5,504     5,042
                                            --------  --------
                                            $  5,256  $  9,809
                                            ========  ========

5.  DISCONTINUED OPERATIONS

As part of the sale in 1988 of its former engineering subsidiary, the Company retained certain rights and obligations in connection with the OMU lawsuits (as described in Note 11). In 1996 and 1994, the Company recorded additional expenses, primarily legal costs related to the OMU lawsuits, which resulted in additional losses of $530,000 and $150,000, respectively (net of income tax benefits of $325,000 and $100,000) (see Note 11).

6.  PROPERTY AND EQUIPMENT (IN THOUSANDS)

                                1996       1995
                              -------   -------
Land                          $ 1,431   $ 1,292
Buildings and improvements      5,716     5,292
Construction equipment         48,245    51,825
Office equipment                3,276     3,216
                              -------   -------
                               58,668    61,625
Accumulated depreciation       36,429    38,481
                              -------   -------
                              $22,239   $23,144
                              =======   =======

7.  LEASES AND COMMITMENTS

At December 31, 1996, the Company had outstanding irrevocable standby letters of credit totaling $12,585,000 of which $11,627,000 guarantees the Company's payment obligation under its insurance programs and $958,000 which is a credit enhancement to guarantee an industrial revenue bond.

The Company leases construction equipment and office equipment. The net book value of leased assets that have been capitalized in property and equipment is $207,000 and $132,000 as of December 31, 1996 and 1995, respectively.

Minimum lease payments and the present value of capital lease obligations under capital leases in effect at December 31, 1996 are $211,000 and $196,000 respectively.

The Company also leases real estate and construction equipment under operating leases with terms ranging from one to five years. Future minimum lease payments as of December 31, 1996 total
$4,960,000, $4,222,000, $3,153,000, $2,405,000 and $1,095,000 for the years ending 1997, 1998, 1999, 2000 and 2001 respectively. Total rent expense, including both short-term and long-term leases, for 1996, 1995, and 1994 amounted to approximately $12,088,000, $7,417,000 and $4,299,000, respectively.

8.   LONG-TERM DEBT

Long-term debt outstanding consisted of the following (in thousands):


                                                                  1996         1995
                                                                  ----         ----
Variable - rate term credit agreement (effective interest
rate of 7.3% at December 31, 1996), payable in quarterly
installments of $625 through December 1998                    $   5,000    $   7,500

Variable - rate revolving credit agreement, (effective
interest rate of 8.3% at December 31, 1996), payable
at maturity in December 1998                                      1,675        9,200

7% convertible subordinated notes, payable in three
equal installments commencing in January 2000                     5,679        5,679

Industrial revenue bond financing at variable rates
(weighted average of 8.5%) and due in varying annual
amounts ranging from $195 to $250 through 2000                      890        1,070

Variable - rate notes payable (1.26% over adjusted LIBOR),
payable in monthly installments through December 1996                 -          261
                                                               --------     --------
                                                                 13,244       23,710
Less current portion                                              4,370        9,120
                                                               --------     --------
                                                              $   8,874    $  14,590
                                                               ========     ========

The Company maintains a $20,000,000 revolving and $5,000,000 term credit facility with a bank. At the Company's option, borrowing under this line bears interest at the bank's prime interest rate or the adjusted LIBOR commercial rate plus a spread. The credit facility expires on December 31, 1998.

Under the credit facility, borrowings are limited to an amount equal to 75% of eligible accounts receivable balances. The terms of the credit agreement require, among other things, minimum current ratios, fixed charge coverage ratio and senior debt leverage ratios. Payments of cash dividends and repurchases of capital stock, each quarter, are restricted to an amount not to exceed $150,000 plus 6.25% of the Company's net income for the preceding 12 months. The Company has complied with these provisions.

In accordance with the Harlan merger and promissory note agreements $1,942,000 of the $5,679,000 of convertible subordinated notes was placed in escrow. On December 26, 1996, the Company submitted a claim against the escrow note holders in an amount in excess of the escrow note balances. The Company is in the process of reviewing the claim with the note holders and no adjustments to the subordinated notes have been recorded in the Company's financial statements as of December 31, 1996.

The industrial revenue bond is secured by properties with a net book value of approximately $2,063,000 and $2,140,000 at December 31, 1996 and 1995,
respectively. The variable-rate notes payable are secured by construction equipment with a net book value of approximately $354,000 as of December 31, 1995.

Maturities of long-term debt are $4,370,000 in 1997, $2,715,000 in 1998, $230,000 in 1999, 2,143,000 in 2000 and $1,893,000 per year for 2001, and 2002.
The maturities of debt incurred under the revolving credit agreement have been reported based on an estimate of the expected paydown through the 1998 expiration date of the credit facility.

9.  ACCRUED LIABILITIES (IN THOUSANDS)


                                      1996         1995
                                     ------       ------
Insurance                         $  12,160    $  13,053
Payroll                               5,365        5,301
Union dues and benefits               2,919        2,770
Profit sharing and thrift plan        1,191          755
Taxes, other than income taxes        1,397        1,451
Other                                 5,773        5,938
                                   --------     --------
                                  $  28,805    $  29,268
                                   ========     ========

10.  INCOME TAXES

Provision for income taxes on income from continuing operations is comprised of the following (in thousands):


                 1996        1995        1994
                 -----       -----       -----
Current
 Federal      $  2,137    $  1,331    $    546
 State             403         466         166
               -------     -------     -------
                 2,540       1,797         712
Deferred          (108)        489         781
               -------     -------     -------
              $  2,432    $  2,286    $  1,493
               =======     =======     =======

The differences between the U.S. federal statutory tax rate and the Company's effective rate for the three years ended December 31, 1996 are as follows:


                                  1996   1995   1994
                                 -----  -----  -----
U.S. federal statutory rate      34.0%  34.0%  34.0%
State income taxes, net of U.S.
  federal income tax benefit      4.9    5.4    4.6
Other                             (.9)    .6     .5
                                -----  -----  -----
                                 38.0%  40.0%  39.1%
                                =====  =====  =====

The net deferred tax assets and liabilities arising from temporary differences at December 31, 1996 and 1995 are as follows (in thousands):


                                               1996                        1995
                                      -----------------------      -----------------------
                                      CURRENT      NONCURRENT      CURRENT      NONCURRENT
                                      ASSETS      LIABILITIES      ASSETS      LIABILITIES
                                      ----------------------------------------------------
Employee and retiree benefit
  plans                                  $     -      $ (251)       $     -       $  (255)
Excess tax over book depreciation                      3,298              -         3,116
Insurance accruals                         2,584           -          2,732             -
Other allowances and accruals              2,312           -          1,870             -
                                      ----------   ---------        -------       -------
                                         $ 4,896      $3,047        $ 4,602       $ 2,861
                                      ==========   =========        =======       =======

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

The other lawsuit (the New York lawsuit) concerns the insurance coverage of the engineering subsidiary related to the design errors. The Company notified its primary and excess umbrella insurance carriers at the time of the discovery of the design errors. The Company's excess umbrella carrier denied insurance coverage for the damages above the primary carrier's policy limits and filed an action against the Company seeking a declaratory judgment that the umbrella insurance coverage did not apply to the loss on several theories. The Company counterclaimed against the umbrella carrier and, in addition, in a third party action, brought suit against three former insurance brokers which had procured the insurance for the Company. Approximately $550,000 of unreimbursed costs and the $1,300,000 paid to OMU during 1993 has been recorded as a non-current asset because management is of the opinion that the amounts will be recovered from its excess umbrella insurance carrier and its brokers, individually or collectively. On February 28, 1997, the court ruled in the Company's favor and against the excess insurance carrier in the amount of $4.9 million for the unreimbursed costs incurred by the Company in remediating OMU's damages, the amount paid to OMU in settlement of the Kentucky lawsuit, legal fees and expenses incurred by the Company in the defense of the Kentucky lawsuit and the New York lawsuit, plus interest on such amounts. Judgement is expected to be entered. Post judgement interest will apply from the date of judgement until the date of final resolution. The Company expects that National Union will appeal the decision. Accordingly, the aformentioned $1,850,000 asset has not been adjusted as of December 31, 1996 and the Company has continued to record additional expenses, primarily legal costs, as a loss from discontinued operations in 1996 (see Note 5).

The Company is also involved in various other legal matters which arise in the ordinary course of business, none of which is expected to have a material adverse effect.

12.  TREASURY STOCK

The Company's Board of Directors has authorized the purchase of up to 333,333 shares of its common stock for future issuance to key employees under the Company's stock option plans. The Company purchased 20,821 shares on the open market at a cost of $167,813 in 1994. No shares were purchased in 1996 and 1995. At December 31, 1996, the balance available under the Board of Directors' authorization to purchase shares was 154,645. The company issued, 7,333 and 10,267 shares out of treasury for options exercised in 1996 and 1995, respectively. The Company also issued 47,270 shares out of treasury for restricted stock awarded to non-employee directors and key employees in 1996.

13.  EARNINGS PER SHARE

Primary earnings per share is based on the weighted average number of common shares and common share equivalents outstanding during the period. Stock options are considered to be common share equivalents. Primary earnings per share is based upon weighted average common shares outstanding of 3,448,547 in 1996, 3,399,659 in 1995 and 3,333,419 in 1994. Fully diluted earnings per share also reflects the potential dilution which would result from the conversion of the convertible subordinated notes.

14.  STOCK OPTION AND RESTRICTED STOCK PLANS

In 1996, the shareholders approved an amendment to the 1995, 1992 and 1990 stock option plans to allow restricted shares of common stock to be issued in addition to stock options under the terms of the plans. They also approved the 1996 plan, reserving up to 50,000 shares of common stock for restricted stock awards to non-employee directors

At December 31, 1996, under the 1996, 1995, 1993, 1992 and 1990 Stock Option and Restricted Stock Plans, 47,730, 309,333, 66,661, 3,996, and 6,442 shares, respectively, are available for grant.

Stock Options:

Outstanding options granted under the 1995, 1993 and 1992 plans are exercisable at a price equal to 100% of the fair market value at the date of grant. Outstanding options granted under the 1990 and 1989 plans are exercisable at a price equal to either 85% or 100% of the fair market value at the date of grant. Vesting of options granted under the plans is determined separately for each grant and has generally been equally over a three to five year term.

Transactions and other information relating to the stock option plans for the three years ended December 31, 1996 are summarized below:


                                      1996                 1995                  1994
                                          Weighted             Weighted                Weighted
                                          Average              Average                 Average
                                Number    Exercise   Number    Exercise      Number     Exercise
                               Of Shares   Price    Of Shares   Price      Of Shares     Price
                               ---------  --------  ---------  --------   ------------  --------
Outstanding beginning of year    743,960    $ 7.48    584,005     $7.14       546,671     $7.04
Granted                            9,336     10.99    224,680      8.49        40,667      8.51
Exercised                         (7,333)     7.17    (10,267)     7.19             -         -
Forfeited                        (28,669)     8.25    (54,458)     7.84        (3,333)     7.08
                               ---------  --------  ---------  --------   -----------   -------
Outstanding end of year          717,294     $7.50    743,960     $7.48       584,005     $7.14
                               =========  ========  =========  ========   ===========   =======
Exercisable end of year          446,208     $6.16    391,749     $6.16       336,259     $5.52
                               =========  ========  =========  ========   ===========   =======

Options outstanding at December 31, 1996 are summarized below:


                         Options Outstanding            Options Exercisable
                 ----------------------------------  -----------------------
                               Weighted
                                Average    Weighted                Weighted
                               Remaining   Average                 Average
                   Number     Contractual  Exercise    Number      Exercise
Exercise Prices  Outstanding     Life       Price    Exercisable    Price
---------------  -----------  -----------  --------  -----------  ----------
$4.26              241,668       2.77      $  4.26     241,668       $4.26
$7.07 - $9.18      302,953       7.53         7.89     130,703        7.72
$10.87 - $11.49    172,673       6.50        11.36      73,837       11.38
                 ---------                           ---------
                   717,294                             446,208
                 =========                           =========

The weighted average fair value of the stock options granted during 1996 and 1995 was $3.53 and $3.00, respectively. The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                        1996    1995
                                                       ------  ------
                    Expected life (years)               5       5
                    Risk-free interest rate             6.24%   7.61%
                    Expected volatility                30.74%  32.30%
                    Expected dividend yield             1.80%   1.80%


The Company accounts for the stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards granted at fair market value. Had compensation cost for the Stock Plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation" (SFAS 123), the Company's pro forma income and earnings per share for 1996 and 1995 would have been:


                                                        1996            1995
                                                      --------        --------
        Net Income                                    $3,365,000     $3,369,000
        Earnings per share - primary                         .98            .99
        Earnings per share - fully diluted                   .88            .90


Restricted stock
Participants under the restricted stock award plans are entitled to cash dividends and to vote their respective shares. The shares issued are held by the Company until the restriction period expires. Under the 1995, 1992 and 1990 plans, the restriction period is determined separately for each grant. Upon issuance of stock under such plans, unearned compensation equivalent to the market value at the date of grant is charged to stockholders' equity and subsequently amortized to expense over the restriction period. In 1996, 45,000 shares were awarded at an average market price of $11.10 with seven year restriction periods. The charge against net earnings for compensation under the plan was $25,900 in 1996.

The restricted stock awards under the 1996 plan are issued to non-employee directors who elect to receive restriced stock in lieu of the annual retainer payable quarterly in cash. In 1996, 2,270 shares were awarded at an average market price of $11.07. The charge against net earnings for director fees under the plan was $16,100 in 1996.

Under the Company's 1992, 1990 and 1989 Stock Option and Restricted Stock Plans, a Committee of the Board of Directors is authorized to grant loans to option holders to purchase the shares of common stock upon the exercise of options. At December 31, 1996 and 1995, respectively, the outstanding note receivable balance was $340,000 and $408,000. The note was collateralized by 81,250 shares of the Company's common stock at December 31, 1996 and 1995. The note bears interest at an annual rate of 7.7%, payable annually, with principal payments due through December 2001. Outstanding loans are shown as a reduction of shareholders' equity on the balance sheet.

15.  EMPLOYEE BENEFIT PLANS

The Company has profit sharing and thrift employee benefit plans in effect for all eligible salaried employees. Company contributions under such plans are based upon a percentage of income with limitations as defined by the plans. Contributions amounted to approximately $1,230,000, $645,000 and $528,000 in 1996, 1995, and 1994, respectively.

Certain employees are covered under union-sponsored collectively bargained defined benefit plans. Expenses for these plans amounted to approximately $15,387,000, $10,265,000 and $4,398,000 in 1996, 1995 and 1994, respectively, as determined in accordance with negotiated labor contracts.

The Company also has a supplemental retirement and death benefit program. It was discontinued in 1988. The program provided for aggregate benefits at retirement or death equal to approximately twice the key employee's highest base salary. The benefits are paid out in equal monthly installments over 10 years for retirement or 15 years in the event of death. Benefits are reduced for early retirement. There are currently four active employee participants.

16.  MAJOR CUSTOMERS

The Company had one customer that accounted for 12.1% of the Company's consolidated contract revenue in 1996. In 1994, the Company had another customer that accounted for 19.5% of the Company's consolidated revenue. No customers accounted for more than 10% of the Company's consolidated contract revenues in 1995.

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

18. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands, except per share amounts)

                                                                        1996
                                     -------------------------------------------------------------------------
                                      Mar. 31           June 30        Sept. 30     Dec. 31     Year to Date
                                     -------------------------------------------------------------------------
Contract revenue                      $64,376          $69,052         $80,712      $96,437      $310,577

Gross profit                            6,430            8,028           8,282        8,901        31,641

Income from continuing operations         166            1,269           1,536          997         3,968

Net income                                166              909           1,536          827         3,438

Earnings per share - primary:
 Income from continuing operations       0.05             0.37            0.44         0.29          1.15
 Net income                              0.05             0.26            0.44         0.24          1.00

Earnings per share - fully diluted:
 Income from continuing operations       0.05             0.33            0.39         0.26          1.02
 Net income                              0.05             0.24            0.39         0.21          0.89

Dividends paid per share                 0.05             0.05            0.05         0.05          0.20

Market price:
 High                                   11.00            11.75           11.75        12.88         12.88
 Low                                    10.00            10.25           10.38        10.50         10.00

                                                                        1995
                                     -------------------------------------------------------------------------
                                      Mar. 31           June 30        Sept. 30   Dec. 31       Year to Date
                                     -------------------------------------------------------------------------
Contract revenue                      $56,051          $64,015         $66,638      $80,261      $266,965

Gross profit                            6,653            7,338           7,968        7,588        29,547

Net income                                252            1,005           1,248          924         3,429

Income per share:
 Primary                                  .08              .30             .37          .27          1.01
 Fully diluted                            .08              .26             .32          .25           .91

Dividends paid per share                 .041             .047            .047         .047          .182

Market price:
 High                                    9.66            10.31           11.91       11.81          11.91
 Low                                     7.97             8.53            9.19       10.00           7.97

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

(b)  Identification of Executive Officers

The names and ages of the executive officers of the Company and their business experience during the past five years are set forth below:

Charles M. Brennan III (55)
Chairman (since August 1988) and Chief Executive Officer (since October 1989) Director (since 1986).

William S. Skibitsky (47)
President and Chief Operating Officer (since July 1996), President and Chief Operating Officer of The L. E. Myers Co. (Since May 1994) President of ABB Combustion Engineering Nuclear Services (1990 - January 1994)

Byron D. Nelson (50)
Senior Vice President, General Counsel and Secretary (since February 1986).

Elliott C. Robbins (50)
Senior Vice President, Treasurer and Chief Financial Officer (since February
1986)

Betty R. Johnson (38)
Controller (since June 1992); Senior Manager at Deloitte & Touche (1981 - June
1992).

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company's definitive proxy statement for use in connection with its annual meeting of stockholders under the captions "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                              Page

(a) 1.  The following documents are included in Item 8:


        Responsibility for Financial Statements                 14

        Independent Auditors' Report                            15

        Financial Statements:

               Consolidated Balance Sheet -
               December 31, 1996 and 1995                       16

               Consolidated Statement of Operations -
               Years Ended December 31, 1996, 1995 and 1994     17

               Consolidated Statement of Shareholders' Equity
               Years Ended December 31, 1996, 1995, and 1994    18

               Consolidated Statement of Cash Flows
               Years Ended December 31, 1996, 1995, and 1994    19

               Notes to Financial Statements                    20


     2. All schedules are omitted because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(b) No reports on Form 8-K were filed by the Company during the fourth quarter 1996.

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

                                           MYR GROUP INC.



                                           /s/ Elliott C. Robbins
                                           --------------------------------
                                           Elliott C. Robbins
                                           Senior Vice President, Treasurer
                                           and Chief Financial Officer

Dated:  March 19, 1997

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(  i)  Principal Executive Officer:



/s/ Charles M. Brennan III                      Chairman and Chief
-----------------------------------             Executive Officer
Charles M. Brennan III

( ii)  Principal Financial Officer:


/s/ Elliott C. Robbins                          Senior Vice President,
-----------------------------------             Treasurer and Chief
Elliott C. Robbins                              Financial Officer


(iii)  Principal Accounting Officer


/s/ Betty R. Johnson                            Controller
-----------------------------------
Betty R. Johnson

( iv)  A Majority of the Board of Directors:

/s/ Charles M. Brennan III
--------------------------
Charles M. Brennan III

/s/ William G. Brown
--------------------------
William G. Brown

/s/ Allan E. Bulley, Jr.
--------------------------
Allan E. Bulley, Jr.

/s/ Bide L. Thomas
--------------------------
Bide L. Thomas

/s/ John M. Harlan
--------------------------
John M. Harlan

                                 MYR GROUP INC.

                           Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 1996

                                 Exhibit Index



                                                                        Page
Number               Description                                   (or Reference)
------  ---------------------------------------------------------  --------------
2.1     Merger Agreement by and among the Company,
        HMM Corporation and Harlan Electric Company
        dated October 5, 1994, as amended                                  (1)

3.1     Amended and Restated Certificate of Incorporation of
        the Company                                                        (2)

3.2     Bylaws of the Company (as amended)                                 (3)

4.1     Form of 7% Subordinated Convertible Escrow and Non-Escrow
        promissory notes of the Company to certain former
        stockholders of Harlan Electric Company                            (4)

10.1    Form of Agreement for Supplemental Retirement and Death
        Benefit Programs of the Company and its subsidiaries               (5)

10.2    Form of Agreement of Indemnification for Directors of
        the Company and certain officers of the Company and its
        subsidiaries                                                       (6)

10.3    1989 Stock Option Plan                                             (7)

10.4    1990 Stock Option Plan                                             (7)

10.5    1992 Stock Option Plan                                             (7)

10.6    1995 Stock Option Plan                                             (7)

10.7    1993 Non-Employee Director Stock Option Plan                       (8)

10.8    1996 Non-Employee Director Stock Ownership Plan                    (9)

10.9    Management Incentive Program                                      (10)

10.10   Amended Employment Agreement between the Company and
        C. M. Brennan effective January 1, 1997. 35                       (35)

11      Schedule of Computation of Net Income Per Share for
        Years Ended December 31, 1996, 1995 and 1994                      (41)

21      Subsidiaries of the Company                                       (42)

23      Independent Auditors' Consent                                     (43)

27      Financial Data Schedules                                          (44)

(1) Filed as exhibit 2 to the Report on Form 8-K of the Company dated January 3, 1995, and incorporated herein by reference.

(2) Filed as exhibits 3.1 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1995, and incorporated herein by reference.

(3) Field as exhibits 3.2 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1995, and incorporated herein by reference.

(4) Filed as exhibits E-1 and E-2 to the Merger Agreement by and among the Company, HMM Corporation and Harlan Electric Company dated October 5, 1994, as amended, which agreement and exhibits thereto were filed as exhibit 2 to the Report on Form 8-K of the Company dated January 3, 1995, and incorporated herein by reference.

(5) Filed as exhibit 10.5 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1984, and incorporated herein by reference.

(6) Filed as exhibit 10.8 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1986, and incorporated herein by reference.

(7) Filed as Appendix B to the notice of meeting and proxy statement for use in connection with the Company's 1996 Annual Meetings of stockholders held on May 15, 1996.

(8) Filed as exhibit 10.6 to the Report on Form 10-K of the Company for the year ended December 31, 1993 and incorporated herein by reference.

(9) Filed as Appendix A to the notice of meetings and proxy statements for use in connection with the Company's 1996 Annual Meeting of stockholders held on May 15, 1996.

(10) Filed as exhibit 10.8 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1995, and incorporated herein by reference