Form 10-Q
period 1997-03-31
MYR GROUP INC
filed 1997-05-16
CIK 700923

Form 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C.  20549

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

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


1701 W. Golf Road, Tower 3, Suite 1012, Rolling Meadows, Illinois 60008
         (Address of principal executive offices)
                        (Zip Code)
                      (847) 290-1891
  Registrant's telephone number, include area code

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

Yes       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 1997: 3,247,378


               MYR GROUP INC.
                 I N D E X




PART I.   Financial Information                       Page No.

Item 1.  Financial Statements

 Condensed Consolidated Balance Sheets -
 March 31, 1997 and December 31, 1996                    2

 Condensed Consolidated Statements of Operations -
 Three Months Ended March 31, 1997 and 1996              3

 Condensed Consolidated Statements of Cash Flows -
 Three Months Ended March 31, 1997 and 1996              4

 Notes to Condensed Consolidated Financial Statements  5-6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations 7-8

PART II.  Other Information

Item 1.  Legal Proceedings                               8

Item 6.  Exhibits and Reports on Form 8-K                8

SIGNATURE                                                9

Part I, Item 1
Financial
Information

MYR Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                                March 31      Dec. 31
                                                  1997          1996
                                               (Unaudited)        *
ASSETS
Current assets:
 Cash and cash equivalents                    $     549     $   1,011
 Contract receivables including retainage        54,096        53,508
 Costs and estimated earnings in excess of       11,600        10,760
  billings on uncompleted contracts
 Deferred income taxes                            4,896         4,896
 Other current assets                             1,024           471
Total current assets                             72,165        70,646

Property and equipment:                          58,968        58,668
 Less accumulated depreciation                   36,760        36,429
                                                 22,208        22,239

Intangible assets                                 2,439         2,466
Other assets                                      3,452         3,135
Total assets                                  $ 100,264        98,486

LIABILITIES
 Current Liabilities:
 Current maturities of long-term debt         $  7,851      $  4,445
 Accounts payable                               13,809        17,721
 Billings in excess of costs and estimated       6,000         5,504
 earnings on uncompleted contracts
 Accrued insurance                              12,465        12,160
 Other current liabilities                      18,169        16,645
Total current liabilities                       58,294        56,475

Deferred income taxes                            3,047         3,047
Other liabilities                                  396           399
Long-term debt:
 Revolver and other debt                           101           121
 Term loan                                       1,875         2,500
 Industrial revenue bond                           695           695
 Subordinated convertible debentures             5,679         5,679
 Total long-term debt                            8,350         8,995

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital      9,278         9,315
Retained earnings                               22,636        22,121
Treasury stock                                    (945)       (1,043)
Restricted stock awards and shareholders'
 notes receivable                                 (792)         (823)
Total shareholders' equity                      30,177        29,570

Total liabilities and shareholders' equity  $  100,264    $   98,486

*Condensed from audited financial statements
The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

MYR Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

Three Months Ended March 31                     1997           1996

Contract revenue                            $  89,004      $  64,376

Contract cost                                  81,619         57,946

Gross profit                                    7,385          6,430

Selling, general and administrative expenses    5,871          5,718

Income from operations                          1,514            712

Other income (expense)
 Interest income                                    8              6
 Interest expense                                (250)          (410)
 Gain on sale of property and equipment             7            131
 Miscellaneous                                   (124)          (163)

Income before taxes                             1,155            276

Income tax expense                                462            110

Net income                                  $     693      $     166

Earnings per share:
 Primary                                    $     .20      $     .05
 Fully diluted                              $     .18      $     .05

 Dividends per common share                 $    .055      $     .05

Weighted average common shares and
 common share equivalents outstanding           3,532          3,411

The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

MYR Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

Three Months Ended March 31                           1997         1996

CASH FLOWS FROM OPERATIONS

Net income                                        $    693     $    166
Adjustments to reconcile net income to cash flows
 from operations
  Depreciation and amortization                      1,292        1,555
  Amortization of intangibles                           58           91
  Gain from disposition of assets                       (7)        (131)
  Changes in assets and liabilities                 (3,885)        (705)

Cash flows from operations                          (1,849)         976

CASH FLOWS FROM INVESTMENTS

Expenditures for property and equipment             (1,282)        (416)
 Proceeds from disposition of assets                    27          196

Cash flows from investments                         (1,255)        (220)

CASH FLOWS FROM FINANCING

Proceeds (repayments) of long term debt              2,762         (608)
Proceeds from exercise of stock options                 62           19
Decrease (increase) in deferred compensation            (3)           3
Dividends paid                                        (179)        (159)

Cash flows from financing                            2,642         (745)

Increase (decrease) in cash and cash equivalents      (462)          11
Cash and cash equivalents at beginning of year       1,011          703

Cash and cash equivalents at end of period        $    549     $    714

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

 The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2 - Contingencies

 On April 10, 1997 a judgment was entered in favor of the Company in the amount of approximately $4,900,000 against National Union Fire Insurance Company of Pittsburgh, PA ("National Union") in the previously reported lawsuit filed by National Union against the Company in 1985. The lawsuit related to a coverage issue under an excess umbrella insurance policy provided by National Union to the Company. National Union has filed a notice of appeal related to the judgment with the United States Court of Appeals for the Second Circuit. The Company had previously recorded as an asset approximately $1,850,000 related to a portion of the damages the Company was seeking in the lawsuit Notwithstanding the judgment in its favor, the Company has not adjusted this amount pending the outcome of the appeal.

 The Company is involved in various other lawsuits and legal proceedings which arise in the ordinary course of business, none of which is expected to have a material adverse effect on the Company financial condition.

3 - Earnings Per Share

 Earnings per share are based on the weighted average number of common shares and common share equivalents outstanding during the period. Stock options are considered to be common share equivalents. Fully diluted earnings per share also reflects the potential dilution which would result from the conversion of the convertible subordinated notes.

4 - Supplemental Quarterly Financial Information (Unaudited)
   (Dollars in thousands, except per share amounts)

                                 1997              1996
                              Mar. 31   Mar.31 June 30 Sept. 31 Dec. 31   Year

Contract revenue               89,004   64,376  69,052   80,712  96,437 310,577

Gross profit                    7,385    6,430   8,028    8,282   8,901  31,641

Income from continuing
operations                       693      166   1,269    1,536    997     3,968

Net income                       693      166     909    1,536    827     3,438

Earnings per share - Primary:
 Income from continuing
  operations                    0.20     0.05    0.37     0.44   0.29      1.15
 Net income                     0.20     0.05    0.26     0.44   0.24      1.00

Earnings per share - Fully diluted:
 Income from continuing
 operations                     0.18      0.05   0.33     0.39   0.26      1.02
 Net income                     0.18      0.05   0.24     0.39   0.21      .089

Dividends paid per share       0.055     0.050  0.050    0.050  0.050     0.200

Market price:
 High                          14.00     11.00  11.75    11.75  12.88     12.88
 Low                           12.00     10.00  10.25    10.38  10.50     10.00

5 - Subsequent Events

 On May 1, 1997, the Company completed the acquisition of Seattle, Washington based D.W. Close Company, Inc.. D.W. Close's principal business is commercial and industrial electrical construction.

6 - Pending Accounting Standard

 In February 1997, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which simplifies the method for computing earnings per share. Under the new requirements, primary earnings per share will be replaced with basic earnings per share. The statement, which will not have a material impact on the results of operations, financial position or cash flows of the Company, is effective for financial statements issued for periods ending after December 15, 1997 and will be adopted by the Company in the fourth quarter of 1997.

Part I Item 2.               Management's Discussion and Analysis of
                          Financial Condition and Results of Operations
                            for the Three Months Ending March 31, 1997
                                      (Dollars in thousands)

Results of Operations

 Revenue for the quarter was $89,004, compared to $64,376 in 1996, or an increase of 38.3%. The revenue increase was primarily due to additional storm work, a higher level of work in the commercial-industrial sector and an increase of line work in California. The commercial-industrial sector includes a major electoral job for a hotel and casino in Nevada that did not start until the second quarter of 1996.

 Gross profit for the quarter was $7,385, compared to $6,430 in 1996, or an increase of 14.9%. Gross profit as a percentage of revenue was 8.3% compared to 10.0% in 1996. The lower margin percentage in 1997 is primarily due to a greater percentage of our commercial - industrial revenues coming from cost-plus work. The cost-plus work generates lower margins since it involves lower financial risk.

 Revenue and gross profit comparisons from quarter to quarter and comparable quarters of different periods may be impacted by variables beyond the control of the Company. Such variables include unusual or unseasonable weather and delays in receipt of construction materials on projects where the materials are provided to the Company by its clients. The different mix of the Company's work from period to period can impact the gross margin percentage. As the percentage of revenue derived from projects in which the Company supplies materials increases, the gross profit percentage will generally decrease. As the percentage of revenue derived from cost-plus work increases, margins may also decrease since this work involves lower financial risk. Finally, since the Company's revenues are derived principally from providing construction labor services, insurance costs, particularly for workers' compensation, are a significant factor in the Company's contract cost structure. Fluctuations in insurance reserves for claims under the retrospective rated insurance programs can have a significant impact on gross margins, either upward or downward, in the period in which such insurance reserve adjustments are made.

 Selling, general and administrative expenses for the quarter were $5,871, compared to $5,718 in 1996, and as a percentage of revenue was 6.6% compared to 8.9%. This reduction reflects higher revenue volume spread over a relatively fixed expense base.

 Net interest expense for the quarter was $242 compared to $404 in 1996. The decrease in interest expense was due to lower average outstanding debt levels in 1997 compared to 1996.

 Gain on sale of property and equipment was $7 compared to $131 in 1996.
The 1996 amount was unusually high due to the large number of units sold as a result of plans to modernize the equipment fleet.

  Other expense for the quarter was $124 compared to $163 in 1996 and consisted primarily of bank fees and amortization of goodwill. The decrease in 1997 is due to the elimination of amortization of a non-competition agreement that was fully amortized in 1996.

 Income tax expense for the quarter was $462 compared to $110 in 1996. As a percentage of income, the effective rate was 40% in 1997 and 1996.

 The Company's backlog at March 31, 1997 was $138,100, compared to $134,900 at December 31, 1996, and $75,700 at March 31, 1996. Substantially all the current backlog will be completed within twelve months and approximately 85% will be completed by December 31, 1997.

Liquidity and Capital Resources

 Cash flows provided from net proceeds of long term debt and the exercise of stock options for the quarter amounted to $2,824, which was used for operations of $1,849, net capital expenditures of $1,255 and dividends paid of $179.
The Company's financial condition continues to be strong at March 31, 1997, with working capital of $13,871 compared to $14,171 at December 31, 1996.
The Company's current ratio was 1.24:1 at March 31, 1997, compared to 1.25:1 at December 31, 1996.

 The Company has a $20,000 revolving and $4,375 term credit facility. As of March 31, 1997, there were $5,080 and $4,375 outstanding under the revolving and term credit facility, respectively. The Company has outstanding letters of credit with Banks totaling $12,585. The Company anticipates that its credit facility, cash balances and internally generated cash flows will continue to be sufficient to fund operations, capital expenditures and debt service requirements. The Company is also confident that its financial condition will allow it to meet long-term capital requirements.

 The acquisition of D.W. Close Company, Inc. was completed on May 1, 1997. The purchase price for this transaction was paid with cash and Company notes issued to the seller.

 Capital expenditures for the quarter were $1,282 compared to $416 in 1996. Capital expenditures during these periods were used for normal property and equipment additions, replacements and upgrades. Proceeds from the disposal of property and equipment for the quarter amounted to $27 and $196 in 1996. The Company plans to spend approximately $5,000 on capital improvements during 1997.

                                  PART II

Item 1.  Legal Proceedings

 There were no material developments during the quarter relating to legal proceedings previously reported by the Company.

Item 6.  Exhibits and Reports on Form 8-K

 a. Exhibits filed herewith are listed in the Exhibit Index filed as a part hereof and incorporated herein by reference.

 b. No reports on Form 8-K were filed by the Company for the 1st Quarter of 1997.

CAUTIONARY STATEMENT-- This Report may contain statements which constitute "forward-looking" information as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and actual results may differ.

                          SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         MYR Group Inc.

Date: May 14, 1997       By:       /s/
                         Elliott C. Robbins, Sr. Vice President, Treasurer,
                         and Chief Financial Officer
                         (duly authorized representative of registrant and
                         principal financial officer)


                MYR Group Inc.
        Quarterly Report on Form 10Q
    for the Quarter Ended March 31, 1997

                Exhibit Index
Number    Description                         Page (or Reference)

11        Computation of Net Income Per Share         11

27        Financial Data Schedules                    12