Form 10-Q
period 1997-06-30
MYR GROUP INC
filed 1997-08-08
CIK 700923

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

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

     1701 W. Golf Road, Suite 1012, Tower Three, Rolling Meadows, IL 60008
                   (Address of principal executive offices)
                                (Zip Code)
                              (847) 290-1891
               Registrant's telephone number, include area code

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

Yes     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 28, 1997: 3,255,615

                                MYR GROUP INC.

                                 I N D E X

PART I.   Financial Information                          Page No.

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets -
June 30, 1997 and December 31, 1996                          2

Condensed Consolidated Statements of Operations -
Three and Six Months Ended June 30, 1997 and 1996            3

Condensed Consolidated Statements of Cash Flows -
Six Months Ended June 30, 1997 and 1996                      4

Notes to Condensed Consolidated Financial Statements       5-6

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations              7-8

PART II.  Other Information

Item 1.  Legal Proceedings                                   8

Item 4.  Submission of Matters to a Vote of Security Holders 9

Item 6.  Exhibits and Reports on Form 8-K                    9

SIGNATURE                                                   10

Part I, Item 1
Financial
Information

MYR Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                                     June 30  Dec. 31
                                                      1997     1996
                                                   (Unaudited)  *
ASSETS
Current assets:
 Cash and cash equivalents                        $    592    $ 1,011
 Contract receivables including retainage           67,369     53,508
 Costs and estimated earnings in excess of billings
 on uncompleted contracts                           16,928     10,760
 Deferred income taxes                               4,896      4,896
 Other current assets                                1,190        471
Total current assets                                90,975     70,646

Property and equipment:                             60,249     58,668
 Less accumulated depreciation                      37,663     36,429
                                                    22,586     22,239
Intangible assets                                    2,437      2,466
Other assets                                         1,081      3,135
Total assets                                      $117,079    $98,486

LIABILITIES
Current liabilities:
 Current maturities of long-term debt             $  9,438    $ 4,445
 Accounts payable                                   18,635     17,721
 Billings in excess of costs and estimated earnings
 on uncompleted contracts                            7,450      5,504
 Accrued insurance                                  15,449     12,160
 Other current liabilities                          20,729     16,645
Total current liabilities                           71,701     56,475

Deferred income taxes                                3,047      3,047
Other liabilities                                      393        399
Long-term debt:
 Revolver and other debt                             1,922        121
 Term loan                                           1,250      2,500
 Industrial revenue bond                               695        695
 Subordinated convertible debentures                 5,679      5,679
Total long-term debt                                 9,546      8,995

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital          9,278      9,315
Retained earnings                                   24,770     22,121
Treasury stock                                        (869)    (1,043)
Unearned stock awards and shareholders' notes
receivable                                            (787)      (823)
Total shareholders' equity                          32,392     29,570

Total liabilities and shareholders' equity        $117,079    $98,486

*Condensed from audited financial statements
The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

MYR Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

Periods Ended June 30                         Three Months       Six Months

                                             1997      1996     1997     1996

Contract revenue                           $112,310  $69,052  $201,314 $133,428

Contract cost                               102,356   61,024   183,975  118,970

Gross profit                                  9,954    8,028    17,339   14,458

Selling, general and administrative expenses  6,659    5,597    12,530   11,315

Income from operations                        3,295    2,431     4,809    3,143

Other income (expense)
 Interest income                                  8        4        16       10
 Interest expense                              (400)    (467)     (650)    (877)
 Gain (loss) on sale of property and equipment (254)     261      (247)     392
 Miscellaneous                                  201     (113)       77     (276)

Income from continuing
 operations before income taxes               2,850    2,116     4,005    2,392

Income tax expense                            1,140      847     1,602      957

Income from continuing operations             1,710    1,269     2,403    1,435

Income (loss) from discontinued operations      602     (360)      602     (360)

Net income                                 $  2,312  $   909  $  3,005 $  1,075

Earnings per share - Primary
 Income from continuing operations         $    .48  $   .37  $    .68 $    .42
 Income (loss) from discontinued operations     .17     (.11)      .17     (.11)
 Net Income                                     .65      .26       .85      .31

Earnings per share - Fully Diluted:
 Income from continuing operations              .42      .33       .59      .38
 Income (loss) from discontinued operations     .14     (.09)      .14     (.09)
 Net Income                                     .56      .24       .73      .29

Dividends per common share                     .055     .050      .110     .100

Weighted average common shares and common
 share equivalents outstanding
  Primary                                     3,579    3,439     3,554    3,423
  Fully Diluted                               4,262    4,057     4,260    4,050

The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

MYR Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

Six Months Ended June 30                                1997       1996


CASH FLOWS FROM OPERATIONS

Income from continuing operations                  $   2,403   $  1,435
Adjustments to reconcile income from continuing
operations to cash flows from continuing operations
 Depreciation and amortization                         2,732      3,100
 Amortization of intangibles                              54        162
 Loss (gain) on sale of property and equipment           247       (392)
 Changes in current assets and liabilities            (6,282)    (2,163)

Cash flows from continuing operations                   (846)     2,142

Cash flows from discontinued operations                2,456       (360)

Cash flows from operations                             1,610      1,782

CASH FLOWS FROM INVESTMENTS

Expenditures for property and equipment               (2,800)    (2,396)
Proceeds from disposition of assets                      121        546
Cash used in acquisition, net of cash acquired          (241)         -

Cash flows from investments                           (2,920)    (1,850)

CASH FLOWS FROM FINANCING

Proceeds from long term debt                           1,142        516
Proceeds from exercise of stock options                  112         13
Increase (decrease) in deferred compensation              (6)         5
Dividends paid                                          (357)      (320)

Cash flows from financing                                891        214

Increase (decrease) in cash and cash equivalents        (419)       146
Cash and cash equivalents at beginning of year         1,011        703

Cash and cash equivalents at end of period         $     592   $    849

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

The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2 - Acquisition

On May 1, 1997, the Company completed the acquisition of all the stock of D.W. Close Company, Inc. (``D.W. Close''). D.W. Close is engaged primarily in the installation of lighting systems, electrical maintenance/construction and smart highway construction for commercial, industrial and municipal customers.

All the shares of D.W. Close were exchanged for $400,000 in cash and $2,500,000 of promissory notes. The principal will be due in installments of $666,667, $666,667 and $1,166,666 on May 1, 1998, 1999 and 2000, with interest payable quarterly each year. The transaction has been accounted for using the purchase method of accounting.

3 - Discontinued Operations

As part of the sale in 1988 of its former engineering subsidiary, the Company retained certain rights and obligations in connection with a lawsuit with National Union Fire Insurance Company of Pittsburgh, PA. In June 1997, the Company settled the lawsuit and received $4,250,000. The Company had a receivable relating to this lawsuit of $1,854,000. The remaining $2,396,000 related to reimbursement for interest and legal costs. The portion allocated to interest was $1,042,000 and was included in continuing operations as other income. The portion allocated to legal costs was $1,354,000. This amount was included in income from discontinued operations, reduced by additional expenses incurred for legal and other directly related costs totaling $350,000. The net result on discontinued operations was $602,000, including the income tax expense of $402,000. In 1996, the Company recorded additional amounts, primarily legal expenses related to the OMU lawsuit, which resulted in additional losses of $360,000, net of income tax benefits of $240,000.

4 - Earnings Per Share

Primary earnings per share are based on the weighted average number of common shares and common share equivalents outstanding during the period. Stock options are considered to be common share equivalents. Fully diluted earnings per share also reflects the potential dilution which would result from the conversion of the convertible subordinated notes.

5 - Pending Accounting Standard

In February 1997, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 128, `Earnings Per Share' which simplifies the method for computing earnings per share. Under the new requirements, primary earnings per share will be replaced with basic earnings per share. The statement, which will not have a material impact on the results of operations, financial position or cash flows of the Company, is effective for financial statements issued for periods ending after December 15, 1997 and will be adopted by the Company in the fourth quarter of 1997.

6 - Supplemental Quarterly Financial Information (Unaudited)
(Dollars in thousands, except per share amounts)

                                                      1997
                                     Mar 31  June 30  Sept 30  Dec 31    Year
Contract revenue                     89,004  112,310                    201,314

Gross profit                          7,385    9,954                     17,339

Income from continuing operations       693    1,710                      2,403

Net income                              693    2,312                      3,005

Earnings per share - Primary:
 Income from continuing operations     0.20     0.48                       0.68
 Net income                            0.20     0.65                       0.85

Earnings per share - Fully diluted:
 Income from continuing operations     0.18     0.42                       0.59
 Net income                            0.18     0.56                       0.73

Dividends paid per share              0.055    0.055                      0.110

Market price:
 High                                 14.00    18.31                      18.31
 Low                                  12.00    11.63                      11.63

                                                      1996
                                     Mar 31  June 30  Sept 30  Dec 31    Year
Contract revenue                     64,376   69,052   80,712  96,437   310,577

Gross profit                          6,430    8,028    8,282   8,901    31,641

Income from continuing operations       166    1,269    1,536     997     3,968

Net income                              166      909    1,536     827     3,438

Earnings per share - Primary:
 Income from continuing operations     0.05     0.37     0.44    0.29      1.15
 Net income                            0.05     0.26     0.44    0.24      1.00

Earnings per share - Fully diluted:
 Income from continuing operations     0.05     0.33     0.39    0.26      1.02
 Net income                            0.05     0.24     0.39    0.21      0.89

Dividends paid per share              0.050    0.050    0.050   0.050     0.200

Market price:
 High                                 11.00    11.75    11.75   12.88     12.88
 Low                                  10.00    10.25    10.38   10.50     10.00

Part I Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations
              for the Three and Six Months Ending June 30, 1997
                          (Dollars in thousands)

Results of Operations

Continuing Operations

Revenue for the three and six month periods was $112,310 and $201,314, compared to $69,052 and $133,428 in 1996. This is an increase of 62.6% and 50.9% for the three and six month periods, primarily due to storm work, a higher level of work in the commercial-industrial sector and an increase of line work in California. The commercial-industrial sector includes a major electrical job for a hotel and casino in Nevada that did not have significant revenues until the fourth quarter of 1996.

Gross profit for the three and six month periods was $9,954 and $17,339, compared to $8,028 and $14,458 in 1996. Gross profit as a percentage of revenue was 8.9% and 8.6% for the three and six month periods, respectively, compared to 11.6% and 10.8% in 1996. The lower margin percentage in 1997 is primarily due to a greater percentage of our commercial-industrial revenues coming from cost-plus fixed fee work. The cost-plus fixed fee work generally involves lower financial risk, therefore generates lower margins.

Revenue and gross profit comparisons from quarter to quarter and comparable quarters of different periods may be impacted by variables beyond the control of the Company due to the nature of the Company's work as an outside electrical contractor. Such variables include unusual or unseasonable weather and delays in receipt of construction materials which are typically results in lower revenues and lower margins in the first quarter when compared to other quarters. As a general rule, the better construction weather in the second, third and fourth quarters usually results in higher revenues and margins from those quarters. Competitive bidding pressures may cause these general trends to vary. Additionally, since the company's revenues are derived principally from providing construction labor services, insurance costs, particularly for workers compensation, are a significant factor in the Company's contract cost
structure.   Fluctuations in insurance reserves for claims under the
retrospective rated insurance programs can impact gross margins, either upward or downward, in the period in which such insurance reserve adjustments are made.

Selling, general and administrative expenses for the three and six month periods were $6,659 and $12,530, compared to $5,597 and $11,315 in 1996. This represents 5.9% and 6.2% of consolidated revenues for the three and six month periods of 1997, compared to 8.1% and 8.5% for 1996. This reduction reflects higher revenue volume spread over a relatively fixed expense base.

Net interest expense for the three and six month periods was $392 and $634, compared to $464 and $867 in 1996. The decrease in interest expense was due to lower average outstanding debt levels in 1997 compared to 1996.

Gain (loss) on sale of property and equipment for the three and six month periods was ($254) and ($247), compared to $261 and $392 in 1996. The 1997 second quarter loss was due to the sale and disposal of obsolete and damaged units as a result of plans to modernize the equipment fleet.

Other income for the three and six month periods was $201 and $77, compared to other expense of $113 and $276 in 1996. The 1997 other income includes $1,042,000 relating to the settlement of a lawsuit (see Note 3 to the Financial Statements). Offsetting this amount are bank fees, amortization of goodwill, costs accrued for the clean-up and move out of an operating unit's facility as a result of consolidating operations and the write-off of an investment in land that has never been developed. The 1996 amounts consisted primarily of bank fees and amortization of goodwill and non-complete agreements.

Income tax expense for the three and six month periods was $1,140 and $1,602, compared to $847 and $957 in 1996. As a percentage of income, the effective rate was 40% in 1997 and 1996.

The Company's backlog at June 30, 1997 was $130,600, compared to $134,900 at
December 31, 1996, and $89,600 at June 30, 1996.   Substantially all the
current backlog will be completed within twelve months and approximately 90% is expected to be completed by December 31, 1997.

Discontinued Operations

During 1988, the Company sold two subsidiaries. As part of the sale of the engineering subsidiary, the Company retained certain rights and obligations in connection with two lawsuits. In the three and six month periods, the Company recorded amounts received from a settlement with National Fire Insurance Company of Pittsburgh, PA, which resulted in a gain of $602 ($1,004 pre-tax). In the three and six month periods of 1996, the Company recorded additional amounts, primarily legal expenses related to the OMU lawsuits, which resulted in additional losses of $360 ($600 pre-tax). (See
Note 3 to Financial Statements).

Liquidity and Capital Resources

Cash flows provided from operations for the six months amounted to $1,610, net proceeds from borrowings amounted to $1,142, proceeds from the exercise of stock options amounted to $112, and proceeds from the disposition of property and equipment amounted to $121. The cash flows provided from operations includes $4,250,000 received from a settlement of a lawsuit (see Note 3 to Financial Statements). The cash flows were primarily used for net capital expenditures of $2,800, the acquisition of D.W. Close Company, Inc. of $241 and dividend payments of $357. The Company's financial condition continues to be strong at June 30, 1997 with working capital of $19,274, compared to $14,171 at December 31, 1996. The Company's current ratio was 1.27:1 at June 30, 1997, compared to 1.25:1 at December 31, 1996.

The Company has a $20,000 revolving and $3,750 term credit facility. As of June 30, 1997, there were $6,000 and $3,750 outstanding under the revolving and term credit facility, respectively. The Company has outstanding letters of credit with Banks totaling $12,585. The Company anticipates that its credit facility, cash balances and internally generated cash flows will continue to be sufficient to fund operations, capital expenditures and debt service requirements. The Company is also confident that its financial condition will allow it to meet long-term capital requirements.

The acquisition of D.W. Close Company, Inc. was completed on May 1, 1997. The purchase price for this transaction was paid in cash and Company notes issued to the seller (See Note 2 to Financial Statements).

Capital expenditures for the six months were $2,800, compared to $2,396 in 1996. Capital expenditures during these periods were used for normal property and equipment additions, replacements and upgrades. Proceeds from the disposal of property and equipment for the six months were $121 and $546 in 1996. The Company plans to spend approximately $5,000 on capital improvements during 1997.

                                 PART II
Item 1.  Legal Proceedings

On June 24, 1997 the Company entered into a Settlement Agreement and Releases (the ``Agreement'') between National Union Fire Insurance Company of Pittsburgh, PA (``National Union'') and the Company, on behalf of The L.E. Myers Co. Group, the L.E. Myers Co. and LEMCO Engineers, Inc. (hereinafter referred to as the Company), related to the appeal to the United States Court of Appeals for the Second Circuit by National Union of the judgment in favor of the Company entered on April 10, 1997 in the United States District Court for the Southern District of New York in the previously disclosed lawsuit. Pursuant to the Agreement National Union paid to the Company the sum of $4,250,000 on June 27, 1997. The Agreement further provided that all appeals would be dismissed and that the Company and National Union each provided a release of liability of the other party.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of Stockholders on May 12, 1997 pursuant to a notice of meeting and proxy statement sent to stockholders of the Company. Stockholders elected Allan E. Bulley, Jr. and Bide L. Thomas as Class II directors to serve a term until the annual meeting of stockholders to be held in the year 2000. Mr. Bulley and Mr. Thomas were incumbent Class II directors who were nominated by the Board of Directors for re-election. Messrs. William
G. Brown (Class I), John M. Harlan (Class I) and Charles M. Brennan
(Class III), continue to serve as directors of the class indicated after the meeting.

Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits filed herewith are listed in the Exhibit Index filed as a part hereof and incorporated herein by reference.

b. No reports on Form 8-K were filed by the Company for the second quarter of 1997.

CAUTIONARY STATEMENT-- This Release may contain statements which constitute ``forward-looking'' information as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and actual results may differ.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MYR Group Inc.


 Date: August 6, 1997                     By:       /s/
                                          Elliott C. Robbins, Sr. Vice
                                          President, Treasurer, and Chief
                                          Financial Officer
                                          (duly authorized representative of
                                          registrant and principal financial
                                          officer)

                                   MYR Group Inc.
                            Quarterly Report on Form 10Q
                         for the Quarter Ended June 30, 1997

                                    Exhibit Index


 Number    Description                        Page (or Reference)

 11        Computation of Net Income Per Share         12

 27        Financial Data Schedules                    13