Form 10-Q
period 1997-09-30
MYR GROUP INC
filed 1997-10-31
CIK 700923

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

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

Yes               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 24, 1997: 3,288,447

                                 MYR GROUP INC.

                                   I N D E X




PART I. Financial Information                                      Page No.

  Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets -
   September 30, 1997 and December 31, 1996                            2

   Condensed Consolidated Statements of Operations -
   Three and Nine Months Ended September 30, 1997 and 1996             3

   Condensed Consolidated Statements of Cash Flows -
   Nine Months Ended September 30, 1997 and 1996                       4

   Notes to Condensed Consolidated Financial Statements              5-7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations              8-9

PART II. Other Information

  Item 1. Legal Proceedings                                           10

  Item 6. Exhibits and Reports on Form 8-K                            10

SIGNATURE                                                             11

Part I, Item 1
Financial
Information

MYR GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                                        SEPTEMBER 30   DEC. 31
                                                           1997         1996
                                                         (UNAUDITED)      *
ASSETS
Current assets:
  Cash and cash equivalents                              $    692     $  1,011
  Contract receivables including retainage                 77,814       53,508
  Costs and estimated earnings in excess of billings on
  uncompleted contracts                                    18,292       10,760
  Deferred income taxes                                     4,896        4,896
  Other current assets                                      1,061          471
Total current assets                                      102,755       70,646

Property and equipment:                                    58,956       58,668
  Less accumulated depreciation                            37,578       36,429
                                                           21,378       22,239

Intangible assets                                           2,410        2,466
Other assets                                                1,007        3,135
Total assets                                             $127,550     $ 98,486

LIABILITIES
Current liabilities:
  Current maturities of long-term debt                   $ 14,540     $  4,445
  Accounts payable                                         17,644       17,721
  Billings in excess of costs and estimated earnings on
  uncompleted contracts                                     8,935        5,504
  Accrued insurance                                        16,879       12,160
  Other current liabilities                                23,312       16,645
Total current liabilities                                  81,310       56,475

Deferred income taxes                                       3,047        3,047
Other liabilities                                             390          399
Long-term debt:
  Revolver and other debt                                   1,652          121
  Term loan                                                   625        2,500
  Industrial revenue bond                                     695          695
  Subordinated convertible debentures                       5,679        5,679
Total long-term debt                                        8,651        8,995

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital                 9,530        9,315
Retained earnings                                          26,481       22,121
Treasury stock                                               (621)      (1,043)
Restricted stock awards and shareholder note receivable    (1,238)        (823)
Total shareholders' equity                                 34,152       29,570

Total liabilities and shareholders' equity               $127,550     $ 98,486

*Condensed from audited financial statements
The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

MYR GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

PERIODS ENDED SEPTEMBER 30               THREE MONTHS             NINE MONTHS
                                        1997       1996         1997      1996

Contract revenue                     $119,838   $  80,712     $321,152 $214,140

Contract cost                         108,049      72,430      292,024  191,400

Gross profit                           11,789       8,282       29,128   22,740

Selling, general and
 administrative expenses                8,166      5,434        20,696   16,749

Income from operations                  3,623      2,848         8,432    5,991

Other income (expense)
 Interest income                            7          2            23       12
 Interest expense                        (499)      (508)       (1,149)  (1,386)
 Gain (loss) on sale of property and
  equipment                                40        156          (207)     549
 Miscellaneous                            (21)       (98)           56     (374)

Income from continuing
 operations before income taxes         3,150      2,400         7,155    4,792

Income tax expense                      1,260        864         2,862    1,821

Income from continuing operations       1,890      1,536         4,293    2,971

Income (loss) from discontinued
 operations                                 -          -           602     (360)

Net income                           $  1,890   $  1,536      $  4,895 $  2,611

Earnings per share - Primary
 Income from continuing operations   $    .51   $    .44      $   1.19 $    .86
 Income (loss) from discontinued
  operations                                -          -           .16     (.10)
 Net Income                               .51        .44          1.35      .76

Earnings per share - Fully Diluted:
 Income from continuing operations        .45        .39          1.03      .78
 Income (loss) from discontinued
  operations                                -          -           .14     (.09)
 Net Income                               .45        .39          1.17      .69

Dividends per common share               .055       .050          .165     .150

Weighted average common shares and common
 share equivalents outstanding
  Primary                               3,692      3,470         3,620    3,438
  Fully Diluted                         4,340      4,070         4,334    4,043

The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

MYR GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)


NINE MONTHS ENDED SEPTEMBER 30                       1997              1996

CASH FLOWS FROM OPERATIONS

Income from continuing operations                 $  4,293          $  2,971
Adjustments to reconcile income from continuing
operations to cash flows from continuing operations
  Depreciation and amortization                      4,042             4,649
  Amortization of intangibles                          179               205
  Loss (gain) from disposition of assets               207              (549)
  Changes in current assets and liabilities        (13,080)           (9,214)

Cash flows from continuing operations               (4,359)           (1,938)

Cash flows from discontinued operations              2,456              (360)

Cash flows from operations                          (1,903)            (2,298)

CASH FLOWS FROM INVESTMENTS

Expenditures for property and equipment             (3,324)            (3,988)
Proceeds from disposition of assets                    221              2,088
Cash used in acquisition, net of cash acquired        (241)                 -

Cash flows from investments                         (3,344)            (1,900)

CASH FLOWS FROM FINANCING

Proceeds (repayments) of long term debt              5,349              4,497
Proceeds from exercise of stock options                125                 13
Increase (decrease) in deferred compensation           (10)                 8
Dividends paid                                        (536)              (481)

Cash flows from financing                            4,928              4,037

Decrease in cash and cash equivalents                 (319)              (161)
Cash and cash equivalents at beginning of year       1,011                703

Cash and cash equivalents at end of period        $    692          $     542

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

     The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2 - ACQUISITION

     On May 1, 1997, the Company completed the acquisition of all the stock of D.W. Close Company, Inc. ("D.W. Close"). D.W. Close is engaged primarily in the installation of lighting systems, electrical maintenance/construction and smart highway construction for commercial, industrial and municipal customers.

     All the shares of D.W. Close were exchanged for $400,000 in cash and $2,500,000 of promissory notes. The principal is due in installments of $250,000, $666,667, $666,667 and $916,666 on September 30, 1997, May 1, 1998,
1999 and 2000, with interest payable quarterly each year. The transaction has been accounted for using the purchase method of accounting.

3 - DISCONTINUED OPERATIONS

     As part of the sale in 1988 of its former engineering subsidiary, the Company retained certain rights and obligations in connection with a lawsuit with National Union Fire Insurance Company of Pittsburgh, PA. In June 1997, the Company settled the lawsuit and received $4,250,000. The Company had a receivable relating to this lawsuit of $1,854,000. The remaining $2,396,000 related to reimbursement for interest and legal costs. The portion allocated to interest was $1,042,000 and was included in continuing operations as miscellaneous other income. The portion allocated to legal costs was $1,354,000. This amount was included in income from discontinued operations, reduced by additional expenses incurred for legal and other directly related costs totaling $350,000. The net result on discontinued operations was $602,000, including the income tax expense of $402,000. In 1996, the Company recorded additional amounts, primarily legal expenses related to the OMU lawsuit, which resulted in additional losses of $360,000, net of income tax benefits of $240,000.

4 - EARNINGS PER SHARE

     Primary earnings per share are based on the weighted average number of common shares and common share equivalents outstanding during the period. Stock options are considered to be common share equivalents. Fully diluted earnings per share also reflects the potential dilution which would result from the conversion of the convertible subordinated notes.

5. - PENDING ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accouning Standards No. 128 (SFAS 128), 'Earnings Per Share.' This statement, which will not have a significant effect on the results of operations of the Company, establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and will be adopted by the Company in the fourth quarter of 1997.

6 - SUBSEQUENT EVENT

     On October 22, 1997, the Company announced that the Board of Directors declared a stock dividend. Each stockholder will receive an additional two shares of stock for every three shares of stock held. The stock dividend will be paid on December 15, 1997 to all stockholders of record as of December 1, 1997.

7 - SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
    (Dollars in thousands, except per share amounts)

                                                     1997

                                 Mar. 31  June 30   Sept. 30 Dec. 31    Year


Contract revenue                $ 89,004 $ 112,310 $ 119,838         $ 321,152

Gross profit                       7,385     9,954    11,789            29,128

Income from continuing operations    693     1,710     1,890             4,293

Net income                           693     2,312     1,890             4,895

Earnings per share - Primary:
 Income from continuing operations  0.20      0.48      0.51              1.19
 Net Income                         0.20      0.65      0.51              1.35

Earnings per share - Fully diluted:
 Income from continuing operations  0.18      0.42      0.45              1.03
 Net Income                         0.18      0.56      0.45              1.17

Dividends paid per share           0.055     0.055     0.055             0.165

Market Price:
  High                             14.00     18.31     23.56             23.56
  Low                              12.00     11.63     17.50             11.63

                                                  1996
                                 Mar. 31  June 30   Sept. 30 Dec. 31    Year

Contract revenue                $ 64,376 $ 69,052  $ 80,712 $ 96,437 $ 310,577

Gross profit                       6,430    8,028     8,282    8,901    31,641

Income from continuing operations    166    1,269     1,536      997     3,968

Net income                           166      909     1,536      827     3,438

Earnings per share - Primary:
 Income from continuing operations  0.05     0.37      0.44     0.29      1.15
 Net income                         0.05     0.26      0.44     0.24      1.00

Earnings per share - Fully diluted:
 Income from continuing operations  0.05     0.33      0.39     0.26      1.02
 Net income                         0.05     0.24      0.39     0.21      0.89

Dividends paid per share           0.050    0.050     0.050    0.050     0.200

Market Price:
  High                             11.00    11.75     11.75    12.88     12.88
  Low                              10.00    10.25     10.38    10.50     10.00

Part I Item 2.         Management's Discussion and Analysis of
                    Financial Condition and Results of Operations
               for the Three and Nine Months Ending September 30, 1997
                             (Dollars in thousands)

RESULTS OF OPERATIONS

Continuing Operations

     Revenue for the three and nine month periods was $119,838 and $321,152, compared to $80,712 and $214,140 in 1996. This is an increase of 48.5% and 50.0% for the three and nine month periods, primarily due to the acquisition of D.W. Close, a higher level of work in the commercial-industrial sector and an increase of line work in California. The commercial-industrial sector includes a major electrical job for a hotel and casino in Nevada that did not have significant revenues until the fourth quarter of 1996.

     Gross profit for the three and nine month periods was $11,789 and $29,128, compared to $8,282 and $22,740 in 1996. Gross profit as a percentage of revenue was 9.8% and 9.1% for the three and nine month periods, respectively, compared to 10.3% and 10.6% in 1996. The lower profit percentages are primarily due to a greater percent of our commercial-industrial revenues coming from cost-plus fixed fee work. The cost-plus fixed fee work generally involves lower financial risk, therefore generates lower margins.

     Revenue and gross profit comparisons from quarter to quarter and comparable quarters of different periods may be impacted by variables beyond the control of the Company due to the nature of the Company's work as an outside electrical contractor. Such variables include unusual or unseasonable weather and delays in receipt of construction materials which typically results in lower revenues and lower margins in the first quarter when compared to other quarters.
As a general rule, the better construction weather in the second, third and fourth quarters usually results in higher revenues and margins from those quarters. Competitive bidding pressures may cause these general trends to vary. Additionally, since the company's revenues are derived principally from providing construction labor services, insurance costs, particularly for workers compensation, are a significant factor in the Company's contract cost structure. Fluctuations in insurance reserves for claims under the retrospective rated insurance programs can have significant impact on gross margins, either upward or downward, in the period in which such insurance reserve adjustments are made.

     Selling, general and administrative expenses for the three and nine month periods were $8,166 and $20,696, compared to $5,434 and $16,749 in 1996. This represents 6.8% and 6.4% of consolidated revenues for the three and nine month periods of 1997, compared to 6.7% and 7.8% for 1996. The three month period increase reflects the inclusion of D.W. Close, additional compensation costs to support the higher volume of work, additional incentive compensation and profit sharing accruals as a result of higher profit levels and additional legal accruals on miscellaneous claims. The three and nine month period reductions, as a percentage of consolidated revenue, reflect higher revenue volume spread over a relatively fixed expense base.

     Net interest expense for the three and nine month periods was $492 and $1,126, compared to $506 and $1,374 in 1996. The decrease in interest expense was due to lower average outstanding debt levels in 1997 compared to 1996, primarily as a result of reduced number of days sales outstanding in net unbilled work.

     Gain (loss) on sale of property and equipment for the three and nine month periods was $40 and $(207), compared to $156 and $549 in 1996. The loss for the nine months was due to the sale and disposal of obsolete and damaged units as a result of plans to modernize the equipment fleet.

     Net miscellaneous other expense (income) for the three and nine month periods was $21 and $(56), compared to $98 and $374 in 1996. The 1997 other income for the nine month period includes $1,042 relating to the settlement of a lawsuit (see Note 3 to Financial Statements). Offsetting this amount are bank fees, amortization of goodwill, costs accrued for the clean-up and move out of an operating unit's facility as a result of consolidating operations and the write-off of an investment in land that has never been developed. The 1996 amounts consisted primarily of bank fees and amortization of goodwill and non-complete agreements.

     Income tax expense for the three and nine month periods was $1,260 and $2,862, compared to $864 and $1,821 in 1996. As a percentage of income, the effective rate for the three and nine month periods of 1997 and 1996 was 40%

     The Company's backlog at September 30, 1997 was $132,500, compared to $134,900 at December 31, 1996, and $124,900 at September 30, 1996.
Substantially all the current backlog will be completed within twelve months and approximately 65% is expected to be completed by December 31, 1997.

Discontinued Operations

     During 1988, the Company sold two subsidiaries. As part of the sale of the engineering subsidiary, the Company retained certain rights and obligations in connection with two lawsuits. In the nine month period of 1997, the Company recorded amounts received from a settlement with National Fire Insurance Company of Pittsburgh, PA, which results in a gain of $602 ($1,004 pre-tax). In the nine month period of 1996, the Company recorded addtional amounts, primarily legal expenses related to the OMU lawsuits, which resulted in additional losses of $360 ($600 pre-tax). (See Note 3 to Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES
     Net proceeds from short term borrowings amounted to $5,349, proceeds from the disposition of property and equipment amounted to $221 and proceeds from the exercise of stock options amounted to $125. The cash flows were primarily used by operations for the nine months of $1,903, net capital expenditures of $3,324, the acquisition of D.W. Close Company, Inc. of $241 and dividend payments of $536. The cash flows used by operations includes $4,520 received from a settlement of a lawsuit (see Note 3 to Financial Statements). The Company's financial condition continues to be strong at September 30, 1997 with working capital of $21,445, compared to $14,171 at December 31, 1996. The Company's current ratio was 1.26:1 at September 30, 1997, compared to 1.25:1 at December 31, 1996.

     The Company has a $20,000 revolving and $3,125 term credit facility. As of September 30, 1997, there were $11,100 and $3,125 outstanding under the revolving and term credit facility. The company has outstanding letters of credit with banks totaling $12,585. The company anticipates that its credit facility, cash balances and internally generated cash flows will continue to be sufficient to fund operations, capital expenditures and debt service requirements. The Company is also confident that its financial conditions will allow it to meet long-term capital requirements.

     The acquisition of D.W. Close Company, Inc. was completed on May 1, 1997. The purchase price for this transaction was paid in cash and Company issued notes to the seller (See Note 2 to Financial Statements).

     Capital expenditures for the nine months were $3,324, compared to $3,988 in 1996. Capital expenditures during these periods were used for normal property and equipment additions, replacements and upgrades. Proceeds from the disposal of property and equipment for the nine months were $221 compared to $2,088 in 1996. The Company plans to spend approximately $5,000 on capital improvements during 1997.

                                    PART II
Item 1.  Legal Proceedings

There were no material developments during the quarter relating to legal proceedings previously reported by the company.

Item 6. Exhibits and Reports on Form 8-K

   a. Exhibits filed herewith are listed in the Exhibit Index filed as a part hereof and incorporated herein by reference.

   b. No reports on Form 8-K were filed by the Company for the third quarter of 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MYR Group Inc.




Date:    October 30, 1997     By:       /s/
                              Elliott C. Robbins, Sr. Vice President, Treasurer,
                              and Chief Financial Officer
                              (duly authorized representative of registrant and
                              principal financial officer)

                                 MYR GROUP INC.
                          QUARTERLY REPORT ON FORM 10Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                 Exhibit Index


Number    Description                                   Page (or Reference)

11        Computation of Net Income Per Share                   13

27        Financial Data Schedules                              14