Form 10-K
period 1997-12-31
MYR GROUP INC
filed 1998-03-23
CIK 700923

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
(Mark One)


  x  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For fiscal year ended December 31, 1997
                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


         For the transition period from             to            .
                                        -----------    -----------
                       Commission File Number:  1-8325

                               MYR GROUP INC.
           (Exact name of registrant as specified in its charter)

         Delaware                                               36-3158643
----------------------------                                -------------------
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation)                                      Identification No.)


                1701 W. GOLF ROAD, ROLLING MEADOWS, IL  60008
             (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code:  (847) 290-1891
                                                         ---------------
         Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
    Title of each class                                   on which registered
--------------------------                              -----------------------
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

     The aggregate market value of the registrant's Common Stock, $1 par value, held by non-affiliates of the registrant as of March 12, 1998, was $53,090,953 based on the closing price on that date on the New York Stock Exchange. As of March 12, 1998, 5,591,598 shares of the registrant's Common Stock, $1 par value were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
Those sections or portions of the definitive proxy statement of MYR Group Inc. for use in connection with its annual meeting of stockholders to be held May 6, 1998 are incorporated by reference into Part III of this annual report.

                              Table of Contents
                          and Cross-Reference Sheet
                          -------------------------

                                                              Page or Reference
                                                              -----------------
PART I      Item 1.   Business .....................................  3

            Item 2.   Properties ...................................  6

            Item 3.   Legal Proceedings ............................  7

            Item 4.   Submission of Matters to a Vote of Security
                      Holders ......................................  7

Part II     Item 5.   Market for Registrant's Common Equity
                      and Related Stockholder Matters ..............  8

            Item 6.   Selected Financial Data ......................  9

            Item 7.   Management's Discussion and Analysis of
                      Financial Condition and Results
                      of Operations ................................ 10

            Item 8.   Financial Statements ......................... 14

            Item 9.   Changes in and Disagreements with Independent
                      Auditors on Accounting and Financial
                      Disclosure ................................... 30

Part III    Item 10.  Directors and Executive Officers of the
                      Registrant ................................... 31

            Item 11.  Executive Compensation ....................... 31

            Item 12.  Security Ownership of Certain Beneficial
                      Owners and Management ........................ 31

            Item 13.  Certain Relationships and
                      Related Transactions ......................... 31

Part IV     Item 14.  Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K .......................... 32

Signatures ......................................................... 33


                               MYR GROUP INC.

                                   PART I


ITEM 1.  BUSINESS

The Company was organized under the laws of Delaware in April 1982, to serve as a holding company. Its principal assets consist of all of the outstanding shares of capital stock of The L. E. Myers Co., a Delaware corporation ("Myers"), Hawkeye Construction Inc., an Oregon corporation ("Hawkeye"), Harlan Electric Company, a Michigan corporation ("Harlan"), and D.W. Close Company Inc., a Washington Corporation ("D.W. Close"). Myers is based in Rolling Meadows, Illinois and is the successor to another Delaware corporation of the same name which was organized in 1914 to succeed a business established in 1891 by Lewis E. Myers. Hawkeye was acquired by the Company in 1991 and its principal place of business is Troutdale, Oregon. Harlan was acquired by the Company in 1995 and is headquartered in Rochester Hills, Michigan. Harlan has two subsidiaries: Sturgeon Electric Company, Inc., a Michigan corporation ("Sturgeon") with its principal place of business in Henderson, Colorado, acquired by Harlan in 1974 and Power Piping Company, a Pennsylvania corporation ("Power Piping") with its principal place of business in Pittsburgh, Pennsylvania, acquired by Harlan in 1963. Comtel Technology, Inc., ("Comtel") a Colorado Corporation is a wholly owned subsidiary of Sturgeon. Comtel was organized in 1983 and its principal place of business is Broomfield, Colorado. The Company acquired D.W. Close on May 1, 1997. D.W. Close was organized in 1979 as a Washington corporation and its principal place of business is Seattle, Washington. As used under this Item 1 and Item 2, the term "Company" refers collectively to MYR Group Inc. and its direct and indirect subsidiaries and predecessors, unless the context otherwise requires.

The consolidated financial statements and notes thereto set forth in Part II,
Item 8 of this report contain information regarding Harlan and its subsidiaries from January 3, 1995 and D.W. Close since May 1, 1997.

The general offices of the Company are located at 1701 West Golf Road, Rolling Meadows, Illinois.

CONSTRUCTION SERVICES

The Company conducts its business through its direct and indirect operating subsidiaries. The construction services performed by the Company include electric utility line construction, commercial and industrial electrical construction, traffic signal and street lighting construction services, telecommunication construction services and mechanical construction.

Myers, Hawkeye, Harlan, Sturgeon and D.W. Close are involved in the construction and maintenance of electric transmission lines, substations, distribution systems and lighting systems for electric utilities and industrial users of similar systems and providing construction services to the telecommunication market. These services are frequently referred to as "outside" or "line" electrical construction service. The Company generally serves the electric utility industry as a prime construction contractor. Designs and specifications for a project are usually prepared by the clients or their agents. The Company supplies the management, labor, equipment and tools necessary to construct the project. Construction materials are generally supplied by the clients although the Company occasionally may be required to procure and supply the construction materials. Most contracts undertaken by the Company are completed within twelve months, although certain contracts may extend for longer periods.

Myers, Hawkeye, Harlan, Sturgeon and D.W. Close provide construction services to the "outside" telecommunication market nationwide. These services include the installation of foundations and towers for PCS wireless communication installations, fiber optic and copper communication installation for the transmission of voice, data and video. The Company, through Sturgeon, Comtel and D.W. Close also installs telecommunications/teledata services which include LAN/WAN, telephone, video, voice, data, security and fire alarm.

The Company, through Sturgeon and D.W. Close, provides electric construction and maintenance services to the commercial and industrial marketplace. These services are typically referred to as "inside" electrical construction. The Company's work in the commercial and industrial electric construction market place is most often performed as a subcontractor to a general contractor, however, the Company does perform certain commercial and industrial construction services as a prime contractor. Commercial and industrial electrical maintenance services are frequently performed by the Company as a prime contractor. The Company generally provides the materials to be installed as a part of the scope of these contracts which vary greatly in size and duration. The Company provides such construction services on many varied types of projects including airports, hospitals, hotels and casinos, arenas and convention centers, and manufacturing and process facilities. On occasion, a subsidiary of the Company will enter into a joint venture with another contractor to perform a specific project. In these cases the subsidiary and the other contractor will typically share in the profits or losses on the project in the percentage determined by the joint venture agreement. The joint venture agreement will define the obligations of the subsidiary and the other contractor with respect to the project and the management of the venture.

The Company, through Power Piping, provides mechanical construction and maintenance services for the steel industry, electric utility industry, chemical industry, food processors and other industrial customers located in the eastern half of the United States. These services are provided by the Company both as a prime contractor and as a subcontractor.

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

CUSTOMERS

Electric utilities, in the aggregate, represent the largest customer base of the Company. During the last five years, the Company's ten largest customers accounted for 43% of its consolidated contract revenues and its single largest customer accounted for 7.8% of such revenue. General contractors, as a group, constitute a significant group of customers for the Company's commercial and industrial work. Municipal or other government funded large projects provide the Company with significant revenues when it is awarded all or a substantial part of the electrical construction work on such projects.

In 1997 the Company's ten largest customers accounted for 48.6% of annual revenues. The Company's single largest customer during 1997 was Atlandia Design, the General Contractor which is constructing the Bellagio Hotel and Casino in Nevada, accounting for 17.3% of such revenue.

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

The Company's backlog was $136,400,000 at December 31, 1997, compared to $134,900,000 at December 31, 1996. The varying magnitude and duration of projects undertaken by the Company may result in substantial fluctuations in its backlog from time to time. Substantially all of the December 31, 1997 backlog will be completed in 1998.

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

The competition encountered by the Company can vary depending upon the type of construction services which it renders. The construction and maintenance service provided to electric utilities and industrial owners of similar systems often requires larger amounts of capital and more specialized equipment than the requirements for commercial construction. Larger electric utility projects require increased numbers of heavy duty equipment as well as stronger financial resources to meet the cash flow requirements of these projects. These factors reduce the number of potential competitors on these projects to the larger competitors. The number of firms which generally compete for any electric utility project varies greatly depending on a number of factors, including the size of the project, its location and the bidder qualification requirements imposed upon contractors by the customer. Many of the competitors the Company encounters restrict their operations to one geographic area while a few operate nationally, as does the Company.

Competition for the electrical construction services provided by the Company to the telecommunication industry and to commercial and industrial customers varies greatly. Again, size and location of the project will impact which competitors and the number of competitors that the Company will encounter on any particular project. The individual relationships with general contractors developed over several years by particular contractors based upon prior projects worked together will impact the Company's and its competitors' opportunities to bid on certain projects. The equipment requirements for this type of work are not as significant as for the electric utility construction. Since commercial construction typically involves the purchase of materials by the contractor the financial resources to meet these requirements on particular projects may impact the competition the Company encounters. The Company has performed such construction services principally in the western half of the United States. Certain of the Company's competitors for this type of work operate nationally, however, the preponderance of the Company's competition operates regionally.

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

EMPLOYEES

At December 31, 1997, the Company had approximately 350 salaried employees including executive officers, district managers, project managers, superintendents, estimators, office managers, and staff and clerical personnel. The Company also employed approximately 3,650 hourly-rated employees, whose number fluctuates depending upon the number and size of the projects under construction by the Company at any particular time. Approximately 90% of the Company's hourly-rated employees were members of the International
Brotherhood of Electrical Workers ("IBEW"), AFL-CIO. Such IBEW employees are represented by numerous local unions under various agreements with varying terms and expiration dates. Such local agreements are entered into by and between the IBEW local and the National Electrical Contractors Association, of which the Company is a member. On occasion the Company will employ employees who are members of other trade unions pursuant to multi-employer, multi-union project agreements.

ITEM 2.  PROPERTIES

CONSTRUCTION EQUIPMENT

The Company owns a substantial amount of construction equipment. This equipment, which at December 31, 1997 had an aggregate cost of $46,140,000 and a book value of $11,654,000 includes, among other items, trucks, trailers, tractors, tension stringing machines, bulldozers, bucket trucks, digger derricks, cranes and construction tools. Circumstances often require the Company to lease or rent various items of equipment in connection with its work on particular projects. The terms of these equipment leases and rental agreements are generally related to the length of time to complete the construction contract and sometimes include an option to purchase. The Company generally exercises the lease-purchase options with respect to such equipment, and in such cases, usually receives a credit toward the purchase price in the amount of all or a portion of the rentals paid on the lease.

REAL ESTATE

The general offices of the Company occupy approximately 10,500 square feet of leased space in an office building at 1701 West Golf Road, Rolling Meadows, Illinois. The lease on these quarters expires in February, 2004. Rent expense for this property in 1997 totaled approximately $159,000.

The Company owns land which at December 31, 1997 aggregated approximately 52 acres. Buildings owned by the Company as of the same date contained approximately 183,000 square feet of space and housed certain regional offices and equipment centers, as well as a number of small warehouses and garages.

Certain other regional locations, which were leased on December 31, 1997, contained approximately 123,000 square feet of enclosed space. Rentals for such property in 1997 totaled approximately $1,082,000 and were under both long and short-term leases.

The following table sets forth Company acquisitions of all property and equipment, including acquisitions under capital leases, during each of the last three years.


                       Year             Amount
                       ----           ----------

                       1997           $4,173,000
                       1996           $5,293,000
                       1995           $4,959,000

ITEM 3. LEGAL PROCEEDINGS


The Company is a defendant in lawsuits arising in the ordinary course of its business. In the opinion of the Company's management, based in part upon the advice of its counsel, these lawsuits are covered by insurance, provided for in the consolidated financial statements of the Company, or are without merit, and the Company's management is of the opinion that the ultimate disposition of any of these pending lawsuits will not have a material adverse impact on the Company in relation to the Company's consolidated financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of the year ended December 31, 1997.

                                   PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The shares of Common Stock of the Company are listed and traded on the New York Stock Exchange. As of March 12, 1998 there were approximately 775 holders of record of the shares of Common Stock of the Company. The following table sets forth quarterly market price and dividend information per share for the Common Stock of the Company (see Note 18 to the Financial Statements).


   Quarter Ended           Stock Price Range (1)         Dividends Declared (1)
   -------------           ---------------------         ----------------------
 December 31, 1997           $12.44  -  $14.85                   $.033

 September 30, 1997           10.50  -   14.18                    .033

 June 30, 1997                 6.98  -   10.99                    .033

 March 31, 1997                7.20  -    8.40                    .033



 December 31, 1996           $ 6.30  -  $ 7.73                   $.030

 September 30, 1996            6.23  -    7.05                    .030

 June 30, 1996                 6.15  -    7.05                    .030

 March 31, 1996                6.00  -    6.60                    .030


(1) The stock price range and dividends declared reflect a five-for-three stock split in the form of a stock dividend on December 15, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

CONTINUING OPERATIONS

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

============================================================================================
YEARS ENDED DECEMBER 31                1997        1996         1995       1994         1993
============================================================================================
FOR THE   Contract revenue         $431,276    $310,577     $266,965    $86,842     $108,515
YEAR      Income                      5,951       3,968        3,429      2,329        1,633
          Depreciation and
            Amortization              5,580       6,091        6,189      3,191        2,892
          Capital  expenditures       4,173       5,293        4,959      4,449        3,432
          Interest expense            1,720       1,826        1,772         99          350
          ==================================================================================
AT YEAR   Backlog                  $136,400    $134,900     $ 69,100    $28,200     $ 26,150
END       Working capital            22,598      14,171       15,490      8,595        8,636
          Property (net)             16,891      22,239       23,144     14,652       13,189
          Total assets              117,424      98,486      101,834     39,644       39,624
          Total long-term debt        7,784       8,995       14,590        318          804
          Shareholders' equity       31,078      29,570       26,618     23,622       22,046
          Shares outstanding          5,488       5,395        5,303      5,287        5,322
          ==================================================================================
PER       Income
SHARE       Basic                  $   1.09    $    .74     $    .65    $   .44     $    .30
DATA        Diluted                     .87         .62          .55        .42          .29
          Book value                   5.66        5.48         5.02       4.47         4.14
          Stock price range
            Low                        6.98        6.00         4.78       4.39         3.83
            High                      14.85        7.73         7.15       6.13         8.05
          Cash dividends              .1320       .1200        .1091      .0990        .0945
          ==================================================================================

NOTES: 1. Selected financial data for 1997, 1996 and 1995 includes
          Harlan Electric Company since the January 3, 1995 date of acquisition. The 1997 data includes D.W. Close Company since the May 1, 1997 date of acquisition. See Note 2 to the Financial Statements.

       2. The selected financial data excludes discontinued operations (see Note 5 to the Financial Statements).

       3. All share and per share data have been adjusted for the four-for-three stock split in the form of a stock dividend in December 1995 and the five-for-three stock split in the form of a stock dividend in December, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (all dollar amounts, except per share amounts, are in thousands)

Results of Operations
Continuing Operations

Revenues increased by 38.9% to $431,276 in 1997 from $310,577 in 1996. The 1997 increase in revenues was due to a higher volume of commercial and industrial services, an increase in line work in California and the D.W. Close acquisition described in Note 2 to the Financial Statements. The commercial and industrial services include a major electrical job for a hotel and casino in Nevada that did not have significant revenue until the fourth quarter of 1996. The increase is also a result of the Company's success at capitalizing on the rapidly growing trend by its customers to outsource their electrical, telecommunication, facility management and mechanical construction and service requirements.

The use of alliances, primarily with our electrical utility customers, continued to increase. In 1997 alliances accounted for $121,000 of revenues versus $110,000 in 1996. Clients use alliances to award some or all of their construction requirements to one or more preferred contractors at competitively negotiated prices.

Revenue increased by 16.3% to $310,577 in 1996 from $266,965 in 1995.  The 1996 increase is primarily due to increases in the line construction revenues as a result of the Company's electric utility alliances and storm work.

Gross profit increased by 25.3% to $39,660 in 1997 from $31,641 in 1996 due primarily to the growth in revenues. The gross profit percentage decreased to 9.2% in 1997 compared to 10.2% in 1996 due, in large part, to a greater percent of our commercial and industrial revenues coming from a significant cost-plus fixed fee job. The cost-plus fixed fee work generally involves lower financial risk, therefore generates lower margins.

Gross profit increased by 7.1% to $31,641 in 1996 from $29,547 in 1995. Gross profit as a percentage of revenue was 10.2% in 1996 compared to 11.1% in 1995. The lower margin percentage in 1996 is primarily due to lower margins generated on the utility alliance work and in the Company's commercial and industrial business units. The commercial and industrial units have experienced increased competition. In addition, several commercial projects had lower than anticipated margins due to increases in scope and impact costs incurred which resulted in pending change orders and claims that were not recognized as revenues as of December 31, 1996.

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

Selling, general and administrative expenses increased by 19.2% to $28,164 in 1997 from $23,623 in 1996. The increase reflects the inclusion of D.W. Close, additional compensation costs to support the higher volume of work, additional incentive compensation and profit sharing accruals as a result of higher profit levels and additional legal accruals on miscellaneous claims. Selling, general and administrative expenses as a percentage of revenues decreased to 6.5% in 1997 from

7.6% in 1996 due to higher consolidated revenue volume spread over a relatively fixed expense base.

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

Net interest expense was $1,680 in 1997 compared to $1,803 in 1996. Interest expense decreased in 1997 primarily due to the decrease in term debt used to acquire Harlan.

Net interest expense was $1,803 in 1996 compared to $1,707 in 1995. Interest expense increased in 1996 primarily due to short term borrowing used to finance the Company's increased working capital requirements.

Losses recognized from sales of property and equipment was $76 in 1997 compared to gains recognized from sales of property and equipment of $668 and $220 in 1996 and 1995, respectively. The loss in the current year is primarily due to the sale and disposal of obsolete and damaged equipment as a result of a program to modernize the equipment fleet.

Net other income was $178 in 1997 compared to net other expense of $483 in 1996 and $565 in 1995. The 1997 other income includes $1,042 relating to the settlement of a lawsuit (see Note 5 to the Financial Statements). Offsetting this amount are bank fees, amortization of goodwill, costs accrued for the clean-up and move out of an operating unit's facility as a result of consolidating operations and the write off of an investment in land that has never been developed. The 1996 other expense consisted primarily of bank fees and amortization of non-competition agreements and goodwill. The decrease in 1996 is due to the non-competition agreements which became fully amortized in 1996.

Income tax expense was $3,967 in 1997, $2,432 in 1996 and $2,286 in 1995.  As a
percentage of income the effective rate was 40.0% for 1997 and 1995 and 38.0% for 1996.

The Company's backlog was $136,400 at December 31, 1997, $134,900 at December 31, 1996 and $69,100 at December 31, 1995. Substantially all of the current backlog will be completed within twelve months.

Discontinued Operations
As part of the sale in 1988 of its former engineering subsidiary, the Company retained certain rights and obligations in connection with a lawsuit with National Union Fire Insurance Company of Pittsburgh, PA. In June 1997, the Company settled the lawsuit and recorded the amounts received from the settlement, which resulted in a net gain from discontinued operations of $602, including the income tax expense of $402. In 1996, the Company recorded additional amounts, primarily legal expenses related to the National Union lawsuit, which resulted in additional losses of $530, net of income tax benefits of $325. See Note 5 to the Financial Statements.

Liquidity and Capital Resources

The Company's financial condition continues to be strong at December 31, 1997 with working capital of $22,598 as compared to $14,171 in 1996 and $15,490 in 1995. Working capital increased in 1997 primarily due to the cash received from the National Union settlement (see Note 5 to the Financial Statements), acquisition of D.W. Close and the increase in accounts receivable as a result of the higher volume of work. Working capital decreased in 1996 primarily due to the paydown of debt .

The Company's current ratio was 1.29:1 at December 31, 1997 compared to 1.25:1 at December 31, 1996.

The acquisition of D.W. Close was completed on May 1, 1997. The purchase price was $2,900. Of this amount $400 was paid to the D.W. Close shareholder in cash with the remaining $2,500 in the form of promissory notes to the seller. The cash portion of the purchase price was funded through the Company's cash balances and from bank debt (see Note 2 to the Financial Statements).

The Company has a $20,000 revolving and $2,500 term credit facility (see Note 8 to the Financial Statements). As of December 31, 1997 there were $10,000 and $2,500 outstanding under the revolver and term credit facility, respectively. The Company has outstanding letters of credit with banks totaling $13,404, of which $12,627 guarantees the Company's payment obligations under its insurance programs and $777 which is a credit enhancement to guarantee an industrial revenue bond. The Company anticipates that its credit facility, cash balances and internally generated cash flows will continue to be sufficient to fund operations, capital expenditures and debt service requirements. The Company is also confident that its financial condition will allow it to meet long-term capital requirements.

The Company's Board of Directors has authorized the purchase of up to 555,556 shares of its common stock. No purchases were made in 1997, 1996 or 1995. At December 31, 1997 the balance available under the Board of Directors' authorization to purchase shares was 257,742.

Capital expenditures were $4,173 in 1997, compared to $5,293 in 1996 and $4,959 in 1995. Capital expenditures during these periods were used for normal property and equipment additions, replacements and upgrades and includes $232 of additions through capital leases in 1996. The Company plans to spend approximately $5,700 on capital improvements in 1998.

Cash flows from operations were $3,819 in 1997 compared to $14,138 in 1996. This decrease is primarily the result of the increase in accounts receivable, offset by the proceeds received in the settlement of the National Union lawsuit (see Note 5 to the Financial Statements). The accounts receivable increase is primarily a result of the increase in the volume of work and due to an increase in retentions outstanding on a significant Commercial service contract.

Cash flows from operations were $14,138 in 1996 compared to $4,161 in 1995. This increase is primarily the result of the decrease in net underbillings from contracts in process and an increase in accounts payable due to large material purchases at year end for a specific job.

Cash flows used for investments in 1997 included $4,173 of expenditures for property and equipment and $241 for the acquisition of D.W. Close (see Note 2 to the Financial Statements). Cash flows were generated from the disposal of property and equipment amounting to $404.

Cash flows used for investments in 1996 consisted mainly of expenditures for properties and equipment of $5,061. This was offset by proceeds received from disposals of property and equipment of $2,310, including $1,300 in proceeds from the sale of a building.

During 1997, the Company had $3,403 of net proceeds from issuance of long-term debt compared to repayments on its long-term debt of $10,559 in 1996. The 1997 additional proceeds result from increases in the revolving credit facility to fund working capital needs for the higher volume of work, offset by scheduled paydowns in the term loan and proceeds received in the settlement of the National Union lawsuit. The 1996 repayments include approximately $7,500, in unscheduled reductions of the line of credit used for working capital. As noted above, improvements in the net underbillings and proceeds from sales of property and equipment were significant factors that contributed to the Company's ability to make these additional debt repayments in 1996.

Cash flows for dividends were $725, $643 and $575 in 1997, 1996 and 1995, respectively. Financing costs of $133 in 1995 represented banking fees for the Harlan acquisition financing.

Year 2000 Compliance

Over the next two years, most companies will face a potentially serious business problem because many software applications and business equipment developed in the past may not properly recognize calendar dates beginning in the year 2000. This problem could cause systems to become unstable, stop working altogether or provide incorrect data based upon dates.

In 1997, the Company began to evaluate and convert all systems that were not capable of performing properly in the year 2000 and beyond. All material systems within the Company are expected to be compliant by December 31, 1998. The evaluation, correction and testing of all material systems in the Company will include internal staff time as well as consulting and other expenses related to equipment upgrades and replacements and software modifications. The estimated costs associated with the project are not anticipated to be material to the financial position or results of operations in any given year and are being expensed as incurred.

The Company, in addition to the above, is also surveying all significant customers and suppliers to determine their compliance with the year 2000 issue and what impact, if any, their efforts will have on the Company's business.

In 1997, the Financial Accounting Standards Board Issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. This standard is effective for years beginning after December 15, 1997. It expands current disclosures and accordingly, will have no impact on the Company's reported financial position, results of operations and cash flows. The Company is assessing the impact of SFAS No. 131 on its current disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET PRICE - Not applicable

ITEM 8.  FINANCIAL STATEMENTS



                        Index to Financial Statements

                                                                Page
                                                                ----
Responsibility for Financial Statements                          15

Independent Auditors' Report                                     16

Financial Statements:

           Consolidated Balance Sheet -
             December 31, 1997 and 1996                          17

           Consolidated Statement of Operations -
             Years Ended December 31, 1997, 1996 and 1995        18

           Consolidated Statement of Shareholders' Equity
             Years Ended December 31, 1997, 1996 and 1995        19

           Consolidated Statement of Cash Flows
             Years Ended December 31, 1997, 1996 and 1995        20

           Notes to Financial Statements                         21

MYR GROUP INC.
-------------------------------------------------------------------------------

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

Deloitte & Touche LLP, independent auditors, have audited the financial statements of the Company. Their report is presented on page 16. Their audit includes a study and evaluation of the Company's control environment, accounting systems and control procedures. Deloitte & Touche LLP advises management and the Audit Committee of significant matters resulting from their audit of our financial statements and consideration of our internal controls.





Charles M. Brennan III
Chairman and
Chief Executive Officer





Elliott C. Robbins
Senior Vice President, Treasurer
and Chief Financial Officer

MYR GROUP INC.
-------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
MYR Group Inc.:

We have audited the accompanying consolidated balance sheets of MYR Group Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MYR Group Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





Deloitte & Touche LLP
Chicago, Illinois
March 18, 1998

MYR GROUP INC.

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

==========================================================================================
DECEMBER 31                                                          1997         1996
==========================================================================================
ASSETS         Current assets:
                 Cash and cash equivalents                         $    3,757    $   1,011
                 Accounts receivable (Note 3)                          75,414       53,508
                 Costs and estimated earnings in excess
                   of billings on uncompleted contracts (Note 4)       14,919       10,760
                 Deferred income taxes (Note 10)                        5,322        4,896
                 Other current assets                                     587          471
                                                                   ----------    ---------
               Total current assets                                    99,999       70,646

               Property and equipment-net (Notes 2, 6 and 8)           16,891       22,239
               Intangible assets - net (Note 2)                             -        2,466
               Other assets (Note 5)                                      534        3,135
                                                                   ----------    ---------
               Total assets                                        $  117,424    $  98,486
==========================================================================================
LIABILITIES    Current liabilities:
                 Current maturities of long-term debt (Note 8)     $   13,462    $   4,445
                 Accounts payable                                      19,727       17,721
                 Billings in excess of costs and estimated
                   earnings on uncompleted contracts (Note 4)           9,183        5,504
                 Accrued liabilities (Note 9)                          35,029       28,805
                                                                   ----------    ---------
               Total current liabilities                               77,401       56,475

               Long-term liabilities:
                 Long-term debt (Note 8)                                7,784        8,995
                 Deferred compensation                                    415          399
                 Deferred income taxes (Notes 2 and 10)                   746        3,047
                                                                   ----------    ---------
               Total liabilities                                       86,346       68,916

SHAREHOLDERS'  Common stock - par value $1 per share;
EQUITY           authorized 10,000,000 shares; issued
                 5,582,251 shares                                       5,582        3,350
               Additional paid-in capital (Note 2)                          -        5,965
               Common stock held in Treasury, at cost:
                 1997- 94,131 shares and
                 1996- 188,135 shares (Note 12)                          (522)      (1,043)
               Retained earnings (Note 2)                              27,238       22,121
               Restricted stock awards and shareholder notes
                 receivable (Note 14)                                  (1,220)        (823)
                                                                   ----------    ---------
               Total shareholders' equity                              31,078       29,570
                                                                   ----------    ---------
               Total liabilities and shareholders' equity          $  117,424    $  98,486
==========================================================================================


The "Notes to Financial Statements" are an integral part of this statement.

MYR GROUP INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands except per share amounts)

==============================================================================================
   YEARS ENDED DECEMBER 31                                  1997          1996          1995
==============================================================================================
   Contract revenue                                     $  431,276    $  310,577    $  266,965
   Contract cost                                           391,616       278,936       237,418
                                                           -------       -------       -------
   Gross profit                                             39,660        31,641        29,547
   Selling, general and administrative expenses             28,164        23,623        21,780
                                                           -------       -------       -------
   Income from operations                                   11,496         8,018         7,767
   Other income (expense)
     Interest income                                            40            23            65
     Interest expense                                       (1,720)       (1,826)       (1,772)
     Gain (loss) on sale of property and equipment             (76)          668           220
     Other                                                     178          (483)         (565)
                                                           -------       -------       -------
   Income from continuing operations
     before income taxes                                     9,918         6,400         5,715
   Income tax expense (Note 10)                              3,967         2,432         2,286
                                                           -------       -------       -------
   Income from continuing operations                         5,951         3,968         3,429
   Gain (loss) from discontinued operations (Note 5)           602          (530)            -
                                                           -------       -------       -------
   Net income                                           $    6,553    $    3,438    $    3,429
==============================================================================================
   EARNINGS PER SHARE
   Earnings per share (Note 13) - Basic:                $     1.09    $      .74    $      .65
     Income from continuing operations                         .11          (.10)            -
     Gain (loss) from discontinued operations              -------       -------       -------
     Net income                                         $     1.20    $      .64    $      .65

   Earnings per share (Note 13) - Diluted:                     .87           .62           .55
     Income from continuing operations                  $      .09    $     (.08)   $        -
     Gain (loss) from discontinued operations              -------       -------       -------
     Net income                                         $      .96    $      .54    $      .55
==============================================================================================

The "Notes to Financial Statements" are an integral part of this statement.

MYR GROUP INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Dollars in thousands)


=======================================================================================================
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
=======================================================================================================
                                                                         Restricted Stock
                               Common   Additional                         Awards and
                                Stock    Paid-In    Treasury   Retained  Shareholder Note
                               Issued    Capital      Stock    Earnings    Receivable             Total
                              -------------------------------------------------------------------------
Balance January 1, 1995       $ 2,512    $ 6,757   $ (1,643)  $  16,472      $  (476)         $  23,622
  Four-for-three stock split      838       (838)
  Issuance of 17,112
  common shares
  upon exercise of
  stock options                              (21)        95                                          74
Net income                                                        3,429                           3,429
Dividends paid                                                     (575)                           (575)
Shareholder note payment                                                          68                 68
                              -------------------------------------------------------------------------
Balance December 31, 1995       3,350      5,898     (1,548)     19,326         (408)            26,618
  Issuance of 12,222
   common shares
   upon exercise of
   stock options                             (21)        68                                          47
Issuance of 78,783
  common shares for
  restricted stock awards                     88        437                     (525)                 -
Amortization of
  unearned restricted
  stock awards                                                                    42                 42
Net income                                                        3,438                           3,438
  Dividends paid                                                   (643)                           (643)
  Shareholder note payment                                                        68                 68
                              -------------------------------------------------------------------------
Balance December 31, 1996       3,350      5,965     (1,043)     22,121         (823)            29,570
Five-for-three stock split      2,232     (2,232)
Claim settlement (Note 2)                 (3,994)                  (711)                         (4,705)
Issuance of 41,660
  common shares
  upon exercise of
  stock options                              (56)       231                                         175
Issuance of 52,343
  common shares for
  restricted stock awards                    317        290                     (607)
Amortization of
  unearned restricted
  stock awards                                                                   142                142
Net income                                                        6,553                           6,553
Dividends paid                                                     (725)                           (725)
Shareholder note payment                                                          68                 68
                              -------------------------------------------------------------------------
Balance December 31, 1997     $ 5,582    $     -   $   (522)  $  27,238      $(1,220)         $  31,078
=======================================================================================================

The "Notes to Financial Statements" are an integral part of this statement.

MYR GROUP INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

==================================================================================================
YEARS ENDED DECEMBER 31                                              1997        1996       1995
==================================================================================================
CASH          Net income                                          $  6,553    $  3,438    $  3,429
FLOWS         Adjustments to reconcile net income
FROM           to cashflows from continuing operations:
OPERATIONS     Discontinued operations                                (602)        530           -
               Depreciation and amortization                         5,331       5,834       5,822
               Amortization of intangibles                             107         215         367
               Amortization of unearned stock awards                   142          42           -
               Deferred income taxes                                   (66)       (108)        489
               Loss (gain) on sale of property and equipment            76        (668)       (220)
               Changes in operating assets and
                Liabilities; net of acquisition:
                 Accounts receivable                               (15,810)     (2,394)     (3,622)
                 Costs and estimated earnings in
                  Excess of billings on uncompleted
                  Contracts                                         (2,796)      4,091      (6,557)
                 Other assets                                          823        (163)        247
                 Accounts payable                                       58       3,835      (4,673)
                 Billings in excess of costs and
                  Estimated earnings on uncompleted
                  Contracts                                          3,679         462         685
                 Insurance accruals                                  2,961        (893)      2,341
                 Other liabilities                                     907         447       5,853
                                                                  --------    --------    --------
              Cash flows from continuing operations                  1,363      14,668       4,161
              Cash flows from discontinued operations                2,456        (530)          -
                                                                  --------    --------    --------

              Cash flows from operations                             3,819      14,138       4,161
                                                                  --------    --------    --------
CASH          Proceeds from disposal of property and
FLOWS          Equipment                                               404       2,310       1,818
FROM          Expenditures for property and equipment               (4,173)     (5,061)     (4,959)
INVESTMENTS   Cash used in acquisition, net of cash acquired          (241)          -     (12,995)
                                                                  --------    --------    --------

              Cash flows from investments                           (4,010)     (2,751)    (16,136)
                                                                  --------    --------    --------

CASH          Proceeds from issuance of long-term debt               3,403           -      19,500
FLOWS         Repayments on long-term debt                               -     (10,559)    (12,344)
FROM          Increase (decrease) in deferred compensation              16           8         (27)
FINANCING     Proceeds from exercise of stock options                  175          47          74
              Dividends paid                                          (725)       (643)       (575)
              Shareholder's note payments                               68          68          68
              Financing costs                                            -           -        (133)
                                                                  --------    --------    --------

              Cash flows from financing                              2,937     (11,079)      6,563
                                                                  --------    --------    --------

              Increase (decrease) in cash and cash equivalents       2,746         308      (5,412)
              Cash and cash equivalents beginning of year            1,011         703       6,115
                                                                  --------    --------    --------

              Cash and cash equivalents end of year               $  3,757    $  1,011    $    703
==================================================================================================

The "Notes to Financial Statements" are an integral part of this statement.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - The five principal types of construction services performed by the Company are electric utility line construction, commercial and industrial electrical construction, traffic signals and street lighting, telecommunication construction services and mechanical construction. Work is performed under lump sum, unit price, and cost-plus-fee contracts. These contracts are undertaken by the Company or its subsidiaries alone, or with subcontractors.

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

Property and Equipment - Property and equipment are carried at cost, which has been reduced for the effect of the settlement agreement entered into in December 1997 (see Note 2). Depreciation for buildings and improvements is computed using the straight line method over estimated useful lives ranging from five years to 32 years. Depreciation for equipment is computed using straight line and accelerated methods over estimated useful lives ranging from three years to ten years. The cost of maintenance and repairs is charged to income as incurred.

Intangible Assets - Intangible assets at December 31, 1996 consists of goodwill arising from acquisitions. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination treated as a purchase. Goodwill was being amortized on a straight line basis over 25 years. Effective December 29, 1997, goodwill was eliminated in connection with the settlement agreement with the subordinated note holders (see Note 2).

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

Consolidated Statement of Cash Flows - For purposes of this statement, short term investments which have a maturity at purchase of ninety days or less are considered to be cash equivalents. Supplemental disclosures with respect to cash flows are as follows (in thousands):


                                                        1997     1996     1995
                                                       ------   ------   ------
 Cash paid for interest                                $1,826   $1,788   $1,677
 Cash paid for income taxes                             2,900    3,045    1,937
 Convertible subordinated notes issued (Note 2)             -        -    5,679
 Capital lease obligations incurred                         -      232        -
 Claim settlement (Note 2)                              4,705        -        -


Other - In December 1997 and 1995, the Company effected a five-for-three and a four-for-three stock split in the form of a stock dividend. The $2,232,000 and $838,000 par value of the additional shares issued was transferred from additional paid-in capital to common stock in 1997 and 1995, respectively. Amounts relating to number of shares and amounts per share have been adjusted for 1996 and prior years to reflect the stock splits. Certain other amounts in prior year financial statements have been reclassified to conform to the 1997 presentation.

2. ACQUISITION

On May 1, 1997, the Company acquired all the stock of D.W. Close Company, Inc. ("D.W. Close"). D.W. Close is engaged primarily in the installation of lighting systems, electrical maintenance/construction, telecommunication and smart highway construction for commercial, industrial and municipal customers.

All the shares of D.W. Close were exchanged for $400,000 in cash and $2,500,000 of promissory notes. The principal is due in installments of $250,000, $666,667, $666,667 and $916,666 in 1997, 1998, 1999 and 2000, with interest payable quarterly each year. The transaction has been accounted for using the purchase method of accounting.

On January 3, 1995, the Company completed the acquisition of all the stock of Harlan Electric Company ("Harlan"), pursuant to an Agreement and Plan of Merger dated October 5, 1994. All the shares of Harlan were exchanged for $13,612,000 in cash and $5,679,000 of 7% convertible subordinated notes. The notes are convertible into 1,000,000 shares of the Company's common stock at a price per share of $5.67954. The transaction has been accounted for using the purchase method of accounting.

In accordance with the Harlan merger agreement and the promissory notes, the Company submitted a claim against the subordinated note holders in 1996. Effective December 29, 1997, the Company and note holders entered into a settlement agreement whereby the Company agreed to withdraw all claims and the note holders agreed to issue a call option at $5.67954 per share on 600,191 shares of the common stock, when and if converted by the noteholders. The net value of options received, determined using the Black-Scholes option pricing model, was $4,705,000 and has been recorded as a reduction of equity and the fair value of assets acquired in accordance with the Accounting Principles Board Opinion No. 16, "Business Combinations" (APB16). As a result, the net goodwill balance of $2,359,000 was eliminated, the Harlan property and equipment was reduced by $3,753,000 and $1,407,000 of deferred taxes were recorded relating to the tax effect of the property and equipment adjustment.

3.  ACCOUNTS RECEIVABLE (IN THOUSANDS)

                                                         1997            1996
                                                       -------         -------
Contract receivables                                   $59,893         $47,431
Contract retainages                                     16,093           6,338
Other                                                      103             233
                                                       -------         -------
                                                        76,089          54,002
Allowance for doubtful accounts                            675             494
                                                       -------         -------
                                                       $75,414         $53,508
                                                       =======         =======

4.  CONTRACTS IN PROCESS (IN THOUSANDS)

                                                        1997            1996
                                                      --------        --------
Costs incurred on uncompleted contracts               $509,187        $351,851
Estimated earnings                                      42,276          38,834
                                                      --------        --------
                                                       551,463         390,685
Less: Billings to date                                 545,727         385,429
                                                      --------        --------
                                                      $  5,736        $  5,256
                                                      ========        ========

Included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess of
  billings on uncompleted contracts                   $ 14,919        $ 10,760

Billings in excess of costs and estimated
  earnings on uncompleted contracts                      9,183           5,504
                                                      --------        --------
                                                      $  5,736        $  5,256
                                                      ========        ========

5.  DISCONTINUED OPERATIONS

As part of the sale in 1988 of its former engineering subsidiary, the Company retained certain rights and obligations in connection with a lawsuit with National Union Fire Insurance Company of Pittsburgh, PA ("National Union"). In June 1997, the Company settled the lawsuit and received $4,250,000. The Company had a receivable, classified as other assets, relating to this lawsuit of $1,854,000. The remaining $2,396,000 related to reimbursement for interest and legal costs. The portion allocated to interest was $1,042,000 and was included in continuing operations as miscellaneous other income. The portion allocated to legal costs was $1,354,000. This amount was included in income from discontinued operations, reduced by additional expenses incurred for legal and other directly related costs totaling $350,000. The net result on discontinued operations was $602,000, including the income tax expense of $402,000. In 1996, the Company recorded additional amounts, primarily legal expenses related to the National Union lawsuit, which resulted in additional losses of $530,000, net of income tax benefits of $325,000.

6.  PROPERTY AND EQUIPMENT (IN THOUSANDS)

                                                         1997            1996
                                                       -------         -------
Land                                                   $   931         $ 1,431
Buildings and improvements                               4,144           5,716
Construction equipment                                  46,140          48,245
Office equipment                                         3,643           3,276
                                                       -------         -------
                                                        54,858          58,668
Accumulated depreciation                                37,967          36,429
                                                       -------         -------
                                                       $16,891         $22,239
                                                       =======         =======

7.  LEASES AND COMMITMENTS

At December 31, 1997, the Company had outstanding irrevocable standby letters of credit totaling $13,404,000 of which $12,627,000 guarantees the Company's payment obligation under its insurance programs and $777,000 which is a credit enhancement to guarantee an industrial revenue bond.

The Company also leases real estate and construction equipment under operating leases with terms ranging from one to five years. Future minimum lease payments as of December 31, 1997 total $6,926,000, $5,952,000, $5,181,000,
$3,833,000 and $1,389,000 for the years ending 1998, 1999, 2000, 2001 and 2002 respectively. Total rent expense, including both short-term and long-term leases, for 1997, 1996, and 1995 amounted to approximately $14,078,000, $12,088,000 and $7,417,000, respectively.

8.   LONG-TERM DEBT

Long-term debt outstanding consisted of the following (in thousands):

                                                               1997       1996
                                                             -------    -------
Variable - rate term credit agreement (effective interest
rate of 7.7% at December 31, 1997), payable in quarterly
installments of $625 through December 1998                   $ 2,500    $ 5,000

Variable - rate revolving credit agreement, (effective
interest rate of 7.75% at December 31, 1997), payable
at maturity in December 1998                                  10,000      1,675

7% convertible subordinated notes, payable in three
equal installments commencing in January 2000                  5,679      5,679

Industrial revenue bond financing at variable rates
(weighted average of 8.5%) and due in varying annual
amounts ranging from $215 to $250 through 2000                   695        890

Variable - rate notes payable (1.5% over adjusted LIBOR),
payable in annual installments commencing in 1998              2,250          -

Equipment lease at 6%, payable in monthly installments
through July 1999                                                122        196
                                                             -------    -------
                                                              21,246     13,440

Less current portion                                          13,462      4,445
                                                             -------    -------
                                                             $ 7,784    $ 8,995
                                                             =======    =======

The Company maintains a $20,000,000 revolving and $2,500,000 term credit facility with a bank. At the Company's option, borrowing under this line bears interest at the bank's prime interest rate or the adjusted LIBOR commercial rate plus a spread. The credit facility expires on December 31, 1998.

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

The industrial revenue bond is secured by properties with a net book value of approximately $1,933,000 and $2,063,000 at December 31, 1997 and 1996,
respectively. The equipment leases are secured by equipment with a net book value of approximately $160,000 and $207,000 as of December 31, 1997 and 1996, respectively.

Maturities of long-term debt are $13,462,000 in 1998, $939,000 in 1999, $3,059,000 in 2000, and $1,893,000 per year for 2001, and 2002. The maturities of debt incurred under the revolving credit agreement have been reported based on an estimate of the expected paydown through the 1998 expiration date of the credit facility.

9.  ACCRUED LIABILITIES (IN THOUSANDS)


                                      1997         1996
                                     ------       ------
Insurance                         $  15,121    $  12,160
Payroll                               3,778        5,365
Union dues and benefits               3,946        2,919
Profit sharing and thrift plan        1,632        1,191
Income taxes                          1,249            -
Taxes, other than income taxes        1,557        1,397
Other                                 7,746        5,773
                                  ---------    ---------
                                  $  35,029    $  28,805
                                  =========    =========

10.  INCOME TAXES

Provision for income taxes on income from continuing operations comprises the following (in thousands):

                                   1997        1996        1995
                                  -----       -----       -----
Current
  Federal                       $  3,409    $  2,137    $  1,331
  State                              624         403         466
                                --------    --------    --------
                                   4,033       2,540       1,797
Deferred                             (66)       (108)        489
                                --------    --------    --------
                                $  3,967    $  2,432    $  2,286
                                ========    ========    ========

The differences between the U.S. federal statutory tax rate and the Company's effective rate for the three years ended December 31, 1997 are as follows:


                                    1997        1996        1995
                                    -----       -----       -----
U.S. federal statutory rate         34.0%       34.0%       34.0%
State income taxes, net of U.S.
  federal income tax benefit         5.3         4.9         5.4
Other                                 .7         (.9)         .6
                                    ----        ----        ----
                                    40.0%       38.0%       40.0%
                                    ====        ====        ====

The net deferred tax assets and liabilities arising from temporary differences at December 31, 1997 and 1996 are as follows (in thousands):


                                                1997                    1996
                                      ---------------------    ----------------------
                                      CURRENT    NONCURRENT    CURRENT     NONCURRENT
                                      ASSETS    LIABILITIES    ASSETS     LIABILITIES
                                      -----------------------------------------------
Employee and retiree benefit
  plans                               $    -      $  (252)     $    -       $ (251)
Excess tax over book depreciation          -        2,969           -        3,298
Insurance accruals                     3,060                    2,584            -
Other allowances and accruals          2,262       (1,971)      2,312            -
                                      ------      -------      ------       ------
                                      $5,322      $   746      $4,896       $3,047
                                      ======      =======      ======       ======

11.  CONTINGENCIES

The Company is involved in various legal matters which arise in the ordinary course of business, for which the Company has made provisions in its financial statements or which are not expected to have a material adverse effect.

12.  TREASURY STOCK

The Company's Board of Directors has authorized the purchase of up to 555,556 shares (adjusted to reflect the December 1995 and 1997 stock splits) of its common stock for future issuance to key employees under the Company's stock option plans. No shares were purchased in 1997, 1996 and 1995. At December 31, 1997, the balance available under the Board of Directors' authorization to purchase shares was 257,742. The Company issued, 41,660 and 12,222 shares out of treasury for options exercised in 1997 and 1996, respectively. The Company also issued 52,343 and 78,783 shares out of treasury for restricted stock awarded to non-employee directors and key employees in 1997 and 1996, respectively.

13.  EARNINGS PER SHARE

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which requires the disclosure of two earnings per common share computations: basic and diluted. The basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock. The diluted earnings per share reflects the potential dilution which would result from the exercise of stock options and conversion of the convertible subordinated notes. Earnings per share computations for prior years have been restated to reflect this new standard.

Basic and diluted weighted average shares outstanding and earnings per share on income from continuing operations are as follows:

                                                1997     1996     1995
                                                -----    -----    -----
Share data:
  Basic shares                                  5,443    5,353    5,290
  Common equivalent shares                        645      394      376
  Shares assumed converted                      1,000    1,000    1,000
                                                -----    -----    -----
  Diluted shares                                7,088    6,747    6,666
                                                =====    =====    =====



                                    1997                1996               1995
                             -----------------   -----------------   -----------------
                             Total   Per Share   Total   Per Share   Total   Per Share
                             -----   ---------   -----   ---------   -----   ---------
Income from
Continuing operations:
  Basic                     $5,951     $1.09     $3,968    $0.74     $3,429    $0.65
  Interest on convertible
    subordinated notes         239                  247                 237
                            ------               ------              ------
  Diluted                   $6,190     $0.87     $4,215    $0.62     $3,666    $0.55
                            ======               ======              ======

14.  STOCK OPTION AND RESTRICTED STOCK PLANS

At December 31, 1997, under the 1996, 1995, 1993, 1992 and 1990 Stock Option and Restricted Stock Plans, 76,373, 430,555, 102,209, 22,218, and 21,961
shares, respectively, are available for grant.

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

Transactions and other information relating to the stock option plans for the three years ended December 31, 1997 are summarized below:


                                       1997                   1996                       1995
                               --------------------   --------------------      --------------------
                                           Weighted               Weighted                  Weighted
                                           Average                Average                    Average
                                Number     Exercise    Number     Exercise       Number     Exercise
                               Of Shares    Price     Of Shares    Price        Of Shares     Price
                               ---------   --------   ---------   --------      ---------   --------
Outstanding beginning of year  1,195,490    $  4.50   1,239,934    $  4.49        973,342    $  4.28
Granted                           43,060       8.53      15,560       6.59        374,467       5.09
Exercised                        (41,660)      4.09     (12,222)      4.30        (17,112)      4.31
Forfeited                        (25,117)      4.64     (47,782)      4.95        (90,763)      4.70
                               ---------    -------   ---------    -------      ---------    -------
Outstanding end of year        1,171,773    $  4.66   1,195,490    $  4.50      1,239,934    $  4.49
                               =========    =======   =========    =======      =========    =======
Exercisable end of year          827,246    $  4.04     743,680    $  3.70        652,915    $  3.70
                               =========    =======   =========    =======      =========    =======

Options outstanding at December 31, 1997 are summarized below:


                         Options Outstanding           Options Exercisable
                 ----------------------------------  ----------------------
                               Weighted
                                Average    Weighted                Weighted
                               Remaining   Average                 Average
                   Number     Contractual  Exercise    Number      Exercise
Exercise Prices  Outstanding     Life       Price    Exercisable    Price
---------------  -----------  -----------  --------  -----------   --------
$2.56              391,668       1.76      $  2.56     391,668     $  2.56
$4.24 - $5.51      450,645       6.55         4.75     298,068        4.70
$6.52 - $13.61     329,460       6.00         7.04     137,510        6.82
                 ---------                             -------
                 1,171,773                             827,246
                 =========                             =======

The weighted average fair value of the stock options granted during 1997 and 1996 was $2.81 and $2.12, respectively. The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              1997    1996
                                              ----    ----
    Expected life (years)                     5       5
    Risk-free interest rate                   6.43%   6.24%
    Expected volatility                      29.55%  30.74%
    Expected dividend yield                    1.4%   1.80%

The Company accounts for the stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards granted at fair market value. Had compensation cost for the Stock Plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation" (SFAS 123), the Company's pro forma income and earnings per share for 1997 and 1996 would have been:


                                           1997         1996
                                       ----------    ----------
Net Income                             $6,478,000    $3,365,000
Earnings per share - Basic                   1.19           .63
Earnings per share - Diluted                  .95           .53



Restricted stock
Participants under the restricted stock award plans are entitled to cash dividends and to vote their respective shares. The shares issued are held by the Company until the restriction period expires. Under the 1995, 1992 and 1990 plans, the restriction period is determined separately for each grant. Upon issuance of stock under such plans, unearned compensation equivalent to the market value at the date of grant is charged to stockholders' equity and subsequently amortized to expense over the restriction period. In 1997 and 1996, 49,166 and 75,000 shares were awarded at an average market price of $11.83 and $6.66, respectively with seven year restriction periods. The charge against net earnings for compensation under the plan was $116,100 in 1997 and $25,900 in 1996.

The restricted stock awards under the 1996 plan are issued to non-employee directors who elect to receive restricted stock in lieu of the annual retainer payable quarterly in cash. In 1997 and 1996, 3,177 and 3,783 shares were awarded at an average market price of $8.18 and $6.64, respectively. The charge against net earnings for director fees under the plan was $26,000 in 1997 and $16,100 in 1996.

Under the Company's 1992, 1990 and 1989 Stock Option and Restricted Stock Plans, a Committee of the Board of Directors is authorized to grant loans to option holders to purchase the shares of common stock upon the exercise of options. At December 31, 1997 and 1996, respectively, the outstanding note receivable balance was $272,000 and $340,000. The note was collateralized by 81,250 shares of the Company's common stock at December 31, 1997 and 1996. The note bears interest at an annual rate of 7.7%, payable annually, with principal payments due through December 2001. Outstanding loans are shown as a reduction of shareholders' equity on the balance sheet.

15.  EMPLOYEE BENEFIT PLANS

The Company has profit sharing and thrift employee benefit plans in effect for all eligible salaried employees. Company contributions under such plans are based upon a percentage of income with limitations as defined by the plans. Contributions amounted to approximately $1,650,000, $1,230,000 and $645,000 in 1997, 1996, and 1995, respectively.

Certain employees are covered under union-sponsored collectively bargained defined benefit plans. Expenses for these plans amounted to approximately $23,883,000, $15,387,000 and $10,265,000 in 1997, 1996 and 1995, respectively, as determined in accordance with negotiated labor contracts.

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

16.  MAJOR CUSTOMERS

The Company had one customer that accounted for 17.3% of the Company's consolidated contract revenue in 1997. In 1996, the Company had another customer that accounted for 12.1% of the Company's consolidated revenue. No customers accounted for more than 10% of the Company's consolidated contract revenues in 1995.


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

18. SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     (Dollars in thousands, except per share amounts)

                                                              1997
                                       ----------------------------------------------------
                                        Mar. 31   June 30    Sept. 30    Dec. 31     Year
                                       ----------------------------------------------------
Contract revenue                       $ 89,004   $112,310   $119,838   $110,124   $431,276

Gross profit                              7,385      9,954     11,789     10,532     39,660

Income from continuing operations           693      1,710      1,890      1,658      5,951

Net income                                  693      2,312      1,890      1,658      6,553

Earnings per share - basic:
  Income from continuing operations        0.13       0.31       0.35       0.30       1.09
  Net income                               0.13       0.42       0.35       0.30       1.20

Earnings per share - diluted:
  Income from continuing operations        0.11       0.25       0.27       0.24       0.87
  Net income                               0.11       0.34       0.27       0.24       0.96

Dividends paid per share                  0.033      0.033      0.033      0.033      0.132

Market price:
  High                                     8.40      10.99      14.18      14.85      14.85
  Low                                      7.20       6.98      10.50      12.44       6.98


                                                              1996
                                       ----------------------------------------------------
                                        Mar. 31   June 30    Sept. 30    Dec. 31     Year
                                       ----------------------------------------------------
Contract revenue                       $ 64,376   $ 69,052   $ 80,712   $ 96,437   $310,577

Gross profit                              6,430      8,028      8,282      8,901     31,641

Income from continuing operations           166      1,269      1,536        997      3,968

Net income                                  166        909      1,536        827      3,438

Earnings per share - basic:
  Income from continuing operations        0.03       0.24       0.29       0.18       0.74
  Net income                               0.03       0.17       0.29       0.15       0.64

Earnings per share - diluted:
  Income from continuing operations        0.03       0.20       0.23       0.16       0.62
  Net income                               0.03       0.15       0.23       0.13       0.54

Dividends paid per share                   0.03       0.03       0.03       0.03       0.12

Market price:
  High                                     6.60       7.05       7.05       7.73       7.73
  Low                                      6.00       6.15       6.23       6.30       6.00


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has no items to report under Item 9 of this report.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


(a) Identification of Directors
-------------------------------
Incorporated by reference from the Company's definitive proxy statement for use in conjunction with its annual meeting of stockholders under the caption "Election of Director".

(b) Identification of Executive Officers
----------------------------------------
The names and ages of the executive officers of the Company and their business experience during the past five years are set forth below:

Charles M. Brennan III (56)
---------------------------
Chairman (since August 1988) and Chief Executive Officer (since October 1989) Director (since 1986).

William S. Skibitsky (48)
-------------------------
President and Chief Operating Officer (since July 1996), President and Chief Operating Officer of The L. E. Myers Co. (Since May 1994) President of ABB Combustion Engineering Nuclear Services (1990 - January 1994)

Byron D. Nelson (51)
--------------------
Senior Vice President, General Counsel and Secretary (since February 1986).

Elliott C. Robbins (51)
-----------------------
Senior Vice President, Treasurer and Chief Financial Officer (since February
1986)

Betty R. Johnson (39)
---------------------
Controller (since June 1992); Senior Manager at Deloitte & Touche (1981 - June
1992).

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

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        Page
                                                                        ----
(a) 1. The following documents are included in Item 8:

       Responsibility for Financial Statements                           15

       Independent Auditors' Report                                      16

       Financial Statements:

         Consolidated Balance Sheet -
         December 31, 1997 and 1996                                      17

         Consolidated Statement of Operations -
         Years Ended December 31, 1997, 1996 and 1995                    18

         Consolidated Statement of Shareholders' Equity
         Years Ended December 31, 1997, 1996, and 1995                   19

         Consolidated Statement of Cash Flows
         Years Ended December 31, 1997, 1996, and 1995                   20

         Notes to Financial Statements                                   21

    2. All schedules are omitted because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

(b)  No reports on Form 8-K were filed by the Company during the fourth quarter
     1997.

(c) Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which appear at pages 34 and 35 and which are incorporated by reference.

                                  SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MYR GROUP INC.



                                     /s/ Elliott C. Robbins
                                     ------------------------------------------
                                     Elliott C. Robbins
                                     Senior Vice President, Treasurer
                                     and Chief Financial Officer

Dated:  March 18, 1998

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


(ii)   Principal Financial Officer:


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

/s/ William G. Brown
-----------------------------------
William G. Brown

/s/ Allan E. Bulley, Jr.
-----------------------------------
Allan E. Bulley, Jr.

/s/ Bide L. Thomas
-----------------------------------
Bide L. Thomas

/s/ John M. Harlan
-----------------------------------
John M. Harlan

                                MYR GROUP INC.

                          Annual Report on Form 10-K
                 For the Fiscal Year Ended December 31, 1997
                 -------------------------------------------

                                Exhibit Index


                                                                       Page
Number               Description                                 (or Reference)
------               -----------                                 --------------
2.1     Merger Agreement by and among the Company,
        HMM Corporation and Harlan Electric Company
        dated October 5, 1994, as amended                               (1)

3.1     Amended and Restated Certificate of Incorporation of
        the Company                                                     (2)

3.2     Bylaws of the Company (as amended)                              (3)

4.1     Form of 7% Subordinated Convertible Escrow and Non-Escrow
        promissory notes of the Company to certain former
        stockholders of Harlan Electric Company                         (4)

10.1    Form of Agreement for Supplemental Retirement and Death
        Benefit Programs of the Company and its subsidiaries            (5)

10.2    Form of Agreement of Indemnification for Directors of
        the Company and certain officers of the Company and its
        subsidiaries                                                    (6)

10.3    1989 Stock Option Plan                                          (7)

10.4    1990 Stock Option Plan                                          (7)

10.5    1992 Stock Option Plan                                          (7)

10.6    1995 Stock Option Plan                                          (7)

10.7    1993 Non-Employee Director Stock Option Plan                    (8)

10.8    1996 Non-Employee Director Stock Ownership Plan                 (9)

10.9    Management Incentive Program                                   (10)

10.10   Amended Employment Agreement between the Company and
        C. M. Brennan effective January 1, 1997.                       (11)

21      Subsidiaries of the Company                                     36

23      Independent Auditors' Consent                                   37

27      Financial Data Schedules                                        38
---------------------------------------------------------------------------

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

(11) Filed as exhibit 10.10 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1996, and incorporated herein by reference.