Form 10-Q
period 1998-03-31
MYR GROUP INC
filed 1998-05-15
CIK 700923

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   March 31, 1998

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

   Yes               No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1998: 5,605,992

                               MYR GROUP INC.

                                 I N D E X


   PART I.   Financial Information                             Page No.

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
          March 31, 1998 and December 31, 1997                     2

          Condensed Consolidated Statements of Operations -
          Three Months Ended March 31, 1998 and 1997               3

          Condensed Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1998 and 1997               4

          Notes to Condensed Consolidated Financial Statements   5-6

     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  7-8

   PART II.  Other Information

     Item 1.  Legal Proceedings                                    9

     Item 6.  Exhibits and Reports on Form 8-K                     9

   SIGNATURE                                                      10

   Part I, Item 1
   Financial Information
   MYR Group Inc.
   CONDENSED CONSOLIDATED BALANCE SHEETS
   (Dollars in thousands)
                                                  March 31        Dec. 31
                                                    1998           1997
                                                 (Unaudited)         *
   ASSETS
   Current assets:
      Cash and cash equivalents                    $      545   $   3,757
      Contract receivables including retainage         74,522      75,414
      Costs and  estimated earnings in excess of       20,782      14,919
      billings on uncompleted contracts
      Deferred income taxes                             5,322       5,322
      Other current assets                              1,081         587
   Total current assets                               102,252      99,999

   Property and equipment:                             55,607      54,858
      Less accumulated depreciation                    39,024      37,967
                                                       16,583      16,891

   Other assets                                         1,954         534
   Total assets                                    $  120,789   $ 117,424

   LIABILITIES
   Current Liabilities:
      Current maturities of long-term debt         $   17,638   $  13,462
      Accounts payable                                 19,212      19,727
      Billings in  excess of costs and estimated        9,559       9,183
      earnings on uncompleted contracts
      Accrued insurance                                13,084      15,121
      Other current liabilities                        20,347      19,908
   Total current liabilities                           79,840      77,401

   Deferred income taxes                                  746         746
   Other liabilities                                      419         415
   Long-term debt:
      Promissory notes and other debt                   1,604       1,625
      Industrial revenue bond                             480         480
      Subordinated convertible debentures               5,447       5,679
      Total long-term debt                              7,531       7,784

   SHAREHOLDERS' EQUITY
   Common stock and additional paid-in capital          6,243       5,582
   Retained earnings                                   28,121      27,238
   Treasury stock                                        (175)       (522)
   Restricted  stock  awards  and  shareholders'       (1,936)     (1,220)
   notes receivable
   Total shareholders' equity                          32,253      31,078

   Total liabilities and shareholders' equity      $  120,789   $ 117,424

   *Condensed from audited financial statements
   The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

   MYR Group Inc.

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   (Dollars in thousands except per share amounts)
   (Unaudited)


   Three Months Ended March 31               1998         1997

   Contract revenue                      $  110,671    $  89,004

   Contract cost                            101,742       81,619

   Gross profit                               8,929        7,385

   Selling, general and                       6,739        5,871
   administrative expenses

   Income from operations                     2,190        1,514

   Other income (expense)
      Interest income                             4            8
      Interest expense                        (445)         (250)
      Gain on sale of property and               47            7
      equipment
      Miscellaneous                               7         (124)

   Income before taxes                        1,803        1,155

   Income tax expense                           721          462

   Net income                            $    1,082    $     693


   Earnings per share:
      Basic                              $      .20    $     .13
      Diluted                            $      .17    $     .11

   Dividends per common share            $     .035    $    .033

   Average number of shares
   outstanding:
      Basic                                   5,548        5,406
      Diluted                                 6,621        6,887

   The "Notes to Condensed Consolidated Financial
   Statements" are an integral part of this statement.

   MYR Group Inc.

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   (Dollars in thousands)
   (Unaudited)

   Three Months Ended March 31                  1998           1997

   CASH FLOWS FROM OPERATIONS
   Net income                                 $  1,082     $     693
   Adjustments to reconcile  net income  to
   cash flows
      from operations
        Depreciation and amortization            1,248         1,292
        Amortization of intangibles                 52            58
        Gain from disposition of assets            (47)           (7)
        Changes in assets and liabilities       (8,623)       (3,885)

   Cash flows from operations                   (6,288)       (1,849)

   CASH FLOWS FROM INVESTMENTS
   Expenditures for property and equipment        (952)       (1,282)
   Proceeds from disposition of assets              59            27

   Cash flows from investments                    (893)       (1,255)

   CASH FLOWS FROM FINANCING
   Proceeds from long term debt                  4,156         2,762
   Proceeds from exercise of stock options           8            62
   Decrease    (increase)    in    deferred          4            (3)
   compensation
   Dividends paid                                ( 199)         (179)
   Cash flows from financing                     3,969         2,642

   Decrease in cash and cash equivalents        (3,212)         (462)
   Cash and cash  equivalents at  beginning      3,757         1,011
   of year

   Cash and cash equivalents at end of        $    545     $     549
   period


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

       The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

   2 - Acquisition

        On May 1, 1997, the Company completed the acquisition of all the stock of D.W. Close Company, Inc. ("D.W. Close"). D.W. Close is engaged primarily in the installation of lighting systems, electrical maintenance/construction and smart highway construction for commercial, industrial and municipal customers.

        All the shares of D.W. Close were exchanged for $400,000 in cash and $2,500,000 of promissory notes. The principal is due in installments of $250,000, $666,667, $666,667 and $916,666 on September
   30, 1997, May 1, 1998, 1999, 2000, with interest payable quarterly each year. The transaction has been accounted for using the purchase method of accounting.

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

   4 - Earnings Per Share

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

   Basic and diluted weighted average shares outstanding and earnings per share on net income are as follows:


                                 Three months ended March 31
   Share Data:                        1998        1997
       Basic Shares                   5,548       5,406
       Common equivalent shares         714         481
       Shares assumed converted         359       1,000
       Diluted shares                 6,621       6,887



                                      Three months ended March 31
                                      1998                    1997
                               Total   Per Share       Total   Per Share
   Net
   Income:
     Basic                     1,082    $   0.20        693    $   0.13
     Interest on convertible
     subordinated shares          22                     59

     Diluted                   1,104    $   0.17        752    $   0.11

   5 - Supplemental Quarterly Financial Information (Unaudited)
       (Dollars in thousands, except per share amounts)

                         1998                       1997
                        Mar. 31   Mar. 31  June 30  Sept. 30  Dec. 31  Year

Contract revenue        110,671    89,004  112,310  119,838   110,124 431,276

Gross profit              8,929     7,385    9,954   11,789    10,532  39,660

Income from continuing    1,082       693    1,710    1,890     1,658   5,951
operations

Net income                1,082       693    2,312    1,890     1,658   6,553

Earnings per share -
Basic:
  Income from continuing   0.20      0.13     0.31     0.35      0.30    1.09
  operations
  Net income               0.20      0.13     0.42     0.35      0.30    1.20

Earnings per share -
Diluted:
  Income from continuing   0.17      0.11     0.25     0.27      0.24    0.87
  operations
  Net income               0.17      0.11     0.34     0.27      0.24    0.96

Dividends paid per share  0.035     0.033    0.033    0.033     0.033   0.132

Market price:
  High                    12.81       8.40   10.99    14.18     14.85   14.85
  Low                     11.31       7.20    6.98    10.50     12.44    6.98



   6 - Pending Accounting Pronouncements

        In 1997, the Financial Accounting Standards Board Issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. This standard is effective for years beginning after December 15, 1997, and does not need to be applied to interim financial statements in the initial year of its application. It expands current disclosures and accordingly, will have no impact on the Company's reported financial position, results of operations and cash flows. The Company is assessing the impact of SFAS No. 131 on its current disclosures.

   Part I Item 2.        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations
                       for the Three Months Ending March 31, 1998
                                 (Dollars in thousands)

   Results of Operations

        Revenue for the quarter was $110,671, compared to $89,004 in 1997, or an increase of 24.3%. The revenue increase was primarily due to an increase of $10 million in the volume of work in Las Vegas on a major hotel and casino and the D.W. Close acquisition described in
   Note 2 to the Financial Statements.

        Gross profit for the quarter was $8,929, compared to $7,385 in 1997, or an increase of 20.9%. Gross profit as a percentage of revenue was 8.1% compared to 8.3% in 1997. The margin percentages in 1998 and 1997 are lower than normal for the Company due primarily to a greater percentage of our commercial-industrial revenues coming from a significant cost-plus fixed fee job in Las Vegas. The cost-plus fixed fee work generally involves lower financial risk, therefore generates lower margins. The 1998 margins were also negatively impacted by poor productivity due to excessively wet working conditions across the southern half of the country offset by lower than normal insurance costs as a result of favorable safety costs and insurance company reserve adjustments.

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

        Selling, general and administrative expenses for the quarter increased 14.8% to $6,739, compared to $5,871 in 1997. The increase reflects the inclusion of D.W. Close and additional compensations costs to support the higher volume of work. Selling, general and administrative expenses as a percentage of revenues decreased to 6.1% in 1998 from 6.6% in 1997 due to higher consolidated revenue spread over a relatively fixed expense base.

        Net interest expense for the quarter was $441 compared to $242 in 1997. The increase in interest expense was due to higher average outstanding bank debt levels in 1998 compared to 1997 and the addition of promissory notes for the D.W. Close acquisition. The higher average outstanding debt levels were necessary to support the working capital needs for the higher revenue volume and the increase of $8 million in net retentions, mainly relating to the major hotel and casino project in Las Vegas.

        Gain on sale of property and equipment was $47 compared to $7 in 1997. The 1998 gain reflects sales and disposals in our continuing efforts to modernize the equipment fleet.

        Other income for the quarter was $7 compared to other expense of $124 in 1997 and consisted primarily of bank fees and amortization of goodwill, offset by cash discounts. The decrease in other expense in 1998 is due to the elimination of amortization of goodwill as a result of the claim settlement with Harlan subordinated note holders.

        Income tax expense for the quarter was $721 compared to $462 in 1997. As a percentage of income, the effective rate was 40% in 1998 and 1997.

        The Company's backlog at March 31, 1998 was $136,500, compared to $136,400 at December 31, 1997, and $138,100 at March 31, 1997.
   Substantially all the current backlog will be completed within twelve months and approximately 80% will be completed by December 31, 1998.


   Liquidity and Capital Resources

        Cash flows provided from net proceeds of long term debt and the exercise of stock options for the quarter amounted to $4,164, which was used for operations of $6,288, net capital expenditures of $893 and dividends paid of $199. The Company's financial condition continues to be strong at March 31, 1998, with working capital of $22,412 compared to $22,598 at December 31, 1997. The Company's current ratio was 1.28:1 at March 31, 1998, compared to 1.29:1 at December 31, 1997.

        The Company  has  a  $20,000 revolving  and  $1,875  term  credit facility. As of March 31, 1998, there were $14,800 and $1,875 outstanding under the revolving and term credit facility, respectively. The Company has outstanding letters of credit with Banks totaling $14,536. The Company anticipates that its credit facility, cash balances and internally generated cash flows will continue to be sufficient to fund operations, capital expenditures and debt service requirements. The Company is also confident that its
   financial  condition  will   allow  it  to   meet  long-term   capital
   requirements.

        Capital expenditures for the quarter were $952 compared to $1,282 in 1997. Capital expenditures during these periods were used for normal property and equipment additions, replacements and upgrades. Proceeds from the disposal of property and equipment for the quarter amounted to $59 and $27 in 1997. The Company plans to spend approximately $5,700 on capital improvements during 1998.

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

   Item 4.Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of stockholders on May 6, 1998, pursuant to notice of meeting and proxy statement sent to stockholders of the Company. Stockholders elected Charles M. Brennan III as the Class III director to serve a term until the annual meeting of stockholders to be held in the year 2001. Mr. Brennan was the incumbent Class III director who was nominated for election by the Board of Directors for re-election. Messrs. William G. Brown (Class
   I), John M. Harlan (Class I), Allan E. Bulley, Jr. (Class II) and Bide
   L. Thomas (Class II) continue to serve as directors of the class indicated after the meeting.

   Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibits filed herewith are listed in the Exhibit Index filed as a part hereof and incorporated herein by reference.

     b. No reports on Form 8-K were filed by the Company for the 1st Quarter of 1998.


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

                              MYR Group Inc.



   Date:   May 14, 1998       By:       /s/
                              Elliott C. Robbins, Sr. Vice President,
                              Treasurer, and Chief Financial Officer
                              (duly authorized representative of
                              registrant and principal financial officer)

                               MYR Group Inc.
                        Quarterly Report on Form 10Q
                    for the Quarter Ended March 31, 1998


                               Exhibit Index


   Number    Description                     Page (or Reference)


     27      Financial Data Schedules                12