Form 10-Q
period 1998-06-30
MYR GROUP INC
filed 1998-08-11
CIK 700923

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1998

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

   Yes               No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 28, 1998: 5,619,825

                               MYR GROUP INC.

                                 I N D E X

PART I.  Financial Information                               Page No.

 Item 1. Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 1998 and December 31, 1997                     2

         Condensed Consolidated Statements of Operations -
         Three and Six Months Ended June 30, 1998 and 1997       3

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1998 and 1997                 4

         Notes to Condensed Consolidated Financial Statements   5-7

 Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations         8-9

PART II. Other Information

 Item 1. Legal Proceedings                                      10

 Item 4. Submission of Matters to a Vote of Security Holders    10

 Item 6. Exhibits and Reports on Form 8-K                       10

SIGNATURE                                                       11

Part I, Item 1
Financial
Information

MYR Group Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                                      June 30     Dec. 31
                                                        1998        1997
                                                    (Unaudited)       *
ASSETS
Current assets:
  Cash and cash equivalents                          $     600 $     3,757
  Contract receivables including retainage              76,520      75,414
  Costs and estimated earnings in excess of billings
  on uncompleted contracts                              17,754      14,919
  Deferred income taxes                                  5,322       5,322
  Other current assets                                   1,018         587
Total current assets                                   101,214      99,999

Property and equipment:                                 56,004      54,858
  Less accumulated depreciation                         39,792      37,967
                                                        16,212      16,891
Other assets                                             1,923         534
Total assets                                         $ 119,349 $   117,424

LIABILITIES
Current liabilities:
  Current maturities of long-term debt               $  17,213 $    13,462
  Accounts payable                                      14,291      19,727
  Billings in excess of costs and estimated earnings
  on uncompleted contracts                              11,234       9,183
  Accrued insurance                                     14,737      15,121
  Other current liabilities                             19,562      19,908
Total current liabilities                               77,037      77,401

Deferred income taxes                                      746         746
Other liabilities                                          423         415
Long-term debt:
  Promissory notes and other debt                          923       1,625
  Industrial revenue bond                                  480         480
  Subordinated convertible debentures                    5,447       5,679
Total long-term debt                                     6,850       7,784

SHAREHOLDERS' EQUITY
Common stock and additional paid-in capital              6,276       5,582
Retained earnings                                       29,996      27,238
Treasury stock                                             (53)       (522)
Restricted stock awards and shareholders' notes
  receivable                                            (1,926)     (1,936)
Total shareholders' equity                              34,293      31,078

Total liabilities and shareholders' equity           $ 119,349 $   117,424

*Condensed from audited financial statements
The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

MYR Group Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

Periods Ended June 30                Three Months          Six Months

                                   1998       1997         1998       1997

Contract revenue                $109,666    $112,310    $ 220,337  $ 201,314

Contract cost                     98,613     102,356      200,355    183,975

Gross profit                      11,053       9,954       19,982     17,339

Selling, general and
  administrative expenses          7,244       6,659       13,983     12,530

Income from operations             3,809       3,295        5,999      4,809

Other income (expense)
  Interest income                      2           8            6         16
  Interest expense                  (551)       (400)        (996)      (650)
  Gain (loss) on sale of
   property and equipment            227        (254)         274       (247)
  Miscellaneous                      (35)        201          (28)        77

Income from continuing
 operations before income taxe     3,452       2,850        5,255      4,005

Income tax expense                 1,381       1,140        2,102      1,602

Income from continuing operations  2,071       1,710        3,153      2,403

Income from discontinued
 operations                         ----         602         ----        602

Net income                       $ 2,071     $ 2,312    $   3,153    $ 3,005

Earnings per share - Basic:
  Income from continuing
   operations                    $   .37     $   .31    $     .57 $      .44
  Income from discontinued
   operations                       ----         .11         ----        .11
  Net Income                         .37         .42          .57        .55

Earnings per share - Diluted:
  Income from continuing
   operations                        .31         .25          .48        .36
  Income from discontinued
   operations                       ----         .09         ----        .09
  Net Income                         .31         .34          .48        .45

Dividends per common share          .035        .033         .070       .066

Weighted average common shares and common
 share equivalents outstanding
  Basic                            5,607       5,415        5,578      5,411
  Diluted                          6,691       6,964        6,660      6,924

The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

MYR Group Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

Six Months Ended June 30                            1998               1997

CASH FLOWS FROM OPERATIONS

Income from continuing operations             $     3,153        $      2,403
Adjustments to reconcile income from
 continuing operations to cash flows from
 continuing operations
    Depreciation and amortization                   2,520               2,732
    Amortization of intangibles                       ----                 54
    Loss (gain) on sale of property and
     equipment                                       (275)                247
    Changes in current assets and liabilities      (9,877)             (6,282)

Cash flows from continuing operations              (4,479)               (846)

Cash flows from discontinued operations               ----              2,456

Cash flows from operations                         (4,479)              1,610

CASH FLOWS FROM INVESTMENTS

Expenditures for property and equipment            (1,885)             (2,800)
Proceeds from disposition of assets                   446                 121
Cash used in acquisition, net of cash required        ----               (241)

Cash flows from investments                        (1,439)             (2,920)

CASH FLOWS FROM FINANCING

Proceeds from long term debt                        3,051               1,142
Proceeds from exercise of stock options                98                 112
Increase (decrease) in deferred compensation            7                  (6)
Dividends paid                                       (395)               (357)

Cash flows from financing                           2,761                 891

Decrease in cash and cash equivalents              (3,157)               (419)
Cash and cash equivalents at beginning of year      3,757               1,011
Cash and cash equivalents at end of period    $       600         $       592

The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

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

       The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

   2 - Acquisition

       On May 1, 1997, the Company completed the acquisition of all the stock of D.W. Close Company, Inc. (D.W. Close). D.W. Close is engaged primarily in the installation of lighting systems, electrical maintenance/construction and smart highway construction for commercial, industrial and municipal customers.

       All the shares of D.W. Close were exchanged for $400,000 in cash and $2,500,000 of promissory notes. The principal is due in installments of $250,000, $666,667, $666,667 and $916,666 on May 1,
   1997, 1998, 1999 and 2000, with interest payable quarterly each year. The transaction has been accounted for using the purchase method of accounting.

   3 - Discontinued Operations

       As part of the sale in 1988 of its former engineering subsidiary, the Company retained certain rights and obligations in connection with a lawsuit with National Union Fire Insurance Company of Pittsburgh, PA. In June 1997, the Company settled the lawsuit and received $4,250,000. The Company had a receivable relating to this lawsuit of $1,854,000. The remaining $2,396,000 related to reimbursement for interest and legal costs. The portion allocated to interest was $1,042,000 and was included in continuing operations as other income in the second quarter of 1997. The portion allocated to legal costs was $1,354,000. This amount was included in income from discontinued operations, reduced by additional expenses incurred for legal and other directly related costs totaling $350,000. The net result on discontinued operations for the three and six months ended June 30, 1997 was $602,000, including the income tax expense of $402,000.

   4 - Earnings Per Share

       On December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which requires the disclosure of two earnings per common share computations: basic and diluted. The basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock. The diluted earnings per share reflect the potential dilution which would result from the exercise of stock options and conversion of the convertible subordinated notes. Earnings per share computations for prior years have been restated to reflect this new standard.

       Basic  and  diluted  weighted  average  shares  outstanding   and
   earnings per share on income from continuing operations are as follows:

                                            Period Ended June 30
                                      Three Months         Six Months
Share Data:                          1998      1997       1998     1997
   Basic Shares                      5,607    5,415       5,578    5,411
   Common equivalent shares            725      549         723      513
   Shares assumed converted            359    1,000         359    1,000
   Diluted shares                    6,691    6,964       6,660    6,924

                                        Three Months Ended June 30
                                         1998                 1997
                                   Total   Per Share     Total   Per Share
Income from continuing operations:
   Basic                             2,071    $0.37       1,710    $0.31
   Interest on convertible
     subordinated shares                21                   59
   Diluted                           2,092    $0.31       1,769    $0.25

                                         Six Months Ended June 30
                                         1998                 1997
                                   Total   Per Share     Total   Per Share
Income from continuing operations:
   Basic                             3,153    $0.57       2,403    $0.44
   Interest on convertible
     subordinated shares                44                  118
   Diluted                           3,197    $0.48       2,521    $0.36

5 - Supplemental Quarterly Financial Information (Unaudited)
    (Dollars in thousands, except per share amounts)

                                                     1998
                                     Mar. 31 June 30 Sept 30 Dec 31   Year
Contract revenue                     110,671 109,666                 220,337

Gross profit                           8,929  11,053                  19,982

Income from continuing operations      1,803   3,452                   5,255

Net income                             1,082   2,071                   3,153

Earnings per share - Basic:
 Income from continuing operations      0.20    0.37                    0.57
 Net income                             0.20    0.37                    0.57

Earnings per share - Diluted:
 Income from continuing operations      0.17    0.31                    0.48
 Net income                             0.17    0.31                    0.48

Dividends paid per share               0.035   0.035                   0.070

Market price:
 High                                  12.81   14.25                   14.25
 Low                                   11.31   11.31                   11.31

                                                       1997
                                       Mar. 31 June 30 Sept 30 Dec 31   Year
Contract revenue                       89,004 112,310 119,838 110,124 431,276

Gross profit                            7,385   9,954  11,789  10,532  39,660

Income from continuing operations         693   1,710   1,890   1,658   5,951

Net income                                693   2,312   1,890   1,658   6,553

Earnings per share - Basic:
    Income from continuing operations    0.13    0.31    0.35    0.30    1.09
    Net income                           0.13    0.42    0.35    0.30    1.20

Earnings per share - Diluted:
    Income from continuing operations    0.11    0.25    0.27    0.24    0.87
    Net income                           0.11    0.34    0.27    0.24    0.96

Dividends paid per share                0.033   0.033   0.033   0.033   0.132

   Market price:
    High                                 8.40   10.99   14.14   14.85   14.85
    Low                                  7.20    6.98   10.50   12.44    6.98

6 - Pending Accounting Pronouncements

     In 1997, the Financial Accounting Standards Board Issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. This standard is effective for years beginning after December 15, 1997, and does not need to be applied to interim financial statements in the initial year of its application. It expands current disclosures and accordingly, will have no impact on the Company's reported financial position, results of operations and cash flows. The Company is assessing the impact of SFAS No. 131 on its current disclosures.

Part I Item 2.       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
                for the Three and Six Months Ending June 30, 1998
                            (Dollars in thousands)

Results of Operations

Continuing Operations

  Revenue for the three and six month periods was $109,666 and $220,337, compared to $112,310 and $201,314 in 1997. This is a decrease of 2.4% and a increase of 9.4% for the three and six month periods. The net decrease for the three month period relates to the winding down of a very large hotel and casino project in Las Vegas. Revenues without this job were up 6% for the three month period versus last year. The increase for the six month period relates to the large volume of work generated from the large hotel and casino project in Las Vegas and the D.W. Close acquisition described in
Note 2 to the Financial Statements.

     Gross profit for the three and six month periods was $11,053 and $19,982, compared to $9,954 and $17,339 in 1997. Gross profit as a percentage of revenue was 10.1% and 9.1% for the three and six month periods, respectively, compared to 8.9% and 8.6% in 1997. Margins were favorably impacted by lower workers compensation expense in the three month and six month period of 1998 as a result of the company's safety performance.

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

     Selling, general and administrative expenses for the three and six month periods were $7,244 and $13,983, compared to $6,659 and $12,530 in 1997. The increase for the three and six month periods reflects the inclusion of D.W. Close and additional compensation cost to support the higher volume of work in the past year. This represents 6.6% and 6.3% of consolidated revenues for the three and six month periods of 1998, compared to 5.9% and 6.2% for 1997.

     Net interest expense for the three and six month periods was $549 and $990, compared to $392 and $634 in 1997. The increase in interest expense results from higher bank debt to support working capital needs including higher retention receivable balances on the major hotel and casino project in Las Vegas.

     Gain (loss) on sale of property and equipment for the three and six month periods was $227 and $274, compared to ($254) and ($247) in 1997. The current year gain represents normal sales and disposals related to continued emphasis to modernize our fleet. The loss in 1997 related to the sales and disposal of damaged and obsolete units.

     Other expense for the three and six month periods was $35 and $28, compared to other income of $201 and $77 in 1997. The current year expense consists mainly of bank fees offset by cash discounts. The prior year income includes $1,042 relating to the settlement of a lawsuit (See Note 3 to the Financial Statements). Offsetting the prior year income amount are bank fees, amortization of goodwill, cost accrued for the clean-up and move out of an operating unit's facility as a result of consolidating operations and the write-off of an investment in land that has never been developed.

     Income tax  expense for  the three  and  six month  periods  was
$1,381 and  $2,102, compared  to $1,140  and $1,602  in 1997.   As  a
percentage of income, the effective rate was 40% in 1998 and 1997.

     The Company's backlog at June 30, 1998 was $143,400, compared to $130,600 at December 31, 1997 and $130,600 at June 30, 1997.
Substantially all the current backlog will be completed within twelve months and approximately 85% is expected to be completed by December 31, 1998.

Discontinued Operations

     During 1988, the Company sold two subsidiaries. As part of the sale of the engineering subsidiary, the Company retained certain rights and obligations in connection with two lawsuits. In the three and six month periods of 1997, the Company recorded amounts received from a settlement with National Fire Insurance Company of Pittsburgh, PA, which resulted in a gain of $602 ($1,004 pre-tax).

Liquidity and Capital Resources

     Cash flows provided from proceeds of long term debt amounted to $3,051, proceeds from the exercise of stock options amounted to $98, and proceeds from the disposition of property and equipment amounted to $446. The cash flows were primarily used for operations of $4,479, net capital expenditures of $1,885 and dividend payments of $395. The Company's financial condition continues to be strong at June 30, 1998 with working capital of $24,177, compared to $22,598 at December 31, 1997. The Company's current ratio was 1.31:1 at June 30, 1998, compared to 1.29:1 at December 31, 1997.

     The Company has a $20,000 revolving and $1,250 term credit facility. As of June 30, 1998, there were $15,000 and $1,250 outstanding under the revolving and term credit facility, respectively. The Company has outstanding letters of credit with Banks totaling $12,243. The Company anticipates that its credit facility, cash balances and internally generated cash flows will continue to be sufficient to fund operations, capital expenditures and debt service requirements. The Company is also confident that its financial condition will allow it to meet long-term capital requirements.

     Capital expenditures for the six months were $1,885, compared to $2,800 in 1997. Capital expenditures during these periods were used for normal property and equipment additions, replacements and upgrades. Proceeds from the disposal of property and equipment for the six months were $446 and $121 in 1997. The Company plans to spend approximately $5,700 on capital improvements during 1998.

Year 2000 Compliance

     Over the next two years, most companies will face a potentially serious business problem because many software applications and business equipment developed in the past may not properly recognize calendar dates beginning in the year 2000. This problem could cause systems to become unstable, stop working altogether or provide incorrect data based upon dates.

     In 1997, the Company began to evaluate and convert all systems that were not capable of performing properly in the year 2000 and beyond. All critical business systems within the Company are expected to be compliant by December 31, 1998. The evaluation, correction and testing of all material systems in the Company will include internal staff time as well as consulting and other expenses related to equipment upgrades and replacements and software modifications. The estimated costs associated with the project are not anticipated to be material to the financial position or results of operations in any given year and are being expensed as incurred.

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

   Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders in the second quarter of 1998 that were not previously disclosed.

   Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibits filed herewith are listed in the Exhibit Index filed as a part hereof and incorporated herein by reference.

     b. No reports on Form 8-K were filed by the Company for the second quarter of 1998.

   CAUTIONARY STATEMENT-- This Release may contain statements, which constitute forward-looking information as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and actual results may differ.

                                SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         MYR Group Inc.

Date: August 10, 1998    By:            /s/
                         Elliott C. Robbins, Sr. Vice President, Treasurer,
                         and Chief Financial Officer
                         (duly authorized representative of registrant and
                         principal financial officer)