Form 10-Q
period 1998-09-30
MYR GROUP INC
filed 1998-10-30
CIK 700923

Form 10-Q
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended   September 30, 1998

                                     OR

       (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to

                    Commission File Number   1-8325

                          MYR GROUP INC.
          (Exact name of registrant as specified in its charter)

          Delaware                              36-3158643
   (State or other jurisdiction of       (I.R.S.Employer Identification No.)
     incorporation or organization)

1701 W. Golf Road, Tower Three, Suite 1012, Rolling Meadows, Illinois  60008
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

Yes               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 23, 1998: 5,613,216

MYR GROUP INC.

                                 I N D E X

PART I.   Financial Information
                                                                     Page No.

  Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets -
       September 30, 1998 and December 31, 1997                          2

       Condensed Consolidated Statements of Operations -
       Three and Nine Months Ended September 30, 1998 and 1997           3

       Condensed Consolidated Statements of Cash Flows -                 4
       Nine Months Ended September 30, 1998 and 1997

       Notes to Condensed Consolidated Financial Statements            5-7

  Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations          8-11

PART II.  Other Information

  Item 1.  Legal Proceedings                                            12

  Item 4.  Submission of Matters to a Vote of Security Holders          12

  Item 6.  Exhibits and Reports on Form 8-K                             12

  SIGNATURE                                                             13

     Part I, Item 1
     Financial Information
     MYR Group Inc.
     CONDENSED CONSOLIDATED BALANCE SHEETS
     (Dollars in thousands)
                                                  September 30   Dec. 31
                                                      1998         1997
                                                  (Unaudited)       *
     ASSETS
     Current assets:
         Cash and cash equivalents                $      798 $   3,757
         Contract receivables including retainage     77,778    75,414
         Costs and  estimated earnings  in excess     20,313    14,919
         of billings on uncompleted contracts
         Deferred income taxes                         5,322     5,322
         Other current assets                            851       587

     Total current assets                            105,062    99,999

     Property and equipment                           55,979    54,858
         Less accumulated depreciation                39,838    37,967

                                                      16,141    16,891

     Other assets                                        526       534
     Total assets                                 $  121,729 $ 117,424
     LIABILITIES
     Current liabilities:
         Current maturities of long-term debt     $   15,255 $  13,462
         Accounts payable                             19,604    19,727
         Billings   in   excess   of  costs   and
         estimated   earnings    on   uncompleted
         contracts                                     9,550     9,183
         Accrued insurance                            16,782    15,121
         Other current liabilities                    15,987    19,908
     Total current liabilities                        77,178    77,401
     Deferred income taxes                               746       746
     Other liabilities                                   434       415
     Long-term debt:
         Promissory notes and other debt                 917     1,625
         Industrial revenue bond                         480       480
         Subordinated convertible debentures           5,447     5,679
     Total long-term debt                              6,844     7,784
     SHAREHOLDERS' EQUITY
     Common stock and additional paid-in capital       6,252     5,582
     Retained earnings                                32,085    27,238
     Treasury stock                                      (94)     (522)
     Restricted stock awards and shareholder note
     receivable                                       (1,716)   (1,936)
     Total shareholders' equity                       36,527    31,078
     Total liabilities and shareholders' equity   $  121,729 $ 117,424
     *Condensed from audited financial statements
     The Notes to  Condensed Consolidated Financial Statements
     are an integral part of this statement.

     MYR Group Inc.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     (Dollars in thousands except per
     share amounts)
     (Unaudited)
     Periods Ended September 30           Three Months        Nine Months
                                          1998      1997      1998      1997
     Contract revenue                 $122,282  $119,838 $ 342,619 $ 321,152
     Contract cost                     110,058   108,049   310,413   292,024
     Gross profit                       12,224    11,789    32,206    29,128
     Selling, general and
     administrative expenses             8,081     8,166    22,064    20,696
     Income from operations              4,143     3,623    10,142     8,432
     Other income (expense)
        Interest income                      3        7          9        23
        Interest expense                  (592)    (499)    (1,588)   (1,149)
        Gain (loss) on sale of
        property and equipment             226       40        500      (207)
        Miscellaneous                      (21)       1         29        56
     Income from continuing
       operations before income taxes    3,809     3,150     9,064     7,155

     Income tax expense                  1,524     1,260     3,626     2,862
     Income from continuing operations   2,285     1,890     5,438     4,293
     Income     from     discontinued
     operations                              -         -         -       602
     Net income                        $ 2,285   $ 1,890  $  5,438  $  4,895
     Earnings per share _ Basic:
        Income from continuing
        operations                     $   .40   $   .35  $    .97  $    .79
        Income from discontinued
        operations                           -         -         -       .11
        Net Income                         .40       .35       .97       .90
     Earnings per share _ Diluted:
        Income from continuing
        operations                         .34       .27       .82       .63
        Income from discontinued
        operations                           -         -         -       .09
        Net Income                         .34       .27       .82       .72
     Dividends per common share           .035      .033      .105      .099

     Weighted average common shares and
     common
      Share equivalents outstanding
         Basic                           5,616     5,424     5,591     5,415
         Diluted                         6,713     7,154     6,677     7,034


     The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

     MYR Group Inc.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (Dollars in thousands)
     (Unaudited)

     Nine Months Ended September 30                    1998           1997
     CASH FLOWS FROM OPERATIONS
     Income from continuing operations            $      5,438    $     4,293
     Adjustments to reconcile income from
     continuing operations to cash flows from
     continuing operations
          Depreciation and amortization                  3,483          4,042
          Amortization of intangibles                      141            179
          Loss (gain) from disposition of assets          (500)           207
          Changes in curren assets and liabilities     (10,030)       (13,080)
     Cash flows from continuing operations              (1,468)        (4,359)
     Cash flows from discontinued operations                 -          2,456
     Cash flows from operations                         (1,468)        (1,903)
     CASH FLOWS FROM INVESTMENTS
     Expenditures for property and equipment            (2,984)        (3,324)
     Proceeds from disposition of assets                   221            751
     Cash used in acquisition, net of cash acquired          -           (241)
     Cash flows from investments                        (2,233)        (3,344)
     CASH FLOWS FROM FINANCING
     Proceeds from long term debt                        5,349          1,086
     Proceeds from exercise of stock options               125            229
     Increase (decrease)in deferred compensation            18            (10)
     Dividends paid                                       (591)          (536)
     Cash flows from financing                           4,928            742
     Decrease in cash and cash equivalents              (2,959)          (319)
     Cash and cash equivalents at  beginning of year     3,757          1,011
     Cash and cash equivalents at end of period   $        798    $       692

     The Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

MYR Group Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 - Basis of Presentation
    The condensed consolidated balance sheets, statements of operations and statements of cash flows include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.
    The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim period.
    The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

3 - Discontinued Operations
    As part of the sale in 1988 of its former engineering subsidiary, the Company retained certain rights and obligations in connection with a lawsuit with National Union Fire Insurance Company of Pittsburgh, PA. In June 1997, the Company settled the lawsuit and received $4,250,000. The Company had a receivable relating to this lawsuit of $1,854,000. The remaining $2,396,000 related to reimbursement for interest and legal costs. The portion allocated to interest was $1,042,000 and was included in continuing operations as miscellaneous other income in the second quarter of 1997. The portion allocated to legal costs was $1,354,000. This amount was included in income from discontinued operations, reduced by additional expenses incurred for legal and other directly related costs totaling $350,000. The net result on discontinued operations for the nine months ended September 30, 1997 was $602,000, including the income tax expense of $402,000.

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

    Basic and diluted weighted average shares outstanding and earnings per share on income from continuing operations are as follows:

                                 Period Ended September 30
                             Three Months            Nine Months
Share Data:                 1998        1997       1998        1997
 Basic Shares              5,616       5,424      5,591       5,415
 Common equivalent shares    738         730        727         619
 Shares assumed converted    359       1,000        359       1,000
 Diluted shares            6,713       7,154      6,677       7,034

                            Three Months Ended September 30
                                 1998                    1997
                           Total    Per Share     Total     Per Share
Income from continuing
operations:
 Basic                     2,285       $0.40      1,890       $0.35
 Interest on convertible
   subordinated shares        22                     60
 Diluted                   2,307       $0.34      1,950       $0.27

                               Nine Months Ended September 30
                                1998                   1997
                           Total    Per Share     Total   Per Share
Income from continuing
operations:
 Basic                     5,438       $0.97      4,293       $0.79
 Interest on convertible
   subordinated shares        65                    178
 Diluted                   5,503       $0.82      4,471       $0.63

5 - Supplemental Quarterly Financial Information (Unaudited)
(Dollars in thousands, except per share amounts)
                                             1998
                          Mar. 31  June 30   Sept 30  Dec 31   Year
Contract revenue           110,671  109,666  122,282          342,619
Gross profit                 8,929   11,053   12,224           32,206
Income from continuing
operations                   1,082    2,071    2,285            5,438
Net income                   1,082    2,071    2,285            5,438
Earnings per share:
     Basic                    0.20     0.37     0.40             0.97
     Diluted                  0.17     0.31     0.34             0.82
Dividends paid per share     0.035    0.035    0.035            0.105
Market price:
 High                        12.81    14.25    16.88            16.88
 Low                         11.31    11.31    10.69            10.69

                                             1997
                          Mar. 31  June 30   Sept 30  Dec 31   Year
Contract revenue            89,004  112,310  119,838  110,124 431,276
Gross profit                 7,385    9,954   11,789   10,532  39,660
Income from continuing
operations                     693    1,710    1,890    1,658   5,951
Net income                     693    2,312    1,890    1,658   6,553
Earnings per share -
Basic:
 Income from continuing
 operations                   0.13     0.31     0.35     0.30    1.09
 Net income                   0.13     0.42     0.35     0.30    1.20
Earnings per share -
Diluted:
 Income from continuing
 operations                   0.11     0.25     0.27     0.24    0.87
 Net income                   0.11     0.34     0.27     0.24    0.96
Dividends paid per           0.033    0.033    0.033    0.033   0.132
share
Market price:
 High                         8.40    10.99    14.14    14.85   14.85
 Low                          7.20     6.98    10.50    12.44    6.98

6 _Accounting Pronouncements
    In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS No. 130 had no impact on the Company's financial statements.
    In 1997, the Financial Accounting Standards Board Issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. This standard is effective for years beginning after December 15, 1997, and does not need to be applied to interim financial statements in the initial year of its application. It expands current disclosures and accordingly, will have no impact on the Company's reported financial position, results of operations and cash flows. The Company is assessing the impact of SFAS No. 131 on its current disclosures.

Part I Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations
          for the Three and Nine Months Ending September 30, 1998
                          (Dollars in thousands)
Results of Operations
Continuing Operations
     Revenue for the three and nine month periods was $122,282 and $342,619, compared to $119,838 and $321,152 in 1997. This is an increase of 2.0% and 6.7% for the three and nine month periods. The increase in the three month period is due to significant storm related work. This increase is offset by a decrease in revenue from a major commercial electrical job for a hotel and casino in Nevada that was nearing completion in the third quarter of 1998. The nine month period increase is also due to the storm work and due to the acquisition of D.W. Close in the second quarter of 1997.
     Gross profit for the three and nine month periods was $12,224 and $32,206, compared to $11,789 and $29,128 in 1997. Gross profit as a percentage of revenue was 10.0% and 9.4% for the three and nine month periods, respectively, compared to 9.8% and 9.1% in 1997.
     Revenue and gross profit comparisons from quarter to quarter and comparable quarters of different periods may be impacted by variables beyond the control of the Company due to the nature of the Company's work as an electrical contractor. Such variables include unusual or unseasonable weather and delays in receipt of construction materials which typically results in lower revenues and lower margins in the first quarter when compared to other quarters. As a general rule, the better construction weather in the second, third and fourth quarters usually results in higher revenues and margins from those quarters. Competitive bidding pressures may cause these general trends to vary. Additionally, since the company's revenues are derived principally from providing construction labor services, insurance costs, particularly for workers compensation, are a significant factor in the Company's contract cost structure. Fluctuations in insurance reserves for claims under the retrospective rated insurance programs can have significant impact on gross margins, either upward or downward, in the period in which such insurance reserve adjustments are made.
     Selling, general and administrative expenses for the three and nine month periods were $8,081 and $22,064, compared to $8,166 and $20,696 in 1997. This represents 6.6% and 6.4% of consolidated revenues for the three and nine month periods of 1998, compared to 6.8% and 6.4% for 1997. The nine month period increase reflects additional compensation costs to support the higher volume of work, additional incentive compensation and profit sharing accruals as a result of higher profit levels and additional legal accruals on miscellaneous claims.
     Net interest expense for the three and nine month periods was $589 and $1,579, compared to $492 and $1,126 in 1997. The increase in net interest expense results from higher bank debt to support working capital needs as a result of the higher volume of work and higher retention receivable balances on the major hotel and casino project in Nevada.
     Gain (loss) on sale of property and equipment for the three and nine month periods was $226 and $500, compared to $40 and ($207) in 1997. The gain for the current year represents sales and disposals related to continued emphasis to modernize the equipment fleet. The 1997 gain (loss) related to normal sales and disposals and the sale and disposal of damaged and obsolete equipment.

     Miscellaneous other income (expense) for the three and nine month periods was $29 and $1, compared to ($21) and $56 in 1997. The current year income consists mainly of cash discounts offset by bank fees. The prior year nine month income includes $1,042 relating to the settlement of a lawsuit (See Note 3 to the Financial Statements). Offsetting the prior year income amount are bank fees, amortization of goodwill, cost accrued for the clean-up and move out of an operating unit's facility as a result of consolidating operations and the write-off of an investment in land that has never been developed.

     Income tax expense for the three and nine month periods was $1,524 and $3,626, compared to $1,260 and $2,862 in 1997. As a percentage of income, the effective rate for the three and nine month periods of 1998 and 1997 was 40%.
     The Company's backlog at September 30, 1998 was $135,100, compared to $130,600 at December 31, 1997, and $132,500 at September 30, 1997.
Substantially all the current backlog will be completed within twelve months and approximately 60% is expected to be completed by December 31, 1998.
    On August 26, 1998, the Company announced the execution of a letter of intent to acquire The Kirk & Blum Manufacturing Company and kbd/TECHNIC, Inc. At this time no determination has been made as to whether or when this transaction will be completed.

Discontinued Operations
     During 1988, the Company sold two subsidiaries. As part of the sale of the engineering subsidiary, the Company retained certain rights andobligations in connection with two lawsuits. In the nine month period of 1997, the Company recorded amounts received from a settlement with National Fire Insurance Company of Pittsburgh, PA, which results in a gain of $602 ($1,004 pre-tax). (See Note 3 to Financial Statements).
Liquidity and Capital Resources
    Cash flows provided from proceeds from long term debt amounted to $1,086, proceeds from the disposition of property and equipment amounted to $751 and proceeds from the exercise of stock options amounted to $229. The cash flows were primarily used by operations for the nine months of $1,468, net capital expenditures of $2,984, and dividend payments of $591. The Company's financial condition continues to be strong at September 30, 1998 with working capital of $27,884, compared to $22,598 at December 31, 1997. The Company's current ratio was 1.36:1 at September 30, 1998, compared to 1.29:1 at December 31, 1997.
    The Company has a $20,000 revolving and $625 term credit facility. As of September 30, 1998, there were $13,680 and $625 outstanding under the revolving and term credit facility. The company has outstanding letters of credit with banks totaling $4,927. The company anticipates that its credit facility, cash balances and internally generated cash flows will continue to be sufficient to fund operations, capital expenditures and debt service requirements. The Company is also confident that its financial condition will allow it to meet long-term capital requirements.
    Capital expenditures for the nine months were $2,984, compared to $3,324 in 1997. Capital expenditures during these periods were used for normal property and equipment additions, replacements and upgrades. Proceeds from the disposal of property and equipment for the nine months were $751 compared to $221 in 1997. The Company plans to spend approximately $4,000 on capital improvements during 1998.
YEAR 2000 Compliance:

General
The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with 20 instead of the familiar 19. If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, it could affect the global economy.

State of Readiness
In 1997, the Company established an  organization wide project to  identify
non-compliant  items,  formulate  corrective   actions  and  to   implement
corrective actions  to mitigate  the  year 2000  issue.   The  Company  has
identified three categories of components that require attention:
1. Information technology (IT) systems, such as mainframes, midranges, personal computers and networks
2. Non-IT systems such as equipment, machinery, climate control, security and telephone systems, which may contain microcontrollers with embedded technology
3.   Third party IT and Non-IT systems
The table below summarizes the estimated completion percentages of the three categories and stages that are being undertaken to mitigate the Year 2000 issue.

            Identification   Formulation    Implementation
              of material   of corrective    of corrective     Planned
                 items         actions          actions       Completion
IT systems        95%            95%             85%        December,1998
Non-IT systems    80%            80%             25%       September,1999
Third party
systems           85%            85%             50%       September,1999
Although the Company has contacted its major suppliers to determine their readiness regarding the Year 2000 issue and has been assured that they are working to mitigate its effects, the Company has no way of determining what level of compliance they will attain by the year 2000. The Company is currently in the process of contacting its major customers to state our projected level of compliance and to evaluate their planned level of compliance. Upon receiving the responses, the Company will formulate corrective actions. There is no guarantee that systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.
If all material components are not identified or all appropriate corrective actions are not taken or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. Year 2000 Costs
Costs related to the Year 2000 issue are funded through operating cash flows and are being expensed as incurred. Through the third quarter of 1998, the Company has expended approximately $15,000 in remediation efforts, which consisted of costs associated with modifying the source code of existing software. Based upon the Company's investigations to date, it estimates the total costs related to the Year 2000 issue would be immaterial and range from $50,000 to $75,000. This amount may vary substantially as the Company continues to evaluate items associated with the Year 2000 issue.
Year 2000 Risks
The most reasonably likely worst case scenario for the Company is the failure of a supplier to be Year 2000 compliant such that its supply of needed products or services is interrupted temporarily. This could result in the Company not being able to fulfill its obligation on a construction contract, which could cause lost sales and profits and possibly additional exposure for non-performance and damage claims.

Year 2000 Contingency Plans
The Company is currently evaluating business disruption scenarios, coordinating the establishment of Year 2000 contingency plans and identifying and implementing preemptive strategies. Detailed contingency plans for critical business processes will be developed by September 1999. The costs of the project and the date on which the Company believes it will complete the Year 2000 project are based on management's best estimates, which were derived utilizing numerous assumptions and future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant codes, the level of compliance by key suppliers and customers, and similar uncertainties. CAUTIONARY STATEMENT_ This Form 10-Q may contain statements, which constitute forward-looking information as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission. These statements are based on the Company's expectations and are subject to risks and uncertainties that may cause the actual results in the future to differ significantly from the results expressed or implied in any forward-looking statements contained in this filing. Such forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.

                                  PART II
Item 1.  Legal Proceedings
  The Company is a defendant in lawsuits arising in the ordinary course of its business. In the opinion of the Company's management, based in part upon the advice of its counsel, these lawsuits are covered by insurance, provided for in the consolidated financial statements of the Company, or are without merit, and the Company's management is of the opinion that the ultimate disposition of any of these pending lawsuits will not have a material adverse impact on the Company in relation to the Company's consolidated financial condition.
Item 4.  Submission of Matters to a Vote of Security Holders
  No matters were submitted to a vote of security holders in the third quarter of 1998 that were not previously disclosed.
Item 6 .  Exhibits and Reports on Form 8-K
  a. Exhibits filed herewith are listed in the Exhibit Index filed as a part hereof and incorporated herein by reference.
  b. A Report on Form 8-K was filed by the Company on August 10, 1998 reporting a change in certifying accountant.

                                SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   MYR Group Inc.

Date:             October 30, 1998    By:   /s/ Betty R. Johnson
                                   Betty R. Johnson
                                   Vice President and Controller
                                   (duly authorized representative of registrant and principal financial officer)

 MYR Group Inc.
                       Quarterly Report on Form 10Q
                 for the Quarter Ended September 30, 1998
                               Exhibit Index

Number    Description                                  Page (or Reference)

27   Financial Data Schedules                          15