Form 10-K
period 1998-12-31
MYR GROUP INC
filed 1999-03-29
CIK 700923

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
  (Mark One)

   x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               For fiscal year ended December 31, 1998

                                 OR

  ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ___________ to ___________.

                   Commission File Number:  1-8325

                            MYR Group Inc.
       (Exact name of registrant as specified in its charter)

              Delaware                                36-3158643
    (State or other jurisdiction                   (I.R.S. Employer
         of incorporation)                        Identification No.)

            1701 W. Golf Road, Rolling Meadows, IL  60008
         (Address of principal executive offices) (Zip Code)

  Registrant's telephone number, including area code:  (847) 290-1891

     Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
       Title of each class                     on which registered
    Common Stock, $1 par value               New York Stock Exchange

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

                      Yes  x     No____

       The aggregate market value of the registrant's Common Stock, $1 par value, held by non-affiliates of the registrant as of March 8, 1999, was $49,062,334 based on the closing price on that date on the New York Stock Exchange. As of March 8, 1999, 5,749,900 shares of the registrant's Common Stock, $1 par value were outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE
  Those sections or portions of the definitive proxy statement of MYR Group Inc. for use in connection with its annual meeting of stockholders to be held May 10, 1999 are incorporated by reference into Part III of this annual report.

                        Table of Contents
                    and Cross-Reference Sheet

                                                        Page or Reference
                                                        -----------------
PART I
        Item 1.  Business....................................       3

        Item 2.  Properties..................................       6

        Item 3.  Legal Proceedings...........................       7

        Item 4.  Submission of Matters to a Vote of Security
                 Holders.....................................       7

Part II
        Item 5.  Market for Registrant's Common Equity and
                 Related Stockholder Matters.................       8

        Item 6.  Selected Financial Data.....................       9

        Item 7.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations     10

        Item 8.  Financial Statements.......................       15

        Item 9.  Changes in and Disagreements with Independent
                 Auditors on Accounting and Financial
                 Disclosure.................................       31

Part III
        Item 10. Directors and Executive Officers of the
                 Registrant.................................       32

        Item 11. Executive Compensation ....................       32

        Item 12. Security Ownership of Certain Beneficial
                 Owners and Management......................       32

        Item 13. Certain Relationships and Related Transactions    32

Part IV
        Item 14. Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K........................       33

Signatures................................................         34

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

  The consolidated financial statements and notes thereto set forth in Part II, Item 8 of this report contain information regarding D.W. Close since May 1, 1997.

  The general offices of the Company are located at 1701 West Golf Road, Rolling Meadows, Illinois.

  Construction Services

  The Company conducts its business through its direct and indirect operating subsidiaries. The construction services performed by the Company are principally involved in two areas, infrastructure services and commercial/industrial services. The commercial/industrial services include electrical construction and mechanical construction.

  Infrastructure Services

  The infrastructure construction and maintenance services involve primarily electric utility line construction and maintenance services to electric utilities, other similar entities and other users of these higher voltage electrical construction services, gas utility construction services to utilities, telecommunication construction services to a broad spectrum of clients and traffic signal and street lighting construction services predominantly to various departments of transportation and municipalities.

  Myers, Hawkeye, Harlan, Sturgeon and D.W. Close each provide some or all of these services to their respective markets. The Company generally serves the electric utility and gas utility industries as a prime construction contractor while its telecommunications services and its traffic and street lighting services are provided both as a prime contractor and as a subcontractor. Designs and specifications for a project are usually prepared by the clients or their agents. The services provided to electric utilities and other similar entities include the construction and maintenance of high voltage transmission lines, substations and distribution systems. The gas construction services involves the underground installation and repair of gas mains and lines. The telecommunications services include the installation of foundations and towers for PCS and cellular wireless communication installations, fiber optic and copper communication installation for the transmission of voice, data and video. The Company also installs telecommunications/teledata services which include LAN/WAN, telephone, video, voice, data, security and fire alarm systems. The Company supplies the management, labor, equipment and tools necessary to construct the project. Construction materials are generally supplied by the clients although the Company occasionally may be required to procure and supply the construction materials. Most contracts undertaken by the Company are completed within twelve months, although certain contracts may extend for longer periods.

  Commercial/Industrial Construction Services

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

  General

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

  Customers

  Electric utilities, in the aggregate, represent the largest customer base of the Company. During the last five years, the Company's ten largest customers accounted for 44.4% of its consolidated contract revenues and its single largest customer accounted for 10.2% of such revenue. General contractors, as a group, constitute a significant group of customers for the Company's commercial and industrial work. Municipal or other government funded large projects provide the Company with significant revenues when it is awarded all or a substantial part of the electrical construction work on such projects.

  In 1998 the Company's ten largest customers accounted for 47.1% of annual revenues. The Company's single largest customer during 1998 accounting for 12.7% of such revenue.

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

  The Company's backlog was $140.1 million at December 31, 1998, compared to $136.4 million at December 31, 1997. The varying magnitude and duration of projects undertaken by the Company may result in substantial fluctuations in its backlog from time to time. Substantially all of the December 31, 1998 backlog will be completed in 1999.

  Certain of the projects which the Company undertakes are not completed in one accounting period. Revenue on construction contracts is recorded on the percentage-of-completion accounting method determined by the ratio of cost incurred to date on the contracts (excluding uninstalled direct materials) to management's estimates of total contract costs. Projected losses are provided for in their entirety when identified.

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

  Competition

  The Company's business is highly competitive in both its infrastructure construction services and commercial/industrial construction services. Competition in both areas is primarily based on the price of the construction services rendered and upon the reputation for quality, safety and reliability of the contractor rendering them. The competition encountered by the Company can vary depending upon the type of construction services which it renders.

  Infrastructure Construction Competition

  The infrastructure construction and maintenance service provided by the Company often requires larger amounts of capital and more specialized equipment than the requirements for commercial/ industrial construction. Larger infrastructure projects require more heavy duty equipment as well as stronger financial resources to meet the cash flow requirements of these projects. These factors sometimes reduce the number of potential competitors on these projects to the larger competitors. The number of firms which generally compete for any significant infrastructure project varies greatly depending on a number of factors, including the size of the project, its location and the bidder qualification requirements imposed upon contractors by the customer. Many of the competitors the Company encounters restrict their operations to one geographic area while others operate nationally, as does the Company.

  Commercial/Industrial Construction Competition

  Competition for the commercial/industrial construction services provided by the Company varies greatly. Size and location of the project will impact which competitors and the number of competitors that the Company will encounter on any particular project. The individual relationships with general contractors developed over several years by particular contractors based upon prior projects worked together will impact the Company's and its competitors' opportunities to bid on certain projects. The equipment requirements for this type of work are generally not as significant as for the infrastructure construction. Since commercial and industrial construction typically involves the purchase of materials by the contractor the financial resources to meet these requirements on particular projects may impact the competition the Company encounters. The Company has performed such construction services principally in the western half of the United States with the exception of the mechanical portion of the Company's commercial and industrial construction services, provided through Power Piping which have been performed principally in the eastern half of the United States. Certain of the Company's competitors for this type of work operate nationally, however, the preponderance of the Company's competition operates regionally.

  The Company's competition includes entities which operate solely as union contractors, solely as non-union contractors, or in certain cases, through related companies having both union and non-union contractors.

  In essentially all cases involving maintenance services provided by the Company, the Company's customers will also perform some or all of these types of services as well.

  Employees

  At December 31, 1998, the Company had approximately 355 salaried employees including executive officers, district managers, project managers, superintendents, estimators, office managers, and staff and clerical personnel. The Company also employed approximately 3,300 hourly-rated employees. This number fluctuates depending upon the number and size of the projects under construction by the Company at any particular time. During peak construction periods, the Company had about 4,000 hourly-rated employees working on various construction projects in 1998. Approximately 90% of the Company's hourly-rated employees were members of the International Brotherhood of Electrical Workers ("IBEW"), AFL-CIO. Such IBEW employees are represented by numerous local unions under various agreements with varying terms and expiration dates. Such local agreements are entered into by and between the IBEW local and the National Electrical Contractors Association, of which the Company is a member. On occasion the Company will employ employees who are members of other trade unions pursuant to multi-employer, multi-union project agreements.

  Item 2.  Properties

  Construction Equipment

  The Company owns a substantial amount of construction equipment. This equipment, which at December 31, 1998 had an aggregate cost of $47.3 million and a book value of $10.1 million includes, among other items, trucks, trailers, tractors, tension stringing machines, bulldozers, bucket trucks, digger derricks, cranes and construction tools. Circumstances often require the Company to lease or rent various items of equipment in connection with its work on particular projects. The terms of these equipment leases and rental agreements are generally related to the length of time to complete the construction contract and sometimes include an option to purchase. The Company generally exercises the lease-purchase options with respect to such equipment, and in such cases, usually receives a credit toward the purchase price in the amount of all or a portion of the rentals paid on the lease.

  Real Estate

  The general offices of the Company occupy approximately 10,500 square feet of leased space in an office building at 1701 West Golf Road,
  Rolling Meadows, Illinois. The lease on these quarters expires in February, 2004. Rent expense for this property in 1998 totaled approximately $159,000.

  The Company owns land which at December 31, 1998 aggregated approximately 46 acres. Buildings owned by the Company as of the same date contained approximately 174,000 square feet of space and housed certain regional offices and equipment centers, as well as a number of small warehouses and garages.

  Certain other regional locations, which were leased on December 31, 1998, contained approximately 131,000 square feet of enclosed space. Rentals for such property in 1998 totaled approximately $1.2 million and were under both long and short-term leases.

  The following table sets forth Company acquisitions of all property and equipment, including acquisitions under capital leases, during each of the last three years.

                   Year            Amount
                   ----            ------
                   1998         $4,545,000
                   1997         $4,173,000
                   1996         $5,293,000


  Item 3.  Legal Proceedings

  The Company is a defendant in a number of lawsuits arising in the ordinary course of its business. In the opinion of the Company's management, based in part upon the advice of its counsel, these lawsuits are covered by insurance, provided for in the consolidated financial statements of the Company, or are without merit, and the Company's management is of the opinion that the ultimate disposition of any of these pending lawsuits will not have a material adverse impact on the Company in relation to the Company's consolidated financial condition.

  Item 4.  Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders in the fourth quarter of the year ended December 31, 1998.

                               PART II

  Item  5.    Market  for  the  Registrant's  Common  Equity  and   Related
  Stockholder Matters

  The shares of Common Stock of the Company are listed and traded on the New York Stock Exchange. As of March 8, 1999 there were 748 holders of record of the shares of Common Stock of the Company. The following table sets forth quarterly market price and dividend information per share for the Common Stock of the Company (see Note 19 to the Financial Statements).

     Quarter Ended            Stock Price Range (1)    Dividends Declared (1)
     -------------            -------------------      --------------------
  December 31, 1998            $10.13   -  $12.88           $.035
  September 30, 1998            10.69   -   16.88            .035
  June 30, 1998                 11.31   -   14.25            .035
  March 31, 1998                11.31   -   12.81            .035

  December 31, 1997            $12.44   -  $14.85           $.033
  September 30, 1997            10.50   -   14.18            .033
  June 30, 1997                  6.98   -   10.99            .033
  March 31, 1997                 7.20   -    8.40            .033

  (1) The stock price range and dividends declared reflect a five-for-three stock split in the form of a stock dividend on December 15, 1997.


Item 6.  Selected Financial Data

CONTINUING OPERATIONS
===============================================================================
(Dollars in thousands except per share amounts)
===============================================================================
Years ended December 31         1998        1997        1996      1995     1994

 FOR   Contract revenue       $459,343   $431,276   $310,577  $266,965  $86,842
 THE   Income                    7,888      5,951      3,968     3,429    2,329
 YEAR  Depreciation and
       Amortization              4,565      5,580      6,091     6,189    3,191
       Capital expenditures      4,545      4,173      5,293     4,959    4,449
       Interest expense          2,160      1,720      1,826     1,772       99
       ------------------------------------------------------------------------
 AT    Backlog                $140,100   $136,400   $134,900  $ 69,100  $28,200
 YEAR  Working capital          30,176     22,598     14,171    15,490    8,595
 END   Property (net)           16,102     16,891     22,239    23,144   14,652
       Total assets            110,199    117,424     98,486   101,834   39,644
       Total long-term debt      6,614      7,784      8,995    14,590      318
       Shareholders' equity     39,348     31,078     29,570    26,618   23,622
       Shares outstanding        5,699      5,488      5,395     5,303    5,287
       ------------------------------------------------------------------------
 PER   Income
 SHARE   Basic                $   1.40   $   1.09   $    .74  $    .65  $   .44
 DATA    Diluted                  1.20        .87        .62       .55      .42
       Book value                 6.90       5.66       5.48      5.02     4.47
       Stock price range
         Low                     10.13       6.98       6.00      4.78     4.39
         High                    16.88      14.85       7.73      7.15     6.13
       Cash dividends            .1400      .1320      .1200     .1091    .0990

       ========================================================================
            NOTES: 1. Selected financial data for 1998, 1997, 1996 and 1995 includes Harlan Electric Company since the January 3,
                      1995 date of  acquisition.   The 1998  and 1997  data
                      includes D.W.  Close Company  since the  May 1,  1997
                      date of acquisition.   See  Note 2  to the  Financial
                      Statements.

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

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations

  Continuing Operations

  Revenues increased 6.5% to $459.3 million in 1998 from $431.3 million in 1997. The 1998 increase in revenue was due to higher storm work, alliance related work and the D.W. Close acquisition in the second quarter of 1997 as described in Note 2 to the Financial Statements. This increase is offset by a decrease in revenues from a major commercial electrical job for a hotel and casino in Nevada that was completed in 1998. Revenues increased by 13.8%, excluding this project.

  Revenues increased 38.9% to $431.3 million in 1997 from $310.6 million in 1996. The 1997 increase in revenues was due to a higher volume of commercial and industrial services, an increase in line work in California and the D.W. Close acquisition described in Note 2 to the Financial Statements. The commercial and industrial services include a major electrical job for a hotel and casino in Nevada that did not have significant revenue until the fourth quarter of 1996. The increase is also a result of the Company's success at capitalizing on the rapidly growing trend by its customers to outsource their electrical, telecommunication, facility management and mechanical construction and service requirements.

  The use of alliances, primarily with our electrical utility customers, continued in 1998. In 1998 alliances accounted for $126 million of revenues versus $121 million of revenues in 1997. Clients use alliances to award some or all of their construction requirements to one or more preferred contractors at negotiated prices.

  Gross profit increased 14.0% to $45.2 million in 1998 from $39.7 million in 1997. The gross profit percentage increased to 9.8% in 1998 compared to 9.2% in 1997, in part, due to a lesser percent of our commercial and industrial revenues coming from a significant cost-plus fixed-fee job. This type of work generally involves lower financial risk, therefore frequently generates lower margins. The gross profit percentage also increased due to lower insurance costs as a result of the impact of our safety program on construction costs. Offsetting these increases in gross margin percentages were losses at a recently acquired business doing commercial and industrial electrical work. The unit, which was acquired as a turnaround opportunity, has made a number of significant changes in its operations. Based on its reorganized management team and excellent client relationships, it is expected to be profitable in 1999.

  Gross profit increased 25.3% to $39.7 million in 1997 from $31.6 million in 1996 due primarily to the growth in revenues. The gross profit percentage decreased to 9.2% in 1997, compared to 10.2% in 1996 due, in large part, to a greater percent of our commercial and industrial revenues coming from a significant cost-plus fixed-fee job.

  Revenue  and  gross  profit  comparisons  from  quarter  to  quarter  and comparable quarters of different years may be impacted by variables beyond the control of the Company due to the nature of the Company's work as an outside electrical Contractor. Such variables include unusual or unseasonable weather and delays in receipt of construction materials on projects where the materials are provided to the Company by its clients. The client mix of the Company's work from period to period can impact gross margin percentage. As the percent of revenue derived for projects in which the Company supplies materials increases, the gross profit percentage will generally decrease. As the percentage of revenue derived from cost-plus work increases, margins may also decrease since this work involves lower financial risk. Finally, since the Company's revenues are derived principally from providing construction labor services, insurance costs, particularly for workers' compensation, are a significant factor in the Company's contract cost structure. Fluctuations in insurance reserves for claims under the high deductible insurance programs can have a significant impact on gross margins, either upward or downward, in the period in which such insurance reserve adjustments are made.

  Selling, general and administrative expenses increased 9.7% to $30.9 million in 1998 from $28.2 million in 1997. The increase reflects the inclusion of D.W. Close for a full year, additional compensation and related relocation costs to support the higher volume of work and increased training related costs associated with new management development programs. Selling, general and administrative expenses as a percentage of revenues increased to 6.7% in 1998 from 6.5% in 1997.

  Selling, general and administrative expenses increased 19.2% to $28.2 million in 1997 from $23.6 million in 1996. The increase reflects the inclusion of D.W. Close, additional compensation costs to support the higher volume of work, additional incentive compensation and profit sharing accruals as a result of higher profit levels and additional legal accruals on miscellaneous claims. Selling, general and administrative expenses as a percentage of revenues decreased to 6.5% in 1997 from 7.6% in 1996 due to higher consolidated revenue volume spread over a relatively fixed expense base.

  Net interest expense was $2.1 million in 1998 compared to $1.7 million in 1997. Interest expense increased in 1998 primarily due to higher average bank debt throughout the year to support working capital needs as a result of the higher volume of work and higher average retention receivable balances relating to the major hotel and casino project in Nevada.

  Net interest expense was $1.7 million in 1997 compared to $1.8 million in 1996. Interest expense decreased in 1997 primarily due to the decrease in term debt used to acquire Harlan.

  Gains recognized from sales of property and equipment were $550,000 and $668,000 in 1998 and 1996, respectively, compared to losses recognized from sales of property and equipment of $76,000 in 1997. The gain in the current year is primarily due to the sale of equipment as a result of a program to modernize the equipment fleet and the sale of a facility as a result of consolidating operations. The loss in 1997 was primarily due to the sale and disposal of obsolete and damaged equipment as a result of the program initiated to modernize the equipment fleet.

  Net other income was $175,000 in 1998 compared to net other income of $178,000 in 1997 and to net other expenses of $483,000 in 1996. The 1998 other income represents cash discounts and the reversal of the prior year's accruals for the clean-up and move out of an operating unit's facility that were not needed when the property was sold. This income is offset by bank fee expenses. The 1997 other income includes $1 million relating to the settlement of a lawsuit (see Note 5 to the Financial Statements). Offsetting this amount are bank fees, amortization of goodwill, costs accrued for the clean-up and move out of an operating unit's facility as a result of consolidating operations and the write off of an investment in land that has never been developed.

  Income tax expense was $5.0 million in 1998, $4.0 million in 1997 and $2.4 million in 1996. As a percentage of income the effective rate was 39.0% for 1998, 40.0% for 1997 and 38.0% for 1996.

  The Company's backlog was $140.1 million at December 31, 1998, $136.4 million at December 31, 1997 and $134.9 million at December 31, 1996. Substantially all of the current backlog will be completed within twelve months.

  Discontinued Operations

  As part of the sale in 1988 of its former engineering subsidiary, the Company retained certain rights and obligations in connection with a lawsuit with National Union Fire Insurance Company of Pittsburgh, PA. In June 1997, the Company settled the lawsuit and recorded the amounts received from the settlement, which resulted in a net gain from discontinued operations of $602,000, net of income tax expense of $402,000. In 1996, the Company recorded additional amounts, primarily legal expenses related to the National Union lawsuit, which resulted in additional losses of $530,000, net of income tax benefits of $325,000. See Note 5 to the Financial Statements.

  Liquidity and Capital Resources

  The Company's financial condition continues to be strong at December 31, 1998 with working capital of $30.2 million as compared to $22.6 million in 1997 and $14.2 million in 1996. The Company's debt to equity ratio decreased to 26.8% at December 31, 1998 from 40.6% and 31.2% at December 31, 1997 and 1996, respectively. Working capital increased in 1998 mainly as a result of strong operating results that were used to reduce line of credit borrowings. Working capital increased in 1997 primarily due to the cash received from the National Union settlement (see Note 5 to the Financial Statements), acquisition of D.W. Close and the increase in accounts receivable as a result of the higher volume of work.

  The acquisition of D.W. Close was completed on May 1, 1997. The purchase price was $2.9 million. Of this amount $400,000 was paid to the D.W. Close shareholder in cash with the remaining $2.5 million in the form of promissory notes to the seller. The cash portion of the purchase price was funded through the Company's cash balances (see Note 2 to the Financial Statements). At December 31, 1998, the balance of the promissory notes to the seller was $1.6 million.

  The Company has a $20 million revolving credit facility (see Note 8 to the Financial Statements). As of December 31, 1998 there was $6.9 million outstanding under the revolver facility. The Company has outstanding letters of credit with banks totaling $4.7 million, of which $4.2 million guarantee the Company's payment obligations under its insurance programs and $512,000 is a credit enhancement for an industrial revenue bond. The Company anticipates that its credit facility, cash balances and internally generated cash flows will continue to be sufficient to fund operations, capital expenditures and debt service requirements. The Company is also confident that its financial condition will allow it to meet long-term capital requirements.

  The Company's Board of Directors has authorized the purchase of up to 555,556 shares of its common stock. In 1998, purchases under this program totaled 19,494 shares at a cost of $248,000. No purchases were made in 1997 or 1996. At December 31, 1998 the balance available under the Board of Directors' authorization to purchase shares was 238,248.

  Cash flows from operations were $7.3 million in 1998 compared to $3.8 million in 1997. The 1997 amount includes $2.5 million of proceeds received from the National Union lawsuit (see Note 5 to the Financial Statements). The $5.9 million increase from continuing operations is mainly the result of higher net income and the net proceeds from collecting a significant retention receivable balance, offset by payments of retention to subcontractors on a major hotel and casino project in Nevada.

  Cash flows from operations were $3.8 million in 1997 compared to $14.1 million in 1996. This decrease is primarily the result of the increase in accounts receivable, offset by the proceeds received in the settlement of the National Union lawsuit (see Note 5 to the Financial Statements). The accounts receivable increase is primarily a result of the increase in the volume of work and due to an increase in retentions outstanding on a major hotel and casino project in Nevada.

  Capital expenditures were $4.5 million in 1998, compared to $4.2 million in 1997 and $5.1 million in 1996. Capital expenditures during these periods were used for normal property and equipment additions, replacements and upgrades. The Company plans to spend approximately $5.5 million on capital improvements in 1999. Capital expenditures are supplemented with operating leases for construction equipment and real estate (see Note 7 to the Financial Statements).

  Cash flows used for investments in 1997 also included $241,000 for the acquisition of D.W. Close (see Note 2 to the Financial Statements). Cash flows were generated from the disposal of equipment and the sale of a duplicate facility amounting to $1.5 million in 1998 and from the disposal of property and equipment amounting to $404,000 in 1997.

  During 1998, the Company had $6.6 million of net repayments of long-term debt compared to $3.4 million of net proceeds from issuance of long-term debt in 1997. The 1998 repayments include $3.5 million of payments under the terms of debt agreements and $3.1 million of unscheduled reductions of the line of credit for working capital. These additional payments are the result of higher cash flow from continuing operations and lower investment cash outflows during the year, as noted above.

  During 1997, the Company had $3.4 million of net proceeds from issuance of long-term debt compared to repayments on its long-term debt of $10.6 million in 1996. The 1997 additional proceeds result from increases in the revolving credit facility to fund working capital needs for the higher volume of work, offset by scheduled paydowns in the term loan and proceeds received in the settlement of the National Union lawsuit. The 1996 repayments include approximately $7.5 million in unscheduled reductions of line of credit borrowings. As noted above, improvements in the net underbillings and proceeds from sales of property and equipment were significant factors that contributed to the Company's ability to make these additional debt repayments in 1996.

  Cash flows for dividends were $791,000,  $725,000, and $643,000 in  1998,
  1997 and 1996, respectively.


  YEAR 2000 Compliance:

  General

  The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, it could affect the global economy.

  State of Readiness

  In 1997, the Company established an organization wide project to identify non-compliant items, formulate corrective actions and to implement these changes to mitigate the year 2000 issue. The Company has identified three categories of components that require attention:

  1. Information technology ("IT") systems, such as mainframes, midranges, personal computers, software and networks
  2. Non-IT systems such as equipment, machinery, climate control, security and telephone systems, which may contain micro-controllers with embedded technology
  3. Third party IT and Non-IT systems

  The table below summarizes the estimated completion percentages of the three categories and stages that are being undertaken to mitigate the Year 2000 issue.

                 Identification  Formulation  Implementation
                      of            of        of corrective     Planned
                    material     corrective      actions       Completion
                     items        actions
                     -----        -------        -------       ----------
  IT systems          100%          95%            90%       September, 1999
  Non-IT systems       80%          80%            65%       September, 1999
  Third party systems 100%          90%            80%       September, 1999

  Although the Company has contacted its major suppliers to determine their readiness regarding the Year 2000 issue and has been assured that they are working to mitigate its effects, the Company has no way of determining what level of compliance they will attain by the year 2000. The Company is currently in the process of contacting its major customers to evaluate their planned level of compliance. Upon receiving the responses, the Company will formulate corrective actions. There is no guarantee that systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

  If all material components are not identified or all appropriate corrective actions are not taken or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company.

  Year 2000 Costs

  Costs related to the Year 2000 issue are funded through operating cash flows and are being expensed as incurred. As of December 1998, the
  Company has expended funds in remediation efforts, which consisted of costs associated with modifying the source code of existing software. This amount has been immaterial to the Company. Based upon the Company's investigations to date, it estimates the total costs related to the Year 2000 issue would be immaterial. A number of other upgrades have been made to systems in the normal course of business that mitigate Year 2000 issues. This amount may vary substantially as the Company continues to evaluate items associated with the Year 2000 issue.

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

  New Accounting Pronouncements

  In 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments." The SOP provides guidance on the recognition, measurement, and disclosure of liabilities for certain insurance-related assessments as well as certain related assets. This SOP is effective for years beginning after December 15, 1999. The Company believes the implementation of this pronouncement will not have a material impact on the Company's reported financial position, results of operations and cash flows.

  In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer
  Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company believes the implementation of this pronouncement will not have a material impact on the Company's reported financial position, results of operations and cash flows.

  In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This standard is effective for years beginning after June 15, 1999. The Company believes the implementation of this pronouncement will not have a material impact on the Company's reported financial position, results of operations and cash flows.


  CAUTIONARY STATEMENT - This Form 10-K may contain statements, which constitute "forward-looking" information as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and
  Exchange Commission. These statements are based on the Company's expectations and are subject to risks and uncertainties that may cause the actual results in the future to differ significantly from the results expressed or implied in any forward-looking statements contained in this filing. Such forward-looking statements are within the meaning of
  Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.

  Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

  The Company is exposed to the impact of interest rate changes. The Company conducted an analysis of its financial instruments assuming a one percentage point adverse change in interest rates at December 31, 1998. Holding all other variables constant, the hypothetical adverse changes would not materially affect the Company's financial position.

  Item 8.  Financial Statements


                    Index to Financial Statements



                                                           Page

  Responsibility for Financial Statements                   16

  Independent Auditors' Report                              17

  Financial Statements:

         Consolidated Balance Sheets -
          December 31, 1998 and 1997                        18

         Consolidated Statement of Income -
          Years Ended December 31, 1998, 1997 and 1996      19

         Consolidated Statement of Shareholders' Equity
          Years Ended December 31, 1998, 1997 and 1996      20

         Consolidated Statement of Cash Flows
          Years Ended December 31, 1998, 1997 and 1996      21

         Notes to Consolidated Financial Statements         22

  MYR GROUP INC.

  RESPONSIBILITY FOR FINANCIAL STATEMENTS


  The consolidated financial statements, and all other information in this annual report, were prepared by management which is responsible for their integrity and objectivity. Management believes the consolidated financial statements, which require the use of certain estimates and judgments, fairly and accurately reflect the Company's financial position, operating results and cash flows, in accordance with generally accepted accounting principles. All financial information in this annual report is consistent with the financial statements.

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

  Ernst & Young LLP, independent auditors, have audited the 1998 consolidated financial statements of the Company. Their report is presented on page 17. Their audit includes a study and evaluation of the Company's control environment, accounting systems and control procedures. Ernst & Young LLP advises management and the Audit Committee of significant matters resulting from their audit of our consolidated financial statements and consideration of our internal controls.



  Charles M. Brennan III
  Chairman and
  Chief Executive Officer



  William A. Koertner
  Senior Vice President, Treasurer
  and Chief Financial Officer

  MYR GROUP INC.



  INDEPENDENT AUDITORS' REPORT


  Board of Directors and Shareholders
  MYR Group Inc.:

  We have audited the accompanying consolidated balance sheet of MYR Group Inc. and subsidiaries, as of December 31, 1998 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheets of MYR Group Inc., as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for years ended December 31, 1997 and 1996 were audited by other auditors whose report dated March 18, 1998, expressed an unqualified opinion on the statements.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the 1998 consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of MYR Group Inc. and subsidiaries at December 31, 1998 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



  Ernst & Young LLP
  Chicago, Illinois
  March 17, 1999

MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share amounts)
===========================================================================
December 31                                               1998        1997
===========================================================================
ASSETS
        Current assets:
         Cash and cash equivalents                   $   1,372    $   3,757
         Accounts receivable (Note 3)                   68,112       75,414
         Costs and estimated earnings in excess of
          billings on uncompleted contracts (Note 4)    17,092       14,919
         Deferred income taxes (Note 10)                 6,153        5,322
         Other current assets                              239          587
                                                       -------      -------
        Total current assets                            92,968       99,999
        Property and equipment-
         net (Notes 2, 6 and 8)                         16,102       16,891
        Other assets                                     1,129          534
                                                       -------      -------
        Total assets                                 $ 110,199    $ 117,424
---------------------------------------------------------------------------
LIABILITIES
        Current liabilities:
         Current maturities of long-term
          debt (Note 8)                              $   7,813    $  13,462
         Accounts payable                               14,135       19,727
         Billings in excess of costs and
          estimated earnings on uncompleted
          contracts (Note 4)                             9,448        9,183
         Accrued liabilities (Note 9)                   31,396       35,029
                                                       -------      -------
        Total current liabilities                       62,792       77,401

        Long-term liabilities:
         Long-term debt (Note 8)                         6,614        7,784
         Deferred compensation                             393          415
         Deferred income taxes (Notes 2 and 10)          1,052          746
                                                       -------      -------
         Total liabilities                              70,851       86,346

SHAREHOLDERS' EQUITY
        Common stock - par value $1 per share;
         authorized 10,000,000 shares; issued
          5,698,892 shares                               5,699        5,582
        Additional paid-in capital (Note 2)              1,310            -
        Common stock held in treasury, at cost:
         1997- 94,131 shares (Note 12)                       -         (522)
        Retained earnings (Note 2)                      34,335       27,238
        Restricted stock awards and shareholder
         note receivable (Note 14)                      (1,996)      (1,220)
                                                       -------      -------
        Total shareholders' equity                      39,348       31,078
                                                       -------      -------
         Total liabilities and shareholders' equity  $ 110,199    $ 117,424
===========================================================================
The "Notes to Consolidated Financial Statements" are an integral part of this statement.

MYR GROUP INC.
CONSOLIDATED STATEMENT OF INCOME
(Dollars in thousands except per share amounts)

=========================================================================
  Years ended December 31                 1998        1997         1996
=========================================================================
  Contract revenue                   $   459,343  $   431,276 $   310,577
  Contract cost                          414,123      391,616     278,936
                                         -------      -------     -------
  Gross profit                            45,220       39,660      31,641

  Selling, general and
   administrative expenses                30,885       28,164      23,623
                                         -------      -------     -------
  Income from operations                  14,335       11,496       8,018
  Other income (expense)
    Interest income                           31           40          23
    Interest expense                      (2,160)      (1,720)     (1,826)
    Gain (loss) on sale of property
     and equipment                           550          (76)        668
    Other                                    175          178        (483)
                                         -------      -------     -------
  Income from continuing operations
    before income taxes                   12,931        9,918       6,400
  Income tax expense (Note 10)             5,043        3,967       2,432
                                         -------      -------     -------
  Income from continuing operations        7,888        5,951       3,968
  Gain (loss) from discontinued
   operations (Note 5)                         -          602        (530)
                                         -------      -------     -------
  Net income                         $     7,888  $     6,553 $     3,438
=========================================================================
  EARNINGS PER SHARE
  Earnings per share (Note 13) -
   Basic:
  Income from continuing operations  $      1.40  $      1.09 $       .74
  Gain (loss) from discontinued
   operations                                  -          .11        (.10)
                                         -------      -------     -------
  Net income                         $      1.40  $      1.20 $       .64

  Earnings per share (Note 13) -
   Diluted:
  Income from continuing operations  $      1.20  $       .87 $       .62
  Gain (loss) from discontinued
   operations                                  -          .09        (.08)
                                         -------      -------     -------
  Net income                         $      1.20  $       .96 $       .54
=========================================================================

The "Notes to Consolidated Financial Statements" are an integral part of this statement.


MYR GROUP INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in thousands)
========================================================================================================
Years ended December 31, 1996, 1997 and 1998
========================================================================================================
                                                                             Restricted
                             Common    Additional                            Stock Awards
                             Stock      Paid-In      Treasury     Retained   and Shareholder
                             Issued     Capital        Stock      Earnings   Note Receivable     Total
                             -------    -------      --------     -------      -------          --------
Balance January 1, 1996     $  3,350   $  5,898     $  (1,548)   $ 19,326     $  (408)         $  26,618
 Issuance of 12,222
     common shares
     upon exercise of
     stock options                          (21)           68                                         47
 Issuance of 78,783
     common shares for
     restricted stock
     awards                                  88           437                    (525)                 -
 Amortization of
     unearned restricted
     stock awards                                                                  42                 42
 Net income                                                         3,438                          3,438
 Dividends paid                                                      (643)                          (643)
 Shareholder note payment                                                          68                 68
                             -------    -------      --------     -------      -------          --------
Balance December 31, 1996      3,350      5,965        (1,043)     22,121        (823)            29,570

 Five-for-three stock split    2,232     (2,232)                                                       -
 Claim settlement (Note 2)               (3,994)                     (711)                        (4,705)
 Issuance of 41,660
     common shares
     upon exercise of
     stock options                          (56)          231                                        175
 Issuance of 52,343
     common shares for
     restricted stock
     awards                                 317           290                    (607)                 -
 Amortization of
     unearned restricted
     stock awards                                                                 142                142
 Net Income                                                         6,553                          6,553
 Dividends paid                                                      (725)                          (725)
 Shareholder note payment                                                          68                 68
                             -------    -------      --------     -------      -------          --------
Balance December 31, 1997      5,582          -          (522)     27,238      (1,220)            31,078

 Issuance of 113,006
     common shares
     upon exercise of
     stock options                57        396           452                                        905
 Issuance of 76,395
     common shares for
     restricted stock
     awards                       19        723           318                  (1,060)                 -
 Amortization of
     unearned restricted
     stock awards                                                                 216                216
 Converted subordinated
     notes                        41        191                                                      232
 Treasury stock purchases                                (248)                                      (248)
 Net income                                                         7,888                          7,888
 Dividends paid                                                      (791)                          (791)
 Shareholder note payment                                                          68                 68
                             -------    -------      --------     -------      -------          --------
Balance December 31, 1998   $  5,699   $  1,310     $       0    $ 34,335     $(1,996)         $  39,348
========================================================================================================
  The "Notes to Consolidated Financial Statements" are an integral part of this statement.


 MYR GROUP INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS

 (Dollars in thousands)

===================================================================================
  Years ended December 31                               1998       1997       1996
===================================================================================
CASH         Net income                            $    7,888  $   6,553   $  3,438
FLOWS        Adjustments to reconcile net income
FROM           to cashflows from continuing
OPERATIONS     operations:
               Discontinued operations                      -       (602)       530
               Depreciation and amortization            4,349      5,331      5,834
               Amortization of intangibles                  -        107        215
               Amortization of unearned stock
                awards                                    216        142         42
               Deferred income taxes                     (525)       (66)      (108)
               (Gain) loss on sale of property
                and equipment                            (550)        76       (668)
               Changes in operating assets and
                 liabilities; net of acquisition:
                   Accounts receivable                  7,302    (15,810)    (2,394)
                   Costs and estimated earnings
                    in excess of billings on
                    uncompleted contracts              (2,173)    (2,796)     4,091
                   Other assets                          (248)       823       (163)
                   Accounts payable                    (5,592)        58      3,835
                   Billings in excess of costs
                    and estimated earnings on
                    uncompleted contracts                 265      3,679        462
                   Insurance accruals                  (1,253)     2,961       (893)
                   Other liabilities                   (2,380)       907        447
                                                       ------     ------     ------
             Cash flows from continuing
              operations                                7,299      1,363     14,668
             Cash flows from discontinued
              operations                                    -      2,456       (530)
                                                       ------     ------     ------
             Cash flows from operations                 7,299      3,819     14,138
                                                       ------     ------     ------

CASH         Proceeds from disposal of property
FLOWS         and equipment                             1,535        404      2,310
FROM         Expenditures for property and
INVESTMENTS   equipment                                (4,545)    (4,173)     5,061)
             Cash used in acquisition, net of
              cash acquired                                 -       (241)         -
                                                       ------     ------     ------
             Cash flows from investments               (3,010)    (4,010)    (2,751)


CASH         Proceeds from issuance of long-term
FLOWS         debt                                          -      3,403          -
FROM         Repayments on long-term debt              (6,586)         -    (10,559)
FINANCING        Increase (decrease) in deferred
              compensation                                (22)        16          8
             Purchases of treasury stock                 (248)         -          -
             Proceeds from exercise of stock
              options                                     905        175         47
             Dividends paid                              (791)      (725)      (643)
             Shareholder note payments                     68         68         68
                                                       ------     ------     ------
             Cash flows from financing                 (6,674)     2,937    (11,079)
                                                       ------     ------     ------
             Increase (decrease) in cash and cash
              equivalents                              (2,385)     2,746        308
             Cash and cash equivalents beginning
              of year                                   3,757      1,011        703
                                                       ------     ------     ------
             Cash and cash equivalents end of year $    1,372   $  3,757   $  1,011
===================================================================================

 The "Notes to Financial Statements" are an integral part of this statement.


  MYR GROUP INC.


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.  Summary of Significant Accounting Policies

  Business - The construction services performed by the Company are principally involved in infrastructure services and commercial/industrial services. The infrastructure construction and maintenance services include primarily electric and gas utility line construction and maintenance services, telecommunication construction services and traffic
  signals   and    street   lighting    construction   services.        The
  commercial/industrial services include electrical and mechanical construction and maintenance services to the commercial and industrial marketplace. Work is performed under lump sum, unit price, and cost-plus-fee contracts. These contracts are undertaken by the Company or its subsidiaries alone, or with subcontractors.

  Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's investments in joint ventures are accounted for by the equity method. All material intercompany balances and transactions have been eliminated.

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

  The asset, "Costs and estimated earnings in excess of billings on uncom-pleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents amounts billed in excess of revenues recognized.

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

  Income Taxes - Deferred income taxes are recorded based upon the differences between the financial statement and the tax basis of assets and liabilities and available tax credit carryforwards.

  Consolidated Statement of Cash Flows - For purposes of this statement, short term investments which have a maturity at purchase of ninety days or less are considered to be cash equivalents. Supplemental disclosures with respect to cash flows are as follows (in thousands):

                                         1998          1997          1996
                                         ----          ----          ----
  Cash paid for interest             $   2,195     $   1,826     $   1,788
  Cash paid for income taxes             5,130         2,900         3,045
  Subordinated notes converted             232             -             -
  Capital lease obligations incurred         -             -           232
  Claim settlement (Note 2)                  -         4,705             -


  Other - In December 1997, the Company effected a five-for-three stock split in the form of a stock dividend. The $2,232,000 par value of the additional shares issued was transferred from additional paid-in capital to common stock in 1997. Amounts relating to number of shares and amounts per share have been adjusted for 1996 to reflect the stock splits. Certain other amounts in prior year financial statements have been reclassified to conform to the 1998 presentation.

  2. Acquisitions

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

  3.  Accounts Receivable (in thousands)

                                                       1998        1997
                                                     --------    --------
  Contract receivables                              $  60,559   $  59,893
  Contract retainages                                   8,267      16,093
  Other                                                    33         103
                                                     --------    --------
                                                       68,859      76,089
  Allowance for doubtful accounts                         747         675
                                                     --------    --------
                                                    $  68,112   $  75,414
                                                     ========    ========

  4.  Contracts in Process (in thousands)
                                                       1998        1997
                                                     --------    --------
  Costs incurred on uncompleted contracts           $ 594,166   $ 509,187
  Estimated earnings                                   44,555      42,276
                                                     --------    --------
                                                      638,721     551,463
  Less:  Billings to date                             631,077     545,727
                                                     --------    --------
                                                   $    7,644   $   5,736
                                                     ========    ========
  Included in the accompanying balance
  sheet under the following captions:

  Costs and estimated earnings in
  excess of billings on uncompleted contracts      $   17,092   $  14,919

  Billings in excess of costs and
  estimated earnings on uncompleted contracts           9,448       9,183
                                                     --------    --------
                                                   $    7,644   $   5,736
                                                     ========    ========

  5.  Discontinued Operations

  As part of the sale in 1988 of its former engineering subsidiary, the Company retained certain rights and obligations in connection with a lawsuit with National Union Fire Insurance Company of Pittsburgh, PA ("National Union"). In June 1997, the Company settled the lawsuit and received $4,250,000. The Company had a receivable, classified as other assets, relating to this lawsuit of $1,854,000. The remaining $2,396,000 related to reimbursement for interest and legal costs. The portion allocated to interest was $1,042,000 and was included in continuing operations as miscellaneous other income. The portion allocated to legal costs was $1,354,000. This amount was included in income from discontinued operations, reduced by additional expenses incurred for legal and other directly related costs totaling $350,000. The net result on discontinued operations was $602,000, including income tax expense of $402,000. In 1996, the Company recorded additional amounts, primarily legal expenses related to the National Union lawsuit, which resulted in additional losses of $530,000, net of income tax benefits of $325,000.

  6.  Property and Equipment (in thousands)

                                               1998          1997
                                              ------        -------
  Land                                     $     931     $      931
  Buildings and improvements                   4,012          4,144
  Construction equipment                      47,302         46,140
  Office equipment                             4,461          3,643
                                              ------        -------
                                              56,706         54,858
  Accumulated depreciation                    40,604         37,967
                                              ------        -------
                                           $  16,102     $   16,891
                                              ======         ======

  7.  Leases and Commitments

  At December 31, 1998, the Company had outstanding irrevocable standby letters of credit totaling $4,662,000 of which $4,150,000 guarantees the Company's payment obligation under its insurance programs and $512,000 which is a credit enhancement to guarantee an industrial revenue bond.

  The Company also leases real estate and construction equipment under operating leases with terms ranging from one to five years. Future minimum lease payments as of December 31, 1998 total $7,740,000, $6,992,000, $5,660,000, $2,831,000 and $838,000 for the years ending
  1999, 2000, 2001, 2002 and 2003, respectively. Total rent expense, including both short-term and long-term leases, for 1998, 1997, and 1996 amounted to approximately $17,121,000, $14,078,000 and $12,088,000, respectively.

  8.   Long-Term Debt

  Long-term debt outstanding consisted of the following (in thousands):

                                                    1998            1997
                                                   -------         -------
  Variable - rate term credit agreement,
  payable in quarterly installments of
  $625 through December 1998                     $       -       $   2,500

  Variable - rate revolving credit
  agreement, (effective interest rate of
  7.75% at December 31, 1998), payable
  at maturity in December 1999                       6,875          10,000

  7% convertible subordinated notes,
  payable in three equal installments
  commencing in January 2000                         5,447           5,679

  Variable - rate notes (1.5% over
  adjusted LIBOR), payable in annual
  installments commencing in 1998                    1,583           2,250

  Industrial revenue bond financing at
  variable rates (weighted average of 8.5%)
  and due in varying annual amounts ranging
  from $230 to $250 through 2000                       480             695

  Equipment lease at 6%, payable in
  monthly installments through July 1999                42             122
                                                   -------         -------
                                                    14,427          21,246

  Less current portion                               7,813          13,462
                                                   -------         -------
                                                 $   6,614       $   7,784
                                                   =======         =======

  The Company maintains a $20,000,000 credit facility with a bank. At the Company's option, borrowing under this line bears interest at the bank's prime interest rate or the adjusted LIBOR commercial rate plus a spread. The credit facility for $5,000,000 expires May 31, 1999 and the $15,000,000 balance expires on December 31, 1999.

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

  The industrial revenue bond is secured by properties with a net book value of approximately $1,310,000 and $1,390,000 at December 31, 1998 and 1997, respectively. The equipment leases are secured by equipment with a net book value of approximately $114,000 and $160,000 as of December 31, 1998 and 1997, respectively.

  Maturities of long-term debt are $7,813,000 in 1999, $2,982,000 in 2000, $1,816,000 in 2001, and $1,816,000 in 2002. The maturities of debt incurred under the revolving credit agreement have been reported based on an estimate of the expected paydown through the 1999 expiration date of the credit facility.

  9.  Accrued Liabilities (in thousands)

                                        1998           1997
                                       ------         ------
  Insurance                          $ 13,868      $  15,121
  Payroll                               3,388          3,778
  Union dues and benefits               4,043          3,946
  Profit sharing and thrift plan        1,844          1,632
  Income taxes                            990          1,249
  Taxes, other than income taxes        1,232          1,557
  Other                                 6,031          7,746
                                       ------         ------
                                     $ 31,396      $  35,029
                                       ======         ======

  10.  Income Taxes

  Provision for income taxes on income from continuing operations comprises the following (in thousands):

                                       1998       1997       1996
                                      ------     ------     ------
  Current
    Federal                         $  4,303  $   3,409  $   2,137
    State                              1,265        624        403
  Current                             ------     ------     ------
                                       5,568      4,033      2,540
  Deferred                              (525)      (66)       (108)
  Current                             ------     ------     ------
                                    $  5,043  $   3,967  $   2,432
                                      ======     ======     ======

  The differences between the U.S. federal statutory tax rate and the Company's effective rate for the three years ended December 31, 1998 are as follows:

                                       1998       1997       1996
                                       ----       ----       ----
  U.S. federal statutory rate          34.0%      34.0%      34.0%
  State income taxes, net of U.S.
     federal income tax benefit         6.5        5.3        4.9
  Other                                (1.5)        .7        (.9)
                                       ----       ----       ----
                                       39.0%      40.0%      38.0%
                                       ====       ====       ====

  The net deferred tax assets and liabilities arising from temporary differences at December 31, 1998 and 1997 are as follows (in thousands):

                                  1998                       1997
                           CURRENT    NONCURRENT      CURRENT    NONCURRENT
                            ASSETS    LIABILITIES      ASSETS    LIABILITIES
                            ------      -------       -------       -------
  Employee and retiree
   benefit plans           $     -     $   (245)     $      -      $   (252)
  Excess tax over book
   depreciation                  -        3,023             -         2,969
  Insurance accruals         3,964            -         3,060             -
  Other allowances and
   accruals                  2,189       (1,726)        2,262        (1,971)
                            ------      -------       -------       -------
                           $ 6,153     $  1,052      $  5,322      $    746
                             =====      =======       =======       =======

  11.  Contingencies

  The Company is involved in various legal matters which arise in the ordinary course of business, for which the Company has made provisions in its financial statements or which are not expected to have a material adverse effect.

  12.  Treasury Stock

  The Company's Board of Directors has authorized the purchase of up to 555,556 shares (adjusted to reflect the December 1995 and 1997 stock splits) of its common stock for future issuance to key employees under the Company's stock option plans. The Company purchased 19,494 shares on the open market at a cost of $248,000 in 1998. No shares were purchased in 1997 and 1996. At December 31, 1998, the balance available under the Board of Directors' authorization to purchase shares was 238,248. The Company issued, 56,230 and 41,660 shares out of treasury for options exercised in 1998 and 1997, respectively. The Company also issued 57,395 and 52,343 shares out of treasury for restricted stock awarded to non-employee directors and key employees in 1998 and 1997, respectively.

  13.  Earnings per Share

  Basic and diluted weighted average shares outstanding and earnings per share on income from continuing operations are as follows (in thousands, except per share amounts):

                                  1998       1997       1996
                                 -----      -----      -----
  Share data:
      Basic shares               5,611      5,443      5,353
      Common equivalent shares     702        645        394
      Shares assumed converted     359      1,000      1,000
                                 -----      -----      -----
      Diluted shares             6,672      7,088      6,747
                                 =====      =====      =====


                                1998              1997               1996

                           Total    Per      Total     Per      Total    Per
                                   Share              Share             Share
                           -----   -----     -----   ------     -----   ------
Income from
continuing operations:
  Basic                   $7,888  $ 1.40    $5,951  $  1.09    $3,968  $  0.74
  Interest on
   convertible
   subordinated notes         86               239                247
                           -----   -----     -----   ------     -----   ------
  Diluted                 $7,974  $ 1.20    $6,190  $  0.87    $4,215  $  0.62
                           =====   =====     =====   ======     =====   ======

  14.  Stock Option and Restricted Stock Plans

  At December 31,  1998, under the  1996, 1995, 1993,  1992 and 1990  Stock
  Option and Restricted Stock Plans, 74,479, 226,779, 71,089, 33,663, and 13,186 shares, respectively, are available for grant.

  Stock Options

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

  Transactions and other information relating to the stock option plans for the three years ended December 31, 1998 are summarized below:

                                       1998                  1997                1996

                                           Weighted             Weighted             Weighted
                                           Average              Average              Average
                                 Number    Exercise   Number    Exercise    Number   Exercise
                               Of Shares    Price   Of Shares     Price  Of Shares     Price
                               ---------    ------  ---------    ------   ---------    -----
Outstanding beginning of year  1,171,773 $    4.66  1,195,490 $    4.50   1,239,934  $  4.49
Granted                          204,396     12.40     43,060      8.53      15,560     6.59
Exercised                       (113,006)     4.36   (41,660)      4.09    (12,222)     4.30
Forfeited                        (46,194)     5.58   (25,117)      4.64    (47,782)     4.95
                               ---------    ------  ---------    ------   ---------    -----
Outstanding end of year        1,216,969 $    5.95  1,171,773 $    4.66  1,195,490   $  4.50
                               =========    ======  =========    ======  =========     =====

Exercisable end of year          823,458 $    4.19    827,246 $    4.04    743,680   $  3.70
                               =========    ======  =========    ======  =========     =====


  Options outstanding at December 31, 1998 are summarized below:

                          Options Outstanding            Options Exercisable

                               Weighted
                               Average      Weighted                 Weighted
                              Remaining     Average                  Average
     Exercise      Number    Contractual    Exercise      Number     Exercise
     Prices      Outstanding     Life         Price      Exercisable   Price
   ------------  ---------       ----         ----        -------       ----
  $2.56            363,892       0.76        $2.56        363,892      $2.56
  $4.24 - $5.51    346,988       5.53         4.76        308,786       4.74
  $6.52 - $13.61   506,089       6.70         9.20        150,780       6.99
                 ---------                                -------
                 1,216,969                                823,458
                 =========                                =======

  The weighted average fair value of the stock options granted during  1998 and 1997 was $4.15 and $2.81, respectively.  The fair value of each stock option grant is  estimated using the  Black-Scholes option pricing  model with the following weighted average assumptions:

                                 1998      1997
                                -----     -----
    Expected life (years)        5         5
    Risk-free interest rate      5.19%     6.43%
    Expected volatility         32.26%    29.55%
    Expected dividend yield       1.2%     1.4%


  The  Company  accounts  for  the  stock  option  plans in accordance with
  Accounting  Principles Board Opinion No. 25, under which no  compensation cost  has been  recognized for stock option awards granted at fair market
  value.   Had  compensation  cost  for  the  Stock  Plans  been determined consistent  with  Statement  of  Financial  Accounting Standards No. 123,
  "Accounting  for Stock - Based  Compensation"  (SFAS 123),  the Company's
  pro forma income and earnings per share for 1998 and 1997 would have been:

                                        1998            1997
                                        ----            ----
  Net Income                         $7,763,000      $6,478,000

  Earnings per share - Basic               1.38            1.19

  Earnings per share - Diluted             1.18             .95


  Restricted stock

  Participants under the restricted stock award plans are entitled to  cash dividends and to  vote their respective  shares.  The  shares issued  are
  held by the  Company until  the restriction  period expires.   Under  the
  1995,  1992  and  1990  plans,  the  restriction  period  is   determined
  separately for each  grant.   Upon issuance  of stock  under such  plans,
  unearned compensation equivalent to the market value at the date of grant is charged to stockholders' equity and subsequently amortized to  expense over the restriction period. In 1998,  1997 and 1996, 74,501, 49,166  and
  75,000 shares were awarded at an  average market price of $12.28,  $11.83 and $6.66, respectively with seven year restriction periods.  The  charge against net  earnings  for  compensation under  the  plan  was  $190,063,
  $116,100 and $25,900 in 1998, 1997 and 1996, respectively.

  The restricted  stock awards  under  the 1996  plan  are issued  to  non-
  employee directors who elect to receive  restricted stock in lieu of  the
  annual retainer  payable quarterly  in cash.   In  1998, 1997  and  1996,
  1,894, 3,177 and 3,783 shares were awarded at an average market price  of
  $13.06, $8.18 and $6.64, respectively.   The charge against net  earnings
  for director fees  under the  plan was  $26,234, $26,000  and $16,100  in
  1998, 1997 and 1996, respectively.

  Under the Company's 1992, 1990 and 1989 Stock Option and Restricted Stock
  Plans, a Committee of the Board of Directors is authorized to grant loans to option  holders  to purchase  the  shares  of common  stock  upon  the
  exercise of options.   At December 31, 1998  and 1997, respectively,  the
  outstanding note receivable balance was $204,000 and $272,000.  The  note was collateralized  by 81,250  shares of  the Company's  common stock  at
  December 31, 1998 and 1997. The note bears interest at an annual rate  of
  7.7%, payable  annually, with  principal  payments due  through  December
  2001. Outstanding loans are shown as a reduction of shareholders'  equity on the balance sheet.

  15.  Employee Benefit Plans

  The Company  has profit  sharing and  thrift  employee benefit  plans  in effect for all eligible salaried employees.  Company contributions  under such plans are  based upon  a percentage  of income  with limitations  as
  defined  by  the   plans.    Contributions   amounted  to   approximately
  $1,866,000,  $1,650,000   and  $1,230,000   in  1998,   1997  and   1996,
  respectively.

  Certain  employees   are  covered   under  union-sponsored   collectively
  bargained defined benefit plans.   Expenses for  these plans amounted  to
  approximately $26,403,000, $23,883,000 and $15,387,000 in 1998, 1997  and
  1996, respectively,  as determined  in accordance  with negotiated  labor contracts.

  The Company also has a supplemental retirement and death benefit program.
  It was  discontinued in 1988. The program provided for aggregate benefits at retirement or death  equal to approximately  twice the key  employee's
  highest base  salary.    The  benefits are  paid  out  in  equal  monthly
  installments over 10  years for retirement  or 15 years  in the event  of death.  Benefits are reduced for  early retirement.  There are  currently three active employee participants.

  16.  Major Customers

  The Company had one customer that accounted for 12.7% and 17.3% of the Company's consolidated contract revenue in 1998 and 1997, respectively.
  In 1996, the Company had another customer that accounted for 12.1% of the Company's consolidated revenue.



  17.  Fair Value of Financial Instruments

  The following methods and assumptions were used to estimate the fair values of financial instruments: For cash and cash equivalents, accounts receivable and payable, accrued liabilities, and other assets and liabilities, the carrying amount approximates the fair value because of the short maturities of those instruments.

  The variable-rate borrowings under the Company's bank term and revolving credit agreement, which is repriced frequently, approximate fair value.
  The fair value of long-term debt is estimated based on quoted market prices, when available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar financial instruments or discounting future cash flows. The difference between the fair value and the carrying value of the Company's long-term debt is not material.

  18.  Segment Reporting

  The Company  adopted SFAS  No. 131,  "Disclosures  about Segments  of  an
  Enterprise and Related Information", during  the fourth quarter of  1998.
  SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

  The Company is engaged primarily in two segments: infrastructure services and commercial/industrial construction.  The accounting  policies of  the operating segments are  the same  as those  described in  the summary  of significant accounting policies  except that the  financial results  have been prepared using  a management approach.  This approach is  consistent with the basis  and manner in  which management internally  disaggregates financial information for  the purpose  of assisting  in making  internal operating decisions and  is exclusive of  corporate selling, general  and
  administrative  expenses,  net   interest  expense   and  other   income.
  Identifiable assets  include  all  assets directly  identified  with  the reportable segments including retentions,  accounts receivable, property, equipment, and costs  and estimated  earnings  in excess  of  billings on uncompleted  contracts.  Corporate  assets  include  cash,  deferred  tax assets, and other assets that are corporate in nature.

                      Infrastructure                  Corporate
                         Services      Commercial/       and
                       Consolidated    Industrial       Other    Consolidated
                         --------       --------       ------      --------
1998
----
Contract revenue       $  249,482     $  209,861     $     -     $  459,343

Depreciation and
 amortization               4,069            280         216          4,565

Income before taxes        20,894          2,645     (10,608)        12,931

Segment assets             58,942         43,018       8,239        110,199

Capital expenditures        4,308            237           -          4,545

1997
----
Contract revenue          234,280        196,996           -        431,276

Depreciation and
 amortization               4,646            685         249          5,580

Income before taxes        13,920          4,223      (8,225)         9,918

Segment assets             55,436         51,729      10,259        117,424

Capital expenditures        3,882            291           -          4,173

1996
----
Contract revenue          202,547        108,030           -        310,577

Depreciation and
 amortization               5,166            668         257          6,091

Income before taxes        12,532          2,113      (8,245)         6,400

Segment assets             54,330         32,177      11,979         98,486

Capital expenditures        4,969            324           -          5,293


  19. Supplemental Quarterly Financial Information (Unaudited)
    (Dollars in thousands, except per share amounts)

                                                        1998
                                 -------------------------------------------------
                                  Mar. 31    June 30  Sept. 30  Dec. 31      Year
                                 -------------------------------------------------
 Contract revenue                $110,671   $109,666  $122,282 $116,724   $459,343

 Gross profit                       8,929     11,053    12,224   13,014     45,220

 Net income                         1,082      2,071     2,285    2,450      7,888

 Earnings per share - basic          0.20       0.37      0.40     0.43       1.40

 Earnings per share - diluted        0.17       0.31      0.34     0.38       1.20

 Dividends paid per share           0.035      0.035     0.035    0.035       0.14

 Market price:
   High                             12.81      14.25     16.88    12.88      16.88
   Low                              11.31      11.31     10.69    10.13      10.13


                                                       1997
                                 -------------------------------------------------
                                 Mar. 31    June 30  Sept. 30   Dec. 31    Year
                                 -------------------------------------------------
 Contract revenue                $ 89,004   $112,310  $119,838 $110,124   $431,276

 Gross profit                       7,385      9,954    11,789   10,532     39,660

 Income from continuing               693      1,710     1,890    1,658      5,951
 operations
                                      693      2,312     1,890    1,658      6,553
 Net income

 Earnings per share - basic:
   Income from continuing
    operations                       0.13       0.31      0.35     0.30       1.09
   Net income                        0.13       0.42      0.35     0.30       1.20

 Earnings per share - diluted:
   Income from continuing
    operations                       0.11       0.25      0.27     0.24       0.87
   Net income                        0.11       0.34      0.27     0.24       0.96

 Dividends paid per share           0.033      0.033     0.033    0.033      0.132

 Market price:
   High                              8.40      10.99     14.18    14.85      14.85
   Low                               7.20       6.98     10.50    12.44       6.98


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

  (b)  Identification of Executive Officers

  The names and ages of the executive officers of the Company and their business experience during the past five years are set forth below:

  Charles M. Brennan III (57)
  Chairman (since August 1988) and  Chief Executive Officer (since  October
  1989); Director (since 1986).

  William S. Skibitsky (49)
  President and Chief Operating Officer (since July 1996); Executive Vice President (May 1994-July 1996); President and Chief Operating Officer of The L.E. Myers Co. (Since May 1994).

  Michael F. Knapp (52)
  Group Vice President-Commercial and Industrial (since December 1998), Vice President and Program Director at Parsons Energy & Chemicals Group Inc. (1996-December 1998); Vice President, Regional Operations at International Technology Corporation (1994-1996).

  Byron D. Nelson (52)
  Senior Vice  President, General  Counsel  and Secretary  (since  February
  1986).

  William A. Koertner (49)
  Senior Vice President, Treasurer and Chief Financial Officer (since November 1998); Vice President at Central Illinois Public Service Company (1993-1998).

  Betty R. Johnson (40)
  Vice President  (since October 1998) and Controller (since June 1992).

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

                               PART IV

  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


                                                               Page
                                                               ----
  (a)  1. The following documents are included in Item 8:

        Responsibility for Financial Statements                 16

        Independent Auditors' Report                            17

        Financial Statements:

          Consolidated Balance Sheets -
          December 31, 1998 and 1997                            18

          Consolidated Statement of Income -
          Years Ended December 31, 1998, 1997 and 1996          19

          Consolidated Statement of Shareholders' Equity
          Years Ended December 31, 1998, 1997, and 1996         20

          Consolidated Statement of Cash Flows
          Years Ended December 31, 1998, 1997, and 1996         21

          Notes to Financial Statements                         22


      2. All schedules are omitted because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

      (b) No reports on Form 8-K were filed by the Company during the fourth quarter 1998.

      (c) Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index which appear at pages 35 and 36 and which are incorporated by reference.

                                SIGNATURES

  In accordance with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MYR GROUP INC.

                                /s/ William A. Koertner
                                William A. Koertner
                                Senior Vice President, Treasurer
                                and Chief Financial Officer

  Dated:  March 17, 1999


  In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  (i)    Principal Executive Officer:

  /s/ Charles M. Brennan III                 Chairman and Chief
  Charles M. Brennan III                     Executive Officer


  (ii)   Principal Financial Officer:

  /s/ William A. Koertner                    Senior Vice President,
  William A. Koertner                        Treasurer and Chief
                                             Financial Officer

  (iii)  Principal Accounting Officer

  /s/ Betty R. Johnson                       Vice President and Controller
  Betty R. Johnson


  (iv)   A Majority of the Board of Directors:

  /s/ Charles M. Brennan III
  Charles M. Brennan III

  /s/ William G. Brown
  William G. Brown

  /s/ Allan E. Bulley, Jr.
  Allan E. Bulley, Jr.

  /s/ Bide L. Thomas
  Bide L. Thomas

  /s/ John M. Harlan
  John M. Harlan

                            MYR GROUP INC

                     Annual Report on Form 10-K
             For the Fiscal Year Ended December 31, 1998

                                Exhibit Index
                                                              Page
  Number            Description                         (or Reference)
  ------            -----------                          ------------
  2.1    Merger Agreement by and among the Company,
         HMM Corporation and Harlan Electric Company
         dated October 5, 1994, as amended                    (1)

  3.1    Amended and Restated Certificate of
          Incorporation of the Company                        (2)

  3.2    Bylaws of the Company (as amended)                   (3)

  4.1    Form of 7% Subordinated Convertible Escrow
         and Non-Escrow promissory notes of the
         Company to certain former stockholders
         of Harlan Electric Company                           (4)

  9.1    Change in Independent Auditors                       (5)

  10.1   Form of Agreement for Supplemental
         Retirement and Death Benefit Programs
         of the Company and its subsidiari                    (6)

  10.2   Form of Agreement of Indemnification
         for Directors of the Company and certain
         officers of the Company and subsidiaries             (7)

  10.3   1989 Stock Option and Restricted Stock Plan          (8)

  10.4   1990 Stock Option and Restricted Stock Plan          (8)

  10.5   1992 Stock Option and Restricted Stock Plan          (8)

  10.6   1995 Stock Option and Restricted Stock Plan          (8)

  10.7   1993 Non-Employee Director Stock Option Plan         (9)

  10.8   1996 Non-Employee Director Stock Ownership Plan     (10)

  10.9   Management Incentive Program                        (11)

  10.10  Amended Employment Agreement between the Company
         and C. M. Brennan effective January 1, 1997.        (12)

  21     Subsidiaries of the Company                          37

  23     Independent Auditors' Consents                       38

  27     Financial Data Schedules                             40

  99.1   Report of Predecessor Auditors                       41

  (1) Filed as exhibit 2 to the Report on Form 8-K of the Company dated January 3, 1995, and incorporated herein by reference.

  (2) Filed  as exhibits  3.1  to  the Annual  Report on  Form 10-K  of  the
      Company for the year ended  December   31,  1995,   and   incorporated
      herein by reference.

  (3) Filed as exhibits 3.2 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1995, and incorporated herein by reference.

  (4) Filed as exhibits E-1 and E-2 to the Merger Agreement by and among the Company, HMM Corporation and Harlan Electric Company dated October 5, 1994, as amended, which agreement and exhibits thereto were filed as exhibit 2 to the Report on Form 8-K of the Company dated January 3, 1995, and incorporated herein by reference.

  (5) Filed as Report on Form 8-K of the Company, August 10, 1998, and incorporated herein by reference.

  (6) Filed as exhibit 10.5 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1984, and incorporated herein by reference.

  (7) Filed as exhibit 10.8 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1986, and incorporated herein by reference.

  (8) Filed  as Appendix B to the notice of meeting and proxy statement  for
      use  in   connection  with  the  Company's  1996  Annual  Meetings  of stockholders held on May 15, 1996.

  (9) Filed as exhibit 10.6 to the Report on Form 10-K of the Company for the year ended December 31, 1993 and incorporated herein by reference.

 (10) Filed as Appendix A to the notice of meetings and proxy statements for use in connection with the Company's 1996 Annual Meeting of stockholders held on May 15, 1996.

 (11) Filed as exhibit 10.8 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1995, and incorporated herein by reference.

 (12) Filed as exhibit 10.10 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1996, and incorporated herein by reference.