Form 10-Q
period 1999-03-31
MYR GROUP INC
filed 1999-05-12
CIK 700923

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

           (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

                                     OR

        (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ____________

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

  Yes               No


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1999: 5,969,868

                                   MYR GROUP INC.

                                     I N D E X


  PART I.   Financial Information                                Page No.
            ---------------------                                --------
   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets -
            March 31, 1999 and December 31, 1998                     2

            Condensed Consolidated Statements of Income -
            Three Months Ended March 31, 1999 and 1998               3

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1999 and 1998               4

            Notes to Condensed Consolidated Financial Statements    5-7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations           8-10

  PART II.  Other Information

   Item 1.  Legal Proceedings                                        10

   Item 6.  Exhibits and Reports on Form 8-K                         10

  SIGNATURE                                                          11

  Part I, Item 1
  Financial Information

  MYR Group Inc.

  CONDENSED CONSOLIDATED BALANCE SHEETS
  (Dollars in thousands)

----------------------------------------------------------------------------
                                                       March 31     Dec. 31
                                                         1999         1998
                                                       ---------   ---------
                                                     (Unaudited)        *
----------------------------------------------------------------------------
  ASSETS
  Current assets:
     Cash and cash equivalents                        $      530  $    1,372
     Contract receivables including retainage             73,280      68,112
     Costs and estimated earnings in excess of
      billings on uncompleted contracts                   16,151      17,092
     Deferred income taxes                                 6,153       6,153
     Other current assets                                    637         239
                                                       ---------------------
  Total current assets                                    96,751      92,968
                                                       ---------------------
  Property and equipment:                                 56,736      56,706
     Less accumulated depreciation                        41,378      40,604
                                                       ---------------------
                                                          15,358      16,102
                                                       ---------------------
  Other assets                                             1,399       1,129
                                                       ---------------------
  Total assets                                        $  113,508  $  110,199
                                                       =====================

  LIABILITIES
  Current Liabilities:
     Current maturities of long-term debt             $    9,183  $    7,813
     Accounts payable                                     16,959      14,135
     Billings in excess of costs and estimated
      earnings on uncompleted contracts                   11,257       9,448
     Accrued insurance                                    14,809      13,868
     Other current liabilities                            14,510      17,528
                                                       ---------------------
  Total current liabilities                               66,718      62,792
                                                       ---------------------
  Deferred income taxes                                    1,052       1,052
  Other liabilities                                          393         393
  Long-term debt:
     Promissory notes and other debt                         916         917
     Industrial revenue bond                                 250         250
     Subordinated convertible debentures                   3,632       5,447
                                                       ---------------------
     Total long-term debt                                  4,798       6,614

  SHAREHOLDERS' EQUITY
  Common stock and additional paid-in capital              7,987       7,009
  Retained earnings                                       35,887      34,335
  Restricted stock awards and shareholders' notes
   receivable                                             (3,327)     (1,996)
                                                       ---------------------
  Total shareholders' equity                              40,547      39,348
                                                       ---------------------
  Total liabilities and shareholders' equity          $  113,508  $  110,199
                                                       =====================

  *Condensed from audited financial statements
----------------------------------------------------------------------------
  The "Notes to Condensed Consolidated Financial Statements" are an integral part of this statement.

  MYR Group Inc.

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
  (Dollars in thousands except per share amounts)
  (Unaudited)

----------------------------------------------------------------------------
  Three Months Ended March 31                     1999             1998
----------------------------------------------------------------------------
  Contract revenue                             $ 107,327        $ 110,671
  Contract cost                                   95,569          101,742
                                                -------------------------
  Gross profit                                    11,758            8,929

  Selling, general and administrative expenses     8,597            6,739
                                                -------------------------
  Income from operations                           3,161            2,190

  Other income (expense)
     Interest income                                   2                4
     Interest expense                               (275)            (445)
     Gain on sale of property and equipment           91               47
     Miscellaneous                                   (42)               7
                                                -------------------------
  Income before taxes                              2,937            1,803
  Income tax expense                               1,175              721
                                                -------------------------
  Net income                                   $   1,762        $   1,082
=========================================================================
  Earnings per share:
     Basic                                     $     .31        $     .20
                                                =========================
     Diluted                                   $     .27        $     .17
                                                =========================
  Dividends per common share                   $   .0375        $    .035
                                                =========================
  Average number of shares outstanding:
     Basic                                         5,740            5,548
                                                =========================
     Diluted                                       6,639            6,621
                                                =========================
----------------------------------------------------------------------------
  The "Notes to Condensed Consolidated Financial Statements" are
  an integral part of this statement.

  MYR Group Inc.

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Dollars in thousands)
  (Unaudited)

-------------------------------------------------------------------------
  Three Months Ended March 31                    1999              1998
-------------------------------------------------------------------------
  CASH FLOWS FROM OPERATIONS

  Net income                                   $  1,762          $  1,082
  Adjustments to reconcile net income to
  cash flows from operations
       Depreciation and amortization                905             1,248
       Amortization of unearned stock awards         84                52
       Gain from disposition of assets              (91)              (47)
       Changes in assets and liabilities           (546)           (8,623)
                                                -------------------------
  Cash flows from operations                      2,114            (6,288)
                                                -------------------------
  CASH FLOWS FROM INVESTMENTS

  Expenditures for property and equipment          (202)             (952)
  Proceeds from disposition of assets               101                59
                                                -------------------------
  Cash flows from investments                      (101)             (893)
                                                -------------------------
  CASH FLOWS FROM FINANCING

  Proceeds (repayments) of long term debt          (445)            4,156
  Proceeds from exercise of stock options           937                 8
  Issuance of shareholder notes                  (1,645)                -
  Purchase of treasury stock                     (1,491)                -
  Decrease in deferred compensation                   -                 4
  Dividends paid                                   (211)            ( 199)
                                                -------------------------
  Cash flows from financing                      (2,855)            3,969
                                                -------------------------
  Decrease in cash and cash equivalents            (842)           (3,212)
  Cash and cash equivalents at beginning
   of year                                        1,372             3,757
                                                -------------------------
  Cash and cash equivalents at end of period   $    530       $       545
                                                =========================
-------------------------------------------------------------------------
  The "Notes to  Condensed Consolidated Financial  Statements" are an
  integral part of this statement.

  MYR Group Inc.

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

  1 - Basis of Presentation

  The condensed consolidated balance sheets, statements of income and statements of cash flows include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

  The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

  The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


  2 - Earnings Per Share

  Basic and diluted weighted average shares outstanding and earnings per share on net income are as follows:

                                Three months ended March 31
                                ---------------------------
  Share Data:                        1999        1998
                                     -----       -----
      Basic Shares                   5,740       5,548
      Common equivalent shares         540         714
      Shares assumed converted         359         359
                                     -----       -----
      Diluted shares                 6,639       6,621
                                     =====       =====


                                      Three months ended March 31
                                      ---------------------------
                                    1999                        1998
                               Total     Per Share        Total      Per Share
                              -------    ---------       -------    ----------
    Net Income:
    Basic                    $  1,762   $     0.31      $  1,082   $     0.20
    Interest on convertible
    subordinated shares            22                         22
                              -------                    -------
    Diluted                  $  1,784   $     0.27      $  1,104   $     0.17
                              =======                    =======


  3 - Supplemental Quarterly Financial Information (Unaudited)
      (Dollars in thousands, except per share amounts)

                          1999                     1998
                         -------   --------------------------------------------
                         Mar. 31   Mar. 31  June 30  Sept. 30 Dec. 31     Year
                         -------   -------  -------  -------  -------   -------
Contract revenue        $107,327  $110,671 $109,666 $122,282 $116,724  $459,343

Gross profit              11,758     8,929   11,053   12,224   13,014    45,220

Net income                 1,762     1,082    2,071    2,285    2,450     7,888

Earnings per share -
Basic:                      0.31      0.20     0.37     0.40     0.43      1.40

Earnings per share -
Diluted:                    0.27      0.17     0.31     0.34     0.38      1.20

Dividends paid per
share                     0.0375     0.035    0.035    0.035    0.035      0.14

Market price:
  High                     12.00     12.81    14.25    16.88    12.88     16.88
  Low                      10.06     11.31    11.31    10.69    10.13     10.13


  4 - Pending Accounting Pronouncements


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

  5.   Segment Reporting

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

  The Company is engaged primarily in two segments: infrastructure services and commercial/industrial construction. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the financial results have been prepared using a management approach. This approach is consistent with the basis and manner in which management internally disaggregates financial information for the purpose of assisting in making internal operating decisions and is exclusive of corporate selling, general and administrative expenses, net interest expense and other income. Identifiable assets include all assets directly identified with the reportable segments including retentions, accounts receivable, property, equipment and costs and estimated earnings in excess of billings on uncompleted contracts. Corporate assets include cash, deferred tax assets, and other assets that are corporate in nature.

                          Infrastructure  Commercial/  Corporate
                             Services     Industrial   and Other  Consolidated
                            ---------      ---------   ---------  ------------
  Three months ended
  March 31, 1999
  ------------------
  Contract revenue         $  73,101      $  34,226    $     -    $  107,327
  Depreciation and
   amortization                  875             30         84           989
  Income before taxes          5,932            542     (3,537)        2,937
  Segment assets              65,950         39,301      8,257       113,508
  Capital expenditures           181             21          -           202

  Three months ended
  March 31, 1998
  ------------------
  Contract revenue            50,955         59,716          -       110,671
  Depreciation and
   amortization                1,168             80         52         1,300
  Income before taxes          2,469          1,915     (2,581)        1,803
  Segment assets              55,909         60,293      4,587       120,789
  Capital expenditures           902             50          -           952


    Part I Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
                     for the Three Months Ending March 31, 1999


  Results of Operations

  Revenue for the quarter was $107.3 million, compared to $110.7 million in 1998. Revenues for the infrastructure segment increased 43.5% over the prior year. Commercial/industrial revenues were essentially flat with the prior year after excluding the 1998 revenues from the major hotel and casino project in Las Vegas, NV that was completed in late 1998.

  Gross profit for the quarter was $11.8 million, compared to $8.9 million in 1998, or an increase of 31.7%. Gross profit as a percentage of revenue was 11.0% compared to 8.1% in 1998. The 1999 gross profit percentage increased primarily due to improved productivity in the infrastructure services business and the completion of a relatively low margin, cost-plus fixed-fee hotel and casino project in Las Vegas, Nevada in late 1998. Margin percentages for infrastructure services were favorably impacted by weather conditions more conducive to outdoor construction activity during the first quarter of 1999 as compared to the first quarter last year.

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

  Selling, general and administrative expenses for the quarter increased 27.6% to $8.6 million, compared to $6.7 million in 1998. The increase reflects increased training related costs associated with new management development programs, higher professional fees, costs related to additional personnel, and higher incentive compensation accruals on improved profit levels in comparison to the prior year.

  Net interest expense for the quarter was $273,000 compared to $441,000 in 1998. This decrease was primarily due to lower average outstanding bank debt levels in 1999 due to the reduced retention receivable balances on the major hotel and casino project in Las Vegas, NV.

  Gain on sale of property and equipment was $91,000 compared to $47,000 in 1998. The 1999 gain reflects sales and disposals in our continuing efforts to modernize the equipment fleet.

  Other expense for the quarter was $42,000 compared to other income of $7,000 in 1998 and consisted primarily of bank fees, offset by cash discounts.

  Income tax expense for the quarter was $1.2 million compared to $721,000 in 1998. As a percentage of income, the effective rate was 40% in 1999 and 1998.

  The Company's backlog at March 31, 1999 was $149.4 million, compared to $140.1 million at December 31, 1998, and $136.5 million at March 31, 1998. Substantially all the current backlog will be completed within twelve months and approximately 80% will be completed by December 31, 1999.



  Liquidity and Capital Resources

  The Company has a $20 million revolving credit facility. As of March 31, 1999, there was $6.5 million outstanding under the revolving credit facility. The Company has outstanding letters of credit with Banks totaling $4.7 million. The Company anticipates that its credit facility, cash balances and internally generated cash flows will continue to be sufficient to fund operations, capital expenditures and debt service requirements. The Company is also confident that its financial condition will allow it to meet long-term capital requirements.

  In March 1999, the Company's Board of Directors authorized the purchase of up to 750,000 shares of its common stock. In 1999 and 1998, purchases under the prior stock repurchase program totaled 144,808 and 19,494 shares at a cost of $1,492,000 and $248,000, respectively.

  In March 1999, the Company loaned two officers $1,645,000 in total for the exercise cost and tax liability associated with exercising options on 347,225 shares that were expiring in 1999. The portion related to the exercise price, $886,000, is classified in stockholders' equity and the balance that relates to the withholding taxes paid is included in other assets.

  Capital expenditures for the quarter were $202,000 compared to $952,000 in 1998. Capital expenditures during these periods were used for normal property and equipment additions, replacements and upgrades. Proceeds from the disposal of property and equipment for the quarter amounted to $101,000 and $59,000 in 1998. The Company plans to spend approximately $5.5 million on capital improvements during 1999.

  Cash flows provided from operations amounted to $2.1 million, which was used for net capital expenditures of $101,000, the purchase of treasury stock of $1.5 million, dividends paid of $211,000, and the financing of shareholder stock option exercises of $1.6 million. The Company's financial condition continues to be strong at March 31, 1999, with working capital of $30.0 million compared to $30.2 million at December 31, 1998.

  Year 2000 Compliance

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

                   Identification Formulation Implementation
                    of material        of           of           Planned
                       items      corrective   corrective      Completion
                                   actions       actions
                        ----         ----          ---       ---------------
  IT systems            100%         100%          95%       September, 1999
  Non-IT systems        100%          90%          90%       September, 1999
  Third party systems   100%          90%          90%       September, 1999


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

  Item 4.Submission of Matters to a Vote of Security Holders

  The Company held its annual meeting of stockholders on May 10, 1999, pursuant to notice of meeting and proxy statement sent to stockholders of the Company. Stockholders elected Messrs. William G. Brown and John M. Harlan as the Class I directors to serve a term until the annual meeting of stockholders to be held in the year 2002. Messrs. William G. Brown and John M. Harlan were the incumbent Class I directors who were nominated for election by the Board of Directors for re-election. Messrs. Allan E. Bulley, Jr. (Class II), Bide L. Thomas (Class II) and Charles M. Brennan III (Class III) continue to serve as directors of the class indicated after the meeting. The stockholders approved an amendment to Article Fourth of the Company's Certificate of Incorporation to increase the authorized shares of common stock from 10,000,000 to 25,000,000 and to reduce the stated par value from $1.00 to $0.01 per share. The vote on the proposal was 3,626,428 for, 544,999 against and 8,463 abstained.

  Item 6.  Exhibits and Reports on Form 8-K

    a. Exhibits filed herewith are listed in the Exhibit Index filed as a part hereof and incorporated herein by reference.

    b. No reports on Form 8-K were filed by the Company for the 1st Quarter of 1999.

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

                                  MYR Group Inc.




  Date: May 11, 1999      By:       /s/
                             William A. Koertner, Sr. Vice President,
                             Treasurer, and Chief Financial Officer
                             (duly authorized representative of registrant and principal financial officer)

                               MYR Group Inc.
                        Quarterly Report on Form 10Q
                    for the Quarter Ended March 31, 1998

                                Exhibit Index


  Number      Description                                Page (or Reference)


     3        Certificate of Amendment of Amended                13
              and Restated Certificate of Incorporation

    27        Financial Data Schedules                           14