Form 10-Q
period 1999-06-30
MYR GROUP INC
filed 1999-07-23
CIK 700923

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   June 30, 1999

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

  Yes               No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 16, 1999: 5,974,165

                              MYR GROUP INC.

                                I N D E X



  PART I.   Financial Information                              Page No.
                                                               --------
    Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets -
            June 30, 1999 and December 31, 1998                   2

            Condensed Consolidated Statements of Income -
            Three and Six Months Ended June 30, 1999 and 1998     3

            Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1999 and 1998               4

            Notes to Condensed Consolidated Financial Statements  5-7

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations         8-10

  PART II.  Other Information

    Item 1. Legal Proceedings                                     10

   Item 4.  Submission of Matters to a Vote of Security Holders   10

   Item 6.  Exhibits and Reports on Form 8-K                      10

  SIGNATURE                                                       11

    Part I, Item 1
    Financial
    Information

    MYR Group Inc.

    CONDENSED CONSOLIDATED BALANCE SHEETS
    (Dollars in thousands)
    ----------------------------------------------------------------------
                                                     June 30      Dec. 31
                                                       1999        1998
                                                   -----------------------
                                                    (Unaudited)      *
    ----------------------------------------------------------------------
    ASSETS
    Current assets:
        Cash and cash equivalents                 $        545 $     1,372
        Contract receivables including retainage        72,152      68,112
        Costs and estimated earnings in excess of
         billings on uncompleted contracts              19,076      17,092
        Deferred income taxes                            6,153       6,153
        Other current assets                               492         239
                                                   -----------------------
    Total current assets                                98,418      92,968
                                                   -----------------------

    Property and equipment:                             57,722      56,706
        Less accumulated depreciation                   41,851      40,604
                                                   -----------------------
                                                        15,871      16,102
                                                   -----------------------
    Other assets                                         1,494       1,129
                                                   -----------------------
    Total assets                                  $    115,783 $   110,199
                                                   =======================

    LIABILITIES
    Current liabilities:
        Current maturities of long-term debt      $      5,712 $     7,813
        Accounts payable                                20,669      14,135
        Billings in excess of costs and estimated
         earnings on uncompleted contracts              10,123       9,448
        Accrued insurance                               14,745      13,868
        Other current liabilities                       14,946      17,528
                                                   -----------------------
    Total current liabilities                           66,195      62,792
                                                   -----------------------

    Deferred income taxes                                1,051       1,052
    Other liabilities                                      392         393
    Long-term debt:
        Promissory notes and other debt                    250         917
        Industrial revenue bond                            250         250
        Subordinated convertible debentures              3,632       5,447
                                                   -----------------------
    Total long-term debt                                 4,132       6,614
                                                   -----------------------
    SHAREHOLDERS' EQUITY
    Common stock and additional paid-in capital          8,190       7,009
    Retained earnings                                   39,102      34,335
    Restricted stock awards and shareholders'
    notes receivable                                    (3,279)     (1,996)
                                                   -----------------------
    Total shareholders' equity                          44,013      39,348
                                                   -----------------------
    Total liabilities and shareholders' equity    $    115,783 $   110,199
                                                   =======================

    *Condensed from audited financial statements
    ----------------------------------------------------------------------
    The "Notes to Condensed Consolidated Financial Statements"
    are an integral part of this statement.

    MYR Group Inc.

    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
    (Dollars in thousands except per share amounts)
    (Unaudited)

    ------------------------------------------------------------------------
    Periods Ended June 30               Three Months          Six Months
    ------------------------------------------------------------------------
                                       1999      1998       1999      1998
                                    --------   --------  --------   --------
    Contract revenue               $ 118,524  $ 109,666 $ 225,851  $ 220,337

    Contract cost                    103,841     98,613   199,410    200,355
                                    --------   --------  --------   --------
    Gross profit                      14,683     11,053    26,441     19,982

    Selling, general and
     administrative expenses           8,768      7,244    17,365     13,983
                                    --------   --------  --------   --------

    Income from operations             5,915      3,809     9,076      5,999

    Other income (expense)
        Interest income                   37          2        39          6
        Interest expense                (280)      (551)     (555)      (996)
        Gain on sale of property
         and equipment                    90        227       181        274
        Miscellaneous                    (30)       (35)      (72)       (28)
                                    --------   --------  --------   --------
    Income before taxes                5,732      3,452     8,669      5,255

    Income tax expense                 2,293      1,381     3,468      2,102
                                    --------   --------  --------   --------
    Net income                     $   3,439  $   2,071  $  5,201  $   3,153
                                    ========   ========   =======   ========

    Earnings per share:
        Basic                      $     .58  $     .37  $    .89  $     .57
                                    ========   ========   =======   ========

        Diluted                    $     .51  $     .31  $    .78  $     .48
                                    ========   ========   =======   ========

    Dividends per common share     $   .0375  $    .035  $   .075  $    .070
                                    ========   ========   =======   ========

    Average number of shares
    outstanding:
        Basic                          5,971      5,607     5,856      5,578
        Diluted                        6,760      6,691     6,720      6,660

    ------------------------------------------------------------------------
    The "Notes  to Condensed Consolidated Financial  Statements"
    are an integral part of this statement.

    MYR Group Inc.

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    (Dollars in thousands)
    (Unaudited)

    -------------------------------------------------------------------
    Six Months Ended June 30                       1999          1998
    -------------------------------------------------------------------
    CASH FLOWS FROM OPERATIONS

    Income from continuing operations            $   5,201    $   3,153
    Adjustments to reconcile net income to
     cash flows from operations
          Depreciation and amortization              1,939        2,408
          Amortization of unearned stock awards        171          112
          Gain from disposition of assets             (181)        (274)
          Changes in assets and liabilities            788       (9,878)
                                                  --------     --------
    Cash flows from operations                       7,918       (4,479)
                                                  --------     --------

    CASH FLOWS FROM INVESTMENTS

    Expenditures for property and equipment         (1,783)      (1,885)
    Proceeds from disposition of assets                256          446
                                                  --------     --------
    Cash flows from investments                     (1,527)      (1,439)
                                                  --------     --------

    CASH FLOWS FROM FINANCING

    Proceeds (repayments) from long term debt       (4,583)       3,051
    Proceeds from exercise of stock options            937           98
    Issuance of shareholder notes                   (1,645)           -
    Purchase of treasury stock                      (1,491)           -
    Increase in deferred compensation                   (1)           7
    Dividends paid                                    (435)        (395)
                                                  --------     --------
    Cash flows from financing                       (7,218)       2,761
                                                  --------     --------

    Decrease in cash and cash equivalents             (827)      (3,157)
    Cash and cash equivalents at beginning of year   1,372        3,757
                                                  --------     --------
    Cash and cash equivalents at end of period   $     545    $     600
                                                  ========     ========

    -------------------------------------------------------------------
    The "Notes to Condensed Consolidated Financial Statements" are
    an integral part of this statement.

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

  The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

  2 - Earnings Per Share
      (Dollars in thousands except per share amount)

  Basic and diluted weighted average shares outstanding and earnings per share on net income are as follows:

                                       Period Ended June 30
                              ----------------------------------------
                                 Three Months            Six Months
                              -----------------      -----------------
                               1999        1998       1999        1998
                              -----       -----      -----       -----
 Share Data:
  Basic Shares                5,971       5,607      5,856       5,578
  Common equivalent shares      430         725        505         723
  Shares assumed converted      359         359        359         359
                              -----       -----      -----       -----
  Diluted shares              6,760       6,691      6,720       6,660
                              =====       =====      =====       =====


                                    Three Months Ended June 30
                              ----------------------------------------
                                    1999                  1998
                              -----------------      -----------------
                              Total     Per Share    Total    Per Share
                              -----       -----      -----       -----
 Net Income:
  Basic                      $3,439   $    0.58     $2,071    $   0.37
  Interest on convertible
     subordinated shares         22                     21
                              -----                  -----
  Diluted                    $3,461   $    0.51     $2,092    $   0.31
                              =====                  =====


                                     Six Months Ended June 30
                              ----------------------------------------
                                    1999                   1998
                              -----------------      -----------------
                              Total     Per Share    Total    Per Share
                              -----       -----      -----       -----
 Net Income:
  Basic                      $5,201   $    0.89     $3,153   $    0.57
  Interest on convertible
   subordinated shares           44                     44
                              -----                  -----
  Diluted                    $5,245   $    0.78     $3,197    $   0.48
                              =====                  =====

  3 - Supplemental Quarterly Financial Information
      (Unaudited)
      (Dollars in thousands except per share amounts)

  -------------------------------------------------------------------------
                                               1999
  -------------------------------------------------------------------------
                               Mar. 31  June 30   Sept 30  Dec 31     Year
  Contract revenue            $107,327 $ 118,524                    $225,851

  Gross profit                  11,758    14,683                      26,441

  Net income                     1,762     3,439                       5,201

  Earnings per share-Basic:       0.31      0.58                        0.89

  Earnings per share-Diluted:     0.27      0.51                        0.78

  Dividends paid per share      0.0375    0.0375                       0.075

  Market price:
   High                          12.00     18.00                       18.00
   Low                           10.06     11.75                       10.06



                                               1998
  -------------------------------------------------------------------------
                              Mar. 31   June 30   Sept 30   Dec 31    Year
  -------------------------------------------------------------------------

  Contract revenue           $ 110,671 $ 109,666  $122,282 $116,724 $459,343

  Gross profit                   8,929    11,053    12,224   13,014   45,220

  Net income                     1,082     2,071     2,285    2,450    7,888

  Earnings per share-Basic:       0.20      0.37      0.40     0.43     1.40


  Earnings per share-Diluted:     0.17      0.31      0.34     0.38     1.20


  Dividends paid per share       0.035     0.035     0.035    0.035     0.14

  Market price:
   High                          12.81     14.25     16.88    12.88    16.88
   Low                           11.31     11.31     10.69    10.13    10.13


  4.  Pending Accounting Pronouncements

  In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This standard is effective for years beginning after June 15, 2000. The Company believes the implementation of this pronouncement will not have a material impact on the Company's reported financial position, results of operations and cash flows.


  5.  Segment Reporting
      (Dollars in thousands)

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

                             Infrastructure Commercial/ Corporate
                                Services    Industrial  and Other  Consolidated
                                --------    --------     ------     ---------
 Three months ended
  June 30, 1999
 Contract revenue              $  79,018   $  39,506    $     -    $  118,524
 Depreciation and amortization       919         115         87         1,121
 Income before taxes               7,007       1,595     (2,870)        5,732
 Segment assets                   70,721      36,920      8,142       115,783
 Capital expenditures              1,541          40          -         1,581

 Three months ended
  June 30, 1998
 Contract revenue                 57,838      51,828          -       109,666
 Depreciation and amortization     1,096          75         49         1,220
 Income before taxes               4,371       1,499     (2,418)        3,452
 Segment assets                   61,874      53,295      4,180       119,349
 Capital expenditures                824         109          -           933

 Six months ended
  June 30, 1999
 Contract revenue              $ 152,119   $  73,732    $     -    $  225,851
 Depreciation and amortization     1,794         145        171         2,110
 Income before taxes              12,939       2,137     (6,407)        8,669
 Capital expenditures              1,722          61          -         1,783

 Six months ended
  June 30, 1998
 Contract revenue                108,793     111,544          -       220,337
 Depreciation and amortization     2,264         155        101         2,520
 Income before taxes               6,840       3,414     (4,999)        5,255
 Capital expenditures              1,726         159          -         1,885


  Part I Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations for the Three and Six Months Ending June 30, 1999


  Results of Operations

  Revenue for the three and six month periods was $118.5 million and $225.9 million compared to $109.7 million and $220.3 million in 1998. Revenues for the infrastructure segment increased 36.6% over the prior year. Commercial/industrial revenues increased 9.7% over the prior year after excluding the 1998 revenues from the major hotel and casino project in Las Vegas, NV that was completed in late 1998.

  Gross profit for the three and six month periods was $14.7 million and $26.4 million, compared to $11.1 million and $20.0 million in 1998. Gross profit as a percentage of revenue was 12.4% and 11.7% for the three and six month periods, compared to 10.1% and 9.1% in 1998. The 1999 gross profit percentage increased primarily due to improved productivity in the infrastructure services business and the completion of a relatively low margin, cost-plus fixed-fee hotel and casino project in Las Vegas, Nevada in late 1998.

  Revenue and gross profit comparisons from quarter to quarter and comparable quarters of different periods may be impacted by variables beyond the control of the Company. Such variables include unusual or unseasonable weather and delays in receipt of construction materials on projects where the materials are provided to the Company by its clients. The different mix of the Company's work from period to period can impact the gross margin percentage. As the percentage of revenue derived from projects in which the Company supplies materials increases, the gross profit percentage will generally decrease. As the percentage of revenue derived from cost-plus work increases, margins may also decrease since this work involves lower financial risk. Finally, since the Company's revenues are derived principally from providing construction labor services, insurance costs, particularly for workers' compensation, are a significant factor in the Company's contract cost structure. Fluctuations in insurance reserves for claims under retrospective rated insurance programs can have a significant impact on gross margins, either upward or downward, in the period in which such insurance reserve adjustments are made.

  Selling, general and administrative expenses for the three and six month periods were $8.8 million and $17.4 million, compared to $7.2 million and $14.0 million in 1998. The increase reflects increased training related costs associated with new management development programs, higher professional fees, costs related to additional personnel, and higher incentive compensation accruals on improved profit levels in comparison to the prior year.

  Net interest expense for the three and six month periods was $243,000 and $516,000 compared to $549,000 and $990,000 in 1998. This decrease was primarily due to lower average outstanding bank debt levels in 1999 due to the reduced retention receivable balances on the major hotel and casino project in Las Vegas, NV.

  Gain on sale of property and equipment for the three and six month periods was $90,000 and $181,000, compared to $227,000 and $274,000 in
  1998. The gains reflect sales and disposals in our continuing efforts to modernize the equipment fleet.

  Other expense for the three and six month periods was $30,000 and $72,000, compared to other expenses of $35,000 and $28,000 in 1998. Other expense consisted primarily of bank fees, offset by cash discounts.

  Income tax expense for the three and six month periods was $2.3 million and $3.5 million, compared to $1.4 million and $2.1 million in 1998. As a percentage of income, the effective rate was 40% in 1999 and 1998.

  The Company's backlog at June 30, 1999 was $160.8 million, compared to $140.1 million at December 31, 1998, and $143.4 million at June 30, 1998. Substantially all the current backlog will be completed within twelve months and approximately 80% will be completed by December 31, 1999.

  Liquidity and Capital Resources
  The Company has a $20 million revolving credit facility. As of June 30, 1999, there was $3.0 million outstanding under the revolving credit facility. The Company has outstanding letters of credit with Banks totaling $4.7 million. The Company anticipates that its credit facility, cash balances and internally generated cash flows will continue to be sufficient to fund operations, capital expenditures and debt service requirements. The Company is also confident that its
  financial  condition  will   allow  it  to   meet  long-term   capital
  requirements.

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

  Capital expenditures for the three and six month periods were $1.6 million and $1.8 million, compared to $934,000 and $1.9 million in 1998. Capital expenditures during these periods were used for normal property and equipment additions, replacements and upgrades. Proceeds from the disposal of property and equipment for the six months amounted to $256,000 and $446,000 in 1998. The Company plans to spend approximately $5.5 million on capital improvements during 1999.

  Cash flows provided from operations amounted to $7.9 million, which was used for repayments on long term debt of $4.6 million, net capital expenditures of $1.5 million, the purchase of treasury stock of $1.5 million, dividends paid of $435,000, and the financing of shareholder stock option exercises of $1.6 million, offset by proceeds from the exercise of stock options of $937,000. The Company's financial condition continues to be strong at June 30, 1999, with working capital of $32.2 million compared to $30.2 million at December 31, 1998.

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

                  Identification  Formulation  Implementation
                    of material  of corrective  of corrective     Planned
                      items         actions        actions      Completion
                      -----         -------        -------    ---------------
  IT systems           100%          100%            95%      September, 1999
  Non-IT systems       100%           90%            90%      September, 1999
  Third party systems  100%           90%            90%      September, 1999


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

  Year 2000 Costs
  Costs related to the Year 2000 issue are funded through operating cash flows and are being expensed as incurred. As of June 1999, the Company has expended funds in remediation efforts, which consisted of costs associated with modifying the source code of existing software. This amount has been immaterial to the Company. Based upon the Company's investigations to date, it estimates the total costs related to the Year 2000 issue would be immaterial. A number of other upgrades have been made to systems in the normal course of business that mitigate Year 2000 issues. This amount may vary substantially as the Company continues to evaluate items associated with the Year 2000 issue.

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

  Item 4.Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders in the second quarter of 1999 that were not previously disclosed.

  Item 6.  Exhibits and Reports on Form 8-K

    a. Exhibits filed herewith are listed in the Exhibit Index filed as a part hereof and incorporated herein by reference.

    b. No reports on Form 8-K were filed by the Company for the 2nd Quarter of 1999.

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

                                  MYR Group Inc.




  Date: July 23, 1999        By:       /s/
                             ----------------------------------------
                             William A. Koertner, Sr. Vice President,
                             Treasurer, and Chief Financial Officer
                             (duly authorized representative of
                             registrant and principal financial officer)

                              MYR Group Inc.
                       Quarterly Report on Form 10Q
                   for the Quarter Ended June 30, 1998

                              Exhibit Index


  Number    Description                        Page (or Reference)
  ------------------------------------------   ------------------

  27   Financial Data Schedules                           13