Form 10-Q
period 1999-09-30
MYR GROUP INC
filed 1999-10-21
CIK 700923

Form 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended   September 30, 1999

                                    OR

       (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  _________ to _____________

                    Commission File Number   1-8325

                            MYR GROUP INC.
          (Exact name of registrant as specified in its charter)

              Delaware                             36-3158643
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)


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

  Yes               No


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 15, 1999: 6,049,096

                                MYR GROUP INC.

                                 I N D E X




  PART I.   Financial Information                                    Page No.
                                                                     --------
   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets -
            September 30, 1999 and December 31, 1998                    2

            Condensed Consolidated Statements of Income -
            Three and Nine Months Ended September 30, 1999 and 1998     3

            Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1999 and 1998               4

            Notes to Condensed Consolidated Financial Statements      5-7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations            8-10

  PART II.  Other Information

   Item 1.  Legal Proceedings                                          10

   Item 4.  Submission of Matters to a Vote of Security Holders        10

   Item 6.  Exhibits and Reports on Form 8-K                           10

  SIGNATURE                                                            11

  Part I, Item 1
  Financial Information

  MYR Group Inc.

  CONDENSED CONSOLIDATED BALANCE SHEETS
  (Dollars in thousands)
  -----------------------------------------------------------------------
                                                      Sept. 30    Dec. 31
                                                        1999       1998
                                                      (Unaudited)    *
  -----------------------------------------------------------------------
  ASSETS
  Current assets:
     Cash and cash equivalents                       $     665 $    1,372
     Contract receivables including retainage           72,100     68,112
     Costs and estimated earnings in excess of
      billings on uncompleted contracts                 24,196     17,092
     Deferred income taxes                               6,153      6,153
     Other current assets                                  461        239
                                                      -------------------
  Total current assets                                 103,575     92,968
                                                      -------------------
  Property and equipment:                               56,615     56,706
     Less accumulated depreciation                      41,036     40,604
                                                      -------------------
                                                        15,579     16,102
                                                      -------------------
  Other assets                                           1,615      1,129
                                                      -------------------
  Total assets                                       $ 120,769 $  110,199
                                                      ===================

  LIABILITIES
  Current liabilities:
     Current maturities of long-term debt            $   8,567 $    7,813
     Accounts payable                                   14,555     14,135
     Billings in excess of costs and estimated
      earnings on uncompleted contracts                 11,943      9,448
     Accrued insurance                                  14,742     13,868
     Other current liabilities                          17,206     17,528
                                                      -------------------
  Total current liabilities                             67,013     62,792
                                                      -------------------
  Deferred income taxes                                  1,052      1,052
  Other liabilities                                        388        393
  Long-term debt:
     Promissory notes and other debt                       250        917
     Industrial revenue bond                               250        250
     Subordinated convertible debentures                 3,340      5,447
                                                      -------------------
  Total long-term debt                                   3,840      6,614

  SHAREHOLDERS' EQUITY
  Common stock and additional paid-in capital            8,710      7,009
  Retained earnings                                     42,958     34,335
  Restricted stock awards and shareholders'
   notes receivable                                     (3,192)    (1,996)
                                                      -------------------
  Total shareholders' equity                            48,476     39,348
                                                      -------------------
  Total liabilities and shareholders' equity         $ 120,769 $  110,199
                                                      ===================

  *Condensed from audited financial statements
  -----------------------------------------------------------------------
  The "Notes to Condensed Consolidated Financial Statements" are
  an integral part of this statement.

 MYR Group Inc.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Dollars in thousands except per share amounts)
 (Unaudited)

 --------------------------------------------------------------------------
 Periods Ended September 30             Three Months         Nine Months
 --------------------------------------------------------------------------
                                       1999      1998       1999       1998
                                     --------  --------   --------   --------
 Contract revenue                   $ 122,265 $ 122,282  $ 348,116  $ 342,619

 Contract cost                        107,235   110,058    306,645    310,413
                                     --------  --------   --------   --------
 Gross profit                          15,030    12,224     41,471     32,206

 Selling, general and
  administrative expenses               8,602     8,081     25,967     22,064
                                     --------  --------   --------   --------
 Income from operations                 6,428     4,143     15,504     10,142

 Other income (expense)
    Interest income                        37         3         76          9
    Interest expense                     (205)     (592)      (760)    (1,588)
    Gain on sale of property and
     equipment                            561       226        742        500
    Miscellaneous                         (21)       29        (93)         1
                                     --------  --------   --------   --------
 Income before taxes                    6,800     3,809     15,469      9,064

 Income tax expense                     2,720     1,524      6,188      3,626
                                     --------  --------   --------   --------
 Net income                         $   4,080 $   2,285  $   9,281  $   5,438
                                     ========  ========   ========   ========
 ============================================================================

 Earnings per share:
    Basic                           $    0.68 $     .40  $    1.57 $      .97
                                     ========  ========   ========   ========
    Diluted                         $    0.60 $     .34  $    1.38 $      .82
                                     ========  ========   ========   ========
 Dividends per common share         $   .0375 $    .035  $  0.1125 $     .105
                                     ========  ========   ========   ========
 Average number of shares
 outstanding:
    Basic                               5,978     5,616      5,897      5,591
    Diluted                             6,828     6,713      6,751      6,677
 ----------------------------------------------------------------------------
 The "Notes to Condensed Consolidated Financial Statements" are
 an integral part of this statement.


  MYR Group Inc.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Dollars in thousands)
  (Unaudited)

  --------------------------------------------------------------------------
  Nine Months Ended September 30                 1999              1998
  --------------------------------------------------------------------------
  CASH FLOWS FROM OPERATIONS

  Income from continuing operations          $    9,281        $    5,438
  Adjustments to reconcile net income to
   cash flows from operations
       Depreciation and amortization              3,256             3,483
       Amortization of unearned stock
         awards                                     258               141
       Gain from disposition of assets             (742)             (500)
       Changes in assets and liabilities         (6,425)          (10,030)
                                              ---------         ---------
  Cash flows from operations                      5,628            (1,468)
                                              ---------         ---------
  CASH FLOWS FROM INVESTMENTS

  Expenditures for property and equipment        (2,932)           (2,984)
  Proceeds from disposition of assets             1,005               751
                                              ---------         ---------
  Cash flows from investments                    (1,927)           (2,233)
                                              ---------         ---------
  CASH FLOWS FROM FINANCING

  Proceeds (repayments) from long term debt      (1,584)            1,086
  Proceeds from exercise of stock options           976               229
  Issuance of shareholder notes                  (1,645)                -
  Purchase of treasury stock                     (1,491)                -
  Increase in deferred compensation                  (5)               18
  Dividends paid                                   (659)             (591)
                                              ---------         ---------
  Cash flows from financing                      (4,408)              742
                                              ---------         ---------
  Decrease in cash and cash equivalents            (707)           (2,959)
  Cash and cash equivalents at beginning
   of year                                        1,372             3,757
                                              ---------         ---------
  Cash and cash equivalents at end of period $      665        $      798
                                              =========         =========
 --------------------------------------------------------------------------
  The "Notes to Condensed Consolidated Financial Statements" are an
  integral part of this statement.


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

  The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

  2 - Earnings Per Share
   (Dollars in thousands except per share amounts)

  Basic and diluted weighted average shares outstanding and earnings per share on net income are as follows:

                                       Period Ended September 30
                              ----------------------------------------
                                 Three Months            Nine Months
                              -----------------      -----------------
                               1999        1998       1999        1998
                              -----       -----      -----       -----
 Share Data:
  Basic Shares                5,978       5,616      5,897       5,591
  Common equivalent shares      568         738        572         727
  Shares assumed converted      282         359        282         359
                              -----       -----      -----       -----
  Diluted shares              6,828       6,713      6,751       6,677
                              =====       =====      =====       =====


                                    Three Months Ended September 30
                              ----------------------------------------
                                    1999                  1998
                              -----------------      -----------------
                              Total     Per Share    Total    Per Share
                              -----       -----      -----       -----
 Net Income:
  Basic                      $4,080   $    0.68     $2,285    $   0.40
  Interest on convertible
     subordinated shares         21                     22
                              -----                  -----
  Diluted                    $4,101   $    0.60     $2,307    $   0.34
                              =====                  =====


                                     Nine Months Ended September 30
                              ----------------------------------------
                                    1999                   1998
                              -----------------      -----------------
                              Total     Per Share    Total    Per Share
                              -----       -----      -----       -----
 Net Income:
  Basic                      $9,281   $    1.57     $5,438   $    0.97
  Interest on convertible
   subordinated shares           65                     65
                              -----                  -----
  Diluted                    $9,346   $    1.38     $5,503    $   0.82
                              =====                  =====

  3 - Supplemental Quarterly Financial Information (Unaudited)
    (Dollars in thousands except per share amounts)

                                                  1999
                            ------------------------------------------------
                            Mar. 31   June 30   Sept 30    Dec 31     Year
                            ------------------------------------------------
  Contract revenue         $ 107,327 $ 118,524 $ 122,265           $ 348,116

  Gross profit                11,758    14,683    15,030              41,471

  Net income                   1,762     3,439     4,080               9,281

  Earnings per share -
   Basic                        0.31      0.58      0.68                1.57

  Earnings per share -
   Diluted                      0.27      0.51      0.60                1.38

  Dividends paid per share    0.0375    0.0375    0.0375              0.1125

  Market price:
   High                        12.00     18.00     22.50               22.50
   Low                         10.06     11.75     16.75               10.06



                                                  1998
                            ------------------------------------------------
                            Mar. 31   June 30   Sept 30    Dec 31     Year
                            ------------------------------------------------

  Contract revenue         $ 110,671 $ 109,666 $ 122,282 $ 116,724 $ 459,343

  Gross profit                 8,929    11,053    12,224    13,014    45,220

  Net income                   1,082     2,071     2,285     2,450     7,888

  Earnings per share -
   Basic                        0.20      0.37      0.40      0.43      1.40

  Earnings per share -
   Diluted                      0.17      0.31      0.34      0.38      1.20

  Dividends paid per share     0.035     0.035     0.035     0.035      0.14

  Market price:
   High                        12.81     14.25     16.88     12.88     16.88
   Low                         11.31     11.31     10.69     10.13     10.13

</TABLE

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

                             Infrastructure Commercial/ Corporate
                                Services    Industrial  and Other  Consolidated
                                --------    --------     ------     ---------
 Three months ended
   September 30, 1999
 Contract revenue              $  81,063   $  41,202    $     -    $  122,265
 Depreciation and amortization     1,125         192         87         1,404
 Income before taxes               7,117       3,424     (3,741)        6,800
 Segment assets                   72,436      40,239      8,094       120,769
 Capital expenditures              1,013         136          -         1,149

 Three months ended
   September 30, 1998
 Contract revenue                 68,052      54,230          -       122,282
 Depreciation and amortization     1,014          75         15         1,104
 Income before taxes               5,947         870     (3,008)        3,809
 Segment assets                   65,357      49,765      6,607       121,729
 Capital expenditures              1,099           -          -         1,099

 Nine months ended
   September 30, 1999
 Contract revenue                233,182     114,934          -       348,116
 Depreciation and amortization     2,919         337        258         3,514
 Income before taxes              20,056       5,561    (10,148)       15,469
 Capital expenditures              2,735         197          -         2,932

 Nine months ended
   September 30, 1998
 Contract revenue                176,845     165,774          -       342,619
 Depreciation and amortization     3,278         230        116         3,624
 Income before taxes              12,787       4,284     (8,007)        9,064
 Capital expenditures              2,825         159          -         2,984

  Part I Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
              for the Three and Nine Months Ending September 30, 1999


  Results of Operations

  Revenue for the three and nine month periods was $122.3 million and $348.1 million compared to $122.3 million and $342.6 million in 1998. Revenues for the infrastructure segment increased 19.1% over the prior year primarily due to increased volume of work with alliance partners. Commercial/industrial revenues were flat compared to the prior year after excluding the 1998 revenues from the major hotel and casino project in Las Vegas, NV that was completed in late 1998.

  Gross profit for the three and nine month periods was $15.0 million and $41.5 million, compared to $12.2 million and $32.2 million in 1998. Gross profit as a percentage of revenue was 12.3% and 11.9% for the three and nine month periods, compared to 10.0% and 9.4% in 1998. The 1999 three and nine month period gross profit percentages increased primarily due to continued strong performance in the infrastructure services business, improved productivity in the commercial/industrial group, and the completion of a relatively low margin, cost-plus fixed-fee hotel and casino project in Las Vegas, Nevada in late 1998. The 1999 three month period gross profit percentage also increased due to lower insurance costs as a result of favorable safety experience.

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

  Selling, general and administrative expenses for the three and nine month periods were $8.6 million and $26.0 million, compared to $8.1 million and $22.1 million in 1998. The increase reflects increased training related costs associated with new management development programs, higher professional fees, costs related to additional personnel, and higher incentive compensation accruals on improved profit levels in comparison to the prior year.

  Net interest expense for the three and nine month periods was $168,000 and $684,000 compared to $589,000 and $1,579,000 in 1998. This decrease was primarily due to lower average outstanding bank debt levels in 1999 due to the reduced retention receivable balances on the major hotel and casino project in Las Vegas, NV and strong operating results generating positive cash flows.

  Gain on sale of property and equipment for the three and nine month periods was $561,000 and $742,000, compared to $226,000 and $500,000 in
  1998. The gains reflect sales and disposals in our continuing efforts to modernize the equipment fleet.

  Other expense for the three and nine month periods was $21,000 and $93,000, compared to other income of $29,000 and $1,000 in 1998. Other income/expense consisted primarily of cash discounts, offset by bank fees.

  Income tax expense for the three and nine month periods was $2.7 million and $6.2 million, compared to $1.5 million and $3.6 million in 1998. As a percentage of income, the effective rate was 40% in 1999 and 1998.

  The Company's backlog at September 30, 1999 was $171.8 million, compared to $140.1 million at December 31, 1998, and $135.1 million at September 30, 1998. Substantially all the current backlog will be completed within twelve months and approximately 60% will be completed by December 31, 1999.


  Liquidity and Capital Resources
  In September 1999, the Company renegotiated the revolving credit facility with its banks. The new terms increased the capacity to a $30 million revolver and provides more favorable terms. As of September 30, 1999, there was $6.0 million outstanding under the revolving credit facility. The Company has outstanding letters of credit with Banks totaling $1.9 million. The Company anticipates that its credit facility, cash balances and internally generated cash flows will continue to be sufficient to fund operations, capital expenditures and debt service requirements. The Company is also confident that its financial condition will allow it to meet long-term capital requirements.

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

  Capital expenditures for the three and nine month periods were $1.1 million and $2.9 million, compared to $1.1 million and $3.0 million in 1998. Capital expenditures during these periods were used for normal property and equipment additions, replacements and upgrades. Proceeds from the disposal of property and equipment for the three and nine months amounted to $749,000 and $1.0 million in 1999. The Company plans to spend approximately $5.5 million on capital improvements during 1999.

  Cash flows provided from operations amounted to $5.6 million, which was used for repayments on long term debt of $1.6 million, net capital expenditures of $1.9 million, the purchase of treasury stock of $1.5 million, dividends paid of $659,000, and the financing of shareholder stock option exercises of $1.6 million, offset by proceeds from the exercise of stock options of $976,000. The Company's financial condition continues to be strong at September 30, 1999, with working capital of $36.6 million compared to $30.2 million at December 31, 1998.


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

                  Identification  Formulation  Implementation
                    of material  of corrective  of corrective     Planned
                      items         actions        actions      Completion
                      -----         -------        -------    ---------------

  IT systems          100%           100%            95%       November, 1999
  Non-IT              100%           100%            95%       November, 1999
  systems
  Third party         100%            95%            90%       November, 1999
  systems

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

  Year 2000 Costs
  Costs related to the Year 2000 issue are funded through operating cash flows and are being expensed as incurred. As of September 1999, the Company has expended funds in remediation efforts, which consisted of costs associated with modifying the source code of existing software. This amount has been immaterial to the Company. Based upon the Company's investigations to date, it estimates the total costs related to the Year 2000 issue would be immaterial. A number of other upgrades have been made to systems in the normal course of business that mitigate Year 2000 issues. This amount may vary substantially as the Company continues to evaluate items associated with the Year 2000 issue.

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

  Year 2000 Contingency Plans
  The Company is currently evaluating business disruption scenarios, coordinating the establishment of Year 2000 contingency plans and identifying and implementing preemptive strategies. Detailed contingency plans for critical business processes will be developed by November 1999.

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

    b. No reports on Form 8-K were filed by the Company for the 3rd Quarter of 1999.

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

                                  MYR Group Inc.




  Date:  October 21, 1999    By:       /s/
                             ----------------------------------------
                             William A. Koertner, Sr. Vice President,
                             Treasurer, and Chief Financial Officer
                             (duly authorized representative of
                             registrant and principal financial officer)

                              MYR Group Inc.
                       Quarterly Report on Form 10Q
                 for the Quarter Ended September 30, 1998

                               Exhibit Index


  Number    Description                          Page (or Reference)
  ----------------------------------------       -------------------


  27   Financial Data Schedules                           13