Form 10-K
period 1999-12-31
MYR GROUP INC
filed 2000-03-30
CIK 700923

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
 (Mark One)

   [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For fiscal year ended December 31, 1999

                                 OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ___________ to ___________.

                    Commission File Number:  1-8325

                            MYR Group Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Delaware                                    36-3158643
   ----------------------------                     ----------------
   (State or other jurisdiction                     (I.R.S. Employer
         of incorporation)                         Identification No.)

            1701 W. Golf Road, Rolling Meadows, IL  60008
         ---------------------------------------------------
         (Address of principal executive offices) (Zip Code)

  Registrant's telephone number, including area code:  (847) 290-1891

     Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
       Title of each class                     on which registered
  -----------------------------              -----------------------
  Common Stock, $0.01 par value              New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:

                                None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                      Yes  [ X ]     No  [   ]

       The aggregate market value of the registrant's Common Stock, $0.01 par value, held by non-affiliates of the registrant as of March 22, 2000, was $152,817,148 based on the closing price on that date on the New York Stock Exchange. As of March 22, 2000, 6,714,259 shares of the registrant's Common Stock, $0.01 par value were outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE
  Those sections or portions of the definitive proxy statement of MYR Group Inc. for use in connection with its annual meeting of stock-holders are incorporated by reference into Part III of this annual report.

                          Table of Contents
                      and Cross-Reference Sheet

                                                     Page or Reference
                                                     -----------------
  Part I
         Item 1.  Business....................................3

         Item 2.  Properties..................................6

         Item 3.  Legal Proceedings...........................7

         Item 4.  Submission of Matters to a Vote of
                  Security Holders............................7

Part II
         Item 5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters.................8

         Item 6.  Selected Financial Data.....................9

         Item 7.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.................................10

         Item 8.  Financial Statements.......................14

         Item 9.  Changes in and Disagreements with
                  Independent Auditors on Accounting and
                  Financial Disclosure.......................32

Part III
         Item 10. Directors and Executive Officers of the
                  Registrant.................................33

         Item 11. Executive Compensation.....................33

         Item 12. Security Ownership of Certain Beneficial
                  Owners and Management......................33

         Item 13. Certain Relationships and Related
                  Transactions...............................33

  Part IV
         Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K........................34

  Signatures.................................................35

                           MYR GROUP INC.

                               PART I

  Item 1.  Business

  The Company was organized under the laws of Delaware in April 1982, to serve as a holding company. Its principal assets consist of all of the outstanding shares of capital stock of The L. E. Myers Co., a Delaware corporation ("Myers"), Hawkeye Construction Inc., an Oregon corporation ("Hawkeye"), Harlan Electric Company, a Michigan corporation ("Harlan"), MYRcom, Inc. ("MYRcom"), a Delaware Corporation, ComTel Technology, Inc., ("ComTel") a Colorado Corporation, and D.W. Close
  Company Inc., a Washington Corporation ("D.W. Close"). Myers is based in Rolling Meadows, Illinois and is the successor to another Delaware Corporation of the same name which was organized in 1914 to succeed a business established in 1891 by Lewis E. Myers. Hawkeye was acquired by the Company in 1991 and its principal place of business is Troutdale, Oregon. Harlan was acquired by the Company in 1995 and is headquartered in Rochester Hills, Michigan. Harlan has two subsidiaries: Sturgeon Electric Company, Inc., a Michigan corporation ("Sturgeon") with its principal place of business in Henderson, Colorado, acquired by Harlan in 1974 and Power Piping Company, a Pennsylvania corporation ("Power Piping") with its principal place of business in Pittsburgh, Pennsylvania, acquired by Harlan in 1963. ComTel was organized in 1983 and its principal place of business is Broomfield, Colorado. The Company acquired D.W. Close on May 1, 1997. MYRcom was formed in 1999 and its principal place of business is in Texas. D.W. Close was organized in 1979 as a Washington corporation and its principal place of business is Seattle, Washington. As used under this Item 1 and Item 2, the term "Company" refers collectively to MYR Group Inc. and its direct and indirect subsidiaries and predecessors, unless the context otherwise requires.

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

  Myers, Hawkeye, Harlan, ComTel, MYRcom, Sturgeon and D.W. Close each provide some or all of these services to their respective markets. The

  Company generally serves the electric utility and gas utility industries as a prime construction contractor while its telecommunications services and its traffic and street lighting services are provided both as a prime contractor and as a subcontractor. Designs and specifications for a project are usually prepared by the clients or their agents. The services provided to electric utilities and other similar entities include the construction and maintenance of high voltage transmission lines, substations and distribution  systems.  The  gas  construction  services  involves  the underground installation and repair of gas mains and lines. The telecommunications services include the installation of foundations and towers for PCS and cellular wireless communication installations, fiber optic and copper communication installation for the trans-
  mission of voice, data and video. The Company also installs telecommunications/teledata services which include LAN/WAN, telephone, video, voice, data, security and fire alarm systems. The Company supplies the management, labor, equipment and tools necessary to construct the project. Construction materials are generally supplied by the clients although the Company occasionally may be required to procure and supply the construction materials. Most contracts undertaken by the Company are completed within twelve months, although certain contracts may extend for longer periods.

  Commercial/Industrial Construction Services

  The Company, through Sturgeon, ComTel and D.W. Close, provides electric construction and maintenance services to the commercial and industrial marketplace. These services are typically referred to as "inside" electrical construction. The Company's work in the commercial and industrial electric construction market place is most often performed as a subcontractor to a general contractor, however, the Company does perform certain commercial and industrial construction services as a prime contractor. Commercial and industrial electrical maintenance services are frequently performed by the Company as a prime contractor. The Company generally provides the materials to be installed as a part of the scope of these contracts which vary greatly in size and duration. The Company provides such construction services on many varied types of projects including airports, hospitals, hotels and casinos, arenas and convention centers, and manufacturing and process facilities. On occasion, a subsidiary of the Company will enter into a joint venture with another contractor to perform a specific project. In these cases the subsidiary and the other contractor will typically share in the profits or losses on the project in the percentage determined by the joint venture agreement. The joint venture agreement will define the obligations of the subsidiary and the other contractor with respect to the project and the management of the venture.

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

  Customers

  Electric utilities, in the aggregate, represent the largest customer base of the Company. During the last five years, the Company's ten largest customers accounted for 42.3% of its consolidated contract revenues and its single largest customer accounted for 8.1% of such revenue. General contractors, as a group, constitute a significant group of customers for the Company's commercial and industrial work. Municipal or other government funded large projects provide the Company with significant revenues when it is awarded all or a substantial part of the electrical construction work on such projects.

  In 1999  the Company's  ten largest  customers accounted  for 40.3%  of
  annual revenues.   The Company's  single largest  customer during  1999
  accounting for 7.1% of such revenue.

  Contracts

  The Company enters into contracts principally on the basis of competi-tive bids. Although there is considerable variation in the terms of the contracts undertaken by the Company, contracts will usually be either lump sum or unit price contracts pursuant to which the Company agrees to do the work for a fixed amount for the entire project or for the particular units of work performed. On occasion, the Company does obtain cost-plus contracts which provide for reimbursement of costs incurred by the Company, often within stated limits, plus the payment of a fee in a fixed amount or equal to a percentage of reimbursable cost. On occasion these cost-plus contracts require the Company to include a guaranteed not-to-exceed maximum price. Cost-plus and unit price contracts have accounted for a larger portion of revenue due in part to our increased level of alliances with our utility clients. A portion of the work performed by the Company requires performance and payment bonds at the time of execution of the contract. Contracts generally include payment provisions pursuant to which a 5% to 10% retainage is withheld from each progress payment until the contract work has been completed and approved.

  The Company's backlog was $173.0 million at December 31, 1999, compared to $140.1 million at December 31, 1998. The varying magnitude and duration of projects undertaken by the Company may result in substantial fluctuations in its backlog from time to time. Substantially all of the December 31, 1999 backlog will be completed in 2000.

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

  Some projects give rise to claims by the Company against its customers for additional compensation based upon such matters as scheduling changes, delays and interruptions or improper or revised specifications. Some projects also result in counter claims against the  Company  related  to  costs  incurred  by  the  owner  or  general contractor allegedly as a result of deficiencies or delays in performance by the Company. The resolution of such claims often extends over several years. Management's judgment as to the possible outcome of such claims pending at the end of a financial reporting period is reflected in the Company's results of operations for such period and is revised in subsequent periods, if and as, required by developments with respect to such claims (see Note 1 to the Financial Statements).

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

  Commercial/Industrial Construction Competition

  Competition for the commercial/industrial construction services provided by the Company varies greatly. Size and location of the project will impact which competitors and the number of competitors that the Company will encounter on any particular project. The individual relationships with general contractors developed over several years by particular contractors based upon prior projects worked together will impact the Company's and its competitors' opportunities to bid on certain projects. The equipment requirements for this type of work are generally not as significant as for the infrastructure construction. Since commercial and industrial construction typically involves the purchase of materials by the contractor the financial resources to meet these requirements on particular projects may impact the competition the Company encounters. The Company has performed such construction services principally in the western half of the United States with the exception of the mechanical portion of the Company's commercial and industrial construction services, provided through Power Piping, which have been performed principally in the eastern half of the United States. Certain of the Company's competitors for this type of work operate nationally, however, the preponderance of the Company's competition operates regionally.

  The Company's competition includes entities which operate solely as union contractors, solely as non-union contractors, or in certain cases, through related companies having both union and non-union contractors.

  In essentially all cases involving maintenance services provided by the Company, the Company's customers will also perform some or all of these types of services as well.

  Employees

  At December 31, 1999, the Company had approximately 440 salaried employees including executive officers, district managers, project managers, superintendents, estimators, office managers, and staff and clerical personnel. The Company also employed approximately 3,700 hourly-rated employees. This number fluctuates depending upon the number and size of the projects under construction by the Company at any particular time. During peak construction periods, the Company had about 4,100 hourly-rated employees working on various construction projects in 1999. Approximately 90% of the Company's hourly-rated employees were members of the International Brotherhood of Electrical Workers ("IBEW"), AFL-CIO. Such IBEW employees are represented by numerous local unions under various agreements with varying terms and expiration dates. Such local agreements are entered into by and between the IBEW local and the National Electrical Contractors Association, of which the Company is a member. On occasion the Company will employ employees who are members of other trade unions pursuant to multi-employer, multi-union project agreements.

  Recent Events

  On December 21, 1999, MYR Group, Inc. (the "Company"), GPX Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Parent ("Purchaser") and GPU, Inc. ("Parent") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which, Purchaser commenced a cash tender offer (the "Offer"), to purchase all the issued and outstanding shares of common stock of the Company, $0.01 par value per share (the "Shares"), at a price of $30.10 per Share, net to the seller in cash, without interest thereon, subject to the terms and conditions of the Offer. The obligation of Purchaser to accept for payment or pay for Shares is subject to the satisfaction of the condition that there shall be validly tendered in accordance with the terms of the Offer prior to the expiration date of the Offer and not withdrawn a number of Shares which, together with the Shares then owned by Parent and Purchaser, represents at least a majority of the Shares outstanding on a fully diluted basis, and certain other conditions. The Merger Agreement provides that, following the consummation of the Offer, upon the satisfaction or waiver of certain conditions, Purchaser will be merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation (the "Surviving Corporation"). In the Merger, each Share outstanding immediately prior to the effective time of the Merger (other than Shares held in the treasury of the Company, Shares owned by Parent, Purchaser or any other wholly owned subsidiary of Parent, or Shares held by stockholders who properly perfect their dissenters' rights under the Delaware General Corporation Law) will be converted, by virtue of the Merger and without any action by the holder thereof, into the right to receive $30.10 per Share (or any higher price paid per Share in the Offer), net to the seller in cash, without interest thereon.

  The transaction is subject to regulatory approval under the Public Utility Holding Company Act, to the satisfaction of certain other conditions, and also provides for the payment of a break-up fee.


  Item 2.  Properties

  Construction Equipment

  The Company owns a substantial amount of construction equipment. This equipment, which at December 31, 1999 had an aggregate cost of $47.6 million and a net book value of $10.1 million includes, among other items, trucks, trailers, tractors, tension stringing machines, bulldozers, bucket trucks, digger derricks, cranes and construction tools. Circumstances often require the Company to lease or rent various items of equipment in connection with its work on particular projects. The terms of these equipment leases and rental agreements are generally related to the length of time to complete the construction contract and sometimes include an option to purchase. The Company generally exercises the lease-purchase options with respect to such equipment, and in such cases, usually receives a credit toward the purchase price in the amount of all or a portion of the rentals paid on the lease.

  Real Estate

  The general offices of the Company occupy approximately 10,500 square feet of leased space in an office building at 1701 West Golf Road, Rolling Meadows, Illinois. The lease on these quarters expires in February, 2004. Rent expense for this property in 1999 totaled approximately $159,000.

  The Company owns land which at December 31, 1999 aggregated approximately 46 acres. Buildings owned by the Company as of the same date contained approximately 174,000 square feet of space and housed certain regional offices and equipment centers, as well as a number of small warehouses and garages.

  Certain other regional locations, which were leased on December 31, 1999, contained approximately 131,000 square feet of enclosed space. Rentals for such property in 1999 totaled approximately $1.2 million and were under both long and short-term leases.

  The following table sets forth Company acquisitions of all property and equipment, including acquisitions under capital leases, during each of the last three years.

                   Year            Amount
                   ----          ---------
                   1999         $4,340,000
                   1998         $4,545,000
                   1997         $4,173,000


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

  Item 4.  Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders in the fourth quarter of the year ended December 31, 1999.

                               PART II

  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

  The shares of Common Stock of the Company are listed and traded on the New York Stock Exchange. As of March 22, 2000 there were 712 holders of record of the shares of Common Stock of the Company. The following table sets forth quarterly market price and dividend information per share for the Common Stock of the Company (see Note 19 to the Financial Statements).

   Quarter Ended            Stock Price Range      Dividends Declared
  --------------            -----------------      ------------------
  December 31, 1999          $17.88  - $29.50           $.0375
  September 30, 1999          16.75  -  22.50            .0375
  June 30, 1999               11.75  -  18.00            .0375
  March 31, 1999              10.06  -  12.00            .0375

  December 31, 1998          $10.13  - $12.88           $.035
  September 30, 1998          10.69  -  16.88            .035
  June 30, 1998               11.31  -  14.25            .035
  March 31, 1998              11.31  -  12.81            .035

 Item 6.  Selected Financial Data

 CONTINUING OPERATIONS

 (Dollars in thousands except per share amounts)
 ===============================================================================================
 Years ended December 31                   1999        1998         1997       1996       1995
 ===============================================================================================
 FOR THE   Contract revenue              $477,279    $459,343     $431,276   $310,577   $266,965
 YEAR      Income                           9,132       7,888        5,951      3,968      3,429
           Depreciation and
             Amortization                   4,668       4,565        5,580      6,091      6,189
           Capital  expenditures            4,340       4,545        4,173      5,293      4,959
           Interest expense                 1,020       2,160        1,720      1,826      1,772

           -------------------------------------------------------------------------------------

 AT YEAR   Backlog                       $173,000    $140,100     $136,400   $134,900   $ 69,100
 END       Working capital                 33,813      30,176       22,598     14,171     15,490
           Property (net)                  15,817      16,102       16,891     22,239     23,144
           Total assets                   129,706     110,199      117,424     98,486    101,834
           Total long-term debt                --       6,614        7,784      8,995     14,590
           Shareholders' equity            49,696      39,348       31,078     29,570     26,618
           Shares outstanding               6,429       5,699        5,488      5,395      5,303
           Diluted shares outstanding       6,900       6,672        7,088      6,747      6,666

           -------------------------------------------------------------------------------------

 PER       Income
 SHARE       Basic                       $   1.53    $   1.40     $   1.09   $    .74   $    .65
 DATA        Diluted                         1.34        1.20          .87        .62        .55

           Book value                        7.73        6.90         5.66       5.48       5.02
           Stock price range
             Low                            10.06       10.13         6.98       6.00       4.78
             High                           29.50       16.88        14.85       7.73       7.15
           Cash dividends                   .1500       .1400        .1320      .1200      .1091
           -------------------------------------------------------------------------------------

            NOTES: 1. Selected financial data for 1999, 1998, 1997,  1996 and 1995 includes Harlan Electric Company since the January 3, 1995 date of acquisition. The 1999, 1998 and 1997 data includes D.W. Close Company since the May 1, 1997 date of acquisition. See
                      Note 2 to the Financial Statements.

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

                   4. Income from continuing operations in 1999 is before
                      an extraordinary charge of $572,000 or $0.09 per share as a result of merger related costs pursuant to the December 21, 1999 Agreement and Plan of Merger.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


  Results of Operations

  Continuing Operations

  Revenues increased 3.9% to $477.3 million in 1999 from $459.3 million in 1998. The 1999 increase in revenue was due to higher alliance related work and generally strong demand for infrastructure services. This increase was offset by a decrease in revenues from a major commercial electrical job for a hotel and casino in Nevada that was completed in 1998. Revenues increased by 18.8% excluding this project. Revenues increased 6.5% to $459.3 million in 1998 from $431.3 million in 1997. The 1998 increase in revenue was due to higher storm work, alliance related work and the D.W. Close acquisition in the second quarter of 1997 as described in Note 2 to the Financial Statements. This increase was offset by a decrease in revenues from a major commercial electrical job for a hotel and casino in Nevada that was completed in 1998. Revenues increased by 13.8%, excluding this project.

  The use of alliances, primarily with our electrical utility customers, continued in 1999. In 1999 alliances accounted for $173 million of revenues versus $126 million of revenues in 1998. Clients use alliances to award some or all of their construction requirements to one or more preferred contractors at negotiated or pre-determined prices.

  Gross profit increased 12.1% to $50.7 million in 1999 from $45.2 million in 1998. The gross profit percentage increased to 10.6% in 1999 compared to 9.8% in 1998, in part, due to a lesser percent of our commercial and industrial revenues coming from a significant cost-plus fixed-fee job. This type of work generally involves lower financial risk, therefore frequently generates lower margins. The margin was also positively impacted by a favorable decision in a lawsuit in which the company together with its joint venture partner, were awarded damages for additional costs incurred on a construction project which was completed in 1998. Gross profit was adversely impacted by contract loss accruals on two projects during the year. Losses were recorded on one of these projects as a result of the Company incurring substantial costs to perform certain underground work in rock conditions that it did not anticipate at the time of the contract. Although the Company is seeking additional compensation related to certain of the costs incurred it has recognized no revenue to date against such costs. This contract is substantially complete. Losses were recorded on the second contract as a result of significant costs incurred and estimated to be incurred in excess of amounts of revenue currently agreed upon for the base contract price plus change orders, approved to date, to the contract. The Company has submitted change order requests for certain of these costs. While the Company anticipates making claims related to this contract, including claims to recover certain costs incurred and anticipated to be incurred, the Company has recorded no revenue related to such claims. The total of these losses on these two contracts amounted to $10.3 million in 1999.

  Gross profit increased 14.0% to $45.2 million in 1998 from $39.7 million in 1997. The gross profit percentage increased to 9.8% in 1998 compared to 9.2% in 1997, in part, due to a lesser percent of our commercial and industrial revenues coming from a significant cost-plus fixed-fee job. The gross profit percentage also increased due to lower insurance costs as a result of the impact of our safety program on construction costs. Offsetting these increases in gross margin percentages were losses at a recently acquired business doing commercial and industrial electrical work. The unit, which was acquired as a turnaround opportunity, has made a number of significant changes in its operations which resulted in improved operations in 1999.

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

  Selling, general and administrative expenses increased 15.5% to $35.7 million in 1999 from $30.9 million in 1998. The increase reflects additional compensation and related costs to support the higher volume of work. Selling, general and administrative expenses as a percentage of revenues increased to 7.5% in 1999 from 6.7% in 1998.

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

  Net interest expense was $899,000 in  1999 compared to $2.1 million  in
  1998.   Interest  expense decreased  in  1999 primarily  due  to  lower average bank debt throughout the year.

  Net interest expense was $2.1 million in 1998 compared to $1.7 million in 1997. Interest expense increased in 1998 primarily due to higher average bank debt throughout the year to support working capital needs as a result of the higher volume of work and higher average retention receivable balances relating to the major hotel and casino project in Nevada.

  Gains recognized from sales of property and equipment were $1.2 million and $550,000 in 1999 and 1998, respectivly. The gain in the current year is primarily due to the sale of equipment as a result of a program to modernize the equipment fleet. The gain in 1998 was partially attributable to the sale of a facility as a result of consolidating operations. In 1997, losses of $76,000 were recognized from sales of property and equipment. This loss was primarily due to the sale and disposal of obsolete equipment.

  Net other expense was $94,000 in 1999 compared to net other income of $175,000 in 1998 and of $178,000 in 1997. The 1999 other expense primarily represents bank fees and other related costs offset by cash discounts. The 1998 other income represents cash discounts and the reversal of the prior year's accruals for the clean-up and move out of an operating unit's facility that were not needed when the property was sold. This income is offset by bank fee expenses. The 1997 other income includes $1 million relating to the settlement of a lawsuit (see Note 5 to the Financial Statements). Offsetting this amount are bank fees, amortization of goodwill, costs accrued for the clean-up and move out of an operating unit's facility as a result of consolidating operations and the write off of an investment in land that has never been developed.

  Income tax expense from continuing operations was $6.1 million in 1999, $5.0 million in 1998 and $4.0 million in 1997. As a percentage of income the effective rate was 40.0% for 1999, 39.0% for 1998, and 40.0% for 1997.

  The Company's backlog was $173.0 million at December 31, 1999, $140.1 million at December 31, 1998 and $136.4 million at December 31, 1997. Substantially all of the current backlog will be completed within twelve months.

  The extraordinary item in 1999 represents a charge of $572,000 or $0.09 per share as a result of merger related costs pursuant to the December 21, 1999 Agreement and Plan of Merger.

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

  Liquidity and Capital Resources

  The Company's financial condition continues to be strong at December 31, 1999 with working capital of $33.8 million as compared to $30.2 million in 1998 and $22.6 million in 1997. The Company's debt to equity ratio decreased to 26.3% at December 31, 1999 from 26.8% and 40.6% at December 31, 1998 and 1997, respectively. Working capital increased in 1999 mainly as a result of strong operating results that were used to reduce line of credit borrowings.

  The acquisition of D.W. Close was completed on May 1, 1997. The purchase price was $2.9 million. Of this amount $400,000 was paid to the D.W. Close shareholder in cash with the remaining $2.5 million in the form of promissory notes to the seller. The cash portion of the purchase price was funded through the Company's cash balances (see Note 2 to the Financial Statements). At December 31, 1999, the balance of the promissory notes to the seller was approximately $917,000.

  The Company has a $30 million revolving credit facility (see Note 8 to the Financial Statements). As of December 31, 1999 there was $11.9 million outstanding under the revolver facility. The Company has outstanding letters of credit with banks totaling $1.9 million, which guarantee the Company's payment obligations under its insurance programs. The Company anticipates that its credit facility and additions thereto if necessary, cash balances and internally generated cash flows will continue to be sufficient to fund operations, capital expenditures, possible acquisitions and debt service requirements. The Company is also confident that its financial condition will allow it to meet long-term capital requirements.

  The Company's Board of Directors authorized the purchase of up to 750,000 shares of its common stock. In 1999 and 1998, purchases under this program totaled 144,808 and 19,494 shares at a cost of $1,492,000 and $248,000, respectively. No purchases were made in 1997. At December 31, 1999 the balance available under the Board of Directors' authorization to purchase shares was 605,192. Further stock purchases are prohibited under the definitive GPU Merger Agreement dated December 21, 1999.

  The Company loaned four officers $4,694,104 during 1999 for payment of the exercise price and related tax liability associated with exercising options on 622,371 shares, which included 347,225 shares that were expiring in 1999. The portion related to the exercise price, $2,631,000, is classified in stockholders' equity and the balance that relates to the withholding taxes paid is included in other assets.

  Cash flows from operations were $9.2 million in 1999 compared to $7.3 million in 1998. The increase is primarily the result of higher net income and higher levels of billings in excess of costs and estimated earnings on uncompleted contracts.

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

  Capital expenditures were $4.3 million in 1999, compared to $4.5 million in 1998 and $4.2 million in 1997. Capital expenditures during these periods were used for normal property and equipment additions, replacements and upgrades. The Company plans to spend approximately $5.8 million on capital improvements in 2000. Capital expenditures are supplemented with operating leases for construction equipment and real estate (see Note 7 to the Financial Statements).

  Cash flows used for investments were $2.8 million in 1999 and $3.0 million in 1998. Cash flows were generated from the disposal of equipment amounting to $1.6 million in 1999 and from the disposal of property and equipment amounting to $1.5 million in 1998. Cash flows used for investments in 1997 were $4.0 million, which included $241,000 for the acquisition of D.W. Close. Cash flows were generated from the disposal of equipment amounting to $404,000.

  During 1999, the Company had $3.8 million of net proceeds of long-term debt compared to $6.6 million of net repayments of long-term debt in 1998. The 1999 proceeds were used to fund operations and support the higher level of working capital investment.

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

  Cash flows for dividends were $893,000, $791,000, and $725,000 in 1999,
  1998 and 1997, respectively.


  YEAR 2000 Compliance:

  General

  The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could have failed or created erroneous results. To date, the Company has not experienced any material Year 2000 issues and has been informed by our material suppliers and vendors that they have also not experienced material Year 2000 Issues.

  Year 2000 Costs

  Costs related to the Year 2000 issue were funded through operating cash flows and were expensed as incurred. As of December 1999, the Company had expended funds in remediation efforts, which consisted of costs associated with modifying the source code of existing software. This amount has been immaterial to the Company. Total costs related to the Year 2000 issue were immaterial. A number of other upgrades have been made to systems in the normal course of business that mitigate Year 2000 issues.

  New Accounting Pronouncements

  In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This standard is effective for years beginning after June 15, 2000. The Company believes the implementation of this pronouncement will not have a material impact on the Company's reported financial position, results of operations and cash flows. To date, the Company has not engaged in activities or entered into arrangements normally associated with derivative instruments.

  CAUTIONARY STATEMENT- This Form 10-K may contain statements, which constitute "forward-looking" information as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission. These statements are based on the Company's expectations and are subject to risks and uncertainties that may cause the actual results in the future to differ significantly from the results expressed or implied in any forward-looking statements contained in this filing. Such forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended.

  Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

  The Company is exposed to the impact of interest rate changes. The Company conducted an analysis of its financial instruments assuming a one percentage point adverse change in interest rates at December 31, 1999, and 1998. Holding all other variables constant, the hypothetical adverse changes would not materially affect the Company's financial position for either year.

  Item 8.  Financial Statements



                    Index to Financial Statements
                    -----------------------------


                                                          Page
                                                          ----
  Responsibility for Financial Statements                  15

  Independent Auditors' Report                             16

  Financial Statements:

         Consolidated Balance Sheets -
          December 31, 1999 and 1998                       17

         Consolidated Statement of Income - Years
          Ended December 31, 1999, 1998 and 1997           18

         Consolidated Statement of Shareholders' Equity
          Years Ended December 31, 1999, 1998 and 1997     19

         Consolidated Statement of Cash Flows
          Years Ended December 31, 1999, 1998 and 1997     20

         Notes to Consolidated Financial Statements        21

  MYR GROUP INC.
  -----------------------------------------------------------------------
  RESPONSIBILITY FOR FINANCIAL STATEMENTS


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

  Ernst & Young LLP, independent auditors, have audited the 1999 and 1998 consolidated financial statements of the Company. Their report is presented on page 16. Their audits include a study and evaluation of the Company's control environment, accounting systems and control procedures. Ernst & Young LLP advises management and the Audit Committee of significant matters resulting from their audits of our consolidated financial statements and consideration of our internal controls.



  Charles M. Brennan III
  Chairman and
  Chief Executive Officer



  William A. Koertner
  Senior Vice President, Treasurer
  and Chief Financial Officer

  MYR GROUP INC.
  -----------------------------------------------------------------------
  INDEPENDENT AUDITORS' REPORT



  Board of Directors and Shareholders
  MYR Group Inc.:

  We have audited the accompanying consolidated balance sheets of MYR Group Inc. and subsidiaries, as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of MYR Group Inc., for the year ended December 31, 1997 were audited by other auditors whose report dated March 18, 1998, expressed an unqualified opinion on the statements.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the 1999 and 1998 consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of MYR Group Inc. and subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.



  Ernst & Young LLP
  Chicago, Illinois
  March 29, 2000

  MYR GROUP INC.

  CONSOLIDATED BALANCE SHEETS

  (Dollars in thousands except share and per share amounts)
  ============================================================================
  December 31                                           1999           1998
  ============================================================================
  ASSETS
    Current assets:
      Cash and cash equivalents                       $  7,458        $  1,372
      Accounts receivable (Note 3)                      73,485          68,112
      Costs and estimated earnings in excess of
        billings on uncompleted contracts (Note 4)      18,672          17,092
      Deferred income taxes (Note 10)                    9,152           6,153
      Other current assets                               3,052             239
                                                       -------         -------
    Total current assets                               111,819          92,968

    Property and equipment-net (Notes 2, 6 and 8)       15,817          16,102
    Other assets                                         2,070           1,129
                                                       -------         -------
    Total assets                                      $129,706        $110,199
  ============================================================================
  LIABILITIES
    Current liabilities:
      Current maturities of long-term debt (Note 8)   $ 17,777        $  7,813
      Accounts payable                                  16,220          14,135
      Billings in excess of costs and estimated
       earnings on uncompleted contracts (Note 4)       14,970           9,448
      Accrued liabilities (Note 9)                      29,039          31,396
                                                       -------         -------
      Total current liabilities                         78,006          62,792

      Long-term liabilities:
        Long-term debt (Note 8)                             --           6,614
        Deferred compensation                              384             393
        Deferred income taxes (Notes 2 and 10)           1,620           1,052
                                                       -------         -------
      Total liabilities                                 80,010          70,851

  SHAREHOLDERS' EQUITY
    Common stock - par value $0.01 per share and
      $1 per share; authorized 25,000,000 and
      10,000,000 shares; issued 6,429,135 and
      5,698,892 shares in 1999 and 1998,
      respectively.                                         64           5,699
    Additional paid-in capital (Note 2)                 13,800           1,310
    Retained earnings (Note 2)                          42,002          34,335
    Restricted stock awards and shareholder notes
      receivable (Note 14)                              (6,170)         (1,996)
                                                       -------         -------
    Total shareholders' equity                          49,696          39,348
                                                       -------         -------
    Total liabilities and shareholders' equity        $129,706        $110,199
  ============================================================================

  The "Notes to Consolidated Financial Statements" are an integral part of this statement.

  MYR GROUP INC.

  CONSOLIDATED STATEMENT OF INCOME

  (Dollars in thousands except share and  per share amounts)
  ============================================================================
    Years ended December 31                 1999          1998       1997
  ============================================================================
    Contract revenue                      $477,279     $459,343    $431,276
    Contract cost                          426,566      414,123     391,616
                                           -------      -------     -------
    Gross profit                            50,713       45,220      39,660

    Selling, general and administrative
     expenses                               35,713       30,885      28,164
                                           -------      -------     -------
    Income from operations                  15,000       14,335      11,496
    Other income (expense)
      Interest income                          121           31          40
      Interest expense                      (1,020)      (2,106)     (1,720)
      Gain (loss) on sale of property
       and equipment                         1,213          550         (76)
      Other                                    (94)         175         178
                                           -------      -------     -------
    Income from continuing operations
      before income taxes                   15,220       12,931       9,918
    Income tax expense (Note 10)             6,088        5,043       3,967
                                           -------      -------     -------
    Income from continuing operations        9,132        7,888       5,951
    Gain from discontinued operations
     (Note 5)                                   --           --         602
                                           -------      -------     -------
    Net income before extraordinary item     9,132        7,888       6,553
    Extraordinary item (Note 19)
                                              (572)          --          --
                                           -------      -------     -------
    Net income                            $  8,789     $  7,888    $  6,553
  ----------------------------------------------------------------------------
   EARNINGS PER SHARE
   Earnings per share (Note 13)-Basic:
     Income from continuing operations    $   1.53     $   1.40    $   1.09
     Gain from discontinued operations          --           --         .11
     Extraordinary item (Note 19)             (.09)          --          --
                                           -------      -------     -------
   Net Income                             $   1.44     $   1.40    $   1.20

   Earnings per share (Note 13)-Diluted:
     Income from continuing operations    $   1.34     $   1.20    $    .87
     Gain from discontinued operations          --           --         .09
     Extraordinary item (Note 19)             (.09)          --          --
                                           -------      -------     -------
   Net income                             $   1.25     $   1.20    $    .96
  ============================================================================

    The "Notes to Consolidated Financial Statements" are an integral part of this statement.

 MYR GROUP INC.
 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 (Dollars in thousands)
 ===========================================================================================
   Years ended December 31, 1997, 1998 and 1999
 ===========================================================================================
                                                                    Restricted Stock
                                Common  Additional                     Awards and
                                Stock   Paid-In   Treasury  Retained  Shareholder Note
                                Issued  Capital   Stock     Earnings   Receivable      Total
                                ------------------------------------------------------------
   Balance January 1, 1997      $ 3,350   5,965   (1,043)    22,121       (823)       29,570
     Five-for-three stock
       split                      2,232  (2,232)                                          --
     Claim settlement (Note 2)           (3,994)               (711)                  (4,705)
     Issuance of 41,660
       common shares upon
       exercise of stock
       options                              (56)     231                                 175
     Issuance of 52,343
       common shares for
       restricted stock awards              317      290                  (607)           --
     Amortization of
       unearned restricted
       stock awards                                                        142           142
     Net income                                               6,553                    6,553
     Dividends paid                                            (725)                    (725)
     Shareholder note payment                                               68            68
                                 -----------------------------------------------------------
   Balance December 31, 1997      5,582       -     (522)    27,238     (1,220)       31,078
   Issuance of 113,006
     common shares upon
     exercise of stock
     options                         57     396      452                                 905
   Issuance of 76,395
     common shares for
     restricted stock awards         19     723      318                (1,060)            -
   Amortization of
     unearned restricted
     stock awards                                                          216           216
   Converted subordinated
     notes                           41     191                                          232
   Treasury stock purchases                         (248)                               (248)
   Net income                                                 7,888                    7,888
   Dividends paid                                              (791)                    (791)
   Shareholder note payment                                                 68            68
   Balance December 31, 1998    $ 5,699 $ 1,310  $     0    $34,335  $  (1,996)      $39,348
                                 -----------------------------------------------------------
   Issuance of 670,715
     common shares upon
     exercise of stock
     options                        223   4,168    1,492                (2,631)        3,252
   Issuance of 125,908
     common shares for
     restricted stock awards         54   1,973        -                (2,027)            -
   Amortization of unearned
     restricted stock awards                                               416           416
   Converted subordinated
     notes                            1     436                                          437
   Treasury stock purchases                       (1,492)                             (1,492)
   Net income                                                 8,560                    8,560
   Dividends paid                                              (893)                    (893)
   Shareholder note payment                                                 68            68
   Stockholder amendment-change
     in stated par value         (5,913)  5,913                                            -
                                 -----------------------------------------------------------
Balance December 31,  1999      $    64 $13,800  $     0    $42,002   $ (6,170)      $49,696

The "Notes to Consolidated Financial Statements" are an integral part of this statement.

 MYR GROUP INC.
 CONSOLIDATED STATEMENT OF CASH FLOWS
   (Dollars in thousands)
 ==============================================================================

 Years ended December 31                       1999          1998         1997
 ==============================================================================
 CASH        Net income                       $8,560        $7,888       $6,553
 FLOWS       Adjustments to reconcile net
 FROM          income to cash flows from
 OPERATIONS    continuing operations:
             Extraordinary item                 (572)            -            -
             Discontinued operations               -             -         (602)
               Depreciation                    4,252         4,349        5,331
               Amortization of intangibles         -             -          107
               Amortization of unearned
                 stock awards                    416           216          142
               Deferred income taxes          (2,431)         (525)         (66)
               (Gain) loss on sale of
                 property and equipment       (1,213)         (550)          76
               Changes in operating assets
                 and liabilities, net of
                 acquisition:
                   Accounts receivable        (5,207)        7,302      (15,810)
                   Costs and estimated
                     earnings in excess of
                     billings on uncompleted
                     contracts                (1,580)       (2,173)      (2,796)
                   Other assets               (1,860)         (248)         823
                   Accounts payable            2,085        (5,592)          58
                   Billings in excess of
                     costs and estimated
                     earnings on
                     uncompleted contracts     5,522           265        3,679
                   Insurance accruals         (1,333)       (1,253)       2,961
                      Other liabilities        2,595        (2,380)         907
                                              ------        ------       ------
             Cash flows from continuing
               operations                      9,234         7,299        1,363
             Cash flows from discontinued
               operations                          -             -        2,456
                                              ------        ------       ------
             Cash flows from operations        9,234         7,299        3,819
                                              ------        ------       ------

 CASH        Proceeds from disposal of
 FLOWS         property and equipment          1,585         1,535          404
 FROM        Expenditures for property and
 INVESTMENTS   equipment                      (4,340)       (4,545)      (4,173)
             Cash used in acquisition,
               net of cash acquired                -             -         (241)
                                              ------        ------       ------
             Cash flows from investments      (2,755)       (3,010)      (4,010)
                                              ------        ------       ------
 CASH        Proceeds from issuance of
 FLOWS         long-term debt                  4,875            -        3,403
 FROM        Repayments on long-term debt     (1,089)           -        (6,586)           -
 FINANCING   Increase (decrease) in deferred
               compensation                       (9)          (22)          16
             Purchases of treasury stock      (1,492)         (248)           -
             Shareholder notes related to
               stock option exercise
             Proceeds from exercise of stock
               options
             Dividends paid                   (4,694)            -            -
             Shareholder note payments         2,841           905          175
             Cash flows from financing          (893)         (791)        (725)
                                                  68            68           68
                                              ------        ------       ------
             Increase (decrease) in cash
               and cash equivalents             (393)       (6,674)       2,937
                                              ------        ------       ------
             Cash and cash equivalents
               beginning of year               6,086        (2,385)       2,746
             Cash and cash equivalents
               end of year                     1,372         3,757        1,011
                                              ------        ------       ------
                                              $7,458        $1,372       $3,757
 ==============================================================================

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

  Consolidated Statement of Cash Flows - For purposes of this statement, short term investments which have a maturity at purchase of ninety days or less are considered to be cash equivalents. Supplemental disclosures with respect to cash flows are as follows (in thousands):

                                      1999         1998          1997
                                    --------    ---------      --------
  Cash paid for interest           $   1,042   $    2,195     $   1,826
  Cash paid for income taxes           6,472        5,130         2,900
  Subordinated notes converted           437          232             -
  Claim settlement (Note 2)                -            -         4,705


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

  All the shares of D.W. Close were exchanged for $400,000 in cash and $2,500,000 of promissory notes. The remaining principal on the promissory notes is $916,666 which is due in 2000, with interest payable quarterly each year. The transaction has been accounted for using the purchase method of accounting.

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

  3.  Accounts Receivable (in thousands)
                                                  1999            1998
                                            -------------     -----------
  Contract receivables                     $       63,743    $     60,559
  Contract retainages                              10,060           8,267
  Other                                               198              33
                                                   ------          ------
                                                   74,001          68,859
  Allowance for doubtful accounts                     516             747
                                                   ------          ------
                                           $       73,485    $     68,112
                                                   ======          ======

  4.  Contracts in Process (in thousands)
                                                      1999            1998
  Costs incurred on uncompleted contracts      $     595,402   $     594,166
    Estimated earnings                                34,804          44,555
                                                     -------         -------
                                                     630,206         638,721
  Less:  Billings to date                            626,504         631,077
                                                     -------         -------
                                               $       3,702   $       7,644
                                                     =======         =======

  Included in the accompanying balance
    sheet under the following captions:

  Costs and estimated earnings in excess
    of billings on uncompleted contracts       $      18,672   $      17,092

  Billings in excess of costs and estimated
    earnings on uncompleted contracts                 14,970           9,448
                                                     -------         -------
                                               $       3,702   $       7,644
                                                     =======         =======


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

  6.  Property and Equipment (in thousands)
                                                   1999           1998
                                                  ------         ------
  Land                                       $       931    $       931
  Buildings and improvements                       4,209          4,012
  Construction equipment                          47,619         47,302
  Office equipment                                 5,388          4,461
                                                  ------         ------
                                                  58,147         56,706
  Accumulated depreciation                        42,330         40,604
                                                  ------         ------
                                             $    15,817    $    16,102
                                                  ======         ======

  7.  Leases and Commitments

  At December 31, 1999, the Company had outstanding irrevocable standby letters of credit totaling $1,939,139 which guarantees the Company's payment obligation under its insurance programs.

  The Company also leases real estate and construction equipment under operating leases with terms ranging from one to five years. Future minimum lease payments as of December 31, 1999 total $9,476,000, $8,157,000 $5,076,000, $2,243,000 and $851,000 for the years ending
  2000, 2001, 2002, 2003, and 2004 respectively. Total rent expense, including both short-term and long-term leases, for 1999, 1998, and 1997 amounted to approximately $22,207,000, $17,121,000 and $14,078,000 respectively.


 8.  Long-Term Debt

 Long-term debt outstanding consisted of the following (in thousands):

                                                           1999         1998
                                                          ------       ------
 Variable - rate revolving credit agreement, (effective
 interest rate of 8.0% at December 31, 1999), payable
 at maturity on September 30, 2002                       $11,851      $ 6,875

 7% convertible subordinated notes, payable in three
 equal installments commencing in January 2000
 (see Note 21)                                             5,010        5,447

 Variable - rate notes (1.5% over adjusted LIBOR,
 at December 31, 1999 the LIBOR rate was 6.1 %) payable
 in annual installments commencing in 1998                   916        1,583

 Industrial revenue bond financing at variable rates
 (weighted average of 9.75%)                                   -          480

 Equipment lease at 6%, payable in monthly installments
 through July 1999                                             -           42
                                                          ------       ------
                                                          17,777       14,427
 Less current portion                                     17,777        7,813
                                                          ------       ------
                                                         $     -      $ 6,614
                                                          ======       ======

  The Company maintains a $30,000,000 credit facility with a bank group. At the Company's option, borrowings under this line bears interest at the banks' domestic prime rate less a discount or the adjusted LIBOR index rate plus a spread, both in accordance with a pricing matrix. The credit facility expires on September 21, 2002.

  The terms of the credit agreement require, among other things, minimum fixed charge coverage and senior funded debt ratios plus a minimum net worth. Payments of cash dividends and repurchases of capital stock are restricted by the minimum net worth test and adherence to other
  provisions of  the agreement.   The  Company  has complied  with  these
  provisions.

  Convertible subordinated notes with a principal amount of $437,000 were converted into 77,038 shares of common stock in 1999. In January 2000, the first principal payment of $1,136,000 was made to noteholders. The 7% convertible subordinated notes with a principal amount of $1,601,000 were converted into 281,900 shares of common stock on various dates in January and February, 2000. In addition, pursuant to a Notice of Redemption and in accordance with the terms of the note agreement, the remaining notes with a principal amount of $2,273,000 plus accrued interest were redeemed by the Company on March 5, 2000.

  In 1999, the Company redeemed all of the industrial revenue bonds which included the final $250,000 principal amount plus accrued interest, pursuant to an early redemption clause in the trust indenture agreement. The industrial revenue bond was secured by properties with a net book value of approximately $1,310,000 at December 31, 1998. The equipment leases were secured by equipment with a net book value of approximately $114,000 as of December 31, 1998.

  9.  Accrued Liabilities (in thousands)

                                              1999           1998
                                             ------         ------
  Insurance                             $    12,535    $    13,868
  Payroll                                     2,696          3,388
  Union dues and benefits                     4,751          4,043
  Profit sharing and thrift plan              2,145          1,844
  Income taxes                                1,100            990
  Taxes, other than income taxes              1,266          1,232
  Other                                       4,546          6,031
                                             ------         ------
                                        $    29,039    $    31,396
                                             ======         ======

  10.  Income Taxes

  Provision for income taxes on income from continuing operations comprises the following (in thousands):


                                        1999     1998      1997
                                       ------   ------    ------
  Current
    Federal                          $  6,488 $  4,303  $  3,409
    State                               2,031    1,265       624
                                       ------   ------    ------
                                        8,519    5,568     4,033
  Deferred                             (2,431)    (525)      (66)
                                       ------   ------    ------
                                     $  6,088 $  5,043  $  3,967
                                       ======   ======    ======

  The differences between  the U.S. federal  statutory tax  rate and  the
  Company's effective rate for  the three years  ended December 31,  1999 are as follows:

                                        1999         1998         1997
                                        ----         ----         ----
  U.S. federal statutory rate           34.0%        34.0%        34.0%
  State income taxes, net of U.S.
     federal income tax benefit          5.9          6.5          5.3
  Other                                   .1          (1.5)         .7
                                        ----         ----         ----
                                        40.0%        39.0%        40.0%
                                        ====         ====         ====


  The net  deferred tax  assets and  liabilities arising  from  temporary
  differences  at  December  31,  1999  and  1998  are  as  follows   (in
  thousands):

                                       1999                     1998
                              ----------------------     ----------------------
                              CURRENT     NONCURRENT     CURRENT    NONCURRENT
                               ASSETS     LIABILITIES     ASSETS    LIABILITIES
                               ------------------------------------------------
 Employee and retiree
   benefit plans              $     -      $  (168)      $     -     $  (245)
 Excess tax over book
   depreciation                              3,270             -       3,023
 Insurance accruals             4,407       (1,482)        3,964           -
 Other allowances and
   accruals                     4,745                      2,189      (1,726)
                               ------       ------       -------      ------
                              $ 9,152      $ 1,620      $  6,153     $ 1,052
                               ======       ======       =======      ======

  11.  Contingencies

  The Company is involved in various legal matters which arise in the ordinary course of business, for which the Company has made provisions in its financial statements or which are not expected to have a material adverse effect.

  12.  Treasury Stock

  The Company's Board of Directors has authorized the purchase of up to 750,000 shares (adjusted to reflect the December 1995 and 1997 stock splits) of its common stock for future issuance to key employees under the Company's stock option plans. The Company purchased 144,808 and 19,494 shares on the open market at a cost of $1,492,000 and $248,000 in 1999 and 1998, respectively. No shares were purchased in 1997. At December 31, 1999, the balance available under the Board of Directors' authorization to purchase shares was 605,192. Further stock purchases are prohibited under the definitive GPU Merger Agreement. The Company issued 145,308 and 56,230 shares out of treasury for options exercised in 1999 and 1998, respectively. The Company also issued 57,395 shares out of treasury for restricted stock awarded to non-employee directors and key employees in 1998.

  13.  Earnings per Share

  Basic and diluted weighted average shares outstanding and earnings  per
  share  on  income  from  continuing  operations  are  as  follows   (in
  thousands, except per share amounts):

                                  1999       1998     1997
                                 -----      -----    -----
  Share data:
      Basic shares               5,957      5,611    5,443
      Common equivalent shares     603        702      645
      Shares assumed converted     340        359    1,000
                                 -----      -----    -----
      Diluted shares             6,900      6,672    7,088
                                 =====      =====    =====


                           1999               1998               1997
                       ------------------------------------------------------
                       Total  Per Share   Total  Per Share  Total   Per Share
                       -----  ---------   -----  ---------  -----   ---------
 Income from
   continuing
   operations:
    Basic             $ 9,132  $  1.53   $ 7,888  $  1.40  $ 5,951  $  1.09
    Interest on
      convertible
      Subordinated
      notes                81                 86               239
                       ------             ------            ------
    Diluted           $ 9,213  $  1.34   $ 7,974  $  1.20  $ 6,190  $  0.87
                       ======             ======            ======


  14.  Stock Option and Restricted Stock Plans

  At December 31, 1999, under the  1999, 1996, 1995, 1993, 1992 and  1990
  Stock Option and Restricted Stock Plans, 16,500, 72,571, 29,779, 62,193, 163 and 296 shares, respectively, are available for grant.

  Stock Options

  Outstanding options granted under the 1999, 1995, 1993 and 1992 plans are exercisable at a price equal to 100% of the fair market value at the date of grant. Outstanding options granted under the 1990 and 1989 plans are exercisable at a price equal to either 85% or 100% of the fair market value at the date of grant. Vesting of options granted under the plans is determined separately for each grant and has generally been equally over a three to five year term.

  Transactions and other information relating to the stock option plans for the three years ended December 31, 1999 are summarized below:

                                       1999                 1998                 1997
                               --------------------------------------------------------------
                                           Weighted             Weighted             Weighted
                                           Average              Average              Average
                                 Number    Exercise   Number    Exercise    Number   Exercise
                               Of Shares    Price   Of Shares    Price   Of Shares    Price
                               ---------    ------  ---------   ------   ---------    -----
 Outstanding beginning of year 1,216,969    $ 5.95  1,171,773   $ 4.66   1,195,490   $ 4.50

 Granted                         212,396     13.86    204,396    12.40      43,060     8.53
 Exercised                      (670,715)     4.23   (113,006)    4.36     (41,660)    4.09
 Forfeited                        (2,000)    11.75    (46,194)    5.58     (25,117)    4.64
                               ---------    ------  ---------    -----   ---------    -----
 Outstanding end of year         756,650    $ 9.69  1,216,969   $ 5.95   1,171,773   $ 4.66
                               =========    ======  =========    =====   =========    =====
 Exercisable end of year         347,018    $ 6.96    823,458   $ 4.19     827,246   $ 4.04
                               =========    ======  =========    =====   =========    =====

 Options outstanding at
   December 31, 1999 are
   summarized below:

                              Options Outstanding               Options Exercisable
                       ------------------------------------    ----------------------
                                      Weighted
                                       Average     Weighted                  Weighted
                                      Remaining    Average                   Average
                          Number     Contractual   Exercise      Number      Exercise
  Exercise Prices      Outstanding      Life        Price      Exercisable    Price
  ----------------     ---------        ----        -----      -----------    -----
 $ 4.24  -  $ 5.51       145,863        4.40         4.64        145,863       4.64
 $ 6.52  -  $13.61       560,787        6.76        10.26        201,195       8.64
 $17.88  -  $18.96        50,000        9.79        17.96           -           -
                         -------                                 -------
                         756,650                                 347,018
                         =======                                 =======

  The weighted average fair value of the stock options granted during 1999 and 1998 was $5.34 and $4.15, respectively. The fair value of each stock option grant is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                   1999            1998
                                   ----            ----
    Expected life (years)           5               5
    Risk-free interest rate         5.63%           5.19%
    Expected volatility            36.94%          32.26%
    Expected dividend yield         0.9 %           1.2 %

  The Company accounts for the stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards granted at fair market value. Had compensation cost for the Stock Plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation" (SFAS 123), the Company's pro forma income and earnings per share for 1999 and 1998 would have been:

                                                          1999        1998
                                                          ----        ----
  Net Income from continuing operations                $8,878,000  $7,763,000

  Basic earnings per share from continuing operations       1.49       1.38

  Diluted earnings per share from continuing operations     1.30       1.18

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  Restricted stock

  Participants under the restricted stock award plans are entitled to cash dividends and to vote their respective shares. The shares issued are held by the Company until the restriction period expires. Under the 1999, 1995, 1992 and 1990 plans, the restriction period is determined separately for each grant. Upon issuance of stock under such plans, unearned compensation equivalent to the market value at the date of grant is charged to stockholders' equity and subsequently amortized to expense over the restriction period. In 1999, 1998, and 1997, 124,000, 74,501, 49,166 shares were awarded at an average market price of $15.86, $12.28, and $11.83, respectively with restriction periods of incremental vesting over five years or "bullet" vesting at seven years. The charge against net earnings for compensation under the plan was $390,857, $190,063, and $116,100 in 1999, 1998 and 1997,
  respectively.

  The restricted stock awards under the 1996 plan are issued to non-employee directors who elect to receive restricted stock in lieu of the annual retainer payable quarterly in cash. In 1999, 1998, and 1997, 1,908, 1,894 and 3,177 shares were awarded at an average market price of $13.31, $13.06 and $8.18, respectively. The charge against net earnings for director fees under the plan was $25,180 $26,234, and $26,000 in 1999, 1998 and 1997, respectively.

  Under the Company's 1995, 1992, 1990 and 1989 Stock Option and Restricted Stock Plans, a Committee of the Board of Directors is authorized to grant loans to option holders to purchase the shares of common stock upon the exercise of options. At December 31, 1999 and 1998, respectively, the outstanding notes receivable balance was $2,768,551 and $204,000. The notes were collateralized by 703,621 and 81,250 shares, respectively of the Company's common stock at December 31, 1999 and 1998. The notes bears interest at various annual rates of interest, payable annually, with principal payments due through December 2001. Outstanding loans for the exercise price of options are shown as a reduction of shareholders' equity on the balance sheet. Option holders also obtained loans from the Company related to the tax liability associated with exercising the options. At December 31, 1999, there were $1.3 million of notes included in current assets and $800,000 of notes in other long term assets.

  15.  Employee Benefit Plans

  The Company has profit sharing and thrift employee benefit plans in effect for all eligible salaried employees. Company contributions under such plans are based upon a percentage of income with limitations as defined by the plans. Contributions amounted to approximately
  $2,182,000  $1,866,000,  and  $1,650,000   in  1999,  1998  and   1997,
  respectively.

  Certain employees are covered under union-sponsored collectively bargained defined benefit plans. Expenses for these plans amounted to approximately $26,945,000, $26,403,000, and $23,883,000 in 1999, 1998
  and 1997, respectively, as determined in accordance with negotiated labor contracts.

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

  16.  Major Customers

  The Company had no single customer account for at least 10.0% of the Company's consolidated contract revenue in 1999. The Company had one customer that accounted for 12.7% and 17.3% of the Company's consolidated contract revenue in 1998 and 1997, respectively.

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

                      Infrastructure   Commercial     Corporate
                         Services         and            and
                       Consolidated    Industrial       Other    Consolidated
                         --------       --------       ------      --------
1999
Contract revenue       $  316,844     $  160,435     $    -      $  477,279
Depreciation and
  amortization              4,210             42          416         4,668
Income before taxes        19,815          7,925      (12,520)       15,220
Segment assets             68,047         41,139       20,520       129,706
Capital expenditures        3,976            364          -           4,340

1998
Contract revenue          249,482        209,861          -         459,343
Depreciation and
  amortization              4,069            280          216         4,565
Income before taxes        20,894          2,645      (10,608)       12,931
Segment assets             58,942         43,018        8,239       110,199
Capital expenditures        4,308            237          -           4,545

1997
Contract revenue          234,280        196,996          -         431,276
Depreciation and
  amortization              4,646            685          249         5,580
Income before taxes        13,920          4,223       (8,225)        9,918
Segment assets             55,436         51,729       10,259       117,424
Capital expenditures        3,882            291          -           4,173


  19.  Extraordinary Item

  During the current year, the Company recognized an extraordinary charge of $572,000 or $0.09 per share as a result of merger related costs pursuant to the December 21, 1999 Agreement and Plan of Merger.

  20. Supplemental Quarterly Financial Information (Unaudited)
    (Dollars in thousands, except per share amounts)

                                                    1999
                                 ----------------------------------------------------
                                  Mar. 31    June 30   Sept. 30    Dec. 31      Year
                                 ----------------------------------------------------
 Contract revenue                $107,327   $118,524   $122,265   $129,163   $477,279

 Gross profit                      11,758     14,683     15,030      9,242     50,713

 Net income before
   extraordinary item               1,762      3,439      4,080       (149)     9,132

 Net income after
   extraordinary item               1,762      3,439      4,080       (721)     8,560

 Earnings per share - basic          0.31       0.58       0.68      (0.04)      1.53

 Earnings per share - basic
  after extraordinary item           0.31       0.58       0.68      (0.13)      1.44

 Earnings per share - diluted        0.27        .51       0.60      (0.04)      1.34

 Earnings per share - diluted
  after extraordinary item           0.27        .51       0.60      (0.13)      1.25

 Dividends paid per share            0.375      0.375      0.375      0.375      0.15

 Market price:
   High                             12.00      18.00      22.50      29.50      29.50
   Low                              10.06      11.75      16.75      17.88      10.06




                                                        1998
                                 ----------------------------------------------------
                                  Mar. 31    June 30   Sept. 30    Dec. 31      Year
                                 ----------------------------------------------------
 Contract revenue                $110,671   $109,666   $122,282   $116,724   $459,343

 Gross profit                       8,929     11,053     12,224     13,014     45,220

 Net income                         1,082      2,071      2,285      2,450      7,888

 Earnings per share - basic          0.20       0.37       0.40       0.43       1.40

 Earnings per share - diluted        0.17       0.31       0.34       0.38       1.20

 Dividends paid per share           0.035      0.035      0.035      0.035       0.14

 Market price:
   High                             12.81      14.25      16.88      12.88      16.88
   Low                              11.31      11.31      10.69      10.13      10.13

  21. Contract Losses

  Gross profit was adversely impacted by contract loss accruals on two projects during the year. Losses were recorded on one of these projects as a result of the Company incurring substantial costs to perform certain underground work in rock conditions that it did not anticipate at the time of the contract. Although the Company is seeking additional compensation related to certain of the costs incurred it has recognized no revenue to date against such costs. This contract is substantially complete. Losses were recorded on the second contract as a result of significant costs incurred and estimated to be incurred in excess of amounts of revenue currently agreed upon for the base contract price plus change orders, approved to date, to the contract. The Company has submitted change order requests for certain of these costs. While the Company anticipates making claims related to this contract, including claims to recover certain costs incurred and anticipated to be incurred, the Company has recorded no revenue related to such claims. The total of these losses on these two contracts amounted to $10.3 million in 1999.


  22. Pending Merger Agreement

  On December 21, 1999, MYR Group, Inc. (the "Company"), GPX Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Parent ("Purchaser") and GPU, Inc. ("Parent") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which, Purchaser commenced a cash tender offer (the "Offer"), to purchase all the issued and outstanding shares of common stock of the Company, $0.01 par value per share (the "Shares"), at a price of $30.10 per Share, net to the seller in cash, without interest thereon, subject to the terms and conditions of the Offer.

  The transaction is subject to regulatory approval under the Public Utility Holding Company Act, to the satisfaction of certain other conditions, and also provides for the payment of a break-up fee.

  The Company has entered into Change of Control Agreements with certain executives. These agreements provide that all outstanding stock options and restricted stock shall become immediately vested upon a change in control and the occurrence of one or more other conditions. Consummation of the pending merger will constitute a change of control for the purposes of these agreements. At December 31, 1999 there were 393,472 options and 219,166 shares of restricted stock covered by these agreements.

  Effective December 21, 1999, the 3,338 non vested options held by non-employee directors became fully vested.


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

  (b)  Identification of Executive Officers
  -----------------------------------------
  The names and ages of the executive officers of the Company and their business experience during the past five years are set forth below:

  Charles M. Brennan III (58)
  ---------------------------
  Chairman (since August 1988) and Chief Executive Officer (since October
  1989); Director (since 1986).

  William S. Skibitsky (50)
  -------------------------
  President and Chief Operating Officer (since July 1996); Executive Vice President (May 1994-July 1996); President and Chief Operating Officer of The L.E. Myers Co. (Since May 1994).

  Michael F. Knapp (53)
  ---------------------
  Group Vice President-Commercial and Industrial (since December 1998), Vice President and Program Director at Parsons Energy & Chemicals Group Inc. (1996-December 1998); Vice President, Regional Operations at International Technology Corporation (1994-1996).

  Byron D. Nelson (53)
  --------------------
  Senior Vice President,  General Counsel and  Secretary (since  February
  1986).

  William A. Koertner (50)
  ------------------------
  Senior Vice President, Treasurer and Chief Financial Officer (since November 1998); Vice President at Central Illinois Public Service Company (1993-1998).


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


                               PART IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on  Form
  8-K


                                                               Page
                                                               ----
  (a)  1. The following documents are included in Item 8:

        Responsibility for Financial Statements                 15

        Independent Auditors' Report                            16

        Financial Statements:

          Consolidated Balance Sheets -
          December 31, 1999 and 1998                            17

          Consolidated Statement of Income -
          Years Ended December 31, 1999, 1998 and 1997          18

          Consolidated Statement of Shareholders' Equity
          Years Ended December 31, 1999, 1998, and 1997         19

          Consolidated Statement of Cash Flows
          Years Ended December 31, 1999, 1998, and 1997         20

          Notes to Financial Statements                         21

       2. All schedules are omitted because they are not applicable, not required, or the required information is included in the financial statements or notes thereto.

  (b) A report on Form 8-K was filed by the Company on December 22, 1999, describing the Agreement and Plan of Merger by and among GPU, Inc., GPX Acquisition Corp., and MYR Group, Inc.

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

                                MYR GROUP INC.

                                /s/ William A. Koertner
                                -------------------------------
                                William A. Koertner
                                Senior Vice President, Treasurer
                                and Chief Financial Officer

  Dated:  March 29, 2000

  In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  (i)  Principal Executive Officer:

  /s/ Charles M. Brennan III
  --------------------------              Chairman and Chief
  Charles M. Brennan III                  Executive Officer

  (ii)  Principal Financial Officer:

  /s/ William A. Koertner
  -----------------------                 Senior Vice President,
  William A. Koertner                     Treasurer and Chief
                                          Financial Officer

  (iii)  Principle Accounting Officer:

  /s/ Greg R. Medici
  ----------------------                  Group Controller
  Greg R. Medici


  (iv)   A Majority of the Board of Directors:

  /s/ Charles M. Brennan III
  --------------------------
  Charles M. Brennan III

  /s/ William G. Brown
  --------------------------
  William G. Brown

  /s/ Allan E. Bulley, Jr.
  --------------------------
  Allan E. Bulley, Jr.

  /s/ Bide L. Thomas
  --------------------------
  Bide L. Thomas

  /s/  John M. Harlan
  ----------------------
  John M. Harlan

                            MYR GROUP INC

                     Annual Report on Form 10-K
             For the Fiscal Year Ended December 31, 1999
             -------------------------------------------

                            Exhibit Index

                                                                Page
 Number              Description                           (or Reference)
 ------  -----------------------------------------------   --------------
  2.1    Agreement and Plan of Merger by and among
         GPU, Inc., GPX Acquisition Corp. and the
         Company dated December 21, 1999                         (1)

  3.1    Amended and Restated Certificate of
         Incorporation of the Company                            (2)

  3.2    Bylaws of the Company (as amended)                      (3)

  4.1    Form of 7% Subordinated Convertible Escrow
         and Non-Escrow promissory notes of the
         Company to certain former stockholders
         of Harlan Electric Company                              (4)

  9.1    Change in Independent Auditors                          (5)

  10.1   Form of Agreement for Supplemental Retirement
         and Death Benefit Programs of the Company and
         its subsidiaries                                        (6)

  10.2   Form of Agreement of Indemnification for Directors
         of the Company and certain officers of the Company
         and its subsidiaries                                    (7)

  10.3   1989 Stock Option and Restricted Stock Plan             (8)

  10.4   1990 Stock Option and Restricted Stock Plan             (8)

  10.5   1992 Stock Option and Restricted Stock Plan             (8)

  10.6   1995 Stock Option and Restricted Stock Plan             (8)

  10.7   1993 Non-Employee Director Stock Option Plan            (9)

  10.8   1996 Non-Employee Director Stock Ownership Plan         (10)

  10.9   Management Incentive Program                            (11)

  10.10  Amended Employment Agreement between the Company
         and C. M. Brennan effective January 1,1997.             (12)

  10.11  Change of Control Agreement with William S. Skibitsky    38

  10.12  Change of Control Agreement with William A. Koertner     44

  10.13  Change of Control Agreement with Michael F. Knapp        52

  10.14  Change of Control Agreement with Byron D. Nelson         58

  21     Subsidiaries of the Company                              65

  23     Independent Auditors' Consents                           66

  27     Financial Data Schedules                                 68

  99.1   Report of Predecessor Auditors                           69

  --------------------------------------------------------------------

  (1) Filed as exhibit (c)(1) to Schedule 14D-9 of the Company dated December 29, 1999, and incorporated herein by reference.

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

  (6) Filed as exhibit 10.5 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1984, and incorpor-ated herein by reference.

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