Form 10-Q
period 2008-06-30
MYR GROUP INC
filed 2008-09-16
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-083257

MYR GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3158643 (I.R.S. Employer Identification No.)
Three Continental Towers 60008-4007 1701 West Golf Road (Zip Code) Suite 1012 Rolling Meadows, IL (Address of principal executive offices)
(847) 290-1891 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of September 15, 2008 there were 19,712,811 outstanding shares of the registrant's $0.01 par value common stock.

WEBSITE ACCESS TO COMPANY'S REPORTS

MYR Group Inc.'s internet website address is www.myrgroup.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act will be available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

i

MYR Group Inc.

Unaudited Condensed Consolidated Balance Sheets

As of December 31, 2007 and June 30, 2008

(in thousands of dollars, except share data)	As of December 31, 2007	As of June 30, 2008
Assets
Current assets
Cash and cash equivalents	$34,547	$25,720
Accounts receivable, net of allowances of $1,213 and $1,331, respectively	99,570	91,359
Costs and estimated earnings in excess of billings on uncompleted contracts	27,851	25,659
Construction materials inventory	—	1,023
Deferred income tax assets	10,110	10,110
Receivable for insurance claims in excess of deductibles	7,358	7,015
Refundable income taxes	5,136	941
Other current assets	2,315	2,656

Total current assets	186,887	164,483
Property and equipment, net of accumulated depreciation of $10,791 and $15,702 respectively	57,609	67,579
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $884 and $1,051, respectively	12,208	12,041
Other assets	2,488	2,343

Total assets	$305,791	$293,045

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$30,834	$22,878
Billings in excess of costs and estimated earnings on uncompleted contracts	35,880	32,510
Accrued self insurance	30,409	30,935
Other current liabilities	37,638	25,838

Total current liabilities	134,761	112,161
Long term debt, net of current maturities	30,000	30,000
Deferred income tax liabilities	8,662	8,662
Other liabilities	1,432	1,404

Total liabilities	174,855	152,227

Commitments and contingencies
Stockholders' equity
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2007 and June 30, 2008	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 34,229,576 and 19,712,811 shares issued and 19,712,811 and 19,712,811 shares outstanding at December 31, 2007, and at June 30, 2008, respectively	342	197
Additional paid-in capital	315,732	140,830
Accumulated deficit	(9,630)	(209)
Treasury stock, at cost (14,516,765 and 0 shares, respectively)	(175,508)	—

Total stockholders' equity	130,936	140,818

Total liabilities and stockholders' equity	$305,791	$293,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYR Group Inc.

Unaudited Condensed Consolidated Statements of Operations

Three and Six months ended June 30, 2007 and 2008

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars, except share and per share data)	2007	2008	2007	2008
Contract revenues	$158,041	$147,170	$299,400	$283,933
Contract costs	139,965	127,202	268,183	243,765

Gross profit	18,076	19,968	31,217	40,168
Selling, general and administrative expenses	11,641	12,236	22,407	24,154
Amortization of intangible assets	257	84	601	167
Gain on sale of property and equipment	(210)	(337)	(233)	(485)

Income from operations	6,388	7,985	8,442	16,332
Other income (expense)
Interest income	238	239	653	659
Interest expense	(150)	(374)	(285)	(916)
Other, net	(58)	(50)	(68)	(107)

Income before provision for income taxes	6,418	7,800	8,742	15,968
Income tax expense	2,754	3,198	3,711	6,547

Net income	$3,664	$4,602	$5,031	$9,421

Income per common share:
—Basic	$0.22	$0.23	$0.31	$0.48
—Diluted	$0.22	$0.22	$0.31	$0.45
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,446,842	19,712,811	16,446,842	19,712,811
—Diluted	16,446,842	20,713,241	16,446,842	20,721,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYR Group Inc.

Unaudited Condensed Consolidated Statements of Stockholders' Equity

Six months ended June 30, 2008

(in thousands of dollars)	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at January 1, 2008	$—	$342	$315,732	$(9,630)	$(175,508)	$130,936
Net income	—	—	—	9,421	—	9,421
Retirement of outstanding treasury stock	—	(145)	(175,363)	—	175,508	—
Stock-based compensation expenses related to awards	—	—	459	—	—	459
Notes receivable from stockholders	—	—	2	—	—	2

Balance at June 30, 2008	$—	$197	$140,830	$(209)	$—	$140,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYR Group Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Three and Six months ended June 30, 2007 and 2008

	Three months ended June 30,		Six months ended June 30,
(in thousands of dollars)	2007	2008	2007	2008
Cash flows from operating activities
Net income	$3,664	$4,602	$5,031	$9,421
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities
Depreciation	2,134	2,512	5,052	5,129
Amortization of intangible assets	257	84	601	167
Stock-based compensation expense related to awards	—	229	—	459
Other non-cash items	374	21	459	42
Deferred income taxes	(159)	—	(1,078)	—
Gain on sale of property and equipment	(210)	(337)	(233)	(485)
Changes in operating assets and liabilities
Accounts receivable, net	(7,757)	(12,703)	(16,967)	8,211
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,825)	(241)	(10,204)	2,192
Construction materials inventory	2,467	(583)	(6,382)	(1,023)
Receivable for insurance claims in excess of deductibles	481	66	1,548	343
Other assets	1,765	1,248	821	3,957
Accounts payable	(934)	4,270	8,171	(6,892)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,494	(674)	15,548	(3,370)
Accrued self insurance	(51)	29	(1,174)	526
Other liabilities	3,081	1,473	(3,740)	(7,552)

Net cash flows provided by (used in) operating activities	2,781	(4)	(2,547)	11,125

Cash flows from investing activities
Proceeds from sale of property and equipment	210	343	233	1,504
Purchases of property and equipment	(13,141)	(6,236)	(17,526)	(17,182)

Net cash flows used in investing activities	(12,931)	(5,893)	(17,293)	(15,678)

Cash flows from financing activities
Equity financing costs	—	(225)	—	(1,978)
Payment on note payable to FirstEnergy	—	(2,298)	—	(2,298)
Notes receivable from purchase of common stock	144	—	144	2

Net cash flows provided by (used in) financing activities	144	(2,523)	144	(4,274)

Decrease in cash and cash equivalents	(10,006)	(8,420)	(19,696)	(8,827)
Cash and cash equivalents
Beginning of period	16,533	34,140	26,223	34,547

End of period	$6,527	$25,720	$6,527	$25,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands of dollars, except share and per share data)

1. Organization and Business

        MYR Group Inc. (the "Company") consists of the following wholly owned subsidiaries: The L. E. Myers Co., a Delaware corporation; Hawkeye Construction Inc., an Oregon corporation; Harlan Electric Company, a Michigan corporation; Sturgeon Electric Company, Inc., a Michigan corporation; MYRcom, Inc., a Delaware corporation; ComTel Technology, Inc., a Colorado corporation; MYRpower, Inc., a Delaware corporation and Great Southwestern Construction, Inc., a Colorado corporation.

        The Company performs construction services in two business segments: Transmission and Distribution ("T&D"), and Commercial and Industrial ("C&I"). T&D customers include more than 125 electric utilities, cooperatives and municipalities nationwide. The Company's broad range of services includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. The Company also provides C&I electrical contracting services to facility owners and general contractors in the western United States.

2. Basis of Presentation

Interim Condensed Consolidated Financial Information

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Accounting Principles Board ("APB") No. 28, Interim Financial Reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all the information disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of June 30, 2008, and the results of operations, changes in stockholders' equity and cash flows for the three and six months ended June 30, 2007 and 2008. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and related footnotes included in the Company's Form S-1, as amended, for the year ended December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The most significant estimates are related to the accounts receivable reserve, estimates to complete on contracts, self insurance reserves, valuation allowance on deferred income taxes, tax reserves, recoverability of

MYR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands of dollars, except share and per share data)

2. Basis of Presentation (Continued)

goodwill and intangibles and estimates surrounding stock-based compensation. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, ("FSP FAS 157-1") and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"). FSP FAS 157-1 clarifies the FASB position that SFAS No. 157 does not apply to the various accounting pronouncements that address fair value measurements of leases, with the exception of assets acquired and liabilities assumed in a business combination that would be subject to measurement requirements under SFAS 141 or SFAS 141R. FSP FAS 157-1 is effective upon the adoption of SFAS No. 157. FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all nonfinancial assets and nonfinancial liabilities. The partial adoption of SFAS No. 157 effective January 1, 2008 did not have a material impact on our consolidated financial statements. The adoption of the remaining provisions of SFAS No. 157 and FSP FAS 157-1 on January 1, 2009 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R will require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R on January 1, 2009 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        Also, in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment to FASB Statement No. 133. SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities. SFAS No. 161 is effective for fiscal years and

MYR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands of dollars, except share and per share data)

2. Basis of Presentation (Continued)

interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 on January 1, 2009 is not expected to have a material impact on the Company's consolidated financial position, result of operations or cash flows.

        In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007). FSP FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP FAS 142-3 on January 1, 2009 is not expected to have a material impact on the Company's consolidated financial position, result of operations or cash flows.

3. Supplemental Cash Flows

        Supplemental disclosures of cash flow information for the three months ended June 30, 2007 and 2008 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Cash paid during the period for
Income taxes	$2,155	$2,316	$2,479	$2,351
Interest expense	150	353	285	874
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	—	1,022	—	1,022

        As of December 31, 2007, the Company had purchased $2,086 of property and equipment for which payment was pending, all of which was paid during the six months ended June 30, 2008. As of June 30, 2008, the Company had $1,022 of additional property and equipment for which payment was pending.

4. Contracts in Process

        The net asset (liability) position for contracts in process consisted of the following at December 31, 2007 and June 30, 2008 as follows:

	2007	2008
Cost incurred on completed contracts	$772,454	$908,146
Estimated earnings	86,515	112,346

	858,969	1,020,492
Less: Billings to date	866,998	1,027,343

	$(8,029)	$(6,851)

MYR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands of dollars, except share and per share data)

4. Contracts in Process (Continued)

        The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets at December 31, 2007 and June 30, 2008 as follows:

	2007	2008
Cost and estimated earnings in excess of billings on uncompleted contracts	$27,851	$25,659
Billings in excess of costs and estimated earnings on uncompleted contracts	(35,880)	(32,510)

	$(8,029)	$(6,851)

5. Property and Equipment

        In September 2007, the Company acquired a new parcel of land for approximately $900. The Company completed the building of a new facility in the Salt Lake City, Utah area in July 2008. As of June 30, 2008, the Company has capitalized approximately $2,777 related to the building of the new facility.

        On January 24, 2008, the Company sold an existing parcel of land in Salt Lake City, Utah for $966. The net gain resulting from the disposal of this property was approximately $47.

6. Credit Agreement

        On August 31, 2007, the Company entered into a new five year syndicated credit agreement (the "2007 Credit Agreement") for an initial facility of $125,000, providing $75,000 for revolving loans and letters of credit and $50,000 for term loans.

        The 2007 Credit Agreement is collateralized by substantially all of the assets of the Company. In accordance with the terms of the agreement, as amended on April 21, 2008, the Company has the ability to increase the revolving or term loan portions of the facility up to an aggregate of $175,000 in minimum increments of $5,000. In addition, the Company has the ability to decrease the revolving commitments at any time in minimum decrements of $1,000. Company borrowings under this 2007 Credit Agreement are charged interest at the Alternate Base Rate which is the greater of the Prime Rate or the Federal Funds rate plus 0.5% and an additional 0.0% to 0.25% based on the Company's leverage ratio or LIBOR plus 1.0% to 1.75% based on the Company's leverage ratio. Upon the execution of the 2007 Credit Agreement, the Company borrowed $50,000 under the term loan facility. In December 2007, the Company repaid $20,000 of the term loan and renegotiated the repayment terms to remove the quarterly repayment schedule. The entire term loan is due on August 31, 2012. At June 30, 2008, the Company has $30,000 outstanding under the term loan at an interest rate of 3.5% and $15,000 of letters of credit outstanding under the revolving portion of the facility at an interest fee rate of 1.125%. The Company has $60,000 remaining available under the 2007 Credit Agreement at June 30, 2008.

        The 2007 Credit Agreement is guaranteed by certain material subsidiaries of the Company ("Guarantor Subsidiaries"). The Guarantor Subsidiaries are all 100% owned subsidiaries and are composed of the following entities: Harlan Electric Company, The L. E. Myers Co., Hawkeye

MYR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands of dollars, except share and per share data)

6. Credit Agreement (Continued)

Construction, Inc., Sturgeon Electric Company, Inc., and Great Southwestern Construction, Inc. All non-guarantor subsidiaries are considered immaterial to the Company. The guarantees are full, unconditional, joint and several. There are no restrictions on the subsidiary guarantees and the parent company does not own independent assets or operations. The Company is subject to certain financial covenants under the 2007 CreditAgreement: a leveraged debt ratio and a minimum interest coverage test. At June 30, 2008, the Company was in compliance with all covenants.

7. Income Taxes

        The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rates for the three and six month periods ended June 30, 2007 and 2008 is principally due to state income taxes.

        The Company adopted the provisions of FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FIN No. 48 did not have a material effect on the Company's financial statements. For the six months ended June 30, 2008, there have been no material changes to the amount of unrecognized tax benefits. The Company's policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The Company does not anticipate that total unrecognqized tax benefits will significantly change in the future.

        The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2004 through 2007 and for various state authorities for the years 2003 through 2007.

8. Related Party Transactions

        The consolidated financial statements for the three and six months ended June 30, 2007 include legal costs of $335 and $382, respectively, incurred on behalf of the Company by ArcLight, its former parent. These costs have been included in the Company's selling, general and administrative expenses and as a contribution to capital by ArcLight. There we no such costs incurred during the three and six months ended June 30, 2008.

        At December 31, 2007, the Company had a stockholder note receivable outstanding of $2, which was reflected as a reduction to stockholders' equity. During the six months ended June 30, 2008, the Company received a cash payment to settle this note.

9. Commitments and Contingencies

Letters of Credit

        At December 31, 2007 and June 30, 2008 the Company had outstanding irrevocable standby letters of credit totaling $15,000, at each date, related to the Company's payment obligation under its insurance programs.

        On July 12, 2006, the Company issued an irrevocable standby letter of credit for $12,000 to its bonding company, which expired on March 25, 2008. The bonding company permanently eliminated the

MYR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands of dollars, except share and per share data)

9. Commitments and Contingencies (Continued)

requirement of the Company to post letters of credit as collateral to guarantee performance under the various contracts and to ensure payment to the Company's suppliers and subcontractors.

Leases

        The Company leases real estate and construction equipment under operating leases with terms ranging from one to five years. Future minimum lease payments for these operating leases subsequent to June 30, 2008 are $5,567 for the remainder of 2008, $8,641 for 2009, $6,262 for 2010, $3,300 for 2011, $1,248 for 2012, and $193 thereafter.

        The Company has guaranteed the residual value of the underlying assets under certain equipment operating leases at the date of termination of such leases. The Company has agreed to pay any differences between this residual value and the fair market value of each underlying asset as of the lease termination date. As of June 30, 2008, the maximum guaranteed residual value was approximately $3.6 million. The Company does not believe that significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future payments will not be required.

        Total rent expense for the three months ended June 30, 2007 and 2008 was $8,865 and $6,706, respectively. Total rent expense for the six months ended June 30, 2007 and 2008 was $16,238 and $13,812, respectively.

Self Insurance

        The Company has a self-insured retention for the following policies: workers' compensation, general liability and automobile liability. The Company's deductible for each line of coverage is the first $1,000 per claim up to the claim aggregate amount as defined per each policy. The claim aggregate for each policy is calculated as the cumulative excess over the first $500 of each claim incurred, up to the deductible amount per claim. The claim aggregate amount for each policy is as follows: $1,500 for workers' compensation, $1,500 for general liability and $1,000 for automobile liability. Once a policy's claim aggregate is reached per line of coverage, the deductible for that policy is reduced to $500 per claim.

        Health insurance benefits are subject to a $100 deductible for qualified individuals. Losses up to the stop loss amounts are accrued based upon the Company's estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

        The insurance accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the stop loss deductible, a corresponding receivable for amounts in excess of the stop loss deductible are recorded in the accompanying consolidated balance sheets.

Employment Agreements

In December 2007, the Company entered into employment agreements with six executive officers (each an "Employment Agreement"). The Employment Agreements generally terminate upon a named executive officer's (a) death, (b) disability, (c) termination for "cause" or without "good reason" (as

MYR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands of dollars, except share and per share data)

9. Commitments and Contingencies (Continued)

both are defined in the Employment Agreements), (d) termination without cause or for good reason or (e) termination without cause or for good reason following a "change of control" (as defined in the Employment Agreements). If termination results from any of the foregoing, each named executive officer would be entitled to all compensation earned and all benefits and reimbursements due through the date of termination. As of June 30, 2008, the Company had a contingent termination payment liability of approximately $1,462 related to the Employment Agreements which is included in other current liabilities in the consolidated balance sheet. No adjustments to this liability have been recorded during the six months ended June 30, 2008. While the ultimate liability upon termination varies based upon the circumstances related to the termination, the Company has recorded the amount the named executive officers have full eligibility to receive under the Employment Agreements if they terminate employment without cause or for good reason at any time. As of June 30, 2008, no named executive officer had exercised that right.

Surety Bonds

        In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company has indemnified its sureties for any expenses paid out under these performance bonds. As of June 30, 2008, the total amount of outstanding performance bonds was approximately $318,836, and the estimated cost to complete these bonded projects was approximately $86,254.

Litigation and Other Legal Matters

        The Company is from time to time party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business. These actions typically seek among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, the Company records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on the Company's financial position, results of operation or cash flows.

        In 2005, one of the Company's subsidiaries was convicted of a criminal misdemeanor for a violation of certain Occupational Safety and Health Administration, or OSHA, safety regulations that occurred in 1999. The Company was assessed a fine of $500, which is included in contract costs in the consolidated statement of operations for the year ended December 31, 2005. The Company paid the $500 fine in 2005. The subsidiary was sentenced to a three-year probation period, as currently in effect, which ends December 8, 2008. The Company believes that it is in compliance with the terms of the probation. The Company has appealed this decision, but cannot predict whether the appeal will be successful. The conviction and subsequent probation have not had a material impact on the subsidiary or on the Company generally and the Company does not believe either will have a material adverse effect on the Company or the subsidiary in the future.

MYR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands of dollars, except share and per share data)

9. Commitments and Contingencies (Continued)

Liability Settlement

        In June 2008, the Company settled an outstanding liability with its former parent, FirstEnergy for $2,498. The amount of this liability at December 31, 2007 was $2,501, which was included in other current liabilities in the accompanying consolidated balance sheet. This liability related to the sale of a subsidiary, whereby the Company owed FirstEnergy for the amounts collected on a note receivable from the purchaser. As part of the final settlement agreement, FirstEnergy agreed to give the Company a $200 credit for reimbursement of certain administrative costs surrounding the sale of the subsidiary and the subsequent monitoring of certain provisions. In June 2008, the Company paid FirstEnergy a net amount of $2,298, of which the credit of $200 and the remaining amount of the liability of $3 were recorded as reductions to selling, general and administrative expenses in the accompanying consolidated statement of operations.

10. Stockholders' Equity

Management Stockholders Agreement

        The Company and its former owners entered into a management stockholders agreement that provided certain members of management the right to purchase common shares of the Company's common stock. The Company has imputed an 8% rate of return on the purchase price of the management shares and recorded compensation expense of $39 and $77 for the three and six months ended June 30, 2007, respectively, which is included in selling, general and administrative expenses in the consolidated statement of operations.

        In December 2007, the management stockholders agreement was amended to eliminate the 8% annual rate of return provision, as well as the Company's obligation to repurchase shares. As a result of the amendment, the Company adjusted the liability related to the management shares subject to redemption to stockholders' equity in the consolidated balance sheet. This adjustment was treated as a liability-to-equity modification on an award under SFAS 123R, whereby the Company changed the classification of the management shares subject to redemption from a liability-classified award to an equity-classified award, recognizing compensation expense in the fourth quarter of 2007. Therefore, no compensation expense related to this agreement has been recorded for the three and six months ended June 30, 2008.

Treasury Stock

        On January 19, 2008, the Company retired 14,516,765 shares of the Company's treasury stock, resulting in the elimination of treasury stock, a reduction in the par value of common stock of $145 and a reduction in additional paid-in-capital of $175,363.

11. Stock Option Plans

        In March 2006, the Board of Directors approved the 2006 Stock Option Plan (the "2006 Plan") for the Company. Prior to December 2007 the Company recognized no cost associated with the 2006 Plan as the Company assessed the probability of meeting performance conditions associated with these awards at 0%. In December 2007, the Company modified the outstanding stock option awards granted under the 2006 Plan by accelerating the vesting of the awards to 100% and recording all compensation expense associated with these awards in the fourth quarter 2007. No other stock option grants are

MYR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands of dollars, except share and per share data)

11. Stock Option Plans (Continued)

expected to be awarded under the 2006 Plan as it has been replaced by the new Long-Term Incentive Plan (the "LTIP").

        In November 2007, the Board of Directors approved the LTIP for the Company. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, or (i) any combination of such awards. The LTIP permits the granting of 2,000,000 shares to directors, officers and employees of the Company.

        The Company did not grant any options during the three months ended June 30, 2008. The Company recognized stock compensation expense related to all stock options granted under the LTIP of approximately $229 and $459 for the three and six months ended June 30, 2008, respectively, which is included in selling, general and administrative expenses in the consolidated statement of operations.

        As of June 30, 2008, there was approximately $3,171 of total unrecognized compensation cost related to stock options granted under the LTIP. This remaining cost is expected to be recognized over a weighted average period of 3.47 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

        The Company used the Black-Scholes-Merton option-pricing model to estimate the fair value of each LTIP stock option grant as of the date of grant. The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award. The expected term of awards granted under the LTIP has been determined using the simplified method as outlined in the applicable SFAS No. 123R guidance (SAB No. 107, as amended by SAB No. 110). The expected volatility is determined based on the average of comparable public companies, deemed competitors of the Company, historical stock prices over the most recent period commensurate with the expected term of the award. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award.

        The fair value of each option granted has been estimated on the applicable grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

Weighted Average
Expected stock price volatility	50.0%
Risk free interest rate	3.67%
Expected dividend yield	0.0%
Expected life of options	6.25 years

MYR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands of dollars, except share and per share data)

11. Stock Option Plans (Continued)

        A summary of the activity relating to the outstanding options of the Company under the various stock option plans for the six months ended June 30, 2008 is presented below.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2007	1,913,673	$6.29
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—

Options outstanding, June 30, 2008	1,913,673	$6.29	8.4 years	$19,538

Exercisable at June 30, 2008	1,373,673	$3.65	8.0 years	$17,648

        The aggregate intrinsic value above represents the total pre-tax intrinsic value which would have been received by our stock option holders had all option holders exercised their options as of that date. The stock price used to calculate the pre-tax intrinsic value was $16.50, which was the last trading price on or before June 30, 2008.

        The following table summarizes information with respect to all stock options outstanding under all of our share-based compensation plans as of June 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Options	Weighted- Average Exercise Price
$3.65 - $3.87	1,373,673	$3.65	8.0 years	1,373,673	$3.65
$13.00	540,000	13.00	9.5 years	—	—

	1,913,673	$6.29	8.4 years	1,373,673	$3.65

12. Segment Information

        The information in the following table for the three and six months ended June 30, 2007 and 2008 is derived from the segment's internal financial reports used for corporate management purposes.

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Contract revenues:
T&D	$115,967	$105,961	$218,182	$204,533
C&I	42,074	41,209	81,218	79,400

	$158,041	$147,170	$299,400	$283,933

Operating income (loss):
T&D	$7,723	$9,788	$12,287	$19,957
C&I	3,151	3,922	4,601	7,274
General Corporate	(4,486)	(5,725)	(8,446)	(10,899)

	$6,388	$7,985	$8,442	$16,332

MYR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands of dollars, except share and per share data)

13. Earnings Per Share

        The Company calculates net income (loss) per common share in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding for the reporting period. Diluted earnings (loss) per share is computed similarly, except that it reflects the potential dilutive impact that would occur if dilutive securities were exercised into common shares. Potential common shares of 540,000, with a weighted average exercise price of $13.00 for the three and six months ended June 30, 2008, are not included in the denominator of the diluted earnings per share calculation as the inclusion of such shares would be anti-dilutive. For the three and six months ended June 30, 2007, 1,436,836 option shares were not included as performance conditions were not met.

        The weighted average number of common shares used to compute basic and diluted net income per share for the three and six months ended June 30, 2007 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Weighted average basic common shares outstanding	16,446,842	19,712,811	16,446,842	19,712,811
Assumed exercise of stock options	—	1,000,430	—	1,008,263

Weighted average diluted common shares outstanding	16,446,842	20,713,241	16,446,842	20,721,074

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of December 31, 2007 and June 30, 2008 for the three and six months ended June 30, 2007 and 2008 appearing elsewhere in this report and with our registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission on August 12, 2008. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in "Cautionary Statement Concerning Forward-Looking Statements" and "Risk Factors." We assume no obligation to update any of these forward-looking statements.

Overview

        We are a leading specialty contractor serving the electrical infrastructure market in the United States. We are one of the largest national contractors servicing the T&D sector of the United States electric utility industry. Our T&D customers include more than 125 electric utilities, cooperatives and municipalities nationwide. Our broad range of services includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. We also provide C&I electrical contracting services to facility owners and general contractors in the western United States.

        We had consolidated revenues for the six months ended June 30, 2008 of $283.9 million, of which 72.0% was attributable to our T&D customers and 28.0% was attributable to our C&I customers. For the six months ended June 30, 2008, our net income and EBITDA(1) were $9.4 million and $21.5 million, respectively, compared to $5.0 million and $14.0 million for the six months ended June 30, 2007.

(1)
EBITDA is not defined under U.S. generally accepted accounting principles and does not purport to be an alternative to net income as a measure of operating performance or to be an alternative to net cash flows provided by operating activities as a measure of liquidity. For further explanation regarding the use of EBITDA, refer to footnote 4 on page 8 of the Company's registration statement on Form S-1. The following is a reconciliation of EBITDA to net income and a reconciliation of EBITDA to net cash flows provided by (used in) operating activities:

	For the three month ended June 30,		For the six months ended June 30,
(dollars in thousands)	2007	2008	2007	2008
Reconciliation of EBITDA to Net income:
EBITDA(1)	$8,721	$10,531	$14,027	$21,521
Add/(subtract)
Interest income (expense), net	88	(135)	368	(257)
Provision for income taxes	(2,754)	(3,198)	(3,711)	(6,547)
Depreciation & amortization	(2,391)	(2,596)	(5,653)	(5,296)

Net income	$3,664	$4,602	$5,031	$9,421

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2007	2008	2007	2008
Reconciliation of EBITDA to Net Cash Flows provided by (used in) operating activities:
EBITDA(1)	$8,721	$10,531	$14,027	$21,521
Add/(subtract)
Interest income (expense), net	88	(135)	368	(257)
Provision for income taxes	(2,754)	(3,198)	(3,711)	(6,547)
Depreciation & amortization	(2,391)	(2,596)	(5,653)	(5,296)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities	2,396	2,509	4,801	5,312
Changes in operating assets and liabilities	(3,279)	(7,115)	(12,379)	(3,608)

Net Cash Flows provided by (used in) operating activities	$2,781	$(4)	$(2,547)	$11,125

        Our margin growth has been driven by successful bids for, and execution of, several large projects, our ability to continue to capitalize on increased infrastructure spending in our markets and the breadth of our customer base. We believe our centralized fleet and skilled workforce provide us with a competitive advantage as increased spending in the transmission infrastructure market has resulted in an increased demand for a limited supply of specialized equipment and labor. We believe these factors have created a more profitable bidding environment for our services. We expect to continue to grow our business organically, as well as selectively consider strategic acquisitions that improve our competitive position within our existing markets, expand our geographic footprint or strengthen our fleet.

        We derive our revenues from two reportable segments which we refer to as our T&D segment and our C&I segment:

         Transmission and Distribution.    We provide our T&D services to electric utilities and other similar entities. The services we provide include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems to electric utilities and other similar entities. We also provide emergency restoration services in response to hurricane, ice or other storm related damage which typically accounts for less than $25.0 million, or approximately 4.5% of combined revenue, per year. As a result of several key industry trends, including increased attention to the inadequacy of the existing electric utility infrastructure as well as the impact of the passage of the Energy Act in 2005, the demand for transmission construction and maintenance services has increased and is projected by the Edison Electric Institute ("EEI") to continue to grow significantly in the future. We believe that the increased capital spending on transmission infrastructure represents a growth opportunity for our T&D business as transmission construction, maintenance and repair has long been a core competency for us. We have completed several large transmission turn key engineering, procurement and construction ("EPC") projects including one of the largest EPC projects ever completed in the T&D market. For the six months ended June 30, 2008, our T&D revenues were approximately $204.5 million or 72.0% of total revenue. Revenue from transmission projects represented 63.3% of T&D revenue for the six months ended June 30, 2008.

        In our T&D segment, we generally serve the electric utility industry as a prime contractor. We have long-standing relationships with many of our T&D customers who rely on us to construct and maintain reliable electric and other utility infrastructure. For the six months ended June 30, 2008, measured by revenue in our T&D segment, we provided 44.6% of our T&D services under fixed-price contracts. We also provide many services to our customers under multi-year master service agreements ("MSAs") and other variable service agreements. We focus on managing our profitability by selecting projects we believe will provide attractive margins. We achieve these margins by actively managing the costs of completing our projects, holding customers accountable for changes to contract specifications and rewarding our employees for keeping costs under budget.

         Commercial and Industrial.    Our C&I segment provides electrical contracting services for commercial and industrial construction in the western United States. We are focused on the Arizona and Colorado regional markets where we have achieved sufficient scale to deploy the level of resources necessary to achieve what we believe are leading market shares. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, casinos, arenas, convention centers, manufacturing plants, processing facilities and transportation control and management systems. For the six months ended June 30, 2008, our C&I revenues were approximately $79.4 million or 28.0% of total revenue.

        In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry as well as facility owners. We have a diverse customer base with many long-standing relationships. For the six months ended June 30, 2008, measured by revenue in our C&I segment, we provided 49.9% of our services under fixed-price contracts.

Recent Company History

        From 1996 to 2000, we were a public company with our stock traded on the NYSE. In 2000, we were acquired by GPU, Inc., which was subsequently acquired by FirstEnergy Corp. During 2003 and 2004, our results were negatively affected by reduced utility capital expenditures, weakness in the construction market and our non-core mechanical contracting operations. In December 2003, we made several changes to our management team, including the appointment of Mr. Koertner as our president and chief executive officer, who prior to this appointment had been serving as our chief financial officer for five years. Since that time, we have worked to position our business to focus on high growth electrical utility infrastructure projects and safety, resulting in a more stable workforce and higher operating margins. In 2004 and 2005, we sold the non-core businesses of D.W. Close Company, Inc. ("D.W. Close") and Power Piping Company ("Power Piping"), respectively. In March 2006, ArcLight acquired approximately 60% of our capital stock and then purchased most of our remaining shares in November 2006. We repurchased 14,515,284 shares held by ArcLight and its affiliates with the proceeds of the 2007 Private Placement, as described below. As of June 30, 2008, ArcLight continued to own approximately 7.1% of our outstanding common stock.

Recent Events and Offering Related Items

         2007 Private Placement.    In December 2007, we completed the sale of a total of 17,780,099 shares of our common stock at a sale price of $13.00 per share in a private placement (the "2007 Private Placement"). We used the net proceeds from the private placement to repurchase 14,515,284 shares of our common stock from ArcLight and its affiliates for approximately $175.5 million; 1,481 shares of our common stock from certain of our management stockholders for approximately $0.02 million; and 49,675 shares of our common stock underlying options held by certain members of management for approximately $0.4 million. The remaining net proceeds to us from the 2007 Private Placement (after the initial purchaser's discount, placement fees and expenses) were $36.6 million and are being used for general corporate purposes, including the recent repayment of $20.0 million of the outstanding balance under our $50.0 million term loan facility. In connection with the 2007 Private Placement, we entered into employment agreements and transaction bonus agreements with our executive officers and certain key employees. Under the agreements, we granted options to acquire 540,000 shares of common stock and made cash payments totaling up to $3.0 million.

         Pre-Offering Preparation Expenses.    As a result of the 2007 Private Placement, we incurred certain pre-offering preparation expenses of $2.3 million related to the preparation of historical financial statements and related disclosures. Pre-offering preparation expenses included periodic operating costs such as accounting and tax services, valuation services, and accounting and legal support services.

         Vesting of Certain Stock Options.    In connection with the 2007 Private Placement and the provisions of our previous stock incentive plan, we accelerated the vesting of options granted under our previous stock incentive plan to allow all options outstanding to become vested upon the completion of the private placement. We incurred non-cash compensation charges of approximately $14.5 million in connection with this vesting in accordance with Statement of Financial Accounting Standards ("SFAS") 123R.

         Management Stock Compensation, Severance and Transaction Bonus Charges.    In connection with the 2007 Private Placement, we incurred a non-cash compensation charge of approximately $4.0 million (or approximately $3.3 million, net of tax) as a result of the agreement with certain members of management who purchased shares of our common stock in May 2006 and July 2007 under the former management stockholder agreement. Subsequent to the 2007 Private Placement, we agreed to pay certain members of management a discretionary bonus of approximately $1.2 million authorized at year end (or approximately $0.7 million, net of tax) to cover their individual income tax obligations related to the stock value discount in conjunction with the July 2007 share purchase. Also in 2007, we incurred a compensation charge of approximately $1.5 million (or approximately $0.9 million, net of tax) as a result of severance payments that became due to our executive officers under the employment agreements with certain members of management and a charge of approximately $3.0 million (or approximately $1.8 million, net of tax) as a result of transaction bonus payments that we paid to each of our named executive officers and certain other key employees.

         Our New Long-term Incentive Plan.    Our future financial results will reflect the application of SFAS 123R to the 540,000 stock options granted to certain directors, officers and employees in connection with the 2007 Private Placement. These options vest over a four year period and have an exercise price of $13.00 per share.

        Stock compensation expense related to the new long-term incentive plan of approximately $27,000 and $459,000 was recognized in 2007 and for the six months ended June 30, 2008, respectively, for these options based upon a weighted-average grant date fair value of approximately $6.87 per share, excluding the impact of expected forfeitures.

        As of June 30, 2008, there was approximately $3.2 million of total unrecognized compensation cost related to stock options granted under the new Long-Term Incentive Plan (the "LTIP"). This cost is expected to be recognized over a weighted average period of 3.47 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Business Drivers and Measures; Seasonality; Fluctuations of Results

        Although our revenues are primarily driven by spending patterns in our customers' industries, our revenues, particularly those derived from our T&D segment, and results of operations can be subject to seasonal variations. These variations are influenced by weather, hours of daylight, customer spending patterns, available system outages from utilities, bidding seasons and holidays. Typically, our revenues in the first quarter can be affected by adverse weather conditions and the cyclicality of customer bidding activities. Bidding activity with respect to new projects is usually light from late-November through mid-January due to the holidays and the fact that our customers typically wait for year-end results to finalize capital and maintenance budgets for the upcoming year. The second quarter is typically better than the first, as some projects typically begin, but continued cold and wet weather can often impact second quarter productivity. Revenues in our third quarter may be affected by fewer available system outages during which we can perform electrical line service work due to peak electrical demands during hot summer months as well as storm restoration services. Revenues during the fourth quarter of the year are typically stronger as many projects are completed in the fourth quarter and revenues often are impacted positively by customers seeking to spend their allocated capital budget on existing projects before the end of the year; however, the holiday season and inclement weather sometimes can cause delays and thereby affect revenues.

        We also provide storm restoration services to our T&D customers which tend to have a higher profit margin and offsets some of the negative effects of severe weather on our revenue. Higher profit margins on storm restoration services can offset the lost revenues in connection with weather-related delays in our construction, maintenance and repair work for our T&D customers. However, storm restoration service work is highly unpredictable and can cause our results of operations to vary greatly from quarter-to-quarter. We do not view storm restoration as a major revenue source, as revenues from storm restoration services are typically less than $25.0 million, or approximately 4.5% of consolidated revenue, per year. Our revenues will also fluctuate based on the timing of our large EPC contracts. As a result of the positive and negative effects of weather-related events on the services we provide and periodic effect of our large EPC contacts, it is difficult to predict recurring quarterly trends for our business.

        Additionally, our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions in the United States. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter and regional economic conditions may also materially affect quarterly results. Accordingly, our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or for any other year. You should read "Understanding Gross Margins" below for additional discussion of trends and challenges that may affect our financial condition and results of operations.

Backlog

        As of June 30, 2008, our backlog was approximately $240.5 million, consisting of $155.0 million and $85.5 million in our T&D and C&I segments, respectively. As of June 30, 2007, our backlog was approximately $243.8 million, consisting of $157.8 million and $86.0 million in our T&D and C&I segments, respectively. The change in backlog from period to period is the result of normal fluctuations in contracts and projects.

        We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, minus the revenue we have recognized under such contracts, as "backlog". We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. For our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, our projected revenue for a three-month period is included in the calculation of backlog, regardless of the duration of the contract, which typically exceeds such three-month period. These types of contracts are generally awarded as part of MSAs which typically have a one- to three-year duration from execution. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. For further discussion, see "Risk Factors—Backlog may not be realized or may not result in profits."

        Certain of the projects that we undertake are not completed in one accounting period. Revenue on construction contracts is recorded on the percentage-of-completion accounting method determined by the ratio of cost incurred to date on the contracts (excluding uninstalled direct materials) to management's estimates of total contract costs. Projected losses are provided for in their entirety when identified. There can be no assurance as to our customers' requirements or that our estimates of existing and future needs under MSAs, or the values of our cost or time-dependent contracts, are accurate and, therefore, our backlog may not be reflected in our actual revenues.

Understanding Gross Margins

        Our gross margin is gross profit expressed as a percentage of revenues. Contract costs consists primarily of salaries, wages and benefits to employees, depreciation, fuel and other equipment expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Various factors—some of which are beyond our control—impact our gross margins on a quarterly or annual basis.

         Capital Expenditures.    We are spending a significant amount of capital on property, facilities and equipment, with the majority of such expenditures used to purchase additional specialized equipment to enhance our fleet and to reduce our reliance on operating leases and short term equipment rentals. We expect our gross margins to benefit from our capital expenditure plan, although there can be no assurance in this regard. However, we will continue to rely on leases for non-specialized equipment, such as light trucks. We believe that the investment in specialized equipment will reduce our costs and improve our margins over the long term.

         Depreciation and Amortization.    We include depreciation in contract costs. This is common practice in our industry, but can make comparability to other companies difficult. We expect that, as a result of our new capital expenditure program, depreciation expenses will increase in the future. Depreciation and amortization expenses have also increased as a result of the increase in tangible and intangible assets in the purchase price allocation recorded in connection with the acquisition of our common stock by affiliates of ArcLight. We consider equipment lease and rental costs to be costs associated with performing a contract. We believe decreased contract costs with respect to lower rental or lease payments for some types of equipment will more than offset higher depreciation expense associated with buying more specialized equipment for our projects.

         Geographical.    The mix of business conducted in different parts of the country will affect margins, as some parts of the country offer the opportunity for higher gross margins than others.

         Seasonal and Weather.    As discussed above, seasonal patterns, primarily related to weather conditions, can have a significant impact on gross margins in a given period. For example, it is typical during the winter months that parts of the country may experience snow or rainfall that may negatively impact our revenue and gross margin. Additionally, our T&D customers often cannot remove their T&D lines from service during the summer months, when consumer demand for electricity is at its peak, delaying the demand for our maintenance and repair services. In both cases, projects may be delayed or temporarily placed on hold. Conversely, in periods when weather remains dry and temperatures are moderate, more work can be done, sometimes with less cost, which would have a favorable impact on gross margins. In some cases, tornadoes, ice storms, hurricanes or other strong storm activity can provide us with high profit margin storm restoration services work, which generally has a positive impact on margins. However, storm restoration services work is highly unpredictable and we do not view it as a significant revenue source, as revenues from storm restoration services are typically less than $25.0 million, or approximately 4.5% of consolidated revenue, per year.

         Revenue Mix.    The mix of revenue derived from the industries we serve will impact gross margins. Changes in our customers' spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenue by industry served. Storm restoration services typically command higher profit margins than maintenance services. Environmental factors, as noted above, can impact the timing at which customers perform maintenance and repairs which can cause a shift in the revenue mix. For example, during the period following Hurricane Katrina in 2005, our resources were temporarily shifted to storm restoration services work from maintenance and repair services.

         Service and Maintenance Compared to New Construction.    In general, new construction work has a higher gross margin than maintenance and repair work. This is because new construction work is often obtained on a fixed-price basis, which carries a higher risk than other types of pricing arrangements because a contractor bears the risk of increased expenses. As such, we generally bid fixed-price contracts with higher profit margins built into our bids. We typically derive approximately 13.0% to 25.0% of our revenue from maintenance and repair work, which is performed under pre-established or negotiated prices or cost-plus pricing arrangements, which generally allows us to achieve a set margin above our costs. Thus, a higher portion of new construction work in a given period may result in a higher gross margin.

         Subcontract Work.    We generally experience lower gross margins when we subcontract portions of our work because we typically mark up subcontractor costs less than our labor and equipment costs. We typically subcontract approximately 8.0% to 11.0% of our work to other service providers.

         Materials versus Labor.    Margins may be lower on projects on which we furnish materials because we are not able to mark up materials as much as labor and equipment costs. In a given period, a higher percentage of work that has a higher materials component may decrease overall gross margin.

         Insurance.    Gross margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of June 30, 2008, we have a self-insured retention for the following policies: workers' compensation, general liability and automobile liability. Our deductible for each line of coverage is the first $1.0 million per claim up to the claim aggregate amount as defined per each policy. The claim aggregate for each policy is calculated as the cumulative excess over the first $0.5 million of each claim incurred, up to the deductible amount per claim. The claim aggregate amount for each policy is as follows: $1.5 million for workers' compensation, $1.5 million for general liability and $1.0 million for automobile liability. Once a policy's claim aggregate is reached per line of coverage, the deductible for that policy is reduced to $0.5 million per claim. We also have an employee health care benefit plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $0.1 million per covered individual per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. The determination of such estimated losses and their appropriateness are reviewed by management and updated at least quarterly.

         Project Bonding Requirements.    Approximately 28.1% and 19.8% of our business by revenue for the six months ended June 30, 2007 and 2008, respectively, requires surety bonds or other means of financial assurance to secure contractual performance. If we fail to perform or pay subcontractors and vendors, the customer may demand that the surety provide services or make payments under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the bonds. As of June 30, 2008, the total amount of bonded backlog was approximately $97.0 million, which represented 40.4% of our backlog at that time.

         Estimation, Fleet Utilization and Bidding.    We operate a centrally-managed fleet in order to achieve the highest equipment utilization. We also develop internal equipment rates to reflect our true equipment costs, which in turn provides our business units with appropriate cost information to estimate bids for new projects more accurately. Availability of equipment for a particular contract is determined by our internal fleet ordering process which is designed to optimize the use of internal fleet assets and allocate equipment costs to individual contracts. We believe these processes allow us to utilize our equipment efficiently, which leads to improved gross margins. We also believe our teams of trained estimators help us to determine potential costs and revenues and make informed decisions on whether to bid for a project and the rates to use in making that bid. The ability to accurately estimate labor needs and material costs in connection with a new project also leads to improved gross margins.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees and bad debt expense. Not all industry participants define selling, general and administrative expenses and contract costs in the same way. This can make comparisons between industry participants more difficult.

Consolidated Results of Operations

        The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and six months indicated (dollars in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2007		2008		2007		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$158,041	100.0%	$147,170	100.0%	$299,400	100.0%	$283,933	100.0%
Contract costs	139,965	88.6	127,202	86.4	268,183	89.6	243,765	85.9

Gross profit	18,076	11.4	19,968	13.6	31,217	10.4	40,168	14.1
Selling, general and administrative expenses	11,641	7.4	12,236	8.3	22,407	7.5	24,154	8.5
Amortization of intangible assets	257	0.2	84	0.1	601	0.2	167	0.1
Gain on sale of property and equipment	(210)	(0.1)	(337)	(0.2)	(233)	(0.1)	(485)	(0.2)

Income from operations	6,388	3.9	7,985	5.4	8,442	2.8	16,332	5.7
Other income (expense)
Interest income	238	0.2	239	0.2	653	0.2	659	0.2
Interest expense	(150)	(0.1)	(374)	(0.3)	(285)	(0.1)	(916)	(0.3)
Other, net	(58)	—	(50)	—	(68)	—	(107)	—

Income before provision for income taxes	6,418	4.0	7,800	5.3	8,742	2.9	15,968	5.6
Income tax expense	2,754	1.7	3,198	2.2	3,711	1.2	6,547	2.3

Net income	$3,664	2.3%	$4,602	3.1%	$5,031	1.7%	$9,421	3.3%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2008

         Revenues.    Revenues decreased $10.9 million, or 6.9%, from $158.0 million for the three months ended June 30, 2007 to $147.2 million for the three months ended June 30, 2008. The decrease in revenues was the result of the timing on a few significant projects that were in production during the second quarter of 2007 that were completed during 2007.

         Gross Profit.    Gross profit increased $1.9 million, or 10.5%, from $18.1 million for the three months ended June 30, 2007 to $20.0 million for the three months ended June 30, 2008. As a percentage of overall revenues, gross margin increased from 11.4% for the three months ended June 30, 2007 to 13.6% for the three months ended June 30, 2008. The increase in gross margins, as a percentage of overall revenues, for the three months ended June 30, 2008, was attributable to a couple of factors. During the three months ended June 30, 2007, there were a few underperforming contracts that generated contract losses of approximately $1.1 million for the period. Also, during the three months ended June 30, 2008, we experienced strong performance and increased margins on a few large contracts that resulted in approximately $2.1 million in additional gross profits for the period.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $0.6 million, or 5.1%, from $11.6 million for the three months ended June 30, 2007 to $12.2 million for the three months ended June 30, 2008. The increase relates primarily to the adding of additional support staff, annual salary increases and increases in bonus expense for the period. As a percentage of revenues, these expenses increased from 7.4% for the three months ended June 30, 2007 to 8.3% for the three months ended June 30, 2008.

         Gain on Sale of Property and Equipment.    Gain from the sale of property and equipment increased by $0.1 million from $0.2 million for the three months ended June 30, 2007 to $0.3 million for the three months ended June 30, 2008. The increase in gain from the sale of property and equipment resulted from the routine sale of property and equipment that was no longer useful or valuable to our ongoing operations.

         Interest Income.    Interest income remained constant at $0.2 million for the three months ended June 30, 2007 and for the three months ended June 30, 2008.

         Interest Expense.    Interest expense increased $0.2 million from $0.2 million for the three months ended June 30, 2007 to $0.4 million for the three months ended June 30, 2008. The increase in interest expense is due mainly to the increased average borrowings of $30.0 million under the 2007 Credit Agreement.

         Provision for Income Taxes.    The provision for income taxes was $2.7 million for the three months ended June 30, 2007, with an effective tax rate of 42.9% compared to $3.2 million for the three months ended June 30, 2008, with an effective tax rate of 41.0%. The higher effective tax rate in 2007 is due mainly to certain non-deductible related party expenses.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three months Ended June 30,
	2007		2008
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$115,967	73.4%	$105,961	72.0%
Commercial & Industrial	42,074	26.6	41,209	28.0

Total	$158,041	100.0	$147,170	100.0

Operating income (loss):
Transmission & Distribution	$7,723	6.7	$9,788	9.2
Commercial & Industrial	3,151	7.5	3,922	9.5

Total	10,874	6.9	13,710	9.3
Corporate	(4,486)	(2.9)	(5,725)	(3.9)

Consolidated	$6,388	4.0%	$7,985	5.4%

Transmission & Distribution

        Net sales for our T&D segment for the three months ended June 30, 2007 were $116.0 million compared to $106.0 million for the three months ended June 30, 2008, a decrease of $10.0 million or 8.6%. The decrease in revenues was a result of a few large T&D projects that were in production during the second quarter of 2007 that were completed during 2007.

        Operating income for our T&D segment for the three months ended June 30, 2007 was $7.7 million compared to $9.8 million for the three months ended June 30, 2008, an increase of $2.1 million or 26.7%. As a percentage of revenues, operating income increased from 6.7% for the three months ended June 30, 2007 to 9.2% for the three months ended June 30, 2008. The increase in operating income in the T&D segment was attributable to a couple of factors. During the three months ended June 30, 2007, there were a few underperforming contracts that generated contract losses of approximately $1.1 million for the period. Also, during the three months ended June 30, 2008, we experienced strong performance and increased margins on a few large contracts that resulted in approximately $1.1 million in additional gross profits for the period.

Commercial & Industrial

        Net sales for our C&I segment for the three months ended June 30, 2007 were $42.1 million compared to $41.2 million for the three months ended June 30, 2008, a decrease of $0.9 million or 2.1%.

        Operating income for our C&I segment for the three months ended June 30, 2007 was $3.2 million compared to $3.9 million for the three months ended June 30, 2008, an increase of $0.7 million or 24.5%. As a percentage of revenues, operating income increased from 7.5% for the three months ended June 30, 2007 to 9.5% for the three months ended June 30, 2008. The increase in operating income in our C&I segment was due mainly to a better mix of higher margin projects and favorable cost estimates where efficiencies were gained during the construction process and costs were controlled better than expected. During the three months ended June 30, 2008, we experienced strong performance and increased margins on a few large contracts that resulted in approximately $1.0 million in gross profits for the period.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2008

         Revenues.    Revenues decreased $15.5 million, or 5.2%, from $299.4 million for the six months ended June 30, 2007 to $283.9 million for the six months ended June 30, 2008. The decrease in revenues was the result of the timing on a few significant projects that were in production during the first six months of 2007 that were completed during 2007.

         Gross Profit.    Gross profit increased $9.0 million, or 28.7%, from $31.2 million for the six months ended June 30, 2007 to $40.2 million for the six months ended June 30, 2008. As a percentage of overall revenues, gross margin increased from 10.4% for the six months ended June 30, 2007 to 14.1% for the six months ended June 30, 2008. The increase in gross margins, as a percentage of overall revenues, for the six months ended June 30, 2008, was attributable to several factors. During the six months ended June 30, 2007, there were a few underperforming contracts that generated contract losses of approximately $2.1 million for the period. During the six months ended June 30, 2008, we experienced strong performance and increased margins on a few large contracts that resulted in approximately $4.2 million in additional gross profits for the period. Additionally, we experienced lower equipment costs resulting from our reduced reliance on operating leases and short term rentals to finance our fleet of construction equipment.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $1.8 million, or 7.8%, from $22.4 million for the six months ended June 30, 2007 to $24.2 million for the six months ended June 30, 2008. The increase relates primarily to the adding of additional support staff, annual salary increases and increases in bonus expense for the period. As a percentage of revenues, these expenses increased from 7.5% for the six months ended June 30, 2007 to 8.5% for the six months ended June 30, 2008.

         Gain on Sale of Property and Equipment.    Gain from the sale of property and equipment increased by $0.3 million from $0.2 million for the six months ended June 30, 2007 to $0.5 million for the six months ended June 30, 2008. The increase in gain from the sale of property and equipment resulted from the routine sale of property and equipment that was no longer useful or valuable to our ongoing operations.

         Interest Income.    Interest income remained constant at $0.7 million for the six months ended June 30, 2007 and for the six months ended June 30, 2008.

         Interest Expense.    Interest expense increased $0.6 million from $0.3 million for the six months ended June 30, 2007 to $0.9 million for the six months ended June 30, 2008. The increase in interest expense is due mainly to the increased average borrowings of $30.0 million under the 2007 Credit Agreement.

         Provision for Income Taxes.    The provision for income taxes was $3.7 million for the six months ended June 30, 2007, with an effective tax rate of 42.5% compared to $6.6 million for the six months ended June 30, 2008, with an effective tax rate of 41.0%. The higher effective tax rate in 2007 is due mainly to certain non-deductible related party expenses.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Six months Ended June 30,
	2007		2008
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$218,182	72.9%	$204,533	72.0%
Commercial & Industrial	81,218	27.1	79,400	28.0

Total	$299,400	100.0	$283,933	100.0

Operating income (loss):
Transmission & Distribution	$12,287	5.6	$19,957	9.8
Commercial & Industrial	4,601	5.7	7,274	9.2

Total	16,888	5.6	27,231	9.6
Corporate	(8,446)	(2.8)	(10,899)	(3.8)

Consolidated	$8,442	2.8%	$16,332	5.8%

Transmission & Distribution

        Net sales for our T&D segment for the six months ended June 30, 2007 were $218.2 million compared to $204.5 million for the six months ended June 30, 2008, a decrease of $13.7 million or 6.3%. The decrease in revenues was a result of a few significant T&D projects that were in production during the first quarter of 2007 that were completed during 2007.

        Operating income for our T&D segment for the six months ended June 30, 2007 was $12.3 million compared to $20.0 million for the six months ended June 30, 2008, an increase of $7.7 million or 62.4%. As a percentage of revenues, operating income increased from 5.6% for the six months ended June 30, 2007 to 9.8% for the six months ended June 30, 2008. The increase in operating income in the T&D segment was due to several factors. During the six months ended June 30, 2007, there were a few underperforming contracts that generated contract losses of approximately $2.1 million for the period. Also, during the six months ended June 30, 2008, we experienced strong performance and increased margins on a few large contracts that resulted in approximately $2.5 million in additional gross profits for the period. We also experienced lower equipment costs resulting from our reduced reliance on operating leases and short term rentals to finance our fleet of construction equipment.

Commercial & Industrial

        Net sales for our C&I segment for the six months ended June 30, 2007 were $81.2 million compared to $79.4 million for the six months ended June 30, 2008, a decrease of $1.8 million or 2.2%.

        Operating income for our C&I segment for the six months ended June 30, 2007 was $4.6 million compared to $7.3 million for the six months ended June 30, 2008, an increase of $2.7 million or 58.1%. As a percentage of revenues, operating income increased from 5.7% for the six months ended June 30, 2007 to 9.2% for the six months ended June 30, 2008. The increase in operating income in our C&I segment was due mainly to a better mix of higher margin projects and favorable cost estimates where efficiencies were gained during the construction process and costs were controlled better than expected. During the six months ended June 30, 2008, we experienced strong performance and increased margins on a few large contracts that resulted in approximately $1.7 million in gross profits for the period.

Liquidity and Capital Resources

Cash Requirements

        Our cash and cash equivalents on hand totaled $25.7 million as of June 30, 2008. We anticipate that our cash and cash equivalents on hand, our borrowing availability under the 2007 Credit Agreement, our short term investments, if any, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements and planned capital expenditures and to facilitate our future ability to grow. Our anticipated participation in large scale initiatives to rebuild the United States electric power grid may require a significant amount of additional working capital.

Sources and Uses of Cash

        As of June 30, 2008, we had cash and cash equivalents of $25.7 million, positive working capital of $52.3 million and long-term liabilities, in the amount of $40.0 million, which consisted of the long-term portion of our term loan facility, deferred tax and deferred compensation obligations. We also had $15.0 million of letters of credit outstanding under the 2007 Credit Agreement. During the six months ended June 30, 2008, operating activities associated with our T&D and C&I segments resulted in net cash flow from operations of $11.1 million compared to negative $2.5 million for the six months ended June 30, 2007. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide our customers. We used net cash in investing activities of $15.7 million, including $17.2 million used for capital expenditures, offset by $1.5 million of proceeds from the sale of equipment. We used net cash in financing activities of $4.3 million, resulting primarily from net cash paid for equity financing costs related to the 2007 Private Placement and from the payment of a note payable to FirstEnergy.

Debt Instruments

        On August 31, 2007, we entered into an agreement for a $125.0 million senior secured credit facility which provides for a refinancing of our existing $75.0 million revolving credit line (which may be increased or decreased in accordance with the terms of the related credit agreement) and a $50.0 million term loan facility. At our option, borrowings under these facilities bear interest at the greater of a prime rate or the Federal funds rate plus a spread or at an adjusted LIBOR index rate plus a spread based upon our leverage ratio. There were $30.0 million of borrowings outstanding at an interest rate of 3.5% at June 30, 2008. As of June 30, 2008, we had $15.0 million of outstanding letters of credit, which reduces our borrowing capacity under the revolving credit line. The 2007 Credit Agreement expires on August 31, 2012. We had $60.0 million available under the 2007 Credit Agreement as of June 30, 2008.

        The terms of the 2007 Credit Agreement require, among other things, that we adhere to a maximum leverage ratio and maintain a minimum EBITDA-based interest coverage ratio, both calculations of which are defined under the 2007 Credit Agreement, as amended April 21, 2008, and determined on a rolling four consecutive quarter basis. The EBITDA-based interest coverage ratio covenant requires us to have a ratio of EBITDA to interest expense of not less than a ratio of 3.0 to 1.0. We are also not permitted to have a maximum leverage ratio of greater than 3.0 to 1.0. As of June 30, 2008, our interest coverage ratio was in excess of 18.0 to 1.0 and our maximum leverage ratio was less than 1.0 to 1.0, both within the required covenant levels permitted under the 2007 Credit Agreement.

        The Credit Agreement also includes other specific limits or restrictions on additional indebtedness, liens and capital expenditure activity. Our obligations under the Credit Agreement are secured by a lien on all of our property (including the capital stock of our subsidiaries) other than any property subject to a certificate of title, subject to a lease or similar interest and our real property and fixtures. As of June 30, 2008, we were in compliance with all applicable debt covenants.

Off-Balance Sheet Transactions

        As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations and surety guarantees entered into in the normal course of business. We have not engaged in any off-balance sheet financing arrangements through special purpose entities.

Leases

        We enter into non-cancelable operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease.

        We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of June 30, 2008, the maximum guaranteed residual value was approximately $3.6 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

        We typically have purchase options on the equipment underlying our long term operating leases and many of our short term rental arrangements. We are now exercising many of these purchase options as the need for equipment is on-going and the purchase option price is favorable compared to pricing for similar equipment.

Letters of Credit

        Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our self-funded insurance programs. In addition, from time-to-time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions in accordance with the terms of the letter of credit. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under any letter of credit in the foreseeable future.

        As of June 30, 2008, we had $15.0 million in letters of credit outstanding under our prior credit facility primarily to secure obligations under our casualty insurance and bonding programs. These are irrevocable stand-by letters of credit with maturities expiring at various times throughout 2008. Upon maturity, we expect that the majority of these letters of credit will be renewed for subsequent one-year periods.

Surety Bonds

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, with the consent of our lenders under the 2007 Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers would reduce the borrowing availability under the 2007 Credit Agreement. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of June 30, 2008, an aggregate of approximately $318.8 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $86.3 million as of June 30, 2008.

Contractual Obligations

        As of June 30, 2008, our future contractual obligations are as follows (in thousands):

	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter	Other
Long-term debt obligations	$30,000	$—	$—	$—	$—	$30,000	$—	$—
Operating lease obligations	25,211	5,567	8,641	6,262	3,300	1,248	193	—
Income tax contingencies	688	—	—	—	—	—	—	688

Total	$55,899	$5,567	$8,641	$6,262	$3,300	$31,248	$193	$688

        The above cash requirements exclude interest charges relating to the 2007 Credit Agreement, which carries interest at LIBOR plus 1.00%. Management believes that fluctuations in the applicable variable interest rate will not have a material impact on our cash flows and financial position.

        Excluded from the above table are our multi-employer pension plan contributions which are determined annually based on our union employee payrolls, which cannot be determined for future periods in advance.

        The amount of income tax contingencies has been presented in the "Other" column in the table above due to the fact that the period of future payment cannot be reliably estimated. See Note 7 to the Unaudited Consolidated Financial Statements for additional information.

Concentration of Credit Risk

        We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. Since 2005, no customer has accounted for more than 14.2% of annual consolidated revenues. For the six months ended June 30, 2007 or 2008, no customer accounted for more than 13.2% of revenues. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

        Borrowings under the 2007 Credit Agreement are based upon an interest rate that will vary depending upon the Federal fund rates and LIBOR. If we borrow additional amounts under the 2007 Credit Agreement, the interest rate on those borrowings will also be variable. If the Federal fund rates or LIBOR rise, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. As of June 30, 2008, we had $30.0 million of borrowings outstanding under the 2007 Credit Agreement. The 2007 Credit Agreement currently accrues annual interest at one-month LIBOR rates in effect at each month end plus 1.00% as defined in the credit agreement governing the 2007 Credit Agreement. A 0.125% increase or decrease in the interest rate would have the effect of changing our interest expense by $37,500 per annum.

Legal Proceedings

        We are from time-to-time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil and criminal penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

        We are routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of our present business as well as in respect of our divested businesses. Some of these claims and litigations include claims related to our current services and operations, and asbestos-related claims concerning historic operations of a predecessor affiliate. We believe that we have strong defenses to these claims as well as adequate insurance coverage in the event any asbestos-related claim is not resolved in our favor. These claims have not had a material impact on us to date and we believe the likelihood that a future material adverse outcome will result from these claims is remote. However, if facts and circumstances change in the future, we cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on our financial condition, results of operations, or cash flows.

        In 2005, one of our subsidiaries was convicted of a criminal misdemeanor for a violation of certain Occupational Safety and Health Administration, or OSHA, safety regulations that occurred in 1999. We were assessed and paid a fine of $0.5 million and the subsidiary was sentenced to a three-year probation period, as currently in effect, ending December 8, 2008. We believe that we are in compliance with the terms of the probation. We have appealed this decision, but cannot predict whether we will be successful in our appeal. The conviction and subsequent probation have not had a material impact on our subsidiary or on us generally and we do not believe either will have a material adverse effect on us in the future.

Inflation

        Due to relatively low levels of inflation experienced during the years ended December 31, 2005, 2006 and 2007, inflation did not have a significant effect on our results.

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, ("FSP FAS 157-1") and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"). FSP FAS 157-1 clarifies the FASB position that SFAS No. 157 does not apply to the various accounting pronouncements that address fair value measurements of leases, with the exception of assets acquired and liabilities assumed in a business combination that would be subject to measurement requirements under SFAS 141 or SFAS 141R. FSP FAS 157-1 is effective upon the adoption of SFAS No. 157. FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all nonfinancial assets and nonfinancial liabilities. The partial adoption of SFAS No. 157 effective January 1, 2008 did not have a material impact on our consolidated financial statements. The adoption of the remaining provisions of SFAS No. 157 and FSP FAS 157-1 on January 1, 2009 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141R will require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R on January 1, 2009 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        Also, in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, the statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment to FASB Statement No. 133. SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 on January 1, 2009 is not expected to have a material impact on the Company's consolidated financial position, result of operations or cash flows.

        In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007). FSP FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP FAS 142-3 on January 1, 2009 is not expected to have a material impact on the Company's consolidated financial position, result of operations or cash flows.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         Revenue Recognition.    We recognize revenue under long-term contracts using the percentage-of-completion method prescribed in SOP 81-1. Under this method, revenue is recognized based on the percentage of costs incurred to date to total estimated costs for each contract. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, weather and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined. Delays in construction due to weather or job performance can result in changes in estimates for the percentage-of-completion calculations.

         Valuation of Intangibles and Long-Lived Assets.    SFAS No. 142 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized but, instead, must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate or a loss of key customers or personnel.

        SFAS No. 142 requires that management make certain estimates and assumption in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. We believe our assumptions used in discounting future cash flows are appropriately conservative. Any increase in estimated cash flows would have no impact on the reported carrying amount of goodwill. However, if our current estimates of projected cash flow for our T&D and C&I operating segments had been approximately 17% and 28% lower, respectively, the fair value of the reporting unit would have been lower than the carrying value thus requiring us to perform an impairment test to determine the "implied value" of goodwill. The excess of the carrying value of goodwill over the "implied value" of goodwill would need to be written down for impairment. Without performing the second step of the goodwill impairment test, it would be difficult to determine the actual amount of impairment to be recorded, but theoretically, the full amount of goodwill would be at risk for impairment, depending on the size of the future cash flow reduction.

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

         Insurance.    We have a self-insured retention for the following policies: workers' compensation, general liability and automobile liability. We have a deductible for each line of coverage that is the first $1.0 million per claim up to the claim aggregate amount as defined per each policy. The claim aggregate for each policy is calculated as the cumulative excess over the first $0.5 million of each claim incurred, up to the deductible amount per claim. The claim aggregate amount for each policy is as follows: $1.5 million for workers' compensation, $1.5 million for general liability and $1.0 million for automobile liability. Once a policy's claim aggregate is reached per line of coverage, the deductible for that policy is reduced to $0.5 million per claim.

        Health insurance benefits are subject to a $0.1 million deductible for qualified individuals. Losses up to the stop loss amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

        Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims reported on an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

         Income Taxes.    We follow the liability method accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled.

        We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain and we maintain an allowance for tax contingencies that we believe is adequate. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, we may not realize deferred tax assets to the extent we have estimated. At December 31, 2007 and June 30, 2008, we did not have any valuation allowances established for deferred tax assets as future realization is deemed more likely than not.

         Stock-Based Compensation.    Effective January 1, 2006, we account for stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires the measurement of compensation for stock-based awards based on the estimated fair values at the grant date for equity classified awards and the recognition of the related compensation expense over the appropriate vesting period and, for liability classified awards, based on the fair value of the award at each period until settled. Recognition of compensation expense for liability awards is based upon changes in fair value and is prorated over the appropriate vesting period subject, if applicable, to performance conditions. Under SFAS 123R, compensation expense is based, among other things, on (i) the classification of an award as either an equity or a liability award, (ii) assumptions relating to fair value measurement such as the value of the Company's stock and volatility, the expected term of the award and forfeiture rates, and (iii) whether performance criteria, if any, have been met. The Company uses both internal and external data to assess compensation expense. Changes in these estimates based on factors such as market volatility or employee behavior, such as terminations or exercise of awards, could significantly impact stock based compensation expense in the future.

Cautionary Statement Concerning Forward-Looking Statements and Information

        We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.

        Various statements this quarterly report on Form 10-Q contain, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenue, income and capital spending. Our forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this quarterly report on Form 10-Q; we disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed under "Risk Factors," may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

  •
  our operating results may vary significantly from quarter-to-quarter;

  •
  demand for our services is cyclical and we are vulnerable to industry downturns and regional and national downturns;

  •
  we may be unsuccessful in generating internal growth;

  •
  backlog may not be realized or may not result in profits;

  •
  the Energy Policy Act of 2005 may fail to result in increased spending on electric power transmission infrastructure;

  •
  our use of percentage-of-completion accounting could result in a reduction or elimination of previously recognized profits;

  •
  our actual costs may be greater than expected in performing our fixed-price and unit-price contracts;

  •
  we self-insure against many potential liabilities and our reserves for estimated losses may be less than our actual costs;

  •
  we may incur liabilities or suffer negative financial impact relating to occupational health and safety matters and our failure to comply with environmental laws could result in significant liabilities;

  •
  we may pay our suppliers and subcontractors before receiving payment from our customers for the related services;

  •
  we extend credit to customers for purchases of our services, and in the past we have had, and in the future we may have, difficulty collecting receivables from major customers that are subject to protection under bankruptcy or insolvency laws or are otherwise experiencing financial difficulties;

  •
  we derive a significant portion of our revenues from a few customers, and the loss of one or more of these customers could have a material adverse effect on our financial condition, results of operations and cash flows;

  •
  many of our contracts may be cancelled upon short notice and we may be unsuccessful in replacing our contracts if they are canceled or as they are completed or expire;

  •
  a significant portion of our business depends on our ability to provide surety bonds and we may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds and our bonding requirements may limit our ability to incur indebtedness;

  •
  our unionized workforce could adversely affect our operations and our business is labor intensive, and we may be unable to attract and retain qualified employees;

  •
  inability to perform our obligations under engineering, procurement and construction contracts may adversely affect our business;

  •
  we require subcontractors to assist us in providing certain services and we may be unable to retain the necessary subcontractors to complete certain projects;

  •
  our business growth could outpace the capability of our internal infrastructure and seasonal and other variations, including severe weather conditions, may cause significant fluctuations in our financial condition, results of operations and cash flows; increases in the costs of certain materials and fuel could reduce our operating margins;

  •
  if we fail to integrate future acquisitions successfully, this could adversely affect our business and results of operations; and

  •
  we have identified material weaknesses in our internal controls over financial reporting that, if not properly corrected, could result in material misstatements in our financial reporting.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. No customer accounted for more than 13.2% of revenues for the six months ended June 30, 2007 or 2008. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

        Borrowings under the 2007 Credit Agreement are based upon an interest rate that will vary depending upon the Federal fund rates and LIBOR. If we borrow additional amounts under the 2007 Credit Agreement, the interest rate on those borrowings will also be variable. If the Federal fund rates or LIBOR rise, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. As of June 30, 2008, we had $30 million of borrowings outstanding under the 2007 Credit Agreement. The 2007 Credit Agreement currently accrues annual interest at one-month LIBOR rates in effect at each month end plus 1.00% as defined in the credit agreement governing the 2007 Credit Agreement. A 0.125% increase or decrease in the interest rate would have the effect of changing our interest expense by $37,500 per annum.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective due to the material weakness to our internal control over financial reporting described in Item 1A "Risk Factors" ("We have identified material weaknesses in our internal controls over financial reporting that, if not properly corrected, could result in material misstatements in our financial reporting.") of this Form 10-Q and that continued to exist at June 30, 2008.

        Nonetheless, the Chief Executive Officer and Chief Financial Officer believe that the subsequent procedures we performed in connection with our preparation of this Form 10-Q, including, in particular, implementing additional controls, reporting processes and procedures to address the accounting requirements for non-recurring and complex transactions, provide reasonable assurance that the identified material weakness did not lead to material misstatements in our financial statements presented in this Form 10-Q and that the financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in accordance with U.S. GAAP. See "Changes In Internal Controls Over Financial Reporting" below for a discussion of our ongoing remediation of this material weakness.

Changes In Internal Control Over Financial Reporting

        Our management is in the process of remediating the material weakness to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described in Item 1A. "Risk Factors" of this Form 10-Q through the design and implementation of enhanced controls to aid in the correct preparation, review, presentation and disclosures of its consolidated statements. Management has taken steps to improve and continues to improve our internal control over financial reporting, including the hiring of experienced financial reporting professional consultants and staff, redefining and realigning responsibilities and defining additional controls, reporting processes and procedures to address the accounting requirements for non-recurring and complex transactions. We concluded the material weakness was still in the process of being remediated as of June 30, 2008. Management will continue to monitor, evaluate and test the operating effectiveness of these controls, however, as of the date hereof, we have had only limited operating experience with the remedial measures that have been made to date and cannot provide assurance that these measures or any future measures will adequately remediate the material weakness. During the process of finalizing our reporting for the quarter ended June 30, 2008, we also have established a disclosure committee which is comprised of members of the management team from various functions within the Company, including accounting and finance, legal, operations, human resources and risk management. While we are continuing to develop and implement remediation plans with respect to the identified material weakness, there have been no changes in our internal control over financial reporting, other than those discussed above, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the disclosure controls or the Company's internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are from time-to-time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil and criminal penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

        We are routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of our present business as well as in respect of our divested businesses. Some of these claims and litigations include claims related to our current services and operations, and asbestos-related claims concerning historic operations of a predecessor affiliate. We believe that we have strong defenses to these claims as well as adequate insurance coverage in the event any asbestos-related claim is not resolved in our favor. These claims have not had a material impact on us to date and we believe the likelihood that a future material adverse outcome will result from these claims is remote. However, if facts and circumstances change in the future, we cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on our financial condition, results of operations, or cash flows.

        In 2005, one of our subsidiaries was convicted of a criminal misdemeanor for violation of certain OSHA safety regulations that occurred in 1999. We were assessed and paid a fine of $0.5 million and the subsidiary was sentenced to a three-year probation period, as currently in effect, ending December 8, 2008. We believe that we are in compliance with the terms of the probation. We have appealed this decision, but cannot predict whether we will be successful in our appeal. The conviction and subsequent probation have not had a material impact on our subsidiary or on us generally and we do not believe either will have a material adverse effect on us in the future.

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risks as well as other information contained in this report, including our unaudited consolidated financial statements. The occurrence of any of the following risks could materially and adversely affect our business, prospects, financial condition, results of operations and cash flow.

Risks Related to Our Business and Our Industry

Our operating results may vary significantly from quarter-to-quarter.

        Our quarterly results also may be materially and adversely affected by:

  •
  the timing and volume of work under contract;

  •
  regional and general economic conditions;

  •
  the budgetary spending patterns of customers;

  •
  variations in the margins of projects performed during any particular quarter;

  •
  a change in the demand for our services and increased costs of performance of our services caused by severe weather conditions;

  •
  increases in design and construction costs that we are unable to pass through to our customers;

  •
  the termination of existing agreements;

  •
  losses experienced in our operations not otherwise covered by insurance;

  •
  a change in the mix of our customers, contracts and business;

  •
  payment risk associated with the financial condition of our customers;

  •
  cost overruns on fixed-price contracts;

  •
  availability of qualified labor hired for specific projects;

  •
  changes in bonding requirements applicable to existing and new agreements; and

  •
  costs we incur to support growth internally or through acquisitions or otherwise.

        Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year.

Demand for our services is cyclical and vulnerable to downturns in the industries we serve as well as regional and general economic downturns, which may result in extended periods of low demand for our services.

        The demand for infrastructure construction and maintenance services from our customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the industries we serve as well as the United States economy in general. If the general level of economic activity slows, or if the economic activity in the regions that we serve slows, financing conditions for our industry could be adversely affected and our customers may delay commencement of work on or cancel new projects or maintenance activity on existing projects or may undertake to outsource less work to contractors such as us. A number of other factors, including financing conditions for the industry and customer financial conditions, could adversely affect our customers' ability or willingness to fund capital expenditures. As a result, demand for our services could decline substantially for extended periods, particularly during economic downturns, which could decrease revenues, margins, profits and cash flows and have a material adverse effect on our financial condition, results of operations and cash flows.

Our industry is highly competitive.

        Our industry is served by numerous small, owner-operated private companies, a few public companies and several large national and regional companies. In addition, relatively few barriers prevent entry into the C&I market and the distribution market. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors in those areas. Competition in the industry depends on a number of factors, including price. Certain of our competitors, including our competitors in the transmission market, may have lower overhead cost structures and, therefore, may be able to provide their services at lower rates than ours. In addition, some of our competitors may have greater resources than we do. Furthermore, two of our largest competitors have recently merged. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the markets we serve or maintain our customer base at current levels. We also may face competition from the in-house service organizations of our existing or prospective customers. Electric power providers often employ personnel to internally perform some of the same types of services we do. We cannot be certain that our existing or prospective customers will continue to outsource services in the future which could have a material adverse effect on our financial condition, results of operations and cash flows.

We may be unsuccessful at generating internal growth.

        Our ability to generate internal growth will be affected by, among other factors, our ability to:

  •
  attract new customers;

  •
  increase the number of projects performed for existing customers;

  •
  hire and retain qualified personnel;

  •
  successfully bid for new projects; and

  •
  adapt the range of services we offer to customers to address their evolving construction needs.

        In addition, our customers may reduce the number or size of projects available to us due to their inability to obtain capital. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business and the failure to do so could have a material adverse effect on our financial condition, results of operations and cash flow.

Backlog may not be realized or may not result in profits.

        Backlog is difficult to determine accurately and different companies within our industry may define backlog differently. We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts on which work has not begun, minus the revenue we have recognized under such contracts as "backlog." We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. For our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, our projected revenue for a three-month period is included in the calculation of backlog, regardless of the duration of the contract, which typically exceeds such three-month period. In addition, we work with some of our customers under MSAs. Although the terms of most MSAs do not require our customers to assign work to us, we include an estimate based upon our historical experience of expected revenues under MSAs for the upcoming three months in our backlog.

        Most contracts, including MSAs, may be terminated by our customers on short notice, typically 30 to 90 days, but sometimes less. Reductions in backlog due to cancellation by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts in backlog. In the event of a project cancellation, we may be reimbursed for certain costs but we typically have no contractual right to the total revenues reflected in our backlog. Projects may remain in backlog for extended periods of time. The timing of contract awards and duration of large new contracts can significantly affect backlog reporting. Given these factors and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot assure you as to our customers' requirements or our estimates. Inability to realize revenue from our backlog could have a material adverse effect on our financial condition, results of operations and cash flows.

The Energy Act may fail to result in increased spending on electric power transmission infrastructure.

        Implementation of the Energy Act remains subject to considerable fiscal and regulatory uncertainty. Many of the regulations implementing the components of the Energy Act have not been promulgated and many others have only recently been finalized at the agency level, and the effect of these regulations, once implemented and after any judicial review or challenge is uncertain. The Energy

Act may not streamline the process for siting and permitting new transmission projects or eliminate the barriers to new transmission investments. As a result, the Energy Act may not result in the anticipated increased spending on the electric power transmission infrastructure. Continued uncertainty regarding the new infrastructure investments and the implementation and impact of the Energy Act may result in slower growth in demand for our services.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

        As discussed in "Management's Discussion and Analysis of Financial Condition and Results from Operations—Critical Accounting Policies" and in the notes to our consolidated financial statements, a significant portion of our revenues is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is standard for fixed-price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Penalties are recorded when known or finalized, which generally is during the latter stages of the contract. In addition, we record adjustments to estimated costs of contracts when we believe the change in estimate is probable and the amounts can be reasonably estimated. These adjustments could result in both increases and decreases in profit margins. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant and could have a material adverse effect on our financial condition, results of operations and cash flows.

Our actual costs may be greater than expected in performing our fixed- price and unit-price contracts.

        We currently generate, and expect to continue to generate, a portion of our revenues and profits under fixed-price and unit-price contracts. We must estimate the costs of completing a particular project to bid for these types of contracts. The actual cost of labor and materials, however, may vary from the costs we originally estimated and we may not be successful in recouping additional costs from our customers. These variations, along with other risks inherent in performing fixed-price and unit-price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects due to changes in a variety of factors such as:

  •
  failure to properly estimate costs of engineering, material, equipment or labor;

  •
  unanticipated technical problems with the structures, materials or services being supplied by us, which may require that we spend our own money to remedy the problem;

  •
  project modifications creating unanticipated costs;

  •
  changes in the costs of equipment, materials, labor or subcontractors;

  •
  our suppliers' or subcontractors' failure to perform;

  •
  difficulties in our customers obtaining required governmental permits or approvals;

  •
  changes in local laws and regulations;

  •
  delays caused by local weather conditions; and

  •
  exacerbation of any one or more of these factors as projects grow in size and complexity.

        Depending upon the size of a particular project, variations from the estimated contract costs could have a material adverse effect on our financial condition, results of operations and cash flows.

Our financial results are based upon estimates and assumptions that may differ from actual results.

        In preparing our consolidated financial statements in conformity with GAAP, several estimates and assumptions are used by management in determining the reported amounts of assets and liabilities, revenues and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. Estimates may be used in our assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, forfeiture estimates relating to stock-based compensation, revenue recognition under percentage-of-completion accounting and provision for income taxes. From time-to-time we may publicly provide earnings or other forms of guidance, which reflect our predictions about future revenue, operating costs and capital structure, among other factors. These predictions may be impacted by estimates, as well as other factors that are beyond our control and may not turn out to be correct. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We self-insure against many potential liabilities and our reserves for estimated losses may be less than our actual losses.

        Although we maintain insurance policies with respect to automobile liability, general liability, workers' compensation and employers' liability, those policies do not cover all possible claims. Our deductible for each line of coverage is the first $1.0 million per claim up to the claim aggregate amount as defined per each policy. The claim aggregate for each policy is calculated as the cumulative excess over the first $0.5 million of each claim incurred, up to the deductible amount per claim. The claim aggregate amount for each policy is as follows: $1.5 million for workers' compensation, $1.5 million for general liability and $1.0 million for automobile liability. Once a policy's claim aggregate is reached per line of coverage, the deductible for that policy is reduced to $0.5 million per claim. We also have an employee health care benefit plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $0.1 million per covered individual per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs significantly above our estimates, such claims or costs could have a material adverse effect on our financial condition, results of operations and cash flows.

We may incur liabilities or suffer negative financial impact relating to occupational health and safety matters.

        Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Our business is subject to numerous safety risks, including electrocutions, fires, natural gas explosions, mechanical failures, weather-related incidents, transportation accidents and damage to equipment on which we work. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. Although we have taken what we believe are appropriate precautions, we have suffered serious injuries and fatalities in the past and may suffer additional serious injuries and fatalities in the future. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities. In addition, we have in the past and we may in the future be subject to criminal penalties relating to occupational health and safety violations, which have resulted in and could in the future result in substantial costs and liabilities.

        Our customers seek to minimize safety risks on their sites and they frequently review the safety records of outside contractors during the bidding process. If our safety record were to substantially deteriorate over time, we might become ineligible to bid on certain work and our customers could cancel our contracts and not award us future business.

We may pay our suppliers and subcontractors before receiving payment from our customers for the related services.

        We use suppliers to obtain the necessary materials and subcontractors to perform portions of our services and to manage work flow. In some cases, we pay our suppliers and subcontractors before our customers pay us for the related services. If we pay our suppliers and subcontractors for materials purchased and work performed for customers who fail to pay, or delay paying, us for the related work, we could experience a material adverse effect on our financial condition, results of operations and cash flows.

We extend credit to customers for purchases of our services, and in the past we have had, and in the future we may have, difficulty collecting receivables from major customers that are subject to protection under bankruptcy or insolvency laws or are otherwise experiencing financial difficulties.

        We grant credit, generally without collateral, to our customers in our T&D segment, which include investor-owned utilities, independent power producers, municipalities and cooperatives across the United States and in our C&I segment, which include general contractors, commercial and industrial facility owners, local governments and developers located primarily in the western United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the continental United States. Our customers also include special purpose entities that own T&D projects which do not have the financial resources of traditional transmission utility operators. If any of our major customers file for bankruptcy or experience financial difficulties, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in any of our customer's revenues or cash flows could affect our ability to collect amounts due from them.

We derive a significant portion of our revenues from a few customers, and the loss of one or more of these customers could have a material adverse effect on our financial condition, results of operations and cash flows.

        Our customer base is highly concentrated, with our top ten customers accounting for 43.3% and 51.1% of our revenue for the six months ended June 30, 2007 and 2008, respectively. Our largest customer accounted for 9.3%, and 13.2% of our revenue for the six months ended June 30, 2007 and 2008, respectively. Our revenue could significantly decline if we lose one or more of our significant customers. In addition, revenues under our contracts with significant customers may vary from period-to-period depending on the timing and volume of work which such customers order in a given period and as a result of competition from the in-house service organizations of our customers. Reduced demand for our services or a loss of a significant customer could have a material adverse effect on our financial condition, results of operations and cash flows.

Many of our contracts may be canceled on short notice, and we may be unsuccessful in replacing our contracts if they are canceled or as they are completed or expire.

        We could experience a decrease in our revenue, net income and liquidity if any of the following occur:

  •
  our customers cancel a significant number of contracts;

  •
  we fail to win a significant number of our existing contracts upon re-bid;

  •
  we complete a significant number of non-recurring projects and cannot replace them with similar projects; or

  •
  we fail to reduce operating and overhead expenses consistent with any decrease in our revenue.

        Many of our customers may cancel our contracts on short notice, typically 30-90 days, even if we are not in default under the contract. Certain of our customers assign work to us on a project-by-project basis under MSAs. Under these agreements, our customers often have no obligation to assign a specific amount of work to us. Our operations could decline significantly if the anticipated volume of work is not assigned to us. Many of our contracts, including our MSAs, are opened to public bid at the expiration of their terms. There can be no assurance that we will be the successful bidder on our existing contracts that come up for re-bid.

A significant portion of our business depends on our ability to provide surety bonds and we may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds.

        Our contracts may require that we provide to our customers security for the performance of their projects. This security may be in the form of bonds whereby a commercial surety provides for the benefit of the customer a bond insuring completion of the project, a "performance bond," a separate bond insuring persons furnishing labor and materials to the project are paid, a "payment bond," or both. Further, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds.

        Current or future market conditions, as well as changes in our surety's assessment of our operating and financial risk, could cause our surety providers to decline to issue or renew, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects and such interruption or reduction could have a material adverse effect on our financial condition, results of operations and cash flows.

Our bonding requirements may limit our ability to incur indebtedness.

        Our ability to obtain surety bonds depends upon various factors including our capitalization, working capital and amount of our indebtedness. In order to help ensure that we can obtain required bonds, we may be limited in our ability to incur additional indebtedness that may be needed to refinance our existing credit facilities upon maturity and to execute our business plan. Our inability to incur additional indebtedness could have a material adverse effect on our business, operating results and financial condition.

Inability to hire or retain key personnel could disrupt business.

        We depend on the continued efforts of our executive officers and senior management, including management at each operating subsidiary. Other than with respect to our named executive officers and one additional member of our senior management team, we do not have employment or non-competition agreements with any of our employees. The relationships between our executive officers and senior management and our customers are important to our being retained. We are also dependent upon our project managers and field supervisors who are responsible for managing and drawing employees to our projects. There can be no assurance that any individual will continue in his or her capacity for any particular period of time. Industry-wide competition for managerial talent has increased and the loss of one or more of our key employees could have an adverse effect on our business. The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business and relationships with our customers. We do not carry key person life insurance on employees.

Our unionized workforce could adversely affect our operations.

        As of June 30, 2008, approximately 89% of our field labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business is labor intensive, and we may be unable to attract and retain qualified employees.

        Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced shortages of certain types of qualified personnel. For example, there is a shortage of engineers, project managers, field supervisors, linemen and other skilled workers capable of working on and supervising the construction of high-voltage electric lines and substations. During periods with volumes of storm restoration services work, linemen are frequently recruited across geographic regions to satisfy demand. Many linemen are willing to travel in order to earn premium wages for such work, which from time-to-time makes it difficult for us to retain these workers for ongoing projects when storm conditions persist. The supply of experienced engineers, project managers, field supervisors, linemen and other skilled workers may not be sufficient to meet current or expected demand. The commencement of new, large-scale infrastructure projects or increased demand for infrastructure improvements as well as the aging utility workforce further depletes the pool of skilled workers available to us, even if we are not awarded such projects. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses.

Inability to perform our obligations under EPC contracts may adversely affect our business.

        EPC contracts require us to perform a range of services for our customers, some of which we routinely subcontract to other parties. We believe that these types of contracts will become increasingly prevalent in the T&D industry. In most instances, these contracts require completion of a project by a specific date, achievement of certain performance standards or performance of our services at a certain standard of quality. If we subsequently fail to meet such dates or standards, we may be held responsible for costs resulting from such failure. Our inability to obtain the necessary material and equipment to meet a project schedule or the installation of defective material or equipment could have a material adverse effect on our financial condition, results of operations and cash flows.

We require subcontractors to assist us in providing certain services and we may be unable to retain the necessary subcontractors to complete certain projects.

        We use subcontractors to perform portions of our contracts and to manage workflow, particularly for design, engineering, procurement and some foundation work. We are not dependent on any single subcontractor. However, general market conditions may limit the availability of subcontractors on which we rely to perform portions of our contracts and this could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business growth could outpace the capability of our internal infrastructure.

        Our internal infrastructure may not be adequate to support our operations as they expand. To the extent that we are unable to buy or build equipment necessary for a project, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis or to find alternative ways to perform the work without the benefit of equipment ideally suited for the job, which could increase the costs of completing the project. Furthermore, we may be unable to buy or rent the specialty equipment and tooling we require due to the limited number of manufacturers and distributors in the marketplace. We often bid for work knowing that we will have to rent equipment on a short-term basis and we include our assumptions of market equipment rental rates into our bid. If market rates for rental equipment increase between the time of bid submission and project execution, our margins for the project may be reduced. In addition, our equipment requires continuous maintenance, which we generally provide through our own repair facilities. If we are unable to continue to maintain the equipment in our fleet, we may be forced to obtain additional third-party repair services at a higher cost or be unable to bid on contracts.

        Future growth also could impose additional responsibilities on members of our senior management. To the extent that we are unable to manage our growth effectively, we may not be able to expand our operations or execute our business plan.

Seasonal and other variations, including severe weather conditions, may cause significant fluctuations in our financial condition, results of operations and cash flows.

        Although our revenues are primarily driven by spending patterns in our customers' industries, our revenues, particularly those derived from our T&D segment, and results of operations can be subject to seasonal variations. These variations are influenced by weather, hours of daylight, customer spending patterns, available system outages from utilities, bidding seasons and holidays, and can have a significant impact on our gross margins. Our profitability may decrease during the winter months and during severe weather conditions because work performed during these periods may be restricted and more costly to complete. Additionally, our T&D customers often cannot remove their T&D lines from service during the summer months, when consumer demand for electricity is at its peak, delaying the demand for our maintenance and repair services. Working capital needs are also influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring when we increase outdoor construction in weather-affected regions of the country, and we convert working capital assets to cash during the winter months. Significant disruptions in our ability to perform services due to these seasonal variations could have a material adverse effect on our financial conditions, results of operation and cash flows.

Increases in the costs of certain materials and fuel could reduce our operating margins.

        Because we generally buy materials for our C&I projects, we are exposed to market risk of fluctuations in commodity prices of materials such as copper. Additionally, the price of fuel needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC, and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Most of our contracts do not allow us to adjust our pricing. Accordingly, any increase in material or fuel costs could reduce our profitability and liquidity.

We could incur liquidated damages or other damages if we do not complete our projects in the time allotted under the applicable contract or we may be required to perform additional work if our services do not meet certain standards of quality.

        In many instances, our contracts require completion of a project by a specific date and/or the achievement of certain performance or quality standards. If we fail to meet such completion dates or standards, we may be responsible for payment in the form of contractually agreed upon liquidated or other damages or we may be required to perform additional services without payment. To the extent that any of these events occur, the total costs of a project could exceed the original estimated costs, and we would experience reduced profits or, in some cases, a loss. Failure to comply with the completion dates and quality standards contained in our contracts could have a material adverse effect on our financial condition, results of operations and cash flows.

The timing of new contracts may result in unpredictable fluctuations in our cash flow and profitability.

        A substantial portion of our revenues are derived from project-based work that is awarded through a competitive bid process. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in awards of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing and other contingencies that may delay or result in termination of projects. This can present difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If an expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if such customer should encounter financial difficulties. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period.

Our failure to comply with environmental laws could result in significant liabilities.

        We are subject to numerous federal, state and local environmental laws and regulations governing our operations, including the occasional handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. The presence of contamination from or wastes on our properties or at a job site could interfere with ongoing operations. In addition, a part of our business is done in the southwestern United States, where we run a greater risk of fines, work stoppages or other sanctions for disturbing Native American artifacts and archeological sites.

        New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial condition and results of operations. In certain instances, we have obtained indemnification or covenants from third parties (including predecessors or lessors) for some or all of such cleanup and other obligations and liabilities. However, such third-party indemnities or covenants may not cover all of our costs, and such unanticipated obligations or liabilities, or future obligations and liabilities, may have a material adverse effect on our financial condition, results of operations and cash flows.

Opportunities within the government arena could lead to increased governmental regulation applicable to us.

        Most government contracts are awarded through a regulated competitive bidding process. If we were to be successful in being awarded government contracts, significant costs could be incurred by us before any revenues were realized from these contracts. Government agencies may review a contractor's performance, cost structure and compliance with applicable laws, regulations and standards. If government agencies determine through these reviews that costs were improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we engaged in improper activity, we may be subject to civil and criminal penalties. Government contracts are also subject to renegotiation of profit and termination by the government prior to the expiration of the term which could lead to reduced revenues and have a material adverse effect on our financial condition, results of operations and cash flows.

If we fail to integrate future acquisitions successfully, this could adversely affect our business and results of operations.

        As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. Future acquisitions may expose us to operational challenges and risks, including the diversion of management's attention from our existing business, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves and the potential impairment of acquired intangible assets. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to successfully integrate any businesses acquired.

Our business may be affected by difficult work environments.

        We perform our work under a variety of conditions, including, but not limited to, difficult terrain, difficult site conditions and busy urban centers where delivery of materials and availability of labor may be impacted. Performing work under these conditions can slow our progress, potentially causing us to incur contractual liability to our customers. These difficult conditions may also cause us to incur additional, unanticipated costs that we might not be able to pass on to our customers.

Risks Related to Our Common Stock

There has been a limited public market for our common stock, and we do not know if one will develop that will provide you with adequate liquidity. The trading price for our common stock may be volatile and could be subject to wide fluctuations.

        Although our common stock is listed for trading on the NASDAQ Stock Market, LLC ("Nasdaq"), we cannot assure you that we will continue to meet Nasdaq's listing requirements, and therefore may not be able to maintain such listing. Furthermore, we cannot assure you that an active trading market for our common stock will develop. The liquidity of any market for the shares of our common stock will depend on a number of factors, including:

  •
  the number of stockholders;

  •
  our operating performance and financial condition;

  •
  the market for similar securities;

  •
  the extent of coverage of us by securities or industry analysts; and

  •
  the interest of securities dealers in making a market in the shares of our common stock.

        Historically, the market for equity securities has also been subject to disruptions that have caused substantial volatility in the prices of these securities, which may not have corresponded to the business or financial success of the particular company. We cannot assure you that the market for the shares of our common stock will be free from similar disruptions. Any such disruptions could have an adverse effect on stockholders. In addition, the price of the shares of our common stock could decline significantly if our future operating results fail to meet or exceed the expectations of market analysts and investors.

        Even if an active trading market develops, the market price for our common stock may be highly volatile and could be subject to wide fluctuations. Some of the facts that could negatively affect our share price include:

  •
  actual or anticipated variations in our quarterly operating results;

  •
  changes in our funds from operations or earnings estimates;

  •
  publication of misleading or unfavorable research reports about us or the industry in which we operate;

  •
  increases in market interest rates, which may increase our cost of capital;

  •
  changes in applicable laws or regulations, court rulings and enforcement and legal actions;

  •
  changes in market valuations of similar companies;

  •
  adverse market reaction to any increased indebtedness we incur in the future;

  •
  additions or departures of key personnel;

  •
  actions by our stockholders;

  •
  speculation in the press or investment community; and

  •
  general market and economic conditions.

Future offerings of debt securities, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market value of common stock.

        In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock. Upon liquidation, holders of our debt securities and preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market value of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market value of our common stock and diluting their share holdings in us.

Future sales of our common stock could have an adverse effect on our share price.

        In general, under Rule 144, a person (or persons whose shares are aggregated) who is not an affiliate of ours and has not been one of our affiliates at any time during the six months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least one year, including the holding period of any prior owner other than an affiliate, is entitled to sell his or her shares without registration and without complying with the manner of sale, public information, volume limitation, or notice provisions of Rule 144. In addition, under Rule 144, once we have been subject to the reporting requirements of the Exchange Act for at least 90 days, a person (or persons whose shares are aggregated) who is not an affiliate of ours and has not been one of our affiliates at any time during the six months preceding a sale, may sell his or her shares without registration, subject to the continued availability of current public information about us after only a six-month holding period. Any sales by affiliates under Rule 144, even after the applicable holding periods, are subject to requirements and/or limitations with respect to volume, manner of sale, notice, and the availability of current public information about us. As shares of common stock become eligible for sale under Rule 144, the volume of sales of common stock on applicable securities markets may increase, which could reduce the market value of common stock.

        As of June 30, 2008, there were 19,712,811 shares of our common stock outstanding. The market price of the shares of our common stock could decline as a result of sales by our stockholders or the perception that such sales might occur after the termination of the lock-up restrictions to which our directors and certain members of management are subject. If any of our existing stockholders sell a significant number of shares, the market price of our common stock could be adversely affected and our ability to raise capital may be impaired.

We do not anticipate paying any dividends on our common stock in the foreseeable future.

        We do not expect to declare or pay any cash dividends in the foreseeable future on our common stock, as we intend to use cash flow generated by operations to expand our business. Our current and future debt instruments also may restrict our ability to declare or pay cash dividends on our common stock.

We will incur increased costs as a result of being public company.

        We have only recently become a public company, and previously we have not been responsible for the corporate governance and financial reporting practices and policies required of a public company. As a public company, we will incur significant legal, accounting, investor relations and other expenses that we do not currently incur. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC, and to the extent applicable to us, the Nasdaq or other stock exchanges, require changes in corporate governance practices of public companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

Risks Related to Our Accounting, Financial Results and Financing Plans

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and value of our capital stock.

        Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to achieve and maintain adequate internal controls, our business, operating results and financial condition could be harmed. We will be required to furnish an assessment by our management on the design and operating effectiveness of our internal controls over financial reporting with our annual report on Form 10-K for our fiscal year ending December 31, 2009 and our independent registered public accounting firm will issue a report on that assessment. During the course of this documentation and testing, we may identify significant deficiencies or material weaknesses that we may be unable to remediate before the requisite deadline for those reports. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, this could have a material adverse effect on our ability to process and report financial information and the value of our common stock could significantly decline.

We have identified material weaknesses in our internal controls over financial reporting that, if not properly corrected, could result in material misstatements in our financial reporting.

        During the preparation of our financial statements to reflect purchase accounting for the 2006 acquisition of our common stock by affiliates of ArcLight, we discovered errors in the accounting for certain items in our previously issued consolidated financial statements in 2004 and 2005. These items included (a) an adjustment to our purchase price allocation for FirstEnergy Corp.'s acquisition of us on November 7, 2001, (b) an adjustment to the amount recorded to reflect the impairment of goodwill in 2005, based upon the revised goodwill amounts and the Company's identification of two reporting units as opposed to the one unit previously utilized, (c) an adjustment to reflect additional tax benefits on the excess of tax over book basis deductions related to our previous owners' stock award plans as additional paid in capital rather than income tax benefit, and (d) other adjustments related to out of period items, reclassifications of non-operating income and expenses to income (loss) from operations, and recording of the goodwill allocated to discontinued operations as a component of income (loss) on sale of discontinued operations rather than as a component of discontinued operations. We corrected these errors through a restatement of our consolidated financial statements for the years ended December 31, 2001 through 2005.

        We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal controls over financial reporting for that purpose. However, we have considered the implications of the restatement of our 2005 financial statements, and we have determined that we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles to nonstandard and unusual transactions commensurate with our financial reporting requirements and the complexity of our operations and transactions. These deficiencies constitute material weaknesses, which have resulted in material misstatements of our accounts and disclosures and material adjustments to our financial statements. These material weaknesses could result in further material misstatements in our interim or annual consolidated financial statements, which would not be prevented or detected.

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

        Management has taken steps to improve and continues to improve our internal control over financial reporting, including the hiring of experienced financial reporting professional consultants, redefining and realigning responsibilities and defining additional controls, reporting processes and procedures to address the accounting requirements for non-recurring and complex transactions. The Company concluded the material weakness was still in the process of being remediated as of June 30, 2008.

        As of the date hereof, we have had only limited operating experience with the remedial measures that have been made to date and cannot provide assurance that these measures or any future measures will adequately remediate the material weakness. In addition, other material weaknesses in our internal controls over financial reporting may be identified in the future. Any failure to remediate the material weakness, to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause failure to meet reporting obligations on a timely basis or result in material misstatements in the annual or interim financial statements. Inadequate internal controls over financial reporting could also cause investors to lose confidence in the reported financial information, which could cause the stock price to decline.

Provisions in our organizational documents and under Delaware law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.

        The existence of some provisions in our organizational documents and under Delaware law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock. The provisions in our certificate of incorporation and by-laws that could delay or prevent an unsolicited change in control of our company include a staggered board of directors, board authority to issue preferred stock, and advance notice provisions for director nominations or business to be considered at a stockholder meeting. In addition, Delaware law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 6, 2008, we held our 2008 Annual Meeting of Stockholders. At the 2008 Annual Meeting, our stockholders elected three directors to hold office until the 2011 Annual Meeting of Stockholders and until their respective successors are elected and qualified, by the following votes:

Henry W. Fayne	For: 16,747,735	Abstain: 150,000
Gary R. Johnson	For: 16,747,735	Abstain: 150,000
Carter A. Ward	For: 13,723,535	Abstain: 3,174,200

        The following directors continue to hold office until their terms expire in 2009: Jack L. Alexander and Betty R. Johnson, and until their terms expire in 2010: William A. Koertner, Larry A. Altenbaumer, and William D. Patterson.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Number	Description
3.1	Restated Certificate of Incorporation*
3.2	Amended and Restated By-Laws*
4.1	Registration Rights Agreement, dated December 20, 2007, between the Registrant and Friedman, Billings, Ramsey & Co., Inc.*
10.1	Credit Agreement, dated August 31, 2007, between the Registrant and Fifth Third Bank, Citibank, N.A. and JPMorgan Chase Bank, National Association*
10.2	Amendment No. 1 to the Credit Agreement, dated October 26, 2007*
10.3	Amendment No. 2 to the Credit Agreement, dated January 18, 2008*
10.4	Amendment No. 3 to the Credit Agreement, dated April 21, 2008*
10.5	2007 Long-Term Incentive Plan*
10.6	2006 Stock Option Plan*
10.7	Management Stockholders' Agreement*
10.8	Form of Addendum to the Management Stockholders' Agreement*
10.9	Employment Agreement, dated December 1, 2007, between the Registrant and William A. Koertner*
10.10	Employment Agreement, dated December 1, 2007, between the Registrant and Gerald B. Engen, Jr.*
10.11	Employment Agreement, dated December 1, 2007, between the Registrant and John A. Fluss*

10.12	Employment Agreement, dated December 1, 2007, between the Registrant and William H. Green*
10.13	Employment Agreement, dated December 1, 2007, between the Registrant and Marco A. Martinez*
10.14	Employment Agreement, dated December 1, 2007, between the Registrant and Richard S. Swartz, Jr.*
10.15	Form of First Amendment to the Management Stockholders' Agreement*
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350
99.1	Charter of the Audit Committee*
99.2	Charter of the Nominating and Corporate Governance Committee*
99.3	Charter of the Compensation Committee*
99.4	Code of Ethics*

*
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-148864), as amended.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC. (Registrant)
September 16, 2008	/s/ MARCO A. MARTINEZ Vice President, Chief Financial Officer and Treasurer