Form 10-Q
period 2008-09-30
MYR GROUP INC
filed 2008-11-13
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of November 12, 2008 there were 19,712,811 outstanding shares of the registrant's $0.01 par value common stock.

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

i

MYR Group Inc.

Unaudited Condensed Consolidated Balance Sheets

As of December 31, 2007 and September 30, 2008

(in thousands of dollars, except share data)	As of December 31, 2007	As of September 30, 2008
Assets
Current assets
Cash and cash equivalents	$34,547	$23,019
Accounts receivable, net of allowances of $1,213 and $1,752, respectively	99,570	107,225
Costs and estimated earnings in excess of billings on uncompleted contracts	27,851	34,199
Construction materials inventory	—	270
Deferred income tax assets	10,110	10,263
Receivable for insurance claims in excess of deductibles	7,358	9,029
Refundable income taxes	5,136	—
Other current assets	2,315	2,317

Total current assets	186,887	186,322
Property and equipment, net of accumulated depreciation of $10,791 and $18,385 respectively	57,609	70,204
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $884 and $1,135, respectively	12,208	11,957
Other assets	2,488	2,330

Total assets	$305,791	$317,412

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$30,834	$25,910
Billings in excess of costs and estimated earnings on uncompleted contracts	35,880	35,560
Accrued self insurance	30,409	35,362
Other current liabilities	37,638	33,340

Total current liabilities	134,761	130,172
Long term debt, net of current maturities	30,000	30,000
Deferred income tax liabilities	8,662	8,665
Other liabilities	1,432	915

Total liabilities	174,855	169,752

Commitments and contingencies
Stockholders' equity
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2007 and September 30, 2008	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 34,229,576 and 19,712,811 shares issued and 19,712,811 and 19,712,811 shares outstanding at December 31, 2007, and at September 30, 2008, respectively	342	197
Additional paid-in capital	315,732	141,059
Retained earnings (accumulated deficit)	(9,630)	6,404
Treasury stock, at cost (14,516,765 and 0 shares, respectively)	(175,508)	—

Total stockholders' equity	130,936	147,660

Total liabilities and stockholders' equity	$305,791	$317,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYR Group Inc.

Unaudited Condensed Consolidated Statements of Operations

Three and Nine months ended September 30, 2007 and 2008

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars, except share and per share data)	2007	2008	2007	2008
Contract revenues	$154,515	$178,858	$453,915	$462,791
Contract costs	135,531	153,580	403,714	397,345

Gross profit	18,984	25,278	50,201	65,446
Selling, general and administrative expenses	12,994	13,382	35,401	37,536
Amortization of intangible assets	84	84	685	251
Gain on sale of property and equipment	(281)	(72)	(514)	(557)

Income from operations	6,187	11,884	14,629	28,216
Other income (expense)
Interest income	300	179	953	838
Interest expense	(411)	(393)	(696)	(1,309)
Other, net	(99)	(52)	(167)	(159)

Income before provision for income taxes	5,977	11,618	14,719	27,586
Income tax expense	2,450	5,005	6,161	11,552

Net income	$3,527	$6,613	$8,558	$16,034

Income per common share:
—Basic	$0.21	$0.34	$0.52	$0.81
—Diluted	$0.21	$0.32	$0.52	$0.77
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,446,842	19,712,811	16,446,842	19,712,811
—Diluted	16,446,842	20,696,419	16,446,842	20,712,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYR Group Inc.

Unaudited Condensed Consolidated Statements of Stockholders' Equity

Nine months ended September 30, 2008

(in thousands of dollars)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
Balance at January 1, 2008	$—	$342	$315,732	$(9,630)	$(175,508)	$130,936
Net income	—	—	—	16,034	—	16,034
Retirement of outstanding treasury stock	—	(145)	(175,363)	—	175,508	—
Stock-based compensation expenses related to awards	—	—	688	—	—	688
Payment received on note from stockholder	—	—	2	—	—	2

Balance at September 30, 2008	$—	$197	$141,059	$6,404	$—	$147,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYR Group Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Three and Nine months ended September 30, 2007 and 2008

	Three months ended September 30,		Nine months ended September 30,
(in thousands of dollars)	2007	2008	2007	2008
Cash flows from operating activities
Net income	$3,527	$6,613	$8,558	$16,034
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation	2,386	2,700	7,438	7,829
Amortization of intangible assets	84	84	685	251
Stock-based compensation expense related to awards	—	229	—	688
Other non-cash items	81	22	540	64
Deferred income taxes	(96)	(150)	(1,174)	(150)
Gain on sale of property and equipment	(281)	(72)	(514)	(557)
Changes in operating assets and liabilities
Accounts receivable, net	569	(15,866)	(16,398)	(7,655)
Costs and estimated earnings in excess of billings on uncompleted contracts	6,029	(8,540)	(4,175)	(6,348)
Construction materials inventory	6,382	753	—	(270)
Receivable for insurance claims in excess of deductibles	106	(2,014)	1,654	(1,671)
Other assets	3,389	1,271	4,210	5,228
Accounts payable	(8,672)	3,981	(501)	(2,911)
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,156)	3,050	11,392	(320)
Accrued self insurance	103	4,427	(1,071)	4,953
Other liabilities	(1,059)	7,293	(4,799)	(259)

Net cash flows provided by operating activities	8,392	3,781	5,845	14,906

Cash flows from investing activities
Proceeds from sale of property and equipment	401	74	634	1,578
Purchases of property and equipment	(4,400)	(6,276)	(21,926)	(23,458)

Net cash flows used in investing activities	(3,999)	(6,202)	(21,292)	(21,880)

Cash flows from financing activities
Proceeds on term loan	50,000	—	50,000	—
Equity financing costs	—	(280)	—	(2,258)
Debt issuance costs	(457)	—	(457)	—
Payment on note payable to FirstEnergy	—	—	—	(2,298)
Notes receivable from purchase of common stock	(16)	—	128	2
Dividends paid	(50,000)	—	(50,000)	—

Net cash flows used in financing activities	(473)	(280)	(329)	(4,554)

Increase (decrease) in cash and cash equivalents	3,920	(2,701)	(15,776)	(11,528)
Cash and cash equivalents
Beginning of period	6,527	25,720	26,223	34,547

End of period	$10,447	$23,019	$10,447	$23,019

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

2. Basis of Presentation

Interim Condensed Consolidated Financial Information

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Accounting Principles Board ("APB") No. 28, Interim Financial Reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of September 30, 2008, and the results of operations, changes in stockholders' equity and cash flows for the three and nine months ended September 30, 2007 and 2008. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the full year or the results for any future periods. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and related footnotes for the year ended December 31, 2007, included in the Company's Form S-1, as amended.

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

Recently Issued Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, ("FSP FAS 157-1") and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"). FSP FAS 157-1 clarifies the FASB position that SFAS No. 157 does not apply to the various accounting pronouncements that address fair value measurements of leases with the exception of assets acquired and liabilities assumed in a business combination that would be subject to measurement requirements under SFAS 141 or SFAS 141R. FSP FAS 157-1 is effective upon the adoption of SFAS No. 157. FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all nonfinancial assets and nonfinancial liabilities. The partial adoption of SFAS No. 157 effective January 1, 2008 did not have a material impact on our consolidated financial statements. The adoption of the remaining provisions of SFAS No. 157 and FSP FAS 157-1 on January 1, 2009 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

3. Supplemental Cash Flows

        Supplemental disclosures of cash flow information for the three months ended September 30, 2007 and 2008 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Cash paid during the period for:
Income taxes	$3,817	$3,148	$6,296	$5,499
Interest expense	411	371	696	1,245
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	—	74	—	74

        As of December 31, 2007, the Company had purchased $2,086 of property and equipment for which payment was pending, all of which was paid during the nine months ended September 30, 2008. As of September 30, 2008, the Company had $74 of additional property and equipment for which payment was pending.

4. Contracts in Process

        The net asset (liability) position for contracts in process consisted of the following at December 31, 2007 and September 30, 2008 as follows:

	2007	2008
Cost incurred on uncompleted contracts	$772,454	$878,973
Estimated earnings	86,515	112,174

	858,969	991,147
Less: Billings to date	866,998	992,508

	$(8,029)	$(1,361)

MYR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands of dollars, except share and per share data)

4. Contracts in Process (Continued)

        The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets at December 31, 2007 and September 30, 2008 as follows:

	2007	2008
Cost and estimated earnings in excess of billings on uncompleted contracts	$27,851	$34,199
Billings in excess of costs and estimated earnings on uncompleted contracts	(35,880)	(35,560)

	$(8,029)	$(1,361)

5. Property and Equipment

        In September 2007, the Company acquired a new parcel of land for approximately $900. The Company completed the building of a new facility in the Salt Lake City, Utah area in July 2008. As of September 30, 2008, the Company had capitalized approximately $3,151 related to the new facility.

        On January 24, 2008, the Company sold an existing parcel of land in Salt Lake City, Utah for $966. The net gain resulting from the disposal of this property was approximately $47.

6. Credit Agreement

        On August 31, 2007, the Company entered into a new five year syndicated credit agreement (the "2007 Credit Agreement") for an initial facility of $125,000, providing $75,000 for revolving loans and letters of credit and $50,000 for a term loan.

        The 2007 Credit Agreement is collateralized by substantially all of the assets of the Company. In accordance with the terms of the agreement, as amended on April 21, 2008, the Company has the ability to increase the revolving or term loan portions of the facility up to an aggregate of $175,000 in minimum increments of $5,000. In addition, the Company has the ability to decrease the revolving commitments at any time in minimum decrements of $1,000. Company borrowings under this 2007 Credit Agreement are charged interest at the Alternate Base Rate which is the greater of the Prime Rate or the Federal Funds rate plus 0.5% and an additional 0.0% to 0.25% based on the Company's leverage ratio or LIBOR plus 1.0% to 1.75% based on the Company's leverage ratio. Upon the execution of the 2007 Credit Agreement, the Company borrowed $50,000 under the term loan facility. In December 2007, the Company repaid $20,000 of the term loan and renegotiated the repayment terms to remove the quarterly repayment schedule. The entire term loan is due on August 31, 2012. At September 30, 2008, the Company has $30,000 outstanding under the term loan at an interest rate of 4.75% and $15,000 of letters of credit outstanding under the revolving portion of the facility at an interest fee rate of 1.125%. The Company has $60,000 remaining available under the revolving portion of the 2007 Credit Agreement at September 30, 2008.

        The 2007 Credit Agreement is guaranteed by certain material subsidiaries of the Company ("Guarantor Subsidiaries"). The Guarantor Subsidiaries are all wholly-owned subsidiaries and are composed of the following entities: Harlan Electric Company, The L. E. Myers Co., Hawkeye Construction, Inc., Sturgeon Electric Company, Inc., and Great Southwestern Construction, Inc. All

MYR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands of dollars, except share and per share data)

6. Credit Agreement (Continued)

non-guarantor subsidiaries are considered immaterial to the Company. The guarantees are full, unconditional, joint and several. There are no restrictions on the subsidiary guarantees and the Company does not own independent assets or operations. The Company is subject to certain financial covenants under the 2007 Credit Agreement: a leveraged debt ratio and a minimum interest coverage test. At September 30, 2008, the Company was in compliance with all covenants.

        Additional borrowings and the issuance of additional letters of credit under the 2007 Credit Agreement are subject to certain continuing representations and warranties by the Company, including the absence of any development or event which has had or could reasonably be expected to have a material adverse effect to the Company's business or its financial condition.

7. Income Taxes

        The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rates for the three and nine month periods ended September 30, 2007 and 2008 is principally due to state income taxes.

        The Company adopted the provisions of FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FIN No. 48 did not have a material effect on the Company's financial statements. For the nine months ended September 30, 2008, the Company recorded an additional $123 in unrecognized tax benefits related to current year positions. The Company's policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The Company does not anticipate that total unrecognized tax benefits will change significantly in the future.

        The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2004 through 2007 and for various state authorities for the years 2003 through 2007.

8. Related Party Transactions

        The consolidated financial statements for the three and nine months ended September 30, 2007 include legal costs of $7 and $389, respectively, incurred on behalf of the Company by ArcLight, its former parent. These costs have been included in the Company's selling, general and administrative expenses and as a contribution to capital by ArcLight. There were no such costs incurred during the three and nine months ended September 30, 2008.

        At December 31, 2007, the Company had a stockholder note receivable outstanding of $2, which was reflected as a reduction to stockholders' equity. During the nine months ended September 30, 2008, the Company received a cash payment to settle this note.

9. Commitments and Contingencies

Letters of Credit

        At December 31, 2007 and September 30, 2008 the Company had one outstanding irrevocable standby letter of credit totaling $15,000, at each date, related to the Company's payment obligation under its insurance programs.

MYR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands of dollars, except share and per share data)

9. Commitments and Contingencies (Continued)

        On July 12, 2006, the Company issued an irrevocable standby letter of credit for $12,000 to its bonding company, which expired on March 25, 2008. The bonding company permanently eliminated the requirement of the Company to post letters of credit as collateral to guarantee performance under the various contracts and to ensure payment to the Company's suppliers and subcontractors.

Leases

        The Company leases real estate and construction equipment under operating leases with terms ranging from one to five years. Future minimum lease payments for these operating leases subsequent to September 30, 2008 are $2,811 for the remainder of 2008, $9,140 for 2009, $6,729 for 2010, $3,768 for 2011, $1,655 for 2012, and $252 thereafter.

        The Company has guaranteed the residual value of the underlying assets under certain equipment operating leases at the date of termination of such leases. The Company has agreed to pay any differences between this residual value and the fair market value of each underlying asset as of the lease termination date. As of September 30, 2008, the maximum guaranteed residual value was approximately $3.3 million. The Company does not believe that significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future payments will not be required.

        Total rent expense for the three months ended September 30, 2007 and 2008 was $7,341 and $6,947, respectively. Total rent expense for the nine months ended September 30, 2007 and 2008 was $23,579 and $21,613, respectively.

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

MYR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands of dollars, except share and per share data)

9. Commitments and Contingencies (Continued)

Employment Agreements

        In December 2007, the Company entered into employment agreements with six executive officers (each an "Employment Agreement"). The Employment Agreements generally terminate upon a named executive officer's (a) death, (b) disability, (c) termination for "cause" or without "good reason" (as both are defined in the Employment Agreements), (d) termination without cause or for good reason or (e) termination without cause or for good reason following a "change of control" (as defined in the Employment Agreements). If termination results from any of the foregoing, each named executive officer would be entitled to all compensation earned and all benefits and reimbursements due through the date of termination. As of September 30, 2008, the Company had a contingent termination payment liability of approximately $1,462 related to the Employment Agreements which is included in other current liabilities in the consolidated balance sheet. No adjustments to this liability have been recorded during the nine months ended September 30, 2008. While the ultimate liability upon termination varies based upon the circumstances related to the termination, the Company has recorded the amount the named executive officers have full eligibility to receive under the Employment Agreements if they terminate employment without cause or for good reason at any time. As of September 30, 2008, no named executive officer had exercised that right.

Surety Bonds

        In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company has indemnified its sureties for any expenses paid out under these performance bonds. As of September 30, 2008, the total amount of outstanding performance bonds was approximately $358,343, and the estimated cost to complete these bonded projects was approximately $90,126.

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

10. Stockholders' Equity

Management Stockholders Agreement

        The Company and its former owners entered into a management stockholders agreement that provided certain members of management the right to purchase common shares of the Company's common stock. The Company has imputed an 8% rate of return on the purchase price of the management shares and recorded compensation expense of $65 and $142 for the three and nine months ended September 30, 2007, respectively, which is included in selling, general and administrative expenses in the consolidated statement of operations.

        In December 2007, the management stockholders agreement was amended to eliminate the 8% annual rate of return provision, as well as the Company's obligation to repurchase shares. As a result of the amendment, the Company adjusted the liability related to the management shares subject to redemption to stockholders' equity in the consolidated balance sheet. This adjustment was treated as a liability-to-equity modification on an award under SFAS 123R, whereby the Company changed the classification of the management shares subject to redemption from a liability-classified award to an equity-classified award, recognizing compensation expense in the fourth quarter of 2007. Therefore, no compensation expense related to this agreement has been recorded for the three and nine months ended September 30, 2008.

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

as the Company assessed the probability of meeting performance conditions associated with these awards at 0%. In December 2007, the Company modified the outstanding stock option awards granted under the 2006 Plan by accelerating the vesting of the awards to 100% and recording all compensation expense associated with these awards in the fourth quarter 2007. No other stock option grants are expected to be awarded under the 2006 Plan as it has been replaced by the new Long-Term Incentive Plan (the "LTIP").

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

        The Company did not grant any options during the nine months ended September 30, 2008. The Company recognized stock compensation expense related to all stock options granted under the LTIP of approximately $229 and $688 for the three and nine months ended September 30, 2008, respectively, which is included in selling, general and administrative expenses in the consolidated statement of operations.

        As of September 30, 2008, there was approximately $2,942 of total unrecognized compensation cost related to stock options granted under the LTIP. This remaining cost is expected to be recognized over a weighted average period of 3.22 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

        The Company used the Black-Scholes-Merton option-pricing model to estimate the fair value of each LTIP stock option grant as of the date of grant. The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award. The expected term of awards granted under the LTIP has been determined using the simplified method as outlined in the applicable SFAS No. 123R guidance (SAB No. 107, as amended by SAB No. 110), as the Company does not have sufficient historical exercise data due to the limited period of time that its equity shares have been publically-traded. The expected volatility is determined based on the average of comparable public companies, deemed competitors of the Company, historical stock prices over the most recent period commensurate with the expected term of the award. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award.

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

MYR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands of dollars, except share and per share data)

11. Stock Option Plans (Continued)

        A summary of the activity relating to the outstanding options of the Company under the various stock option plans for the nine months ended September 30, 2008 is presented below.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2007	1,913,673	$6.29
Options granted	—	—
Options exercised	—	—
Options forfeited	(9,731)	$5.57

Options outstanding, September 30, 2008	1,903,942	$6.29	8.1 years	$12,304

Exercisable at September 30, 2008	1,365,942	$3.65	7.7 years	$12,304

        The aggregate intrinsic value above represents the total pre-tax intrinsic value which would have been received by our stock option holders had all option holders exercised their options as of that date. The stock price used to calculate the pre-tax intrinsic value was $12.66, which was the last trading price on or before September 30, 2008.

        The following table summarizes information with respect to all stock options outstanding under all of our share-based compensation plans as of September 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Options	Weighted- Average Exercise Price
$3.65 - $3.87	1,365,942	$3.65	7.7 years	1,365,942	$3.65
$13.00	538,000	13.00	9.2 years	—	—

	1,903,942	$6.29	8.1 years	1,365,942	$3.65

MYR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

(in thousands of dollars, except share and per share data)

12. Segment Information

        The information in the following table for the three and nine months ended September 30, 2007 and 2008 is derived from the segment's internal financial reports used for corporate management purposes.

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Contract revenues:
T&D	$113,364	$134,267	$331,546	$338,800
C&I	41,151	44,591	122,369	123,991

	$154,515	$178,858	$453,915	$462,791

Operating income (loss):
T&D	$10,190	$14,305	$22,477	$34,262
C&I	1,990	3,666	6,591	10,940
General Corporate	(5,993)	(6,087)	(14,439)	(16,986)

	$6,187	$11,884	$14,629	$28,216

13. Earnings Per Share

        The Company calculates net income (loss) per common share in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding for the reporting period. Diluted earnings (loss) per share is computed similarly, except that it reflects the potential dilutive impact that would occur if dilutive securities were exercised into common shares. Potential common shares of 538,000, with a weighted average exercise price of $13.00 for the three and nine months ended September 30, 2008, are not included in the denominator of the diluted earnings per share calculation as the inclusion of such shares would be anti-dilutive. For the three and nine months ended September 30, 2007, 1,436,836 option shares were not included as performance conditions were not met.

        The weighted average number of common shares used to compute basic and diluted net income per share for the three and nine months ended September 30, 2007 and 2008 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Weighted average basic common shares outstanding	16,446,842	19,712,811	16,446,842	19,712,811
Assumed exercise of stock options	—	983,608	—	999,420

Weighted average diluted common shares outstanding	16,446,842	20,696,419	16,446,842	20,712,231

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of December 31, 2007 and September 30, 2008 for the three and nine months ended September 30, 2007 and 2008 appearing elsewhere in this report and with our registration statement on Form S-1, which was declared effective by the Securities and Exchange Commission on August 12, 2008 (the "S-1"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in "Cautionary Statement Concerning Forward-Looking Statements" and under the caption labeled "Risk Factors" herein, as well as in our quarterly report on Form 10-Q for the period ended June 30, 2008 and in the S-1. We assume no obligation to update any of these forward-looking statements.

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

        We had consolidated revenues for the nine months ended September 30, 2008 of $462.8 million, of which 73.2% was attributable to our T&D customers and 26.8% was attributable to our C&I customers. For the nine months ended September 30, 2008, our net income and EBITDA(1) were $16.0 million and $36.1 million, respectively, compared to $8.6 million and $22.6 million for the nine months ended September 30, 2007.

(1)
EBITDA, a performance measure used by management, is defined as net income (loss) plus: interest expense, provision for income taxes and depreciation and amortization, as shown in the table below. EBITDA is not defined under U.S. generally accepted accounting principles, and does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from the presentation of, EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company's operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired.

  However, using EBITDA as a performance measure has material limitations as compared to net income, or other financial measures as defined under GAAP as it excludes certain recurring items which may be meaningful to investors. EBITDA excludes interest expense or interest income; however, as we have borrowed money in order to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are a necessary element of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense, interest income, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net income in each period, so as to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after tax basis. Using both EBITDA and net income to evaluate the business allows management and investors to (a) assess our relative performance against our competitors, and (b) ultimately monitor our capacity to generate returns for our stockholders.

  The following table provides a reconciliation of net income to EBITDA:

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2007	2008	2007	2008
Reconciliation of Net Income to EBITDA:
Net Income	$3,527	$6,613	$8,558	$16,034
Add/(subtract):
Interest income (expense), net	111	214	(257)	471
Provision for income taxes	2,450	5,005	6,161	11,552
Depreciation & amortization	2,470	2,784	8,123	8,080

EBITDA(1)	$8,558	$14,616	$22,585	$36,137

  We also use EBITDA as a liquidity measure. We believe this financial measure is important in analyzing our liquidity because it is a key component of certain material covenants contained within the 2007 Credit Agreement, which is discussed in more detail in Note 6, Credit Agreement, in the footnotes to our financial statements. Non-compliance with these financial covenants under the 2007 Credit Agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, causing us to incur additional cost, and such relief might not be on terms as favorable as those in the existing 2007 Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the 2007 Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure would be useful to investors and relevant to their assessment of our capacity to service, or incur, debt.

  The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2007	2008	2007	2008
Reconciliation of EBITDA to Net Cash Flows Provided By Operating Activities:
EBITDA(1)	$8,558	$14,616	$22,585	$36,137
Add/(subtract):
Interest income (expense), net	(111)	(214)	257	(471)
Provision for income taxes	(2,450)	(5,005)	(6,161)	(11,552)
Depreciation & amortization	(2,470)	(2,784)	(8,123)	(8,080)
Adjustments to reconcile net income to net cash flows provided by operating activities	2,174	2,813	6,975	8,125
Changes in operating assets and liabilities	2,691	(5,645)	(9,688)	(9,253)

Net Cash Flows Provided By Operating Activities	$8,392	$3,781	$5,845	$14,906

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

        We derive our revenues from two reportable segments which we refer to as our T&D segment and our C&I segment:

         Transmission and Distribution.    We provide our T&D services to electric utilities and other similar entities. The services we provide include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems to electric utilities and other similar entities. We also provide emergency restoration services in response to hurricane, ice or other storm-related damage which typically accounts for less than $25.0 million, or approximately 4.5% of combined revenue, per year. As a result of several key industry trends, including increased attention to the inadequacy of the existing electric utility infrastructure as well as the impact of the passage of the Energy Act in 2005, the demand for transmission construction and maintenance services has increased and is projected by the Edison Electric Institute ("EEI") to continue to grow in the future. We believe that the increased capital spending on transmission infrastructure represents a growth opportunity for our T&D business as transmission construction, maintenance and repair has long been a core competency for us. We have completed several large transmission turn key engineering, procurement and construction ("EPC") projects including one of the largest EPC projects ever completed in the T&D market. For the nine months ended September 30, 2008, our T&D revenues were approximately $338.8 million or 73.2% of total revenue. Revenue from transmission projects represented 63.3% of T&D revenue for the nine months ended September 30, 2008.

        In our T&D segment, we generally serve the electric utility industry as a prime contractor. We have long-standing relationships with many of our T&D customers who rely on us to construct and maintain reliable electric and other utility infrastructure. For the nine months ended September 30, 2008, measured by revenue in our T&D segment, we provided 42.9% of our T&D services under fixed-price contracts. We also provide many services to our customers under multi-year master service agreements ("MSAs") and other variable service agreements. We focus on managing our profitability by selecting projects we believe will provide attractive margins. We achieve these margins by actively managing the costs of completing our projects, holding customers accountable for changes to contract specifications and rewarding our employees for keeping costs under budget.

         Commercial and Industrial.    Our C&I segment provides electrical contracting services for commercial and industrial construction in the western United States. We are focused on the Arizona and Colorado regional markets where we have achieved sufficient scale to deploy the level of resources necessary to achieve what we believe are leading market shares. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, casinos, arenas, convention centers, manufacturing plants, processing facilities and transportation control and management systems. For the nine months ended September 30, 2008, our C&I revenues were approximately $124.0 million or 26.8% of total revenue.

        In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry as well as facility owners. We have a diverse customer base with many long-standing relationships. For the nine months ended September 30, 2008, measured by revenue in our C&I segment, we provided 44.7% of our services under fixed-price contracts.

Recent Company History

        From 1996 to 2000, we were a public company with our stock traded on the NYSE. In 2000, we were acquired by GPU, Inc., which was subsequently acquired by FirstEnergy Corp. During 2003 and 2004, our results were negatively affected by reduced utility capital expenditures, weakness in the construction market and our non-core mechanical contracting operations. In December 2003, we made several changes to our management team, including the appointment of Mr. Koertner as our president and chief executive officer, who prior to this appointment had been serving as our chief financial officer for five years. Since that time, we have worked to position our business to focus on high growth electrical utility infrastructure projects and safety, resulting in a more stable workforce and higher operating margins. In 2004 and 2005, we sold the non-core businesses of D.W. Close Company, Inc. ("D.W. Close") and Power Piping Company ("Power Piping"), respectively. In March 2006, ArcLight acquired approximately 60% of our capital stock and then purchased most of our remaining shares in November 2006. In December 2007, we repurchased 14,515,284 shares held by ArcLight and its affiliates with the proceeds of the 2007 Private Placement, as described below. As of September 30, 2008, ArcLight continued to own approximately 7.1% of our outstanding common stock.

Recent Events and Offering Related Items

         2007 Private Placement.    In December 2007, we completed the sale of a total of 17,780,099 shares of our common stock at a sale price of $13.00 per share in a private placement (the "2007 Private Placement"). We used the net proceeds from the private placement to repurchase 14,515,284 shares of our common stock from ArcLight and its affiliates for approximately $175.5 million; 1,481 shares of our common stock from certain of our management stockholders for approximately $0.02 million; and 49,675 shares of our common stock underlying options held by certain members of management for approximately $0.4 million. The remaining net proceeds to us from the 2007 Private Placement (after the initial purchaser's discount, placement fees and expenses) were $36.6 million and are being used for general corporate purposes, including the repayment of $20.0 million of the outstanding balance under our $50.0 million term loan facility in December 2007. In connection with the 2007 Private Placement, we entered into employment agreements and transaction bonus agreements with our executive officers and certain key employees. Under the agreements, we granted options to acquire 540,000 shares of common stock and made cash payments totaling approximately $3.0 million.

         Pre-Offering Preparation Expenses.    As a result of the 2007 Private Placement, we incurred certain pre-offering preparation expenses of $2.3 million related to the preparation of historical financial statements and related disclosures in the fourth quarter of 2007. Pre-offering preparation expenses included periodic operating costs such as accounting and tax services, valuation services, and accounting and legal support services.

         Vesting of Certain Stock Options.    In connection with the 2007 Private Placement and the provisions of our previous stock incentive plan, we accelerated the vesting of options granted under our previous stock incentive plan to allow all options outstanding to become vested upon the completion of the private placement. We incurred non-cash compensation charges of approximately $14.5 million in connection with this vesting in accordance with Statement of Financial Accounting Standards ("SFAS") 123R in the fourth quarter of 2007.

         Management Stock Compensation, Severance and Transaction Bonus Charges.    In December 2007, in connection with the 2007 Private Placement, we incurred a non-cash compensation charge of approximately $4.0 million (or approximately $3.3 million, net of tax) as a result of the agreement with certain members of management who purchased shares of our common stock in May 2006 and July 2007 under the former management stockholder agreement. Subsequent to the 2007 Private Placement, we agreed to pay certain members of management a discretionary bonus of approximately $1.2 million authorized at year end (or approximately $0.7 million, net of tax) to cover their individual income tax obligations related to the stock value discount in conjunction with the July 2007 share purchase. Also in 2007, we incurred a compensation charge of approximately $1.5 million (or approximately $0.9 million, net of tax) as a result of severance payments that became due to our executive officers under the employment agreements with certain members of management and a charge of approximately $3.0 million (or approximately $1.8 million, net of tax) as a result of transaction bonus payments that we paid to each of our named executive officers and certain other key employees.

         Our New Long-term Incentive Plan.    Our current financial results reflect the application of SFAS 123R to the 540,000 stock options granted to certain directors, officers and employees in connection with the 2007 Private Placement. These stock options were granted under the new Long-Term Incentive Plan (the "LTIP"). They vest over a four year period and have an exercise price of $13.00 per share.

        Stock compensation expense related to the options granted under the LTIP of approximately $0.7 million was recognized for the nine months ended September 30, 2008, based upon a weighted-average grant date fair value of approximately $6.87 per share, excluding the impact of expected forfeitures. As of September 30, 2008, there was approximately $2.9 million of total unrecognized compensation cost related to stock options granted under the LTIP. This cost is expected to be recognized over a weighted average period of 3.22 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

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

        We also provide storm restoration services to our T&D customers. These services tend to have a higher profit margin than non-storm related services. Revenues from storm related services and their associated higher margins will partially offset some of the negative financial effects that severe weather can have on non-storm related services under contract, such as lost revenues in connection with labor shortages due to storm related demand or certain weather-related delays. However, storm restoration service work is highly unpredictable and can cause our results of operations to vary greatly from quarter-to-quarter. We do not view storm restoration as a major revenue source, as revenues from storm restoration services are typically less than $25.0 million, or approximately 4.5% of consolidated revenue, per year. In the third quarter of 2008, Hurricanes Gustav and Ike generated revenue of approximately $17.8 million in storm related restoration services. Our revenues will also fluctuate based on the timing of our large EPC contracts. As a result of the positive and negative effects of weather-related events on the services we provide and periodic effect of our large EPC contacts, it is difficult to predict recurring quarterly trends for our business.

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

Backlog

        As of September 30, 2008, our backlog was approximately $351.5 million, consisting of $264.6 million and $86.9 million in our T&D and C&I segments, respectively. As of September 30, 2007, our backlog was approximately $235.4 million, consisting of $146.0 million and $89.4 million in our T&D and C&I segments, respectively. The majority of the increase in our T&D backlog was as a result of being awarded a $107 million contract with Dominion Virginia Power. This contract was awarded in the third quarter ending September 30, 2008 to construct approximately 125 miles of 500-kilovolt (kV) transmission line in Virginia and to perform other construction services, beginning in the first quarter of 2009 and projected to run through June 2011. Additional changes in backlog from period to period are the result of normal fluctuations in contracts and projects.

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

Understanding Gross Margins

        Our gross margin is gross profit expressed as a percentage of revenues. Contract costs consist primarily of salaries, wages and benefits to employees, depreciation, fuel and other equipment expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Various factors, which can be either controllable or non-controllable, impact our gross margins on a quarterly or annual basis.

         Capital Expenditures.    We are spending a significant amount of capital on property and equipment, with the majority of such expenditures used to purchase additional specialized equipment to enhance our fleet and to reduce our reliance on operating leases and short term equipment rentals. We expect our gross margins to benefit from our capital expenditure plan, although there can be no assurance in this regard. However, we will continue to rely on leases for non-specialized equipment, such as light-duty trucks. We believe that the investment in specialized equipment will reduce our costs and improve our margins over the long term.

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

         Seasonal and Weather.    As discussed above, seasonal patterns, primarily related to weather conditions, can have a significant impact on gross margins in a given period. For example, it is typical during the winter months that parts of the country may experience snow or rainfall that may negatively impact our revenue and gross margin. Additionally, our T&D customers often cannot remove their T&D lines from service during the summer months, when consumer demand for electricity is at its peak, delaying the demand for our maintenance and repair services. In both cases, projects may be delayed or temporarily placed on hold. Conversely, in periods when weather remains dry and temperatures are moderate, more work can be done, sometimes with less cost, which would have a favorable impact on gross margins. In some cases, tornadoes, ice storms, hurricanes or other strong storm activity can provide us with high profit margin storm restoration services work, which generally has a positive impact on margins. In general, storm restoration services work is highly unpredictable and we do not view it as a significant revenue source, as revenues from storm restoration services are typically less than $25.0 million, or approximately 4.5% of consolidated revenue, per year. However, in the third quarter of 2008, Hurricanes Gustav and Ike generated revenue of approximately $17.8 million in storm related restoration services.

         Revenue Mix.    The mix of revenue derived from the industries we serve will impact gross margins. Changes in our customers' spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenue by industry served. Storm restoration services typically command higher profit margins than maintenance services. Environmental factors, as noted above, can impact the timing at which customers perform maintenance and repairs which can cause a shift in the revenue mix. For example, during the period following Hurricanes Gustav and Ike in 2008 and Hurricane Katrina in 2005, a portion of our resources were temporarily shifted to storm restoration services work from maintenance and repair services.

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

         Insurance.    Gross margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of September 30, 2008, we have a self-insured retention for the following policies: workers' compensation, general liability and automobile liability. Our deductible for each line of coverage is the first $1.0 million per claim up to the claim aggregate amount as defined per each policy. The claim aggregate for each policy is calculated as the cumulative excess over the first $0.5 million of each claim incurred, up to the deductible amount per claim. The claim aggregate amount for each policy is as follows: $1.5 million for workers' compensation, $1.5 million for general liability and $1.0 million for automobile liability. Once a policy's claim aggregate is reached per line of coverage, the deductible for that policy is reduced to $0.5 million per claim. We also have an employee health care benefit plan for employees not subject to collective bargaining agreements, which is subject to a deductible of $0.1 million per covered individual per year. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. The determination of such estimated losses and their appropriateness are reviewed by management and updated at least quarterly.

         Project Bonding Requirements.    Approximately 28.3% and 23.2% of our business by revenue for the nine months ended September 30, 2007 and 2008, respectively, requires surety bonds or other means of financial assurance to secure contractual performance. If we fail to perform or pay subcontractors and vendors, the customer may demand that the surety provide services or make payments under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the bonds. As of September 30, 2008, the total amount of bonded backlog was approximately $100.9 million, which represented 28.7% of our backlog at that time.

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

Consolidated Results of Operations

        The following table sets forth selected statements of operations data and such data as a percentage of revenues for the three and nine months indicated (dollars in thousands):

	For the three months ended September 30,				For the nine months ended September 30,
	2007		2008		2007		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$154,515	100.0%	$178,858	100.0%	$453,915	100.0%	$462,791	100.0%
Contract costs	135,531	87.7	153,580	85.9	403,714	88.9	397,345	85.9

Gross profit	18,984	12.3	25,278	14.1	50,201	11.1	65,446	14.1
Selling, general and administrative expenses	12,994	8.4	13,382	7.5	35,401	7.8	37,536	8.1
Amortization of intangible assets	84	0.1	84	—	685	0.2	251	—
Gain on sale of property
and equipment	(281)	(0.2)	(72)	—	(514)	(0.1)	(557)	(0.1)

Income from operations	6,187	4.0	11,884	6.6	14,629	3.2	28,216	6.1
Other income (expense)
Interest income	300	0.2	179	0.1	953	0.2	838	0.2
Interest expense	(411)	(0.3)	(393)	(0.2)	(696)	(0.2)	(1,309)	(0.3)
Other, net	(99)	(0.1)	(52)	—	(167)	—	(159)	—

Income before provision for income taxes	5,977	3.8	11,618	6.5	14,719	3.2	27,586	6.0
Income tax expense	2,450	1.6	5,005	2.8	6,161	1.3	11,552	2.5

Net income	$3,527	2.2%	$6,613	3.7%	$8,558	1.9%	$16,034	3.5%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2008

         Revenues.    Revenues increased $24.3 million, or 15.8%, from $154.5 million for the three months ended September 30, 2007 to $178.9 million for the three months ended September 30, 2008. The majority of the increase in revenues was the result of a significant increase in storm related restoration services due to recent hurricane activity in the Gulf Coast region and the timing of a few large projects that were in production during the third quarter of 2008 as compared to 2007.

         Gross Profit.    Gross profit increased $6.3 million, or 33.2%, from $19.0 million for the three months ended September 30, 2007 to $25.3 million for the three months ended September 30, 2008. As a percentage of overall revenues, gross margin increased from 12.3% for the three months ended September 30, 2007 to 14.1% for the three months ended September 30, 2008. The increase in gross margin as a percentage of overall revenues was attributable to a couple of factors. During the three months ended September 30, 2008, there was a significant increase in storm restoration services due to the recent hurricanes; these services carried a higher margin resulting in incremental gross profit of approximately $3.4 million for the period. Also, during the three months ended September 30, 2008, we experienced strong performance and increased margins on a few large contracts that resulted in approximately $1.5 million in additional gross profit for the period.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $0.4 million, or 3.0%, from $13.0 million for the three months ended September 30, 2007 to $13.4 million for the three months ended September 30, 2008. The increase relates primarily to the adding of additional support staff, annual salary increases, increases in bonus expense for the period and various public entity costs. As a percentage of revenues, these expenses decreased from 8.4% for the three months ended September 30, 2007 to 7.5% for the three months ended September 30, 2008.

         Gain on Sale of Property and Equipment.    Gain from the sale of property and equipment decreased by $0.2 million from $0.3 million for the three months ended September 30, 2007 to $0.1 million for the three months ended September 30, 2008. The decrease in gain from the sale of property and equipment was due to the timing of the routine sale of property and equipment that was no longer useful or valuable to our ongoing operations.

         Interest Income.    Interest income decreased $0.1 million from $0.3 million for the three months ended September 30, 2007 to $0.2 million for the three months ended September 30, 2008.

         Interest Expense.    Interest expense remained constant at $0.4 million for the three months ended September 30, 2007 and for the three months ended September 30, 2008.

         Provision for Income Taxes.    The provision for income taxes was $2.5 million for the three months ended September 30, 2007, with an effective tax rate of 41.0% compared to $5.0 million for the three months ended September 30, 2008, with an effective tax rate of 43.1%. The higher effective tax rate for the three months ended September 30, 2008 is due to an increase in the liability for certain state income tax accruals and unrecognized tax benefits being recorded in the current period.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three months ended September 30,
	2007		2008
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$113,364	73.4%	$134,267	75.1%
Commercial & Industrial	41,151	26.6	44,591	24.9

Total	$154,515	100.0	$178,858	100.0

Operating income (loss):
Transmission & Distribution	$10,190	9.0	$14,305	10.7
Commercial & Industrial	1,990	4.8	3,666	8.2

Total	12,180	7.9	17,971	10.0
Corporate	(5,993)	(3.9)	(6,087)	(3.4)

Consolidated	$6,187	4.0%	$11,884	6.6%

Transmission & Distribution

        Net sales for our T&D segment for the three months ended September 30, 2007 were $113.4 million compared to $134.3 million for the three months ended September 30, 2008, an increase of $20.9 million or 18.4%. The increase in the revenues was the result of a significant increase in storm related restoration services due to recent hurricane activity in the Gulf Coast region and the timing of a few large projects that were in production during the third quarter of 2008 as compared to 2007.

        Operating income for our T&D segment for the three months ended September 30, 2007 was $10.2 million compared to $14.3 million for the three months ended September 30, 2008, an increase of $4.1 million or 40.4%. As a percentage of revenues, operating income increased from 9.0% for the three months ended September 30, 2007 to 10.7% for the three months ended September 30, 2008. The increase in operating income in the T&D segment was attributable to a couple of factors. During the three months ended September 30, 2008, there was a significant increase in storm restoration services due to recent hurricane activity; these services carried a higher margin resulting in incremental gross profit of approximately $3.4 million for the period. Also, during the three months ended September 30, 2008, we experienced strong performance and increased margins on a few large contracts that resulted in approximately $0.8 million in additional gross profit for the period.

Commercial & Industrial

        Net sales for our C&I segment for the three months ended September 30, 2007 were $41.2 million compared to $44.6 million for the three months ended September 30, 2008, an increase of $3.4 million or 8.4%.

        Operating income for our C&I segment for the three months ended September 30, 2007 was $2.0 million compared to $3.7 million for the three months ended September 30, 2008, an increase of $1.7 million or 84.2%. As a percentage of revenues, operating income increased from 4.8% for the three months ended September 30, 2007 to 8.2% for the three months ended September 30, 2008. The increase in operating income in our C&I segment was due mainly to a better mix of higher margin projects and favorable cost estimates where efficiencies were gained during the construction process and costs were controlled better than expected. In addition, during the three months ended September 30, 2008, we experienced strong performance and increased margins on a few large contracts that resulted in approximately $0.7 million in gross profits for the period.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2008

         Revenues.    Revenues increased $8.9 million, or 2.0%, from $453.9 million for the nine months ended September 30, 2007 to $462.8 million for the nine months ended September 30, 2008. The majority of the increase in revenues was the result of a significant increase in storm related restoration services due to recent hurricane activity in the Gulf Coast region. This increase was partially offset by a decrease in revenues resulting from the timing of a few significant projects that were in production during the first nine months of 2007 that were completed during 2007.

         Gross Profit.    Gross profit increased $15.2 million, or 30.4%, from $50.2 million for the nine months ended September 30, 2007 to $65.4 million for the nine months ended September 30, 2008. As a percentage of overall revenues, gross margin increased from 11.1% for the nine months ended September 30, 2007 to 14.1% for the nine months ended September 30, 2008. The increase in gross margin as a percentage of overall revenues was attributable to several factors. During the nine months ended September 30, 2007, there were a few underperforming contracts that generated contract losses of approximately $2.5 million for the period. During the nine months ended September 30, 2008, there was a significant increase in storm related restoration services due to the recent hurricane activity; these services carried a higher margin resulting in incremental gross profit of approximately $3.4 million for the period. During the nine months ended September 30, 2008, we also experienced strong performance and increased margins on a few large contracts that resulted in approximately $5.7 million in additional gross profit for the period. Additionally, we experienced lower equipment costs resulting from our reduced reliance on operating leases and short term rentals to finance our fleet of construction equipment.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $2.1 million, or 6.0%, from $35.4 million for the nine months ended September 30, 2007 to $37.5 million for the nine months ended September 30, 2008. The increase relates primarily to the adding of additional support staff, annual salary increases, increases in bonus expense for the period and various public entity costs. As a percentage of revenues, these expenses increased from 7.8% for the nine months ended September 30, 2007 to 8.1% for the nine months ended September 30, 2008.

         Gain on Sale of Property and Equipment.    Gain from the sale of property and equipment increased by $0.1 million from $0.5 million for the nine months ended September 30, 2007 to $0.6 million for the nine months ended September 30, 2008. The increase in gain from the sale of property and equipment resulted from the routine sale of property and equipment that was no longer useful or valuable to our ongoing operations.

         Interest Income.    Interest income decreased by $0.1 million from $0.9 million for the nine months ended September 30, 2007 to $0.8 million for the nine months ended September 30, 2008.

         Interest Expense.    Interest expense increased $0.6 million from $0.7 million for the nine months ended September 30, 2007 to $1.3 million for the nine months ended September 30, 2008. The increase in interest expense is due mainly to the increased average borrowings of $30.0 million, initially drawn in August 2007 under the 2007 Credit Agreement.

         Provision for Income Taxes.    The provision for income taxes was $6.2 million for the nine months ended September 30, 2007, with an effective tax rate of 41.9% compared to $11.6 million for the nine months ended September 30, 2008, with an effective tax rate of 41.9%.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Nine months ended September 30,
	2007		2008
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$331,546	73.0%	$338,800	73.2%
Commercial & Industrial	122,369	27.0	123,991	26.8

Total	$453,915	100.0	$462,791	100.0

Operating income (loss):
Transmission & Distribution	$22,477	6.8	$34,262	10.1
Commercial & Industrial	6,591	5.4	10,940	8.8

Total	29,068	6.4	45,202	9.8
Corporate	(14,439)	(3.2)	(16,986)	(3.7)

Consolidated	$14,629	3.2%	$28,216	6.1%

Transmission & Distribution

        Net sales for our T&D segment for the nine months ended September 30, 2007 were $331.5 million compared to $338.8 million for the nine months ended September 30, 2008, an increase of $7.3 million or 2.2%. The majority of the increase in revenues was the result of a significant increase in storm related restoration services due to recent hurricane activity in the Gulf Coast region. This increase was partially offset by a decrease in revenues resulting from the timing of a few significant projects that were in production during the first nine months of 2007 that were completed during 2007.

        Operating income for our T&D segment for the nine months ended September 30, 2007 was $22.5 million compared to $34.3 million for the nine months ended September 30, 2008, an increase of

$11.8 million or 52.4%. As a percentage of revenues, operating income increased from 6.8% for the nine months ended September 30, 2007 to 10.1% for the nine months ended September 30, 2008. The increase in operating income in the T&D segment was due to several factors. During the nine months ended September 30, 2007, there were a few underperforming contracts that generated contract losses of approximately $2.1 million for the period. During the nine months ended September 30, 2008, there was a significant increase in storm related restoration services due to the recent hurricane activity; these services carried a higher margin resulting in incremental gross profit of approximately $3.4 million for the period. During the nine months ended September 30, 2008, we also experienced strong performance and increased margins on a few large contracts that resulted in approximately $3.3 million in additional gross profit for the period. We also experienced lower equipment costs resulting from our reduced reliance on operating leases and short term rentals to finance our fleet of construction equipment.

Commercial & Industrial

        Net sales for our C&I segment for the nine months ended September 30, 2007 were $122.4 million compared to $124.0 million for the nine months ended September 30, 2008, an increase of $1.6 million or 1.3%.

        Operating income for our C&I segment for the nine months ended September 30, 2007 was $6.6 million compared to $10.9 million for the nine months ended September 30, 2008, an increase of $4.3 million or 66.0%. As a percentage of revenues, operating income increased from 5.4% for the nine months ended September 30, 2007 to 8.8% for the nine months ended September 30, 2008. The increase in operating income in our C&I segment was due mainly to a better mix of higher margin projects and favorable cost estimates where efficiencies were gained during the construction process and costs were controlled better than expected. During the nine months ended September 30, 2008, we experienced strong performance and increased margins on a few large contracts that resulted in approximately $2.4 million in gross profits for the period.

Liquidity and Capital Resources

Cash Requirements

        Our cash and cash equivalents on hand totaled $23.0 million as of September 30, 2008. We anticipate that our cash and cash equivalents on hand, our $60.0 million borrowing availability under the 2007 Credit Agreement, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, planned capital expenditures and to facilitate our future ability to grow. Although we believe that we have adequate cash and availability under our credit facility to meet these needs, our anticipated participation in certain significant large-scale initiatives to rebuild the United States electric power grid may require additional working capital, depending upon the size and duration of the project and the financial terms of the underlying agreement.

Sources and Uses of Cash

        As of September 30, 2008, we had cash and cash equivalents of $23.0 million, positive working capital of $56.2 million and long-term liabilities, in the amount of $39.6 million, which consisted of the long-term portion of our term loan facility, deferred taxes and deferred compensation obligations. We also had a $15.0 million letter of credit outstanding under the 2007 Credit Agreement. During the nine months ended September 30, 2008, operating activities associated with our T&D and C&I segments resulted in net cash flow from operations of $14.9 million compared to $5.8 million for the nine months ended September 30, 2007. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide our customers. During the nine months ended September 30, 2008, we used net cash in investing activities of $21.9 million, including $23.5 million used for capital expenditures, offset by $1.6 million of proceeds from the sale of property and equipment. During the same period, we used net cash in financing activities of $4.6 million, resulting primarily from net cash paid for equity financing costs related to the 2007 Private Placement and from the payment of a note payable to FirstEnergy.

Debt Instruments

        On August 31, 2007, we entered into an agreement for a $125.0 million senior secured credit facility which provides for a $75.0 million revolving credit line (which may be increased or decreased in accordance with the terms of the related credit agreement) and a $50.0 million term loan facility. At our option, borrowings under the 2007 Credit Agreement bear interest at either (1) the greater of a prime rate or the Federal funds rate plus a spread based upon our leverage ratio or (2) an adjusted LIBOR index rate plus a spread based upon our leverage ratio. There were $30.0 million of borrowings outstanding accruing interest at an adjusted one-month LIBOR index rate of 4.75% at September 30, 2008. As of September 30, 2008, we had a $15.0 million letter of credit outstanding, which reduced our borrowing capacity under the revolving credit line. The 2007 Credit Agreement expires on August 31, 2012. We had $60.0 million available under the 2007 Credit Agreement as of September 30, 2008.

        The terms of the 2007 Credit Agreement require, among other things, that we adhere to a maximum leverage ratio and maintain a minimum EBITDA-based interest coverage ratio, both calculations of which are defined under the 2007 Credit Agreement, as amended April 21, 2008, and determined on a rolling four consecutive quarter basis. The EBITDA-based interest coverage ratio covenant requires us to have a ratio of EBITDA to interest expense of not less than a ratio of 3.0 to 1.0. We are also not permitted to have a maximum leverage ratio of greater than 3.0 to 1.0. As of September 30, 2008, our interest coverage ratio was in excess of 21.0 to 1.0 and our leverage ratio was less than 1.0 to 1.0, both within the required covenant levels permitted under the 2007 Credit Agreement.

        The 2007 Credit Agreement also includes other specific limits or restrictions on additional indebtedness, liens and capital expenditure activity. Our obligations under the 2007 Credit Agreement are secured by a lien on all of our property (including the capital stock of our subsidiaries) other than any property subject to a certificate of title, subject to a lease or similar interest and our real property and fixtures. As of September 30, 2008, we were in compliance with all applicable debt covenants.

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

        We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of September 30, 2008, the maximum guaranteed residual value was approximately $3.3 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

        We typically have purchase options on the equipment underlying our long term operating leases and many of our short term rental arrangements. We are now exercising many of these purchase options as the need for equipment is on-going.

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

        As of September 30, 2008, we had a $15.0 million letter of credit outstanding under the 2007 Credit Agreement primarily to secure obligations under our casualty insurance program. This irrevocable stand-by letter of credit has a current maturity date of June 1, 2009; however, upon maturity, we expect that this letter of credit will be renewed for a subsequent one-year period.

Surety Bonds

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, with the consent of our lenders under the 2007 Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers would reduce the borrowing availability under the 2007 Credit Agreement. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of September 30, 2008, an aggregate of approximately $358.3 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $90.1 million as of September 30, 2008.

Contractual Obligations

        As of September 30, 2008, our future contractual obligations are as follows (in thousands):

	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter	Other
Long-term debt obligations	$30,000	$—	$—	$—	$—	$30,000	$—	$—
Operating lease obligations	24,355	2,811	9,140	6,729	3,768	1,655	252	—
Income tax contingencies	783	—	—	—	—	—	—	783

Total	$55,138	$2,811	$9,140	$6,729	$3,768	$31,655	$252	$783

        The above cash requirements exclude interest charges relating to the 2007 Credit Agreement, which currently carries interest at LIBOR plus a spread of 1.00%, based upon our current leverage ratio. Management believes that fluctuations in the applicable variable interest rate will not have a material impact on our cash flows and financial position.

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

Concentration of Credit Risk

        We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. Since 2005, no customer has accounted for more than 14.2% of annual consolidated revenues. For the nine months ended September 30, 2007 or 2008, no customer accounted for more than 10.8% of revenues. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

        Borrowings under the 2007 Credit Agreement are based upon an interest rate that will vary depending upon the Federal fund rates and LIBOR. If we borrow additional amounts under the 2007 Credit Agreement, the interest rate on those borrowings will also be variable. If the Federal fund rates or LIBOR rise, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. As of September 30, 2008, we had $30.0 million of borrowings outstanding under the 2007 Credit Agreement. The 2007 Credit Agreement currently accrues annual interest at one-month LIBOR rates in effect at each month end plus a spread of 1.00%, based upon our current leverage ratio, as defined in the 2007 Credit Agreement. A 0.125% increase or decrease in the interest rate would have the effect of changing our interest expense by $37,500 per annum.

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

        We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain and we maintain an allowance for tax contingencies that we believe is adequate. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, we may not realize deferred tax assets to the extent we have estimated. At December 31, 2007 and September 30, 2008, we did not have any valuation allowances established for deferred tax assets as future realization is deemed more likely than not.

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

        Various statements this quarterly report on Form 10-Q contain, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenue, income and capital spending. Our forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this quarterly report on Form 10-Q; we disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed under the caption labeled "Risk Factors" herein, as well as in our quarterly report on Form 10-Q for the period ended June 30, 2008 and in the S-1, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, contingencies and uncertainties include, but are not limited to, the following:

  •
  our operating results may vary significantly from quarter-to-quarter;

  •
  we may experience negative financial impacts from the current economic downturn and crisis in the financial markets;

  •
  demand for our services is cyclical and we are vulnerable to industry downturns and regional and national downturns, which may be amplified by the current economic downturn;

  •
  we may be unsuccessful in generating internal growth;

  •
  backlog may not be realized or may not result in profits;

  •
  the Energy Policy Act of 2005 may fail to result in increased spending on electric power transmission infrastructure and/or the current economic downturn in the United States may lead to cancellations or delays of related projects;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of September 30, 2008, we did not have any derivative instruments. We did not use any material derivative financial instruments during the nine months ended September 30, 2007 and 2008, including trading or speculation on changes in interest rates, or commodity prices of materials used in our business.

        We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. No customer accounted for more than 10.8% of revenues for the nine months ended September 30, 2007 or 2008. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

        Borrowings under the 2007 Credit Agreement are based upon an interest rate that will vary depending upon the Federal fund rates and LIBOR. If we borrow additional amounts under the 2007 Credit Agreement, the interest rate on those borrowings will also be variable. If the Federal fund rates or LIBOR rise, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. As of September 30, 2008, we had $30 million of borrowings outstanding under the 2007 Credit Agreement. The 2007 Credit Agreement currently accrues annual interest at one-month LIBOR rates in effect at each month end plus a spread of 1.00%, based upon our current leverage ratio, as defined in the 2007 Credit Agreement. A 0.125% increase or decrease in the interest rate would have the effect of changing our interest expense by $37,500 per annum.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective due to the material weakness to our internal control over financial reporting described in Item 1A "Risk Factors" ("We have identified material weaknesses in our internal controls over financial reporting that, if not properly corrected, could result in material misstatements in our financial reporting.") of this Form 10-Q and that continued to exist at September 30, 2008.

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

Changes In Internal Control Over Financial Reporting

        Our management is in the process of remediating the material weakness to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described in Item 1A. "Risk Factors" of this Form 10-Q through the design and implementation of enhanced controls to aid in the correct preparation, review, presentation and disclosures of its consolidated statements. Management has taken steps to improve and continues to improve our internal control over financial reporting, including the hiring of experienced financial reporting professional consultants and staff, redefining and realigning responsibilities and defining additional controls, reporting processes and procedures to address the accounting requirements for non-recurring and complex transactions. We concluded the material weakness was still in the process of being remediated as of September 30, 2008. Management will continue to monitor, evaluate and test the operating effectiveness of these controls, however, as of the date hereof, we have had only limited operating experience with the remedial measures that have been made to date and cannot provide assurance that these measures or any future measures will adequately remediate the material weakness. During the process of finalizing our reporting for the quarter ended June 30, 2008, we established a disclosure committee which is comprised of members of the management team from various functions within the Company that were involved in the preparation of this report, including accounting and finance, legal, operations, human resources and risk management. While we are continuing to develop and implement remediation plans with respect to the identified material weakness, there have been no changes in our internal control over financial reporting, other than those discussed above, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

  •
  regional and general economic conditions and the current crisis in the financial markets;

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

We are unable to predict the impact of the recent downturn in the financial markets and the resulting constraints in obtaining financing on our business and financial results.

        Our principal sources of cash come from our operating activities and the availability of bank borrowings under our credit facility. The recent economic downturn and disruption in the current financial markets has had a significant adverse impact on a number of financial institutions. At this point in time, our liquidity has not been impacted by the current financial environment. However, due to significant restrictions on the availability of credit in the United States, it may be more difficult for us to obtain the necessary financing if the need for additional working capital arises. We will continue to closely monitor our liquidity and the financial markets; however we can give no assurance that we will be able to obtain such financing either on favorable terms or at all in the future.

        This economic downturn could also impair the financial soundness of our vendors, suppliers and customers and thus impact our business. At this point in time, we are not aware of any adverse economic impacts on our vendors, suppliers and customers. However, we cannot predict with any certainty the impact that further disruptions in the financial environment will have on our business or on our vendors, suppliers and customers, and therefore we cannot give any assurance that this economic downturn will not have a material effect on our financial condition, results of operations and cash flows

Demand for our services is cyclical and vulnerable to downturns in the industries we serve as well as regional and general economic downturns, which may result in extended periods of low demand for our services.

        The demand for infrastructure construction and maintenance services from our customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the industries we serve as well as the United States economy in general. If the general level of economic activity continues to slow as a result of the current crisis in the financial markets, or if the economic activity in the regions that we serve slows, financing conditions for our industry could be adversely affected and our customers may delay commencement of work on or cancel new projects or maintenance activity on existing projects or may undertake to outsource less work to contractors such as us. A number of other factors, including financing conditions for the industry and customer financial conditions, could adversely affect our customers' ability or willingness to fund capital expenditures. As a result, demand for our services could decline substantially for extended periods, particularly during economic downturns, which could decrease revenues, margins, profits and cash flows and have a material adverse effect on our financial condition, results of operations and cash flows.

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

        Given the current economic downturn, increases in energy costs and macro-economic challenges currently affecting the economy of the United States, some of our customers may not be successful in generating sufficient revenues or securing the necessary financing to satisfy any amounts owed to us for accounts receivable. The inability of current and/or future customers to pay us for the services we provide could cause us to experience a material adverse effect on our financial condition, results of operations and cash flows.

We derive a significant portion of our revenues from a few customers, and the loss of one or more of these customers could have a material adverse effect on our financial condition, results of operations and cash flows.

        Our customer base is highly concentrated, with our top ten customers accounting for 45.9% and 49.5% of our revenue for the nine months ended September 30, 2007 and 2008, respectively. Our largest customer per period accounted for 10.3%, and 10.8% of our revenue for the nine months ended September 30, 2007 and 2008, respectively. Our revenue could significantly decline if we lose one or more of our significant customers. In addition, revenues under our contracts with significant customers may vary from period-to-period depending on the timing and volume of work which such customers order in a given period and as a result of competition from the in-house service organizations of our customers. Reduced demand for our services or a loss of a significant customer could have a material adverse effect on our financial condition, results of operations and cash flows.

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

        As of September 30, 2008, approximately 90% of our field labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have a material adverse effect on our financial condition, results of operations and cash flows.

        Additionally, these agreements may require us to participate with other companies in various multi-employer pension plans. To the extent that we participate in any multi-employer pension plans that are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we were to withdraw from them or if they were terminated. Furthermore, the Pension Protection Act of 2006 (the "PPA") imposes additional funding rules applicable to plan years beginning after 2007 for multi-employer plans that are classified as either "endangered," "seriously endangered,"

or "critical" status. For a plan that is classified as being in critical status, additional required contributions and benefit reductions would apply. However, we are not currently aware of any multi- employer plan to which any of our subsidiaries contributes as being in critical status as defined by the PPA.

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

  •
  actions by our stockholders;

  •
  speculation in the press or investment community; and

  •
  general market and economic conditions such as those currently occurring in the United States economy.

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

        In general, under Rule 144, a person (or persons whose shares are aggregated) who is not an affiliate of ours and has not been one of our affiliates at any time during the six months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least six months, including the holding period of any prior owner other than an affiliate, is entitled to sell his or her shares without registration and without complying with the manner of sale, public information, volume limitation, or notice provisions of Rule 144. Any sales by affiliates under Rule 144, even after the applicable holding periods, are subject to requirements and/or limitations with respect to volume, manner of sale, notice, and the availability of current public information about us. As shares of common stock become eligible for sale under Rule 144, the volume of sales of common stock on applicable securities markets may increase, which could reduce the market value of common stock.

        As of September 30, 2008, there were 19,712,811 shares of our common stock outstanding. The market price of the shares of our common stock could decline as a result of sales by our stockholders or the perception that such sales might occur after the termination of the lock-up restrictions to which our directors and certain members of management are subject. If any of our existing stockholders sell a significant number of shares, the market price of our common stock could be adversely affected and our ability to raise capital may be impaired.

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

        Management has taken steps to improve and continues to improve our internal control over financial reporting, including the hiring of experienced financial reporting professional consultants, redefining and realigning responsibilities and defining additional controls, reporting processes and procedures to address the accounting requirements for non-recurring and complex transactions. The Company concluded the material weakness was still in the process of being remediated as of September 30, 2008.

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

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Number	Description
3.1	Restated Certificate of Incorporation*
3.2	Amended and Restated By-Laws*
4.1	Registration Rights Agreement, dated December 20, 2007, between the Registrant and Friedman, Billings, Ramsey & Co., Inc.*
10.1	Credit Agreement, dated August 31, 2007, between the Registrant and Fifth Third Bank, Citibank, N.A. and JPMorgan Chase Bank, National Association*
10.2	Amendment No. 1 to the Credit Agreement, dated October 26, 2007*
10.3	Amendment No. 2 to the Credit Agreement, dated January 18, 2008*
10.4	Amendment No. 3 to the Credit Agreement, dated April 21, 2008*
10.5	2007 Long-Term Incentive Plan*
10.6	2006 Stock Option Plan*
10.7	Management Stockholders' Agreement*
10.8	Form of Addendum to the Management Stockholders' Agreement*
10.9	Employment Agreement, dated December 1, 2007, between the Registrant and William A. Koertner*
10.10	Employment Agreement, dated December 1, 2007, between the Registrant and Gerald B. Engen, Jr.*
10.11	Employment Agreement, dated December 1, 2007, between the Registrant and John A. Fluss*
10.12	Employment Agreement, dated December 1, 2007, between the Registrant and William H. Green*
10.13	Employment Agreement, dated December 1, 2007, between the Registrant and Marco A. Martinez*
10.14	Employment Agreement, dated December 1, 2007, between the Registrant and Richard S. Swartz, Jr.*
10.15	Form of First Amendment to the Management Stockholders' Agreement*
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)

Number	Description
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350
99.1	Charter of the Audit Committee*
99.2	Charter of the Nominating and Corporate Governance Committee*
99.3	Charter of the Compensation Committee*
99.4	Code of Ethics*

*
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-148864), as amended.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC. (Registrant)
November 13, 2008	/s/ MARCO A. MARTINEZ Vice President, Chief Financial Officer and Treasurer