Form 10-K
period 2008-12-31
MYR GROUP INC.
filed 2009-03-12
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-08325

MYR GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3158643 (IRS Employer Identification No.)

Three Continental Towers
1701 Golf Road, Suite 3-1012
Rolling Meadows, IL 60008-4210
(Address of principal executive offices, including zip code)

(847) 290-1891
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ

Securities registered pursuant to section 12(g) of the Act:

None

         Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

         As of March 11, 2009 there were 19,712,811 shares of the registrant's $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 12, 2009, to be filed with the Securities and Exchange Commission (the "SEC"), are incorporated in Part III hereof and made a part hereof.

MYR GROUP INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2008

i

FORWARD-LOOKING INFORMATION

        Statements in this annual report on Form 10-K contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which represent our management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words "anticipate," "believe," "estimate," "expect," "intend," "may," "objective," "outlook," "plan," "project," "possible," "potential," "should" and similar expressions. The forward-looking statements in this annual report on Form 10-K speak only as of the date of this annual report on Form 10-K; we disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed in Item 1A "Risk Factors" of this report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

        Throughout this report, references to "MYR Group", the "Company," "we", "us" and "our" refer to MYR Group Inc. and its consolidated subsidiaries, unless the context indicates otherwise. These risks, contingencies and uncertainties include, but are not limited to, the following:

  •
  our operating results may vary significantly from year to year;

  •
  we are unable to predict the impact of the current downturn in the financial markets and the resulting constraints in obtaining financing on our business and financial results;

  •
  the recent instability of the financial markets and adverse economic conditions could have a material adverse effect on the ability of our customers to perform their obligations to us and on the demand for our services;

  •
  demand for our services is cyclical and vulnerable to industry downturns and regional and national downturns, which may be amplified by the current economic downturn;

  •
  our industry is highly competitive;

  •
  we may be unsuccessful in generating internal growth;

  •
  many of our contracts may be canceled upon short notice and we may be unsuccessful in replacing our contracts if they are canceled or as they are completed or expire;

  •
  backlog may not be realized or may not result in profits;

  •
  the Energy Policy Act of 2005 (the "Energy Act") may fail to result in increased spending on electric power transmission infrastructure and the current economic downturn in the United States may lead to cancellations or delays of related projects;

  •
  we may not benefit from the passage of the American Recovery and Reinvestment Act of 2009 (the "ARRA");

  •
  our use of percentage-of-completion accounting could result in a reduction or elimination of previously recognized profits;

  •
  our actual costs may be greater than expected in performing our fixed price and unit price contracts;

  •
  our financial results are based upon estimates and assumptions that may differ from actual results;

  •
  we insure against many potential liabilities and our reserves for estimated losses may be less than our actual losses;

  •
  we may incur liabilities or suffer negative financial impacts relating to occupational health and safety matters;

  •
  we may pay our suppliers and subcontractors before receiving payment from our customers for the related services;

  •
  we extend credit to customers for purchases of our services, and in the past we have had, and in the future we may have, difficulty collecting receivables from customers that experience financial difficulties;

  •
  we derive a significant portion of our revenues from a few customers, and the loss of one or more of these customers could have a material adverse effect on our financial condition, results of operations and cash flows;

  •
  a significant portion of our business depends on our ability to provide surety bonds and we may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds;

  •
  our bonding requirements may limit our ability to incur indebtedness;

  •
  inability to hire or retain key personnel could disrupt business;

  •
  our unionized workforce could adversely affect our operations;

  •
  our business is labor intensive and we may be unable to attract and retain qualified employees;

  •
  inability to perform our obligations under engineering, procurement and construction contracts may adversely affect our business;

  •
  we require subcontractors to assist us in providing certain services and we may be unable to retain the necessary subcontractors to complete certain projects;

  •
  our business growth could outpace the capability of our internal infrastructure;

  •
  seasonal and other variations, including severe weather conditions, may cause significant fluctuations in our financial condition, results of operations and cash flows;

  •
  increases in the costs of certain materials and fuel could reduce our operating margins;

  •
  we could incur liquidated damages or other damages if we do not complete our projects in the time allotted under the applicable contract or we may be required to perform additional work if our services do not meet certain standards of quality;

  •
  the timing of new contracts may result in unpredictable fluctuations in our cash flow and profitability;

  •
  our failure to comply with environmental laws could result in significant liabilities;

  •
  opportunities within the governmental arena could lead to increased governmental regulation applicable to us;

  •
  if we fail to integrate future acquisitions successfully, our financial condition, results of operations and cash flows could be adversely affected;

  •
  our business may be affected by difficult work environments;

  •
  failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, our operating results and the value of our common stock; and

  •
  provisions in our organizational documents and under Delaware law could delay or prevent a change of control of our company, which could adversely affect the price of our common stock.

WEBSITE ACCESS TO COMPANY'S REPORTS

        MYR Group Inc.'s website address is www.myrgroup.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act will be available free of charge through our website as soon as possible after they are electronically filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any other filings we make with the SEC.

PART 1

Item 1.    Business

General

        We were originally organized under the General Corporation Law of the State of Delaware in 1982 under the name The L.E. Myers Co. Group. Our predecessors have served the utility infrastructure markets since 1891. MYR Group Inc. was created in 1995 through the merger of three longstanding specialty contractor franchises. Our operations are currently conducted by six subsidiaries: The L. E. Myers Co., Harlan Electric Company, Hawkeye Construction, Inc., Great Southwestern Construction, Inc., Sturgeon Electric Company, Inc. and MYR Transmission Services, Inc. Through our operating subsidiaries, we provide utility and electrical construction services with a network of local offices located throughout the continental United States. Our broad range of services includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States.

        Our principal executive offices are located at Three Continental Towers, 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008-4210. The telephone number of our principal executive offices is (847) 290-1891, and we maintain a website at www.myrgroup.com.

        From 1996 to 2000, we were a public company with our stock traded on the New York Stock Exchange ("NYSE"). In 2000, we were acquired by GPU, Inc., which was subsequently acquired by FirstEnergy Corp. ("FirstEnergy"). In 2006, ArcLight Capital and its affiliates ("ArcLight") acquired substantially all of our capital stock from FirstEnergy. On December 20, 2007 and December 26, 2007, pursuant to a private placement (the "2007 Private Placement"), we completed the sale of a total of 17,780,099 shares of our common stock at a sale price of $13.00 per share to qualified institutional buyers, non-U.S. persons and accredited investors. We used the net proceeds from the 2007 Private Placement to redeem (a) 14,515,284 million shares of our common stock from ArcLight for approximately $175.5 million; (b) 1,481 shares of our common stock from certain of our management stockholders for approximately $0.02 million; and (c) 49,675 shares of our common stock underlying options held by certain members of management for approximately $0.4 million. According to a Schedule 13G filed by ArcLight on February 17, 2009, ArcLight owned approximately 7.1% of our outstanding common stock as of December 31, 2008. The remaining net proceeds from the 2007 Private Placement of $36.6 million (after the initial purchaser's discount, placement fees and expenses) were used for general corporate purposes, including the repayment of $20.0 million of the outstanding balance under our $50.0 million term loan facility.

        On August 12, 2008, our common stock began trading on the OTC Bulletin Board. On September 9, 2008, our common stock began trading on the NASDAQ Global Market. Our common stock ceased trading on the OTC Bulletin Board on September 8, 2008.

Reportable Segments

        We are a leading specialty contractor serving the electrical infrastructure market in the United States. We manage and report our operations through two industry segments: Transmission and Distribution ("T&D") and Commercial and Industrial ("C&I") electrical contracting services. We are one of the largest national contractors servicing the T&D sector of the United States electric utility industry. Our T&D customers include more than 125 electric utilities, cooperatives and municipalities nationwide. Our broad range of services includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. We also provide C&I electrical contracting services to facility owners and general contractors in the western United States.

        Transmission and Distribution.    Our T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems. As a result of several key industry trends, including increased attention to the inadequacy of the existing electric utility infrastructure as well as the impact of the passage of the Energy Act in 2005 and the ARRA in 2009, we expect the demand for transmission construction and maintenance services to increase and continue to grow in the future. Increased capital spending on transmission infrastructure could present us with a significant revenue opportunity as transmission construction, maintenance and repair has long been a core competency for us. Also, as part of our core competency, we have been successful in completing several large transmission turnkey engineering, procurement and construction ("EPC") projects. For the year ended December 31, 2008, our T&D revenues were approximately $446.9 million or 72.5% of our consolidated revenue. For the year ended December 31, 2007, our T&D revenues were approximately $434.5 million or 71.2% of our consolidated revenue. Revenue from transmission projects represented 62.9% and 64.9% of T&D's segment revenue for the years ended December 31, 2008 and 2007, respectively.

        In our T&D segment, we generally serve the electric utility industry as a prime contractor. We have long-standing relationships with many of our T&D customers who rely on us to construct and maintain reliable electric and other utility infrastructure. In 2008, measured by revenue in our T&D segment, we provided 40.6% of our T&D services under fixed price contracts. We also provide many services to our customers under multi-year master service agreements ("MSAs") and other variable-term service agreements. We focus on managing our profitability by selecting projects we believe will provide attractive margins, actively monitoring the costs of completing our projects, holding customers accountable for changes to contract specifications and rewarding our employees for keeping costs under budget.

        We also provide emergency restoration services in response to hurricane, ice or other storm related damage, which typically account for less than $25.0 million, or 4.5% of our annual consolidated revenues. However, in 2008, we recognized revenue of approximately $43.2 million, or 7.0% of our annual consolidated revenues, from storm related restoration services mainly due to significant hurricane activity in the Gulf Coast region (from Hurricanes Gustav and Ike) and ice storm activity in the Northeast region of the country.

        Commercial and Industrial.    Our C&I segment provides electrical contracting services for commercial and industrial construction in the western United States. We are focused on the Arizona and Colorado regional markets where we have achieved sufficient scale to deploy the level of resources necessary to achieve what we believe are leading market shares. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, casinos, arenas, convention centers, manufacturing plants, processing facilities and transportation control and management systems. For the year ended December 31, 2008, our C&I revenues were approximately $169.2 million or 27.5% of our consolidated revenue. For the year ended December 31, 2007, our C&I revenues were approximately $175.8 million or 28.8% of our consolidated revenue.

        In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry as well as to facility owners. We have a diverse customer base with many long-standing relationships. In 2008, measured by revenue in our C&I segment, we provided 44.9% of our services under fixed price contracts.

        Our C&I segment also provides telecommunication installation services as well as electrical construction related to traffic and light rail signalization; these services represent less than 6.0% of our consolidated revenue for the year ended December 31, 2008. Telecommunication services include fiber optic and copper communication installation for the transmission of voice, data, and video. The electrical construction services that we provide in connection with traffic and light rail signalization include ramp metering, signalized intersections, fiber optic interconnections for traffic management systems as well as highway and bridge lighting installation and maintenance.

Customers

        Our T&D customers include investor-owned utilities, municipal utilities, cooperatives, federally-owned utilities, independent power producers, independent transmission companies and other contractors. Our C&I customer base includes general contractors, commercial and industrial facility owners, local governments and developers in our target markets. We have longstanding relationships with many of our customers, particularly in our T&D segment, and we cultivate these relationships at all levels of our organization from senior management to project supervisors. We seek to build upon existing customer relationships to secure additional projects and to increase revenue from our current customer base. Many of our customer relationships originated decades ago and are maintained through a partnering approach, which includes project evaluation and consulting, quality performance, performance measurement and direct customer contact. At both a senior and operating unit level, management also maintains a parallel focus on pursuing growth opportunities with prospective customers. In addition, our senior management and our operating unit management teams promote and market our services for prospective large-scale projects and national accounts. We believe that our industry experience, technical expertise, customer relationships and emphasis on safety and customer service are important to us being retained by existing and new customers.

        For the period from January 1, 2006 to November 30, 2006, our top 10 customers accounted for 42.6% of our revenue, of which our largest customer was MidAmerican Energy Company at 11.9%. For the period from December 1, 2006 to December 31, 2006, our top 10 customers accounted for 52.4% of our revenue, of which our largest customer was M.A. Mortenson Company at 11.6%. For the year ended December 31, 2007, our top 10 customers accounted for 45.8% of our revenue, of which our largest customer was Xcel Energy at 10.9%. For the year ended December 31, 2008, our top 10 customers accounted for 48.1% of our revenue, of which our largest customer was Xcel Energy at 9.8%. Other than MidAmerican and Xcel Energy in 2006 and Xcel Energy and PacifiCorp in both 2007 and 2008, no single customer accounted for more than 6.0% of our total annual revenue in each respective fiscal year. Our largest customers are generally our electric utility customers, which we believe are of a high credit quality.

        For the period from January 1, 2006 to November 30, 2006, the period from December 1, 2006 to December 31, 2006, and the years ended December 31, 2007 and 2008, revenues derived from T&D customers accounted for 74.8%, 71.1%, 71.2%, and 72.5% of our total revenues, respectively. For the period from January 1, 2006 to November 30, 2006, the period from December 1, 2006 to December 31, 2006, and the years ended December 31, 2007 and 2008, revenues derived from C&I customers accounted for 25.2%, 28.9%, 28.8%, and 27.5% of our total revenues, respectively.

Types of Service Arrangements and Bidding Process

        We enter into contracts principally on the basis of competitive bids. Although there is considerable variation in the terms of the contracts we undertake, our contracts are primarily structured as either fixed price or unit price agreements, pursuant to which we agree to do the work for a fixed amount for the entire project or for the particular units of work performed. We also enter into time-and-equipment contracts under which we are paid for labor and equipment at negotiated hourly billing rates and for other expenses, including materials, as incurred. On occasion, these time-and-equipment contracts require us to include a guaranteed not-to-exceed maximum price. In addition, we obtain time-and-materials contracts under which we are paid for labor at negotiated hourly billing rates and for other expenses, including materials, as incurred. Finally, we sometimes enter into cost-plus contracts, where we are paid for our costs as well as a premium.

        Fixed price and unit price contracts have the highest potential margins, but hold the greatest risk in terms of profitability, since cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have limited margin upside, but generally do not bear overrun risk. Fixed price contracts accounted for 41.7% of total revenue for the year ended December 31, 2008, including 40.6% of our total revenue for our T&D segment and 44.9% of our total revenue for our C&I segment. Work in our T&D segment is generally completed under fixed price, time-and-materials, time-and-equipment, unit price and cost-plus agreements. C&I work is typically performed under fixed price, time-and-materials, cost-plus, and unit price agreements.

        Our EPC contracts are typically fixed price. We may act as the prime contractor for an EPC project where we perform the procurement and construction functions but use a subcontractor to perform the engineering component or we may use a subcontractor for both engineering and procurement functions. We may also act as a subcontractor on an EPC project to an engineering or construction management firm. When acting as a subcontractor for an EPC project we typically provide construction services only, but may also perform both the construction and procurement functions.

        We also provide services under MSAs that cover maintenance, upgrade and extension services, as well as new construction. Work performed under MSAs is typically billed on a unit price, time-and-materials or time-and-equipment basis. MSAs are typically one to three years in duration. Under MSAs, customers generally agree to use us for certain services in a specified geographic region. However, most of our contracts, including MSAs, may be terminated by our customers or by us on short notice, typically 30 to 90 days. Furthermore, most MSA customers have no obligation to assign specific volumes of work to us and are not required to use us exclusively, although in some cases are subject to our right of first refusal. Many of our contracts, including MSAs, are open to public bid at expiration and generally attract numerous bidders.

        A portion of the work we perform requires performance and payment bonds at the time of execution of the contract. Contracts generally include payment provisions pursuant to which a 5% to 10% retainage is withheld from each progress payment until the contract work has been completed and approved.

Materials

        Except where an EPC contract is involved, our T&D customers generally provide the majority of the materials and supplies necessary to carry out our contracted work. For our C&I contracts, we usually procure the necessary materials and supplies. We are not dependent on one supplier for materials or supplies.

        Demand for transmission products and services could strain production resources and thus could create significant lead-time for obtaining such items as large transformers, transmission towers, poles and wire. Our transmission project revenues could be significantly reduced or delayed due to the difficulty we, or our customers, may experience in obtaining required materials.

Subcontracting

        We are the prime contractor for the majority of our T&D projects. We may use subcontractors to perform portions of our contracts and to manage workflow, particularly for design, engineering, procurement and some foundation work. The subcontractors we work with are often sole proprietorships or small business entities. Subcontractors normally provide their own employees, vehicles, tools and insurance coverage. We are not dependent on any single subcontractor. Contracts with subcontractors often contain provisions limiting our obligation to pay the subcontractor if our client has not paid us and is holding our subcontractors responsible for their work or delays in performance. On larger projects we may require surety bonding from subcontractors, where we deem appropriate, based on the risk involved. We occasionally perform work as a subcontractor and we may elect to do so from time-to-time on larger projects in order to manage our execution risk on certain projects.

        The majority of our work in our C&I segment is done in the subcontractor role.

Competition

        Our business is highly competitive in both our T&D and C&I segments. Competition in both of our business segments is primarily based on the price of the construction services rendered and upon the reputation for quality, safety and reliability of the contractor rendering these services. The competition we encounter can vary depending upon the type of construction services to be rendered and the locations in which such services are to be rendered.

        We believe that the principal competitive factors in our industry are:

  •
  price;

  •
  safety programs and safety performance;

  •
  management team experience;

  •
  reputation and relationships with customers;

  •
  geographic presence and breadth of service offerings;

  •
  history of service execution (for example, cost control, timing and experience);

  •
  fleet and equipment;

  •
  the availability of qualified and/or licensed personnel;

  •
  adequate financial resources and bonding capacity;

  •
  inclement weather restoration abilities and reputation; and

  •
  technological capabilities.

        While we believe our customers consider a number of factors when selecting a service provider, most of their work is awarded through a bid process where price is often a principal factor. See "Risk Factors—Our industry is highly competitive."

  T&D Competition

        Our T&D segment competes with a number of companies in the local markets where we operate, ranging from small local independent companies to large national firms. The national or large regional firms that compete with us for T&D contracts include Asplundh Construction Corp., Henkels & McCoy, Inc., InfrastruX Group, MDU Resources Group, Inc., Pike Electric Corporation and Quanta Services, Inc.

        There are a number of barriers to entry into the transmission services business including the cost of equipment and tooling necessary to perform transmission work, the availability of qualified labor, the scope of typical transmission projects and the technical, managerial and supervisory skills necessary to complete the job. Larger transmission projects generally require more specialized heavy duty equipment as well as stronger financial resources to meet the cash flow, bonding, or letter of credit requirements of these projects. These factors sometimes reduce the number of potential competitors on these projects. The number of firms that generally compete for any one significant transmission infrastructure project varies greatly depending on a number of factors, including the size of the project, its location and the bidder qualification requirements imposed upon contractors by the customer. Many of our competitors restrict their operations to one geographic area while others operate nationally as we do.

Compared to the transmission markets, there are fewer significant barriers to entry in the distribution markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become a competitor. Instead of outsourcing to us, some of our T&D customers also employ personnel internally to perform the same type of services that we provide.

  C&I Competition

        Our C&I segment competes with a number of regional or small local firms and subsidiaries of larger, national firms like EMCOR Group, Inc.

        Competition for our C&I construction services varies greatly. There are few significant barriers to entry in the C&I business, and there are a number of small companies that compete for C&I business. Size, location and technical requirements of the project will impact which competitors and the number of competitors that we will encounter on any particular project.

        A major competitive factor in our C&I segment is the individual relationships that we and our competitors have developed with general contractors who typically control the bid process. Additionally, the equipment requirements for C&I work are generally not as significant as that of T&D construction. Since C&I construction typically involves the purchase of materials, the financial resources to meet the materials procurement and equipment requirements of a particular project may impact the competition that we encounter. Although certain of our competitors for this type of work operate nationally, the majority of our competition operates locally or regionally. In the majority of cases involving maintenance services provided by us, our customers will also perform some or all of these types of services internally as well. We differentiate ourselves from our competitors by bidding for larger and/or more technically complex projects which we believe many of our smaller competitors may not be capable of executing profitably. We also focus our efforts in growing markets where we have built strong relationships with existing customers.

        We believe that we have a favorable competitive position in the markets that we serve due in part to our strong operating history and strong local market share as well as our reputation and relationships with our customers. Small third-party service providers pose a smaller threat to us than national competitors because they are frequently unable to compete for larger, blanket service agreements to provide system-wide coverage.

Project Bonding Requirements

        We believe we have a strong relationship with our bonding provider. We estimate that historically, approximately 20.0 to 30.0% of our annual volume of business requires performance bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. As of December 31, 2008, we have approximately $61.6 million in surety bonds outstanding for projects in our T&D segment and $44.4 million for projects in our C&I segment. The ability to post surety bonds provides us with a competitive advantage over smaller or less financially secure competitors. We believe that the strength of our balance sheet and our long-standing relationship with our bonding provider enhances our ability to obtain adequate financing and surety bonds.

Backlog

        We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts as "backlog." We calculate backlog differently for different types of contracts. For our fixed price contracts, we include the full remaining portion of the contract in our calculation of backlog. For our unit price, time-and-equipment, time-and-materials and cost-plus contracts, our projected revenue for a three-month period is included in the calculation of backlog, regardless of the duration of the contract, which typically exceeds such three-month period. These types of contracts are generally awarded as part of MSAs which typically have a one- to three-year duration from execution. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to generate in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. See "Item 1A. Risk Factors—Backlog may not be realized or may not result in profits."

        Set forth below is our backlog as of December 31, 2007 and 2008 (in millions, except percentages):

	December 31,
	2007	2008	% Change
T&D	$133.9	$243.4	81.8%
C&I	82.7	72.6	(12.2)%

Total	$216.6	$316.0	45.9%

        Certain of the projects that we undertake are not completed in one accounting period. Revenue on construction contracts is recorded based upon the percentage-of-completion accounting method determined by the ratio of costs incurred to date on the contracts (excluding uninstalled direct materials) to management's estimates of total contract costs. Projected losses are provided for in their entirety when identified. There can be no assurance as to the accuracy of our customers' requirements or our estimates of existing and future needs under MSAs, which may consist of variable contractual elements; therefore, our current backlog may not be realized as part of our future revenues.

Trade Names and Intellectual Property

        We operate under a number of trade names, including MYR Group Inc., The L. E. Myers Co., Harlan Electric Company, Hawkeye Construction, Inc., Great Southwestern Construction, Inc., Sturgeon Electric Company, Inc. and MYR Transmission Services, Inc. We do not generally register our trademarks with the United States Patent and Trademark Office, but instead rely on state and common law protection. While we consider our trade names to be valuable assets, we do not consider any single trademark to be of such material importance that its absence would cause a material disruption to our business. Likewise, our operations do not materially rely upon any patents, licenses or other intellectual property.

Equipment

        We have operated in the T&D industry since 1891 and have been instrumental in designing much of the specialty tools and equipment used in the industry, including wire pullers, wire tensioners, aerial devices and more. We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as tension stringing machines, bulldozers, bucket trucks, digger derricks and cranes. We also rely on specialized tooling, including stringing blocks, wire grips and presses. Our fleet is comprised of approximately 4,300 units, including approximately 2,000 pieces of specialty equipment. We believe that our vehicles are well maintained and adequate for present operations. The standardization of our trucks and trailers allows us to minimize training, maintenance and parts costs. Our fleet group is staffed by over 100 mechanics and equipment managers and we operate 14 maintenance shops throughout the United States to service our fleet. Our ability to internally service our fleet in various markets allows us to reduce repair costs and the time equipment is out of use by eliminating the need to ship equipment long distances for repair as well as dependence on third party maintenance providers. Our maintenance shops are also able to modify standard construction equipment to meet the specific needs of our specialty applications. We are a final-stage manufacturer for several configurations of our specialty vehicles and in the event that a particular piece of equipment is not available to us, we can build the component on-site, which reduces our reliance on our equipment suppliers.

        Our fleet of equipment is managed by our centralized fleet management group. Since our fleet is highly mobile, we have the ability to shift resources from region-to-region quickly and to effectively respond to customer needs or major weather events. Our centralized fleet management group is designed to enable us to optimize and maintain our equipment to achieve the highest equipment utilization which helps to maintain a competitive position with respect to our equipment costs. We develop internal equipment rates to reflect our true equipment costs, which, in turn provides our business units with appropriate pricing levels to estimate their bids for new projects more accurately. We also involve our business units in prioritizing the use of our fleet assets. The group also manages the procurement of additional equipment through our capital budget, operating leases and short-term rentals. All of these factors are critical in meeting our customers' needs while allowing us to operate efficiently and to improve margins. Over the last few years, we have increased capital expenditures on our fleet and we believe these increases will reduce our operating costs over the long-term.

Regulation

        While we are not regulated as a public utility, our operations are subject to various federal, state and local laws and regulations including:

  •
  licensing, permitting and inspection requirements applicable to electricians and engineers;

  •
  building and electrical codes;

  •
  permitting and inspection requirements applicable to construction projects;

  •
  regulations relating to worker safety and environmental protection; and

  •
  special bidding and procurement requirements on government projects.

        In addition, we conduct a portion of our business in the southwestern United States, where we run a more significant risk of disturbing Native American artifacts and archeological sites. If we encounter artifacts on a site on one of our construction projects, we may need to halt operation while construction is moved or steps are taken to comply with local law and the Archaeological Resources Protection Act of 1979 ("ARPA"). In addition, under ARPA we may be subject to fines or criminal sanctions if we disturb or damage protected sites.

        We believe that we are in material compliance with applicable regulatory requirements and have all material licenses required to conduct our operations. Our failure to comply with applicable regulations could result in substantial fines and/or revocation of our operating licenses. Many state and local regulations governing electrical construction require permits and licenses to be held by individuals who typically have passed an examination or met other requirements.

Environmental Matters

        We are subject to numerous federal, state and local environmental laws and regulations governing our operations, including the handling, transportation and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which hazardous substances or wastes were discharged by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or otherwise use our properties in ways such as collateral for possible financing. We could also be held liable for significant penalties and damages under certain environmental laws and regulations, which could materially and adversely affect our business and results of operations.

        Based on information currently available, we believe that the resolution of existing environmental remediation actions and our compliance with environmental laws and regulations will not have a material effect on our financial condition, results of operations and cash flows. However, we are unable to estimate with certainty the potential impact of future compliance efforts and environmental remediation actions.

Seasonality

        Although our revenues are primarily driven by spending patterns in our customers' industries, our revenues, particularly those derived from our T&D segment, and results of operations can be subject to seasonal variations. These variations are influenced by weather, hours of daylight, customer spending patterns, available system outages from utilities, bidding seasons and holidays. Extended periods of rain can affect the deployment of our crews. During the winter months, demand for our work is generally lower due to inclement weather. During the summer months, the demand for our work may be affected by peak electrical demands from warmer weather conditions, which reduces the possibility of system outages during which we can perform electrical line service work. During the spring and fall months, the demand for our work generally increases due to improved weather conditions.

        We also provide storm restoration services to our T&D customers. These services tend to have a higher profit margin and normally offset some of the negative financial effects that severe weather can have on normal T&D operations, such as lost revenues in connection with weather-related delays in our construction, maintenance and repair work. Storm restoration service work is highly unpredictable and can cause our results of operations to vary greatly from quarter to quarter. We do not view storm restoration as a major revenue source, as revenues from storm restoration services are typically less than $25.0 million, or approximately 4.5% of our annual consolidated revenues. However, in 2008, we recognized approximately $43.2 million, or 7.0% of our annual consolidated revenues, in storm related restoration services mainly due to significant hurricane activity in the Gulf Coast region (Hurricanes Gustav and Ike) and ice storm activity in the Northeast region of the country.

        Our revenues will also fluctuate based on the timing of our large contracts. As a result of the positive and negative effects of weather-related events on the services we provide and periodic effect of our large contacts, it is difficult to predict recurring trends for our T&D business.

Employees

        We seek to attract and retain highly qualified hourly employees by providing a superior work environment through our emphasis on safety, our high quality equipment and fleet and competitive compensation. The number of individuals we employ varies significantly throughout the year, typically with lower staffing levels at year end and through the winter months when fewer projects are active. As of December 31, 2008, we had approximately 2,900 employees, consisting of approximately 500 salaried employees including executive officers, district managers, project managers, superintendents, estimators, office managers, and staff and clerical personnel, and approximately 2,400 hourly employees. The number of hourly employees fluctuates depending on the number and size of projects at any particular time. Approximately 91% of our hourly-rated employees were members of the International Brotherhood of Electrical Workers ("IBEW"), AFL-CIO and are represented by approximately 90 local unions under agreements with generally uniform terms and varying expiration dates. We generally are not direct parties to such local agreements, but instead these agreements are entered into by and between the IBEW local and the National Electrical Contractors Association ("NECA"), of which we are a member. NECA negotiates the terms of these agreements on our behalf. On occasion we will also employ individuals who are members of other trade unions pursuant to multi-employer, multi-union project agreements.

Executive Officers

Name	Age	Position
William A. Koertner	59	Chairman, President and Chief Executive Officer
William H. Green	65	Senior Vice President and Chief Operating Officer
Marco A. Martinez	43	Vice President, Chief Financial Officer and Treasurer
Gerald B. Engen, Jr.	58	Vice President, Chief Legal Officer and Secretary
John A. Fluss	57	Group Vice President
Richard S. Swartz, Jr.	45	Group Vice President

        William A. Koertner has served as chairman since December 2007. Mr. Koertner joined us in 1998 as senior vice president, treasurer and chief financial officer and became our president and chief executive officer in December 2003. Prior to joining us, Mr. Koertner served as vice president at Central Illinois Public Service Company from 1989 until 1998.

        William H. Green has served as senior vice president and chief operating officer since December 2003. Prior to December 2003, Mr. Green served as one of our group vice presidents.

        Marco A. Martinez has served as vice president, chief financial officer and treasurer since December 2003. Mr. Martinez served as our director of finance from 2000 until December 2003. From 1997 until 2000, Mr. Martinez served as the controller for several of our operating subsidiaries.

        Gerald B. Engen, Jr. has served as vice president, chief legal officer and secretary since November 2002. Mr. Engen joined us as an assistant general counsel in September 2000 from Wells, Love & Scoby, LLC, a law firm specializing in construction law.

        John A. Fluss, joined us in 1973 and has served as group vice president since 2002. Mr. Fluss has held a number of positions during his 35 years of employment with us including vice president of line operations, district manager and district estimator.

        Richard S. Swartz, Jr. has served as group vice president since 2004. Prior to becoming a group vice president, Mr. Swartz served as our vice president transmission & distribution central division from 2002 to 2004. Mr. Swartz has held a number of additional positions since he joined us in 1982, including project foreman, superintendent, project manager and district manager.

Item 1A.    Risk Factors.

RISK FACTORS

        You should read the following risk factors carefully in connection with evaluating our business and the forward-looking information contained in this annual report on Form 10-K. Any of the following risks could materially adversely affect our business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this annual report on Form 10-K. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, performance or financial condition in the future.

Our operating results may vary significantly from year to year.

        Our results may be materially and adversely affected by:

  •
  the timing and volume of work under contract;

  •
  regional and general economic conditions and the current crisis in the financial markets;

  •
  the budgetary spending patterns of customers;

  •
  variations in the margins of projects performed during any particular reporting period;

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

  •
  cost overruns on fixed price and unit price contracts;

  •
  availability of qualified labor for specific projects;

  •
  changes in bonding requirements applicable to existing and new agreements; and

  •
  costs we incur to support growth internally or through acquisitions or otherwise.

        Accordingly, our operating results in any particular reporting period may not be indicative of the results that you can expect for any other reporting period.

We are unable to predict the impact of the current downturn in the financial markets and the resulting constraints in obtaining financing on our business and financial results.

        Our principal sources of cash come from our operating activities and the availability of bank borrowings under our credit facility, which expires in 2012. Our credit facility contains numerous covenants and requires us to meet and maintain certain financial ratios and other tests. General business and economic conditions may affect our ability to comply with these covenants or meet those financial ratios and other tests, which may limit our ability to borrow under the facility.

        Additionally, the current economic downturn in the financial and credit markets has resulted in unprecedented levels of volatility and disruption on financial institutions, putting downward pressure on financial and other asset prices overall and on the credit availability for many issuers. The United States government and the Federal Reserve Bank created a number of programs that they believe will help stabilize credit markets and financial institutions and restore liquidity. There can be no assurance that these programs will improve the markets overall, or will resolve the credit or liquidity issues of companies that participate in the programs. Due to the current restrictions on the overall availability of credit in the financial markets, it may be more difficult for us to obtain the necessary financing if needed and it is likely to be more difficult to refinance or restructure our existing debt if it becomes necessary or desirable to do so. These restrictions could cause us to forgo otherwise attractive business opportunities and could require us to modify our business plan. We will continue to closely monitor our liquidity and the financial markets; however we can give no assurance that we will be able to obtain such financing either on favorable terms or at all in the future.

The recent instability of the financial markets and adverse economic conditions could have a material adverse effect on the ability of our customers to perform their obligations to us and on the demand for our services.

        Recently, there has been widespread concern over the instability of the financial markets and their influence on the global economy. As a result of the credit market crisis and other economic challenges currently affecting the global economy, our current or potential future customers may experience serious cash flow problems and as a result, may modify, delay, or cancel plans to purchase our services. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any inability of current and/or potential customers to pay us for our services may adversely affect our earnings and cash flows.

        In addition, the general economic environment significantly affects demand for our services. During periods of slowing economic activity, a global slowdown in spending on infrastructure development may occur in the markets in which we operate, and customers may reduce their purchases of our services. As a result, any significant economic downturn, including the current economic downturn and the adverse conditions in the credit markets, could have a material adverse effect on customer demand. In addition, because of widespread state budget deficits, which are likely to worsen as a result of reduced revenues generated due to the current economic conditions, many governmental agencies may be required to reduce the amount they spend on T&D and C&I projects.

        There can be no assurance that the current economic slowdown or further deterioration of economic conditions will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

Demand for our services is cyclical and vulnerable to industry downturns and regional and national downturns, which may be amplified by the current economic downturn.

        The demand for infrastructure construction and maintenance services from our customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the industries we serve as well as the United States economy in general. If the general level of economic activity continues to slow as a result of the current crisis in the financial markets, or if the economic activity in the regions that we serve slows, financing conditions for our industry could be adversely affected and our customers may delay commencement of work on, or cancel, new projects or maintenance activity on existing projects or may undertake to outsource less work to contractors such as us. A number of other factors, including financing conditions for the industry and customer financial conditions, could adversely affect our customers' ability or willingness to fund capital expenditures. As a result, demand for our services could decline substantially for extended periods, particularly during economic downturns, which could decrease our revenues, margins, profits and cash flows and have a material adverse effect on our financial condition, results of operations and cash flows.

Our industry is highly competitive.

        Our industry is served by numerous small, owner-operated private companies, a few public companies and several large national and regional companies. In addition, relatively few barriers prevent entry into the C&I market and the distribution market. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors in those areas. Competition in the industry depends on a number of factors, including price. Certain of our competitors, including our competitors in the transmission market, may have lower overhead cost structures and, therefore, may be able to provide their services at lower rates than ours. In addition, some of our competitors may have greater resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the markets we serve or maintain our customer base at current levels. We also may face competition from the in-house service organizations of our existing or prospective customers. Electric power providers often employ personnel to internally perform some of the same types of services we do. We cannot be certain that our existing or prospective customers will continue to outsource services in the future which could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, increased spending on public projects as outlined in the ARRA may also encourage additional competitors to enter the markets that we serve, resulting in increased competition and lower gross margins.

We may be unsuccessful at generating internal growth.

        Our ability to generate internal growth will be affected by, among other factors, our ability to:

  •
  attract new customers;

  •
  increase the number of projects performed for existing customers;

  •
  hire and retain qualified personnel;

  •
  successfully bid for new projects; or

  •
  adapt the range of services we offer to customers to address their evolving construction needs.

        In addition, our customers' inability to obtain capital may reduce the number or size of projects available to us. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business and the failure to do so could have a material adverse effect on our financial condition, results of operations and cash flow.

Many of our contracts may be canceled on short notice and we may be unsuccessful in replacing our contracts if they are canceled or as they are completed or expire.

        We could experience a decrease in our revenue, net income and liquidity if any of the following occur:

  •
  our customers cancel a significant number of contracts;

  •
  we fail to win a significant number of our existing MSA contracts upon re-bid;

  •
  we complete a significant number of non-recurring projects and cannot replace them with similar projects; or

  •
  we fail to reduce operating and overhead expenses consistent with any decrease in our revenue.

        Many of our customers may cancel our contracts on short notice, typically 30 to 90 days, even if we are not in default under the contract. Certain of our customers assign work to us on a project-by-project basis under MSAs. Under these agreements, our customers often have no obligation to assign a specific amount of work to us. Our operations could decline significantly if the anticipated volume of work is not assigned to us. Many of our contracts, including our MSAs, are opened to public bid at the expiration of their terms. There can be no assurance that we will be the successful bidder on our existing contracts that come up for re-bid.

Backlog may not be realized or may not result in profits.

        Backlog is difficult to determine accurately and different companies within our industry may define backlog differently. Additionally, most contracts, including MSAs, may be terminated by our customers on short notice, typically 30 to 90 days, but sometimes less. Reductions in backlog due to cancellation by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts in backlog. In the event of a project cancellation, we may be reimbursed for certain costs but we typically have no contractual right to the total revenues reflected in our backlog. Projects may remain in backlog for extended periods of time. The timing of contract awards and duration of large new contracts can significantly affect backlog reporting. Given these factors and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot assure you as to our customers' requirements or our estimates. An inability to realize revenue from our backlog could have a material adverse effect on our financial condition, results of operations and cash flows. See "Item 1. Business—Backlog" for a discussion on how we calculate backlog for our business.

The Energy Act may fail to result in increased spending on electric power transmission infrastructure and the current economic downturn in the United States may lead to cancellations or delays of related projects.

        In August 2005, the United States government enacted the Energy Act to encourage increased spending by the power industry. Implementation of the Energy Act remains subject to considerable fiscal and regulatory uncertainty. Many of the regulations implementing the components of the Energy Act have not been promulgated and many others have only recently been finalized at the agency level, and the effect of these regulations, once implemented and after any judicial review or challenge is uncertain. The Energy Act may not streamline the process for siting and permitting new transmission projects or eliminate the barriers to new transmission investments. As a result, the Energy Act may not result in the anticipated increased spending on the electric power transmission infrastructure. Continued uncertainty regarding the new infrastructure investments and the implementation and impact of the Energy Act may result in slower growth in demand for our services.

We may not benefit from the passage of the ARRA.

        In February 2009, the United States government enacted the ARRA for the purpose of stabilizing the United States economy through appropriations for various purposes, including investments in electricity delivery and energy reliability. While the ARRA includes appropriations of funds to be used for projects in which we could provide our services, we do not know whether we will be awarded or benefit from the ARRA. We cannot predict, among other things, the size, location, type, or timing of the projects that will be funded by the ARRA. Additionally, spending under the ARRA may not begin immediately and financial benefits may not be recognized for a few years.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously recognized profits.

        As discussed in "Management's Discussion and Analysis of Financial Condition and Results from Operations—Critical Accounting Policies" and in the notes to our consolidated financial statements, a significant portion of our revenues is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is commonly used in the industry for fixed price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Penalties are recorded when known or finalized, which generally is during the latter stages of the contract. In addition, we record adjustments to estimated costs of contracts when we believe the change in estimate is probable and the amounts can be reasonably estimated. These adjustments could result in both increases and decreases in profit margins. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant and could have a material adverse effect on our financial condition, results of operations and cash flows.

Our actual costs may be greater than expected in performing our fixed price and unit price contracts.

        We currently generate, and expect to continue to generate, a portion of our revenues and profits under fixed price and unit price contracts. We must estimate the costs of completing a particular project to bid for these types of contracts. The actual cost of labor and materials, however, may vary from the costs we originally estimated and we may not be successful in recouping additional costs from our customers. These variations, along with other risks inherent in performing fixed price and unit price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects due to changes in a variety of factors such as:

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

  •
  changes in local laws and regulations; or

  •
  delays caused by local weather conditions.

        Depending upon the size of a particular project, variations from the estimated contract costs could have a material adverse effect on our financial condition, results of operations and cash flows.

Our financial results are based upon estimates and assumptions that may differ from actual results.

        In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"), several estimates and assumptions are used by management in determining the reported amounts of assets and liabilities, revenues and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on U.S. GAAP. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. Estimates may be used in our assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, insurance claims liabilities, forfeiture estimates relating to stock-based compensation, revenue recognition based upon percentage-of-completion accounting and provision for income taxes. From time-to-time, we may publicly provide earnings or other forms of guidance, which reflect our predictions about future revenue, operating costs and capital structure, among other factors. These predictions may be impacted by estimates, as well as other factors that are beyond our control and may not turn out to be correct. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We insure against many potential liabilities and our reserves for estimated losses may be less than our actual losses.

        Although we maintain insurance policies with respect to automobile liability, general liability, workers' compensation and employers' liability, those policies do not cover all possible claims. We also have an employee health care benefit plan for employees not subject to collective bargaining agreements, which is subject to certain deductible limits. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs significantly above our estimates, such claims or costs could have a material adverse effect on our financial condition, results of operations and cash flows.

We may incur liabilities or suffer negative financial impacts relating to occupational health and safety matters.

        Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Our business is subject to numerous safety risks, including electrocutions, fires, natural gas explosions, mechanical failures, weather-related incidents, transportation accidents and damage to equipment on which we work. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. We have suffered serious injuries and fatalities in the past and may suffer additional serious injuries and fatalities in the future. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities. In addition, we have in the past, and we may in the future, be subject to criminal penalties relating to occupational health and safety violations, which have resulted in and could in the future result in substantial costs and liabilities.

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

We extend credit to customers for purchases of our services, and in the past we have had, and in the future we may have, difficulty collecting receivables from customers that experience financial difficulties.

        We grant credit, generally without collateral, to our customers in our T&D segment, which include investor-owned utilities, independent power producers, municipalities and cooperatives across the United States and in our C&I segment, which include general contractors, commercial and industrial facility owners, local governments and developers located primarily in the western United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the continental United States. Our customers also include special purpose entities that own T&D projects which do not have the financial resources of traditional transmission utility operators. If any of our major customers experience financial difficulties, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in any of our customer's revenues or cash flows could affect our ability to collect amounts due from them.

        Given the current economic downturn, increases in energy costs and macro-economic challenges currently affecting the economy of the United States, some of our customers may not be successful in generating sufficient revenues or securing the necessary financing to satisfy amounts owed to us. The inability of current and future customers to pay us for the services we provide could have a material adverse effect on our financial condition, results of operations and cash flows.

We derive a significant portion of our revenues from a few customers, and the loss of one or more of these customers could have a material adverse effect on our financial condition, results of operations and cash flows.

        Our customer base is highly concentrated, with our top ten customers accounting for 48.1% of our revenue for the year ended December 31, 2008. Our largest customer accounted for 9.8% of our revenue for the year ended December 31, 2008. Our revenue could significantly decline if we lose one or more of our significant customers. In addition, revenues generated from contracts with significant customers may vary from period-to-period depending on the timing and volume of work ordered by such customers in a given period and as a result of competition from the in-house service organizations of our customers. Reduced demand for our services or a loss of a significant customer could have a material adverse effect on our financial condition, results of operations and cash flows.

A significant portion of our business depends on our ability to provide surety bonds and we may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds.

        Our contracts may require that we provide to our customers security for the performance of their projects. This security may be in the form of a "performance bond" (a bond whereby a commercial surety provides for the benefit of the customer a bond insuring completion of the project), a "payment bond" (a separate bond insuring persons furnishing labor and materials to the project are paid), or both. Further, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds.

        Current or future market conditions, including losses incurred in the construction industry and the decrease in lending activity may have a negative effect on surety providers. These market conditions, as well as changes in our surety's assessment of our operating and financial risk, could also cause our surety providers to decline to issue or renew, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in our availability of bonding capacity, we may be unable to compete for or work on certain projects and such interruption or reduction could have a material adverse effect on our financial condition, results of operations and cash flows.

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

        The success of our business depends upon the continued efforts and abilities of our executive officers and senior management, including the management at each operating subsidiary. Other than with respect to our named executive officers and one additional member of our senior management team, we do not have employment or non-competition agreements with any of our employees. The relationships between our executive officers and senior management and our customers are important to obtaining and retaining business. We are also dependent upon our project managers and field supervisors who are responsible for managing and recruiting employees to our projects. There can be no assurance that any individual will continue in his or her capacity for any particular period of time and the loss of one or more of our key employees could have a material adverse effect on our business. Industry-wide competition for managerial talent is high. Given that level of competition, there could be situations where our overall compensation package may be viewed as less attractive as compared to our competition, and we may experience the loss of key personnel. The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business and relationships with our customers. We do not carry key person life insurance on key employees.

Our unionized workforce could adversely affect our operations.

        As of December 31, 2008, approximately 91% of our field labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have a material adverse effect on our financial condition, results of operations and cash flows.

        Additionally, these agreements may require us to participate with other companies in various multi-employer pension plans. To the extent that we participate in any multi-employer pension plans that are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we were to withdraw from them or if they were terminated. Furthermore, the Pension Protection Act of 2006 (the "PPA") imposes additional funding rules applicable to plan years beginning after 2007 for multi-employer plans that are classified as either "endangered", "seriously endangered" or "critical" status. For a plan that is classified as being in critical status, additional required contributions and benefit reductions would apply. However, we are not currently aware of any multi-employer plan to which any of our subsidiaries contributes as being in critical status as defined by the PPA.

Our business is labor intensive and we may be unable to attract and retain qualified employees.

        Our ability to maintain our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced shortages of certain types of qualified personnel. For example, there is a shortage of engineers, project managers, field supervisors, linemen and other skilled workers capable of working on and supervising the construction of high-voltage electric lines and substations. During periods with volumes of storm restoration services work, linemen are frequently recruited across geographic regions to satisfy demand. Many linemen are willing to travel in order to earn premium wages for such work, which from time-to-time makes it difficult for us to retain these workers for ongoing projects when storm conditions persist. The supply of experienced engineers, project managers, field supervisors, linemen and other skilled workers may not be sufficient to meet current or expected demand. The commencement of new, large-scale infrastructure projects or increased demand for infrastructure improvements as well as the aging utility workforce may further deplete the pool of skilled workers available to us, even if we are not awarded such projects. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses.

Inability to perform our obligations under EPC contracts may adversely affect our business.

        EPC contracts require us to perform a range of services for our customers, some of which we routinely subcontract to other parties. We believe that these types of contracts will become increasingly prevalent in the T&D industry. In most instances, these contracts require completion of a project by a specific date and the achievement of certain performance standards. If we subsequently fail to meet such dates or standards, we may be held responsible for costs resulting from such failure. Our inability to obtain the necessary material and equipment to meet a project schedule or the installation of defective material or equipment could have a material adverse effect on our financial condition, results of operations and cash flows.

We require subcontractors to assist us in providing certain services and we may be unable to retain the necessary subcontractors to complete certain projects.

        We use subcontractors to perform portions of our contracts and to manage workflow, particularly for design, engineering, procurement and some foundation work. Although we are not dependent upon any single subcontractor, general market conditions may limit the availability of subcontractors on which we rely to perform portions of our contracts and this could have a material adverse effect on our financial condition, results of operations and cash flows.

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

        Although our revenues are primarily driven by spending patterns in our customers' industries, our revenues and results of operations can be subject to seasonal variations, particularly in our T&D segment. These variations are influenced by weather, hours of daylight, customer spending patterns, available system outages from utilities, bidding seasons and holidays, and can have a significant impact on our gross margins. Our profitability may decrease during the winter months and during severe weather conditions because work performed during these periods may be restricted and more costly to complete. Additionally, our T&D customers often cannot remove their T&D lines from service during the summer months, when consumer demand for electricity is at its peak, delaying the demand for our maintenance and repair services. Working capital needs are also influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring when we increase outdoor construction in weather-affected regions of the country, and we convert working capital assets to cash during the winter months. Significant disruptions in our ability to perform services due to these seasonal variations could have a material adverse effect on our financial conditions, results of operation and cash flows.

Increases in the costs of certain materials and fuel could reduce our operating margins.

        Because we generally buy materials for our C&I projects, we are exposed to market risk of fluctuations in commodity prices of materials such as copper. Additionally, the price of fuel needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Most of our contracts do not allow us to adjust our pricing. Accordingly, any increase in material or fuel costs could have a material adverse effect on our financial conditions, results of operation and cash flows.

We could incur liquidated damages or other damages if we do not complete our projects in the time allotted under the applicable contract or we may be required to perform additional work if our services do not meet certain standards of quality.

        In many instances, our contracts require completion of a project by a specific date and/or the achievement of certain performance or quality standards. If we fail to meet such completion dates or standards, we may be responsible for payment in the form of contractually agreed upon liquidated or other damages or we may be required to perform additional services without payment. To the extent that any of these events occur, the total costs of a project could exceed the original estimated costs, and we would experience reduced profits or even, in some cases, a loss. Failure to comply with the completion dates and quality standards contained in our contracts could have a material adverse effect on our financial condition, results of operations and cash flows.

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

If we fail to integrate future acquisitions successfully, our financial condition, results of operations and cash flows could be adversely affected.

        As part of our growth strategy, we may acquire companies that expand, complement or diversify our business. Future acquisitions may expose us to operational challenges and risks, including the diversion of management's attention from our existing business, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves and the potential impairment of acquired intangible assets. Our ability to grow and maintain our competitive position may be affected by our ability to successfully integrate any businesses acquired.

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

Failure to establish and maintain effective internal controls over financial reporting could have a material adverse effect on our business, our operating results and the value of our common stock.

        Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to achieve and maintain adequate internal controls, our business, operating results and financial condition could be harmed. After we have been reporting as a public company for one year, we will furnish an assessment by our management on the design and operating effectiveness of our internal controls over financial reporting with our annual report on Form 10-K for the fiscal year ending December 31, 2009, and our independent registered public accounting firm will issue a report on that assessment as well. During the course of the documentation and testing necessary to make our assessment, we may identify significant deficiencies or material weaknesses that we may be unable to remediate before the requisite deadline for those reports. If our management or our independent registered public accounting firm were to conclude in their reports that our internal controls over financial reporting were not effective, this could have a material adverse effect on our ability to process and report financial information and the value of our common stock could significantly decline.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal executive offices are located at Three Continental Towers, 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008-4210, the lease term of which expires on June 30, 2012. In addition to our executive offices, our accounting and finance department, information technology department and certain legal personnel are also located at this facility. As of December 31, 2008, we owned 11 operating facilities and leased many other properties in various locations throughout our service territory. Most of our properties are used as offices or for fleet operations. We believe that our facilities are adequate for our current operating needs. We do not believe that any leased facility is material to our operations and, if necessary, we could obtain replacement facilities for our leased facilities. As discussed below under the heading "Management's Discussion and Analysis of Financial Condition and Results from Operations—Debt Instruments," many of these properties are subject to liens under our Credit Agreement dated August 31, 2007 (the "2007 Credit Agreement").

Item 3.    Legal Proceedings.

        We are from time-to-time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil and criminal penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings separately or in the aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

        We are routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of our present business as well as in respect of our divested businesses. Some of these claims and litigations include claims related to our current services and operations, and asbestos-related claims concerning historic operations of a divested subsidiary of our predecessor. We believe that we have strong defenses to these claims as well as adequate insurance coverage in the event any asbestos-related claim is not resolved in our favor. These claims have not had a material impact on us to date and we believe the likelihood that a future material adverse outcome will result from these claims is remote. However, if facts and circumstances change in the future, we cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on our financial condition, results of operations, or cash flows.

        In 2005, one of our subsidiaries was convicted of a criminal misdemeanor for violation of certain Occupational Safety and Health Administration ("OSHA") safety regulations that occurred in 1999. We were assessed and paid a fine of $0.5 million and the subsidiary was sentenced to probation for a three-year period, which was terminated on December 8, 2008. The conviction and subsequent probation did not have a material impact on our subsidiary or on us.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter of the 2008.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock, par value $0.01, has been listed on The NASDAQ Global Market under the symbol "MYRG" since September 9, 2008. From August 12, 2008 to September 8, 2008, our common stock was listed on the OTC Bulletin Board under the same trading symbol. The initial opening trading price of our common stock on August 12, 2008 was $16.00 per share. Our common stock ceased trading on the OTC Bulletin Board on September 8, 2008.

        The following table sets forth the high and low closing sales prices of our common stock per share, as reported by the OTC Bulletin Board and The NASDAQ Global Market, as applicable for each of the periods listed.

Quarter of Fiscal Year 2008	High	Low
Third Quarter (commencing August 12, 2008)	$16.60	$12.55
Fourth Quarter	$12.80	$5.90

Holders of Record

        As of March 11, 2009, we had 31 holders of record of our Common Stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

        Since the 2007 Private Placement, we have neither declared nor paid any cash dividend on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to compliance with covenants under any existing financing agreements, which may restrict or limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Performance Graph

        The following Performance Graph and related information shall be deemed "furnished" and not "filed" for purposes of Section 18 of the Exchange Act, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.

        The following graph compares, for the period from August 12, 2008 to December 31, 2008, the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Index (the "S&P 500 Index"), the Russell 2000 Index, and a peer group index selected by our management that includes fifteen publicly-traded companies within our industry (the "Peer Group"). The comparison assumes that $100 was invested on August 12, 2008 in our common stock, the S&P 500 Index, the Russell 2000 Index and the Peer Group, and further assumes all dividends were reinvested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

        The companies in the Peer Group were selected because they comprise a broad group of publicly-traded companies, each of which has some operations similar to ours. When taken as a whole, the Peer Group more closely resembles our total business than any individual company in the group. The Peer Group is composed of the following companies:

  •
  Ameron International Corporation

  •
  Astec Industries, Inc.

  •
  Michael Baker Corporation

  •
  Comfort Systems USA, Inc.

  •
  Dycom Industries, Inc.

  •
  EMCOR Group, Inc.

  •
  Granite Construction Incorporated

  •
  Insituform Technologies, Inc.

  •
  Integrated Electrical Services, Inc.

  •
  MasTec, Inc.

  •
  Matrix Service Company

  •
  Pike Holdings, Inc.

  •
  Quanta Services, Inc.

  •
  Tetra Tech, Inc.

  •
  TRC Companies, Inc.

 COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG MYR GROUP INC., THE S&P 500 INDEX,
THE RUSSELL 2000 INDEX AND THE PEER GROUP

ASSUMES $100 INVESTED ON AUG. 12, 2008
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

	Measurement Period
	8/12/08	8/31/08	9/30/08	10/31/08	11/30/08	12/31/08
MYR GROUP INC.	$100.00	$97.85	$77.91	$58.22	$62.28	$61.54
S&P 500 INDEX	$100.00	$99.60	$90.73	$75.49	$70.07	$70.82
RUSSELL 2000 INDEX	$100.00	$99.36	$91.44	$72.42	$63.85	$67.56
PEER GROUP	$100.00	$99.69	$83.17	$62.90	$59.16	$71.53

Item 6.    Selected Financial Data

        The following table sets forth certain summary consolidated financial information on a historical basis. The summary statement of operations and balance sheet data set forth below for the period from January 1, 2006 to November 30, 2006 (Predecessor basis); for the period from December 1, 2006 to December 31, 2006 and for the years ended December 31, 2007 and 2008 (Successor basis); and as of December 31, 2007 and 2008 (Successor basis), has been derived from our audited consolidated financial statements and footnotes thereto included elsewhere in this filing. The summary statement of operations and balance sheet data set forth below as of and for the year ended December 31, 2004 (Predecessor basis) have been derived from our historical consolidated financial statements not included in this filing. The summary statement of operations and balance sheet date set forth below as of and for the year ended December 31, 2005 (Predecessor basis) and as of December 31, 2006 (Successor basis) have been derived from our audited consolidated financial statements not included in this filing. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Historical results are not necessarily indicative of the results we expect in the future and quarterly results are not necessarily indicative of the results of any future quarter or any full-year period. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results from Operations" and the consolidated financial statements and notes thereto included in this annual report on Form 10-K.

	Predecessor(1)			Successor(1)
			For the period from January 1, 2006 to November 30, 2006	For the period from December 1, 2006 to December 31, 2006
	For the year ended December 31,				For the year ended December 31,
Statement of operations data: (in thousands, except share and per share data)	2004	2005			2007	2008
Contract revenues	$322,096	$508,700	$489,055	$46,202	$610,314	$616,107
Contract costs	293,812	457,287	435,520	41,381	540,868	525,924

Gross profit	28,284	51,413	53,535	4,821	69,446	90,183
Selling, general and administrative expenses	34,575	37,438	37,754	3,126	45,585	50,622
Amortization of intangible assets	306	306	281	115	769	334
Gain on sale of property and equipment	(475)	(855)	(434)	(10)	(768)	(813)
Goodwill and other intangible impairment(8)	—	16,618	—	—	—	—
Offering related charges	—	—	—	—	26,513	—

Income (loss) from operations	(6,122)	(2,094)	15,934	1,590	(2,653)	40,040
Other income (expense):
Interest income	194	469	1,382	145	1,234	1,001
Interest expense	(23)	(18)	(299)	(41)	(1,694)	(1,701)
Other, net	(119)	(343)	(192)	(20)	(153)	(212)

Income (loss) before provision (benefit) for income taxes	(6,070)	(1,986)	16,825	1,674	(3,266)	39,128
Income tax expense (benefit)	(2,595)	6,624	6,807	741	(64)	15,495

Income (loss) from continuing operations, net	(3,475)	(8,610)	10,018	933	(3,202)	23,633

Discontinued operations
Discontinued operations (net of income tax expense (benefit) of $(789) and $328 in 2004 and 2005)	(1,183)	492	—	—	—	—
Loss on sale of discontinued operations (net of income tax (benefit) of $(601) and $(450) in 2004 and 2005)	(901)	(1,356)	—	—	—	—

Income (loss) from discontinued operations, net	(2,084)	(864)	—	—	—	—

Net income (loss)	$(5,559)	$(9,474)	$10,018	$933	$(3,202)	$23,633

	Predecessor(1)			Successor(1)
			For the period from January 1, 2006 to November 30, 2006	For the period from December 1, 2006 to December 31, 2006
	For the year ended December 31,				For the year ended December 31,
(dollars in thousands)	2004	2005			2007	2008
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.21)	$(0.52)	$0.61	$0.06	$(0.19)	$1.20
Income (loss) from discontinued operations	(0.07)	0.03	—	—	—	—
(Loss) on sale of discontinued operations	(0.05)	(0.08)	—	—	—	—

Net income (loss)	$(0.33)	$(0.57)	$0.61	$0.06	$(0.19)	$1.20

Diluted income (loss) per common share
Income (loss) from continuing operations	$(0.21)	$(0.52)	$0.61	$0.06	$(0.19)	$1.14
(Loss) from discontinued operations	(0.07)	0.03	—	—	—	—
(Loss) from sale of discontinued operations	(0.05)	(0.08)	—	—	—	—

Net income (loss)	$(0.33)	$(0.57)	$0.61	$0.06	$(0.19)	$1.14

Weighted average number of common shares and potential common shares outstanding(7):
Basic	16,446,842	16,446,842	16,446,842	16,446,842	16,540,392	19,712,811
Diluted	16,446,842	16,446,842	16,446,842	16,446,842	16,540,392	20,706,953
	Predecessor(1)			Successor(1)
	As of December 31,			As of December 31,
Balance sheet data: (in thousands)	2004	2005		2006	2007	2008
Cash and cash equivalents	$12,696	$28,937		$26,223	$34,547	$42,076
Working capital(2)	55,990	54,664		41,636	52,126	62,073
Total assets	203,370	243,631		256,544	305,791	322,063
Long term debt(3)	—	—		—	30,000	30,000
Total liabilities	82,967	138,612		128,753	174,855	166,704
Stockholders' equity	$120,403	$105,019		$127,791	$130,936	$155,359
	Predecessor(1)			Successor(1)
			For the period from January 1, 2006 to November 30, 2006	For the period from December 1, 2006 to December 31, 2006
	For the year ended December 31,				For the year ended December 31,
Other Data: (Unaudited) (in thousands)	2004	2005			2007	2008
EBITDA(4)	$(3,232)	$1,586	$20,654	$2,690	$7,862	$50,974
Backlog(5)	267,072	224,006	N/A	N/A	216,602	316,022
Capital expenditures	4,127	5,302	12,482	1,331	26,085	27,955
Depreciation and amortization(6)	5,093	4,887	4,912	1,120	10,668	11,146
Net cash flows provided by operating activities	5,660	21,408	15,600	6,331	16,693	38,779
Net cash flows used in investing activities	(2,245)	(780)	(11,984)	(1,319)	(26,022)	(26,059)
Net cash flows (used in) provided by financing activities	—	(4,387)	(6,342)	(5,000)	17,653	(5,191)

(1)
On March 10, 2006 and November 30, 2006, ArcLight, through its affiliates MYR Group Holdings LLC and MYR Group Holdings II LLC, purchased an aggregate of approximately 98% of the outstanding shares of our common stock from FirstEnergy. The transaction was accounted for under the purchase method of accounting, which required our net assets to be recognized at fair value upon acquisition. The effect of this acquisition was reflected in our financial statements on November 30, 2006. Our financial statements for periods prior to December 1, 2006 (our Predecessor periods) were prepared on the historical cost basis of accounting, which existed prior to the transaction. Our financial statements for periods subsequent to November 30, 2006 (our Successor periods) were prepared on the new fair value basis of accounting. As a result, our results for the Successor periods are not necessarily comparable to the Predecessor periods.

(2)
Working capital represents total current assets less total current liabilities.

(3)
Long term debt represents the $30.0 million draw under our term loan facility at December 31, 2007 and 2008, including current maturities.

(4)
EBITDA, a performance measure used by management, is defined as net income (loss) plus: interest income and expense, provision (benefit) for income taxes and depreciation and amortization, as shown in the table below. EBITDA, as presented for the years ended December 31, 2004 and 2005, for the period from January 1, 2006 to November 30, 2006, for the period from December 1, 2006 to December 31, 2006, and for the years ended December 31, 2007 and 2008, is not defined under U.S. GAAP, and does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from the presentation of, EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company's operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired.

  Using EBITDA as a performance measure has material limitations as compared to net income, or other financial measures as defined under U.S. GAAP as it excludes certain recurring items which may be meaningful to investors. EBITDA excludes interest expense or interest income; however, as we have borrowed money to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are a necessary element of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense, interest income, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net income in each period, so as to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after tax basis. Using both EBITDA and net income to evaluate the business allows management and investors to (a) assess our relative performance against our competitors and (b) monitor our capacity to generate returns for our stockholders.

  The following table provides a reconciliation of net income to EBITDA:

	Predecessor(1)			Successor(1)
			For the period from January 1, 2006 to November 30, 2006	For the period from December 1, 2006 to December 31, 2006
	For the year ended December 31,				For the year ended December 31,
(dollars in thousands)	2004	2005			2007	2008
Net income (loss)	$(5,559)	$(9,474)	$10,018	$933	$(3,202)	$23,633
Interest expense (income), net	(171)	(451)	(1,083)	(104)	460	700
Provision (benefit) for income taxes	(2,595)	6,624	6,807	741	(64)	15,495
Depreciation and amortization(6)	5,093	4,887	4,912	1,120	10,668	11,146

EBITDA	$(3,232)	$1,586	$20,654	$2,690	$7,862	$50,974

We also use EBITDA as a liquidity measure. In addition to the rationale expounded above, we believe this financial measure is important in analyzing our liquidity because it is a key component of certain material covenants contained within the 2007 Credit Agreement, which is discussed in more detail in Note 9 to our Consolidated Financial Statements. Non-compliance with these financial covenants under the 2007 Credit Agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, causing us to incur additional cost, and such relief might not be on terms as favorable as those in our existing 2007 Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the 2007 Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure would be useful to investors and relevant to their assessment of our capacity to service, or incur, debt.

The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Predecessor(1)			Successor(1)
			For the period from January 1, 2006 to November 30, 2006	For the period from December 1, 2006 to December 31, 2006
	For the year ended December 31,				For the year ended December 31,
(dollars in thousands)	2004	2005			2007	2008
EBITDA	$(3,232)	$1,586	$20,654	$2,690	$7,862	$50,974
Add/(subtract)
Interest income (expense), net	171	451	1,083	104	(460)	(700)
Benefit (provision) for income taxes	2,595	(6,624)	(6,807)	(741)	64	(15,495)
Depreciation and amortization	(5,093)	(4,887)	(4,912)	(1,120)	(10,668)	(11,146)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities	5,211	20,309	2,995	315	23,191	14,592
Changes in operating assets and liabilities	6,008	10,573	2,587	5,083	(3,296)	554

Net cash flows provided by operating activities	$5,660	$21,408	$15,600	$6,331	$16,693	$38,779

(5)
Backlog represents our estimated revenue on uncompleted contracts, including the amount of revenue on contracts on which work has not begun, minus the revenue we have recognized under such contracts. We calculate backlog differently for different types of contracts. For our fixed price contracts, we include the full remaining portion of the contract in our calculation of backlog. For our unit price, time-and-equipment, time-and-materials and cost-plus contracts, our projected revenue for a three-month period is included in the calculation of backlog, regardless of the duration of the contract, which typically exceeds such three-month period. These types of contracts are generally awarded as part of MSAs which typically have a one- to three-year duration from execution. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator.

(6)
Depreciation and amortization includes depreciation on capital assets and amortization of finite lived intangible assets.

(7)
Basic and diluted income (loss) per common share data and our basic diluted weighted average number of common shares and potential common shares outstanding reflects the effect of the approximately 164.47 common shares for one common share stock split of our common stock completed on December 13, 2007.

Diluted weighted average number of common shares and potential common shares outstanding includes the effect of dilutive securities assuming that such securities were exercised into common shares during the period presented. Potential common shares are not included when the inclusion of such shares would be anti-dilutive or if certain performance conditions were not met. For the years ended December 31, 2004 and 2005, for the period from January 1, 2006 to November 30, 2006, and for the period from December 1, 2006 to December 31, 2006, potential common shares were not included as performance conditions of such shares had not been met. For the year ended December 31, 2007, potential common shares were not included as the inclusion of such shares would have been anti-dilutive due to the net loss from continuing operations recognized for the period.

(8)
As part of the business valuation associated with the acquisition of our common stock by affiliates of ArcLight, subsequent to the December 31, 2005 balance sheet date but before the consolidated financial statements were issued for the year ended December 31, 2005, it was determined that an impairment had occurred at December 31, 2005. Based on the second step comparison of the fair value to the restated carrying value, the impairment loss of $16.6 million was recorded by the T&D and C&I reporting units of $12.4 million and $4.2 million, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS FROM OPERATIONS

        The following discussions should be read in conjunction with the other sections of this report, including the consolidated financial statements and related notes contained in Item 8 of this annual report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in "Cautionary Statement Concerning Forward-Looking Statements" and "Risk Factors." We assume no obligation to update any of these forward-looking statements.

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

        The combined financial information for the year ended December 31, 2006 is presented solely for the reader's convenience. As presented in the table, this information is generated from the simple addition of the financial results of the Predecessor and the Successor periods of 2006 for each associated line item. Combined revenues, contract costs, gross profit, income from operations and net income do not purport to be alternatives to revenue, contract costs, gross profit, income from operations and net income as respectively determined in accordance with U.S. GAAP, as measures of operating performance. We use, and we believe investors benefit from the presentation of, combined measures for 2006 in evaluating operating performance because it provides us and our investors with a basis to compare key performance metrics for 2006, 2007 and 2008 on an annual basis. We believe the presentation of combined measures is useful to investors and other external users of our financial statements in evaluating our operating performance because combined measures allow for direct comparison with comparable measures between 2006 and 2008. For purposes of this "Management's

Discussion and Analysis", all references to 2006 are made on a combined basis, unless otherwise specified.

	Predecessor	Successor	Combined(1)	Successor
(dollars in thousands)	For the period from January 1 to November 30, 2006	For the period from December 1 to December 31, 2006	For the year ended December 31, 2006	For the year ended December 31, 2007	For the year ended December 31, 2008
			(unaudited)
Contract revenues	$489,055	$46,202	$535,257	$610,314	$616,107
Contract costs(2)	435,520	41,381	476,901	540,868	525,924

Gross profit	53,535	4,821	58,356	69,446	90,183
Selling, general and administrative
expenses(2)	37,754	3,126	40,880	45,585	50,622
Amortization of intangible assets(2)	281	115	396	769	334
Gain on sale of property and equipment	(434)	(10)	(444)	(768)	(813)
Offering related charges	—	—	—	26,513	—

Income (loss) from operations	15,934	1,590	17,524	(2,653)	40,040
Other income (expense)
Interest income	1,382	145	1,527	1,234	1,001
Interest expense	(299)	(41)	(340)	(1,694)	(1,701)
Other, net	(192)	(20)	(212)	(153)	(212)

Income (loss) before provision
(benefit) for income taxes	16,825	1,674	18,499	(3,266)	39,128
Income tax expense (benefit)	6,807	741	7,548	(64)	15,495

Net income (loss)	$10,018	$933	$10,951	$(3,202)	$23,633

(1)
The presentation of the 2006 results on this combined basis does not comply with U.S. GAAP; however, management believes that this provides useful information to assess the relative performance of the business in all periods presented in the financial statements. The caption included within our statements of operations that was materially impacted by the change in basis of accounting is contract costs, which includes depreciation and amortization. The periods combined are the period from January 1, 2006 to November 30, 2006 (Predecessor) and the period from December 1, 2006 to December 31, 2006 (Successor).

(2)
The results for the one-month period in 2006 and for the 12 months ended December 2007 and 2008 (Successor) reflect the impact of push down accounting; specifically, depreciation of tangible assets increased by $0.5 million, $1.8 million and $1.9 million, and amortization of intangible assets increased by $0.09 million, $0.5 million and $0.03 million, respectively.

The purchase by ArcLight of 60% and 38.33% of the outstanding shares of our common stock for $69.8 million and $57.7 million in cash, including transaction costs on March 10, 2006 and November 30, 2006, respectively, was accounted for as a step acquisition using the purchase accounting method. As a result, ArcLight's basis in our net assets was pushed down since their interest exceeded 95%. The impact of this change due to the application of purchase accounting on our statement of operations for the period from December 1, 2006 to December 31, 2008 was as follows:

Increase (decrease) due to application of purchase accounting	Period from December 1 to December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008
(dollars in thousands)
Contract revenues	$—	$—	$—

Contract costs	463	1,816	1,988

Gross profit	(463)	(1,816)	(1,988)

Selling, general and administrative expenses	(6)	(64)	(74)

Amortization of intangible assets	89	463	28

Gain on sale of property and equipment	—	—	—

Offering related charges	—	—	—

Income (loss) from operations	(546)	(2,215)	(1,942)

Other income (expense)
Interest income	—	—	—

Interest expense	—	—	—

Other, net	—	—	—

Income (loss) before provision (benefit)
for income taxes	(546)	(2,215)	(1,942)

Income tax expense (benefit)	(242)	(904)	(769)

Net income (loss)	$(304)	$(1,311)	$(1,173)

  We do not believe the impact of these adjustments is significant to an understanding of the underlying business trends or results of operations when comparing the year ended December 31, 2006 on a combined basis to the years ended December 31, 2007 and 2008.

        Our overall revenues grew from $535.3 million in 2006 to $616.1 million in 2008, representing a compound annual growth rate of 7.3%, all of which was organic. During that same period, our EBITDA improved from $23.3 million in 2006 to $51.0 million in 2008 and net income improved from $11.0 million in 2006 to $23.6 million in 2008. EBITDA is not defined under U.S. GAAP and does not purport to be an alternative to net income as a measure of operating performance or to be an alternative to net cash flows provided by operating activities as a measure of liquidity. For a reconciliation of EBITDA to net income and a reconciliation of EBITDA to net cash flows provided by operating activities, refer to footnote 4 under "Item 6. Selected Financial Data".

        Our growth has been driven primarily by successful bids for, and execution of, several large projects, our ability to continue to capitalize on increased infrastructure spending in our markets and the breadth of our customer base. We believe our centralized fleet and skilled workforce provide us with a competitive advantage as increased spending in the transmission infrastructure market has resulted in an increased demand for a limited supply of specialized equipment and labor. We expect to continue to grow our business organically, as well as selectively consider strategic acquisitions that may improve our competitive position within our existing markets, expand our geographic footprint or strengthen our fleet.

        We derive our revenues from two reportable segments which we refer to as our T&D segment and our C&I segment:

        Transmission and Distribution.    We provide our T&D services to electric utilities and other similar entities. The services we provide include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems to electric utilities and other similar entities. As a result of several key industry trends, including increased attention to the inadequacy of the existing electric utility infrastructure as well as the impact of the passage of the Energy Act in 2005 and the ARRA in 2009, we expect the demand for transmission construction and maintenance services will increase and that it is projected by the Edison Electric Institute ("EEI") to continue to grow significantly in the future. An increase in capital spending on transmission infrastructure could represent a growth opportunity for our T&D business, as transmission construction, maintenance and repair has long been a core competency for us. Also, as part of our core competency, we have been successful in completing several large transmission turnkey EPC projects. For the year ended December 31, 2008, our T&D revenues were approximately $446.9 million or 72.5% of our consolidated revenue. For the year ended December 31, 2007, our T&D revenues were approximately $434.5 million or 71.2% of our consolidated revenue. Revenue from transmission projects represented 62.9% and 64.9% of T&D segment revenue for the years ended December 31, 2008 and 2007, respectively.

        In our T&D segment, we generally serve the electric utility industry as a prime contractor. We have long-standing relationships with many of our T&D customers who rely on us to construct and maintain reliable electric and other utility infrastructure. In 2008, measured by revenue in our T&D segment, we provided 40.6% of our T&D services under fixed price contracts. We also provide many services to our customers under multi-year MSAs and other variable service agreements. We focus on managing our profitability by selecting projects we believe will provide attractive margins. We achieve these margins by actively managing the costs of completing our projects, holding customers accountable for changes to contract specifications and rewarding our employees for keeping costs under budget.

        We also provide emergency restoration services in response to hurricane, ice or other storm related damage, which typically account for less than $25.0 million, or 4.5% of our annual consolidated revenues. However, in 2008, we recognized revenues of approximately $43.2 million, or 7.0% of our annual consolidated revenues, from storm related restoration services mainly due to significant hurricane activity in the Gulf Coast region (from Hurricanes Gustav and Ike) and ice storm activity in the Northeast region of the country.

        Commercial and Industrial.    Our C&I segment provides electrical contracting services for commercial and industrial construction in the western United States. We are focused on the Arizona and Colorado regional markets where we have achieved sufficient scale to deploy the level of resources necessary to achieve what we believe are leading market shares. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, casinos, arenas, convention centers, manufacturing plants, processing facilities and transportation control and management systems. For the year ended December 31, 2008, our C&I revenues were approximately $169.2 million or 27.5% of our consolidated revenue. For the year ended December 31, 2007, our C&I revenues were approximately $175.8 million or 28.8% of our consolidated revenue.

        In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry as well as to facility owners. We have a diverse customer base with many long-standing relationships. In 2008, measured by revenue in our C&I segment, we provided 44.9% of our services under fixed price contracts.

        Our new long-term incentive plan.    Our future financial results will reflect the application of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), Share-Based Payment ("SFAS No. 123R") to the grant of stock-based compensation awards. In December 2007, we granted 540,000 stock options under our 2007 Long-Term Incentive Plan (the "LTIP") to certain directors, officers and employees in connection with the 2007 Private Placement. These options vest over a four year period and have an exercise price of $13.00 per share. In November 2008, we granted an additional 9,500 stock options to certain employees, which also vest over a four-year period and have an exercise price of $7.98 per share.

        Total stock compensation expense related to these option grants of approximately $27,000 and $918,000 was recognized for the years ended December 31, 2007 and 2008, respectively, based upon a weighted-average grant date fair value of approximately $6.87 per share, excluding the impact of expected forfeitures.

        As of December 31, 2008, there was approximately $2.8 million of total unrecognized compensation cost related to stock options granted under the LTIP. This cost is expected to be recognized over a weighted average vesting period of 2.98 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Business Drivers and Measures; Seasonality; Fluctuations of Results

        Our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions in the United States. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular quarter, and regional economic conditions may also materially affect future results. Accordingly, our operating results in any particular quarter or year may not be indicative of the results that can be expected for any other quarter or for any other year. You should read "Outlook" and "Understanding Gross Margins" below for additional discussion of trends and challenges that may affect our financial condition and results of operations.

        Although our revenues are primarily driven by spending patterns in our customers' industries, our revenues, particularly those derived from our T&D segment, and results of operations can be subject to seasonal variations. These variations are influenced by weather, hours of daylight, customer spending patterns, available system outages from utilities, bidding seasons and holidays. Extended periods of rain can affect the deployment of our crews. During the winter months, demand for our work is generally lower due to inclement weather. During the summer months, the demand for our work may be affected by fewer available system outages during which we can perform electrical line service work, which is due to peak electrical demands caused by warmer weather conditions. During the spring and fall months, the demand for our work generally increases due to improved weather conditions.

        We also provide storm restoration services to our T&D customers. These services tend to have a higher profit margin and normally offset some of the negative financial effects that severe weather can have on normal T&D operations, such as lost revenues in connection with weather-related delays in our construction, maintenance and repair work. However, storm restoration service work is highly unpredictable and can cause our results of operations to vary greatly from quarter to quarter.

        Our revenues will also fluctuate based on the timing of our large contracts. As a result of the positive and negative effects of weather-related events on the services we provide and periodic effect of our large contacts, it is difficult to predict recurring trends for our business.

Outlook

        We have experienced a slow down in bidding activity for near-term or "ready-to-proceed" projects in the fourth quarter of 2008 as customers have re-evaluated their construction and maintenance spending plans in light of the current economic conditions and credit crisis. The contract margins for new work also came under pressure in response to the reduced level of bidding activity in the fourth quarter of 2008. The current bidding environment for larger long-term transmission work related to specific projects and MSAs remains strong, although we believe that many of those projects may not start construction until 2010.

        We expect that the ARRA, signed into law in February 2009, will drive an increase in T&D infrastructure spending over the long-term. However, the eligibility for use of the funds authorized in the ARRA has not yet been determined. In addition, we anticipate that there will be a delay between when our clients commit to new projects, the start of any construction due to the time required for permitting, right-of-way acquisition, engineering, material procurement and the bidding process, and the ultimate recognition of revenue related to the projects. Therefore, we cannot be sure if, and when, the ARRA would impact our business and financial results.

        We continue to invest in equipment and manpower development in anticipation of the increased T&D infrastructure spending across the United States. We have made investments in capital expenditures of approximately $26.1 million and $28.0 million in 2007 and 2008, respectively, most of which was spent to prepare for the anticipated expansion of our T&D business. Our C&I business is much less capital intensive. We anticipate that we will continue to invest in additional property and equipment for another year or more before our annual capital spending levels off to a more normalized volume.

Understanding Gross Margins

        Our gross margin is gross profit expressed as a percentage of revenues. Contract costs consist primarily of salaries, wages and benefits to employees, depreciation, fuel and other equipment expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Various factors, some of which are beyond our control, impact our gross margins on a quarterly or annual basis.

        Capital Expenditures.    Over the last few years, we have spent a significant amount of capital on property, facilities and equipment, with the majority of such expenditures being used to purchase additional specialized equipment to enhance our fleet and to reduce our reliance on operating leases and short term equipment rentals. We believe that the investment in specialized equipment will reduce our costs and improve our margins over the long-term, although there can be no assurance in this regard. However, we will continue to rely on leases for non-specialized equipment, such as light trucks.

        Depreciation and Amortization.    We include depreciation in contract costs. This is common practice in our industry, but can make comparability to other companies difficult. We expect that, as a result of our current capital expenditure program, depreciation expenses will increase in the future. Depreciation and amortization expenses have also increased as a result of the increase in tangible and intangible assets in the purchase price allocation recorded in connection with the acquisition of our common stock by affiliates of ArcLight. We consider equipment lease and rental costs to be costs associated with performing a contract. We believe decreased contract costs with respect to lower rental or lease payments for some types of equipment will more than offset higher depreciation expense associated with buying more specialized equipment for our projects.

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

        Revenue Mix.    The mix of revenue derived from the industries we serve will impact gross margins. Changes in our customers' spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenue by industry served. Storm restoration services typically command higher profit margins than maintenance services. Seasonal and weather factors, as noted above, can impact the timing at which customers perform maintenance and repairs, which can cause a shift in the revenue mix. For example, during the period following Hurricanes Gustav and Ike in 2008 and Hurricane Katrina in 2005, a portion of our resources were temporarily shifted to storm restoration services work away from maintenance and repair services, thereby resulting in higher gross margins.

        Service and Maintenance Compared to New Construction.    In general, new construction work has a higher gross margin than maintenance and repair work. New construction work is often obtained on a fixed price basis, which carries a higher risk than other types of pricing arrangements because a contractor bears the risk of increased expenses. As such, we generally bid fixed price contracts with higher profit margins built into our bids. We typically derive approximately 13.0 to 28.0% of our revenue from maintenance and repair work, which is performed under pre-established or negotiated prices or cost-plus pricing arrangements, which generally allow us a set margin above our costs. Thus, the mix between new construction work, at fixed price, and maintenance and repair work, at cost-plus, in a given period will impact gross margin in that period.

        Subcontract Work.    We generally experience lower gross margins when we subcontract portions of our work because we typically mark up subcontractor costs less than our own labor and equipment costs. We typically subcontract approximately 8.0 to 11.0% of our work to other service providers.

        Materials versus Labor.    Margins may be lower on projects on which we furnish materials because we are not able to mark up materials as much as labor and equipment costs. In a given period, a higher percentage of work that has a higher materials component may decrease overall gross margin.

        Insurance.    Gross margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of December 31, 2008, we carried insurance policies for the following, which were subject to certain deductibles: workers' compensation, general liability and automobile liability. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. The determination of such estimated losses and their appropriateness are reviewed by management and updated at least quarterly.

        Project Bonding Requirements.    Approximately 22.6%, 31.9% and 22.2% of our business by revenue for the years ended December 31, 2006, 2007 and 2008 respectively, required surety bonds or other means of financial assurance to secure contractual performance. If we fail to perform or pay subcontractors and vendors, the customer may demand that the surety provide services or make payments under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the bonds. As of December 31, 2008, the total amount of bonded backlog was approximately $106.0 million, which represented 33.6% of our backlog at that time.

        Estimation, Fleet Utilization and Bidding.    We operate a centrally-managed fleet in an effort to achieve the highest equipment utilization. We also develop internal equipment rates to reflect our true equipment costs, which in turn, provide our business units with appropriate cost information to estimate bids for new projects more accurately. Availability of equipment for a particular contract is determined by our internal fleet ordering process which is designed to optimize the use of internal fleet assets and allocate equipment costs to individual contracts. We believe these processes allow us to utilize our equipment efficiently, which leads to improved gross margins. We also believe our teams of trained estimators help us to determine potential costs and revenues and make informed decisions on whether to bid for a project and the rates to use in making that bid. The ability to accurately estimate labor needs and material costs in connection with a new project can also lead to improved gross margins.

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

Consolidated Results of Operations

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2008

        Revenues.    Revenues increased $5.8 million, or 0.9%, from $610.3 million for the year ended December 31, 2007 to $616.1 million for the year ended December 31, 2008. The increase in revenues was the result of a significant increase in storm related restoration services due to hurricane activity in the Gulf Coast region and ice storm activity in the Northeast region of the country. This increase in storm-related revenues was partially offset by the fact that there were fewer large construction projects in production during 2008 as compared to 2007.

        Gross profit.    Gross profit increased $20.7 million, or 29.9%, from $69.4 million for the year ended December 31, 2007 to $90.2 million for the year ended December 31, 2008. As a percentage of overall revenues, gross margin increased from 11.4% for the year ended December 31, 2007 to 14.6% for the year ended December 31, 2008. The increase in gross margin as a percentage of overall revenues was attributable to several factors. During the year ended December 31, 2007, there were a few underperforming contracts that generated contract losses of approximately $2.8 million for the period. During the year ended December 31, 2008, there was a significant increase in storm related restoration services due to the hurricane and ice storm activity; these services carried a higher margin resulting in incremental gross profit of approximately $6.1 million for the period. During the year ended December 31, 2008, we also experienced strong performance and increased margins on a few large contracts that resulted in approximately $6.2 million in additional gross profit for the period. Additionally, we experienced lower equipment costs resulting from our reduced reliance on operating leases and short term rentals to finance our fleet of construction equipment.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased $5.0 million, or 11.0%, from $45.6 million for the year ended December 31, 2007 to $50.6 million for the year ended December 31, 2008. The increase relates primarily to additional support staff added, annual salary increases, the increase in stock-based compensation expense related to awards granted under the LTIP and other incremental costs related to being a public company. As a percentage of revenues, these expenses increased from 7.5% for the year ended December 31, 2007 to 8.2% for the year ended December 31, 2008.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment remained constant at $0.8 million for the years ended December 31, 2007 and 2008. Gains from the sale of property and equipment are the result of routine sales of such items, as we regularly dispose of property and equipment that are no longer useful or valuable to our ongoing operations.

        Offering related charges.    Offering related charges of $26.5 million for the year ended December 31, 2007, represent significant expenses incurred by us as a result of the 2007 Private Placement. Such expenses include: (1) the non-cash compensation charge of $14.5 million related to the accelerated vesting of options granted under our previous stock incentive plan, (2) the non-cash compensation charge of $4.0 million related to the reclassification of management shares subject to redemption from liability to equity, (3) the discretionary bonus of $1.2 million authorized following the 2007 Private Placement, related to the income tax burden associated with the purchase of shares by management in July 2007, (4) a compensation charge of $1.5 million related to the potential severance payments to our executive officers under employment agreements entered into in connection with the offering, (5) the compensation charge of $3.0 million related to the transaction bonus payments that we paid to certain named executive officers and employees, and (6) certain pre-offering preparation expenses of $2.3 million related to the preparation of historical financial statements and related disclosures required for the 2007 Private Placement. Pre-offering preparation expenses included periodic operating costs such as accounting and tax services, valuation services, and accounting and legal support services.

        Interest income.    Interest income decreased $0.2 million from $1.2 million for the year ended December 31, 2007 to $1.0 million for the year ended December 31, 2008. The decrease in interest income was attributable to lower average interest rates throughout the year.

        Interest expense.    Interest expense remained constant at $1.7 million for the years ended December 31, 2007 and 2008.

        Provision for income taxes.    The benefit for income taxes was $0.1 million for the year ended December 31, 2007, with an effective tax rate of 2.0%, compared to a provision of $15.5 million for the year ended December 31, 2008, with an effective tax rate of 39.6%. The 2007 effective rate was primarily affected by non-deductible compensation expense related to common shares subject to redemption and other permanent items.

        Net income (loss).    Net loss in 2007 was $3.2 million, which included $26.5 million of offering related charges on a pretax basis ($16.5 million after income tax benefit), compared to net income in 2008 of $23.6 million.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	Year Ended December 31,
	2007		2008
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$434,479	71.2%	$446,867	72.5%
Commercial & Industrial	175,835	28.8	169,240	27.5

Total	$610,314	100.0	$616,107	100.0

Operating income (loss):
Transmission & Distribution	$31,369	7.2	$46,232	10.3
Commercial & Industrial	10,007	5.7	16,672	9.9

Total	41,376	6.8	62,904	10.2

Corporate(1)	(44,029)	(7.2)	(22,864)	(3.7)

Consolidated	$(2,653)	(0.4)%	$40,040	6.5%

(1)
The corporate charges in 2007 include the offering related charges of $26.5 million, of which $18.6 million consisted of noncash compensation charges. For more information, refer to Note 2 to our Consolidated Financial Statements.

Transmission & Distribution

        Net sales for our T&D segment for the year ended December 31, 2007 were $434.5 million compared to $446.9 million for the year ended December 31, 2008, an increase of $12.4 million or 2.9%. The majority of the increase in revenues was the result of a significant increase in storm related restoration services due to hurricane activity in the Gulf Coast region and ice storm activity in the Northeast region of the country. This increase in storm-related revenues was partially offset by the fact that there were fewer large construction projects in production during 2008 as compared to 2007.

        Operating income for our T&D segment for the year ended December 31, 2007 was $31.4 million compared to $46.2 million for the year ended December 31, 2008, an increase of $14.9 million, or 47.4%. As a percentage of revenues, operating income for our T&D segment increased from 7.2% for the year ended December 31, 2007 to 10.3% for the year ended December 31, 2008. The increase in operating income in the T&D segment was due to several factors. During the year ended December 31, 2007, there were a few underperforming contracts that generated contract losses of approximately $2.8 million for the period. During the year ended December 31, 2008, there was a significant increase in storm related restoration services due to the hurricane and ice storm activity; these services carried a higher margin resulting in incremental gross profit of approximately $6.1 million for the period. During the year ended December 31, 2008, we also experienced strong performance and increased margins on a few large contracts that resulted in approximately $3.4 million in additional gross profit for the period. We also experienced lower equipment costs resulting from our reduced reliance on operating leases and short term rentals to finance our fleet of construction equipment.

Commercial & Industrial

        Net sales for our C&I segment for the year ended December 31, 2007 were $175.8 million compared to $169.2 million for the year ended December 31, 2008, a decrease of $6.6 million or 3.8%. The decrease in revenues was due to the fact that fewer major projects were in production during 2008 as compared to 2007, which was caused by pressures from overall economic conditions and an increase in competitive bidding in the C&I markets that we serve.

        Operating income for our C&I segment for the year ended December 31, 2007 was $10.0 million compared to $16.7 million for the year ended December 31, 2008, an increase of $6.7 million, or 66.6%. As a percentage of revenues, operating income for our C&I segment increased from 5.7% for the year ended December 31, 2007 to 9.9% for the year ended December 31, 2008. The increase in operating income in our C&I segment was due mainly to a better mix of higher margin projects and cost efficiencies during the construction process. During the year ended December 31, 2008, we experienced strong performance and increased margins on a few large contracts that resulted in approximately $2.8 million in additional gross profits for the period.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2007

        Revenues.    Revenues increased $75.0 million, or 14.0%, from $535.3 million for the year ended December 31, 2006 to $610.3 million for the year ended December 31, 2007. The increase in revenues was a result of successful new transmission contracts in the Midwest and West and a significant increase in work across our C&I segment. This increase was offset by the reduction in revenues from a large EPC contract which was substantially completed during the first six months of 2006, and the net decrease in emergency storm restoration in 2007 compared to 2006. One large EPC contract provided $53.2 million in revenues during the year ended December 31, 2006, and total revenues associated with storm restoration services in 2006 were approximately $23.7 million as compared to $10.0 million of emergency restoration services in 2007. Excluding the large EPC contract and the emergency storm restoration, revenues in 2007 increased $141.9 million, or 31.0% from the same period in 2006.

        Gross profit.    Gross profit increased $11.0 million, or 19.0%, from $58.4 million for the year ended December 31, 2006 to $69.4 million for the year ended December 31, 2007. As a percentage of overall revenues, gross margin increased from 10.9% for the year ended December 31, 2006 to 11.4% for the year ended December 31, 2007. The increase in gross margins for the year ended December 31, 2007 was attributable to several C&I projects that experienced a contract margin increase as a result of lower than anticipated costs as they neared completion. T&D contract margins improved but were largely offset by higher depreciation and amortization charges. Depreciation and amortization increased by approximately $2.0 million in 2007 due to the November 30, 2006 acquisition of common stock by ArcLight which caused a step up of fixed assets and intangibles.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased $4.7 million, or 11.5%, from $40.9 million for the year ended December 31, 2006 to $45.6 million for the year ended December 31, 2007. The increase relates primarily to additional support staff added as revenues increased, annual salary increases and increases in bonus expense for the period. As a percentage of revenues, these expenses decreased from 7.6% for the year ended December 31, 2006 to 7.5% for the year ended December 31, 2007.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment increased by $0.4 million from $0.4 million for the year ended December 31, 2006 to $0.8 million for the year ended December 31, 2007. The increase in gain from the sale of equipment resulted from the routine sale of property and equipment that was no longer useful or valuable to our ongoing operations.

        Offering related charges.    As described above, Offering related charges of $26.5 million for the year ended December 31, 2007, represent significant expenses incurred by us as a result of the 2007 Private Placement.

        Interest income.    Interest income decreased $0.3 million from $1.5 million for the year ended December 31, 2006 to $1.2 million for the year ended December 31, 2007. The decrease to interest income was attributable to a decrease in average daily cash balance. This reduction in interest income was partially offset by more favorable average interest rates in 2007.

        Interest expense.    Interest expense increased $1.4 million from $0.3 million for the year ended December 31, 2006 to $1.7 million for the year ended December 31, 2007. The increase in interest expense is a result of the increased average borrowings and the $50.0 million draw under our Credit Facility that occurred on August 31, 2007.

        Provision for income taxes.    The provision for income taxes was $7.5 million for the year ended December 31, 2006, with an effective tax rate of 40.8% compared to a benefit of $0.1 million for the year ended December 31, 2007, with an effective tax rate of 2.0%. The 2007 effective rate was primarily affected by non-deductible compensation expense related to common shares subject to redemption and other permanent items.

        Net income (loss).    Net loss in 2007 of $3.2 million included $26.5 million of offering related charges on a pretax basis ($16.5 million after income tax benefit), compared to net income of $11.0 million in 2006.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	Year Ended December 31,
	2006(1)		2007
(dollars in thousands)	Amount	Percent	Amount	Percent
	(unaudited)
Contract revenues:
Transmission & Distribution	$398,562	74.5%	$434,479	71.2%
Commercial & Industrial	136,695	25.5	175,835	28.8

Total	$535,257	100.0	$610,314	100.0

Operating income (loss):
Transmission & Distribution	$28,699	7.2	$31,369	7.2
Commercial & Industrial	5,264	3.9	10,007	5.7

Total	33,963	6.3	41,376	6.8

Corporate(2)	(16,439)	(3.1)	(44,029)	(7.2)

Consolidated	$17,524	3.2%	$(2,653)	(0.4)%

(1)
The presentation of the 2006 results on this combined basis does not comply with U.S. GAAP; however, management believes that this provides useful information to assess the relative performance of the businesses in all periods presented in the financial statements. The captions included within our statements of operations that are materially impacted by the change in basis of accounting include depreciation and amortization. The periods combined are the period from January 1, 2006 to November 30, 2006 (Predecessor) and the period from December 1, 2006 to December 31, 2006 (Successor).

(2)
The corporate charges in 2007 include the offering related charges of $26.5 million, of which $18.6 million consisted of noncash compensation charges. For more information, refer to Note 2 to our Consolidated Financial Statements for additional information.

Transmission & Distribution

        Net sales for our T&D segment for the year ended December 31, 2006 were $398.6 million compared to $434.5 million for the year ended December 31, 2007, an increase of $35.9 million or 9.0%. This increase in revenues was a result of several new projects in the Midwest and West offset by the substantial completion of a large EPC contract during the year of 2006. One large EPC contract provided $53.2 million in revenues during the year ended December 31, 2006. Total revenues associated with storm restoration services in 2006 were approximately $23.7 million as compared to $10.0 million of emergency restoration services in 2007. Excluding the large EPC contract and the emergency storm restoration revenues, our T&D revenues increased $102.8 million, or 32.0% from the same period in 2006.

        Operating income for our T&D segment for the year ended December 31, 2006 was $28.7 million compared to $31.4 million for the year ended December 31, 2007, an increase of $2.7 million, or 9.4%. As a percentage of revenues, operating income for our T&D segment remained constant at 7.2% for the year ended December 31, 2006 and for the year ended December 31, 2007. Higher contract margins in 2007 were offset in part by higher depreciation and amortization charges. Depreciation and amortization was higher by approximately $2.0 million in 2007 due to the November 30, 2006 acquisition of common stock by ArcLight which caused a step up of fixed assets and intangibles.

Commercial & Industrial

        Net sales for our C&I segment for the year ended December 31, 2006 were $136.7 million compared to $175.8 million for the year ended December 31, 2007, an increase of $39.1 million or 28.6%. The increase is attributed to continued strength in commercial and industrial construction activity in our core markets and new project wins.

        Operating income for our C&I segment for the year ended December 31, 2006 was $5.3 million compared to $10.0 million for the year ended December 31, 2007, an increase of $4.7 million, or 88.7%. The increase in operating income for our C&I segment during the year ended December 31, 2007 was related to increased contract revenue, a better mix of projects and cost efficiencies during the construction process. As a percentage of revenues, operating income for our C&I segment increased from 3.9% for the year ended December 31, 2006 to 5.7% for the year ended December 31, 2007.

Liquidity and Capital Resources

Cash Requirements

        Our cash and cash equivalents on hand totaled $42.1 million as of December 31, 2008. We anticipate that our cash and cash equivalents on hand, our $60.0 million borrowing availability under the 2007 Credit Agreement, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures. We expect that our capital spending in 2009 will be reasonably consistent with our 2008 capital spending. Although we believe that we have adequate cash and availability under our credit facility to meet these needs, our anticipated participation in certain significant large-scale initiatives to rebuild the United States electric power grid may require additional working capital, depending upon the size and duration of the project and the financial terms of the underlying agreement.

Sources and Uses of Cash

        As of December 31, 2008, we had cash and cash equivalents of $42.1 million, positive working capital of $62.1 million and long-term liabilities, in the amount of $43.4 million, which consisted of the long-term portion of our term loan facility, deferred income taxes and deferred compensation obligations. We also had $15.0 million of letters of credit outstanding under the 2007 Credit Agreement. During the year ended December 31, 2008, operating activities associated with our T&D and C&I segments resulted in net cash flow from operations of $38.8 million compared to $16.7 million for the year ended December 31, 2007. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide our customers. We used net cash in investing activities of $26.1 million, including $28.0 million used for capital expenditures, offset by $1.9 million of proceeds from the sale of property and equipment. We used net cash in financing activities of $5.2 million, resulting primarily from net cash paid for equity financing costs related to the registration of our common stock and from the payment of a note payable to FirstEnergy.

Debt Instruments

        On August 31, 2007, we entered into an agreement for a $125.0 million senior secured credit facility which provides for a $75.0 million revolving credit line (which may be increased or decreased in accordance with the terms of the related credit agreement) and a $50.0 million term loan facility. At our option, borrowings under the 2007 Credit Agreement will bear interest at either (1) the greater of a prime rate or the Federal funds rate plus a spread based upon our leverage ratio or (2) an adjusted LIBOR index rate plus a spread based upon our leverage ratio. There were $30.0 million of borrowings outstanding accruing interest at an adjusted one-month LIBOR index rate of 1.5% at December 31, 2008. As of December 31, 2008, we had a $15.0 million letter of credit outstanding, which reduced our borrowing capacity under the revolving credit line. The 2007 Credit Agreement expires on August 31, 2012. We had $60.0 million available under the 2007 Credit Agreement as of December 31, 2008.

        The terms of the 2007 Credit Agreement require, among other things, that we adhere to a maximum leverage ratio and maintain a minimum EBITDA-based interest coverage ratio, both calculations of which are defined under the 2007 Credit Agreement, as amended April 21, 2008, and determined on a rolling four consecutive quarter basis. The EBITDA-based interest coverage ratio covenant requires us to have a ratio of EBITDA to interest expense of not less than a ratio of 3.0 to 1.0. We are also not permitted to have a maximum leverage ratio of greater than 3.0 to 1.0. As of December 31, 2008, our interest coverage ratio was in excess of 30.0 to 1.0 and our leverage ratio was less than 1.0 to 1.0, both within the required covenant levels permitted under the 2007 Credit Agreement.

        The 2007 Credit Agreement also includes other specific limits or restrictions on additional indebtedness, liens and capital expenditure activity. Our obligations under the 2007 Credit Agreement are secured by a lien on all of our property (including the capital stock of our subsidiaries) other than our real property and fixtures and any property subject to a certificate of title, a lease or a similar interest. As of December 31, 2008, we were in compliance with all applicable debt covenants.

Off-Balance Sheet Transactions

        We enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations and surety guarantees entered into in the normal course of business. We have not engaged in any off-balance sheet financing arrangements through special purpose entities.

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

        We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of December 31, 2008, the maximum guaranteed residual value was approximately $2.3 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

        We typically have purchase options on the equipment underlying our long-term operating leases and many of our short-term rental arrangements. We are exercising many of these purchase options now as the need for equipment is on-going and the purchase option price is attractive.

Letters of Credit

        Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our insurance programs. In addition, from time-to-time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions in accordance with the terms of the letter of credit. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under any letter of credit in the foreseeable future.

        As of December 31, 2008, we had a $15.0 million letter of credit outstanding under the 2007 Credit Agreement primarily to secure obligations under our casualty insurance program. This irrevocable stand-by letter of credit has a current maturity date of June 1, 2009; however, upon maturity, we expect to renew this letter of credit for another one-year period.

Surety Bonds

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, with the consent of our lenders under the 2007 Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the 2007 Credit Agreement. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2008, an aggregate of approximately $406.4 million in original face amount of bonds issued by the surety were outstanding.

        Our estimated remaining cost to complete these bonded projects was approximately $99.4 million as of December 31, 2008.

Contractual Obligations

        As of December 31, 2008, our future contractual obligations are as follows (in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter	Other
Long term debt obligations	$30,000	$—	$—	$—	$30,000	$—	$—	$—
Operating lease obligations	24,279	9,831	7,343	4,387	2,257	461	—	—
Income tax contingencies	823	—	—	—	—	—	—	823

Total	$55,102	$9,831	$7,343	$4,387	$32,257	$461	$—	$823

        The above long term debt obligations exclude interest charges relating to our 2007 Credit Agreement, which currently carries interest at LIBOR plus a spread of 1.00%, based upon our current leverage ratio. Management believes that fluctuations in the applicable variable interest rate will not have a material impact on the Company's cash flows and financial position.

        Excluded from the above table are our multi-employer pension plan contributions which are determined annually based on our union employee payrolls, which cannot be determined for future periods in advance.

        The amount of income tax contingencies has been presented in the "Other" column in the table above due to the fact that the period of future payment cannot be reliably estimated. For further information, refer to Note 10 to our Consolidated Financial Statements.

Concentration of Credit Risk

        We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. No customer accounted for more than 11.9% of revenues for the period from January 1, 2006 to November 30, 2006, for the period from December 1, 2006 to December 31, 2006, or for the years ended December 31, 2007 and 2008. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

        Borrowings under the 2007 Credit Facility are based upon an interest rate that will vary depending upon the Federal fund rates and LIBOR. If we borrow additional amounts under the 2007 Credit Facility, the interest rate on those borrowings will also be variable. If the Federal fund rates or LIBOR rise, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. As of December 31, 2008, we had $30.0 million of borrowings outstanding under the 2007 Credit Facility. The 2007 Credit Agreement currently accrues annual interest at one-month LIBOR rates in effect at each month-end plus a spread of 1.00%, based upon our current leverage ratio, as defined in the credit agreement governing the 2007 Credit Facility. A 0.125% increase or decrease in the interest rate would have the effect of changing our interest expense by $37,500 per annum.

Inflation

        Due to relatively low levels of inflation experienced during the years ended December 31, 2006, 2007 and 2008, inflation did not have a significant effect on our results.

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, ("FSP FAS 157-1") and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"). FSP FAS 157-1 clarifies the FASB position that SFAS No. 157 does not apply to the various accounting pronouncements that address fair value measurements of leases, with the exception of assets acquired and liabilities assumed in a business combination that would be subject to measurement requirements under SFAS 141 or SFAS 141R. FSP FAS 157-1 is effective upon the adoption of SFAS No. 157. FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all nonfinancial assets and nonfinancial liabilities. The partial adoption of SFAS No. 157 effective January 1, 2008 did not have a material impact on our consolidated financial statements. The adoption of the remaining provisions of SFAS No. 157 and FSP FAS 157-1 on January 1, 2009 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141R will require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R on January 1, 2009 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

        Also, in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, the statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

        Additionally, in December 2007, the SEC published Staff Accounting Bulletin No. 110 ("SAB No. 110"). SAB No. 110 expresses the views of the SEC staff regarding the use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS No. 123R. In particular, the SEC staff indicated in SAB No. 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of the expected term. The SEC staff stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. However, in SAB No. 110, the SEC staff stated that it would accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The adoption of SAB No. 110 did not have a material impact on our consolidated financial position, results of operations and cash flows.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment to FASB Statement No. 133. SFAS No. 161 enhances the required disclosures regarding derivatives and hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 on January 1, 2009 is not expected to have a material impact on our consolidated financial position, result of operations or cash flows.

        In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007). FSP FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP FAS 142-3 on January 1, 2009 is not expected to have a material impact on our consolidated financial position, result of operations or cash flows.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

        Impairment of Goodwill, Intangibles and Long-Lived Assets.    SFAS No. 142 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized but, instead, must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate or a loss of key customers or personnel. Absent any such impairment indicator, we perform our impairment tests annually at the beginning of the fourth quarter.

        SFAS No. 142 requires that management make certain estimates and assumption in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. We believe our assumptions used in discounting future cash flows are appropriate. However, if our current estimates of projected cash flow for our T&D and C&I operating segments had been approximately 20% and 47% lower, respectively, the fair value of the reporting unit would have been lower than the carrying value thus requiring us to perform an impairment test to determine the "implied value" of goodwill. The excess of the carrying value of goodwill over the "implied value" of goodwill would need to be written down for impairment.

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

        Insurance.    We carry insurance policies for the following, which are subject to certain deductibles: workers' compensation, general liability and automobile liability. Our deductible for each line of coverage is equal to the first $1.0 million per claim up to the claim aggregate amount as defined per each policy. The claim aggregate for each policy is calculated as the cumulative excess over the first $0.5 million of each claim incurred, up to the deductible amount per claim. The claim aggregate amount for each policy is as follows: $1.5 million for workers' compensation, $1.5 million for general liability and $1.0 million for automobile liability. Once a policy's claim aggregate is reached per line of coverage, the deductible for that policy is reduced to $0.5 million per claim.

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

        We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain and we maintain an allowance for tax contingencies that we believe is adequate. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, we may not realize deferred tax assets to the extent we have estimated. At December 31, 2007 and 2008, we did not have any valuation allowances established for deferred tax assets as future realization is deemed more likely than not.

        Stock-Based Compensation.    Effective January 1, 2006, we account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires the measurement of compensation for stock-based awards based on the estimated fair values at the grant date for equity classified awards and the recognition of the related compensation expense over the appropriate vesting period and, for liability classified awards, based on the fair value of the award at each period until settled. Recognition of compensation expense for liability awards is based upon changes in fair value and is prorated over the appropriate vesting period subject, if applicable, to performance conditions. Under SFAS No. 123R, compensation expense is based, among other things, on (i) the classification of an award as either an equity or a liability award, (ii) assumptions relating to fair value measurement such as the value of the Company's stock and volatility, the expected term of the award and forfeiture rates, and (iii) whether performance criteria, if any, have been met. The Company uses both internal and external data to assess compensation expense. Changes in these estimates based on factors such as market volatility or employee behavior, such as terminations or exercise of awards, could significantly impact stock based compensation expense in the future.

        In conjunction with the closing of the 2007 Private Placement, all unvested outstanding stock options granted under the 2006 Stock Option Plan became fully vested due to the change in control provisions in our stock option plan along with the acceleration by us of the time vesting requirements under our stock option plan for all option holders. We recorded additional compensation expense of approximately $14.5 million upon the completion of the 2007 Private Placement.

        Also in 2007, the management stockholders agreement was amended to eliminate the 8% annual rate of return provision, as well as the Company's obligation to repurchase the shares outstanding. As a result of the amendment, the Company adjusted the liability related to management shares subject to redemption to stockholders' equity in the consolidated balance sheet. This adjustment was treated as a modification of an award under SFAS No. 123R, whereby the Company changed the consideration of the management shares subject to redemption from a liability-classified award to an equity-classified award. The Company recognized compensation expense for the increase in fair value of the modified award of approximately $4.0 million over the recorded redemption liability amount immediately prior to the modification and reclassified the amount to stockholders' equity. The fair value of the shares after modification was based upon the $13 per share value of the Company's stock at that date, less a 5% liquidity discount for the shares. For further information, refer to Note 13 to our Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        As of December 31, 2008, we did not have any derivative instruments. We did not use any material derivative financial instruments during the years ended December 31, 2007 and 2008, including trading or speculation on changes in interest rates, or commodity prices of materials used in our business.

        We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. No customer accounted for more than 10.9% of our consolidated revenues for the years ended December 31, 2007 or 2008. Management believes the terms and conditions in its contracts and its billing and collection policies are adequate to minimize the potential credit risk.

        Borrowings under the 2007 Credit Agreement are based upon an interest rate that will vary depending upon the Federal fund rates and LIBOR. If we borrow additional amounts under the 2007 Credit Agreement, the interest rate on those borrowings will also be variable. If the Federal fund rates or LIBOR rise, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. As of December 31, 2008, we had $30 million of borrowings outstanding under the 2007 Credit Agreement. The 2007 Credit Agreement currently accrues annual interest at one-month LIBOR rates in effect at each month end plus a spread of 1.00%, based upon our current leverage ratio, as defined in the credit agreement governing the 2007 Credit Agreement. A 0.125% increase or decrease in the interest rate would have the effect of changing our interest expense by $37,500 per annum.

Item 8.    Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	55
Consolidated Balance Sheets as of December 31, 2007 and 2008	57
Consolidated Statements of Operations for the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006 (Successor), and for the years ended December 31, 2007 and 2008 (Successor)	58
Consolidated Statements of Stockholders' Equity for the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006 (Successor), and for the years ended December 31, 2007 and 2008 (Successor)	59
Consolidated Statements of Cash Flows for the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006 (Successor), and for the years ended December 31, 2007 and 2008 (Successor)	60
Notes to the Consolidated Financial Statements	61

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc. (Successor)

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of MYR Group Inc. and Subsidiaries at December 31, 2007 and 2008, and the results of their operations and their cash flows for period from December 1, 2006 to December 31, 2006 and the years ended December 31, 2007 and 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 11, 2009

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc. (Predecessor)

        In our opinion, the accompanying consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of MYR Group Inc. and Subsidiaries for the period from January 1, 2006 to November 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
November 24, 2007, except for the effects of the stock split discussed in Note 2, as to which the date is December 13, 2007

MYR Group Inc.

Consolidated Balance Sheets

As of December 31, 2007 and 2008 (Successor)

	Successor
(in thousands, except share data)	2007	2008
Assets
Current assets
Cash and cash equivalents	$34,547	$42,076
Accounts receivable, net of allowances of $1,213 and $1,845, respectively	99,570	94,048
Costs and estimated earnings in excess of billings on uncompleted contracts	27,851	25,821
Deferred income tax assets	10,110	10,621
Receivable for insurance claims in excess of deductibles	7,358	8,968
Refundable income taxes	5,136	145
Other current assets	2,315	3,731

Total current assets	186,887	185,410
Property and equipment, net of accumulated depreciation of $10,791 and $21,158, respectively	57,609	75,873
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $884 and $1,218, respectively	12,208	11,874
Other assets	2,488	2,307

Total assets	$305,791	$322,063

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$30,834	$30,187
Billings in excess of costs and estimated earnings on uncompleted contracts	35,880	32,698
Accrued self insurance	30,409	32,881
Other current liabilities	37,638	27,571

Total current liabilities	134,761	123,337
Long term debt, net of current maturities	30,000	30,000
Deferred income tax liabilities	8,662	12,429
Other liabilities	1,432	938

Total liabilities	174,855	166,704

Commitments and contingencies
Stockholders' equity
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2007 and 2008	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 34,229,576 and 19,712,811 shares issued and 19,712,811 and 19,712,811 shares outstanding at December 31, 2007 and 2008, respectively	342	197
Additional paid-in capital	315,732	141,159
Retained earnings (accumulated deficit)	(9,630)	14,003
Treasury stock, at cost (14,516,765 and 0 shares, respectively)	(175,508)	—

Total stockholders' equity	130,936	155,359

Total liabilities and stockholders' equity	$305,791	$322,063

The accompanying notes are an integral part of these consolidated financial statements.

MYR Group Inc.

Consolidated Statements of Operations

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

	Predecessor	Successor
	January 1 to November 30,	December 1 to December 31,	Year ended December 31,
(in thousands, except share and per share data)	2006	2006	2007	2008
Contract revenues	$489,055	$46,202	$610,314	$616,107
Contract costs	435,520	41,381	540,868	525,924

Gross profit	53,535	4,821	69,446	90,183
Selling, general and administrative expenses	37,754	3,126	45,585	50,622
Amortization of intangible assets	281	115	769	334
Gain on sale of property and equipment	(434)	(10)	(768)	(813)
Offering related charges	—	—	26,513	—

Income (loss) from operations	15,934	1,590	(2,653)	40,040
Other income (expense):
Interest income	1,382	145	1,234	1,001
Interest expense	(299)	(41)	(1,694)	(1,701)
Other, net	(192)	(20)	(153)	(212)

Income (loss) before provision (benefit) for income taxes	16,825	1,674	(3,266)	39,128
Income tax expense (benefit)	6,807	741	(64)	15,495

Net income (loss)	$10,018	$933	$(3,202)	$23,633

Income (loss) per common share:
—Basic	$0.61	$0.06	$(0.19)	$1.20
—Diluted	$0.61	$0.06	$(0.19)	$1.14
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,446,842	16,446,842	16,540,392	19,712,811
—Diluted	16,446,842	16,446,842	16,540,392	20,706,953

The accompanying notes are an integral part of these consolidated financial statements.

MYR Group Inc.

Consolidated Statements of Stockholders' Equity

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
Predecessor
Balance at December 31, 2005	$—	$164	$132,153	$(27,298)	$—	$105,019
Net income	—	—	—	10,018	—	10,018
Cash dividend/distribution from equity	—	—	(6,034)	—	—	(6,034)
Noncash dividend/distribution, net	—	—	(1,850)	—	—	(1,850)
Purchase by management from FirstEnergy of common shares subject to redemption	—	(2)	(1,918)	—	—	(1,920)
Income tax benefit related to stock compensation	—	—	230	—	—	230

Balance at November 30, 2006	$—	$162	$122,581	$(17,280)	$—	$105,463

Successor
Balance at December 1, 2006	$—	$162	$131,613	$—	$—	$131,775
Net income	—	—	—	933	—	933
Cash dividend/distribution from equity	—	—	(4,917)	—	—	(4,917)

Balance at December 31, 2006	—	162	126,696	933	—	127,791
Net loss	—	—	—	(3,202)	—	(3,202)
Cash dividend/distribution from equity	—	—	(41,010)	(7,361)	—	(48,371)
Purchase by management from ArcLight of common shares subject to redemption	—	(3)	(2,030)	—	—	(2,033)
Costs incurred on behalf of the Company by ArcLight	—	—	395	—	—	395
Issuance of common stock	—	178	214,783	—	—	214,961
Equity financing costs	—	—	(3,800)	—	—	(3,800)
Adjustment related to the common shares subject to redemption liability-to-equity modification	—	5	6,571	—	—	6,576
Purchase of treasury stock	—	—	—	—	(175,508)	(175,508)
Stock-based compensation expense related to awards	—	—	14,560	—	—	14,560
Employee stock option transactions	—	—	(433)	—	—	(433)

Balance at December 31, 2007	—	342	315,732	(9,630)	(175,508)	130,936
Net income	—	—	—	23,633	—	23,633
Retirement of outstanding treasury stock	—	(145)	(175,363)	—	175,508	—
Additional equity financing costs	—	—	(130)	—	—	(130)
Stock-based compensation expense related to awards	—	—	918	—	—	918
Payment received on note from stockholder	—	—	2	—	—	2

Balance at December 31, 2008	$—	$197	$141,159	$14,003	$—	$155,359

The accompanying notes are an integral part of these consolidated financial statements.

MYR Group Inc.

Consolidated Statements of Cash Flows

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

	Predecessor	Successor
	January 1 to November 30,	December 1 to December 31,	Year ended December 31,
(in thousands)	2006	2006	2007	2008
Cash flows from operating activities
Net income (loss)	$10,018	$933	$(3,202)	$23,633
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation	4,632	1,005	9,899	10,812
Amortization of intangible assets	280	115	769	334
Stock-based compensation expense related to awards	—	—	14,560	918
Adjustment related to the common shares subject to redemption liability-to-equity modification	—	—	4,039	—
Other non-cash items	114	13	718	85
Deferred income taxes	(1,597)	(808)	(6,026)	3,256
Gain on sale of property and equipment	(434)	(10)	(768)	(813)
Changes in operating assets and liabilities
Accounts receivable, net	17,916	(1,442)	(23,560)	5,522
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,788)	6,744	(218)	2,030
Construction materials inventory	13,103	—	—	—
Receivable for insurance claims in excess of deductibles	2,542	(1,024)	1,858	(1,610)
Other assets	946	(1,520)	(4,084)	3,671
Accounts payable	(11,270)	1,830	3,534	(2,851)
Billings in excess of costs and estimated earnings on uncompleted contracts	(14,413)	(4,988)	13,241	(3,182)
Accrued self insurance	1,175	1,465	(864)	2,472
Other liabilities	3,376	4,018	6,797	(5,498)

Net cash flows provided by operating activities	15,600	6,331	16,693	38,779

Cash flows from investing activities
Proceeds from sale of property and equipment	498	12	950	1,896
Payment related to sale of discontinued operations	—	—	(887)	—
Purchases of property and equipment	(12,482)	(1,331)	(26,085)	(27,955)

Net cash flows used in investing activities	(11,984)	(1,319)	(26,022)	(26,059)

Cash flows from financing activities
Proceeds on term loan	—	—	50,000	—
Repayments on term loan	—	—	(20,000)	—
Proceeds from issuance of common stock	—	—	214,961	—
Purchase of treasury stock	—	—	(175,508)	—
Employee stock option transactions	—	—	(433)	—
Equity financing costs	—	—	(1,002)	(2,895)
Debt issuance costs	(394)	—	(507)	—
Payment on note payable to FirstEnergy	—	—	—	(2,298)
Notes receivable from purchase of (payment for) common stock	(144)	—	142	2
Excess tax benefit from share-based payments	230	—	—	—
Dividends paid	(6,034)	(5,000)	(50,000)	—

Net cash flows provided by (used in) financing activities	(6,342)	(5,000)	17,653	(5,191)

Increase (decrease) in cash and cash equivalents	(2,726)	12	8,324	7,529
Cash and cash equivalents
Beginning of period	28,937	26,211	26,223	34,547

End of period	$26,211	$26,223	$34,547	$42,076

The accompanying notes are an integral part of these consolidated financial statements.

MYR Group Inc.

Notes to Consolidated Financial Statements

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

1.    Organization and Business

        MYR Group Inc. (the "Company") consists of the following wholly owned subsidiaries: The L. E. Myers Co., a Delaware corporation; Hawkeye Construction, Inc., an Oregon corporation; Harlan Electric Company, a Michigan corporation; Sturgeon Electric Company, Inc., a Michigan corporation; MYR Transmission Services, Inc., a Delaware corporation; ComTel Technology Inc., a Colorado corporation; MYRpower, Inc., a Delaware corporation and Great Southwestern Construction, Inc., a Colorado corporation.

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

2.    Basis of Presentation and Acquisition of Common Stock by ArcLight

        On March 10, 2006, ArcLight Capital Partners, LLC ("ArcLight") through its subsidiary MYR Group Holdings LLC, purchased 60% of the outstanding shares of the common stock of the Company from FirstEnergy Corp. ("FirstEnergy") for $69,792 in cash, including transaction costs.

        On June 2, 2006, certain members of management exercised their stock purchase rights to purchase the Company's common stock from FirstEnergy. Management purchased 1.67% of the Company's outstanding common stock from FirstEnergy for $1,920, consisting of $1,766 in cash and $154 in debt. The management shares had certain rights that allowed the shares to be sold back to the Company under certain conditions. As a result, such shares were presented as liabilities for balance sheet presentation purposes as of December 31, 2006. All other rights are the same as other outstanding common stock. Certain members of management borrowed an aggregate of $154 from the Company to finance the stock purchase. Notes receivable totaling $144 at December 31, 2006 were netted against the management shares subject to redemption recorded in current liabilities.

        On November 30, 2006, ArcLight, through its subsidiary MYR Group Holdings II, LLC, purchased the remaining 38.33% of the outstanding shares of the common stock of the Company from FirstEnergy for $57,654 in cash, including transaction costs.

        This transaction ("the Acquisition") was accounted for as a step acquisition using the purchase accounting method. Under the guidance of Staff Accounting Bulletin ("SAB") No. 54, Application of "Pushdown" Basis of Accounting in Financial Statement Subsidiaries Acquired by Purchase, ArcLight's basis in the net assets of the Company was "pushed down" to the Company as ArcLight's interest exceeded 95%. Therefore, the accompanying consolidated financial statements present separately the financial position, results of operations, cash flows and changes in stockholders' equity for the Company on a "Successor" basis after November 30, 2006 (reflecting the Company's ownership by ArcLight and other controlling members) and on a "Predecessor" basis (without reflecting the Company's acquisition by ArcLight prior to November 30, 2006). The financial information of the Company has been

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

2.    Basis of Presentation and Acquisition of Common Stock by ArcLight (Continued)

separated by a vertical line on the face of the consolidated financial statements to identify the periods in which these different bases of accounting were applied.

        In summary, ArcLight and members of management acquired 100% of the predecessor company for a total consideration, including transaction costs, of $133,768. ArcLight's investment in the Company consisted of cash paid of $129,366 and their pro rata share of net earnings between March 10, 2006 and November 30, 2006 of $4,402. The excess amount of purchase price over the fair value of the assets acquired and liabilities assumed has been recorded to goodwill as of November 30, 2006. Factors that have contributed to the recognition of goodwill as a result of ArcLight's acquisition include the Company's ability to benefit from favorable long-term growth trends in electricity consumption, its capacity to efficiently utilize its skilled workforce and the potential for operating improvements. The purchase price of the assets acquired and liabilities assumed as of November 30, 2006 was allocated based on fair values as follows:

2006
Current assets	$157,591
Property and equipment	39,195
Goodwill	46,599
Intangible assets	13,092
Other non-current assets	2,130
Current liabilities	(109,417)
Deferred income tax liabilities	(14,603)
Other non-current liabilities	(819)

$133,768

Management shares subject to redemption	$1,993
Additional paid-in capital	131,775

$133,768

        The following unaudited pro forma consolidated results of operations assume that the Acquisition and the related push down of the purchase accounting was completed as of January 1, for the year ended December 31, 2006:

(amount in thousands, except share and per share data)	2006

Pro forma contract revenues (Unaudited)	$535,257
Pro forma income from continuing operations (Unaudited)	$8,029
Pro forma net income per common share—basic and diluted (Unaudited)	$0.49
Pro forma weighted average shares outstanding—basic and diluted (Unaudited)	16,446,842

        The unaudited pro forma results of operations for the periods prior to the Acquisition include the amortization of intangibles acquired, net of related income tax effects, and the additional depreciation

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

2.    Basis of Presentation and Acquisition of Common Stock by ArcLight (Continued)

expense, net of related income tax effects, resulting from the changes in the remaining useful lives and the step up to fair value of the related buildings and construction equipment. Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

        On March 10, 2006, the Company declared a stock split of 1,000 to 1 increasing authorized shares of common stock to 150,000 and issued and outstanding shares of common stock to 100,000 shares.

        On December 13, 2007, the Company completed a stock split of approximately 164.47 common shares to one common share and a change in par value of its common stock from no par value to $0.01 per share. Additionally, on December 13, 2007, the Company amended its certificate of incorporation to authorize the issuance of 4,000,000 shares of preferred stock, having a par value of $0.01 per share. However, none of the preferred shares are currently issued or outstanding. The Company has retroactively adjusted all of the share information in the accompanying financial statements to give effect to the stock splits, the change in par value and the authorization of preferred shares.

        On December 20, 2007 and December 26, 2007, the Company completed a private placement offering (the "Offering") whereby 17,780,099 shares of common stock were sold for total proceeds of approximately $214,961 before total equity financing expenses of approximately $3,930. The Company used the proceeds to repurchase 14,516,765 shares from ArcLight and certain members of management for a total cost of approximately $175,508. The remaining proceeds were used to repay $20,000 of the outstanding term loan facility and for general corporate purposes.

        In conjunction with the Offering, the Company incurred significant charges related to the Offering. Therefore, the Company has presented these expenses related to the Offering as a separate line item in the consolidated statement of operations for the year ended December 31, 2007. The following table details the major components of these expenses:

Offering related charges
Accelerated vesting of stock options, non-cash (Note 14)	$14,533
Adjustment related to common shares subject to redemption liability-to-equity modification, non-cash (Note 13)	4,039
Bonus related to tax burden associated with management shares (Note 13)	1,166
Executive management employment agreements (Note 12)	1,462
Management transaction bonus(1)	3,000
Pre-offering preparation expenses(2)	2,313

$26,513

    (1)
    The management transaction bonus represents amounts awarded to certain members of management upon the closing of the Offering.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

2.    Basis of Presentation and Acquisition of Common Stock by ArcLight (Continued)

    (2)
    The pre-offering preparation expenses are expenses incurred by the Company for the purpose of preparing necessary historical financial statements and related disclosures for the Offering. Such expenses included auditing and tax services, valuation services, and accounting and legal support services. These expenses have been accounted for as periodic operating costs and are exclusive of the $3,930 of equity financing expenses recorded in additional paid-in capital, as they are not directly related to the preparation of the Offering.

3.    Summary of Significant Accounting Policies

Revenue Recognition

        Revenues from the Company's construction services are performed under fixed-price, time-and-equipment, time-and-materials, unit-price, and cost-plus fee contracts.

        Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term based on either input (e.g., costs incurred under the cost-to-cost method which is typically used for development effort) or output (e.g., units delivered under the units-of-delivery method, which is used for production effort), as appropriate under the circumstances.

        For fixed-price contracts, the Company uses the ratio of cost incurred to date on the contract (excluding uninstalled direct materials) to management's estimate of the contract's total cost, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract cost includes all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as supplies, tool repairs and depreciation.

        The Company recognizes revenues from construction services with fees based on time-and-materials, unit-prices, or cost-plus fee as the services are performed and amounts are earned also in accordance with SOP No. 81-1. Revenue on unit-price contracts is recognized as units are completed, and on cost-plus fee contracts as costs are incurred. The Company accounts for maintenance and repair services under the guidance of SOP No. 81-1 as the services provided relate to construction work.

        Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in job performance, job conditions, change orders and final contract settlements may result in revisions to the estimated profitability during the contract. These changes, which include contracts with estimated costs in excess of estimated revenues, are recognized in contract costs in the period in which the revisions are determined. At the point the Company

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

3.    Summary of Significant Accounting Policies (Continued)

anticipates a loss on a contract, the Company estimates the ultimate loss through completion and recognizes that loss in the period in which the possible loss was identified.

        The Company does not usually extend warranties to its customers. On occasion, the Company will provide warranties to customers; however, the warranty period does not typically exceed one year. Historically, warranty claims have not been significant to the Company.

Consolidation

        The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated.

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

        The most significant estimates are accounts receivable reserve, estimates to complete on contracts, insurance reserves, valuation allowance on deferred taxes and recoverability of goodwill and intangibles.

Advertising

        Advertising costs are expensed when incurred. Advertising costs, included in selling, general and administration expenses totaled $311, $33, $340 and $304 for the period from January 1, 2006 to November 30, 2006, for the period from December 1, 2006 to December 31, 2006, and for the years ended December 31, 2007 and 2008, respectively.

Income Taxes

        Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return purposes, and are measured using the enacted tax rates at which the resulting taxes are expected to be paid.

        The Company calculates its tax provision on a stand alone basis and has historically filed its own state tax returns. The Company was included in FirstEnergy's consolidated federal tax returns from 2001 to March 10, 2006. At the time of the Acquisition, the tax-sharing arrangement was dissolved and the Company no longer settles its federal income tax balances with FirstEnergy. Accordingly, the income tax payable at March 10, 2006 of $1,151 for the period January 1, 2006 to March 10, 2006 has been presented as a non-cash dividend distribution in the consolidated statements of stockholders'

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

3.    Summary of Significant Accounting Policies (Continued)

equity. Since March 11, 2006, the Company has filed its own consolidated federal tax return. As part of ArcLight's acquisition of the Company's common stock on March 10, 2006, FirstEnergy agreed to be responsible for all federal income tax claims against the Company that may arise from any prior year return, up to and including the March 10, 2006 federal income tax return.

        The Company adopted the provisions of FASB Interpretation ("FIN") No. 48, Accounting for Uncertainly in Income Taxes, on January 1, 2007. The adoption of FIN No. 48 did not have a material effect on the Company's financial statements. Interest and penalties related to income tax liabilities are included with income tax expense in the consolidated statement of operations.

Stock-Based Compensation

        Effective January 1, 2006, the Company accounts for stock-based compensation in accordance with SFAS No. 123R Share-Based Payment. SFAS No. 123R requires the measurement of compensation for stock-based awards based on the estimated fair values at the grant date for equity classified awards and the recognition of the related compensation expense over the appropriate vesting period and for liability classified awards based on the fair value of the award each period until settled with the recognition of the related compensation expense for the changes in the fair value prorated over the appropriate vesting period subject, if applicable, to performance conditions.

        Prior to the adoption of SFAS No. 123R, certain employees of the Company received stock options from its prior parent company, FirstEnergy. The Company followed the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation costs were recognized in connection with the issuance of these options since the options were granted with an exercise price equal to the fair value at the date of grant. As all options granted were vested as of December 31, 2005, there was no unrecognized compensation costs related to unvested stock options granted prior to the adoption of SFAS No. 123R. Certain employees of the Company also received restricted stock awards from FirstEnergy. The shares were subject to forfeiture, restrictions on transfer and certain other conditions until the award vested. The awards vested over a three year period in equal monthly installments. Compensation expense was determined by FirstEnergy based on the market value of the shares on the acquisition date. This deferred compensation amount was amortized over the vesting period and reflected in the Company's statement of operations as non-cash compensation expense. As all stock based awards issued under the previous owner plans were fully vested at December 31, 2005, and since the Company had not yet issued any new stock based awards as of December 31, 2005, there were no transition adjustments associated with the adoption of SFAS No. 123R on January 1, 2006.

Earnings Per Share

        The Company calculates net income (loss) per common share in accordance with SFAS No. 128, Earnings per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding for the reporting period. Diluted earnings (loss) per share is computed similarly, except that it reflects the potential dilutive impact that would occur if

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

3.    Summary of Significant Accounting Policies (Continued)

dilutive securities were exercised into common shares. Potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive or performance conditions are not met.

        The weighted average number of common shares used to compute basic and diluted net income (loss) per share for the period from January 1, 2006 to November 30, 2006, for the period from December 1, 2006 to December 31, 2006, and for the years ended December 31, 2007 and 2008 were as follows:

	Predecessor	Successor
			Year ended December 31,
	January 1 to November 30, 2006	December 1 to December 31, 2006
			2007	2008
Weighted average basic common shares outstanding	16,446,842	16,446,842	16,540,392	19,712,811
Assumed exercise of stock options	—	—	—	994,142

Weighted average diluted common shares outstanding	16,446,842	16,446,842	16,540,392	20,706,953

        For earnings per share calculation purposes, the Company has included the applicable management shares subject to redemption in the total number of basic common shares outstanding for each period presented.

        Although the Company had in-the-money stock options outstanding for the year ended December 31, 2007 that would have resulted in potential common shares for dilutive earnings per share purposes, the inclusion of those options in the denominator of the diluted earnings per share calculation is anti-dilutive due to the net loss from continuing operations recognized by the Company for the period.

        In conjunction with the Offering, the Company issued 17,780,099 shares of common stock and repurchased 14,516,765 shares of common stock. The shares of common stock that were repurchased have been accounted for as treasury stock and are not included in the weighted average number of common shares outstanding as of December 31, 2007. Also during the year ended December 31, 2007, the Company issued an additional 2,635 shares of common stock upon the exercise of certain employee stock options.

Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2007 and 2008, the Company held the majority of its cash in highly liquid money market funds, whereby the Company has the ability to invest or withdraw any portion of its investment holdings on a daily basis without penalty.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

3.    Summary of Significant Accounting Policies (Continued)

Accounts Receivable

        The Company does not charge interest to its customers and carries its customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience in recent years, the majority of these balances at each balance sheet date are collected within twelve months.

        The Company grants credit, on a non-collateralized basis, with the exception of lien rights against the property in certain cases, to its customers and is subject to potential credit risk related to changes in business and overall economic activity. On a periodic basis, the Company analyzes specific accounts receivable balances, historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the event that a customer balance is deemed to be uncollectible the account balance is written-off against the allowance for doubtful accounts.

Classification of Construction Contract related Assets and Liabilities

        Costs and estimated earnings in excess of billings on uncompleted contracts are presented as an asset in the accompanying consolidated balance sheet, and billings in excess of costs and estimated earnings on uncompleted contracts are presented as a liability in the accompanying consolidated balance sheet. The length of the Company's contracts varies, with some larger contracts exceeding one year. Consistent with industry practices, the Company includes in current assets and current liabilities amounts realizable and payable under contracts, which may extend beyond one year, however; the vast majority of these balances are settled within one year.

Construction Materials Inventory

        From time to time construction materials inventory is acquired for active projects under customer engineering, procurement and construction contracts. These inventories are stated at the lower of cost or market, as determined by the specific identification method.

Property and Equipment

        Property and equipment are carried at cost. Depreciation for buildings and improvements, including land improvements, is computed using the straight-line method over estimated useful lives ranging from three years to thirty-nine years. Depreciation for construction equipment is computed using the straight line method over estimated useful lives ranging from three years to fifteen years. Depreciation for office equipment is computed using the straight line method over the estimated useful lives ranging from three years to seven years. Major modifications or refurbishments which extend the useful life of the assets are capitalized and amortized over the adjusted remaining useful life of the assets. Upon retirement or disposition of property and equipment, the cost and related accumulated

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

3.    Summary of Significant Accounting Policies (Continued)

depreciation are removed and any resulting gain or loss is recognized into income (loss) from operations. The cost of maintenance and repairs is charged to expense as incurred.

Impairment of Long-Lived Assets

        The Company assesses the impairment of its long-lived assets, including property and equipment, whenever economic events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Long-lived assets are considered to be impaired when the sum of the expected future undiscounted operating cash flows is less than the carrying amount of the related assets. No impairment charges were recorded during 2006, 2007 or 2008.

Goodwill and other Intangible Assets

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are amortized on a pattern of estimated cash flow basis over their estimated useful lives or straight line if a pattern cannot be determined. The Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis at the beginning of the fourth quarter, or when circumstances change, such as a significant adverse change in the business climate or the decision to sell a business, both of which would indicate that an impairment may have occurred. The Company applies the two step process in accordance with SFAS No. 142 in the evaluation of goodwill impairment. The first step involves a comparison of the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded in the statement of operations.

        The Company determined the fair values of the trademark, customer relationships and backlog acquired in connection with the ArcLight acquisition. The fair value models used the income approach, which values assets based upon associated estimated discounted cash flows, and the cost approach, which values assets based upon their reproduction or replacement costs.

        The fair value of trademarks was determined using a relief from royalty analysis under the cost approach. Fair royalty rates were estimated and adjusted to incorporate a discount rate based upon the market participant's weighted-average cost of capital ("WACC"), approximately 16.7% at the date of the Acquisition, and a premium to account for uncertainty in the sales projections from which the fair royalty rate estimates were derived. The discounted cash flows associated with future royalty payments were used to estimate the value of the trademarks.

        The fair value of customer relationships was determined using the excess earnings method under the income approach. Forecasts of the customer base at the time of acquisition were used to estimate rates of attrition, selling and marketing costs related to new customers, and a discount rate, all three of which were used to estimate annual net operating income. Annual net operating income was adjusted

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

3.    Summary of Significant Accounting Policies (Continued)

for contributory charges, risks associated with the underlying customers, and to incorporate a discount rate based upon the market participant's WACC to estimate the present value of cash flows associated with the customer relationships.

        The fair value of the Company's backlog was estimated using the expected margins and backlog fulfillment costs. These earnings associated with the backlog were adjusted assuming a six month useful life and a discount rate based upon the market participant's WACC to estimate the value of the backlog. The Company also tests annually for impairment of indefinite-lived intangible assets by comparing the estimated fair value to the carrying value of the assets.

        As a result of the Company's annual impairment testing process, no impairment charges to goodwill or other intangible assets were recorded during 2006, 2007 or 2008.

Fair Value Measurements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, ("FSP FAS 157-1") and FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"). FSP FAS 157-1 clarifies the FASB position that SFAS No. 157 does not apply to the various accounting pronouncements that address fair value measurements of leases, with the exception of assets acquired and liabilities assumed in a business combination that would be subject to measurement requirements under SFAS 141 or SFAS 141R. FSP FAS 157-1 is effective upon the adoption of SFAS No. 157. FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all nonfinancial assets and nonfinancial liabilities.

        The partial adoption of SFAS No. 157 effective January 1, 2008 did not have a material impact on our consolidated financial statements. The adoption of SFAS No. 157, as it relates to nonfinancial assets and nonfinancial liabilities, and FSP FAS 157-1 on January 1, 2009 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        SFAS No. 157 establishes a three-tier hierarchy of fair value measurement, which prioritizes the inputs used in measuring fair value based upon their degree of availability in external active markets. These tiers include: Level 1 (the highest priority), defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 (the lowest priority), defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

3.    Summary of Significant Accounting Policies (Continued)

        As of December 31, 2008 and 2007, the carrying value of cash and cash equivalents, accounts receivable and payable, accrued liabilities, and other assets and liabilities approximates fair value due to the short maturities of these instruments.

        As of December 31, 2008, we held certain cash and cash equivalents that are required to be measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157. These items include money market funds with a carrying value of $42,076, which was equal to the fair value at December 31, 2008 based upon Level 1 inputs.

        The carrying amount reported in the consolidated balance sheet as of December 31, 2008 for long term debt is $30,000. Using a discounted cash flow technique that incorporates a market interest rate adjusted for risk profile based upon Level 3 inputs, the Company has determined the fair value of its debt to be $29,209 at December 31, 2008.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalent balances with large bank institutions which are believed to be high quality financial institutions. The Company issues credit without collateral to its customers. Management believes the credit risk is limited due to the high credit quality of its customer base.

        The Company's top ten customers accounted for approximately 43%, 52%, 46% and 48% of consolidated revenues for the period from January 1, 2006 to November 30, 2006, for the period from December 1, 2006 to December 31, 2006, and for the years ended December 31, 2007 and 2008, respectively. One customer accounted for 11.9%, 11.6% and 10.9% of consolidated revenues for the period from January 1, 2006 to November 30, 2006, for the period from December 1, 2006 to December 31, 2006, and for the year ended December 31, 2007, respectively. This concentration of consolidated revenues is mostly from revenues generated by the T&D segment. No other customers accounted for more than 10% of consolidated revenues for the reporting periods presented, or more than 10% of accounts receivable at December 31, 2007 and 2008.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

3.    Summary of Significant Accounting Policies (Continued)

Supplemental Cash Flows

        Supplemental disclosures of cash flow information for the period from January 1, 2006 to November 30, 2006, for the period from December 1, 2006 to December 31, 2006, and for the years ended December 31, 2007 and 2008 are as follows:

	Predecessor	Successor
			Year ended December 31,
	January 1 to November 30, 2006	December 1 to December 31, 2006
			2007	2008
Cash paid during the period for:
Income taxes	$3,834	$4,558	$8,679	$6,690
Interest expense	299	41	1,694	1,616
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	—	—	2,086	4,290
Settlement of note receivable from sale of discontinued operations	—	—	(2,501)	—
Settlement of receivable due from FirstEnergy	—	—	(714)	—
Settlement of margin guarantee on discontinued operations	—	—	4,088	—
Noncash financing activities:
Deemed contribution in lieu of settlement of income tax balances with FirstEnergy	(1,151)	—	—	—
Deemed dividend to be paid to FirstEnergy upon collection of notes receivable from sale of discontinued operations	3,001	—	—	—

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

3.    Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

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

        Additionally, in December 2007, the Securities and Exchange Commission ("SEC") published SAB No. 110. SAB No. 110 expresses the views of the SEC staff regarding the use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS No. 123R. In particular, the SEC staff indicated in SAB No. 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of the expected term. The SEC staff stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. However, in SAB No. 110, the SEC staff stated that it would accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The adoption of SAB No. 110 did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

3.    Summary of Significant Accounting Policies (Continued)

beginning after December 15, 2008. The adoption of FSP FAS 142-3 on January 1, 2009 is not expected to have a material impact on the Company's consolidated financial position, result of operations or cash flows.

4.    Accounts Receivable

        Accounts receivable consisted of the following at December 31, 2007 and 2008:

	Successor
	2007	2008
Contract receivables	$83,855	$76,813
Contract retainages	16,320	18,848
Other	608	232

	100,783	95,893
Less: Allowance for doubtful accounts	(1,213)	(1,845)

	$99,570	$94,048

        The roll-forward activity of allowance for doubtful accounts for the period from January 1, 2006 to November 30, 2006, for the period from December 1, 2006 to December 31, 2006, and for the years ended December 31, 2007 and 2008 was as follows:

	Predecessor	Successor
	January 1 to November 30,	December 1 to December 31,	Year ended December 31,
	2006	2006	2007	2008
Balance at beginning of period	$(1,190)	$(1,053)	$(973)	$(1,213)
Provision for allowances	23	—	(272)	(632)
Write offs, net of recoveries	114	80	32	—

Balance at end of period	$(1,053)	$(973)	$(1,213)	$(1,845)

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

5.    Contracts in Process

        The net asset (liability) position for contracts in process consisted of the following at December 31, 2007 and 2008:

	Successor
	2007	2008
Cost incurred on uncompleted contracts	$772,454	$941,714
Estimated earnings	86,515	121,407

	858,969	1,063,121
Less: Billings to date	866,998	1,069,998

	$(8,029)	$(6,877)

        The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows at December 31, 2007 and 2008:

	Successor
	2007	2008
Cost and estimated earnings in excess of billings on uncompleted contracts	$27,851	$25,821
Billings in excess of costs and estimated earnings on uncompleted contracts	(35,880)	(32,698)

	$(8,029)	$(6,877)

6.    Property and Equipment

        Property and equipment consisted of the following at December 31, 2007 and 2008:

		Successor
	Estimated Useful Life in Years
		2007	2008
Land	—	$4,907	$3,990
Buildings and improvements	3 to 39	8,115	11,362
Construction equipment	3 to 15	54,132	79,846
Office equipment	3 to 7	1,246	1,833

		68,400	97,031
Less: Accumulated depreciation		(10,791)	(21,158)

		$57,609	$75,873

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

6.    Property and Equipment (Continued)

        Depreciation expense of property and equipment for the period January 1, 2006 to November 30, 2006, for the period December 1, 2006 to December 31, 2006, and for the years ended December 31, 2007 and 2008 were $4,632, $1,005, $9,899 and $10,812, respectively.

        In September 2007, the Company acquired a new parcel of land for approximately $900 in the Salt Lake City, Utah area. In July 2008, the Company substantially completed the building of a new facility on the newly acquired property and capitalized approximately $3,216 related to the new building.

        On January 24, 2008, the Company sold an existing parcel of land in Salt Lake City, Utah for $966 in a like-kind exchange transaction. The net gain resulting from the sale of this property was approximately $47.

7.    Goodwill and Intangible Assets

        Goodwill and intangible assets consisted of the following at December 31, 2007 and 2008:

	Successor
	2007			2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
T&D	$40,042	$—	$40,042	$40,042	$—	$40,042
C&I	6,557	—	6,557	6,557	—	6,557
Amortizable Intangible Assets
Backlog	521	521	—	521	521	—
Customer relationships	4,015	363	3,652	4,015	697	3,318
Indefinite-lived Intangible Assets
Trade names	8,556	—	8,556	8,556	—	8,556

	$59,691	$884	$58,807	$59,691	$1,218	$58,473

        In recording the assets acquired in the Acquisition, the goodwill and intangibles increased over their carrying values by $14,544 and $5,318, respectively. The increase in the fair value of the specific intangible assets was as follows: backlog of $521, customer relationships of $2,504, and trademarks of $2,293. There is no goodwill deduction for tax purposes.

        Backlog and customer relationships are amortized over an estimated useful life of 0.5 and 12 years, respectively, and both assets have been determined to have no residual values. Trade names have been determined to have indefinite lives and therefore are not being amortized. Intangible asset amortization expense for the period January 1, 2006 to November 30, 2006, for the period from December 1 to December 31, 2006, and for the years ended December 31, 2007 and 2008 was $281, $115, $769 and

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

7.    Goodwill and Intangible Assets (Continued)

$334, respectively. Intangible asset amortization expense for the years subsequent to December 31, 2008 is expected to be $335 for each of the years from 2009 to 2013, and $1,643 thereafter.

8.    Accrued Liabilities

        Accrued liabilities consisted of the following at December 31, 2007 and 2008:

	Successor
	2007	2008
Payroll and incentive compensation	$14,507	$8,619
Union dues and benefits	4,441	4,812
Note payable to FirstEnergy (Note 12)	2,976	426
Profit sharing and thrift plan	2,645	3,661
Taxes, other than income taxes	2,594	3,027
Offering costs	2,798	33
Executive management employment agreements (Note 12)	1,462	1,517
Other	6,215	5,476

	$37,638	$27,571

        The accrual for Offering costs above represents our best estimate of the total unpaid fees that were incurred to complete the Form S-1 Registration Statement as required by the Offering. During 2007, the Company recorded $3,800 as the original estimate for such fees. The amount was recorded as an adjustment to additional paid in capital. During 2008, the Company finalized its estimate for the remaining unpaid fees and recorded an increase of $130 of Offering costs to additional paid in capital.

9.    Credit Agreements

        On August 31, 2007, the Company entered into a new five year syndicated credit agreement ("2007 Credit Agreement") for an initial facility of $125,000 providing $75,000 for revolving loans and letters of credit and $50,000 for term loans. Upon the execution of the 2007 Credit Agreement, the Company borrowed $50,000 under the term loan facility. This credit agreement is collateralized by substantially all of the assets of the Company.

        In accordance with the terms of the agreement, the Company has the ability to increase the revolving or term loan portions of the facility up to an aggregate of $175,000 in minimum increments of $5,000, subject to banking syndication approval. In addition, the Company has the ability to decrease the revolving commitments at any time in minimum decrements of $1,000. Company borrowings under this 2007 Credit Agreement are charged interest at the Alternate Base Rate, which is the Company's option to elect either (1) the greater of the Prime Rate or the Federal Funds rate plus 0.5% and an additional 0.0% to 0.25% based on the Company's leverage ratio or (2) LIBOR plus 1.0% to 1.75% based on the Company's leverage ratio. Upon the execution of the 2007 Credit Agreement, the

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

9.    Credit Agreements (Continued)

Company borrowed $50,000 under the term loan facility. In conjunction with the Offering, the Company repaid $20,000 of the term loan and renegotiated the repayment terms to remove the quarterly repayment schedule. The entire term loan is due on August 31, 2012. At December 31, 2008, the Company has $30,000 outstanding under the term loan at an interest rate of 1.5% and $15,000 of letters of credit outstanding under the revolving portion of the facility at an interest fee rate of 1.125%. The Company has $60,000 available under the remaining Credit Agreement at December 31, 2008.

        The 2007 Credit Agreement is guaranteed by certain material subsidiaries of the Company ("Guarantor Subsidiaries"). The Guarantor Subsidiaries are all 100% owned subsidiaries and are composed of the following entities: Harlan Electric Company, The L. E. Myers Co., Hawkeye Construction, Inc., Sturgeon Electric Company, Inc., and Great Southwestern Construction, Inc. All non-guarantor subsidiaries are considered immaterial to the Company. The guarantees are full, unconditional, joint and several. There are no restrictions on the subsidiary guarantees and the parent company does not own independent assets or operations. The Company is subject to certain financial covenants, a leveraged debt ratio and a minimum interest coverage test, under the Agreement and is in compliance at December 31, 2008. The 2007 Credit Agreement also includes other specific limits or restrictions on additional indebtedness, liens and capital expenditure activity.

10.    Income Taxes

        The income tax provision (benefit) from continuing operations consisted of the following for the period from January 1, 2006 to November 30, 2006, for the period from December 1, 2006 to December 31, 2006, and for the years ended December 31, 2007 and 2008:

	Predecessor	Successor
	January 1 to November 30,	December 1 to December 31,	Year ended December 31,
	2006	2006	2007	2008
Current
Federal	$6,550	$1,212	$3,909	$9,321
State	1,854	337	2,053	2,918

	8,404	1,549	5,962	12,239

Deferred
Federal	(1,357)	(687)	(4,542)	2,995
State	(240)	(121)	(1,484)	261

	(1,597)	(808)	(6,026)	3,256

	$6,807	$741	$(64)	$15,495

        The differences between the U.S. federal statutory tax rates and the Company's effective rates for continuing operations for the period from January 1, 2006 to November 30, 2006, for the period from

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

10.    Income Taxes (Continued)

December 1, 2006 to December 31, 2006, and for the years ended December 31, 2007 and 2008 are as follows:

	Predecessor	Successor
	January 1 to November 30,	December 1 to December 31,	Year ended December 31,
	2006	2006	2007	2008
U.S federal statutory rate	35.0%	35.0%	(35.0)%	35.0%
State income taxes, net of U.S. federal income
tax expense	6.0	6.0	(6.2)	4.8
Deferred tax adjustments, net	—	—	8.6	—
Domestic production/manufacturing deduction	(1.1)	(1.0)	(6.4)	(1.5)
Non-deductible meals and entertainment	0.8	0.8	4.5	0.5
Non-deductible compensation expense related to
common shares subject to redemption	0.2	0.3	30.3	—
Other, net	(0.4)	3.2	2.2	0.8

	40.5%	44.3%	(2.0)%	39.6%

        The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2005 through 2007 and for various state authorities for the years 2004 through 2007. As part of the Acquisition of the Company by ArcLight, the Company's former parent, FirstEnergy, has agreed to assume any federal tax liabilities that arise from tax returns that were filed prior to and as of the initial acquisition date of March 10, 2006.

        The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company's financial statements. The total amount of unrecognized tax benefits as of the date of adoption was $643, which included an accrual of $30 for interest and penalties related to these unrecognized tax benefits in income tax liabilities. If recognized, the entire amount would favorably impact the effective tax rate that is reported in future periods. Interest and penalties related to income tax liabilities are included as a component of income tax expense (benefit) in the consolidated statements of operations.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

10.    Income Taxes (Continued)

        The following is a reconciliation of the beginning and ending liabilities for unrecognized tax benefits (which excludes interest and penalties) as of December 31, 2007 and 2008:

	Successor
	2007	2008
Balance at beginning of period	$613	$563
Gross increases in current period tax positions	121	153
Gross increases in prior period tax positions	—	—
Gross decreases in prior period tax positions	(171)	(59)
Lapse of applicable statutes of limitations	—	—
Settlements with taxing authorities	—	—

Balance at end of period	$563	$657

        The amount of interest and penalties charged to income tax expense (benefit) as a result of FIN 48 was $95 and $41, for the years ended December 31, 2007 and 2008, respectively.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

10.    Income Taxes (Continued)

        The net deferred tax assets and (liabilities) arising from temporary differences at December 31, 2007 and 2008 are as follows:

	Successor
	2007	2008
Deferred income tax assets:
Self insurance reserves	$8,343	$8,457
Contract loss reserves	83	149
Stock-based awards	5,739	5,966
Other	1,684	2,061

Total deferred income tax assets	15,849	16,633

Deferred income tax liabilities:
Property and equipment—tax over book amortization	(9,278)	(13,691)
Intangible assets—tax over book amortization	(5,006)	(4,750)
Other	(117)	—

Total deferred income tax liabilities	(14,401)	(18,441)

Net deferred income taxes	$1,448	$(1,808)

The balance sheet classification of deferred income taxes is as follows:
Current deferred income tax assets	$10,110	$10,621
Non-current deferred income tax liabilities	(8,662)	(12,429)

	$1,448	$(1,808)

11.    Related Party Transactions

        In connection with certain construction services provided to the prior owner, FirstEnergy, there were accounts receivables of $125 as of December 31, 2006. Total revenues recognized by the Company for services provided to FirstEnergy for the period from January 1, 2006 to November 30, 2006 were $17,121, and the related direct costs of providing these services were $15,281.

        In June 2006, certain members of management exercised their stock purchase rights options. Certain of these members of management borrowed $154 from the Company in order to purchase the common shares. Each loan was due by March 15, 2007 with 8% interest payments due on September 15, 2006, December 15, 2006 and March 15, 2007. The outstanding balances on these loans at December 31, 2006 of $144 were recorded within the management shares liability balance. Substantially all outstanding balances on these loans were paid during 2007. At December 31, 2007, the remaining balance of $2 was recorded as a reduction to stockholders' equity. During the first part of 2008, the Company received a cash payment to settle this loan.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

11.    Related Party Transactions (Continued)

        The consolidated financial statements for the year ended December 31, 2007 include legal costs of $395 incurred by ArcLight, its former Parent, on behalf of the Company. These costs have been included in the Company's selling, general and administrative expenses and as a contribution to capital by ArcLight for the year ended December 31, 2007. There were no such costs incurred during the year ended December 31, 2008.

12.    Commitments and Contingencies

Letters of Credit

        At December 31, 2007 and 2008, the Company had one outstanding irrevocable standby letter of credit totaling $15,000, at each date, related to the Company's payment obligation under its insurance programs.

        On July 12, 2006, the Company issued an irrevocable standby letter of credit for $12,000 to its bonding company, which expired on March 25, 2008. The bonding company permanently eliminated the requirement of the Company to post letters of credit as collateral to guarantee performance under the various contracts and to ensure payment to the Company's suppliers and subcontractors.

Leases

        The Company leases real estate and construction equipment under various operating leases with terms ranging from one to five years. Future minimum lease payments for these operating leases subsequent to December 31, 2008 are $9,831 in 2009, $7,343 in 2010, $4,387 in 2011, $2,257 in 2012 and $461 in 2013.

        The Company has guaranteed the residual value of the underlying assets under certain equipment operating leases at the date of termination of such leases. The Company has agreed to pay any differences between this residual value and the fair market value of each underlying asset as of the lease termination date. As of December 31, 2007 and 2008, the maximum guaranteed residual value was approximately $4,223 and $2,289, respectively. The Company does not believe that significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future payments will not be required.

        Total rent expense for the period from January 1, 2006 to November 30, 2006, for the period from December 1, 2006 to December 31, 2006, and for the years ended December 31, 2007 and 2008, was $25,348, $2,134, $33,873 and $29,128, respectively.

Insurance and Claims Accruals

        The Company carries insurance policies for the following, which are subject to certain deductibles: workers' compensation, general liability and automobile liability. The Company's deductible for each line of coverage is the first $1,000 per claim up to the claim aggregate amount as defined per each

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

12.    Commitments and Contingencies (Continued)

policy. The claim aggregate for each policy is calculated as the cumulative excess over the first $500 of each claim incurred, up to the deductible amount per claim. The claim aggregate amount for each policy is as follows: $1,500 for workers' compensation, $1,500 for general liability and $1,000 for automobile liability. Once a policy's claim aggregate is reached per line of coverage, the deductible for that policy is reduced to $500 per claim.

        Health insurance benefits are subject to a $100 deductible for qualified individuals. Losses up to the stop loss amounts are accrued based upon the Company's estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

        The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the stop loss deductible, a corresponding receivable for amounts in excess of the stop loss deductible which is included in current assets in the consolidated balance sheets.

        Insurance expense, including premiums, for workers' compensation, general liability, automobile liability and employee health benefits for the period from January 1, 2006 to November 30, 2006, for the period from December 1, 2006 to December 31, 2006, and for the years ended December 31, 2007 and 2008 was $16,734, $1,418, $17,530 and $18,734, respectively.

Employment Agreements

        In conjunction with the Offering, the Company entered into employment agreements, as amended on December 31, 2008, with six executive officers (each an "Employment Agreement"). Under each Employment Agreement, the named executive officer is eligible to receive base salary, an annual bonus, use of a company car and gas card or a car allowance in accordance with the Company's policy, and is eligible to participate in all incentive, 401(k), profit sharing, retirement and welfare benefit plans, policies and arrangements applicable generally to our other similarly-situated executive officers. Subject to prior notice, each Employment Agreement automatically renews annually for an additional one-year term following an initial term of 3 years. Each Employment Agreement contains non-competition covenants restricting the ability of the name executive officer from competing with us, soliciting our clients or recruiting our employees during the term of his employment and for a period of one year thereafter, as well as prohibiting him from disclosing confidential information and trade secrets of the Company. The amendment of the Employment Agreements in 2008 did not have a significant impact on the Company's financial position, results of operation or cash flows.

        The Employment Agreements generally terminate upon a named executive officer's (a) death, (b) disability, (c) termination for "cause" or without "good reason" (both as defined in the Employment Agreements), (d) termination without cause or for good reason or (e) termination without cause or for good reason following a "change of control" (as defined in the Employment Agreements). If termination results from any of the foregoing, each named executive officer would be entitled to all compensation earned and all benefits and reimbursements due through the date of termination. As of December 31, 2007 and 2008, the Company has recorded a contingent termination payment liability of

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

12.    Commitments and Contingencies (Continued)

approximately $1,462 and $1,517, respectively, related to the Employment Agreements which is included in other current liabilities in the consolidated balance sheets. While the ultimate liability upon termination varies based upon the circumstances related to the termination, the Company has recorded the amount the named executive officers would have full eligibility to receive under the Employment Agreement if they were to terminate employment without cause or for good reason at any time. As of December 31, 2008, no named executive officer had exercised that right.

Surety Bonds

        In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company has indemnified its sureties for any expenses paid out under these performance bonds. As of December 31, 2008, the total amount of outstanding performance bonds was approximately $406,358, and the estimated cost to complete these bonded projects was approximately $99,430.

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

        The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of our present business as well as in respect of our divested businesses. Some of these claims and litigations include claims related to our current services and operations, and asbestos-related claims concerning historic operations of a predecessor affiliate. The Company believes that it has strong defenses to these claims as well as adequate insurance coverage in the event any asbestos-related claim is not resolved in our favor. These claims have not had a material impact on us to date and we believe the likelihood that a future material adverse outcome will result from these claims is remote. However, if facts and circumstances change in the future, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on our financial condition, results of operations, or cash flows.

        In 2005, one of the Company's subsidiaries was convicted of a criminal misdemeanor for a violation of certain Occupational Safety and Health Administration, or OSHA, safety regulations that occurred in 1999. The Company was assessed a fine of $500, which was paid in 2005. The subsidiary was also sentenced to probation for a three-year period, which was terminated on December 8, 2008. The conviction and subsequent probation did not have a material impact on the subsidiary or on the Company.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

12.    Commitments and Contingencies (Continued)

Guarantee Obligations

        The Company guaranteed a minimum profit margin on selected customer contracts related to the sale of a subsidiary. At December 31, 2006, the liability for uncompleted contracts from the sale was $4,088. This was included within current liabilities as the Company expected these contracts to be fully completed within the next 12 months. As part of the March 10, 2006 acquisition by ArcLight, FirstEnergy has agreed to be responsible for any future charges associated with the margin guarantee. The resulting increase in the margin guarantee subsequent to March 10, 2006 of $714 due from FirstEnergy has been recorded in other current assets of the consolidated balance sheet as of December 31, 2006. During 2007, all obligations of the Company arising from the margin guarantee were settled for a payment of $887. The settlement transaction eliminated the $4,088 liability, the $2,501 note receivable from the sale of the subsidiary and the $714 receivable due from FirstEnergy, resulting in an additional expense of $14, which is included in selling, general, and administrative expenses in the consolidated statement of operations for the year ended December 31, 2007.

Liability Settlement

        In June 2008, the Company settled an outstanding liability with its former parent, FirstEnergy for $2,498. The amount of this liability at December 31, 2007 was $2,501, which was included in other current liabilities in the accompanying consolidated balance sheet. This liability related to the sale of a subsidiary, whereby the Company owed FirstEnergy for the amounts collected on a note receivable from the purchaser. As part of the final settlement agreement, FirstEnergy agreed to give the Company a $200 credit for reimbursement of certain administrative costs surrounding the sale of the subsidiary and the subsequent monitoring of certain provisions. In June 2008, the Company paid FirstEnergy a net amount of $2,298, of which the credit of $200 and the remaining amount of the liability of $3 were recorded as reductions to selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2008.

13.    Stockholders' Equity

Management Stockholders Agreement

        In connection with the Acquisition, FirstEnergy, ArcLight and the Company entered into a principal stockholders agreement that provided certain members of management the right to purchase up to 368,244 common shares of the Company's stock by June 2, 2006 at the same price as ArcLight purchased common stock on March 10, 2006 from FirstEnergy. Certain members of management exercised their rights on or before May 31, 2006 and executed the management stockholders agreement. FirstEnergy sold a total of 274,675 shares of previously issued and outstanding common shares for $6.99 per share on May 31, 2006.

        In June 2007, ArcLight offered certain members of management the right to purchase up to 263,149 shares of the Company's common stock by July 31, 2007 under terms of the management

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

13.    Stockholders' Equity (Continued)

stockholders' agreement. In July 2007, ArcLight sold a total of 261,176 shares of previously issued and outstanding common shares at an average price of $7.78.

        The management stockholders agreement, prior to amendment in conjunction with the Offering, provided stockholders with certain rights and obligations relating to the transfer of shares, right of first refusal, piggyback registration rights, drag along rights, and redemption rights. Shares could not be transferred except to an affiliate of a management stockholder (the individual's estate, trust and family members) and the affiliate became bound by the terms of the agreement. In case of an impending transfer, ArcLight had right of first refusal (for a period of 30 days) at the same terms offered. If the offer was not accepted by ArcLight, the management stockholder could offer the shares to the Company at the same terms (also for a period of 30 days). In the event neither ArcLight, nor the Company accepted the offer, the offering stockholder may transfer their shares at a price and terms no more favorable than the original offer. Should the Company choose to register any of its shares under Rule 144A or in an initial public offering prior to March 10, 2016, each management stockholder would be provided written notice thereof. At the stockholder's option and upon a written request delivered to the Company, the stockholders could piggyback their shares for inclusion in the registration statement. In the event that ArcLight decided to sell or exchange all shares collectively held by ArcLight in an arm's-length transaction, the management stockholders could be required, under the drag along rights provision, to deliver their shares to the purchasing party at the same price and terms applicable to ArcLight. If the sale did not result in at least an 8% per annum rate of return on the aggregate amount paid by the stockholders to acquire such shares, as adjusted (see below for details), the Company was required to pay to the stockholders an amount equal to the difference between the sale price and the 8% per annum return.

        The redemption rights provided these stockholders an 8% annual rate of return on the aggregate amount paid adjusted for the present value of any dividends or other distributions on these shares. Until the sale by ArcLight of all its shares, if an employee was terminated for any reason, the stockholder would be required to sell their shares to the Company and would be entitled to an 8% annual return, as adjusted regardless of changes in the common stock fair market value. On or after the sale of ArcLight of all its shares, if an employee was terminated for any reason, the stockholder would be required to sell their shares to the Company and would be entitled to the greater of the fair market value of the shares or an 8% annual return, as adjusted. These shares have been issued to management under terms not present in a traditional company-stockholder relationship. As these shares have characteristics of an employee stock based arrangement, the Company applied the classification and expense recognition provisions of SFAS No. 123R. There existed only minimal risk and rewards normally associated with equity share ownership and under the redemption feature these stockholders were only entitled to the aggregate amount paid and the specified annual rate of return, as adjusted. With limited risk and rewards associated with equity ownership the Company classified these shares as management shares subject to redemption in the current liabilities section of the balance sheet. While the shares did not accrue compensation expense associated with the stock price, the redemption feature did provide the management stockholder an 8% annual rate of return, as

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

13.    Stockholders' Equity (Continued)

adjusted. For the aggregate amount paid for these shares of $3,953, the Company imputed an 8% rate of return for the period January 1, 2006 to November 30, 2006, for the period December 1, 2006 to December 31, 2006, and for the year ended December 31, 2007, and recorded compensation expense of $73, $13, and $212, respectively. Adjustments for dividends and other distributions on these shares for 2006 and 2007 totaled $83 and $1,629, respectively.

        During 2007, in conjunction with the Offering, the management stockholders agreement was amended to eliminate the 8% annual rate of return provision, as well as the Company's obligation to repurchase the shares outstanding. As a result of the amendment, the Company adjusted the liability related to management shares subject to redemption to stockholders' equity in the consolidated balance sheet. This adjustment was treated as a modification of an award under SFAS No. 123R, whereby the Company changed the classification of the management shares subject to redemption from a liability-classified award to an equity- classified award. The Company recognized compensation expense for the increase in fair value of the modified award of approximately $4,039 over the recorded redemption liability amount immediately prior to the modification and reclassified the amount to stockholders' equity. The fair value of the shares after modification was based upon the $13 per share value of the Company's stock at that date, less a 5% liquidity discount for the shares. Additionally, a discretionary bonus of $1,166 for certain members of management was recorded at December 31, 2007 to cover the individual tax obligations associated with the purchase in 2007 of these management shares. The compensation expense related to the modification and the related discretionary bonus are reflected as a component of Offering related charges in the consolidated statement of operations for the year ended December 31, 2007.

Stock Split

        On December 13, 2007, the Company completed a stock split of approximately 164.47 common shares to one common share and a change in par value of its common stock from no par value to $0.01 per share. Additionally, on December 13, 2007, the Company amended its certificate of incorporation to authorize the issuance of 4,000,000 shares of preferred stock, having a par value of $0.01 per share. As of December 31, 2007 and 2008, none of the preferred shares are currently issued or outstanding. The accompanying consolidated statements have been adjusted to reflect the stock split in all periods presented.

Treasury Stock

        On December 20, 2007 and December 26, 2007, the Company completed the Offering whereby 17,780,099 shares of common stock were sold for total proceeds of approximately $214,961 before equity financing expenses of approximately $3,800. The Company used the proceeds to repurchase 14,516,765 shares from ArcLight and certain members of management for a total cost of approximately $175,508. The repurchased shares were held in treasury stock by the Company as of December 31, 2007.

        On January 19, 2008, the Company retired 14,516,765 shares of the Company's treasury stock, resulting in the elimination of treasury stock, a reduction in the par value of common stock of $145 and a reduction in additional paid-in-capital of $175,363.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

14.    Stock Option Plans

        On March 10, 2006 the Board of Directors approved the 2006 Stock Option Plan (the "2006 Plan") for the Company. The 2006 Plan permits the granting of 1,827,407 shares to officers and employees of the Company. Shares delivered upon the exercise of options granted under the Plan may be (1) authorized but unissued Shares or (2) previously issued Shares reacquired by the Company by private purchase or redemption. Option awards are granted with the intent that the exercise price equal the market price at the date of grant, as determined by the Board of Directors. In the event of a change in the Company's share structure by reason of stock split, recapitalization, rights offering or dividends, the number of option shares or exercise price shall be appropriately adjusted to prevent substantial dilution or enlargement on outstanding option awards in such manner as the Board of Directors, in its sole direction, may deem equitable. The stock options granted under the 2006 Plan normally vest over a three year period, contain performance conditions, expire ten years from the date of grant if not previously exercised, and were subject to the same management stockholders agreement provisions as discussed in Note 13.

        On June 10, 2006, the Company granted 1,420,226 options to officers and employees at an initial exercise price of $6.99 which was subsequently adjusted to $6.69 to account for the dilutive effect of the $0.30 a share cash dividend declared on December 22, 2006. At December 31, 2006, 414,912 options remained available for grant under the 2006 Plan. The original $6.99 option price was set at the initial purchase price paid by ArcLight for their 60% interest acquired from FirstEnergy on March 10, 2006. It was anticipated that stock options would be issued as quickly as practical after closing. These options vest over a three year period as of each anniversary date at a rate of 25%, 37.5%, and 37.5%, respectively. In addition, these options contained performance conditions based on the achievement of various annualized Internal Rates of Return ("IRR") levels to ArcLight, the purchaser of the equity investment in the Company (refer to Note 2).

        As of November 30, 2006 and December 31, 2006, the Company assessed the probability of meeting the performance conditions at 0%. As such, for the period from January 1, 2006 to November 30, 2006, and for the period from December 1, 2006 to December 31, 2006, no stock based compensation costs were recorded in accordance with SFAS No. 123R.

        On August 31, 2007, the Company's Board of Directors, in accordance with provisions provided in the 2006 Stock Option Agreement, lowered the exercise price of the June 2006 option grants from $6.69 a share to $3.65 a share to prevent the dilutive effect of the $3.04 a share cash dividend declared on the same date.

        In connection with the Offering, the Company modified the outstanding stock option awards granted under the 2006 Plan by accelerating the vesting of the awards to 100%. As a result, the Company recorded an additional stock compensation expense of approximately $14,533 based upon a modified award fair value of approximately $10.17 per share. This amount has been reflected as a component of Offering related charges in the consolidated statement of operations for 2007. The weighted average exercise price of the options subject to acceleration was $3.65. No other stock option

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

14.    Stock Option Plans (Continued)

grants are expected to be made under the 2006 Plan as it has been replaced by the new Long-Term Incentive Plan (the "LTIP").

        On November 26, 2007, the Board of Directors approved the LTIP for the Company. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, or (i) any combination of such awards. The LTIP permits the granting of 2,000,000 shares to directors, officers and employees of the Company.

        On December 20, 2007, the Company granted 540,000 stock options under the LTIP to certain directors, officers and employees. These options vest over a four year period and have an exercise price of $13.00 per share. During 2008, the Company granted an additional 9,500 stock options to certain employees. These options also vest over a four year period and have an exercise price of $7.98 per share. Stock compensation expense of approximately $27 and $918 was recognized in 2007 and 2008, respectively, for these option grants based upon a weighted-average grant date fair value of approximately $6.87 per share, excluding the impact of expected forfeitures.

        As of December 31, 2008, there was approximately $2,752 of total unrecognized compensation cost related to stock options granted under the LTIP. This cost is expected to be recognized over a weighted average vesting period of 2.98 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

        The Company used the Black-Scholes-Merton option-pricing model to estimate the fair value of each stock option grant as of the date of grant and the fair value of each stock option modification as of the modification date. The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award. The expected term of awards granted under the 2006 Plan has been determined based on giving consideration to the contractual term, the full vesting of these awards in December 2007, provisions that delay exercise during certain periods, current market value compared to exercise price of a share and the time frame within which options must be exercised upon termination of employment. The expected term of awards granted under the LTIP has been determined using the simplified method as outlined in the applicable SFAS No. 123R and SAB No. 110 guidance. The expected volatility is determined based on the average of comparable public companies', deemed competitors of the Company, historical stock prices over the most recent period commensurate with the expected term of the award. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

14.    Stock Option Plans (Continued)

        The fair value of each option granted or modified has been estimated on the applicable grant or modification date respectively, using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Weighted Average	Range
Expected stock price volatility	48.2%	47.5 - 53.0%
Risk free interest rate	3.48%	2.85 - 3.67%
Expected dividend yield	0.0%	0.0%
Expected life of options	5.34 years	5.00 - 6.25 years

        A summary of the activity relating to the outstanding options of the Company under the various stock option plans for the years ended December 31, 2007 and 2008 is presented below.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock Option Plan:
Options outstanding, December 31, 2006	1,412,495	$3.65
Options granted	579,803	12.37
Options exercised	(55,432)	3.70
Options forfeited	(23,193)	3.65

Options outstanding, December 31, 2007	1,913,673	6.29
Options granted	9,500	7.98
Options exercised	—	—
Options forfeited	(9,731)	5.57

Options outstanding, December 31, 2008	1,913,442	$6.30	7.9 years	$8,689

Exercisable at December 31, 2008	1,500,442	$4.49	7.6 years	$8,670

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

14.    Stock Option Plans (Continued)

        The following table summarizes information with respect to all stock options outstanding under all of our share-based compensation plans as of December 31, 2008:

	Options Outstanding
				Options Exercisable
			Weighted- Average Remaining Contractual Term
Exercise Price Ranges	Number of Options	Weighted- Average Exercise Price		Number of Options	Weighted- Average Exercise Price
$3.65 - $3.87	1,365,942	$3.65	7.4 years	1,365,942	$3.65
$7.98 - $13.00	547,500	12.91	9.0 years	134,500	13.00

	1,913,442	$6.30	7.9 years	1,500,442	$4.49

        During 2007, certain employees exercised stock options in conjunction with the Offering. The majority of these stock option exercises were cashless, whereby the employees exercised their options simultaneously with the Company's redemption of the options for a net cash amount. The net cash amount of these exercises was equal to the net selling price of the stock less the exercise price of the option, resulting in an amount that was less than the current option fair value of $10.17. The net cash resulting from the redemption of stock option exercises was approximately $433. The exercise of these stock options also resulted in a tax benefit shortfall of approximately $40, which is included in income tax expense (benefit) in the consolidated statement of operations for the year ended December 31, 2007.

        No options were exercised during the year ended December 31, 2008. However, when stock options are exercised in the future, the Company plans to issue new shares to option holders.

Previous Stock Award Plans (offered through Predecessor)

        Prior to the March 10, 2006 acquisition by ArcLight, certain Company employees participated in the stock option plan of the predecessor company, FirstEnergy. Certain employees of the Company were granted stock options with a typical vesting period of three to five years. As required by terms of the Acquisition, all remaining outstanding options of FirstEnergy were exercised.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

14.    Stock Option Plans (Continued)

        Transactions and other information relating to the outstanding stock options for various officers and employees of the Company for the period from January 1, 2006 to November 30, 2006 are summarized below:

	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2005	18,154	$32.11
Granted	—	—
Forfeited	—	—
Exercised	(18,154)	32.11

Outstanding at November 30, 2006	—	$—

        For all plans, the intrinsic value of options exercised for the period from January 1, 2006 to November 30, 2006, for the period December 1, 2006 to December 31, 2006, and for the year ended December 31, 2007 were $271, $0, and $465, respectively.

15.    Employee Benefit Plans

        The Company has a profit sharing and thrift employee benefit plan in effect for all eligible salaried employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the period from January 1, 2006 to November 30, 2006, for the period from December 1, 2006 to December 31, and for the years ended December 31, 2007 and 2008 amounted to $3,390, $324, $3,799, and $4,822, respectively.

        Certain employees are covered under union-sponsored collectively bargained multi-employer defined benefit plans. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer's withdrawal from, or upon termination of, such plan. The Company has no plans to withdraw from these plans. The plans do not maintain information on the net assets and actuarial present value of the plans' unfunded vested benefits allocable to the Company, and the amounts, if any, for which the Company may be contingently liable, could be material but are not ascertainable at this time. Expenses for these plans for the period from January 1, 2006 to November 30, 2006, for the period from December 1, 2006 to December 31, 2006, and for the years ended December 31, 2007 and 2008 amounted to $24,655, $2,607, $27,262, and $29,617, respectively, as determined in accordance with negotiated labor contracts.

        The Company also has a non-contributory employee benefit plan in effect for certain non-union hourly employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the period from January 1, 2006 to November 30, 2006, for the period from December 1, 2006 to December 31, 2006, and for the years ended December 31, 2007 and 2008 amounted to $869, $77, $1,335 and $1,311, respectively.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

16.    Cash and Deemed Dividends

        The Company declared and paid special purpose cash dividends related to disposed businesses of $34 on May 16, 2006. The Company also declared and paid a cash dividend of $6,000, or $0.36 per share, on March 10, 2006 immediately prior to the acquisition of 60% of the Company's stock by ArcLight. Also on March 10, 2006, as part of the acquisition agreement with ArcLight, FirstEnergy dissolved its tax sharing agreement with the Company. The Company's income tax payable to FirstEnergy of $1,151 was recorded as a deemed contribution. The corresponding dividend payable to FirstEnergy of $2,976 at December 31, 2007 is presented within other current liabilities in the accompanying consolidated balance sheet. This liability due to FirstEnergy was settled during 2008 (see Note 12).

        During the period December 1, 2006 to December 31, 2006, the Company declared on December 22, 2006 and paid on December 29, 2006 a cash dividend of $5,000, or $0.30 per share. Dividends on management shares of $83 have been reclassified to other liabilities consistent with the treatment of the underlying shares at December 31, 2006.

        On August 31, 2007 the Company's Board of Directors declared and paid a cash dividend of $3.04 per share totaling $50,000. The payment of the dividend was financed with the term loan proceeds from the 2007 Credit Agreement discussed above. In the 2007 financial statements, the Company charged retained earnings to the extent of historical cumulative retained earnings through the dividend date with the remainder charged as a return of capital to additional paid-in capital.

17.    Segment Information

        MYR Group is a leading specialty contractor serving the electrical infrastructure market in the United States. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate headquarter facility and staffing costs, which includes safety, professional fees, management fees, and intangible amortization. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

        The Company derives revenues from two reporting segments, which are referred to as T&D and C&I, within the United States. The Company has two operating segments which are its reporting segments. The Company's reporting segments are as follows.

        Transmission and Distribution:    The T&D segment services include the construction and maintenance of high voltage transmissions lines, substations and lower voltage underground and overhead distribution systems. The segment also provides emergency restoration services in response to weather related damage. The T&D business has historically provided construction services; however, more recently, at the request of clients, the segment has expanded its service offerings to include engineering and procurement services. The Company is a national contractor serving over 125 electric utilities, cooperatives and municipalities.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

17.    Segment Information (Continued)

        Commercial and Industrial:    The C&I segment provides electrical contracting services, typically as a subcontractor, for facilities such as airports, convention centers, hospitals, hotels, and manufacturing plants. The projects typically require technical and project management expertise and timely execution. The customer base is in the western United States concentrating on the Arizona and Colorado markets.

        The information in the following table for the period from January 1, 2006 to November 30, 2006, for the period from December 1, 2006 to December 31, 2006, and for the years ended December 31, 2007 and 2008, is derived from the segment's internal financial reports used for corporate management purposes. The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment.

	Predecessor	Successor
	January 1 to November 30,	December 1 to December 31,	Year ended December 31,
	2006	2006	2007		2008
Contract revenues:
T&D	$365,727	$32,835	$434,479		$446,867
C&I	123,328	13,367	175,835		169,240

	$489,055	$46,202	$610,314		$616,107

Income (loss) from operations:
T&D	$27,386	$1,313	$31,369		$46,232
C&I	4,176	1,088	10,007		16,672
General Corporate	(15,628)	(811)	(44,029	)(1)	(22,864)

	$15,934	$1,590	$(2,653)		$40,040

Depreciation and amortization
T&D	$4,486	$1,028	$9,863		$10,367
C&I	426	92	805		779

	$4,912	$1,120	$10,668		$11,146

(1)
includes charges related to the Offering of $26,513 (Note 2) that are considered General Corporate costs.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the period from January 1, 2006 to November 30, 2006 (Predecessor), for the period from December 1, 2006 to December 31, 2006,
and for the years ended December 31, 2007 and 2008 (Successor)

(amounts in thousands, except share and per share data)

18.    Quarterly Financial Data (Unaudited)

        The following table presents the unaudited consolidated operating results by quarter for the years ended December 31, 2007 and 2008 (in thousands, except per share information):

	Successor
	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Fiscal 2008:
Revenues	$136,763	$147,170	$178,858	$153,316
Gross profit	20,200	19,968	25,278	24,737
Net income	4,819	4,602	6,613	7,599
Basic earnings per share	$0.24	$0.23	$0.34	$0.39
Diluted earnings per share	$0.23	$0.22	$0.32	$0.37
Fiscal 2007:
Revenues	$141,359	$158,041	$154,515	$156,399
Gross profit	13,141	18,076	18,984	19,245
Net income (loss)	1,367	3,664	3,527	(11,760)
Basic earnings per share	$0.08	$0.22	$0.21	$(0.70)
Diluted earnings per share	$0.08	$0.22	$0.21	$(0.70)

        Earnings per share amounts for each quarter are required to be computed independently using the weighted average number of shares outstanding during the period. As a result, the sum of the individual quarterly earnings per share amounts may not agree to the earnings per share calculated for the year.

19.    Subsequent Events

        Effective January 8, 2009, the Company provided a performance bond in the amount of $65,000 in conjunction with the first phase of the Dominion Virginia Power multi-year project that began in late 2008.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A(T).    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Management, together with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance related to the matters stated in the above paragraph.

Report of Management on Internal Control Over Financial Reporting

        This annual report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Remediation of Previously Reported Material Weakness

        Our management has remediated the previously reported material weakness in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) related to not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP to nonstandard and unusual transactions commensurate with our financial reporting requirements and the complexity of our operations and transactions.

        To remediate the previously reported material weakness, we have taken steps to improve our internal control over financial reporting, including (1) the hiring of experience financial reporting professional consultants and staff, (2) redefining and realigning responsibilities and (3) developing and implementing additional controls, reporting processes and procedures to address the accounting requirements for non-recurring and complex transactions. As of December 31, 2008, we have concluded that our current procedures and infrastructure have operated effectively to prevent or detect a material misstatement of our annual or interim consolidated financial statements. We have therefore concluded that the previously reported material weakness has been remediated as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

        There have been changes in our internal control over financial reporting, as described above, during the fourth quarter ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will detect or prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information required by this Item 10 related to our directors is incorporated by reference to the information to be included under Item 1 of our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled to be held May 12, 2009 ("2009 Proxy Statement"). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information to be included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2009 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference to the information to be included under the heading "Nomination of Directors and Other Business of Shareholders" in our 2009 Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference to the information to be included under the headings "The Audit Committee" in our 2009 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled "Executive Officers" in Part I of this annual report on Form 10-K.

        We have adopted a code of ethics that applies to all of our directors, officers and employees. This code is publicly available on our website at www.myrgroup.com. Amendments to the code of ethics or any grant of a waiver from a provision of the code requiring disclosure under applicable SEC and NASDAQ Global Market rules will be disclosed on our website or, if so required, disclosed in a Current Report on Form 8-K. The information on our website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any other filings we make with the SEC.

Item 11.    Executive Compensation.

        The information required by this Item is incorporated by reference to the information to be included in our 2009 Proxy Statement under the headings "Compensation of Non-Employee Directors," "Compensation Discussion and Analysis," and "Compensation Committee Interlocks."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item is incorporated by reference to the information to be included in our 2009 Proxy Statement under the headings "Securities Ownership of Management" and "Compensation Discussion and Analysis."

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item is incorporated by reference to the information to be included in our 2009 Proxy Statement under the headings "Related Person Transactions" and "Director Independence."

Item 14.    Principal Accountant Fees and Services.

        The information required by this Item is incorporated by reference to the information to be included in our 2009 Proxy Statement under the headings "Audit Fees," and "The Audit Committee."

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

             i)  Documents filed as part of this Report

      (1)
      The following consolidated financial statements are filed herewith in Item 8 of Part II above.

              (a)   Reports of Independent Registered Public Accounting Firm

              (b)   Consolidated Balance Sheets

              (c)   Consolidated Statements of Operations

              (d)   Consolidated Statements of Stockholders' Equity

              (e)   Consolidated Statements of Cash Flows

              (f)    Notes to Consolidated Financial Statements

            ii)  Financial Statement Schedules

          All other supplemental schedules are omitted because of the absence of conditions under which they are required.

           iii)  Exhibit List

Number	Description
3.1	Restated Certificate of Incorporation(1)
3.2	Amended and Restated By-Laws(2)
4.1	Registration Rights Agreement, dated December 20, 2007, between the Registrant and Friedman, Billings, Ramsey & Co., Inc.(1)
4.2	Specimen Common Stock Certificate(3)
10.1	Credit Agreement, dated August 31, 2007, between the Registrant and Fifth Third Bank, Citibank, N.A. and JPMorgan Chase Bank, National Association(1)
10.2	Amendment No. 1 to the Credit Agreement, dated October 26, 2007(1)
10.3	Amendment No. 2 to the Credit Agreement, dated January 18, 2008(4)
10.4	Amendment No. 3 to the Credit Agreement, dated April 21, 2008(4)
10.5	2007 Long-Term Incentive Plan(1)
10.6	2006 Stock Option Plan(1)
10.7	Management Stockholders' Agreement(1)
10.8	Form of Addendum to the March 10, 2006 Management Stockholders' Agreement(1)
10.9	Employment Agreement, dated December 31, 2008, between the Registrant and William A. Koertner†
10.10	Employment Agreement, dated December 31, 2008, between the Registrant and Gerald B. Engen, Jr.†
10.11	Employment Agreement, dated December 31, 2008, between the Registrant and John A. Fluss†
10.12	Employment Agreement, dated December 31, 2008, between the Registrant and William H. Green†
10.13	Employment Agreement, dated December 31, 2008, between the Registrant and Marco A. Martinez†
10.14	Employment Agreement, dated December 31, 2008, between the Registrant and Richard S. Swartz, Jr.†
10.15	Form of First Amendment to the Management Stockholders' Agreement(5)
10.16	Form of Non-Management Option Award(6)

Number	Description
10.17	Form of Director Option Award(6)
10.18	Form of Management Option Award(6)
21.1	List of Subsidiaries†
23.1	Consent of PricewaterhouseCoopers LLP†
24.1	Power of Attorney†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

  (1)
  Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the SEC on January 25, 2008.

  (2)
  Incorporated by reference to the Company's Registration Statement on Form S-1/A, filed with the SEC on May 13, 2008.

  (3)
  Incorporated by reference to the Company's Registration Statement on Form S-1/A, filed with the SEC on July 14, 2008.

  (4)
  Incorporated by reference to the Company's Registration Statement on Form S-1/A, filed with the SEC on April 24, 2008.

  (5)
  Incorporated by reference to the Company's Registration Statement on Form S-1/A, filed with the SEC on March 27, 2008.

  (6)
  Incorporated by reference to the Company's Registration Statement on Form S-8, filed with the SEC on December 30, 2008.

  †
  Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYR GROUP INC. (Registrant)
March 12, 2009	/s/ MARCO A. MARTINEZ Name: Marco A. Martinez Title: Vice President, Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* William A. Koertner	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2009
/s/ MARCO A. MARTINEZ Marco A. Martinez	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2009
* Jack L. Alexander	Director	March 12, 2009
* Larry F. Altenbaumer	Director	March 12, 2009
* Henry W. Fayne	Director	March 12, 2009
* Betty R. Johnson	Director	March 12, 2009
* Gary R. Johnson	Director	March 12, 2009

Signature	Title	Date

* William D. Patterson	Director	March 12, 2009
* Carter A. Ward	Director	March 12, 2009

*By:	/s/ MARCO A. MARTINEZ Marco A. Martinez (Attorney-in-fact)	March 12, 2009