Form 10-Q
period 2009-03-31
MYR GROUP INC.
filed 2009-05-14
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-08325

MYR GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3158643 (I.R.S. Employer Identification No.)
Three Continental Towers 60008-4210 1701 Golf Road, Suite 3-1012 (Zip Code) Rolling Meadows, IL (Address of principal executive offices)
(847) 290-1891 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 13, 2009 there were 19,713,311 outstanding shares of the registrant's $0.01 par value common stock.

WEB SITE ACCESS TO COMPANY'S REPORTS

MYR Group Inc.'s internet Web site address is www.myrgroup.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act will be available free of charge through our Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Throughout this report, references to "MYR Group," the "Company," "we," "us" and "our" refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

i

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2008	March 31, 2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,076	$34,074
Accounts receivable, net of allowances of $1,845 and $1,688, respectively	94,048	85,832
Costs and estimated earnings in excess of billings on uncompleted contracts	25,821	23,760
Deferred income tax assets	10,621	10,621
Receivable for insurance claims in excess of deductibles	8,968	8,926
Refundable income taxes	145	—
Other current assets	3,731	4,153

Total current assets	185,410	167,366
Property and equipment, net of accumulated depreciation of $21,158 and $24,195, respectively	75,873	76,230
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $1,218 and $1,302, respectively	11,874	11,790
Other assets	2,307	1,958

Total assets	$322,063	$303,943

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,187	$20,818
Billings in excess of costs and estimated earnings on uncompleted contracts	32,698	25,328
Accrued self insurance	32,881	32,406
Accrued income taxes	—	1,511
Other current liabilities	27,571	22,055

Total current liabilities	123,337	102,118
Long-term debt, net of current maturities	30,000	30,000
Deferred income tax liabilities	12,429	12,429
Other liabilities	938	923

Total liabilities	166,704	145,470

Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2008 and March 31, 2009	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 19,712,811 shares issued and outstanding at December 31, 2008 and March 31, 2009	197	197
Additional paid-in capital	141,159	141,390
Retained earnings	14,003	16,886

Total stockholders' equity	155,359	158,473

Total liabilities and stockholders' equity	$322,063	$303,943

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended March 31,
	2008	2009
Contract revenues	$136,763	$132,935
Contract costs	116,563	115,902

Gross profit	20,200	17,033
Selling, general and administrative expenses	11,918	11,974
Amortization of intangible assets	83	84
Gain on sale of property and equipment	(148)	(57)

Income from operations	8,347	5,032
Other income (expense)
Interest income	420	122
Interest expense	(542)	(222)
Other, net	(57)	(60)

Income before provision for income taxes	8,168	4,872
Income tax expense	3,349	1,989

Net income	$4,819	$2,883

Income per common share:
—Basic	$0.24	$0.15
—Diluted	$0.23	$0.14
Weighted average number of common shares and potential common shares outstanding:
—Basic	19,712,811	19,712,811
—Diluted	20,711,409	20,716,255

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2008	2009
Cash flows from operating activities:
Net income	$4,819	$2,883
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities—
Depreciation	2,617	3,165
Amortization of intangible assets	83	84
Stock-based compensation expense	230	231
Gain on sale of property and equipment	(148)	(57)
Other non-cash items	21	21
Changes in operating assets and liabilities
Accounts receivable, net	20,914	8,216
Costs and estimated earnings in excess of billings on uncompleted contracts	2,433	2,061
Construction materials inventory	(440)	—
Receivable for insurance claims in excess of deductibles	277	42
Other assets	2,709	51
Accounts payable	(11,162)	(5,393)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,696)	(7,370)
Accrued self insurance	497	(475)
Other liabilities	(9,025)	(4,047)

Net cash flows provided by (used in) operating activities	11,129	(588)

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,161	125
Purchases of property and equipment	(10,946)	(7,521)

Net cash flows used in investing activities	(9,785)	(7,396)

Cash flows from financing activities:
Payments of capital lease obligations	—	(8)
Equity financing costs	(1,753)	(10)
Notes receivable from purchase of common stock	2	—

Net cash flows used in financing activities	(1,751)	(18)

Net decrease in cash and cash equivalents	(407)	(8,002)
Cash and cash equivalents:
Beginning of period	34,547	42,076

End of period	$34,140	$34,074

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Organization and Business

        MYR Group Inc. (the "Company") consists of the following wholly-owned subsidiaries: The L. E. Myers Co., a Delaware corporation; Hawkeye Construction, Inc., an Oregon corporation; Harlan Electric Company, a Michigan corporation; Sturgeon Electric Company, Inc., a Michigan corporation; MYR Transmission Services, Inc., a Delaware corporation; ComTel Technology Inc., a Colorado corporation; MYRpower, Inc., a Delaware corporation and Great Southwestern Construction, Inc., a Colorado corporation.

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

2. Basis of Presentation

Interim Consolidated Financial Information

        The accompanying consolidated financial statements of the Company have been prepared in accordance with Accounting Principles Board ("APB") No. 28, Interim Financial Reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of March 31, 2009, and the results of operations, changes in stockholders' equity and cash flows for the three months ended March 31, 2008 and 2009. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the full year or the results for any future periods. The consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements as of that date. It is suggested that these financial statements be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2008, included in the Company's annual report on Form 10-K.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The most significant estimates are related to the accounts receivable reserve, estimates to complete on contracts, insurance reserves, tax reserves, recoverability of goodwill and intangibles and estimates surrounding stock-based compensation. Actual results could differ from these estimates.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

2. Basis of Presentation (Continued)

Recently Issued Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R on January 1, 2009 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"). FSP FAS 157-2 defers the effective date of SFAS No. 157, Fair Value Measurements ("SFAS No. 157") to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities. The adoption of FSP FAS 157-2 on January 1, 2009 did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

        In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. FSP FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP FAS 142-3 on January 1, 2009 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

3. Fair Value Measurements

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

        As of March 31, 2009, the Company held certain cash and cash equivalents that are required to be measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157. These items include money market funds with a carrying value of $34,074, which was equal to the fair value at March 31, 2009 based upon Level 1 inputs.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

4. Supplemental Cash Flows

        Supplemental disclosures of cash flow information for the three months ended March 31, 2008 and 2009 are as follows:

	Three months ended March 31,
	2008	2009
Cash paid during the period for:
Income taxes	$35	$293
Interest expense	526	203
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	361	314
Acquisition of property and equipment under capital lease obligations	—	45

        As of December 31, 2008, the Company had purchased $4,290 of property and equipment for which payment was pending, all of which was paid during the three months ended March 31, 2009. As of March 31, 2009, the Company recorded additional property and equipment of approximately $314 for which payment was pending.

5. Contracts in Process

        The net asset (liability) position for contracts in process consisted of the following at December 31, 2008 and March 31, 2009:

	Successor
	2008	2009
Cost incurred on uncompleted contracts	$941,714	$837,168
Estimated earnings	121,407	103,366

	1,063,121	940,534
Less: Billings to date	1,069,998	942,102

	$(6,877)	$(1,568)

        The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets at December 31, 2008 and March 31, 2009 as follows:

	Successor
	2008	2009
Cost and estimated earnings in excess of billings on uncompleted contracts	$25,821	$23,760
Billings in excess of costs and estimated earnings on uncompleted contracts	(32,698)	(25,328)

	$(6,877)	$(1,568)

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

6. Property and Equipment

        On January 24, 2008, the Company sold an existing parcel of land in Salt Lake City, Utah for $966 in a like-kind exchange transaction. The net gain resulting from the sale of this property was approximately $47.

7. Income Taxes

        The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rates for the three months ended March 31, 2008 and 2009 is principally due to state income taxes.

        The Company had approximately $823 and $825 of total unrecognized tax benefits as of December 31, 2008 and March 31, 2009, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. For the three months ended March 31, 2009, the Company recorded an additional $2 in unrecognized tax benefits related to the net activity of current and prior year positions. The Company does not anticipate that total unrecognized tax benefits will change significantly in the future. Additionally, the Company's policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations.

        The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2005 through 2008 and for various state authorities for the years 2004 through 2008.

8. Related Party Transactions

        At December 31, 2007, the Company had a stockholder note receivable outstanding of $2, which was reflected as a reduction to stockholders' equity. During the three months ended March 31, 2008, the Company received a cash payment to settle this note.

9. Commitments and Contingencies

Letters of Credit

        At both December 31, 2008 and March 31, 2009 the Company had one outstanding irrevocable standby letter of credit in the amount of $15,000 related to the Company's payment obligation under its insurance programs.

Leases

        The Company leases real estate and construction and certain office equipment under operating leases with terms ranging from one to five years. Future minimum lease payments for these operating leases subsequent to March 31, 2009 are $7,549 for the remainder of 2009, $7,720 for 2010, $4,743 for 2011, $2,527 for 2012, and $635 for 2013.

        The Company has guaranteed the residual value of the underlying assets under certain equipment operating leases at the date of termination of such leases. The Company has agreed to pay any differences between this residual value and the fair market value of each underlying asset as of the lease termination date. As of March 31, 2009, the maximum guaranteed residual value was approximately $2,072. The Company does not believe that significant payments will be made as a result

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

9. Commitments and Contingencies (Continued)

of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future payments will not be required.

Surety Bonds

        In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company has indemnified its sureties for any expenses paid out under these performance bonds. As of March 31, 2009, the total amount of outstanding performance bonds was approximately $440,710, and the estimated cost to complete these bonded projects was approximately $170,890.

Litigation and Other Legal Matters

        The Company is from time to time party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, the Company records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, separately or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

        The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of our present business as well as in respect of our divested businesses. Some of these include claims related to our current services and operations, and asbestos-related claims concerning historic operations of a predecessor affiliate. The Company believes that it has strong defenses to these claims as well as adequate insurance coverage in the event any asbestos-related claim is not resolved in our favor. These claims have not had a material impact on us to date and the Company believes that the likelihood that a future material adverse outcome will result from these claims is remote. However, if facts and circumstances change in the future, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on our financial condition, results of operations, or cash flows.

10. Stockholders' Equity

        On January 19, 2008, the Company retired 14,516,765 shares of the Company's treasury stock, resulting in the elimination of treasury stock, a reduction in the par value of common stock of $145 and a reduction in additional paid-in-capital of $175,363.

11. Stock Option Plans

        In November 2007, the Board of Directors approved the 2007 Long-Term Incentive Plan (the "LTIP") for the Company. The LTIP replaced the Company's 2006 Stock Option Plan. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

11. Stock Option Plans (Continued)

equivalents, or (i) any combination of such awards. The LTIP permits the granting of up to 2,000,000 shares of common stock to directors, officers and employees of the Company.

        The Company did not grant any awards under the LTIP during the three months ended March 31, 2009. Based upon a weighted-average grant date fair value of approximately $6.87 per share, excluding the impact of expected forfeitures, the Company recognized stock compensation expense related to all stock options granted under the LTIP of approximately $230 and $231 for the three months ended March 31, 2008 and 2009, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations.

        As of March 31, 2009, there was approximately $2,521 of total unrecognized compensation cost related to stock options granted under the LTIP. This cost is expected to be recognized over a weighted average vesting period of 2.74 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

        A summary of the activity relating to the outstanding options of the Company under the various stock option plans for the three months ended March 31, 2009 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2008	1,913,442	$6.30
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—

Options outstanding, March 31, 2009	1,913,442	$6.30	7.6 years	$17,121

Exercisable at March 31, 2009	1,500,442	$4.49	7.3 years	$16,144

        The aggregate intrinsic value above represents the total pre-tax intrinsic value that would have been received by the holders of the stock options had all of the options been exercised as of that date. The stock price used to calculate the pre-tax intrinsic value was $15.25, which was the last trading price of the quarter ended March 31, 2009.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

12. Segment Information

        The information in the following table for the three months ended March 31, 2008 and 2009 is derived from the segment's internal financial reports used for corporate management purposes:

	Three months ended March 31,
	2008	2009
Contract revenues:
T&D	$98,572	$99,677
C&I	38,191	33,258

	$136,763	$132,935

Operating income (loss):
T&D	$10,169	$7,378
C&I	3,352	2,682
General Corporate	(5,174)	(5,028)

	$8,347	$5,032

13. Earnings Per Share

        The Company calculates net income per common share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share is computed similarly, except that it reflects the potential dilutive impact that would occur if dilutive securities were exercised into common shares. Potential common shares of 540,000 and 538,000, with a weighted average exercise price of $13.00, for the three months ended March 31, 2008 and 2009, respectively, are not included in the denominator of the diluted earnings per share calculation as the inclusion of such shares would be anti-dilutive.

        The weighted average number of common shares used to compute basic and diluted net income per share for the three months ended March 31, 2008 and 2009 were as follows:

	Three months ended March 31,
	2008	2009
Weighted average basic common shares outstanding	19,712,811	19,712,811
Assumed exercise of stock options	998,598	1,003,444

Weighted average diluted common shares outstanding	20,711,409	20,716,255

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion should be read in conjunction with the accompanying consolidated financial statements as of December 31, 2008 and March 31, 2009 and for the three months ended March 31, 2008 and 2009 and with our annual report on Form 10-K for the year ended December 31, 2008 (the "2008 Annual Report"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed herein under the captions labeled "Cautionary Statement Concerning Forward-Looking Statements and Information" and "Risk Factors," as well as in the 2008 Annual Report. We assume no obligation to update any of these forward-looking statements.

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

        We had consolidated revenues for the three months ended March 31, 2009 of $132.9 million, of which 75.0% was attributable to our T&D customers and 25.0% was attributable to our C&I customers. For the three months ended March 31, 2009, our net income and EBITDA(1) were $2.9 million and $8.2 million, respectively, compared to $4.8 million and $11.0 million for the three months ended March 31, 2008.

(1)
EBITDA, a performance measure used by management, is defined as net income plus interest income and expense, provision for income taxes and depreciation and amortization, as shown in the table below. EBITDA is not defined under U.S. generally accepted accounting principles ("U.S. GAAP"), and does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from the presentation of, EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company's operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired.

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

  The following table provides a reconciliation of net income to EBITDA:

	For the three months ended March 31,
(dollars in thousands)	2008	2009
Reconciliation of Net Income to EBITDA:
Net Income	$4,819	$2,883
Add/(subtract):
Interest income (expense), net	122	100
Provision for income taxes	3,349	1,989
Depreciation & amortization	2,700	3,249

EBITDA	$10,990	$8,221

We also use EBITDA as a liquidity measure. We believe this financial measure is important in analyzing our liquidity because it is a key component of certain material covenants contained within our syndicated credit facility (the "Credit Agreement"). Non-compliance with these financial covenants under the Credit Agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, likely causing us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in the Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure is useful to investors and relevant to their assessment of our capacity to service, or incur, debt.

The following table provides a reconciliation of EBITDA to net cash flows provided by (used in) operating activities:

	For the three months ended March 31,
(dollars in thousands)	2008	2009
Reconciliation of EBITDA to Net Cash Flows Provided By (Used In) Operating Activities:
EBITDA	$10,990	$8,221
Add/(subtract):
Interest income (expense), net	(122)	(100)
Provision for income taxes	(3,349)	(1,989)
Depreciation & amortization	(2,700)	(3,249)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities	2,803	3,444
Changes in operating assets and liabilities	3,507	(6,915)

Net Cash Flows Provided By (Used In) Operating Activities	$11,129	$(588)

        Our historical growth has been driven primarily by successful bids for, and execution of, several large projects, our ability to continue to capitalize on increased infrastructure spending in our markets and the breadth of our customer base. We believe our centralized fleet and skilled workforce provide us with a competitive advantage as increased spending in the transmission infrastructure market has resulted in an increased demand for a limited supply of specialized equipment and labor. We expect to continue to grow our business organically, as well as selectively consider strategic acquisitions that may improve our competitive position within our existing markets, expand our geographic footprint or strengthen our fleet.

Long-Term Incentive Plan

        Total stock compensation expense related to option grants under our 2007 Long-Term Incentive Plan (the "LTIP") was approximately $230,000 and $231,000 for the three months ended March 31, 2008 and 2009, respectively, based upon a weighted-average grant date fair value of approximately $6.87 per share, excluding the impact of expected forfeitures.

        As of March 31, 2009, there was approximately $2.5 million of total unrecognized compensation cost related to stock options granted under the LTIP. This cost is expected to be recognized over a weighted average vesting period of 2.74 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Backlog

        As of March 31, 2009, our backlog was approximately $294.6 million, consisting of $214.2 million and $80.4 million in our T&D and C&I segments, respectively. As of March 31, 2008, our backlog was approximately $230.8 million, consisting of $150.5 million and $80.3 million in our T&D and C&I segments, respectively. Changes in backlog from period to period are primarily the result of normal fluctuations in contracts and projects.

        We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, minus the revenue we have recognized under such contracts, as "backlog." We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. For our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, our projected revenue for a three-month period is included in the calculation of backlog, regardless of the duration of the contract, which typically exceeds such three-month period. These types of contracts are generally awarded as part of master service agreements ("MSAs") which typically have a one- to three-year duration from execution. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator.

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

Project Bonding Requirements

        Approximately 30.5% and 16.1% of our business by revenue for the three months ended March 31, 2009 and 2008, respectively, required surety bonds or other means of financial assurance to secure contractual performance. If we fail to perform or pay subcontractors and vendors, the customer may demand that the surety provide services or make payments under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the bonds. As of March 31, 2009, the total amount of bonded backlog was approximately $188.5 million, which represented 64.0% of our backlog.

Consolidated Results of Operations

        The following table sets forth selected statements of operations data and such data as a percentage of revenues for the period indicated (dollars in thousands):

	For the three months ended March 31,
	2008		2009
	Amount	Percent	Amount	Percent
Contract revenues	$136,763	100.0%	$132,935	100.0%
Contract costs	116,563	85.2	115,902	87.2

Gross profit	20,200	14.8	17,033	12.8
Selling, general and administrative expenses	11,918	8.7	11,974	9.0
Amortization of intangible assets	83	0.1	84	0.1
Gain on sale of property and equipment	(148)	(0.1)	(57)	—

Income from operations	8,347	6.1	5,032	3.8
Other income (expense)
Interest income	420	0.3	122	0.1
Interest expense	(542)	(0.4)	(222)	(0.2)
Other, net	(57)	—	(60)	—

Income before provision for income taxes	8,168	6.0	4,872	3.7
Income tax expense	3,349	2.5	1,989	1.5

Net income	$4,819	3.5%	$2,883	2.2%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2009

        Revenues.    Revenues decreased $3.8 million, or 2.8%, from $136.8 million for the three months ended March 31, 2008 to $132.9 million for the three months ended March 31, 2009. The majority of the decrease in revenues was the result of reduced revenues in our C&I segment. This reduction in the C&I segment is due to increased competition in bidding activity and overall reduction in spending caused by the current economic environment. This decrease in C&I revenues was offset by an increase in revenues generated from our T&D segment.

        Gross Profit.    Gross profit decreased $3.2 million, or 15.7%, from $20.2 million for the three months ended March 31, 2008 to $17.0 million for the three months ended March 31, 2009. As a percentage of overall revenues, gross margin decreased from 14.8% for the three months ended March 31, 2008 to 12.8% for the three months ended March 31, 2009. The decrease in gross profit was mainly attributable to strong performance and increased margins on a few large contracts that resulted in approximately $2.1 million in incremental gross profit during the three months ended March 31, 2008. These large projects in 2008 were not replaced by projects with similar margins in the first quarter of 2009. Additionally, we experienced an increase in our estimated costs to complete on certain T&D contracts that resulted in a reduction to gross margin of approximately $1.0 million for the three months ended March 31, 2009. The remainder of the decrease in gross profit was attributable to the overall decrease in revenues for the three months ended March 31, 2009.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $0.1 million, or 0.5%, from $11.9 million for the three months ended March 31, 2008 to $12.0 million for the three months ended March 31, 2009. The increase relates primarily to annual salary increases and certain incremental costs related to being a public company that were not incurred during the first quarter of 2008. As a percentage of revenues, these expenses increased from 8.7% for the three months ended March 31, 2008 to 9.0% for the three months ended March 31, 2009.

        Gain on Sale of Property and Equipment.    Gains from the sale of property and equipment remained consistent at $0.1 million for the three months ended March 31, 2008 and 2009. The overall gains from the sale of property and equipment are due to the timing of the routine sale of such items, as we regularly dispose of property and equipment that are no longer useful or valuable to our ongoing operations.

        Interest Income.    Interest income decreased $0.3 million from $0.4 million for the three months ended March 31, 2008 to $0.1 million for the three months ended March 31, 2009 due to the overall decrease in interest rates earned on our cash balance.

        Interest Expense.    Interest expense decreased $0.3 million from $0.5 million for the three months ended March 31, 2008 to $0.2 million for the three months ended March 31, 2009 due to the overall decrease in the interest rates applied to our outstanding borrowings.

        Provision for Income Taxes.    The provision for income taxes was $3.3 million for the three months ended March 31, 2008, with an effective tax rate of 41.0% compared to $2.0 million for the three months ended March 31, 2009, with an effective tax rate of 40.8%.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three months ended March 31,
	2008		2009
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$98,572	72.1%	$99,677	75.0%
Commercial & Industrial	38,191	27.9	33,258	25.0

Total	$136,763	100.0	$132,935	100.0

Operating income (loss):
Transmission & Distribution	$10,169	10.3	$7,378	7.4
Commercial & Industrial	3,352	8.8	2,682	8.1

Total	13,521	9.9	10,060	7.6
Corporate	(5,174)	(3.8)	(5,028)	(3.8)

Consolidated	$8,347	6.1%	$5,032	3.8%

Transmission & Distribution

        Revenues for our T&D segment for the three months ended March 31, 2008 were $98.6 million compared to $99.7 million for the three months ended March 31, 2009, an increase of $1.1 million or 1.1%. The increase in the revenues was the result of a modest increase in revenues from a few large projects partially offset by a reduction in revenues from smaller projects (less than $3.0 million in contract value) that were in production during the first quarter of 2009 as compared to 2008. Revenues from transmission projects represented 68.6% and 60.6% of T&D segment revenue for the three months ended March 31, 2009 and 2008, respectively. Additionally, for the three months ended March 31, 2009, measured by revenue in our T&D segment, we provided 28.0% of our T&D services under fixed price contracts, as compared to 41.2% for the three months ended March 31, 2008.

        Operating income for our T&D segment for the three months ended March 31, 2008 was $10.2 million compared to $7.4 million for the three months ended March 31, 2009, a decrease of $2.8 million or 27.4%. As a percentage of revenues, operating income decreased from 10.3% for the three months ended March 31, 2008 to 7.4% for the three months ended March 31, 2009. The decrease in operating income in the T&D segment was mainly attributable to strong performance and increased margins on a few large contracts that resulted in approximately $1.4 million in incremental gross profit during the three months ended March 31, 2008. As stated above, these large projects in 2008 have not been replaced by projects with similar margins in the first quarter of 2009. Additionally, we experienced an increase in our estimated costs to complete on certain contracts that resulted in a reduction to gross margin of approximately $1.0 million for the three months ended March 31, 2009.

Commercial & Industrial

        Revenues for our C&I segment for the three months ended March 31, 2008 were $38.2 million compared to $33.3 million for the three months ended March 31, 2009, a decrease of $4.9 million or 12.9%. The decrease in revenues is due mainly to increased competition in bidding activity and overall reduction in spending caused by the current economic environment. Additionally, for the three months ended March 31, 2009, measured by revenue in our C&I segment, we provided 45.6% of our services under fixed price contracts, as compared to 48.6% for the three months ended March 31, 2008.

        Operating income for our C&I segment for the three months ended March 31, 2008 was $3.4 million compared to $2.7 million for the three months ended March 31, 2009, a decrease of $0.7 million or 20.0%. As a percentage of revenues, operating income decreased from 8.8% for the three months ended March 31, 2008 to 8.1% for the three months ended March 31, 2009. The decrease in operating income in the C&I segment was mainly attributable to strong performance and increased margins on a few large contracts that resulted in approximately $0.7 million in incremental gross profit during the three months ended March 31, 2008.

Liquidity and Capital Resources

Cash Requirements

        Our cash and cash equivalents on hand totaled $34.1 million as of March 31, 2009. We anticipate that our cash and cash equivalents on hand, our $60.0 million borrowing availability under the Credit Agreement, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, planned capital expenditures and to facilitate our future ability to grow. Although we believe that we have adequate cash and availability under our credit facility to meet these needs, our anticipated participation in certain significant large-scale initiatives to rebuild the United States electric power grid may require additional working capital, depending upon the size and duration of the project and the financial terms of the underlying agreement.

Sources and Uses of Cash

        As of March 31, 2009, we had cash and cash equivalents of $34.1 million, positive working capital of $65.2 million, and long-term liabilities in the amount of $43.4 million, which consisted of the long-term portion of our term loan facility, deferred taxes and deferred compensation obligations. We also had a $15.0 million letter of credit outstanding under the Credit Agreement. During the three months ended March 31, 2009, operating activities associated with our T&D and C&I segments resulted in net cash flow used in operations of $0.6 million compared to net cash flows provided by operations $11.1 million for the three months ended March 31, 2008. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide our customers. During the three months ended March 31, 2009, we used net cash in investing activities of $7.4 million, including $7.5 million used for capital expenditures, offset by $0.1 million of proceeds from the sale of property and equipment.

Debt Instruments

        On August 31, 2007, we entered into an agreement for a $125.0 million senior secured credit facility which provides for a $75.0 million revolving credit line (which may be increased or decreased in accordance with the terms of the related credit agreement) and a $50.0 million term loan facility. At our option, borrowings under the Credit Agreement bear interest at either (1) the greater of a prime rate or the Federal funds rate plus a spread based upon our leverage ratio or (2) an adjusted London Interbank Offered Rate ("LIBOR") plus a spread based upon our leverage ratio. There were $30.0 million of borrowings outstanding currently accruing interest at 1.5625% (which is equal to an adjusted one-month LIBOR plus a spread of 1.0%) at March 31, 2009. As of March 31, 2009, we had a $15.0 million letter of credit outstanding, which reduced our borrowing capacity under the revolving credit line. The Credit Agreement expires on August 31, 2012. We had $60.0 million available under the Credit Agreement as of March 31, 2009.

        The terms of the Credit Agreement require, among other things, that we adhere to a maximum leverage ratio and maintain a minimum EBITDA-based interest coverage ratio, both of which are defined under the Credit Agreement and determined on a rolling four consecutive quarter basis. The EBITDA-based interest coverage ratio covenant requires us to have a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. We are also required to have a leverage ratio of no more than 3.0 to 1.0. As of March 31, 2009, our interest coverage ratio was in excess of 35.0 to 1.0 and our leverage ratio was less than 1.0 to 1.0, both within the required covenant levels permitted under the Credit Agreement.

        The Credit Agreement also includes other specific limits or restrictions on additional indebtedness, liens and capital expenditure activity. Our obligations under the Credit Agreement are secured by a lien on all of our property (including the capital stock of our subsidiaries) other than any property subject to a certificate of title, subject to a lease or similar interest and our real property and fixtures. As of March 31, 2009, we were in compliance with all applicable debt covenants.

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

        We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of March 31, 2009, the maximum guaranteed residual value was approximately $2.1 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

        We typically have purchase options on the equipment underlying our long term operating leases and many of our short term rental arrangements. We continue to exercise many of these purchase options as the need for equipment is on-going.

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

        As of March 31, 2009, we had a $15.0 million letter of credit outstanding under the Credit Agreement primarily to secure obligations under our casualty insurance program. This irrevocable stand-by letter of credit has a current maturity date of June 1, 2009; however, upon maturity, we expect that this letter of credit will be renewed for another one-year period.

Surety Bonds

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers would reduce the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of March 31, 2009, an aggregate of approximately $440.7 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $170.9 million as of March 31, 2009.

Legal Proceedings

        For a discussion regarding legal proceedings, please refer to Note 9. "Commitments and Contingencies—Litigation and Other Legal Matters" in the accompanying Notes to Consolidated Financial Statements.

New Accounting Pronouncements

        For a discussion regarding new accounting pronouncements, please refer to Note 2. "Basis of Presentation—Recently Issued Accounting Pronouncements" in the accompanying Notes to Consolidated Financial Statements.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" included in the 2008 Annual Report.

Cautionary Statement Concerning Forward-Looking Statements and Information

        We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.

        Various statements this quarterly report on Form 10-Q contain, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenue, income and capital spending. Our forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this quarterly report on Form 10-Q; we disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed in Item 1A. "Risk Factors" in our 2008 Annual Report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

  •
  we may not benefit from the passage of the American Recovery and Reinvestment Act of 2009;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of March 31, 2009, we did not have any derivative instruments. We did not use any material derivative financial instruments during the three months ended March 31, 2008 and 2009, including trading or speculation on changes in interest rates, or commodity prices of materials used in our business.

        We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. No customer accounted for more than 14.9% of revenues for the three months ended March 31, 2008 or 2009. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

        Borrowings under the 2007 Credit Agreement are based upon an interest rate that will vary depending upon the Federal fund rates and LIBOR. If we borrow additional amounts under the 2007 Credit Agreement, the interest rate on those borrowings will also be variable. If the Federal fund rates or LIBOR rise, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. As of March 31, 2009, we had $30 million of borrowings outstanding under the 2007 Credit Agreement. The 2007 Credit Agreement currently accrues annual interest at one-month LIBOR in effect at each month end plus a spread of 1.00%, based upon our current leverage ratio, as defined in the 2007 Credit Agreement. A 0.125% increase or decrease in the interest rate would have the effect of changing our interest expense by $37,500 per annum.

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

        Management, together with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance related to the matters stated in the above paragraph.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will detect or prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. These inherent limitations include the realities that judgments in decision- making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

 PART II.—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In 2005, one of our subsidiaries was convicted of a criminal misdemeanor for violation of certain Occupational Safety and Health Administration ("OSHA") safety regulations that occurred in 1999. The subsidiary was assessed and paid a fine of $0.5 million and was sentenced to probation for a three-year period, which terminated on December 8, 2008. The subsidiary appealed the conviction and, on April 10, 2009, the Seventh Circuit Court of Appeals reversed the conviction and remanded the case for a new trial. We have not been notified of any further proceedings in this matter. The conviction and subsequent probation did not have a material impact on our subsidiary or on us, nor do we expect that the final outcome will have a material impact on our subsidiary or on us.

        For further discussion regarding legal proceedings, please refer to Note 9. "Commitments and Contingencies—Litigation and Other Legal Matters" in the accompanying Notes to Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

        An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described in our 2008 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of our common stock and any investment in our company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Number	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Amended and Restated By-Laws (2)
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the SEC on January 25, 2008.

(2)
Incorporated by reference to the Company's Registration Statement on Form S-1/A, filed with the SEC on May 13, 2008.

†
Filed herewith

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC. (Registrant)
May 14, 2009	/s/ MARCO A. MARTINEZ Vice President, Chief Financial Officer and Treasurer