Form 10-Q
period 2009-06-30
MYR GROUP INC.
filed 2009-08-10
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

        As of August 7, 2009 there were 19,749,441 outstanding shares of the registrant's $0.01 par value common stock.

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

i

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2008	June 30, 2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,076	$44,015
Accounts receivable, net of allowances of $1,845 and $1,678, respectively	94,048	87,154
Costs and estimated earnings in excess of billings on uncompleted contracts	25,821	27,980
Deferred income tax assets	10,621	10,621
Receivable for insurance claims in excess of deductibles	8,968	8,902
Refundable income taxes	145	230
Other current assets	3,731	2,880

Total current assets	185,410	181,782
Property and equipment, net of accumulated depreciation of $21,158 and $27,204, respectively	75,873	80,314
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $1,218 and $1,385, respectively	11,874	11,707
Other assets	2,307	1,931

Total assets	$322,063	$322,333

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,187	$34,480
Billings in excess of costs and estimated earnings on uncompleted contracts	32,698	25,351
Accrued self insurance	32,881	33,667
Other current liabilities	27,571	22,300

Total current liabilities	123,337	115,798
Long-term debt, net of current maturities	30,000	30,000
Deferred income tax liabilities	12,429	12,429
Other liabilities	938	953

Total liabilities	166,704	159,180

Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2008 and June 30, 2009	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 19,712,811 and 19,748,191 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	197	197
Additional paid-in capital	141,159	141,755
Retained earnings	14,003	21,201

Total stockholders' equity	155,359	163,153

Total liabilities and stockholders' equity	$322,063	$322,333

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Contract revenues	$147,170	$162,923	$283,933	$295,858
Contract costs	127,202	144,146	243,765	260,048

Gross profit	19,968	18,777	40,168	35,810
Selling, general and administrative expenses	12,236	11,361	24,154	23,335
Amortization of intangible assets	84	83	167	167
Gain on sale of property and equipment	(337)	(153)	(485)	(210)

Income from operations	7,985	7,486	16,332	12,518
Other income (expense)
Interest income	239	52	659	174
Interest expense	(374)	(219)	(916)	(441)
Other, net	(50)	(51)	(107)	(111)

Income before provision for income taxes	7,800	7,268	15,968	12,140
Income tax expense	3,198	2,953	6,547	4,942

Net income	$4,602	$4,315	$9,421	$7,198

Income per common share:
—Basic	$0.23	$0.22	$0.48	$0.37
—Diluted	$0.22	$0.21	$0.45	$0.35
Weighted average number of common shares and potential common shares outstanding:
—Basic	19,712,811	19,727,048	19,712,811	19,719,969
—Diluted	20,713,241	20,689,524	20,721,074	20,702,087

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Cash flows from operating activities:
Net income	$4,602	$4,315	$9,421	$7,198
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities—
Depreciation	2,512	3,131	5,129	6,296
Amortization of intangible assets	84	83	167	167
Stock-based compensation expense	229	231	459	462
Gain on sale of property and equipment	(337)	(153)	(485)	(210)
Other non-cash items	21	21	42	42
Changes in operating assets and liabilities
Accounts receivable, net	(12,703)	(1,322)	8,211	6,894
Costs and estimated earnings in excess of billings on uncompleted contracts	(241)	(4,220)	2,192	(2,159)
Construction materials inventory	(583)	—	(1,023)	—
Receivable for insurance claims in excess of deductibles	66	24	343	66
Other assets	1,248	1,049	3,957	1,100
Accounts payable	4,270	13,953	(6,892)	8,560
Billings in excess of costs and estimated earnings on uncompleted contracts	(674)	23	(3,370)	(7,347)
Accrued self insurance	29	1,261	526	786
Other liabilities	1,473	(1,230)	(7,552)	(5,277)

Net cash flows provided by (used in) operating activities	(4)	17,166	11,125	16,578

Cash flows from investing activities:
Proceeds from sale of property and equipment	343	162	1,504	287
Purchases of property and equipment	(6,236)	(7,515)	(17,182)	(15,036)

Net cash flows used in investing activities	(5,893)	(7,353)	(15,678)	(14,749)

Cash flows from financing activities:
Payments of capital lease obligations	—	(5)	—	(13)
Employee stock option transactions	—	134	—	134
Equity financing costs	(225)	(1)	(1,978)	(11)
Payment on note payable to FirstEnergy	(2,298)	—	(2,298)	—
Notes receivable from purchase of common stock	—	—	2	—

Net cash flows provided by (used in) financing activities	(2,523)	128	(4,274)	110

Net increase (decrease) in cash and cash equivalents	(8,420)	9,941	(8,827)	1,939
Cash and cash equivalents:
Beginning of period	34,140	34,074	34,547	42,076

End of period	$25,720	$44,015	$25,720	$44,015

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

2. Basis of Presentation

Interim Consolidated Financial Information

        The accompanying consolidated financial statements of the Company have been prepared in accordance with Accounting Principles Board ("APB") No. 28, Interim Financial Reporting, and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial position of the Company as of June 30, 2009, and the results of operations, changes in stockholders' equity and cash flows for the three and six months ended June 30, 2008 and 2009. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the full year or the results for any future periods. The consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements as of that date. It is suggested that these financial statements be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2008, included in the Company's annual report on Form 10-K.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

2. Basis of Presentation (Continued)

Recently Issued Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R on January 1, 2009 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"). FSP FAS 157-2 defers the effective date of SFAS No. 157, Fair Value Measurements ("SFAS No. 157") to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities. The adoption of FSP FAS 157-2 on January 1, 2009 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 improves the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. FSP FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP FAS 142-3 on January 1, 2009 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when certain circumstances exist where the volume and level of activity for an asset or liability have significantly decreased. It also includes guidance on identifying circumstances that would indicate when a transaction is not orderly. FSP FAS 157-4 is effective for fiscal years and interim periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        Also in April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP FAS 107-1"). FSP FAS 107-1 extends the disclosure requirements of FAS 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies as defined by APB Opinion No. 28, Interim Financial Reporting. FSP FAS 107-1 is effective for interim periods ending after June 15, 2009. Although the adoption of FSP FAS 107-1 did not have an impact on the Company's consolidated financial position, results of operations or cash flows, there were impacts to the Company's financial statement disclosures.

        In May 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. Although, the adoption of SFAS 165 did not have an impact on the Company's consolidated financial position, results of operations or cash flows, there were impacts to the Company's financial statement disclosures.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

2. Basis of Presentation (Continued)

        In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. SFAS 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets, as well as a transferor's continuing involvement, if any, in the transferred financial assets. SFAS 166 is effective for fiscal years and interim periods beginning after November 15, 2009. The adoption of SFAS 166 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

        As of June 30, 2009, the carrying value of cash and cash equivalents, accounts receivable and payable, accrued liabilities, and certain other financial assets and liabilities approximates fair value due to the short maturities of these instruments.

        As of June 30, 2009, the Company held certain cash and cash equivalents that are required to be measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157. These items include money market funds held in deposit at a national bank and short-term certificates of deposits held on account under the Certificate of Deposit Account Registry Services (CDARS) program. These items had a combined carrying value of $44,015, which was equal to the fair value at June 30, 2009 based upon Level 1 inputs.

        The carrying amount reported in the consolidated balance sheet as of June 30, 2009 for long term debt is $30,000. Using a discounted cash flow technique that incorporates a market interest rate adjusted for risk profile based upon Level 3 inputs, the Company has determined the fair value of its debt to be $29,483 as of June 30, 2009.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

4. Supplemental Cash Flows

        Supplemental disclosures of cash flow information for the three and six months ended June 30, 2008 and 2009 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Cash paid during the period for:
Income taxes	$2,316	$4,649	$2,351	$4,942
Interest expense	401	196	927	399
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	1,022	23	1,022	23
Acquisition of property and equipment under capital lease obligations	—	—	—	45

        As of December 31, 2008, the Company had purchased $4,290 of property and equipment for which payment was pending, all of which was paid during the six months ended June 30, 2009. As of June 30, 2009, the Company recorded the acquisition of additional property and equipment of approximately $23 for which payment was pending.

5. Contracts in Process

        The net asset (liability) position for contracts in process consisted of the following at December 31, 2008 and June 30, 2009:

	2008	2009
Cost incurred on uncompleted contracts	$941,714	$805,592
Estimated earnings	121,407	94,361

	1,063,121	899,953
Less: Billings to date	1,069,998	897,324

	$(6,877)	$2,629

        The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets at December 31, 2008 and June 30, 2009 as follows:

	2008	2009
Cost and estimated earnings in excess of billings on uncompleted contracts	$25,821	$27,980
Billings in excess of costs and estimated earnings on uncompleted contracts	(32,698)	(25,351)

	$(6,877)	$2,629

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

6. Income Taxes

        The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rates for the three and six months ended June 30, 2008 and 2009 is principally due to state income taxes.

        The Company had approximately $823 and $870 of total unrecognized tax benefits as of December 31, 2008 and June 30, 2009, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. For the six months ended June 30, 2009, the Company recorded an additional $47 in unrecognized tax benefits related to the net activity of current and prior year positions. The Company anticipates that the total unrecognized tax benefits will be reduced by approximately $350 within the next three months due to lapse in the statute of limitations. Additionally, the Company's policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations.

        The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2005 through 2008 and for various state authorities for the years 2004 through 2008.

7. Commitments and Contingencies

Letters of Credit

        At both December 31, 2008 and June 30, 2009 the Company had one outstanding irrevocable standby letter of credit in the amount of $15,000 related to the Company's payment obligation under its insurance programs.

Leases

        The Company leases real estate and construction and certain office equipment under operating leases with terms ranging from one to five years. Future minimum lease payments for these operating leases subsequent to June 30, 2009 are $5,710 for the remainder of 2009, $7,812 for 2010, $4,822 for 2011, $2,600 for 2012, and $705 for 2013.

        The Company has guaranteed the residual value of the underlying assets under certain equipment operating leases at the date of termination of such leases. The Company has agreed to pay any differences between this residual value and the fair market value of each underlying asset as of the lease termination date. As of June 30, 2009, the maximum guaranteed residual value was approximately $1,859. The Company does not believe that significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future payments will not be required.

Surety Bonds

        In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company has indemnified its sureties for any expenses paid out under these performance bonds. As of June 30, 2009, the total amount of outstanding performance bonds was approximately $413,351 and the estimated cost to complete these bonded projects was approximately $150,142.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

7. Commitments and Contingencies (Continued)

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

8. Stock Option Plans

        In November 2007, the Board of Directors approved the 2007 Long-Term Incentive Plan (the "LTIP") for the Company. Upon the adoption of the LTIP, the Company no longer grants awards under the 2006 Stock Option Plan. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, or (i) any combination of such awards. The LTIP permits the granting of up to 2,000,000 shares of common stock to directors, officers and employees of the Company.

        The Company did not grant any awards under the LTIP during the six months ended June 30, 2009. Based upon a weighted-average grant date fair value of approximately $6.87 per share, excluding the impact of expected forfeitures, the Company recognized stock compensation expense related to all stock options granted under the LTIP of approximately $459 and $462 for the six months ended

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

8. Stock Option Plans (Continued)

June 30, 2008 and 2009, respectively, which is included in selling, general and administrative expenses in the consolidated statements of operations.

        As of June 30, 2009, there was approximately $2,290 of total unrecognized compensation cost related to stock options granted under the LTIP. This cost is expected to be recognized over a weighted average vesting period of 2.49 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

        A summary of the activity relating to the outstanding options of the Company under the various stock option plans for the six months ended June 30, 2009 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2008	1,913,442	$6.30
Options granted	—	—
Options exercised	(35,380)	3.79
Options forfeited	(1,500)	13.00

Options outstanding, June 30, 2009	1,876,562	$6.34	7.4 years	$26,039

Exercisable at June 30, 2009	1,465,062	$4.51	7.1 years	$23,020

        The aggregate intrinsic value above represents the total pre-tax intrinsic value that would have been received by the holders of the stock options had all of the options been exercised as of that date. The stock price used to calculate the pre-tax intrinsic value was $20.22, which was the last trading price of the quarter ended June 30, 2009.

9. Segment Information

        The following table presents contract revenues and operating income for the Company's segments for the three and six months ended June 30, 2008 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Contract revenues:
T&D	$105,961	$124,873	$204,533	$224,550
C&I	41,209	38,050	79,400	71,308

	$147,170	$162,923	$283,933	$295,858

Operating income (loss):
T&D	$9,788	$8,881	$19,957	$16,259
C&I	3,922	3,600	7,274	6,282
General Corporate	(5,725)	(4,995)	(10,899)	(10,023)

	$7,985	$7,486	$16,332	$12,518

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

10. Earnings Per Share

        The Company calculates net income per common share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share is computed similarly, except that it reflects the potential dilutive impact that would occur if dilutive securities were exercised into common shares. Potential common shares of 540,000 and 536,000, with a weighted average exercise price of $13.00, for the three and six months ended June 30, 2008 and 2009, respectively, are not included in the denominator of the diluted earnings per share calculation as the inclusion of such shares would be anti-dilutive.

        The weighted average number of common shares used to compute basic and diluted net income per share for the three and six months ended June 30, 2008 and 2009 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Weighted average basic common shares outstanding	19,712,811	19,727,048	19,712,811	19,719,969
Assumed exercise of stock options	1,000,430	962,476	1,008,263	982,118

Weighted average diluted common shares outstanding	20,713,241	20,689,524	20,721,074	20,702,087

11. Subsequent Events

        Under the guidance of SFAS 165, the Company's management has evaluated subsequent event activity through August 10, 2009, the date that these financial statements were issued to the Securities and Exchange Commission in accordance with the Exchange Act. As a result of the evaluation, it was determined that no material subsequent events have occurred that would require additional adjustments or disclosures to the accompanying financial statements of the Company.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion should be read in conjunction with the accompanying consolidated financial statements as of December 31, 2008 and June 30, 2009 and for the three and six months ended June 30, 2008 and 2009 and with our annual report on Form 10-K for the year ended December 31, 2008 (the "2008 Annual Report"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed herein under the captions labeled "Cautionary Statement Concerning Forward-Looking Statements and Information" and "Risk Factors," as well as in the 2008 Annual Report. We assume no obligation to update any of these forward-looking statements.

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

        We had consolidated revenues for the six months ended June 30, 2009 of $295.9 million, of which 75.9% was attributable to our T&D customers and 24.1% was attributable to our C&I customers. For the six months ended June 30, 2009, our net income and EBITDA(1) were $7.2 million and $18.9 million, respectively, compared to $9.4 million and $21.5 million for the six months ended June 30, 2008.

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

  The following table provides a reconciliation of net income to EBITDA:

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2008	2009	2008	2009
Reconciliation of Net Income to EBITDA:
Net Income	$4,602	$4,315	$9,421	$7,198
Add/(subtract):
Interest expense (income), net	135	167	257	267
Provision for income taxes	3,198	2,953	6,547	4,942
Depreciation & amortization	2,596	3,214	5,296	6,463

EBITDA	$10,531	$10,649	$21,521	$18,870

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

The following table provides a reconciliation of EBITDA to net cash flows provided by (used in) operating activities:

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2008	2009	2008	2009
Reconciliation of EBITDA to Net Cash Flows Provided By (Used In) Operating Activities:
EBITDA	$10,531	$10,649	$21,521	$18,870
Add/(subtract):
Interest income (expense), net	(135)	(167)	(257)	(267)
Provision for income taxes	(3,198)	(2,953)	(6,547)	(4,942)
Depreciation & amortization	(2,596)	(3,214)	(5,296)	(6,463)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities	2,509	3,313	5,312	6,757
Changes in operating assets and liabilities	(7,115)	9,538	(3,608)	2,623

Net cash flows provided by (used in) operating activities	$(4)	$17,166	$11,125	$16,578

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

Long-Term Incentive Plan

        Total stock compensation expense related to option grants under our 2007 Long-Term Incentive Plan (the "LTIP") was approximately $459,000 and $462,000 for the six months ended June 30, 2008 and 2009, respectively, based upon a weighted-average grant date fair value of approximately $6.87 per share, excluding the impact of expected forfeitures.

        As of June 30, 2009, there was approximately $2.3 million of total unrecognized compensation cost related to stock options granted under the LTIP. This cost is expected to be recognized over a weighted average vesting period of 2.49 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Backlog

        As of June 30, 2009, our backlog was approximately $316.6 million, consisting of $232.1 million and $84.5 million in our T&D and C&I segments, respectively. As of June 30, 2008, our backlog was approximately $240.5 million, consisting of $155.0 million and $85.5 million in our T&D and C&I segments, respectively. Changes in backlog from period to period are primarily the result of normal fluctuations in contracts and projects.

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

Project Bonding Requirements

        Approximately 37.6% and 19.8% of our business by revenue for the six months ended June 30, 2009 and 2008, respectively, required surety bonds or other means of financial assurance to secure contractual performance. If we fail to perform or pay subcontractors and vendors, the customer may demand that the surety provide services or make payments under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the bonds. As of June 30, 2009, the total amount of bonded backlog was approximately $166.0 million, which represented approximately 52.7% of our backlog.

Consolidated Results of Operations

        The following table sets forth selected statements of operations data and such data as a percentage of revenues for the period indicated (dollars in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2008		2009		2008		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$147,170	100.0%	$162,923	100.0%	$283,933	100.0%	$295,858	100.0%
Contract costs	127,202	86.4	144,146	88.5	243,765	85.9	260,048	87.9

Gross profit	19,968	13.6	18,777	11.5	40,168	14.1	35,810	12.1
Selling, general and administrative expenses	12,236	8.3	11,361	7.0	24,154	8.5	23,335	7.9
Amortization of intangible assets	84	0.1	83	0.1	167	0.1	167	0.1
Gain on sale of property and equipment	(337)	(0.2)	(153)	(0.1)	(485)	(0.2)	(210)	(0.1)

Income from operations	7,985	5.4	7,486	4.5	16,332	5.7	12,518	4.2
Other income (expense)
Interest income	239	0.2	52	—	659	0.2	174	0.1
Interest expense	(374)	(0.3)	(219)	(0.1)	(916)	(0.3)	(441)	(0.1)
Other, net	(50)	—	(51)	—	(107)	—	(111)	(0.1)

Income before provision for income taxes	7,800	5.3	7,268	4.4	15,968	5.6	12,140	4.1
Income tax expense	3,198	2.2	2,953	1.8	6,547	2.3	4,942	1.7

Net income	$4,602	3.1%	$4,315	2.6%	$9,421	3.3%	$7,198	2.4%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2009

        Revenues.    Revenues increased approximately $15.8 million, or 10.7%, from $147.2 million for the three months ended June 30, 2008 to $162.9 million for the three months ended June 30, 2009. The increase in revenues was mostly due to increased activity in a few large T&D projects (contracts with values greater than $10.0 million). This increase was offset by the reduction of revenues from smaller T&D projects (less than $3.0 million in contract value) that were in production during the second quarter of 2009 as compared to 2008, as well as an overall reduction in revenues in the C&I segment. The reduction of revenues in the C&I segment was due to the current economic environment which has caused an overall reduction in spending and an increase in bidding competition.

        Gross Profit.    Gross profit decreased $1.2 million, or 6.0%, from $20.0 million for the three months ended June 30, 2008 to $18.8 million for the three months ended June 30, 2009. As a percentage of overall revenues, gross margin decreased from 13.6% for the three months ended June 30, 2008 to 11.5% for the three months ended June 30, 2009. The higher gross profit during the three months ended June 30, 2008 versus the same period in 2009 was mainly attributable to strong performance and increased margins on a few large contracts that resulted in approximately $2.1 million in incremental gross profit during the three months ended June 30, 2008. These large projects in 2008 were not replaced by projects with similar margins in the second quarter of 2009. Additionally, we experienced an increase in the estimated costs to complete certain T&D contracts that resulted in a reduction to gross margin of approximately $1.3 million for the three months ended June 30, 2009.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased approximately $0.9 million, or 7.2%, from $12.2 million for the three months ended June 30, 2008 to $11.4 million for the three months ended June 30, 2009. The decrease related primarily to a decrease in profit sharing and other incentive compensation accruals offset by annual salary increases and other incremental employee benefit costs. As a percentage of revenues, these expenses decreased from 8.3% for the three months ended June 30, 2008 to 7.0% for the three months ended June 30, 2009.

        Gain on Sale of Property and Equipment.    Gains from the sale of property and equipment decreased from $0.3 million for the three months ended June 30, 2008 to $0.2 million for the three months ended June 30, 2009. The overall gains from the sale of property and equipment are due to the timing of the routine sale of such items, as we regularly dispose of property and equipment that are no longer useful or valuable to our ongoing operations.

        Interest Income.    Interest income decreased from $0.2 million for the three months ended June 30, 2008 to $0.1 million for the three months ended June 30, 2009 due to the overall decrease in interest rates earned on our cash balance.

        Interest Expense.    Interest expense decreased from $0.4 million for the three months ended June 30, 2008 to $0.2 million for the three months ended June 30, 2009 due to the overall decrease in the interest rates applied to our outstanding borrowings.

        Provision for Income Taxes.    The provision for income taxes was $3.2 million for the three months ended June 30, 2008, with an effective tax rate of 41.0% compared to $3.0 million for the three months ended June 30, 2009, with an effective tax rate of 40.6%.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three months ended June 30,
	2008		2009
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$105,961	72.0%	$124,873	76.6%
Commercial & Industrial	41,209	28.0	38,050	23.4

Total	$147,170	100.0	$162,923	100.0

Operating income (loss):
Transmission & Distribution	$9,788	9.2	$8,881	7.1
Commercial & Industrial	3,922	9.5	3,600	9.5

Total	13,710	9.3	12,481	7.7
Corporate	(5,725)	(3.9)	(4,995)	(3.1)

Consolidated	$7,985	5.4%	$7,486	4.6%

Transmission & Distribution

        Revenues for our T&D segment for the three months ended June 30, 2008 were $106.0 million compared to $124.9 million for the three months ended June 30, 2009, an increase of $18.9 million or 17.8%. The increase in the revenues was the result of a significant increase in revenues from a few large transmission projects (contracts with values greater than $10.0 million) partially offset by a reduction in revenues from smaller distribution projects (less than $3.0 million in contract value) that were in production during the second quarter of 2009 as compared to 2008.

        Operating income for our T&D segment for the three months ended June 30, 2008 was $9.8 million compared to $8.9 million for the three months ended June 30, 2009, a decrease of $0.9 million or 9.3%. As a percentage of revenues, operating income decreased from 9.2% for the three months ended June 30, 2008 to 7.1% for the three months ended June 30, 2009. The higher operating income in the T&D segment during the three months ended June 30, 2008 versus the same period in 2009 was mainly attributable to strong performance and increased margins on a few large contracts that resulted in approximately $1.1 million in incremental gross profit during the three months ended June 30, 2008. These large projects in 2008 have not been replaced by projects with similar margins in the second quarter of 2009. Additionally, we experienced an increase in our estimated costs to complete certain contracts that resulted in a reduction to gross margin of approximately $1.3 million for the three months ended June 30, 2009.

Commercial & Industrial

        Revenues for our C&I segment for the three months ended June 30, 2008 were $41.2 million compared to $38.0 million for the three months ended June 30, 2009, a decrease of $3.2 million or 7.7%. The decrease in revenues was due mainly to the current economic environment which has caused an overall reduction in spending and an increase in bidding competition.

        Operating income for our C&I segment for the three months ended June 30, 2008 was $3.9 million compared to $3.6 million for the three months ended June 30, 2009, a decrease of $0.3 million or 8.2%. As a percentage of revenues, operating income remained constant at 9.5% for the three months ended June 30, 2008 and 2009. The operating income in the C&I segment benefited from strong performance and increased margins on a few large contracts that resulted in approximately $1.0 million in incremental gross profit during both the three months ended June 30, 2008 and 2009.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2009

        Revenues.    Revenues increased approximately $11.9 million, or 4.2%, from $283.9 million for the six months ended June 30, 2008 to $295.9 million for the six months ended June 30, 2009. The increase in revenues was mostly due to increased activity in a few large T&D projects (contracts with values greater than $10.0 million). This increase was offset by the reduction of revenues from smaller T&D projects (less than $3.0 million in contract value) that were in production during the first half of 2009 as compared to 2008, as well as an overall reduction in revenues in the C&I segment. The reduction of revenues in the C&I segment was due to the current economic environment which has caused an overall reduction in spending and an increase in bidding competition.

        Gross Profit.    Gross profit decreased $4.4 million, or 10.8%, from $40.2 million for the six months ended June 30, 2008 to $35.8 million for the six months ended June 30, 2009. As a percentage of overall revenues, gross margin decreased from 14.1% for the six months ended June 30, 2008 to 12.1% for the six months ended June 30, 2009. The higher gross profit during the six months ended June 30, 2008 versus the same period in 2009 was mainly attributable to strong performance and increased margins on a few large contracts that resulted in approximately $4.2 million in incremental gross profit during the six months ended June 30, 2008. These large projects in 2008 were not replaced by projects with similar margins in the first half of 2009. Additionally, we experienced an increase in the estimated costs to complete certain T&D contracts that resulted in a reduction to gross margin of approximately $2.3 million for the six months ended June 30, 2009.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased approximately $0.8 million, or 3.4%, from $24.2 million for the six months ended June 30, 2008 to $23.3 million for the six months ended June 30, 2009. The decrease related primarily to a decrease in profit sharing and other incentive compensation accruals offset by annual salary increases and other incremental employee benefit costs. As a percentage of revenues, these expenses decreased from 8.5% for the six months ended June 30, 2008 to 7.9% for the six months ended June 30, 2009.

        Gain on Sale of Property and Equipment.    Gains from the sale of property and equipment decreased from $0.5 million for the six months ended June 30, 2008 to $0.2 million for the six months ended June 30, 2009. The overall gains from the sale of property and equipment are due to the timing of the routine sale of such items, as we regularly dispose of property and equipment that are no longer useful or valuable to our ongoing operations.

        Interest Income.    Interest income decreased from $0.7 million for the six months ended June 30, 2008 to $0.2 million for the six months ended June 30, 2009 due to the overall decrease in interest rates earned on our cash balance.

        Interest Expense.    Interest expense decreased from $0.9 million for the six months ended June 30, 2008 to $0.4 million for the six months ended June 30, 2009 due to the overall decrease in the interest rates applied to our outstanding borrowings.

        Provision for Income Taxes.    The provision for income taxes was $6.5 million for the six months ended June 30, 2008, with an effective tax rate of 41.0% compared to $4.9 million for the six months ended June 30, 2009, with an effective tax rate of 40.7%.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Six months ended June 30,
	2008		2009
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$204,533	72.0%	$224,550	75.9%
Commercial & Industrial	79,400	28.0	71,308	24.1

Total	$283,933	100.0	$295,858	100.0

Operating income (loss):
Transmission & Distribution	$19,957	9.8	$16,259	7.2
Commercial & Industrial	7,274	9.2	6,282	8.8

Total	27,231	9.6	22,541	7.6
Corporate	(10,899)	(3.8)	(10,023)	(3.4)

Consolidated	$16,332	5.8%	$12,518	4.2%

Transmission & Distribution

        Revenues for our T&D segment for the six months ended June 30, 2008 were $204.5 million compared to $224.6 million for the six months ended June 30, 2009, an increase of approximately

$20.0 million or 9.8%. The increase in the revenues was the result of a significant increase in revenues from a few large transmission projects (contracts with values greater than $10.0 million) partially offset by a reduction in revenues from smaller distribution projects (less than $3.0 million in contract value) that were in production during the first half of 2009 as compared to 2008. Revenues from transmission projects increased from 63.3% of T&D segment revenue for the six months ended June 30, 2008 to 75.4% of T&D segment revenue for the six months ended June 30, 2009. Additionally, we provided 44.6% and 32.7% of our T&D services under fixed price contracts for the six months ended June 30, 2008 and 2009, respectively.

        Operating income for our T&D segment for the six months ended June 30, 2008 was $20.0 million compared to $16.3 million for the six months ended June 30, 2009, a decrease of $3.7 million or 18.5%. As a percentage of revenues, operating income decreased from 9.8% for the six months ended June 30, 2008 to 7.2% for the six months ended June 30, 2009. The higher operating income in the T&D segment during the six months ended June 30, 2008 versus the same period in 2009 was mainly attributable to strong performance and increased margins on a few large contracts that resulted in approximately $2.5 million in incremental gross profit during the six months ended June 30, 2008. These large projects in 2008 have not been replaced by projects with similar margins in the first half of 2009. Additionally, we experienced an increase in our estimated costs to complete certain contracts that resulted in a reduction to gross margin of approximately $2.3 million for the six months ended June 30, 2009.

Commercial & Industrial

        Revenues for our C&I segment for the six months ended June 30, 2008 were $79.4 million compared to $71.3 million for the six months ended June 30, 2009, a decrease of $8.1 million or 10.2%. The decrease in revenues was due mainly to the current economic environment which has caused an overall reduction in spending and an increase in bidding competition. Additionally, we provided 49.9% and 44.3% of our C&I services under fixed price contracts for the six months ended June 30, 2008 and 2009, respectively.

        Operating income for our C&I segment for the six months ended June 30, 2008 was $7.3 million compared to $6.3 million for the six months ended June 30, 2009, a decrease of $1.0 million or 13.6%. As a percentage of revenues, operating income decreased from 9.2% for the six months ended June 30, 2008 to 8.8% for the six months ended June 30, 2009. The operating income in the C&I segment benefited from strong performance and increased margins on a few large contracts that resulted in approximately $1.7 million and $1.3 million in incremental gross profit during the six months ended June 30, 2008 and 2009, respectively.

Liquidity and Capital Resources

Cash Requirements

        Our cash and cash equivalents on hand totaled $44.0 million as of June 30, 2009. We anticipate that our cash and cash equivalents on hand, our $60.0 million borrowing availability under the Credit Agreement, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, planned capital expenditures and to facilitate our future ability to grow. Although we believe that we have adequate cash and availability under our credit facility to meet these needs, our anticipated participation in certain significant large-scale initiatives to rebuild the United States electric power grid may require additional working capital, depending upon the size and duration of the project and the financial terms of the underlying agreement.

Sources and Uses of Cash

        As of June 30, 2009, we had cash and cash equivalents of $44.0 million, positive working capital of $66.0 million, and long-term liabilities in the amount of $43.4 million, which consisted of the long-term portion of our term loan facility, deferred taxes and deferred compensation obligations. We also had a $15.0 million letter of credit outstanding under the Credit Agreement. During the six months ended June 30, 2009, operating activities associated with our T&D and C&I segments resulted in net cash flows provided by operations of $16.6 million compared to net cash flows provided by operations of $11.1 million for the six months ended June 30, 2008. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide our customers. During the six months ended June 30, 2009, we used net cash in investing activities of $14.7 million, including $15.0 million used for capital expenditures, offset by $0.3 million of proceeds from the sale of property and equipment.

Debt Instruments

        On August 31, 2007, we entered into an agreement for a $125.0 million senior secured credit facility which provides for a $75.0 million revolving credit line (which may be increased or decreased in accordance with the terms of the related credit agreement) and a $50.0 million term loan facility. At our option, borrowings under the Credit Agreement bear interest at either (1) the greater of a prime rate or the Federal funds rate plus a spread based upon our leverage ratio or (2) an adjusted London Interbank Offered Rate ("LIBOR") plus a spread based upon our leverage ratio. There were $30.0 million of borrowings outstanding currently accruing interest at 1.3125% (which is equal to an adjusted one-month LIBOR plus a spread of 1.0%) at June 30, 2009. As of June 30, 2009, we had a $15.0 million letter of credit outstanding, which reduced our borrowing capacity under the revolving credit line. The Credit Agreement expires on August 31, 2012. We had $60.0 million available under the Credit Agreement as of June 30, 2009.

        The terms of the Credit Agreement require, among other things, that we adhere to a maximum leverage ratio and maintain a minimum EBITDA-based interest coverage ratio, both of which are defined under the Credit Agreement and determined on a rolling four consecutive quarter basis. The EBITDA-based interest coverage ratio covenant requires us to have a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. We are also required to have a leverage ratio of no more than 3.0 to 1.0. As of June 30, 2009, our interest coverage ratio was in excess of 39.0 to 1.0 and our leverage ratio was less than 1.0 to 1.0, both within the required covenant levels permitted under the Credit Agreement.

        The Credit Agreement also includes other specific limits or restrictions on additional indebtedness, liens and capital expenditure activity. Our obligations under the Credit Agreement are secured by a lien on all of our property (including the capital stock of our subsidiaries) other than any property subject to a certificate of title, subject to a lease or similar interest and our real property and fixtures. As of June 30, 2009, we were in compliance with all applicable debt covenants.

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

        We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of June 30, 2009, the maximum guaranteed residual value was approximately $1.9 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

        As of June 30, 2009, we had a $15.0 million letter of credit outstanding under the Credit Agreement primarily to secure obligations under our casualty insurance program. This irrevocable stand-by letter of credit has a current maturity date of December 1, 2009; however, upon maturity, we expect that this letter of credit will be renewed for another one-year period.

Surety Bonds

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers would reduce the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of June 30, 2009, an aggregate of approximately $413.4 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $150.1 million as of June 30, 2009.

New Accounting Pronouncements

        For a discussion regarding new accounting pronouncements, please refer to Note 2. "Basis of Presentation—Recently Issued Accounting Pronouncements" in the accompanying Notes to Consolidated Financial Statements.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" included in the 2008 Annual Report and Note 2. "Basis of Presentation—Recently Issued Accounting Pronouncements" in the accompanying Notes to Consolidated Financial Statements.

Cautionary Statement Concerning Forward-Looking Statements and Information

        We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.

        Various statements this quarterly report on Form 10-Q contain, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenue, income and capital spending. Our forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this quarterly report on Form 10-Q; we disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed in Item 1A. "Risk Factors" in our 2008 Annual Report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward- looking statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of June 30, 2009, we did not have any derivative instruments. We did not use any material derivative financial instruments during the six months ended June 30, 2008 and 2009, including trading or speculation on changes in interest rates, or commodity prices of materials used in our business.

        We are subject to concentrations of credit risk related to our cash and cash equivalents and accounts receivable. Substantially all of our cash investments are managed by what we believe to be high credit quality financial institutions. Our primary cash investments include money market funds and short term certificates of deposit. Although we do not currently believe the principal amounts of these cash investments are subject to any material risk of loss, the recent volatility in the financial markets will likely continue to significantly impact the interest income we receive from these cash investments.

        Additionally, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. We also perform ongoing internal credit risk assessments of our customers, as well as extensive due diligence on new customers. No customer accounted for more than 13.2% and 9.9% of revenues for the six months ended June 30, 2008 and 2009, respectively. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

        Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, the Federal funds rate and LIBOR. If we borrow additional amounts under the Credit Agreement, the interest rate on those borrowings will also be variable. If the prime rate, Federal funds rate or LIBOR rise, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. As of June 30, 2009, we had $30 million of borrowings outstanding under the Credit Agreement. The Credit Agreement currently accrues annual interest at one-month LIBOR in effect at each month end plus a spread of 1.00%, based upon our current leverage ratio, as defined in the 2007 Credit Agreement. A 0.125% increase or decrease in the interest rate would have the effect of changing our interest expense by $37,500 per annum.

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

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In 2005, one of our subsidiaries was convicted of a criminal misdemeanor for violation of certain Occupational Safety and Health Administration ("OSHA") safety regulations that occurred in 1999. The subsidiary was assessed and paid a fine of $0.5 million and was sentenced to probation for a three-year period, which terminated on December 8, 2008. The subsidiary appealed the conviction and, on April 10, 2009, the Seventh Circuit Court of Appeals reversed the conviction and remanded the case for a new trial. On August 4, 2009, the U.S. Department of Justice notified our subsidiary that it will move to dismiss the case with prejudice.

        For further discussion regarding legal proceedings, please refer to Note 9. "Commitments and Contingencies—Litigation and Other Legal Matters" in the accompanying Notes to Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

        An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors discussed in Item 1A. "Risk Factors" in our 2008 Annual Report as well as any updates to risk factors as described below. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of our common stock and any investment in our company.

Our unionized workforce could adversely affect our operations.

        As of June 30, 2009, approximately 92% of our field labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have a material adverse effect on our financial condition, results of operations and cash flows.

        Additionally, these agreements may require us to participate with other companies in various multi-employer pension plans. To the extent that we participate in any multi-employer pension plans that are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we were to withdraw from them or if they were terminated. Furthermore, the Pension Protection Act of 2006 (the "PPA") imposes additional funding rules applicable to plan years beginning after 2007 for multi-employer plans that are classified as either "endangered", "seriously endangered" or "critical" status. For a plan that is classified as being in critical status, additional required contributions and benefit reductions could apply.

        During the quarter ended June 30, 2009, we were informed that several of the multi-employer plans to which our subsidiaries contribute have been labeled "critical" or "endangered" status as defined by the PPA. Although we are not currently aware of any potential liabilities to us as a result of these plans being classified as critical status, future results could be impacted if we were to be subject to increased contributions under these plans.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 12, 2009, we held our 2009 Annual Meeting of Stockholders. At the 2009 Annual Meeting, our stockholders elected two Class II directors to hold office until the 2012 Annual Meeting of Stockholders and until their respective successors are elected and qualified, by the following votes:

Jack L. Alexander	For: 12,419,985	Abstain: 4,923,586
Betty R. Johnson	For: 12,423,275	Abstain: 4,920,296

        The following Class III directors will continue to hold office until their terms expire in 2010: William A. Koertner, Larry F. Altenbaumer, and William D. Patterson, and the following Class I directors will continue to hold office until their terms expire in 2011: Henry W. Fayne, Gary R. Johnson, and Carter A. Ward.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Number	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Amended and Restated By-Laws (2)
10.1	Amended and Restated 2006 Stock Option Plan †
10.2	Form of Option Award under 2006 Stock Option Plan †
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) †
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†

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

MYR GROUP INC. (Registrant)

August 10, 2009	/s/ MARCO A. MARTINEZ Vice President, Chief Financial Officer and Treasurer