Form 10-Q
period 2009-09-30
MYR GROUP INC.
filed 2009-11-09
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

        As of November 6, 2009 there were 19,803,921 outstanding shares of the registrant's $0.01 par value common stock.

WEB SITE ACCESS TO COMPANY'S REPORTS

MYR Group Inc.'s internet Web site address is www.myrgroup.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act will be available free of charge through our Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

        Throughout this report, references to "MYR Group," the "Company," "we," "us" and "our" refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

i

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2008	September 30, 2009
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,076	$32,156
Accounts receivable, net of allowances of $1,845 and $1,807, respectively	94,048	101,665
Costs and estimated earnings in excess of billings on uncompleted contracts	25,821	32,525
Deferred income tax assets	10,621	10,146
Receivable for insurance claims in excess of deductibles	8,968	8,855
Refundable income taxes	145	1,667
Other current assets	3,731	1,519

Total current assets	185,410	188,533
Property and equipment, net of accumulated depreciation of $21,158 and $30,238, respectively	75,873	82,265
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $1,218 and $1,469, respectively	11,874	11,623
Other assets	2,307	1,909

Total assets	$322,063	$330,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,187	$37,411
Billings in excess of costs and estimated earnings on uncompleted contracts	32,698	25,463
Accrued self insurance	32,881	33,972
Other current liabilities	27,571	21,501

Total current liabilities	123,337	118,347
Long-term debt, net of current maturities	30,000	30,000
Deferred income tax liabilities	12,429	12,083
Other liabilities	938	901

Total liabilities	166,704	161,331

Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2008 and September 30, 2009	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 19,712,811 and 19,803,921 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	197	198
Additional paid-in capital	141,159	142,430
Retained earnings	14,003	26,970

Total stockholders' equity	155,359	169,598

Total liabilities and stockholders' equity	$322,063	$330,929

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Contract revenues	$178,858	$162,035	$462,791	$457,893
Contract costs	153,580	141,320	397,345	401,368

Gross profit	25,278	20,715	65,446	56,525
Selling, general and administrative expenses	13,382	12,590	37,536	35,925
Amortization of intangible assets	84	84	251	251
Gain on sale of property and equipment	(72)	(128)	(557)	(338)

Income from operations	11,884	8,169	28,216	20,687
Other income (expense)
Interest income	179	27	838	201
Interest expense	(393)	(208)	(1,309)	(649)
Other, net	(52)	(68)	(159)	(179)

Income before provision for income taxes	11,618	7,920	27,586	20,060
Income tax expense	5,005	2,151	11,552	7,093

Net income	$6,613	$5,769	$16,034	$12,967

Income per common share:
—Basic	$0.34	$0.29	$0.81	$0.66
—Diluted	$0.32	$0.28	$0.77	$0.63
Weighted average number of common shares and potential common shares outstanding:
—Basic	19,712,811	19,775,283	19,712,811	19,738,610
—Diluted	20,696,419	20,762,569	20,712,231	20,690,397

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Cash flows from operating activities:
Net income	$6,613	$5,769	$16,034	$12,967
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities—
Depreciation	2,700	3,307	7,829	9,603
Amortization of intangible assets	84	84	251	251
Stock-based compensation expense	229	231	688	693
Excess tax benefit from stock-based awards	—	(241)	—	(241)
Deferred income taxes	(150)	129	(150)	129
Gain on sale of property and equipment	(72)	(128)	(557)	(338)
Other non-cash items	22	22	64	64
Changes in operating assets and liabilities
Accounts receivable, net	(15,866)	(14,511)	(7,655)	(7,617)
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,540)	(4,545)	(6,348)	(6,704)
Construction materials inventory	753	—	(270)	—
Receivable for insurance claims in excess of deductibles	(2,014)	47	(1,671)	113
Other assets	1,271	165	5,228	1,265
Accounts payable	3,981	2,798	(2,911)	11,358
Billings in excess of costs and estimated earnings on uncompleted contracts	3,050	112	(320)	(7,235)
Accrued self insurance	4,427	305	4,953	1,091
Other liabilities	7,293	(859)	(259)	(6,136)

Net cash flows provided by (used in) operating activities	3,781	(7,315)	14,906	9,263

Cash flows from investing activities:
Proceeds from sale of property and equipment	74	261	1,578	548
Purchases of property and equipment	(6,276)	(5,216)	(23,458)	(20,252)

Net cash flows used in investing activities	(6,202)	(4,955)	(21,880)	(19,704)

Cash flows from financing activities:
Payments of capital lease obligations	—	(12)	—	(25)
Employee stock option transactions	—	204	—	338
Excess tax benefit from stock-based awards	—	241	—	241
Equity financing costs	(280)	(22)	(2,258)	(33)
Payment on note payable to FirstEnergy	—	—	(2,298)	—
Notes receivable from purchase of common stock	—	—	2	—

Net cash flows provided by (used in) financing activities	(280)	411	(4,554)	521

Net decrease in cash and cash equivalents	(2,701)	(11,859)	(11,528)	(9,920)
Cash and cash equivalents:
Beginning of period	25,720	44,015	34,547	42,076

End of period	$23,019	$32,156	$23,019	$32,156

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

        The Company performs construction services in two business segments: Transmission and Distribution ("T&D"), and Commercial and Industrial ("C&I"). T&D customers include more than 125 electric utilities, cooperatives and municipalities nationwide. The Company's broad range of services includes design, engineering, procurement, construction, upgrade, and maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. The Company also provides C&I electrical contracting services to facility owners and general contractors in the western United States.

2. Basis of Presentation

Interim Consolidated Financial Information

        The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial condition of the Company as of September 30, 2009, and the results of operations, and cash flows for the three and nine months ended September 30, 2008 and 2009. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for the full year or the results for any future periods. The consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2008, included in the Company's annual report on Form 10-K.

Use of Estimates

        The preparation of financial statements in conformity with accounting U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The most significant estimates are related to the accounts receivable reserve, estimates to complete on contracts, insurance reserves, tax reserves, recoverability of goodwill and intangibles, and estimates surrounding stock-based compensation. Actual results could differ from these estimates.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

2. Basis of Presentation (Continued)

Recently Issued Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued revised accounting guidance to establish one single source of authoritative U.S. GAAP, which is referred to as the FASB Accounting Standards Codification ("ASC"). This standard is to be applied by nongovernmental entities, but it is not intended to change the existing accounting for public companies. The new guidance is effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted this standard on July 1, 2009 and has modified all applicable U.S. GAAP references to the ASC accordingly.

        In December 2007, the FASB issued an accounting standard that required an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value of the assets and liabilities involved, with limited exceptions. According to the Business Combinations Topic of the ASC, this standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard on January 1, 2009 did not have an impact on the Company's consolidated financial condition, results of operations or cash flows.

        In February 2008, the FASB issued a modification to an existing accounting standard, as outlined in the Fair Value Measurements and Disclosures Topic of the ASC. This modification deferred the effective date of certain fair value measurement provisions outlined in the existing standard to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities. The adoption of this standard modification on January 1, 2009 did not have an impact on the Company's consolidated financial condition, results of operations or cash flows.

        In April 2008, the FASB issued a new accounting standard intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This standard, as outlined in the Intangibles—Goodwill and Other Topic of the ASC, became effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of this standard on January 1, 2009 did not have an impact on the Company's consolidated financial condition, results of operations or cash flows.

        In April 2009, the FASB issued another modification to the accounting standards outlined in the Fair Value Measurements and Disclosures Topic of the ASC. This modification provided additional guidance for estimating fair value when certain circumstances exist where the volume and level of activity for an asset or liability have significantly decreased. It also included guidance on identifying circumstances that would indicate when a transaction is not orderly. This standard modification became effective for fiscal years and interim periods ending after June 15, 2009. The adoption of this standard modification did not have an impact on the Company's consolidated financial condition, results of operations or cash flows.

        Also in April 2009, the FASB issued a modification to an existing accounting standard, as outlined in the Financial Instruments Topic of the ASC, which extended the existing fair value disclosure requirements of financial instruments to interim financial statements of publicly traded companies. This standard modification became effective for interim periods ending after June 15, 2009. Although the adoption of this standard modification did not have an impact on the Company's consolidated financial

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

2. Basis of Presentation (Continued)

condition, results of operations or cash flows, there were impacts to the Company's financial statement disclosures.

        In May 2009, the FASB issued an accounting standard which established general guidelines of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This standard, as described in the Subsequent Events Topic of the ASC, requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This standard became effective for fiscal years and interim periods ending after June 15, 2009. Although, the adoption of this standard did not have an impact on the Company's consolidated financial condition, results of operations or cash flows, there were impacts to the Company's financial statement disclosures.

        In June 2009, the FASB issued an amendment to an existing accounting standard, as outlined in the Transfers and Servicing Topic of the ASC, which addresses the accounting for the transfers of financial assets. This amendment is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets, as well as a transferor's continuing involvement, if any, in the transferred financial assets. Although this amendment has not yet been codified in the ASC, it is effective for fiscal years and interim periods beginning after November 15, 2009. The adoption of this amendment is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

        In August 2009, the FASB issued an accounting standard update to the Fair Value Measurements and Disclosures Topic of the ASC which focuses on the fair value measurement of liabilities. This update provides clarification on how an entity should measure fair value of a liability when a quoted price in an active market is not available for an identical liability. This update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this update is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

3. Fair Value Measurements

        The accounting guidance provided by the Fair Value Measurements and Disclosures Topic of the ASC defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. The fair value accounting guidance establishes a three-tier hierarchy of fair value measurement, which prioritizes the inputs used in measuring fair value based upon their degree of availability in external active markets. These tiers include: Level 1 (the highest priority), defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 (the lowest priority), defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        As of September 30, 2009, the carrying value of cash and cash equivalents, accounts receivable and payable, accrued liabilities, and certain other financial assets and liabilities approximates fair value due to the short maturities of these instruments.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

3. Fair Value Measurements (Continued)

        As of September 30, 2009, the Company held cash equivalents that are subject to the disclosure requirements of the fair value accounting guidance. These items include money market funds held in deposit at a national bank with a carrying value of $32,156, which was equal to the fair value at September 30, 2009 based upon Level 1 inputs.

        The carrying amount reported in the consolidated balance sheet as of September 30, 2009 for long term debt is $30,000. Using a discounted cash flow technique that incorporates a market interest rate adjusted for risk profile based upon Level 3 inputs, the Company has estimated the fair value of its debt to be $29,523 as of September 30, 2009.

4. Supplemental Cash Flows

        Supplemental disclosures of cash flow information for the three and nine months ended September 30, 2008 and 2009 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Cash paid during the period for:
Income taxes	$3,148	$2,718	$5,499	$7,660
Interest expense	371	186	1,245	585
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	74	155	74	155
Acquisition of property and equipment under capital lease obligations	—	42	—	87

        As of December 31, 2008, the Company had purchased $4,290 of property and equipment for which payment was pending, all of which was paid during the nine months ended September 30, 2009. As of September 30, 2009, the Company recorded the acquisition of additional property and equipment of approximately $155 for which payment was pending.

5. Contracts in Process

        The net asset (liability) position for contracts in process consisted of the following at December 31, 2008 and September 30, 2009:

	2008	2009
Costs incurred on uncompleted contracts	$941,714	$825,708
Estimated earnings	121,407	93,800

	1,063,121	919,508
Less: Billings to date	1,069,998	912,446

	$(6,877)	$7,062

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

5. Contracts in Process (Continued)

        The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets at December 31, 2008 and September 30, 2009 as follows:

	2008	2009
Costs and estimated earnings in excess of billings on uncompleted contracts	$25,821	$32,525
Billings in excess of costs and estimated earnings on uncompleted contracts	(32,698)	(25,463)

	$(6,877)	$7,062

6. Income Taxes

        The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rates for the three and nine months ended September 30, 2008 and 2009 is principally due to impact of state income taxes. However, the Company's effective tax rates for the three and nine months ended September 30, 2009, have been impacted by a reduction to income taxes due to the following discrete tax adjustment items: (1) the recognition of approximately $272 in additional state tax benefits upon the completion of the various 2008 income tax returns, (2) a tax benefit of $195 related to a non-taxable refund of $500 that was received in August 2009, and (3) a reduction in the accrual for unrecognized tax benefits of approximately $359 due to the lapse in the statute of limitations. In addition, the Company also reduced its annualized estimated provision for income taxes for 2009, before discrete items as described above, from 40.0% to 39.0% during the current quarter.

        The Company had approximately $823 and $827 of total unrecognized tax benefits as of December 31, 2008 and September 30, 2009, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. For the nine months ended September 30, 2009, the Company recorded an additional $363 in unrecognized tax benefits related to the net activity of current and prior year positions, which was offset by a reduction in unrecognized tax benefits of approximately $359 due to lapse in the statute of limitations. Additionally, the Company's policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the accompanying consolidated statements of operations.

        The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2006 through 2008 and by various state authorities for the years 2005 through 2008.

7. Commitments and Contingencies

Letters of Credit

        At both December 31, 2008 and September 30, 2009, the Company had one outstanding irrevocable standby letter of credit in the amount of $15,000 related to the Company's payment obligation under its insurance programs.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

7. Commitments and Contingencies (Continued)

Leases

        The Company leases real estate and construction and certain office equipment under operating leases with terms ranging from one to five years. Future minimum lease payments for these operating leases subsequent to September 30, 2009 are $2,554 for the remainder of 2009, $8,383 for 2010, $5,305 for 2011, $3,035 for 2012, $931 for 2013 and $14 for 2014.

        The Company has guaranteed the residual value of the underlying assets under certain equipment operating leases at the date of termination of such leases. The Company has agreed to pay any differences between this residual value and the fair market value of each underlying asset as of the lease termination date. As of September 30, 2009, the maximum guaranteed residual value was approximately $1,767. The Company does not believe that significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future payments will not be required.

Purchase Commitments for Construction Equipment

        As of September 30, 2009, the Company has approximately $5,995 in outstanding purchase obligations for certain construction equipment with cash outlay requirements scheduled to occur over the next six months.

Surety Bonds

        In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company has indemnified its sureties for any expenses paid out under these performance bonds. As of September 30, 2009, the total amount of outstanding performance bonds was approximately $417,705 and the estimated cost to complete these bonded projects was approximately $105,012.

Litigation and Other Legal Matters

        The Company is from time to time party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, the Company records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, separately or in the aggregate, will have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

        The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of our present business as well as in respect of our divested businesses. Some of these include claims related to our current services and operations, and asbestos-related claims concerning historic operations of a predecessor affiliate. The Company believes that it has strong defenses to these claims as well as adequate insurance coverage in the event any asbestos-related claim is not resolved in our favor. These claims have not had a material impact on us to date and the Company believes that the likelihood that a future material adverse outcome will result

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

7. Commitments and Contingencies (Continued)

from these claims is remote. However, if facts and circumstances change in the future, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

        In 2005, one of the Company's subsidiaries was convicted of a criminal misdemeanor for a violation of certain Occupational Safety and Health Administration ("OSHA") safety regulations that occurred in 1999. The Company was assessed a fine of $500, which was paid in 2005. The subsidiary was also sentenced to probation for a three-year period, which was terminated on December 8, 2008. In April 2009, the Seventh Circuit Court of Appeals reversed the conviction and remanded the case for a new trial. On August 4, 2009, the U.S. Department of Justice notified the Company's subsidiary that it would move to dismiss the case with prejudice. Following the subsequent dismissal of the case, the subsidiary received a non-taxable refund of the $500 fine, which is included as a reduction to contract costs in the accompanying statements of operations for the three and nine months ended September 30, 2009.

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

        The Company did not grant any awards under the LTIP during the nine months ended September 30, 2009. Based upon a weighted-average grant date fair value of approximately $6.87 per share, excluding the impact of expected forfeitures, the Company recognized stock compensation expense related to all stock options granted under the LTIP of approximately $688 and $693 for the nine months ended September 30, 2008 and 2009, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

        As of September 30, 2009, there was approximately $2,059 of total unrecognized compensation cost related to stock options granted under the LTIP. This cost is expected to be recognized over a weighted

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

8. Stock Option Plans (Continued)

average vesting period of 2.24 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

        A summary of the activity relating to the outstanding options of the Company under the various stock option plans for the nine months ended September 30, 2009 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2008	1,913,442	$6.30
Options granted	—	—
Options exercised	(91,110)	3.71
Options forfeited	(1,500)	13.00

Options outstanding, September 30, 2009	1,820,832	$6.43	7.2 years	$26,700

Exercisable at September 30, 2009	1,409,332	$4.54	6.8 years	$23,323

        The aggregate intrinsic value above represents the total pre-tax intrinsic value that would have been received by the holders of the stock options had all of the options been exercised as of that date. The stock price used to calculate the pre-tax intrinsic value is $21.09, which was the last trading price of the quarter ended September 30, 2009.

9. Segment Information

        The following table presents contract revenues and operating income for the Company's segments for the three and nine months ended September 30, 2008 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Contract revenues:
T&D	$134,267	$119,017	$338,800	$343,567
C&I	44,591	43,018	123,991	114,326

	$178,858	$162,035	$462,791	$457,893

Operating income (loss):
T&D	$14,305	$11,256	$34,262	$27,515
C&I	3,666	3,027	10,940	9,309
General Corporate	(6,087)	(6,114)	(16,986)	(16,137)

	$11,884	$8,169	$28,216	$20,687

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

10. Earnings Per Share

        The Company calculates net income per common share in accordance with the Earnings Per Share Topic of the ASC. Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share is computed similarly, except that it reflects the potential dilutive impact that would occur if dilutive securities were exercised for common stock. Potential dilutive common shares of 538,000 for the three and nine months ended September 30, 2008 and 536,000 for the nine months ended September 30, 2009, with a weighted average exercise price of $13.00, are not included in the denominator of the diluted earnings per share calculation as the inclusion of such shares would be anti-dilutive.

        The weighted average number of common shares used to compute basic and diluted net income per share for the three and nine months ended September 30, 2008 and 2009 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Weighted average basic common shares outstanding	19,712,811	19,775,283	19,712,811	19,738,610
Assumed exercise of stock options	983,608	987,286	999,420	951,787

Weighted average diluted common shares outstanding	20,696,419	20,762,569	20,712,231	20,690,397

11. Subsequent Events

        As required by the Subsequent Events Topic of the ASC, the Company's management has evaluated subsequent event activity through November 9, 2009, the date that these financial statements were issued to the Securities and Exchange Commission in accordance with the Exchange Act. As a result of the evaluation, it was determined that no material subsequent events have occurred that would require additional adjustments or disclosures to the accompanying financial statements of the Company.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion should be read in conjunction with the accompanying consolidated financial statements as of December 31, 2008 and September 30, 2009 and for the three and nine months ended September 30, 2008 and 2009 and with our annual report on Form 10-K for the year ended December 31, 2008 (the "2008 Annual Report"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed herein under the captions labeled "Cautionary Statement Concerning Forward-Looking Statements and Information" and "Risk Factors," as well as in the 2008 Annual Report. We assume no obligation to update any of these forward-looking statements.

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

        Our business is directly impacted by the level of spending on transmission and distribution infrastructure throughout the United States and the level of commercial and industrial activity, particularly in the Colorado and Arizona markets. Due to the economic downturn affecting the United States, some of our customers have reduced their capital spending programs, and, as a result, the competition for the projects available for us to bid has increased. These factors have impacted our operating results as compared to prior periods. We anticipate that our industry will continue to operate at reduced levels until either economic conditions improve or government funding is actually deployed for spending on industry-related infrastructure projects.

        We had consolidated revenues for the nine months ended September 30, 2009 of $457.9 million, of which 75.0% was attributable to our T&D customers and 25.0% was attributable to our C&I customers. For the nine months ended September 30, 2009, our net income and EBITDA(1) were $13.0 million and $30.4 million, respectively, compared to $16.0 million and $36.1 million for the nine months ended September 30, 2008. Our net income for the nine months ended September 30, 2009 included tax benefits of approximately $0.9 million related to certain discrete items, which is further discussed below in the Provision for Income Taxes section under the caption "Consolidated Results of Operations".

(1)
EBITDA, a performance measure used by management, is defined as net income plus interest income and expense, provision for income taxes, and depreciation and amortization, as shown in the table below. EBITDA is not defined under U.S. GAAP, and does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from the presentation of, EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company's operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired.

However, using EBITDA as a performance measure has material limitations as compared to net income, or other financial measures as defined under U.S. GAAP as it excludes certain recurring items which may be meaningful to investors. EBITDA excludes interest expense and interest income; however, as we have borrowed money in order to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are a necessary element of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense, interest income, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net income in each period, so as to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after tax basis. Using both EBITDA and net income to evaluate the business allows management and investors to (a) assess our relative performance against our competitors, and (b) ultimately monitor our capacity to generate returns for our stockholders.

  The following table provides a reconciliation of net income to EBITDA:

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2008	2009	2008	2009
Reconciliation of Net Income to EBITDA:
Net Income	$6,613	$5,769	$16,034	$12,967
Add/(subtract):
Interest expense (income), net	214	181	471	448
Provision for income taxes	5,005	2,151	11,552	7,093
Depreciation & amortization	2,784	3,391	8,080	9,854

EBITDA	$14,616	$11,492	$36,137	$30,362

  We also use EBITDA as a liquidity measure. We believe this financial measure is important in analyzing our liquidity because it is a key component of certain material covenants contained within our syndicated credit facility (the "Credit Agreement"). Non-compliance with these financial covenants under the Credit Agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, likely causing us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in the Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure is useful to investors and relevant to their assessment of our capacity to service or incur debt.

  The following table provides a reconciliation of EBITDA to net cash flows provided by (used in) operating activities:

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2008	2009	2008	2009
Reconciliation of EBITDA to Net Cash Flows Provided By (Used In) Operating Activities:
EBITDA	$14,616	$11,492	$36,137	$30,362
Add/(subtract):
Interest income (expense), net	(214)	(181)	(471)	(448)
Provision for income taxes	(5,005)	(2,151)	(11,552)	(7,093)
Depreciation & amortization	(2,784)	(3,391)	(8,080)	(9,854)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities	2,813	3,404	8,125	10,161
Changes in operating assets and liabilities	(5,645)	(16,488)	(9,253)	(13,865)

Net cash flows provided by (used in) operating activities	$3,781	$(7,315)	$14,906	$9,263

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

Long-Term Incentive Plan

        Total stock compensation expense related to option grants under the LTIP was approximately $688,000 and $693,000 for the nine months ended September 30, 2008 and 2009, respectively, based upon a weighted-average grant date fair value of approximately $6.87 per share, excluding the impact of expected forfeitures.

        As of September 30, 2009, there was approximately $2.1 million of total unrecognized compensation cost related to stock options granted under the LTIP. This cost is expected to be recognized over a weighted average vesting period of 2.24 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Backlog

        As of September 30, 2009, our backlog was approximately $251.6 million, consisting of $171.0 million and $80.6 million in our T&D and C&I segments, respectively. As of September 30, 2008, our backlog was approximately $351.5 million, consisting of $264.6 million and $86.9 million in our T&D and C&I segments, respectively. Changes in backlog from period to period are primarily the result of normal fluctuations in contracts and projects. The decrease in backlog between 2008 and 2009 was primarily related to the contract completion process and resulting revenue recognition of a few significant projects that were awarded during the third quarter of 2008.

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

Project Bonding Requirements

        Approximately 23.2% and 39.0% of our business by revenue for the nine months ended September 30, 2008 and 2009, respectively, required surety bonds or other means of financial assurance to secure contractual performance. If we fail to perform or pay subcontractors and vendors, the customer may demand that the surety provide services or make payments under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the bonds. As of September 30, 2009, the total amount of bonded backlog was approximately $115.7 million, which represented approximately 46.2% of our backlog.

Consolidated Results of Operations

        The following table sets forth selected statements of operations data and such data as a percentage of revenues for the period indicated:

	For the three months ended September 30,				For the nine months ended September 30,
	2008		2009		2008		2009
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$178,858	100.0%	$162,035	100.0%	$462,791	100.0%	$457,893	100.0%
Contract costs	153,580	85.9	141,320	87.2	397,345	85.9	401,368	87.7

Gross profit	25,278	14.1	20,715	12.8	65,446	14.1	56,525	12.3
Selling, general and administrative expenses	13,382	7.5	12,590	7.8	37,536	8.1	35,925	7.8
Amortization of intangible assets	84	—	84	0.1	251	—	251	0.1
Gain on sale of property and equipment	(72)	—	(128)	(0.1)	(557)	(0.1)	(338)	(0.1)

Income from operations	11,884	6.6	8,169	5.0	28,216	6.1	20,687	4.5
Other income (expense)
Interest income	179	0.1	27	—	838	0.2	201	—
Interest expense	(393)	(0.2)	(208)	(0.1)	(1,309)	(0.3)	(649)	(0.1)
Other, net	(52)	—	(68)	—	(159)	—	(179)	—

Income before provision for income taxes	11,618	6.5	7,920	4.9	27,586	6.0	20,060	4.4
Income tax expense	5,005	2.8	2,151	1.3	11,552	2.5	7,093	1.5

Net income	$6,613	3.7%	$5,769	3.6%	$16,034	3.5%	$12,967	2.9%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2009

        Revenues.    Revenues decreased approximately $16.9 million, or 9.4%, from $178.9 million for the three months ended September 30, 2008 to $162.0 million for the three months ended September 30, 2009. The decrease in revenues was mostly due to (1) a reduction in revenues from smaller T&D projects (less than $3.0 million in contract value) that were in production during the third quarter of 2009 as compared to 2008, (2) a reduction in revenues from storm restoration services given that the 2008 period included an unusually large level of such activity, and (3) a reduction in revenues in the C&I segment for the period. These decreases in revenues for the period were partially offset by increased activity from a few large T&D projects (contracts with values greater than $10.0 million) during the three months ended September 30, 2009.

        Gross Profit.    Gross profit decreased $4.6 million, or 18.1%, from $25.3 million for the three months ended September 30, 2008 to $20.7 million for the three months ended September 30, 2009. As a percentage of overall revenues, gross margin decreased from 14.1% for the three months ended September 30, 2008 to 12.8% for the three months ended September 30, 2009. The higher gross profit during the three months ended September 30, 2008 versus the same period in 2009 was mainly attributable to a significantly greater volume of activity in storm restoration services (work which typically carries a higher margin) during 2008, which resulted in incremental gross profit of approximately $3.4 million for the 2008 period. Additionally, during the 2008 period, we experienced strong performance and increased margins on a few large contracts that resulted in approximately $1.5 million in incremental gross profit. These large projects in 2008 have not been fully replaced by projects with similar margins during the third quarter of 2009. These decreases in gross profit for the period were partially offset by the receipt of a $0.5 million refund during the three months ended September 30, 2009. The refund was received from the government for a contested fine that was paid in 2005 and has been recorded as a direct reduction of contract costs for the period.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased approximately $0.8 million, or 5.9%, from $13.4 million for the three months ended September 30, 2008 to $12.6 million for the three months ended September 30, 2009. The decrease related primarily to a decrease in profit sharing and other incentive compensation accruals offset by other incremental employee benefit costs. As a percentage of revenues, these expenses increased from 7.5% for the three months ended September 30, 2008 to 7.8% for the three months ended September 30, 2009.

        Gain on Sale of Property and Equipment.    Gains from the sale of property and equipment remained constant at $0.1 million for the three months ended September 30, 2008 and 2009. The overall gains from the sale of property and equipment are due to the timing of the routine sale of such items, as we regularly dispose of property and equipment that is no longer useful or valuable to our ongoing operations.

        Interest Income.    Interest income decreased from $0.2 million for the three months ended September 30, 2008 to less than $0.1 million for the three months ended September 30, 2009 due to the overall decrease in interest rates earned on our cash balance.

        Interest Expense.    Interest expense decreased from $0.4 million for the three months ended September 30, 2008 to $0.2 million for the three months ended September 30, 2009 due to the overall decrease in the interest rates applied to our outstanding borrowings.

        Provision for Income Taxes.    The provision for income taxes was $5.0 million for the three months ended September 30, 2008, with an effective tax rate of 43.1% compared to $2.2 million for the three months ended September 30, 2009, with an effective tax rate of 27.2%. The decrease in our overall effective tax rate for the three months ended September 30, 2009, is mainly due to the following discrete tax adjustment items: (1) the recognition of approximately $0.3 million in increased state tax benefits upon the completion of our 2008 state tax returns, (2) the tax benefit of $0.2 million related to the non-taxable treatment of a $0.5 million refund that was received in August 2009 from the government for a contested fine, and (3) the reduction in our accrual for unrecognized tax benefits of approximately $0.4 million related to the lapse in statute of limitations. In addition, we also reduced our annualized estimated provision for income taxes for 2009, before discrete items as described above, from 40.0% to 39.0% during the current quarter.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three months ended September 30,
	2008		2009
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$134,267	75.1%	$119,017	73.5%
Commercial & Industrial	44,591	24.9	43,018	26.5

Total	$178,858	100.0	$162,035	100.0

Operating income (loss):
Transmission & Distribution	$14,305	10.7	$11,256	9.5
Commercial & Industrial	3,666	8.2	3,027	7.0

Total	17,971	10.0	14,283	8.8
Corporate	(6,087)	(3.4)	(6,114)	(3.8)

Consolidated	$11,884	6.6%	$8,169	5.0%

Transmission & Distribution

        Revenues for our T&D segment for the three months ended September 30, 2008 were $134.3 million compared to $119.0 million for the three months ended September 30, 2009, a decrease of $15.3 million or 11.4%. The decrease in the revenues was the result of a significant reduction in revenues from smaller distribution projects (less than $3.0 million in contract value) that were in production during the third quarter of 2009 as compared to 2008, as well as a reduction in revenues from storm restoration services given that the 2008 period included an unusually large level of such activity. These decreases in T&D revenues were partially offset by an increase in revenues from a few large transmission projects (contracts with values greater than $10.0 million) during the three months ended September 30, 2009.

        Operating income for our T&D segment for the three months ended September 30, 2008 was $14.3 million compared to $11.3 million for the three months ended September 30, 2009, a decrease of $3.0 million or 21.3%. As a percentage of revenues, operating income decreased from 10.7% for the three months ended September 30, 2008 to 9.5% for the three months ended September 30, 2009. The higher operating income in the T&D segment during the three months ended September 30, 2008 versus the same period in 2009 was mainly attributable to a significantly greater volume of activity in storm restoration services (work which typically carries a higher margin) during 2008, which resulted in incremental gross profit of approximately $3.4 million for the 2008 period. Additionally, during the 2008 period, we experienced strong performance and increased margins on a few large contracts that resulted in approximately $0.8 million in incremental gross profit. These large projects in 2008 have not been fully replaced by projects with similar margins during the third quarter of 2009. These decreases in gross profit for the period were partially offset by the receipt of a $0.5 million refund during the three months ended September 30, 2009. The refund was received from the government for a contested fine that was paid in 2005 and has been recorded as a direct reduction of T&D contract costs for the period.

Commercial & Industrial

        Revenues for our C&I segment for the three months ended September 30, 2008 were $44.6 million compared to $43.0 million for the three months ended September 30, 2009, a decrease of $1.6 million or 3.5%. The decrease in revenues was due mainly to the current economic environment which has caused an overall reduction in spending and an increase in bidding competition.

        Operating income for our C&I segment for the three months ended September 30, 2008 was $3.7 million compared to $3.0 million for the three months ended September 30, 2009, a decrease of approximately $0.7 million or 17.4%. As a percentage of revenues, operating income decreased from 8.2% for the three months ended September 30, 2008 to 7.0% for the three months ended September 30, 2009. The operating income in the C&I segment benefited from strong performance and increased margins on a few large contracts that resulted in approximately $0.7 million and $0.4 million in incremental gross profit during both the three months ended September 30, 2008 and 2009, respectively.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2009

        Revenues.    Revenues decreased approximately $4.9 million, or 1.1%, from $462.8 million for the nine months ended September 30, 2008 to $457.9 million for the nine months ended September 30, 2009. The decrease in revenues was mostly due to (1) a reduction in revenues from smaller T&D projects (less than $3.0 million in contract value) that were in production during the third quarter of 2009 as compared to 2008, (2) a reduction in revenues from storm restoration services given that the 2008 period included an unusually large level of such activity, and (3) a reduction in revenues in the C&I segment for the period. These decreases in revenues for the period were partially offset by increased activity from a few large T&D projects (contracts with values greater than $10.0 million) during the nine months ended September 30, 2009.

        Gross Profit.    Gross profit decreased $8.9 million, or 13.6%, from $65.4 million for the nine months ended September 30, 2008 to $56.5 million for the nine months ended September 30, 2009. As a percentage of overall revenues, gross margin decreased from 14.1% for the nine months ended September 30, 2008 to 12.3% for the nine months ended September 30, 2009. The higher gross profit during the nine months ended September 30, 2008 versus the same period in 2009 was mainly attributable to a significantly greater volume of activity in storm restoration services (work which typically carries a higher margin) during 2008, which resulted in incremental gross profit of approximately $3.4 million for the 2008 period. Additionally, during the 2008 period, we experienced strong performance and increased margins on a few large contracts that resulted in approximately $5.7 million in incremental gross profit. These large projects in 2008 have not been fully replaced by projects with similar margins during the nine months ended September 30, 2009. Furthermore, we experienced an increase in the estimated costs to complete certain T&D contracts that resulted in a reduction to gross margin of approximately $2.3 million for the nine months ended September 30, 2009. These decreases in gross profit for the period were partially offset by (1) the recognition of approximately $1.7 million in incremental gross profit on a few large C&I projects during the nine months ended September 30, 2009, and (2) the receipt of a $0.5 million refund during the nine months ended September 30, 2009. The refund was received from the government for a contested fine that was paid in 2005 and has been recorded as a direct reduction of contract costs for the period.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased approximately $1.6 million, or 4.3%, from $37.5 million for the nine months ended September 30, 2008 to $35.9 million for the nine months ended September 30, 2009. The decrease related primarily to a decrease in profit sharing and other incentive compensation accruals offset by annual salary increases and other incremental employee benefit costs. As a percentage of revenues, these expenses decreased from 8.1% for the nine months ended September 30, 2008 to 7.8% for the nine months ended September 30, 2009.

        Gain on Sale of Property and Equipment.    Gains from the sale of property and equipment decreased from $0.6 million for the nine months ended September 30, 2008 to $0.3 million for the nine months ended September 30, 2009. The overall gains from the sale of property and equipment are due to the timing of the routine sale of such items, as we regularly dispose of property and equipment that is no longer useful or valuable to our ongoing operations.

        Interest Income.    Interest income decreased from $0.8 million for the nine months ended September 30, 2008 to $0.2 million for the nine months ended September 30, 2009 due to the overall decrease in interest rates earned on our cash balance.

        Interest Expense.    Interest expense decreased from $1.3 million for the nine months ended September 30, 2008 to $0.6 million for the nine months ended September 30, 2009 due to the overall decrease in the interest rates applied to our outstanding borrowings.

        Provision for Income Taxes.    The provision for income taxes was $11.6 million for the nine months ended September 30, 2008, with an effective tax rate of 41.9% compared to $7.1 million for the nine months ended September 30, 2009, with an effective tax rate of 35.4%. The decrease in our overall effective tax rate for the nine months ended September 30, 2009, is mainly due to the following discrete tax adjustment items: (1) the recognition of approximately $0.3 million in increased state tax benefits upon the completion of our 2008 state tax returns, (2) the tax benefit of $0.2 million related to the non-taxable treatment of a $0.5 million refund that was received in August 2009 from the government for a contested fine, and (3) the reduction in our accrual for unrecognized tax benefits of approximately $0.4 million related to the lapse in statute of limitations.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Nine months ended September 30,
	2008		2009
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$338,800	73.2%	$343,567	75.0%
Commercial & Industrial	123,991	26.8	114,326	25.0

Total	$462,791	100.0	$457,893	100.0

Operating income (loss):
Transmission & Distribution	$34,262	10.1	$27,515	8.0
Commercial & Industrial	10,940	8.8	9,309	8.1

Total	45,202	9.8	36,824	8.0
Corporate	(16,986)	(3.7)	(16,137)	(3.5)

Consolidated	$28,216	6.1%	$20,687	4.5%

Transmission & Distribution

        Revenues for our T&D segment for the nine months ended September 30, 2008 were $338.8 million compared to $343.6 million for the nine months ended September 30, 2009, an increase of approximately $4.8 million or 1.4%. The increase in the revenues was the result of a significant increase in revenues from a few large transmission projects (contracts with values greater than $10.0 million) partially offset by (1) a reduction in revenues from smaller distribution projects (less than $3.0 million in contract value) that were in production during the nine months ended

September 30, 2009 as compared to the same period in 2008, and (2) a reduction in revenues from storm restoration services given that the 2008 period included an unusually large level of such activity.

        Revenues from transmission projects increased from 63.3% of T&D segment revenue for the nine months ended September 30, 2008 to 75.6% of T&D segment revenue for the nine months ended September 30, 2009. Additionally, we provided 42.9% and 32.4% of our T&D services under fixed-price contracts for the nine months ended September 30, 2008 and 2009, respectively.

        Operating income for our T&D segment for the nine months ended September 30, 2008 was $34.3 million compared to $27.5 million for the nine months ended September 30, 2009, a decrease of approximately $6.7 million or 19.7%. As a percentage of revenues, operating income decreased from 10.1% for the nine months ended September 30, 2008 to 8.0% for the nine months ended September 30, 2009. The higher operating income in the T&D segment during the nine months ended September 30, 2008 versus the same period in 2009 was mainly attributable to a significantly greater volume of activity in storm restoration services (work which typically carries a higher margin) during 2008, which resulted in incremental gross profit of approximately $3.4 million for the 2008 period. Additionally, during the 2008 period, we experienced strong performance and increased margins on a few large contracts that resulted in approximately $3.3 million in incremental gross profit. These large projects in 2008 have not been fully replaced by projects with similar margins during the nine months ended September 30, 2009. Furthermore, we experienced an increase in our estimated costs to complete certain contracts that resulted in a reduction to gross margin of approximately $2.3 million for the nine months ended September 30, 2009. These decreases in gross profit for the period were partially offset by the receipt of a $0.5 million refund during the nine months ended September 30, 2009. The refund was received from the government for a contested fine that was paid in 2005 and has been recorded as a direct reduction in T&D contract costs for the period.

Commercial & Industrial

        Revenues for our C&I segment for the nine months ended September 30, 2008 were $124.0 million compared to $114.3 million for the nine months ended September 30, 2009, a decrease of $9.7 million or 7.8%. The decrease in revenues was due mainly to the current economic environment which has caused an overall reduction in spending and an increase in bidding competition. Additionally, we provided 44.7% and 39.7% of our C&I services under fixed-price contracts for the nine months ended September 30, 2008 and 2009, respectively.

        Operating income for our C&I segment for the nine months ended September 30, 2008 was $10.9 million compared to $9.3 million for the nine months ended September 30, 2009, a decrease of $1.6 million or 14.9%. As a percentage of revenues, operating income decreased from 8.8% for the nine months ended September 30, 2008 to 8.1% for the nine months ended September 30, 2009. The operating income in the C&I segment benefited from strong performance and increased margins on a few large contracts that resulted in approximately $2.4 million and $1.7 million in incremental gross profit during the nine months ended September 30, 2008 and 2009, respectively.

Liquidity and Capital Resources

Cash Requirements

        Our cash and cash equivalents on hand totaled $32.2 million as of September 30, 2009. We anticipate that our cash and cash equivalents on hand, our $60.0 million borrowing availability under the Credit Agreement, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, planned capital expenditures and to facilitate our future ability to grow. Although we believe that we have adequate cash and availability under the Credit Agreement to meet our liquidity needs, our anticipated participation in certain significant large-scale initiatives to rebuild the United States electric power grid may require us to obtain additional working capital, depending upon the size and duration of the project and the financial terms of the underlying agreement.

        As of September 30, 2009, we have approximately $6.0 million of outstanding purchase obligations for construction equipment which will require cash expenditures over the next six months. These purchases are necessary to support normal operations.

Sources and Uses of Cash

        As of September 30, 2009, we had cash and cash equivalents of $32.2 million, positive working capital of $70.2 million, and long-term liabilities in the amount of $43.0 million, which consisted of the long-term portion of our term loan facility, deferred taxes and deferred compensation obligations. We also had a $15.0 million letter of credit outstanding under the Credit Agreement. During the nine months ended September 30, 2009, operating activities associated with our T&D and C&I segments resulted in net cash flows provided by operations of $9.3 million compared to net cash flows provided by operations of $14.9 million for the nine months ended September 30, 2008. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide our customers. During the nine months ended September 30, 2009, we used net cash in investing activities of $19.7 million, including $20.2 million used for capital expenditures, offset by $0.5 million of proceeds from the sale of property and equipment.

Debt Instruments

        On August 31, 2007, we entered into an agreement for a $125.0 million senior secured credit facility which provides for a $75.0 million revolving credit line (which may be increased or decreased in accordance with the terms of the related credit agreement) and a $50.0 million term loan facility. At our option, borrowings under the Credit Agreement bear interest at either (1) the greater of a prime rate or the federal funds rate plus a spread based upon our leverage ratio or (2) an adjusted London Interbank Offered Rate ("LIBOR") plus a spread based upon our leverage ratio. There were $30.0 million of borrowings outstanding accruing interest at 1.3125% (which is equal to an adjusted one-month LIBOR plus a spread of 1.0%) at September 30, 2009. As of September 30, 2009, we had a $15.0 million letter of credit outstanding, which reduced our borrowing capacity under the revolving credit line. The Credit Agreement expires on August 31, 2012. We had $60.0 million available under the Credit Agreement as of September 30, 2009.

        The terms of the Credit Agreement require, among other things, that we adhere to a maximum leverage ratio and maintain a minimum EBITDA-based interest coverage ratio, both of which are defined under the Credit Agreement and determined on a rolling four consecutive quarter basis. The EBITDA-based interest coverage ratio covenant requires us to have a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. We are also required to have a leverage ratio of no more than 3.0 to 1.0. As of September 30, 2009, our interest coverage ratio was in excess of 43.0 to 1.0 and our leverage ratio was less than 1.0 to 1.0, both within the required covenant levels permitted under the Credit Agreement.

        The Credit Agreement also includes other specific limits or restrictions on additional indebtedness, liens and capital expenditure activity. Our obligations under the Credit Agreement are secured by a lien on all of our property (including the capital stock of our subsidiaries) other than any property subject to a certificate of title, subject to a lease or similar interest and our real property and fixtures. As of September 30, 2009, we were in compliance with all applicable debt covenants.

Off-Balance Sheet Transactions

        As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations and surety guarantees entered into in the normal course of business. We have not engaged in any off-balance sheet financing arrangements through special purpose entities or variable interest entities.

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

        We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of September 30, 2009, the maximum guaranteed residual value was approximately $1.8 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

        As of September 30, 2009, we had a $15.0 million letter of credit outstanding under the Credit Agreement primarily to secure obligations under our casualty insurance program.

Surety Bonds

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers would reduce the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of September 30, 2009, an aggregate of approximately $417.7 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $105.0 million as of September 30, 2009.

New Accounting Pronouncements

        For a discussion regarding new accounting pronouncements, please refer to Note 2. "Basis of Presentation—Recently Issued Accounting Pronouncements" in the accompanying Notes to Consolidated Financial Statements.

Critical Accounting Policies

        The discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" included in the 2008 Annual Report and Note 2. "Basis of Presentation—Recently Issued Accounting Pronouncements" in the accompanying Notes to Consolidated Financial Statements.

Cautionary Statement Concerning Forward-Looking Statements and Information

        We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.

        Various statements contained within this quarterly report on Form 10-Q, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenue, income and capital spending. Our forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this quarterly report on Form 10-Q; we disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed in Item 1A. "Risk Factors" in our 2008 Annual Report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward- looking statements.

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

  •
  our actual costs may be greater than expected in performing our fixed-price and unit price contracts;

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

  •
  we derive a significant portion of our revenues from a few customers, and the loss of one or more of these customers could have a material adverse effect on our consolidated financial condition, results of operations and cash flows;

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

  •
  seasonal and other variations, including severe weather conditions, may cause significant fluctuations in our consolidated financial condition, results of operations and cash flows;

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

  •
  if we fail to integrate future acquisitions successfully, our consolidated financial condition, results of operations and cash flows could be adversely affected;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of September 30, 2009, we were not parties to any derivative instruments. We did not use any material derivative financial instruments during the nine months ended September 30, 2008 and 2009, including trading or speculation on changes in interest rates, or commodity prices of materials used in our business.

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

        Additionally, we grant credit under normal payment terms, generally without collateral, to our customers, which include electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. We also perform ongoing internal credit risk assessments of our customers, as well as extensive due diligence on new customers. No customer accounted for more than 10.8% and 11.2% of revenues for the nine months ended September 30, 2008 and 2009, respectively. Management believes that the terms and conditions contained in our contracts and our billing and collection policies are adequate to minimize the potential credit risk.

        Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, the federal funds rate and LIBOR. If we borrow additional amounts under the Credit Agreement, the interest rate on those borrowings will also be variable. If the prime rate, federal funds rate or LIBOR rise, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. As of September 30, 2009, we had $30 million of borrowings outstanding under the Credit Agreement. The Credit Agreement currently accrues annual interest at one-month LIBOR in effect at each month end plus a spread of 1.00%, based upon our current leverage ratio, as defined in the Credit Agreement. A 0.125% increase or decrease in the interest rate would have the effect of changing our interest expense by $37,500 per year.

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

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In 2005, one of our subsidiaries was convicted of a criminal misdemeanor for violation of certain OSHA safety regulations that occurred in 1999. The subsidiary was assessed and paid a fine of $0.5 million and was sentenced to probation for a three-year period, which terminated on December 8, 2008. The subsidiary appealed the conviction and, on April 10, 2009, the Seventh Circuit Court of Appeals reversed the conviction and remanded the case for a new trial. On August 4, 2009, the U.S. Department of Justice notified our subsidiary that it would move to dismiss the case with prejudice. Following the subsequent dismissal of the case, the $0.5 million fine, which was originally paid in 2005, was refunded to the subsidiary.

        For further discussion regarding legal proceedings, please refer to Note 7. "Commitments and Contingencies—Litigation and Other Legal Matters" in the accompanying Notes to Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

        An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors discussed in Item 1A. "Risk Factors" in our 2008 Annual Report as well as any updates to risk factors as described below. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, consolidated financial condition or future results and, thus, the value of our common stock and any investment in our company.

Our unionized workforce could adversely affect our operations.

        As of September 30, 2009, approximately 93% of our field labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

        Additionally, these collective bargaining agreements may require us to participate with other companies in various multi-employer pension plans. To the extent that we participate in any multi-employer pension plans that are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we were to withdraw from them or if they were terminated. Furthermore, the Pension Protection Act of 2006 (the "PPA") imposes additional funding rules applicable to plan years beginning after 2007 for multi-employer pension plans that are classified as either "endangered", "seriously endangered" or "critical" status. For a plan that is classified as being in critical status, additional required employer contributions and/or employee benefit reductions could be applied going forward based on future union wages paid. As of September 30, 2009, we were not aware of any significant liabilities related to underfunded multi-employer pension plans.

        During the nine months ended September 30, 2009, we have been informed that several of the multi-employer pension plans to which our subsidiaries contribute have been labeled with a "critical" or "endangered" status as defined by the PPA. Although we are not currently aware of any potential significant liabilities to us as a result of these plans being classified as being in critical status, future results could be impacted if we were to be subject to increased contributions under these plans.

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

MYR GROUP INC. (Registrant)

November 9, 2009	/s/ MARCO A. MARTINEZ Vice President, Chief Financial Officer and Treasurer