Form 10-K
period 2009-12-31
MYR GROUP INC.
filed 2010-03-15
CIK 700923

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

(847) 290-1891
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:
 None

          Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          As of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the outstanding common equity held by non-affiliates of the registrant was approximately $382.4 million, based upon the closing sale price of the common stock on such date as reported by the NASDAQ Global Market (for purposes of calculating this amount, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the registrant have been deemed affiliates).

          As of March 12, 2010 there were 19,828,067 shares of the registrant's $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for use in connection with its 2010 annual meeting of stockholders to be held on May 21, 2010, to be filed with the Securities and Exchange Commission (the "SEC"), are incorporated in Part III hereof and made a part hereof.

MYR GROUP INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2009

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

        Throughout this report, references to "MYR Group," the "Company," "we," "us," and "our" refer to MYR Group Inc. and its consolidated subsidiaries, unless the context indicates otherwise. These risks, contingencies and uncertainties include, but are not limited to, the following:

  •
  our operating results may vary significantly from year to year;

  •
  we are unable to predict the impact of the current economic conditions in the financial markets and the resulting constraints in obtaining financing on our business and financial results;

  •
  the recent instability of the financial markets and adverse economic conditions could have a material adverse effect on the ability of our customers to perform their obligations to us;

  •
  demand for our services is cyclical and vulnerable to industry downturns and regional and national downturns, which may be amplified by the current economic conditions;

  •
  our industry is highly competitive;

  •
  we may be unsuccessful in generating internal growth;

  •
  many of our contracts may be canceled upon short notice and we may be unsuccessful in replacing our contracts if they are canceled or as they are completed or expire;

  •
  backlog may not be realized or may not result in profits;

  •
  the timing of new contracts or termination of existing contracts may result in unpredictable fluctuations in our cash flow and financial results;

  •
  the Energy Policy Act of 2005 (the "Energy Act") may not result in increased spending on electric power transmission infrastructure and the current economic conditions in the United States may lead to cancellations or delays of related projects;

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

  •
  a significant portion of our business depends on our ability to provide surety bonds, and we may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds;

  •
  our bonding requirements may limit our ability to incur indebtedness;

  •
  inability to hire or retain key personnel could disrupt business;

  •
  work stoppages or other labor issues with our unionized workforce could adversely affect our business;

  •
  our business is labor intensive and we may be unable to attract and retain qualified employees;

  •
  inability to perform our obligations under engineering, procurement and construction ("EPC") contracts may adversely affect our business;

  •
  we require subcontractors to assist us in providing certain services, and we may be unable to retain the necessary subcontractors to complete certain projects;

  •
  our business growth could outpace the capability of our internal infrastructure;

  •
  seasonal and other variations, including severe weather conditions, may cause significant fluctuations in our consolidated financial condition, results of operations and cash flows;

  •
  we are subject to risks associated with climate change;

  •
  our failure to comply with environmental laws could result in significant liabilities;

  •
  increases in the cost of certain materials and fuel could reduce our operating margins;

  •
  we could incur liquidated damages or other damages if we do not complete our projects in the time allotted under the applicable contract, or we may be required to perform additional work if our services do not meet certain standards of quality;

  •
  opportunities within the governmental arena could lead to increased governmental regulation applicable to us;

  •
  if we fail to integrate future acquisitions successfully, our consolidated financial condition, results of operations and cash flows could be adversely affected;

  •
  our business may be affected by difficult work environments;

  •
  failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, our operating results and the value of our common stock; and

  •
  provisions in our organizational documents and under Delaware law could delay or prevent a change of control of our company, which could adversely affect the price of our common stock.

WEBSITE ACCESS TO COMPANY'S REPORTS

        MYR Group Inc.'s website address is www.myrgroup.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act will be available free of charge through our website as soon as reasonably possible after they are electronically filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any other filings we make with the SEC.

PART 1

Item 1.    Business

General

        We were originally organized under the General Corporation Law of the State of Delaware in 1982 under the name The L.E. Myers Co. Group. Through our subsidiaries, we have served the utility infrastructure markets since 1891. MYR Group Inc. was created in 1995 through the merger of three long-standing specialty contractor franchises. Our operations are currently conducted by six subsidiaries: The L. E. Myers Co.; Harlan Electric Company; Hawkeye Construction, Inc.; Great Southwestern Construction, Inc.; Sturgeon Electric Company, Inc. and MYR Transmission Services, Inc. Through our operating subsidiaries, we provide utility and electrical construction services with a network of local offices located throughout the continental United States. We provide a broad range of services which includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair.

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

        Between August 12, 2008 and September 8, 2008, our common stock was traded on the OTC Bulletin Board. Since September 9, 2008, our common stock has been traded on the NASDAQ Global Market.

Reportable Segments

        We are a leading specialty contractor serving the electrical infrastructure market in the United States. We manage and report our operations through two industry segments: Transmission and Distribution ("T&D") and Commercial and Industrial ("C&I") electrical contracting services.

        Transmission and Distribution.    We have operated in the T&D industry since 1891. We are one of the largest national contractors servicing the T&D sector of the United States electric utility industry. Our T&D customers include more than 125 electric utilities, cooperatives and municipalities. We provide a broad range of services which includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. Our T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems.

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

        We also provide emergency restoration services in response to hurricane, ice or other storm related damage, which typically account for less than $25.0 million, or 4.5% of our annual consolidated revenues. In 2009, we recognized revenues from storm-related restoration services of approximately $15.6 million, or 2.5% of our annual consolidated revenues. However, in 2008, revenues from storm related restoration services were approximately $43.2 million, or 7.0% of our annual consolidated revenues, mainly due to significant hurricane activity in the Gulf Coast region (from Hurricanes Gustav and Ike) and ice storm activity in the Northeast region of the country.

        Commercial and Industrial.    We also provide C&I electrical contracting services for commercial and industrial construction in the western United States. We are focused on the Arizona and Colorado regional markets where we have achieved sufficient scale to deploy the level of resources necessary to achieve what we believe are leading market shares. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, casinos, arenas, convention centers, manufacturing plants, processing facilities and transportation control and management systems.

        In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry, as well as directly to facility owners. We have a diverse customer base with many long-standing relationships.

        Our C&I segment also provides telecommunication installation services as well as electrical construction related to traffic and light rail signalization; these services represented less than 4.0% of our consolidated revenues for the year ended December 31, 2009, less than 6.0% of our consolidated revenues for the year ended December 31, 2008 and less than 5.0% of our consolidated revenues for the year ended December 31, 2007. Telecommunication services include fiber optic and copper communication installation for the transmission of voice, data, and video. The electrical construction services that we provide in connection with traffic and light rail signalization include ramp metering, signalized intersections, fiber optic interconnections for traffic management systems as well as highway and bridge lighting installation and maintenance.

        Additional financial information related to our business segments is provided under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 to our Consolidated Financial Statements.

Customers

        Our T&D customers include investor-owned utilities, municipal utilities, cooperatives, federally-owned utilities, independent power producers, independent transmission companies and other contractors. Our C&I customer base includes general contractors, commercial and industrial facility owners, local governments and developers in our target markets. We have long-standing relationships with many of our customers, particularly in our T&D segment, and we cultivate these relationships at all levels of our organization from senior management to project supervisors. We seek to build upon existing customer relationships to secure additional projects and to increase revenue from our current customer base. Many of our customer relationships originated decades ago and are maintained through a partnering approach, which includes project evaluation and consulting, quality performance, performance measurement and direct customer contact. At both a senior and operating unit level, management also maintains a parallel focus on pursuing growth opportunities with prospective customers. In addition, our senior management and our operating unit management teams promote and market our services for prospective large-scale projects and national accounts. We believe that our industry experience, technical expertise, customer relationships and emphasis on safety and customer service are important to us being retained by existing and new customers.

        For the year ended December 31, 2007, our top 10 customers accounted for 45.8% of our revenue, of which our largest customer was Xcel Energy accounting for 10.9% of our revenue. For the year ended December 31, 2008, our top 10 customers accounted for 48.1% of our revenue, of which our largest customer was Xcel Energy accounting for 9.8% of our revenue. For the year ended December 31, 2009, our top 10 customers accounted for 55.0% of our revenue, of which our largest customer was Dominion Resources, Inc. accounting for 12.5% of our revenue. Other than Xcel Energy and PacifiCorp in both 2007 and 2008 and Dominion Resources, Inc. and MidAmerican Energy Company (parent company of PacifiCorp) in 2009, no single customer accounted for more than 6.0% of our total annual revenue in any of the previous three fiscal years. Our largest customers are generally our electric utility customers, which we believe are of a high credit quality.

        For the years ended December 31, 2007, 2008 and 2009, revenues derived from T&D customers accounted for 71.2%, 72.5% and 74.3% of our total revenues, respectively. For the years ended December 31, 2007, 2008 and 2009, revenues derived from C&I customers accounted for 28.8%, 27.5% and 25.7% of our total revenues, respectively.

Types of Service Arrangements and Bidding Process

        We enter into contracts principally on the basis of competitive bids. Although there is considerable variation in the terms of the contracts we undertake, our contracts are primarily structured as either fixed price or unit price agreements, pursuant to which we agree to do the work for a fixed amount for the entire project or for the particular units of work performed. We also enter into time-and-equipment contracts under which we are paid for labor and equipment at negotiated hourly billing rates and for other expenses, including materials, as incurred. On occasion, these time-and-equipment contracts require us to include a guaranteed not-to-exceed maximum price. In addition, we obtain time-and-materials contracts under which we are paid for labor at negotiated hourly billing rates and for other expenses, including materials, as incurred. Finally, we sometimes enter into cost-plus contracts, where we are paid for our costs plus a negotiated margin.

        Fixed price and unit price contracts typically have the highest potential margins, but hold a greater risk in terms of profitability, since cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have more limited margin upside, but generally do not bear overrun risk. Fixed price contracts accounted for 33.3% of total revenue for the year ended December 31, 2009, including 32.4% of our total revenue for our T&D segment and 35.8% of our total revenue for our C&I segment. Work in our T&D segment is generally completed under fixed price, time-and-materials, time-and-equipment, unit price and cost-plus agreements. C&I work is typically performed under fixed price, time-and-materials, cost-plus, and unit price agreements.

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

Subcontracting

        We are the prime contractor for the majority of our T&D projects. We may use subcontractors to perform portions of our contracts and to manage workflow, particularly for design, engineering, procurement and some foundation work. We often work with subcontractors who are sole proprietorships or small business entities. Subcontractors normally provide their own employees, vehicles, tools and insurance coverage. We are not dependent on any single subcontractor. Contracts with subcontractors often contain provisions limiting our obligation to pay the subcontractor if our client has not paid us and is holding our subcontractors responsible for their work or delays in performance. On larger projects we may require surety bonding from subcontractors, where we deem appropriate, based on the risk involved. We occasionally perform work as a subcontractor and we may elect to do so from time-to-time on larger projects in order to manage our execution risk on certain projects.

        The majority of our work in our C&I segment is done in the subcontractor role.

Competition

        Our business is highly competitive in both our T&D and C&I segments. Competition in both of our business segments is primarily based on the price of the construction services rendered and upon the reputation for quality, safety and reliability of the contractor rendering these services. The competition we encounter can vary depending upon the type of construction services to be rendered and the locations in which such services are to be rendered. Additionally, the current economic environment has had an impact on the competition that we face, as fewer construction projects have lead to increased competition for projects being bid.

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

        There are a number of barriers to entry into the transmission services business including the cost of equipment and tooling necessary to perform transmission work, the availability of qualified labor, the scope of typical transmission projects and the technical, managerial and supervisory skills necessary to complete the job. Larger transmission projects generally require specialized heavy duty equipment as well as stronger financial resources to meet the cash flow, bonding, or letter of credit requirements of these projects. These factors sometimes reduce the number of potential competitors on these projects. The number of firms that generally compete for any one significant transmission infrastructure project varies greatly depending on a number of factors, including the size of the project, its location and the bidder qualification requirements imposed upon contractors by the customer. Many of our competitors restrict their operations to one geographic area while others operate nationally as we do.

        Compared to the transmission markets, there are fewer significant barriers to entry in the distribution markets in which we operate. As a result, any organization that has adequate financial resources and access to technical expertise can compete for distribution projects. Instead of outsourcing to us, some of our T&D customers also employ personnel internally to perform the same type of services that we provide.

  C&I Competition

        Our C&I segment competes with a number of regional or small local firms and subsidiaries of larger, national firms.

        Competition for our C&I construction services varies greatly. There are few significant barriers to entry in the C&I business, and there are a number of small companies that compete for C&I business. Size, location and technical requirements of the project will impact which competitors and the number of competitors that we will encounter on any particular project.

        A major competitive factor in our C&I segment is the individual relationships that we and our competitors have developed with general contractors who typically control the bid process. Additionally, the equipment requirements for C&I work are generally not as significant as that of T&D construction. Since C&I construction typically involves the purchase of materials, the financial resources to meet the materials procurement and equipment requirements of a particular project may impact the competition that we encounter. Although certain of our competitors for this type of work operate nationally, the majority of our competition operates locally or regionally. In the majority of cases involving maintenance services provided by us, our customers will also perform some or all of these types of services internally as well. We differentiate ourselves from our competitors by bidding for larger and/or more technically complex projects, which we believe many of our smaller competitors may not be capable of executing effectively or profitably. We also focus our efforts in growing markets where we have built strong relationships with existing customers.

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

Project Bonding Requirements

        Historically, approximately 20.0 to 40.0% of our annual volume of business requires performance bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. As of December 31, 2009, we had approximately $234.8 million in surety bonds outstanding for projects in our T&D segment and $176.0 million for projects in our C&I segment. The ability to post surety bonds provides us with a competitive advantage over smaller or less financially secure competitors. We believe that the strength of our balance sheet, as well as our strong and long-standing relationship with our bonding provider, enhances our ability to obtain adequate financing and surety bonds.

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

        Set forth below is our backlog as of December 31, 2008 and 2009 (dollars in millions):

	December 31,
	2008	2009	% Change
T&D	$243.4	$133.2	(45.3)%
C&I	72.6	71.2	(1.9)%

Total	$316.0	$204.4	(35.3)%

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

Trade Names and Intellectual Property

        We operate under a number of trade names, including MYR Group Inc., The L. E. Myers Co., Harlan Electric Company, Hawkeye Construction, Inc., Great Southwestern Construction, Inc., Sturgeon Electric Company, Inc. and MYR Transmission Services, Inc. We do not generally register our trade names with the United States Patent and Trademark Office, but instead rely on state and common law protection. While we consider our trade names to be valuable assets, we do not consider any single trade name to be of such material importance that its absence would cause a material disruption to our business. Likewise, our operations do not materially rely upon any patents, licenses or other intellectual property.

Equipment

        Because we have operated in the T&D industry since 1891, we have been instrumental in designing much of the specialty tools and equipment used in the industry, including wire pullers, wire tensioners, aerial devices and more. We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as tension stringing machines, bulldozers, bucket trucks, digger derricks and cranes. We also rely on specialized tooling, including stringing blocks, wire grips and presses. Our fleet is comprised of approximately 5,000 units, including approximately 2,500 pieces of specialty equipment. We believe that our vehicles are well maintained and adequate for present operations. The standardization of our trucks and trailers allows us to minimize training, maintenance and parts costs. Our fleet group is staffed by over 100 mechanics and equipment managers and we operate 14 maintenance shops throughout the United States to service our fleet. Our ability to internally service our fleet in various markets allows us to reduce repair costs and the time equipment is out of service by eliminating the need to ship equipment long distances for repair as well as dependence on third party maintenance providers. Our maintenance shops are also able to modify standard construction equipment to meet the specific needs of our specialty applications. We are a final-stage manufacturer for several configurations of our specialty vehicles and in the event that a particular piece of equipment is not available to us, we can build the component on-site, which reduces our reliance on our equipment suppliers.

        Our fleet of equipment is managed by our centralized fleet management group. Since our fleet is highly mobile, we typically have the ability to shift resources from region-to-region quickly and to effectively respond to customer needs or major weather events. Our centralized fleet management group is designed to enable us to optimize and maintain our equipment to achieve the highest equipment utilization which helps to maintain a competitive position with respect to our equipment costs. We develop internal equipment rates to reflect our true equipment costs, which, in turn provides our business units with appropriate pricing levels to estimate their bids for new projects more accurately. We also involve our business units in prioritizing the use of our fleet assets. The group also manages the procurement of additional equipment through our capital budget, operating leases and short-term rentals. All of these factors are critical in meeting our customers' needs while allowing us to operate efficiently and to improve margins. Over the last few years, we have increased capital expenditures on our fleet and we believe these increases will reduce our operating costs over the long-term.

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

        We believe that we are in material compliance with applicable regulatory requirements and have all material licenses required to conduct our operations. Our failure to comply with applicable regulations could result in substantial fines and/or revocation of our operating licenses. Our non-compliance with such regulations could also affect our ability to benefit from certain federal stimulus programs.

Environmental Matters

        As a result of our construction, maintenance and repair services, we are subject to numerous federal, state and local environmental laws and regulations governing our operations, including the use, transport and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which hazardous substances or wastes were discharged by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or otherwise use our properties in ways such as collateral for possible financing. We could also be held liable for significant penalties and damages under certain environmental laws and regulations, which could materially and adversely affect our business and results of operations.

        Based on information currently available, we believe that our compliance with environmental laws and regulations will not have a material effect on our financial condition, results of operations and cash flows. However, we are unable to estimate with certainty the potential impact of future compliance efforts and environmental remediation actions.

        Additionally, there are significant environmental regulations under consideration to encourage the use of clean energy technologies and regulate emissions of greenhouse gases to address climate change. We regularly monitor the various proposals in this regard. Although the impact of climate change regulations on our business will depend on the specifics of state and federal policies, legislation, and regulation, we believe that we will be well-positioned to adapt our business to meet new regulations. See "Item 1A. Risk Factors—We are subject to risks associated with climate change" and "Item 1A. Risk Factors—Our failure to comply with environmental laws could result in significant liabilities."

Seasonality

        Although our revenues are primarily driven by spending patterns in our customers' industries, our revenues, particularly those derived from our T&D segment, and results of operations can be subject to seasonal variations. These variations are influenced by weather, hours of daylight, customer spending patterns, availability of system outages from utilities, bidding seasons and holidays. Extended periods of rain can affect the deployment of our crews. During the winter months, demand for our work is generally lower due to inclement weather. During the summer months, the demand for our work may be affected by peak electrical demands from warmer weather conditions, which reduces the availability of system outages during which we can perform electrical line service work. During the spring and fall months, the demand for our work generally increases due to improved weather conditions.

        We also provide storm restoration services to our T&D customers. These services tend to have a higher profit margin and normally offset some of the negative financial effects that severe weather can have on normal T&D operations, such as lost revenues in connection with weather-related delays in our construction, maintenance and repair work. Storm restoration service work is highly unpredictable and can cause our results of operations to vary greatly from period to period. We do not view storm restoration as a major revenue source, as revenues from storm restoration services are typically less than $25.0 million, or approximately 4.5% of our annual consolidated revenues. In 2009, we recognized revenues from storm-related restoration services of approximately $15.6 million, or 2.5% of our annual consolidated revenues. However, in 2008, we recognized approximately $43.2 million, or 7.0% of our annual consolidated revenues, in storm related restoration services mainly due to significant hurricane activity in the Gulf Coast region (Hurricanes Gustav and Ike) and ice storm activity in the Northeast region of the country.

        Our revenues will also fluctuate based on the timing of our large contracts. As a result of the positive and negative effects of weather-related events on the services we provide and timing effect of our large contacts, it is difficult to predict recurring trends for our T&D business.

Employees

        We seek to attract and retain highly qualified hourly employees by providing a superior work environment through our emphasis on safety, our high quality fleet of equipment, and our competitive compensation. The number of individuals we employ varies significantly throughout the year, typically with lower staffing levels at year end and through the winter months when fewer projects are active. The number of hourly employees fluctuates depending on the number and size of projects at any particular time. As of December 31, 2009, we had approximately 3,000 employees, consisting of approximately 500 salaried employees including executive officers, district managers, project managers, superintendents, estimators, office managers, and staff and clerical personnel, and approximately 2,500 hourly employees. Approximately 94% of our hourly-rated employees were members of the International Brotherhood of Electrical Workers ("IBEW"), AFL-CIO and are represented by approximately 90 local unions under agreements with generally uniform terms and varying expiration dates. We generally are not direct parties to such local agreements, but instead these agreements are entered into by and between the IBEW local and the National Electrical Contractors Association ("NECA"), of which we are a member. NECA negotiates the terms of these agreements on our behalf. On occasion we will also employ individuals who are members of other trade unions pursuant to multi-employer, multi-union project agreements.

Executive Officers

Name	Age	Position
William A. Koertner	60	Chairman, President and Chief Executive Officer
Gerald B. Engen, Jr.	59	Senior Vice President, Chief Legal Officer and Secretary
John A. Fluss	58	Group Vice President
William H. Green	66	Senior Vice President and Chief Operating Officer
Marco A. Martinez	44	Vice President, Chief Financial Officer and Treasurer
Richard S. Swartz, Jr.	46	Senior Vice President

        William A. Koertner has served as chairman since December 2007. Mr. Koertner joined us in 1998 as senior vice president, treasurer and chief financial officer and became our president and chief executive officer in December 2003. Prior to joining us, Mr. Koertner served as vice president at Central Illinois Public Service Company from 1989 until 1998.

        Gerald B. Engen, Jr. has served as senior vice president, chief legal officer and secretary since August 2009. Between November 2002 and August 2009, Mr. Engen served as vice president, chief legal officer and secretary. Mr. Engen joined us as an assistant general counsel in September 2000 from Wells, Love & Scoby, LLC, a law firm specializing in construction law.

        John A. Fluss joined us in 1973 and has served as group vice president since 2002. Mr. Fluss has held a number of positions during his 36 years of employment with us including vice president of line operations, district manager and district estimator.

        William H. Green has served as senior vice president and chief operating officer since December 2003. Prior to December 2003, Mr. Green served as a group vice president.

        Marco A. Martinez has served as vice president, chief financial officer and treasurer since December 2003. Mr. Martinez served as our director of finance from 2000 until December 2003. From 1997 until 2000, Mr. Martinez served as the controller for several of our operating subsidiaries.

        Richard S. Swartz, Jr. has served as senior vice president since August 2009. Mr. Swartz served as a group vice president from 2004 to 2009. Prior to becoming a group vice president, Mr. Swartz served as our vice president transmission & distribution central division from 2002 to 2004. Mr. Swartz has held a number of additional positions since he joined us in 1982, including project foreman, superintendent, project manager and district manager.

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

  •
  regional and general economic conditions and the current condition of the financial markets;

  •
  the budgetary spending patterns of customers;

  •
  variations in the margins of projects performed during any particular reporting period;

  •
  a change in the demand for our services and increased costs of performance of our services caused by severe weather conditions;

  •
  increases in design and construction costs that we are unable to pass through to our customers;

  •
  the termination or expiration of existing agreements;

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

We are unable to predict the impact of the current economic conditions in the financial markets and the resulting constraints in obtaining financing on our business and financial results.

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

        Additionally, the current economic conditions in the financial and credit markets have resulted in unprecedented levels of volatility and disruption on financial institutions, putting downward pressure on financial and other asset prices overall and on the credit availability for many issuers. Due to the current credit environment, it may be more difficult for us to obtain the necessary financing if needed and it is likely to be more difficult to refinance or restructure our existing debt if it becomes necessary or desirable to do so. Restrictions in the availability of credit could cause us to forgo otherwise attractive business opportunities and could require us to modify our business plan. We will continue to closely monitor our liquidity and the overall condition of the financial markets; however, we can give no assurance that we will be able to obtain such financing either on favorable terms or at all in the future.

The recent instability of the financial markets and adverse economic conditions could have a material adverse effect on the ability of our customers to perform their obligations to us.

        Due to the instability of the financial markets and other economic challenges currently affecting the global economy, our current or potential future customers may experience serious cash flow problems and as a result, may modify, delay, or cancel plans to purchase our services. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any inability of current and/or potential customers to pay us for our services may adversely affect our earnings and cash flows.

        There can be no assurance that the current economic conditions or further deterioration of economic conditions will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

Demand for our services is cyclical and vulnerable to industry downturns and regional and national downturns, which may be amplified by the current economic conditions.

        The demand for infrastructure construction and maintenance services from our customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the industries we serve as well as the United States economy in general. If the general level of economic activity remains below historic norms, or if the economic activity in the regions that we serve remains below historic norms, financing conditions for our industry could be adversely affected and our customers may delay commencement of work on, or cancel, new projects or maintenance activity on existing projects or may outsource less work to contractors such as us. A number of other factors, including financing conditions for the industry and customer financial conditions, could adversely affect our customers' ability or willingness to fund capital expenditures. As a result, demand for our services could decline substantially for extended periods, particularly during economic downturns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our industry is highly competitive.

        Our industry is served by numerous small, owner-operated private companies, a few public companies and several large national and regional companies. In addition, relatively few barriers prevent entry into the C&I market and the distribution market. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors in those areas. Competition in the industry depends on a number of factors, including price. Certain of our competitors, including our competitors in the transmission market, may have lower overhead cost structures and, therefore, may be able to provide their services at lower rates than ours. In addition, some of our competitors may have greater resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the markets we serve or maintain our customer base at current levels. We also may face competition from the in-house service organizations of our existing or prospective customers. Electric power providers often employ personnel to internally perform some of the same types of services we do. We cannot be certain that our existing or prospective customers will continue to outsource services in the future, and, if they bring certain projects in-house, it could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, increased spending on public projects funded by the ARRA may also encourage additional competitors to enter the markets that we serve, resulting in increased competition and lower gross margins.

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

        In addition, if our customers are constrained in their ability to obtain capital, it could reduce the number or size of projects available to us. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business and the failure to do so could have a material adverse effect on our financial condition, results of operations and cash flow.

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

        Many of our customers have the ability to cancel their contracts with us on short notice, typically 30 to 90 days, even if we are not in default under the contract. Certain of our customers assign work to us on a project-by-project basis under MSAs. Under these agreements, our customers often have no obligation to assign a specific amount of work to us. Our operations could decline significantly if the anticipated volume of work is not assigned to us. Many of our contracts, including our MSAs, are opened to public bid at the expiration of their terms. There can be no assurance that we will be the successful bidder on our existing contracts that come up for re-bid.

Backlog may not be realized or may not result in profits.

        Backlog is difficult to determine accurately and different companies within our industry may define backlog differently. Additionally, most contracts, including MSAs, may be terminated on short notice, typically 30 to 90 days. Reductions in backlog due to cancellation by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts in backlog. In the event of a project cancellation, we may be reimbursed for certain costs but we typically have no contractual right to the total revenues reflected in our backlog. Projects may remain in backlog for extended periods of time. The timing of contract awards and duration of large new contracts can significantly affect backlog reporting. Given these factors and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot assure you as to our customers' requirements or our estimates. An inability to realize revenue from our backlog could have a material adverse effect on our financial condition, results of operations and cash flows. See "Item 1. Business—Backlog" for a discussion on how we calculate backlog for our business.

The timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flow and financial results.

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

The Energy Act may not result in increased spending on electric power transmission infrastructure and the current economic conditions in the United States may lead to cancellations or delays of related projects.

        In August 2005, the United States government enacted the Energy Act to encourage increased spending by the power industry. Implementation of the Energy Act remains subject to considerable fiscal and regulatory uncertainty. The Energy Act may not streamline the process for siting and permitting new transmission projects or eliminate the barriers to new transmission investments. As a result, the Energy Act may not result in the anticipated increased spending on the electric power transmission infrastructure. Continued uncertainty regarding the new infrastructure investments and the implementation and impact of the Energy Act may result in less growth in demand for our services.

We may not benefit from the passage of the ARRA.

        In February 2009, the United States government enacted the ARRA for the purpose of stabilizing the United States economy through appropriations for various purposes, including investments in electricity delivery and energy reliability. While the ARRA includes appropriations of funds to be used for projects in which we could provide our services, we do not know whether we will benefit from the ARRA. We cannot predict, among other things, the size, location, type, or timing of the projects that will be funded by the ARRA. In 2009, we did not significantly benefit from any project that was substantially funded by the ARRA, and we may not recognize revenues from the ARRA for a few years, if at all.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously recognized profits.

        As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results from Operations—Critical Accounting Policies" and in the notes to our consolidated financial statements, a significant portion of our revenues is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is commonly used in the industry for fixed price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Penalties are recorded when known or finalized, which generally is during the latter stages of the contract. In addition, we record adjustments to estimated costs of contracts when we believe the change in estimate is probable and the amounts can be reasonably estimated. These adjustments could result in both increases and decreases in profit margins. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant and could have a material adverse effect on our financial condition, results of operations and cash flows.

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

        In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"), several estimates and assumptions are used by management in determining the reported amounts of assets and liabilities, revenues and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on U.S. GAAP. In some cases, these estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates may be used in our assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, insurance claims liabilities, valuation allowance on deferred taxes, forfeiture estimates relating to stock-based compensation, revenue recognition based upon percentage-of-completion accounting and provision for income taxes. From time-to-time, we may publicly provide earnings or other forms of guidance, which reflect our predictions about future revenue, operating costs and capital structure, among other factors. These predictions may be impacted by estimates, as well as other factors that are beyond our control and may not turn out to be correct. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

        Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk, and there can be no assurance that we will avoid significant liability exposure. Our business is subject to numerous safety risks, including electrocutions, fires, natural gas explosions, mechanical failures, weather-related incidents, transportation accidents and damage to equipment on which we work. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. We have suffered serious injuries and fatalities in the past and may suffer additional serious injuries and fatalities in the future. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities. In addition, we have in the past, and we may in the future, be subject to criminal penalties relating to occupational health and safety violations, which have resulted in and could in the future result in substantial costs and liabilities.

        Our customers seek to minimize safety risks on their sites and they frequently review the safety records of outside contractors during the bidding process. If our safety record were to substantially deteriorate, we might become ineligible to bid on certain work and our customers could cancel our contracts and not award us future business, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

        Given the current economic conditions, increases in energy costs and macro-economic challenges currently affecting the economy of the United States, some of our customers may not be successful in generating sufficient revenues or securing the necessary financing to satisfy amounts owed to us. The inability of current and future customers to pay us for the services we provide could have a material adverse effect on our financial condition, results of operations and cash flows.

We derive a significant portion of our revenues from a few customers, and the loss of one or more of these customers could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

        Our customer base is highly concentrated, with our top ten customers accounting for 55.0% of our revenue for the year ended December 31, 2009. Our largest customer accounted for 12.5% of our revenue for the year ended December 31, 2009. Our revenue could significantly decline if we lose one or more of our significant customers. In addition, revenues generated from contracts with significant customers may vary from period-to-period depending on the timing and volume of work ordered by such customers in a given period and as a result of competition from the in-house service organizations of our customers. Reduced demand for our services or a loss of a significant customer could have a material adverse effect on our financial condition, results of operations and cash flows.

A significant portion of our business depends on our ability to provide surety bonds, and we may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds.

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

        Current or future market conditions, including losses incurred in the construction industry and the decrease in lending activity, may have a negative effect on surety providers. These market conditions, as well as changes in our surety's assessment of our operating and financial risk, could also cause our surety providers to decline to issue or renew, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in our availability of bonding capacity, we may be unable to compete for or work on certain projects, and such interruption or reduction could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Work stoppages or other labor issues with our unionized workforce could adversely affect our business.

        As of December 31, 2009, approximately 94% of our field labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have a material adverse effect on our financial condition, results of operations and cash flows.

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

        During the year ended December 31, 2009, we were informed that several of the multi-employer pension plans to which our subsidiaries contribute have been labeled with a "critical" or "endangered" status as defined by the PPA. Although we are not currently aware of any potential significant liabilities to us as a result of these plans being classified as being in critical status, our future results could be impacted if we were to be subject to increased contributions under these plans.

Our business is labor intensive and we may be unable to attract and retain qualified employees.

        Our ability to maintain our productivity and our operating results will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced shortages of certain types of qualified personnel, such as engineers, project managers, field supervisors, and linemen. During periods with volumes of storm restoration services work, linemen are frequently recruited across geographic regions to satisfy demand. Many linemen are willing to travel to earn premium wages for such work, which from time-to-time makes it difficult for us to retain these workers for ongoing projects when storm conditions persist. The supply of experienced engineers, project managers, field supervisors, linemen and other skilled workers may not be sufficient to meet current or expected demand. The commencement of new, large-scale infrastructure projects or increased demand for infrastructure improvements as well as the aging utility workforce may further deplete the pool of skilled workers available to us, even if we are not awarded such projects. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses.

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

We require subcontractors to assist us in providing certain services, and we may be unable to retain the necessary subcontractors to complete certain projects.

        We use subcontractors to perform portions of our contracts and to manage workflow, particularly for design, engineering, procurement and some foundation work. Although we are not dependent upon any single subcontractor, general market conditions may limit the availability of subcontractors on which we rely to perform portions of our contracts, and this could have a material adverse effect on our financial condition, results of operations and cash flows.

Our business growth could outpace the capability of our internal infrastructure.

        Our internal infrastructure may not be adequate to support our operations as they expand. To the extent that we are unable to buy or build equipment necessary for a project, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis or to find alternative ways to perform the work without the benefit of equipment ideally suited for the job, which could increase the costs of completing the project. Furthermore, we may be unable to buy or rent the specialty equipment and tooling we require due to the limited number of manufacturers and distributors in the marketplace. We often bid for work knowing that we will have to rent equipment on a short-term basis, and we include our assumptions of market equipment rental rates into our bid. If market rates for rental equipment increase between the time of bid submission and project execution, our margins for the project may be reduced. In addition, our equipment requires continuous maintenance, which we generally provide through our own repair facilities. If we are unable to continue to maintain the equipment in our fleet, we may be forced to obtain additional third-party repair services at a higher cost or be unable to bid on contracts.

        Future growth also could impose additional responsibilities on members of our senior management. To the extent that we are unable to manage our growth effectively, we may not be able to expand our operations or execute our business plan.

Seasonal and other variations, including severe weather conditions, may cause significant fluctuations in our consolidated financial condition, results of operations and cash flows.

        Although our revenues are primarily driven by spending patterns in our customers' industries, our revenues and results of operations can be subject to seasonal variations, particularly in our T&D segment. These variations are influenced by weather, hours of daylight, customer spending patterns, available system outages from utilities, bidding seasons and holidays, and can have a significant impact on our gross margins. Our profitability may decrease during the winter months and during severe weather conditions because work performed during these periods may be restricted and more costly to complete. Additionally, our T&D customers often cannot remove their T&D lines from service during the summer months, when consumer demand for electricity is at its peak, delaying the demand for our maintenance and repair services. Working capital needs are also influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring when we increase outdoor construction in weather-affected regions of the country, and we convert working capital assets to cash during the winter months. Significant disruptions in our ability to perform services due to these seasonal variations could have a material adverse effect on our financial condition, results of operation and cash flows.

We are subject to risks associated with climate change.

        Climate change may create physical and financial risk. Physical risks from climate change could, among other things, include an increase in extreme weather events (such as floods or hurricanes), rising sea levels, decreased arability of farmland, and limitations on water availability and quality. Such extreme weather conditions may limit the availability of resources, driving up the costs of our projects, or may cause projects to be delayed or cancelled, which could have a material adverse effect on our financial condition, results of operation and cash flows.

        Additionally, legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation may also negatively impact our operations. The cost of additional regulatory requirements, such as taxes on greenhouse gases or additional environmental regulation, could impact the availability of goods and increase our costs. In June 2009, the American Clean Energy and Security Act of 2009 was passed in the U.S. House of Representatives. This bill includes many provisions that could potentially have a significant impact on our customers' operations including: proposed electric efficiency standards, revised transmission policies, and mandated investments in clean energy infrastructure and smart grid technology. While this bill may benefit us through new electric power transmission and renewable energy projects, it may have a negative effect by imposing additional cost constraints on our customers. The Environmental Protection Agency and other federal and state regulatory bodies have begun taking steps to regulate greenhouse gas emissions, including proposals that would establish greenhouse gas efficiency standards for light duty vehicles. While we do not currently have operations outside of the United States, international treaties or accords could also have an impact on our business to the extent they lead to future federal or state regulations. Compliance with any new laws or regulations regarding the reduction of greenhouse gases could result in significant changes to our operations and a significant increase in our cost of conducting business, which could have a material adverse effect on our financial condition, results of operation and cash flows.

Our failure to comply with environmental laws could result in significant liabilities.

        We are subject to numerous federal, state and local environmental laws and regulations governing our operations, including the use, transport and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which hazardous substances or wastes were discharged by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or otherwise use our properties in ways such as collateral for possible financing. We could also be held liable for significant penalties and damages under certain environmental laws and regulations, which could materially and adversely affect our business and results of operations. In addition, a part of our business is done in the southwestern United States, where we run a greater risk of fines, work stoppages or other sanctions for disturbing Native American artifacts and archeological sites.

        New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial condition and results of operations. In certain instances, we have obtained indemnification or covenants from third parties (including our predecessor owners or lessors) for some or all of such cleanup and other obligations and liabilities. However, such third-party indemnities or covenants may not cover all of our costs, and such unanticipated obligations or liabilities, or future obligations and liabilities, may have a material adverse effect on our financial condition, results of operations and cash flows.

Increases in the cost of certain materials and fuel could reduce our operating margins.

        Because we generally buy materials for our C&I projects, we are exposed to market risk of fluctuations in commodity prices of materials such as copper. Additionally, the price of fuel needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Most of our contracts do not allow us to adjust our pricing. Accordingly, any increase in material or fuel costs could have a material adverse effect on our financial condition, results of operation and cash flows.

We could incur liquidated damages or other damages if we do not complete our projects in the time allotted under the applicable contract, or we may be required to perform additional work if our services do not meet certain standards of quality.

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

If we fail to integrate future acquisitions successfully, our consolidated financial condition, results of operations and cash flows could be adversely affected.

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

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, our operating results and the value of our common stock.

        Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal control, over financial reporting our business, operating results and financial condition could be harmed. On an annual basis, we will furnish an assessment by our management on the design and operating effectiveness of our internal control over financial reporting with our annual report on Form 10-K, and our independent registered public accounting firm will issue an opinion on our internal control over financial reporting. During the course of the documentation and testing necessary to make our annual assessment, we may identify significant deficiencies or material weaknesses that we may be unable to remediate before the requisite deadline for those reports. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, this could have a material adverse effect on our ability to process and report financial information and the value of our common stock could significantly decline.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal executive offices are located at Three Continental Towers, 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008-4210, the lease term of which expires on June 30, 2012. In addition to our executive offices, our accounting and finance department, information technology department and certain legal personnel are also located at this facility. As of December 31, 2009, we owned 11 operating facilities and leased many other properties in various locations throughout our service territory. Most of our properties are used as offices or for fleet operations. We believe that our facilities are adequate for our current operating needs. We do not believe that any leased facility is material to our operations and, if necessary, we could obtain replacement facilities for our leased facilities. As discussed below under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results from Operations—Debt Instruments," many of these properties are subject to liens under our Credit Agreement dated August 31, 2007 (the "2007 Credit Agreement").

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

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock, par value $0.01, has been listed on The NASDAQ Global Market under the symbol "MYRG" since September 9, 2008. From August 12, 2008 until September 8, 2008, our common stock was listed on the OTC Bulletin Board under the same trading symbol. The initial opening trading price of our common stock on August 12, 2008 was $16.00 per share.

        The following table sets forth the high and low closing sales prices of our common stock per share, as reported by the OTC Bulletin Board and The NASDAQ Global Market, as applicable for each of the periods listed.

	High	Low
2008 Third Quarter (commencing August 12, 2008)	$16.60	$12.55
2008 Fourth Quarter	$12.80	$5.90
2009 First Quarter	$15.53	$10.00
2009 Second Quarter	$22.78	$13.96
2009 Third Quarter	$22.88	$17.03
2009 Fourth Quarter	$20.98	$15.61

Holders of Record

        As of March 12, 2010, we had 27 holders of record of our common stock

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

        The following graph compares, for the period from August 12, 2008 to December 31, 2009, the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Index (the "S&P 500 Index"), the Russell 2000 Index, and a peer group index selected by our management that includes fifteen publicly-traded companies within our industry (the "Peer Group"). The comparison assumes that $100 was invested on August 12, 2008 in our common stock, the S&P 500 Index, the Russell 2000 Index and the Peer Group, and further assumes any dividends were reinvested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

        The companies in the Peer Group were selected because they comprise a broad group of publicly-traded companies, each of which has some operations similar to ours. When taken as a whole, the Peer Group more closely resembles our total business than any individual company in the group. The Peer Group is composed of the following companies:

  •
  Ameron International Corporation

  •
  Astec Industries, Inc.

  •
  Michael Baker Corporation

  •
  Comfort Systems USA, Inc.

  •
  Dycom Industries, Inc.

  •
  EMCOR Group, Inc.

  •
  Granite Construction Incorporated

  •
  Insituform Technologies, Inc.

  •
  Integrated Electrical Services, Inc.

  •
  MasTec, Inc.

  •
  Matrix Service Company

  •
  Pike Holdings, Inc. (Pike Electric Company)

  •
  Quanta Services, Inc.

  •
  Tetra Tech, Inc.

  •
  TRC Companies, Inc.

 COMPARISON OF 16-MONTH CUMULATIVE TOTAL RETURN*
Among MYR Group Inc., The S&P 500 Index,
The Russell 2000 Index and The Peer Group

*
Assumes $100 invested on 8/12/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Measurement Period
	8/12/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09
MYR GROUP INC.	$100.00	$77.91	$61.54	$93.85	$124.43	$129.78	$111.20
S&P 500 INDEX	$100.00	$90.73	$70.82	$63.02	$73.06	$84.46	$89.56
RUSSELL 2000 INDEX	$100.00	$91.44	$67.56	$57.46	$69.34	$82.71	$85.92
PEER GROUP	$100.00	$83.17	$71.53	$65.20	$74.01	$74.04	$73.59

Item 6.    Selected Financial Data

        The following table sets forth certain summary consolidated financial information on a historical basis. The summary statement of operations and balance sheet data set forth below for the years ended December 31, 2007, 2008 and 2009 (Successor basis); and as of December 31, 2008 and 2009 (Successor basis), has been derived from our audited consolidated financial statements and footnotes thereto included elsewhere in this filing. The summary statement of operations and balance sheet data set forth below for the year ended December 31, 2005 (Predecessor basis), for the period from January 1, 2006 to November 30, 2006 (Predecessor basis); and for the period from December 1, 2006 to December 31, 2006 (Successor basis) have been derived from our audited consolidated financial statements not included in this filing. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Historical results are not necessarily indicative of the results we expect in the future and quarterly results are not necessarily indicative of the results of any future quarter or any full-year period. The information below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results from Operations" and the consolidated financial statements and notes thereto included in this annual report on Form 10-K.

	Predecessor(1)		Successor(1)
		For the period from January 1, 2006 to November 30,	For the period from December 1, 2006 to December 31,
	For the year ended December 31,			For the year ended December 31,
Statement of operations data: (in thousands, except share and per share data)
	2005	2006	2006	2007	2008	2009
Contract revenues	$508,700	$489,055	$46,202	$610,314	$616,107	$631,168
Contract costs	457,287	435,520	41,381	540,868	525,924	555,261

Gross profit	51,413	53,535	4,821	69,446	90,183	75,907
Selling, general and administrative expenses	37,438	37,754	3,126	45,585	50,622	48,467
Amortization of intangible assets	306	281	115	769	334	335
Gain on sale of property and equipment	(855)	(434)	(10)	(768)	(813)	(418)
Goodwill and other intangible impairment(2)	16,618	—	—	—	—	—
Offering related charges	—	—	—	26,513	—	—

Income (loss) from operations	(2,094)	15,934	1,590	(2,653)	40,040	27,523
Other income (expense):
Interest income	469	1,382	145	1,234	1,001	218
Interest expense	(18)	(299)	(41)	(1,694)	(1,701)	(852)
Other, net	(343)	(192)	(20)	(153)	(212)	(208)

Income (loss) before provision (benefit) for income taxes	(1,986)	16,825	1,674	(3,266)	39,128	26,681
Income tax expense (benefit)	6,624	6,807	741	(64)	15,495	9,446

Income (loss) from continuing operations, net	(8,610)	10,018	933	(3,202)	23,633	17,235

Discontinued operations
Discontinued operations (net of income tax expense of $328 in 2005)	492	—	—	—	—	—
Loss on sale of discontinued operations (net of income tax (benefit) of $(450) in 2005)	(1,356)	—	—	—	—	—

Loss from discontinued operations, net	(864)	—	—	—	—	—

Net income (loss)	$(9,474)	$10,018	$933	$(3,202)	$23,633	$17,235

	Predecessor(1)		Successor(1)
	For the year ended December 31,	For the period from January 1, 2006 to November 30,	For the period from December 1, 2006 to December 31,	For the year ended December 31,
(dollars in thousands)	2005	2006	2006	2007	2008	2009
Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.52)	$0.61	$0.06	$(0.19)	$1.20	$0.87
Income from discontinued operations	0.03	—	—	—	—	—
(Loss) on sale of discontinued operations	(0.08)	—	—	—	—	—

Net income (loss)	$(0.57)	$0.61	$0.06	$(0.19)	$1.20	$0.87

Diluted income (loss) per common share
Income (loss) from continuing operations	$(0.52)	$0.61	$0.06	$(0.19)	$1.14	$0.83
Income from discontinued operations	0.03	—	—	—	—	—
(Loss) on sale of discontinued operations	(0.08)	—	—	—	—	—

Net income (loss)	$(0.57)	$0.61	$0.06	$(0.19)	$1.14	$0.83

Weighted average number of common shares and potential common shares outstanding(3):
Basic	16,446,842	16,446,842	16,446,842	16,540,392	19,712,811	19,755,072
Diluted	16,446,842	16,446,842	16,446,842	16,540,392	20,706,953	20,702,383

	Predecessor(1)
		Successor(1)
	As of December 31,
		As of December 31,
Balance sheet data: (in thousands)	2005	2006	2007	2008	2009
Cash and cash equivalents	$28,937	$26,223	$34,547	$42,076	$37,576
Working capital(4)	54,664	41,636	52,126	62,073	72,815
Total assets	243,631	256,544	305,791	322,063	341,649
Long term debt(5)	—	—	30,000	30,000	30,000
Total liabilities	138,612	128,753	174,855	166,704	167,534
Stockholders' equity	$105,019	$127,791	$130,936	$155,359	$174,115

	Predecessor(1)		Successor(1)
	For the year ended December 31,	For the period from January 1, 2006 to November 30,	For the period from December 1, 2006 to December 31,	For the year ended December 31,
Other Data: (Unaudited) (in thousands)	2005	2006	2006	2007	2008	2009
EBITDA(6)	$1,586	$20,654	$2,690	$7,862	$50,974	$40,840
Backlog(7)	224,006	N/A	N/A	216,602	316,022	204,405
Capital expenditures	5,302	12,482	1,331	26,085	27,955	29,680
Depreciation and amortization(8)	4,887	4,912	1,120	10,668	11,146	13,525
Net cash flows provided by operating activities	21,408	15,600	6,331	16,693	38,779	23,911
Net cash flows used in investing activities	(780)	(11,984)	(1,319)	(26,022)	(26,059)	(28,932)
Net cash flows (used in) provided by financing activities	(4,387)	(6,342)	(5,000)	17,653	(5,191)	521

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

(3)
Basic and diluted income (loss) per common share data and our basic diluted weighted average number of common shares and potential common shares outstanding reflects the effect of the approximately 164.47 common shares for one common share stock split of our common stock completed on December 13, 2007. Diluted weighted average number of common shares and potential common shares outstanding includes the effect of dilutive securities assuming that such securities were exercised into common shares during the period presented. Potential common shares are not included when the inclusion of such shares would be anti-dilutive or if certain performance conditions were not met. For the year ended December 31, 2005, for the period from January 1, 2006 to November 30, 2006, and for the period from December 1, 2006 to December 31, 2006, potential common shares were not included as performance conditions of such shares had not been met. For the year ended December 31, 2007, potential common shares were not included as the inclusion of such shares would have been anti-dilutive due to the net loss from continuing operations recognized for the period.

(4)
Working capital represents total current assets less total current liabilities.

(5)
Long term debt represents the $30.0 million drawn under our term loan facility at December 31, 2007, 2008 and 2009, including current maturities.

(6)
EBITDA, a performance measure used by management, is defined as net income (loss) plus: interest income and expense, provision (benefit) for income taxes and depreciation and amortization, as shown in the table below. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from the presentation of, EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company's operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired.

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

        The following table provides a reconciliation of net income to EBITDA:

	Predecessor(1)		Successor(1)
	For the year ended December 31,	For the period from January 1, 2006 to November 30,	For the period from December 1, 2006 to December 31,	For the year ended December 31,
(dollars in thousands)	2005	2006	2006	2007	2008	2009
Net income (loss)	$(9,474)	$10,018	$933	$(3,202)	$23,633	$17,235
Interest expense (income), net	(451)	(1,083)	(104)	460	700	634
Provision (benefit) for income taxes	6,624	6,807	741	(64)	15,495	9,446
Depreciation and amortization(8)	4,887	4,912	1,120	10,668	11,146	13,525

EBITDA	$1,586	$20,654	$2,690	$7,862	$50,974	$40,840

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

  The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Predecessor(1)		Successor(1)
	For the year ended December 31,	For the period from January 1, 2006 to November 30,	For the period from December 1, 2006 to December 31,	For the year ended December 31,
(dollars in thousands)	2005	2006	2006	2007	2008	2009
EBITDA	$1,586	$20,654	$2,690	$7,862	$50,974	$40,840
Add/(subtract)
Interest income (expense), net	451	1,083	104	(460)	(700)	(634)
Benefit (provision) for income taxes	(6,624)	(6,807)	(741)	64	(15,495)	(9,446)
Depreciation and amortization	(4,887)	(4,912)	(1,120)	(10,668)	(11,146)	(13,525)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities	20,309	2,995	315	23,191	14,592	17,744
Changes in operating assets and liabilities	10,573	2,587	5,083	(3,296)	554	(11,068)

Net cash flows provided by operating activities	$21,408	$15,600	$6,331	$16,693	$38,779	$23,911

(7)
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

(8)
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

Overview

        We are a leading specialty contractor serving the electrical infrastructure market in the United States. We are one of the largest national contractors servicing the T&D sector of the United States electric utility industry. Our T&D customers include more than 125 electric utilities, cooperatives and municipalities. We provide a broad range of services which includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. We also provide C&I electrical contracting services to facility owners and general contractors in the western United States.

        Our overall revenues grew from $610.3 million in 2007 to $631.2 million in 2009, all of which was organic. During that same period, our EBITDA improved from $7.9 million in 2007 to $40.8 million in 2009 and net income improved from negative $3.2 million in 2007 to $17.2 million in 2009. EBITDA is not defined under U.S. GAAP and does not purport to be an alternative to net income as a measure of operating performance or to be an alternative to net cash flows provided by operating activities as a measure of liquidity. For a reconciliation of EBITDA to net income and a reconciliation of EBITDA to net cash flows provided by operating activities, refer to footnote 6 under "Item 6. Selected Financial Data."

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

        We derive our revenues from two reportable segments which we refer to as our T&D segment and our C&I segment:

        Transmission and Distribution.    We provide our T&D services to electric utilities and other similar entities. The services we provide include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems to electric utilities and other similar entities. As a result of several key industry trends, including increased attention to the inadequacy of the existing electric utility infrastructure as well as the impact of the passage of the Energy Act in 2005 and the ARRA in 2009, we expect the demand for transmission construction and maintenance services will increase, and it is also projected by the Edison Electric Institute ("EEI") to continue to grow in the future. An increase in capital spending on transmission infrastructure could represent a growth opportunity for our T&D business, as transmission construction, maintenance and repair has long been a core competency for us. Also, as part of our core competency, we have been successful in completing several large transmission turnkey EPC projects over the past five years. For the year ended December 31, 2007, our T&D revenues were approximately $434.5 million or 71.2% of our consolidated revenue. For the year ended December 31, 2008, our T&D revenues were approximately $446.9 million or 72.5% of our consolidated revenue. For the year ended December 31, 2009, our T&D revenues were approximately $468.8 million or 74.3% of our consolidated revenue. Revenues from transmission projects represented 64.9%, 62.9% and 75.1% of T&D segment revenue for the years ended December 31, 2007, 2008 and 2009, respectively.

        In our T&D segment, we generally serve the electric utility industry as a prime contractor. We have long-standing relationships with many of our T&D customers who rely on us to construct and maintain reliable electric and other utility infrastructure. Measured by revenues in our T&D segment, we provided 47.0%, 40.6% and 32.4% of our T&D services under fixed price contracts during the years ended December 31, 2007, 2008 and 2009, respectively. We also provide many services to our customers under multi-year MSAs and other variable service agreements. We focus on managing our profitability by selecting projects we believe will provide attractive margins. We achieve these margins by actively managing the costs of completing our projects, holding customers accountable for changes to contract specifications and rewarding our employees for keeping costs under budget.

        We also provide emergency restoration services in response to hurricane, ice or other storm related damage, which typically account for less than $25.0 million, or 4.5% of our annual consolidated revenues. In 2009, we recognized revenues from storm-related restoration services of approximately $15.6 million, or 2.5% of our annual consolidated revenues. However, in 2008, we recognized revenues of approximately $43.2 million, or 7.0% of our annual consolidated revenues, from storm related restoration services mainly due to significant hurricane activity in the Gulf Coast region (from Hurricanes Gustav and Ike) and ice storm activity in the Northeast region of the country.

        Commercial and Industrial.    Our C&I segment provides electrical contracting services for commercial and industrial construction in the western United States. We are focused on the Arizona and Colorado regional markets where we have achieved sufficient scale to deploy the level of resources necessary to achieve what we believe are leading market shares. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, casinos, arenas, convention centers, manufacturing plants, processing facilities and transportation control and management systems. For the year ended December 31, 2007, our C&I revenues were approximately $175.8 million or 28.8% of our consolidated revenue. For the year ended December 31, 2008, our C&I revenues were approximately $169.2 million or 27.5% of our consolidated revenue. For the year ended December 31, 2009, our C&I revenues were approximately $162.4 million or 25.7% of our consolidated revenue.

        In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry as well as to facility owners. We have a diverse customer base with many long-standing relationships. Measured by revenues in our C&I segment, we provided 55.2%, 44.9% and 35.8% of our services under fixed price contracts for the years ended December 31, 2007, 2008 and 2009, respectively.

        Our long-term incentive plan.    Our future financial results will reflect the appropriate accounting for the granting of stock-based compensation awards under our 2007 Long-Term Incentive Plan (the "LTIP"). For the years ended December 31, 2007, 2008 and 2009, we recognized total stock compensation expense related to stock-based awards granted under the LTIP of approximately $27,000, $918,000 and $923,000, respectively, based upon a weighted-average grant date fair value of approximately $6.87 per share, excluding the impact of expected forfeitures.

        As of December 31, 2009, there was approximately $1.8 million of total unrecognized compensation cost related to stock options granted under the LTIP. This cost is expected to be recognized over a weighted average vesting period of 1.98 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Business Drivers and Measures; Seasonality; Fluctuations of Results

        Our industry can be highly cyclical. As a result, our volume of business may be adversely affected by declines in new projects in various geographic regions in the United States. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, and regional economic conditions may also materially affect future results. Accordingly, our operating results in any particular period or year may not be indicative of the results that can be expected for any other period or for any other year. You should read "Outlook" and "Understanding Gross Margins" below for additional discussion of trends and challenges that may affect our financial condition and results of operations.

        Although our revenues are primarily driven by spending patterns in our customers' industries, our revenues, particularly those derived from our T&D segment, and results of operations can be subject to seasonal variations. These variations are influenced by weather, hours of daylight, customer spending patterns, available system outages from utilities, bidding seasons and holidays. During the winter months, demand for our work is generally lower due to inclement weather. During the summer months, the demand for our work may be affected by fewer available system outages during which we can perform electrical line service work, which is due to peak electrical demands caused by warmer weather conditions. During the spring and fall months, the demand for our work generally increases due to improved weather conditions; however, extended periods of rain can affect the deployment of our crews.

        We also provide storm restoration services to our T&D customers. These services tend to have a higher profit margin and normally offset some of the negative financial effects that severe weather can have on normal T&D operations, such as lost revenues in connection with weather-related delays in our construction, maintenance and repair work. However, storm restoration service work is highly unpredictable and can cause our results of operations to vary greatly from period to period.

        Our revenues and backlog will also fluctuate based on the timing of our large contract awards and actual construction activity. As a result of the positive and negative effects of weather-related events on the services we provide and periodic effect of our large contacts, it is difficult to predict recurring trends for our business.

Outlook

        MYR Group and many of our customers continue to operate in a challenging business environment. The effects of the financial downturn in late 2008 and 2009 are still being felt by many customers in both our T&D and C&I business segments. Many utilities have not been immune to the effects of the weak economy, as most have seen a loss of industrial and commercial loads on their systems. While there are some preliminary signs that the economic environment is improving, our end markets remain weak. We anticipate that the first half of 2010 will be particularly challenging. However, bidding activity appears to have recently stabilized, albeit at levels below those of 18 months ago and with increased competition, which could affect our margins and backlog. Customers in both of our business segments have adjusted their capital and maintenance spending programs in response to reduced economic activity in their end markets. This challenging market has put pressure on contract margins for electrical contractors, as all competitors try to find work to keep labor and equipment resources busy. Some larger transmission projects have been deferred due to reduced regional load forecasts, permitting problems and/or ongoing uncertainty in the financial markets. We do expect that certain other large projects will remain on schedule for bidding and may be awarded later in 2010.

While construction could begin late in 2010 on these projects, most of the work will likely be performed in 2011 and beyond.

        The ARRA, signed into law in February 2009, had little effect on our business in 2009. We anticipate some 2010 and 2011 projects may benefit from the ARRA stimulus spending and that further federal stimulus spending could boost T&D and C&I infrastructure spending over the next several years. We cannot be sure if and when federal stimulus spending might impact our business and financial results. We expect that during 2010, most construction projects will continue to be competitively bid, while the related construction will be dependent on regulatory approval, permitting, right-of-way acquisition, financing, engineering and material procurement.

        We continue to invest in equipment and manpower development in anticipation of increased T&D infrastructure spending across the United States. We have made investments in capital expenditures of approximately $28.0 and $29.7 million in 2008 and 2009, respectively, most of which was spent to prepare for the anticipated opportunities for our T&D business. Our C&I business is much less capital intensive. We anticipate that we will continue to invest in additional property and equipment, substantially through internal cash flows and cash on hand, with a focus on transmission-related equipment. Our investment strategy is based on our belief that transmission spending will increase over the next several years as electric utilities, cooperatives and municipalities make up for the lack of infrastructure spending in the past, combined with the overall need to integrate renewable generation into the electric power grid.

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

        Revenue Mix.    The mix of revenue derived from the industries we serve will impact gross margins. Changes in our customers' spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenue by industry served. Storm restoration services typically command higher profit margins than maintenance services. Seasonal and weather factors, as noted above, can impact the timing at which customers perform maintenance and repairs, which can cause a shift in the revenue mix. For example, during the period following Hurricanes Gustav and Ike in 2008, a portion of our resources were temporarily shifted to storm restoration services work away from maintenance and repair services, thereby resulting in higher gross margins.

        Service and Maintenance Compared to New Construction.    In general, new construction work has a higher gross margin than maintenance and repair work. New construction work is often obtained on a fixed price basis, which carries a higher risk than other types of pricing arrangements because a contractor bears the risk of increased expenses. As such, we generally bid fixed price contracts with higher profit margins built into our bids. We typically derive approximately 13.0 to 25.0% of our revenue from maintenance and repair work, which is performed under pre-established or negotiated prices or cost-plus pricing arrangements, which generally allow us a set margin above our costs. Thus, the mix between new construction work, at fixed price, and maintenance and repair work, at cost-plus, in a given period will impact gross margin in that period.

        Subcontract Work.    We generally experience lower gross margins when we subcontract portions of our work because we typically mark up subcontractor costs less than our own labor and equipment costs. Over the last three years, we have subcontracted approximately 8.0 to 17.0% of our work to other service providers.

        Materials versus Labor.    Margins may be lower on projects on which we furnish materials because we are not able to mark up materials as much as labor and equipment costs. In a given period, a higher percentage of work that has a higher materials component may decrease overall gross margin.

        Insurance.    Gross margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of December 31, 2009, we carried insurance policies for the following, which were subject to certain deductibles: workers' compensation, general liability and automobile liability. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. The determination of such estimated losses and their appropriateness are reviewed by management and updated at least quarterly.

        Project Bonding Requirements.    Approximately 31.9%, 22.2% and 37.2% of our business by revenue for the years ended December 31, 2007, 2008 and 2009 respectively, required surety bonds or other means of financial assurance to secure contractual performance. If we fail to perform or pay subcontractors and vendors, the customer may demand that the surety provide services or make payments under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the bonds. As of December 31, 2009, the total amount of bonded backlog was approximately $80.0 million, which represented 39.2% of our backlog at that time.

        Estimation, Fleet Utilization and Bidding.    We operate a centrally-managed fleet in an effort to achieve the highest equipment utilization. We also develop internal equipment rates to reflect our true equipment costs, which in turn, provide our business units with appropriate cost information to estimate bids for new projects more accurately. Availability of equipment for a particular contract is determined by our internal fleet ordering process which is designed to optimize the use of internal fleet assets and allocate equipment costs to individual contracts. We believe these processes allow us to utilize our equipment efficiently, which leads to improved gross margins. We also believe our teams of trained estimators help us to determine potential costs and revenues and make informed decisions on whether to bid for a project and, if bid, the rates to use in making that bid. The ability to accurately estimate labor needs and material costs in connection with a new project can also lead to improved gross margins.

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

Consolidated Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2009

        Revenues.    Revenues increased $15.1 million, or 2.4%, from $616.1 million for the year ended December 31, 2008 to $631.2 million for the year ended December 31, 2009. The increase in revenues was mostly due to increased activity from a few large T&D projects (contracts with values greater than $10.0 million) during the year ended December 31, 2009. The increase in revenues was partially offset by (1) a reduction in revenues from smaller T&D projects (less than $3.0 million in contract value) that were in production during 2009 as compared to 2008; (2) a reduction in revenues from storm restoration services, given that 2008 included an unusually large level of such activity; and (3) a reduction in revenues in the C&I segment from 2008 to 2009.

        Gross profit.    Gross profit decreased $14.3 million, or 15.8%, from $90.2 million for the year ended December 31, 2008 to $75.9 million for the year ended December 31, 2009. As a percentage of overall revenues, gross margin decreased from 14.6% for the year ended December 31, 2008 to 12.0% for the year ended December 31, 2009. The higher gross profit during 2008 compared to 2009 was mainly attributable to a significantly greater volume of activity in storm restoration services (work which typically carries a higher margin) during 2008, which resulted in incremental gross profit of approximately $6.1 million for the 2008 period. Additionally, during the 2008 period, we experienced strong performance and increased margins on a few large contracts that resulted in approximately $6.2 million in incremental gross profit. These large projects in 2008 were not fully replaced by projects with similar margins during the year ended December 31, 2009. Furthermore, during the 2009 period, we experienced competitive market pressures in both segments of our business, which have resulted in lower overall margins, and an increase in the estimated costs to complete certain contracts that resulted in a reduction to gross margin of approximately $5.5 million.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased approximately $2.2 million, or 4.3%, from $50.6 million for the year ended December 31, 2008 to $48.5 million for the year ended December 31, 2009. The decrease related primarily to a decrease in profit sharing and other incentive compensation accruals offset by annual salary increases and other incremental employee benefit costs. As a percentage of revenues, these expenses decreased from 8.2% for the year ended December 31, 2008 to 7.7% for the year ended December 31, 2009.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment decreased $0.4 million from $0.8 million for the year ended December 31, 2008 to $0.4 million for the year ended December 31, 2009. Gains from the sale of property and equipment are the result of routine sales of property and equipment that are no longer useful or valuable to our ongoing operations.

        Interest income.    Interest income decreased $0.8 million from $1.0 million for the year ended December 31, 2008 to $0.2 million for the year ended December 31, 2009 due to the overall decrease in interest rates earned on our cash balance.

        Interest expense.    Interest expense decreased $0.8 million from $1.7 million for the year ended December 31, 2008 to $0.9 million for the year ended December 31, 2009 due to the overall decrease in the interest rates applied to our outstanding borrowings.

        Provision for income taxes.    The provision for income taxes was $15.5 million for the year ended December 31, 2008, with an effective tax rate of 39.6%, compared to a provision of $9.4 million for the year ended December 31, 2009, with an effective tax rate of 35.4%. The decrease in our overall effective tax rate for the year ended December 31, 2009, is mainly due to the following discrete tax adjustment items: (1) the recognition of approximately $0.3 million in increased state tax benefits upon the completion of our 2008 state tax returns, (2) the tax benefit of $0.2 million related to the non-taxable treatment of a $0.5 million refund that was received in August 2009 from the government for a contested fine, and (3) the reduction in our accrual for unrecognized tax benefits of approximately $0.4 million related to the lapse in statute of limitations.

        Net income (loss).    Net income in 2008 was $23.6 million compared to net income in 2009 of $17.2 million.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	Year Ended December 31,
	2008		2009
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$446,867	72.5%	$468,744	74.3%
Commercial & Industrial	169,240	27.5	162,424	25.7

Total	$616,107	100.0	$631,168	100.0

Operating income (loss):
Transmission & Distribution	$46,232	10.3	$37,961	8.1
Commercial & Industrial	16,672	9.9	11,609	7.1

Total	62,904	10.2	49,570	7.9

Corporate	(22,864)	(3.7)	(22,047)	(3.5)

Consolidated	$40,040	6.5%	$27,523	4.4%

Transmission & Distribution

        Net sales for our T&D segment for the year ended December 31, 2008 were $446.9 million compared to $468.8 million for the year ended December 31, 2009, an increase of $21.9 million or 4.9%. The increase in the revenues was the result of a significant increase in revenues from a few large transmission projects (contracts with values greater than $10.0 million) partially offset by (1) a reduction in revenues from smaller distribution projects (less than $3.0 million in contract value) that were in production during the year ended December 31, 2009 as compared to the same period in 2008; and (2) a significant reduction in revenues from storm restoration services during 2009 as compared to 2008, given that the 2008 period included an unusually large level of such activity.

        Operating income for our T&D segment for the year ended December 31, 2008 was $46.2 million compared to $38.0 million for the year ended December 31, 2009, a decrease of approximately $8.3 million, or 17.9%. As a percentage of revenues, operating income for our T&D segment decreased from 10.3% for the year ended December 31, 2008 to 8.1% for the year ended December 31, 2009. The higher operating income in the T&D segment during the year ended December 31, 2008 compared to the same period in 2009 was mainly attributable to a significantly greater volume of activity in storm restoration services (work which typically carries a higher margin) during 2008, which resulted in incremental gross profit of approximately $6.1 million for the 2008 period. Additionally, during the 2008 period, we experienced strong performance and increased margins on a few large contracts that resulted in approximately $3.4 million in incremental gross profit. Furthermore, during the 2009 period, we experienced an increase in our estimated costs to complete certain contracts that resulted in a reduction to gross margin of approximately $4.5 million. These decreases in gross profit for the period were partially offset by the recognition of approximately $2.3 million in incremental gross profit on a few large transmission projects that were substantially completed as of December 31, 2009.

Commercial & Industrial

        Net sales for our C&I segment for the year ended December 31, 2008 were $169.2 million compared to $162.4 million for the year ended December 31, 2009, a decrease of $6.8 million or 4.0%. The decrease in revenues was due to the fact that fewer major projects were in production during 2009 as compared to 2008, which was caused by pressures from overall economic conditions and an increase in competitive bidding in the C&I markets that we serve.

        Operating income for our C&I segment for the year ended December 31, 2008 was $16.7 million compared to $11.6 million for the year ended December 31, 2009, a decrease of $5.1 million, or 30.4%. As a percentage of revenues, operating income for our C&I segment decreased from 9.9% for the year ended December 31, 2008 to 7.1% for the year ended December 31, 2009. The decrease in operating income in our C&I segment was due mainly to a significant reduction in average contract margins year over year. The reduction in average contract margins is due to the overall margin pressures that we have experienced as a result of the current economic environment. During the 2008 period, we experienced an overall better mix of higher margin projects and cost efficiencies, which specifically resulted in approximately $2.8 million of incremental gross profits on a few large contracts. Additionally, during the 2009 period, we experienced an increase in the estimated costs to complete certain contracts that resulted in a reduction to gross margin of approximately $1.0 million.

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

        Gain on sale of property and equipment.    Gains from the sale of property and equipment remained constant at $0.8 million for the years ended December 31, 2007 and 2008. Gains from the sale of property and equipment are the result of routine sales of property and equipment that are no longer useful or valuable to our ongoing operations.

        Offering related charges.    Offering related charges of $26.5 million for the year ended December 31, 2007, represent expenses incurred by us as a result of the 2007 Private Placement. These expenses included: (1) the non-cash compensation charge of $14.5 million related to the accelerated vesting of options granted under our previous stock incentive plan, (2) the non-cash compensation charge of $4.0 million related to the reclassification of management shares subject to redemption from liability to equity, (3) the discretionary bonus of $1.2 million authorized following the 2007 Private Placement, related to the income tax burden associated with the purchase of shares by management in July 2007, (4) a compensation charge of $1.5 million related to the potential severance payments to our executive officers under employment agreements entered into in connection with the offering, (5) the compensation charge of $3.0 million related to the transaction bonus payments that we paid to certain named executive officers and employees, and (6) certain pre-offering preparation expenses of $2.3 million related to the preparation of historical financial statements and related disclosures required for the 2007 Private Placement. Pre-offering preparation expenses included periodic operating costs such as accounting and tax services, valuation services, and accounting and legal support services.

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

Liquidity and Capital Resources

        As of December 31, 2009, we had cash and cash equivalents of $37.6 million, positive working capital of $72.8 million and long-term liabilities in the amount of $46.8 million, which consisted of the long-term portion of our term loan facility, deferred income taxes and deferred compensation obligations. We also had $15.0 million of letter of credit outstanding under the 2007 Credit Agreement. During the year ended December 31, 2009, consolidated operating activities of our business resulted in net cash flow from operations of $23.9 million compared to $38.8 million for the year ended December 31, 2008. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide our customers. We used net cash in investing activities of $28.9 million, including $29.7 million used for capital expenditures, offset by approximately $0.8 million of proceeds from the sale of property and equipment. We generated net cash from financing activities of $0.5 million, resulting primarily from net cash received from the exercise of stock options and the related tax benefits.

        We anticipate that our cash and cash equivalents on hand, our $60.0 million borrowing availability under the 2007 Credit Agreement, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures. We expect that our capital spending in 2010 will be reasonably consistent with our 2009 capital spending. Although we believe that we have adequate cash and availability under our credit facility to meet these needs, our involvement in any large-scale initiatives to rebuild the United States electric power grid may require additional working capital, depending upon the size and duration of the project and the financial terms of the underlying agreement.

Debt Instruments

        On August 31, 2007, we entered into the 2007 Credit Agreement, a $125.0 million senior secured credit facility, which provides for a $75.0 million revolving credit line (which may be increased or decreased in accordance with the terms of the related credit agreement) and a $50.0 million term loan facility. At our option, borrowings under the 2007 Credit Agreement bear interest at either (1) the greater of a prime rate or the federal funds rate plus a spread based upon our leverage ratio or (2) an adjusted London Interbank Offered Rate ("LIBOR") plus a spread based upon our leverage ratio. We had $30.0 million of borrowings outstanding accruing interest at 1.25% (which is equal to an adjusted one-month LIBOR plus a spread of 1.0%) at December 31, 2009. As of December 31, 2009, we had a $15.0 million letter of credit outstanding, which reduced our borrowing capacity under the revolving credit line. The 2007 Credit Agreement expires on August 31, 2012. We had $60.0 million available under the 2007 Credit Agreement as of December 31, 2009.

        The terms of the 2007 Credit Agreement require, among other things, that we adhere to a maximum leverage ratio and maintain a minimum EBITDA-based interest coverage ratio, both calculations of which are defined under the 2007 Credit Agreement, as amended April 21, 2008, and determined on a rolling four consecutive quarter basis. The EBITDA-based interest coverage ratio covenant requires us to have a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. We are also not permitted to have a maximum leverage ratio of greater than 3.0 to 1.0. As of December 31, 2009, our interest coverage ratio was in excess of 48.0 to 1.0 and our leverage ratio was less than 1.0 to 1.0, both within the required covenant levels permitted under the 2007 Credit Agreement.

        The 2007 Credit Agreement also includes other specific limits or restrictions on additional indebtedness, liens and capital expenditure activity. Our obligations under the 2007 Credit Agreement are secured by a lien on all of our property (including the capital stock of our subsidiaries) other than our real property and fixtures and any property subject to a certificate of title, a lease or a similar interest. As of December 31, 2009, we were in compliance with all applicable debt covenants.

Off-Balance Sheet Arrangements

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

        We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of December 31, 2009, the maximum guaranteed residual value was approximately $1.5 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

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

        As of December 31, 2009, we had a $15.0 million letter of credit outstanding under the 2007 Credit Agreement primarily to secure obligations under our casualty insurance program.

Surety Bonds

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, with the consent of our lenders under the 2007 Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the 2007 Credit Agreement. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2009, an aggregate of approximately $410.8 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $73.2 million as of December 31, 2009.

Contractual Obligations

        As of December 31, 2009, our future contractual obligations are as follows (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter	Other
Long term debt obligations	$30,000	$—	$—	$30,000	$—	$—	$—	$—
Operating lease obligations	17,632	8,392	5,278	3,021	923	18	—	—
Capital lease obligations	44	44	—	—	—	—	—	—
Purchase commitments	2,000	2,000	—	—	—	—	—	—
Income tax contingencies	836	—	—	—	—	—	—	836

Total	$50,512	$10,436	$5,278	$33,021	$923	$18	$—	$836

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

Concentration of Credit Risk

        We grant credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2009, two customers individually exceeded 10.0% of consolidated accounts receivable with an aggregate of approximately 30.0% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). No customer accounted for more than 12.5% of revenues for the years ended December 31, 2007, 2008 and 2009. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

        Borrowings under the 2007 Credit Facility are based upon an interest rate that will vary depending upon the prime rate, the federal funds rate and LIBOR. If we borrow additional amounts under the 2007 Credit Facility, the interest rate on those borrowings will also be variable. If the prime rate, the federal funds rate or LIBOR rise, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. As of December 31, 2009, we had $30.0 million of borrowings outstanding under the 2007 Credit Facility. The 2007 Credit Agreement currently accrues annual interest at one-month LIBOR rates in effect at each month-end plus a spread of 1.00%, based upon our current leverage ratio, as defined in the credit agreement governing the 2007 Credit Facility. A 0.125% increase or decrease in the interest rate would have the effect of changing our interest expense by $37,500 per annum.

Inflation

        Inflation did not have a significant effect on our results during the years ended December 31, 2007, 2008 and 2009.

New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued revised accounting guidance to establish one single source of authoritative U.S. GAAP, which is referred to as the FASB Accounting Standards Codification ("ASC"). This standard is to be applied by nongovernmental entities, but it is not intended to change the existing accounting for public companies. The new guidance is effective for interim and annual reporting periods ending after September 15, 2009. We adopted this standard during the third quarter of 2009 and have modified all applicable U.S. GAAP references to the ASC accordingly.

        In December 2007, the FASB issued an accounting standard that required an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value of the assets and liabilities involved, with limited exceptions. According to ASC Topic 805, Business Combinations, this new standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard on January 1, 2009 did not have an impact on our consolidated financial condition, results of operations or cash flows.

        Also, in December 2007, the FASB issued an accounting standard that established new accounting and reporting guidance for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this standard required the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity, as outlined in ASC Topic 810, Consolidation. This new standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this standard on January 1, 2009 did not have any impact on our consolidated financial condition, results of operations or cash flows.

        Additionally, in December 2007, the SEC published Staff Accounting Bulletin No. 110 ("SAB No. 110"). SAB No. 110 expresses the views of the SEC staff regarding the use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). In particular, the SEC staff indicated in SAB No. 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of the expected term. The SEC staff stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. However, in SAB No. 110, the SEC staff stated that it would accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The adoption of SAB No. 110 did not have any impact on our consolidated financial condition, results of operations and cash flows.

        In February 2008, the FASB issued a modification to the existing fair value accounting standard, as outlined in ASC 820. This modification deferred the effective date of certain fair value measurement provisions outlined in the existing standard to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities. The adoption of this standard modification on January 1, 2009 did not have an impact on our consolidated financial condition, results of operations or cash flows.

        In April 2008, the FASB issued a new accounting standard intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This standard, as outlined in ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350"), became effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of this standard on January 1, 2009 did not have an impact on our consolidated financial condition, results of operations or cash flows.

        In April 2009, the FASB issued another modification to ASC 820. This modification provided additional guidance for estimating fair value when certain circumstances exist where the volume and level of activity for an asset or liability have significantly decreased. It also included guidance on identifying circumstances that would indicate when a transaction is not orderly. This standard modification became effective for fiscal years and interim periods ending after June 15, 2009. The adoption of this standard modification did not have an impact on our consolidated financial condition, results of operations or cash flows.

        Also in April 2009, the FASB issued a modification to an existing accounting standard, as outlined in ASC Topic 825, Financial Instruments, which extended the existing fair value disclosure requirements of financial instruments to interim financial statements of publicly traded companies. This standard modification became effective for interim periods ending after June 15, 2009. Although the adoption of this standard modification did not have an impact on our consolidated financial condition, results of operations or cash flows, there were impacts to our interim financial statement disclosures.

        In May 2009, the FASB issued an accounting standard which established general guidelines of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This standard, as described in ASC Topic 855, Subsequent Events, requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This standard became effective for fiscal years and interim periods ending after June 15, 2009. Although, the adoption of this standard did not have an impact on our consolidated financial condition, results of operations or cash flows, there were impacts to our financial statement disclosures.

        In August 2009, the FASB issued an accounting standard update to ASC 820 which provides additional guidance on the fair value measurement of liabilities. This update provides clarification on how an entity should measure fair value of a liability when a quoted price in an active market is not available for an identical liability. This update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this update on October 1, 2009 did not have a material impact on our consolidated financial condition, results of operations or cash flows.

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

        Revenue Recognition.    We recognize revenue under long-term contracts using the percentage-of-completion method prescribed in ASC Topic 605, Revenue Recognition. Under this method, revenue is recognized based on the percentage of costs incurred to date to total estimated costs for each contract. Provisions for the total estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, weather and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined. Delays in construction due to weather or job performance can result in changes in estimates for the percentage-of-completion calculations.

        Allowance for Doubtful Accounts.    We do not charge interest to our customers, and we carry our customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contracts and acceptance by the customer. Based on our experience in recent years, the majority of these balances at each balance sheet date are collected within twelve months. We grant credit, on a non-collateralized basis, with the exception of lien rights against the property in certain cases, to our customers, and we are subject to potential credit risk related to changes in business and overall economic activity. On a periodic basis, we analyze specific accounts receivable balances, historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the event that a customer balance is deemed to be uncollectible the account balance is written-off against the allowance for doubtful accounts.

        Impairment of Goodwill, Intangibles and Long-Lived Assets.    ASC 350 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized but, instead, must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. ASC 350 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate or a loss of key customers or personnel. Absent any such impairment indicator, we perform our impairment tests annually at the beginning of the fourth quarter.

        ASC 350 requires that management make certain estimates and assumption in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. We believe our assumptions used in discounting future cash flows are appropriate. However, if our current estimates of projected cash flow for our T&D and C&I operating segments had been approximately 41% and 27% lower, respectively, the fair value of the reporting unit would have been lower than the carrying value thus requiring us to perform an impairment test to determine the "implied value" of goodwill. The excess of the carrying value of goodwill over the "implied value" of goodwill would need to be written down for impairment.

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

        Income Taxes.    We follow the liability method accounting for income taxes in accordance with ASC Topic 740, Income Taxes. Under this method, deferred assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled.

        We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain and we maintain an allowance for tax contingencies that we believe is adequate. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, we may not realize deferred tax assets to the extent we have estimated. At December 31, 2008 and 2009, we did not have any valuation allowances established for deferred tax assets as future realization is deemed more likely than not.

        Stock-Based Compensation.    We account for stock-based compensation in accordance with ASC 718. ASC 718 requires the measurement of compensation for stock-based awards based on the estimated fair values at the grant date for equity classified awards and the recognition of the related compensation expense over the appropriate vesting period and, for liability classified awards, based on the fair value of the award at each period until settled. Recognition of compensation expense for liability awards is based upon changes in fair value and is prorated over the appropriate vesting period subject, if applicable, to performance conditions. Under ASC 718, compensation expense is based, among other things, on (i) the classification of an award as either an equity or a liability award, (ii) assumptions relating to fair value measurement such as the value of the Company's stock and volatility, the expected term of the award and forfeiture rates, and (iii) whether performance criteria, if any, have been met. The Company uses both internal and external data to assess compensation expense. Changes in these estimates based on factors such as market volatility or employee behavior, such as terminations or exercise of awards, could significantly impact stock based compensation expense in the future.

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

        Also in 2007, the management stockholders agreement was amended to eliminate the 8% annual rate of return provision, as well as the Company's obligation to repurchase the shares outstanding. As a result of the amendment, the Company adjusted the liability related to management shares subject to redemption to stockholders' equity in the consolidated balance sheet. This adjustment was treated as a modification of an award under ASC 718, whereby the Company changed the consideration of the management shares subject to redemption from a liability-classified award to an equity-classified award. The Company recognized compensation expense for the increase in fair value of the modified award of approximately $4.0 million over the recorded redemption liability amount immediately prior to the modification and reclassified the amount to stockholders' equity. The fair value of the shares after modification was based upon the $13 per share value of the Company's stock at that date, less a 5% liquidity discount for the shares. For further information, refer to Note 13 to our Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        As of December 31, 2009, we were not parties to any derivative instruments. We did not use any material derivative financial instruments during the years ended December 31, 2007, 2008 and 2009, including trading or speculation on changes in interest rates, or commodity prices of materials used in our business.

        We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2009, two customers individually exceeded 10.0% of consolidated accounts receivable with an aggregate of approximately 30.0% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). No customer accounted for more than 12.5% of our consolidated revenues for the years ended December 31, 2007, 2008 or 2009. Management believes the terms and conditions in its contracts and its billing and collection policies are adequate to minimize the potential credit risk.

        Borrowings under the 2007 Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If we borrow additional amounts under the 2007 Credit Agreement, the interest rate on those borrowings will also be variable. If the prime rate, federal funds rate or LIBOR rise, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. As of December 31, 2009, we had $30 million of borrowings outstanding under the 2007 Credit Agreement. The 2007 Credit Agreement currently accrues annual interest at one-month LIBOR rates in effect at each month end plus a spread of 1.00%, based upon our current leverage ratio, as defined in the credit agreement governing the 2007 Credit Agreement. A 0.125% increase or decrease in the interest rate would have the effect of changing our interest expense by $37,500 per annum.

Item 8.    Financial Statements and Supplementary Data.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurances and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        The effectiveness of MYR Group Inc.'s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

 Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc.

        We have audited the accompanying consolidated balance sheet of MYR Group Inc. as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MYR Group Inc. at December 31, 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MYR Group Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 15, 2010

 Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc.

        We have audited MYR Group Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MYR Group Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, MYR Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of MYR Group Inc. as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2009 of MYR Group Inc. and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 15, 2010

 Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc.

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of MYR Group Inc. and Subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 11, 2009

MYR Group Inc.

Consolidated Balance Sheets

As of December 31, 2008 and 2009

(in thousands, except share data)	2008	2009
ASSETS
Current assets
Cash and cash equivalents	$42,076	$37,576
Accounts receivable, net of allowances of $1,845 and $1,114, respectively	94,048	100,652
Costs and estimated earnings in excess of billings on uncompleted contracts	25,821	30,740
Deferred income tax assets	10,621	10,186
Receivable for insurance claims in excess of deductibles	8,968	8,082
Refundable income taxes	145	3,036
Other current assets	3,731	3,308

Total current assets	185,410	193,580
Property and equipment, net of accumulated depreciation of $21,158 and $33,566, respectively	75,873	88,032
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $1,218 and $1,553, respectively	11,874	11,539
Other assets	2,307	1,899

Total assets	$322,063	$341,649

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$30,187	$39,880
Billings in excess of costs and estimated earnings on uncompleted contracts	32,698	25,663
Accrued self insurance	32,881	33,100
Other current liabilities	27,571	22,122

Total current liabilities	123,337	120,765
Long term debt, net of current maturities	30,000	30,000
Deferred income tax liabilities	12,429	15,870
Other liabilities	938	899

Total liabilities	166,704	167,534

Commitments and contingencies
Stockholders' equity
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2008 and 2009	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 19,712,811 and 19,807,421 shares issued and outstanding at December 31, 2008 and 2009, respectively	197	198
Additional paid-in capital	141,159	142,679
Retained earnings	14,003	31,238

Total stockholders' equity	155,359	174,115

Total liabilities and stockholders' equity	$322,063	$341,649

The accompanying notes are an integral part of these consolidated financial statements.

MYR Group Inc.

Consolidated Statements of Operations

For the years ended December 31, 2007, 2008 and 2009

	Year ended December 31,
(in thousands, except share and per share data)	2007	2008	2009
Contract revenues	$610,314	$616,107	$631,168
Contract costs	540,868	525,924	555,261

Gross profit	69,446	90,183	75,907
Selling, general and administrative expenses	45,585	50,622	48,467
Amortization of intangible assets	769	334	335
Gain on sale of property and equipment	(768)	(813)	(418)
Offering related charges	26,513	—	—

Income (loss) from operations	(2,653)	40,040	27,523
Other income (expense):
Interest income	1,234	1,001	218
Interest expense	(1,694)	(1,701)	(852)
Other, net	(153)	(212)	(208)

Income (loss) before provision (benefit) for income taxes	(3,266)	39,128	26,681
Income tax expense (benefit)	(64)	15,495	9,446

Net income (loss)	$(3,202)	$23,633	$17,235

Income (loss) per common share:
—Basic	$(0.19)	$1.20	$0.87
—Diluted	$(0.19)	$1.14	$0.83
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,540,392	19,712,811	19,755,072
—Diluted	16,540,392	20,706,953	20,702,383

The accompanying notes are an integral part of these consolidated financial statements.

MYR Group Inc.

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2007, 2008 and 2009

(in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
Balance at December 31, 2006	$—	$162	$126,696	$933	$—	$127,791
Net loss	—	—	—	(3,202)	—	(3,202)
Cash dividend/distribution from equity	—	—	(41,010)	(7,361)	—	(48,371)
Purchase by management from ArcLight of common shares subject to redemption	—	(3)	(2,030)	—	—	(2,033)
Costs incurred on behalf of the Company by ArcLight	—	—	395	—	—	395
Issuance of common stock	—	178	214,783	—	—	214,961
Equity financing costs	—	—	(3,800)	—	—	(3,800)
Adjustment related to the common shares subject to redemption liability-to-equity modification	—	5	6,571	—	—	6,576
Purchase of treasury stock	—	—	—	—	(175,508)	(175,508)
Stock-based compensation expense related to awards	—	—	14,560	—	—	14,560
Employee stock option transactions	—	—	(433)	—	—	(433)

Balance at December 31, 2007	—	342	315,732	(9,630)	(175,508)	130,936
Net income	—	—	—	23,633	—	23,633
Retirement of outstanding treasury stock	—	(145)	(175,363)	—	175,508	—
Additional equity financing costs	—	—	(130)	—	—	(130)
Stock-based compensation expense related to awards	—	—	918	—	—	918
Payment received on note from stockholder	—	—	2	—	—	2

Balance at December 31, 2008	—	197	141,159	14,003	—	155,359
Net income	—	—	—	17,235	—	17,235
Employee stock option transactions	—	1	350	—	—	351
Excess tax benefit from stock-based awards	—	—	247	—	—	247
Stock-based compensation expense related to awards	—	—	923	—	—	923

Balance at December 31, 2009	$—	$198	$142,679	$31,238	$—	$174,115

The accompanying notes are an integral part of these consolidated financial statements.

MYR Group Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2007, 2008 and 2009

	Year ended December 31,
(in thousands)	2007	2008	2009
Cash flows from operating activities:
Net income (loss)	$(3,202)	$23,633	$17,235
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities—
Depreciation and amortization of property and equipment	9,899	10,812	13,190
Amortization of intangible assets	769	334	335
Stock-based compensation expense	14,560	918	923
Excess tax benefit from stock-based awards	—	—	(247)
Adjustment related to the common shares subject to redemption liability-to-equity modification	4,039	—	—
Deferred income taxes	(6,026)	3,256	3,876
Gain on sale of property and equipment	(768)	(813)	(418)
Other non-cash items	718	85	85
Changes in operating assets and liabilities
Accounts receivable, net	(23,560)	5,522	(6,604)
Costs and estimated earnings in excess of billings on uncompleted contracts	(218)	2,030	(4,919)
Receivable for insurance claims in excess of deductibles	1,858	(1,610)	886
Other assets	(4,084)	3,671	(1,898)
Accounts payable	3,534	(2,851)	13,781
Billings in excess of costs and estimated earnings on uncompleted contracts	13,241	(3,182)	(7,035)
Accrued self insurance	(864)	2,472	219
Other liabilities	6,797	(5,498)	(5,498)

Net cash flows provided by operating activities	16,693	38,779	23,911

Cash flows from investing activities:
Proceeds from sale of property and equipment	950	1,896	748
Payment related to sale of discontinued operations	(887)	—	—
Purchases of property and equipment	(26,085)	(27,955)	(29,680)

Net cash flows used in investing activities	(26,022)	(26,059)	(28,932)

Cash flows from financing activities:
Proceeds on term loan	50,000	—	—
Repayments on term loan	(20,000)	—	—
Payments of capital lease obligations	—	—	(44)
Proceeds from issuance of common stock	214,961	—	—
Purchase of treasury stock	(175,508)	—	—
Employee stock option transactions	(433)	—	351
Equity financing costs	(1,002)	(2,895)	(33)
Debt issuance costs	(507)	—	—
Payment on note payable to FirstEnergy	—	(2,298)	—
Notes receivable from purchase of common stock	142	2	—
Excess tax benefit from stock-based awards	—	—	247
Dividends paid	(50,000)	—	—

Net cash flows provided by (used in) financing activities	17,653	(5,191)	521

Net increase (decrease) in cash and cash equivalents	8,324	7,529	(4,500)
Cash and cash equivalents:
Beginning of period	26,223	34,547	42,076

End of period	$34,547	$42,076	$37,576

The accompanying notes are an integral part of these consolidated financial statements.

MYR Group Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2007, 2008 and 2009

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

        The Company performs construction services in two business segments: Transmission and Distribution ("T&D"), and Commercial and Industrial ("C&I"). T&D customers include more than 125 electric utilities, cooperatives and municipalities nationwide. The Company provides a broad range of services which includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. The Company also provides C&I electrical contracting services to facility owners and general contractors in the western United States.

2. Basis of Presentation

        On December 13, 2007, the Company completed a stock split of approximately 164.47 common shares to one common share and a change in par value of its common stock from no par value to $0.01 per share. Additionally, on December 13, 2007, the Company amended its certificate of incorporation to authorize the issuance of 4,000,000 shares of preferred stock, having a par value of $0.01 per share. However, no preferred shares are currently issued or outstanding. The Company has retroactively adjusted all of the share information in the accompanying financial statements to give effect to the stock splits, the change in par value and the authorization of preferred shares.

        On December 20, 2007 and December 26, 2007, the Company completed a private placement offering (the "Offering") whereby 17,780,099 shares of common stock were sold for total proceeds of approximately $214,961 before total equity financing expenses of approximately $3,930. The Company used the proceeds to repurchase 14,516,765 shares from ArcLight Capital Partners, LLC ("ArcLight") and certain members of management for a total cost of approximately $175,508. The remaining proceeds were used to repay $20,000 of the outstanding term loan facility and for general corporate purposes.

        In conjunction with the Offering, the Company incurred significant charges related to the Offering. Therefore, the Company has presented these expenses related to the Offering as a separate line item in

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

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

        Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("ASC 605"). Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term based on either input (e.g., costs incurred under the cost-to-cost method which is typically used

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

3. Summary of Significant Accounting Policies (Continued)

for development effort) or output (e.g., units delivered under the units-of-delivery method, which is used for production effort), as appropriate under the circumstances.

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

        The Company recognizes revenues from construction services with fees based on time-and-materials, unit-prices, or cost-plus fee as the services are performed and amounts are earned also in accordance with ASC 605. Revenue on unit-price contracts is recognized as units are completed, and on cost-plus fee contracts as costs are incurred. The Company accounts for maintenance and repair services under the guidance of ASC 605 as the services provided relate to construction work.

        Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in job performance, job conditions, change orders and final contract settlements may result in revisions to the estimated profitability during the contract. These changes, which include contracts with estimated costs in excess of estimated revenues, are recognized in contract costs in the period in which the revisions are determined. At the point the Company anticipates a loss on a contract, the Company estimates the ultimate loss through completion and recognizes that loss in the period in which the possible loss was identified.

        The Company will provide warranties to customers on a basis customary to the industry; however, the warranty period does not typically exceed one year. Historically, warranty claims have not been material to the Company.

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

Advertising

        Advertising costs are expensed when incurred. Advertising costs, included in selling, general and administration expenses, totaled $340, $304, and $334 for the years ended December 31, 2007, 2008 and 2009, respectively.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

3. Summary of Significant Accounting Policies (Continued)

Income Taxes

        Income taxes are accounted for in accordance with ASC Topic 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return purposes, and are measured using the enacted tax rates at which the resulting taxes are expected to be paid.

        The Company calculates its tax provision on a stand alone basis. Prior to ArcLight's initial acquisition of the Company's common stock on March 11, 2006, the Company was included in the consolidated federal tax returns of its former parent, FirstEnergy Corp. ("FirstEnergy") under a tax-sharing arrangement. At the time of the acquisition, the tax-sharing arrangement between FirstEnergy and the Company was dissolved, and FirstEnergy agreed to be responsible for all federal income tax claims against the Company that may arise from any prior year return, up to and including the March 10, 2006 federal income tax return. Since March 11, 2006, the Company has filed its own consolidated federal tax return.

        Interest and penalties related to income tax liabilities are included with income tax expense in the accompanying consolidated statements of operations.

Stock-Based Compensation

        The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires the measurement of compensation for stock-based awards based on the estimated fair values at the grant date for equity classified awards and the recognition of the related compensation expense over the appropriate vesting period and for liability classified awards based on the fair value of the award each period until settled with the recognition of the related compensation expense for the changes in the fair value prorated over the appropriate vesting period subject, if applicable, to performance conditions. The Company uses the straight-line attribution method to recognize compensation expense related to share-based awards that have graded vesting and only service conditions. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award.

Earnings Per Share

        The Company calculates net income (loss) per common share in accordance with ASC Topic 260, Earnings per Share. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding for the reporting period. Diluted earnings (loss) per share is computed similarly, except that it reflects the potential dilutive impact that would occur if dilutive securities were exercised into common shares. Potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive or performance conditions are not met.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

3. Summary of Significant Accounting Policies (Continued)

        The weighted average number of common shares used to compute basic and diluted net income (loss) per share were as follows for the years ended December 31:

	2007	2008	2009
Weighted average basic common shares outstanding	16,540,392	19,712,811	19,755,072
Assumed exercise of stock options	—	994,142	947,311

Weighted average diluted common shares outstanding	16,540,392	20,706,953	20,702,383

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

Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2008 and 2009, the Company held the majority of its cash in highly liquid money market funds and short-term certificates of deposit held on account under the Certificate of Deposit Account Registry Services (CDARS) program, whereby the Company has the ability to invest or withdraw any portion of its investment holdings on a daily basis. The aggregate amount of certificates of deposits on account under the CDARS program was $15,000 at December 31, 2009, all of which was held in domestic bank accounts.

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

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

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

Classification of Construction Contract related Assets and Liabilities

        Costs and estimated earnings in excess of billings on uncompleted contracts are presented as an asset in the accompanying consolidated balance sheets, and billings in excess of costs and estimated earnings on uncompleted contracts are presented as a liability in the accompanying consolidated balance sheets. The Company's contracts vary in duration, with the duration of some larger contracts exceeding one year. Consistent with industry practices, the Company includes in current assets and current liabilities amounts realizable and payable under contracts, which may extend beyond one year; however; the vast majority of these balances are settled within one year.

Construction Materials Inventory

        From time-to-time construction materials inventory is acquired for active projects under customer engineering, procurement and construction ("EPC") contracts. These inventories are stated at the lower of cost or market, as determined by the specific identification method. As of December 31, 2008 and 2009, the Company did not carry any construction material inventory.

Property and Equipment

        Property and equipment are carried at cost. Depreciation for buildings and improvements, including land improvements, is computed using the straight-line method over estimated useful lives ranging from three years to thirty-nine years. Depreciation for construction equipment, including large tool purchases, is computed using the straight line method over estimated useful lives ranging from two year to fifteen years. Depreciation for office equipment is computed using the straight line method over the estimated useful lives ranging from three years to seven years. Major modifications or refurbishments which extend the useful life of the assets are capitalized and amortized over the adjusted remaining useful life of the assets. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized into income (loss) from operations. The cost of maintenance and repairs is charged to expense as incurred.

        Property and equipment meeting capital lease criteria are capitalized at the lower of the present value of the related lease payments or the fair value of the leased assets at the inception of the leases. Amortization of capital lease assets is computed using the straight-line method over the estimated useful lives of the assets when the lease includes a bargain purchase option or a transfer of ownership.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

3. Summary of Significant Accounting Policies (Continued)

When such criteria does not exist in the lease, property and equipment under capital leases are amortized over the shorter of the remaining term of the lease or the estimated useful life of the asset.

Impairment of Long-Lived Assets

        The Company assesses the impairment of its long-lived assets, including property and equipment, whenever economic events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Long-lived assets are considered to be impaired when the sum of the expected future undiscounted operating cash flows is less than the carrying amount of the related assets. No impairment charges were recorded during 2007, 2008 or 2009.

Goodwill and Other Intangible Assets

        In accordance with ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are amortized on a pattern of estimated cash flow basis over their estimated useful lives or straight line if a pattern cannot be determined. The Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis at the beginning of the fourth quarter, or when circumstances change, such as a significant adverse change in the business climate or the decision to sell a business, both of which would indicate that an impairment may have occurred. The Company applies the two step process in accordance with ASC 350 in the evaluation of goodwill impairment. The first step involves a comparison of the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded in the statement of operations.

        The Company determined the fair values of the trade names, customer relationships and backlog acquired in connection with the ArcLight's acquisition of the Company. The fair value models used the income approach, which values assets based upon associated estimated discounted cash flows, and the cost approach, which values assets based upon their reproduction or replacement costs.

        The fair value of trade names was determined using a relief from royalty analysis under the cost approach. Fair royalty rates were estimated and adjusted to incorporate a discount rate based upon the market participant's weighted-average cost of capital ("WACC"), approximately 16.7% at the acquisition date of the intangibles, and a premium to account for uncertainty in the sales projections from which the fair royalty rate estimates were derived. The discounted cash flows associated with future royalty payments were used to estimate the value of the trade names.

        The fair value of customer relationships was determined using the excess earnings method under the income approach. Forecasts of the customer base at the time of acquisition were used to estimate rates of attrition, selling and marketing costs related to new customers, and a discount rate, all three of which were used to estimate annual net operating income. Annual net operating income was adjusted for contributory charges, risks associated with the underlying customers, and to incorporate a discount

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

3. Summary of Significant Accounting Policies (Continued)

rate based upon the market participant's WACC to estimate the present value of cash flows associated with the customer relationships.

        The fair value of the Company's backlog was estimated using the expected margins and backlog fulfillment costs. These earnings associated with the backlog were adjusted assuming a six month useful life and a discount rate based upon the market participant's WACC to estimate the value of the backlog.

        As a result of the Company's annual impairment testing process, no impairment charges to goodwill or other intangible assets were recorded during 2007, 2008 or 2009.

Fair Value Measurements

        In September 2006, the FASB issued ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. The aspects of ASC 820 related to financial assets and financial liabilities were effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods. The aspects of ASC 820 related to nonfinancial assets and nonfinancial liabilities were deferred to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

        ASC 820 establishes a three-tier hierarchy of fair value measurement, which prioritizes the inputs used in measuring fair value based upon their degree of availability in external active markets. These tiers include: Level 1 (the highest priority), defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 (the lowest priority), defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        As of December 31, 2008 and 2009, the carrying value of cash and cash equivalents, accounts receivable and payable, accrued liabilities, and other current assets and current liabilities approximates fair value due to the short maturities of these instruments.

        As of December 31, 2009, the Company held certain cash and cash equivalents that are required to be measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820. These items include money market funds held in deposit at a national bank and short-term certificates of deposit held on account under the CDARS program. These items had a combined carrying value of $37,576, which was equal to the fair value at December 31, 2009 based upon Level 1 inputs.

        The carrying amount reported in the consolidated balance sheet as of December 31, 2009 for long term debt is $30,000. Using a discounted cash flow technique that incorporates a market interest rate adjusted for risk profile based upon Level 3 inputs, the Company has determined the fair value of its debt to be $29,611 at December 31, 2009.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

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

        The Company's top ten customers accounted for approximately 46%, 48%, and 55% of consolidated revenues for the years ended December 31, 2007, 2008 and 2009, respectively. The largest customer for each year accounted for 10.9%, 9.8% and 12.5% of consolidated revenues for the years ended December 31, 2007, 2008 and 2009, respectively. This concentration of consolidated revenues is mostly from revenues generated by the T&D segment. As of December 31, 2009, two customers individually accounted for more than 10% of consolidated accounts receivable, with an aggregate of approximately 30.0% of the total consolidated accounts receivable amount (excluding the impact of the allowance for doubtful accounts). No other customers accounted for more than 10% of consolidated revenues for the reporting periods presented, or more than 10% of consolidated accounts receivable at December 31, 2008 and 2009.

Supplemental Cash Flows

        Supplemental disclosures of cash flow information are as follows for the years ended December 31:

	2007	2008	2009
Cash paid during the period for:
Income taxes	$8,679	$6,690	$7,621
Interest expense	1,694	1,616	768
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	2,086	4,290	202
Acquisition of property and equipment under capital lease obligations	—	—	87
Settlement of note receivable from sale of discontinued operations	(2,501)	—	—
Settlement of receivable due from FirstEnergy	(714)	—	—
Settlement of margin guarantee on discontinued operations	4,088	—	—

Recently Issued Accounting Pronouncements

        In December 2007, the FASB issued an accounting standard that required an acquiring entity to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value of the assets and liabilities involved, with limited exceptions. According to ASC Topic 805, Business Combinations, this new standard applies prospectively to business combinations for which the

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

3. Summary of Significant Accounting Policies (Continued)

acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard on January 1, 2009 did not have an impact on the Company's consolidated financial condition, results of operations or cash flows.

        Also, in December 2007, the FASB issued an accounting standard that established new accounting and reporting guidance for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this standard required the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity, as outlined in ASC Topic 810, Consolidation. This new standard is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this standard on January 1, 2009 did not have any impact on the Company's consolidated financial condition, results of operations or cash flows.

        Additionally, in December 2007, the Securities and Exchange Commission ("SEC") published Staff Accounting Bulletin No. 110 ("SAB No. 110"). SAB No. 110 expresses the views of the SEC staff regarding the use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with ASC 718. In particular, the SEC staff indicated in SAB No. 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of the expected term. The SEC staff stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. However, in SAB No. 110, the SEC staff stated that it would accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The adoption of SAB No. 110 did not have any impact on the Company's consolidated financial condition, results of operations and cash flows.

        In February 2008, the FASB issued a modification to the existing fair value accounting standard, as outlined in ASC 820. This modification deferred the effective date of certain fair value measurement provisions outlined in the existing standard to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities. The adoption of this standard modification on January 1, 2009 did not have an impact on the Company's consolidated financial condition, results of operations or cash flows.

        In April 2008, the FASB issued a new accounting standard intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This standard, as outlined in ASC 350, became effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of this standard on January 1, 2009 did not have an impact on the Company's consolidated financial condition, results of operations or cash flows.

        In April 2009, the FASB issued another modification to ASC 820. This modification provided additional guidance for estimating fair value when certain circumstances exist where the volume and level of activity for an asset or liability have significantly decreased. It also included guidance on identifying circumstances that would indicate when a transaction is not orderly. This standard modification became effective for fiscal years and interim periods ending after June 15, 2009. The

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

3. Summary of Significant Accounting Policies (Continued)

adoption of this standard modification did not have an impact on the Company's consolidated financial condition, results of operations or cash flows.

        Also in April 2009, the FASB issued a modification to an existing accounting standard, as outlined in ASC Topic 825, Financial Instruments, which extended the existing fair value disclosure requirements of financial instruments to interim financial statements of publicly traded companies. This standard modification became effective for interim periods ending after June 15, 2009. Although the adoption of this standard modification did not have an impact on the Company's consolidated financial condition, results of operations or cash flows, there were impacts to the Company's interim financial statement disclosures.

        In May 2009, the FASB issued an accounting standard which established general guidelines of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This standard, as described in ASC Topic 855, Subsequent Events, requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This standard became effective for fiscal years and interim periods ending after June 15, 2009. Although, the adoption of this standard did not have an impact on the Company's consolidated financial condition, results of operations or cash flows, there were impacts to the Company's financial statement disclosures.

        In June 2009, the FASB issued revised accounting guidance to establish one single source of authoritative U.S. GAAP, which is referred to as the ASC. This standard is to be applied by non-governmental entities, but it is not intended to change the existing accounting for public companies. The new guidance is effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted this standard during the third quarter of 2009 and has modified all applicable U.S. GAAP references to the ASC accordingly.

        In August 2009, the FASB issued an accounting standard update to ASC 820 which provides additional guidance on the fair value measurement of liabilities. This update provides clarification on how an entity should measure fair value of a liability when a quoted price in an active market is not available for an identical liability. This update is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of this update on October 1, 2009 did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

4. Accounts Receivable

        Accounts receivable consisted of the following at December 31:

	2008	2009
Contract receivables	$76,813	$77,355
Contract retainages	18,848	24,103
Other	232	308

	95,893	101,766
Less: Allowance for doubtful accounts	(1,845)	(1,114)

	$94,048	$100,652

        The roll-forward activity of allowance for doubtful accounts was as follows for the years ended December 31:

	2007	2008	2009
Balance at beginning of period	$(973)	$(1,213)	$(1,845)
Reduction in (provision for) allowances	(272)	(632)	718
Write offs, net of recoveries	32	—	13

Balance at end of period	$(1,213)	$(1,845)	$(1,114)

5. Contracts in Process

        The net asset (liability) position for contracts in process consisted of the following at December 31:

	2008	2009
Costs incurred on uncompleted contracts	$941,714	$839,315
Estimated earnings	121,407	95,669

	1,063,121	934,984
Less: Billings to date	1,069,998	929,907

	$(6,877)	$5,077

        The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows at December 31:

	2008	2009
Costs and estimated earnings in excess of billings on uncompleted contracts	$25,821	$30,740
Billings in excess of costs and estimated earnings on uncompleted contracts	(32,698)	(25,663)

	$(6,877)	$5,077

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

6. Property and Equipment

        Property and equipment consisted of the following at December 31:

	Estimated Useful Life in Years	2008	2009
Land	—	$3,990	$3,990
Buildings and improvements	3 to 39	11,362	11,663
Construction equipment	2 to 12	79,846	103,321
Office equipment	3 to 7	1,833	2,624

		97,031	121,598
Less: Accumulated depreciation and amortization		(21,158)	(33,566)

		$75,873	$88,032

        Depreciation and amortization expense of property and equipment for the years ended December 31, 2007, 2008 and 2009 were $9,899, $10,812 and $13,190, respectively.

        Included in construction equipment is approximately $87 of equipment under capital leases, with accumulated amortization of $20 as of December 31, 2009. Amortization expense for equipment under capital lease was approximately $20 for the year ended December 31, 2009.

        On January 24, 2008, the Company sold an existing parcel of land in Salt Lake City, Utah for $966 in a like-kind exchange transaction. The net gain resulting from the sale of this property was approximately $47.

7. Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consisted of the following at December 31:

	2008			2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
T&D	$40,042	$—	$40,042	$40,042	$—	$40,042
C&I	6,557	—	6,557	6,557	—	6,557
Amortizable Intangible Assets
Backlog	521	521	—	521	521	—
Customer relationships	4,015	697	3,318	4,015	1,032	2,983
Indefinite-lived Intangible Assets
Trade names	8,556	—	8,556	8,556	—	8,556

	$59,691	$1,218	$58,473	$59,691	$1,553	$58,138

        Backlog and customer relationships are amortized over an estimated useful life of 0.5 and 12 years, respectively, and both assets have been determined to have no residual values. Trade names have been

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

7. Goodwill and Other Intangible Assets (Continued)

determined to have indefinite lives and therefore are not being amortized. Intangible asset amortization expense for the years ended December 31, 2007, 2008 and 2009 was $769, $334 and $335, respectively. Intangible asset amortization expense for the years subsequent to December 31, 2009 is expected to be approximately $335 for each of the years from 2010 to 2014.

8. Accrued Liabilities

        Other current liabilities consisted of the following at December 31:

	2008	2009
Payroll and incentive compensation	$8,619	$6,601
Union dues and benefits	4,812	5,496
Note payable to FirstEnergy	426	326
Profit sharing and thrift plan	3,661	1,436
Taxes, other than income taxes	3,027	2,203
Offering costs	33	—
Executive management employment agreements (Note 12)	1,517	1,628
Other	5,476	4,432

	$27,571	$22,122

        The accrual for Offering costs as of December 31, 2008 represents our best estimate of the total unpaid fees that were incurred to complete the Form S-1 Registration Statement as required by the Offering. During 2007, the Company recorded $3,800 as the original estimate for such fees. The amount was recorded as an adjustment to additional paid in capital. During 2008, the Company finalized its estimate for the remaining unpaid fees and recorded an increase of $130 of Offering costs to additional paid in capital. During 2009, the Company paid all remaining Offering costs.

9. Credit Agreement

        On August 31, 2007, the Company entered into a five year syndicated credit agreement ("2007 Credit Agreement") for an initial facility of $125,000 providing $75,000 for revolving loans and letters of credit and $50,000 for term loans. Upon the execution of the 2007 Credit Agreement, the Company borrowed $50,000 under the term loan facility. This credit agreement is collateralized by substantially all of the assets of the Company.

        In accordance with the terms of the agreement, the Company has the ability to increase the revolving or term loan portions of the facility up to an aggregate of $175,000 in minimum increments of $5,000, subject to banking syndication approval. In addition, the Company has the ability to decrease the revolving commitments at any time in minimum decrements of $1,000. Company borrowings under this 2007 Credit Agreement are charged interest at the Alternate Base Rate, which is the Company's option to elect either (1) the greater of the prime rate or the federal funds rate plus a spread of 0.5% and an additional 0.0% to 0.25% based on the Company's leverage ratio or (2) an adjusted London Interbank Offered Rate ("LIBOR") plus a spread of 1.0% to 1.75% based on the Company's leverage

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

9. Credit Agreement (Continued)

ratio. Upon the execution of the 2007 Credit Agreement, the Company borrowed $50,000 under the term loan facility. In conjunction with the Offering, the Company repaid $20,000 of the term loan and renegotiated the repayment terms to remove the quarterly repayment schedule. The entire term loan is due on August 31, 2012. At December 31, 2009, the Company has $30,000 outstanding under the term loan at an interest rate of 1.25% and $15,000 of letter of credit outstanding under the revolving portion of the facility at an interest rate of 1.125%. The Company has $60,000 available under the remaining Credit Agreement at December 31, 2009.

        The 2007 Credit Agreement is guaranteed by certain material subsidiaries of the Company ("Guarantor Subsidiaries"). The Guarantor Subsidiaries are all 100% owned subsidiaries and are composed of the following entities: Harlan Electric Company, The L. E. Myers Co., Hawkeye Construction, Inc., Sturgeon Electric Company, Inc., and Great Southwestern Construction, Inc. All non-guarantor subsidiaries are considered immaterial to the Company. The guarantees are full, unconditional, joint and several. There are no restrictions on the subsidiary guarantees and the parent company does not own independent assets or operations. The Company is subject to certain financial covenants, a leveraged debt ratio and a minimum interest coverage test, under the Agreement and is in compliance at December 31, 2009. The 2007 Credit Agreement also includes other specific limits or restrictions on additional indebtedness, liens and capital expenditure activity.

10. Income Taxes

        The income tax provision (benefit) from continuing operations consisted of the following for the years ended December 31:

	2007	2008	2009
Current
Federal	$3,909	$9,321	$4,682
State	2,053	2,918	888

	5,962	12,239	5,570

Deferred
Federal	(4,542)	2,995	3,419
State	(1,484)	261	457

	(6,026)	3,256	3,876

Income tax expense (benefit)	$(64)	$15,495	$9,446

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

10. Income Taxes (Continued)

        The differences between the U.S. federal statutory tax rate and the Company's effective tax rate for continuing operations are as follows for the years ended December 31:

	2007	2008	2009
U.S federal statutory rate	(35.0)%	35.0%	35.0%
State income taxes, net of U.S. federal income
tax expense	(6.2)	4.8	4.5
Provision to return adjustments, net	—	—	(1.0)
Deferred tax adjustments, net	8.6	—	(1.2)
Domestic production/manufacturing deduction	(6.4)	(1.5)	(1.2)
Refund of fine related to OSHA violation	—	—	(0.7)
Non-deductible meals and entertainment	4.5	0.5	0.6
Non-deductible compensation expense related to
common shares subject to redemption	30.3	—	—
Other, net	2.2	0.8	(0.6)

	(2.0)%	39.6%	35.4%

        The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for the years 2006 through 2009 and for various state authorities for the years 2005 through 2009. As part of the acquisition of the Company by ArcLight, the Company's former parent, FirstEnergy, has agreed to assume any federal tax liabilities that arise from tax returns that were filed prior to and as of the initial acquisition date of March 10, 2006.

        In accordance with the accounting under ASC Topic 740, the Company has recorded a liability for unrecognized tax benefits related to certain tax positions taken on its various income tax returns. If recognized, the entire amount of these unrecognized tax benefits would favorably impact the effective tax rate that is reported in future periods. Interest and penalties related to income tax liabilities are included as a component of income tax expense (benefit) in the accompanying consolidated statements of operations.

        The Company had approximately $823 and $836 of total unrecognized tax benefits, including accrued interest and penalties, as of December 31, 2008 and 2009, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. For the year ended December 31, 2009, the Company recorded an additional $418 in unrecognized tax benefits related to the net activity of current and prior year positions, which was offset by a reduction in unrecognized tax benefits of approximately $359 due to lapses in the statutes of limitations.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

10. Income Taxes (Continued)

        The following is a reconciliation of the beginning and ending liabilities for unrecognized tax benefits (which excludes interest and penalties) at December 31:

	2008	2009
Balance at beginning of period	$563	$657
Gross increases in current period tax positions	153	96
Gross increases in prior period tax positions	—	237
Gross decreases in prior period tax positions	(59)	(3)
Lapse of applicable statutes of limitations	—	(264)
Settlements with taxing authorities	—	(32)

Balance at end of period	657	691
Accrued interest and penalties at end of period	166	145

Total liability for unrecognized tax benefits	$823	$836

        The amount of interest and penalties charged to income tax expense (benefit) as a result of the unrecognized tax benefits was $95, $41 and $(21), for the years ended December 31, 2007, 2008 and 2009, respectively.

        The Company anticipates that the total unrecognized tax benefits will be reduced within the next 12 months due to the lapses in the applicable statutes of limitations, as well as a pending federal tax settlement for one year under examination. The estimated range of adjustment related to these items is between $140 and $225.

        The net deferred tax assets and (liabilities) arising from temporary differences are as follows at December 31:

	2008	2009
Deferred income tax assets:
Self insurance reserves	$8,457	$8,615
Contract loss reserves	149	139
Stock-based awards	5,966	5,802
Other	2,061	1,475

Total deferred income tax assets	16,633	16,031

Deferred income tax liabilities:
Property and equipment—tax over book depreciation	(13,691)	(17,215)
Intangible assets—tax over book amortization	(4,750)	(4,500)

Total deferred income tax liabilities	(18,441)	(21,715)

Net deferred income taxes	$(1,808)	$(5,684)

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

10. Income Taxes (Continued)

        The balance sheet classification of deferred income taxes is as follows:

Current deferred income tax assets	$10,621	$10,186
Non-current deferred income tax liabilities	(12,429)	(15,870)

	$(1,808)	$(5,684)

11. Related Party Transactions

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

        The consolidated financial statements for the year ended December 31, 2007 include legal costs of $395 incurred by ArcLight, its former parent, on behalf of the Company. These costs have been included in the Company's selling, general and administrative expenses and as a contribution to capital by ArcLight for the year ended December 31, 2007. There were no such costs incurred during the years ended December 31, 2008 and 2009.

12. Commitments and Contingencies

Letters of Credit

        At December 31, 2008 and 2009, the Company had one outstanding irrevocable standby letter of credit totaling $15,000, at each date, related to the Company's payment obligation under its insurance programs.

        On July 12, 2006, the Company issued an irrevocable standby letter of credit for $12,000 to its bonding company, which expired on March 25, 2008. The bonding company eliminated the requirement of the Company to post letters of credit as collateral to guarantee performance under the various contracts and to ensure payment to the Company's suppliers and subcontractors.

Leases

        The Company leases real estate and construction equipment under various operating leases with terms ranging from one to five years. Future minimum lease payments for these operating leases subsequent to December 31, 2009 are $8,392 in 2010, $5,278 in 2011, $3,021 in 2012, $923 in 2013 and $17 in 2014.

        The Company also leases certain equipment under capital leases with terms ranging from one to two years. Future minimum lease payments remaining for these capital leases subsequent to

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

12. Commitments and Contingencies (Continued)

December 31, 2009 was $44 in 2010, which includes interest imputed at a weighted average interest rate of 7.3%.

        The Company has guaranteed the residual value of the underlying assets under certain equipment operating leases at the date of termination of such leases. The Company has agreed to pay any differences between this residual value and the fair market value of each underlying asset as of the lease termination date. As of December 31, 2008 and 2009, the maximum guaranteed residual value was approximately $2,289 and $1,477, respectively. The Company does not believe that significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future payments will not be required.

        Total rent expense for the years ended December 31, 2007, 2008 and 2009, was $33,873, $29,128 and $29,992, respectively.

Purchase Commitments for Construction Equipment

        As of December 31, 2009, the Company had approximately $2,000 in outstanding purchase obligations for certain construction equipment, with cash outlay requirements scheduled to occur during the three months subsequent to December 31, 2009.

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

        Insurance expense, including premiums, for workers' compensation, general liability, automobile liability and employee health benefits for the years ended December 31, 2007, 2008 and 2009 was $17,530, $18,734 and $17,383, respectively.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

12. Commitments and Contingencies (Continued)

Employment Agreements

        In conjunction with the Offering, the Company entered into employment agreements, as amended on December 31, 2008, with six executive officers (each an "Employment Agreement"). Under each Employment Agreement, the named executive officer is eligible to receive base salary, an annual bonus, use of a company car and gas card or a car allowance in accordance with the Company's policy, and is eligible to participate in all incentive, 401(k), profit sharing, retirement and welfare benefit plans, policies and arrangements applicable generally to our other similarly-situated executive officers. Subject to prior notice, each Employment Agreement automatically renews annually for an additional one-year term following an initial term of three years. Each Employment Agreement contains non-competition covenants restricting the ability of the name executive officer from competing with the Company, soliciting our clients or recruiting our employees during the term of his employment and for a period of one year thereafter, as well as prohibiting him from disclosing confidential information and trade secrets of the Company. The amendment of the Employment Agreements in 2008 did not have a significant impact on the Company's financial position, results of operation or cash flows.

        The Employment Agreements generally terminate upon a named executive officer's (a) death, (b) disability, (c) termination for "cause" or without "good reason" (both as defined in the Employment Agreements), (d) termination without cause or for good reason or (e) termination without cause or for good reason following a "change of control" (as defined in the Employment Agreements). If termination results from any of the foregoing, each named executive officer would be entitled to all compensation earned and all benefits and reimbursements due through the date of termination. As of December 31, 2008 and 2009, the Company has recorded a contingent termination payment liability of approximately $1,517 and $1,628, respectively, related to the Employment Agreements which is included in other current liabilities in the consolidated balance sheets. While the ultimate liability upon termination varies based upon the circumstances related to the termination, the Company has recorded the amount the named executive officers would have full eligibility to receive under the Employment Agreement if they were to terminate employment without cause or for good reason at any time. As of December 31, 2009, no named executive officer had exercised that right.

Surety Bonds

        In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company has indemnified its sureties for any expenses paid out under these performance bonds. As of December 31, 2009, the total amount of outstanding performance bonds was approximately $410,796, and the estimated cost to complete these bonded projects was approximately $73,171.

Litigation and Other Legal Matters

        The Company is from time-to-time party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business. These actions typically seek among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

12. Commitments and Contingencies (Continued)

lawsuits, claims and proceedings, the Company records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on the Company's financial position, results of operation or cash flows.

        The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations, arising in the ordinary course of our present business as well as in respect of our divested businesses. Some of these claims and litigations include claims related to our current services and operations, and asbestos-related claims concerning historic operations of a predecessor affiliate. The Company believes that it has strong defenses to these claims as well as adequate insurance coverage in the event any asbestos-related claim is not resolved in our favor. These claims have not had a material impact on the Company to date, and the Company believes that the likelihood that a future material adverse outcome will result from these claims is remote. However, if facts and circumstances change in the future, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on our financial condition, results of operations, or cash flows.

        In 2005, one of the Company's subsidiaries was convicted of a criminal misdemeanor for a violation of certain Occupational Safety and Health Administration, or OSHA, safety regulations that occurred in 1999. The Company was assessed a fine of $500, which was paid in 2005. The subsidiary was also sentenced to probation for a three-year period, which was terminated on December 8, 2008. In April 2009, the Seventh Circuit Court of Appeals reversed the conviction and remanded the case for a new trial. On August 4, 2009, the U.S. Department of Justice notified the Company's subsidiary that it would move to dismiss the case with prejudice. Following the subsequent dismissal of the case, the subsidiary received a non-taxable refund of the $500 fine, which is included as a reduction to contract costs in the accompanying statement of operations for the year ended December 31, 2009.

Guarantee Obligations

        The Company guaranteed a minimum profit margin on selected customer contracts related to the sale of a subsidiary. At December 31, 2006, the liability for uncompleted contracts from the sale was $4,088. This was included within current liabilities as the Company expected these contracts to be fully completed within the next 12 months. As part of the March 10, 2006 acquisition by ArcLight, FirstEnergy has agreed to be responsible for any future charges associated with the margin guarantee. The resulting increase in the margin guarantee subsequent to March 10, 2006 of $714 due from FirstEnergy has been recorded in other current assets of the consolidated balance sheet as of December 31, 2006. During 2007, all obligations of the Company arising from the margin guarantee were settled for a payment of $887. The settlement transaction eliminated the $4,088 liability, the $2,501 note receivable from the sale of the subsidiary and the $714 receivable due from FirstEnergy, resulting in an additional expense of $14, which is included in selling, general, and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2007.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

12. Commitments and Contingencies (Continued)

Liability Settlement

        In June 2008, the Company settled an outstanding liability with its former parent, FirstEnergy for $2,498. The amount of this liability at December 31, 2007 was $2,501, which was included in other current liabilities in the accompanying consolidated balance sheet. This liability related to the sale of a subsidiary, whereby the Company owed FirstEnergy for the amounts collected on a note receivable from the purchaser. As part of the final settlement agreement, FirstEnergy agreed to give the Company a $200 credit for reimbursement of certain administrative costs surrounding the sale of the subsidiary and the subsequent monitoring of certain provisions. In June 2008, the Company paid FirstEnergy a net amount of $2,298, of which the credit of $200 and the remaining amount of the liability of $3 were recorded as reductions to selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2008.

13. Stockholders' Equity

Management Stockholders Agreement

        In June 2006, FirstEnergy, ArcLight and the Company entered into a principal stockholders agreement that provided certain members of management the right to purchase up to 368,244 common shares of the Company's stock by June 2, 2006 at the same price as ArcLight purchased common stock on March 10, 2006 from FirstEnergy. Certain members of management exercised their rights on or before May 31, 2006 and executed the management stockholders agreement. FirstEnergy sold a total of 274,675 shares of previously issued and outstanding common shares for $6.99 per share on May 31, 2006.

        In June 2007, ArcLight offered certain members of management the right to purchase up to 263,149 shares of the Company's common stock by July 31, 2007 under terms of the management stockholders agreement. In July 2007, ArcLight sold a total of 261,176 shares of previously issued and outstanding common shares at an average price of $7.78.

        The management stockholders agreement, prior to amendment in conjunction with the Offering, provided stockholders with certain rights and obligations relating to the transfer of shares, right of first refusal, piggyback registration rights, drag along rights, and redemption rights. Shares could not be transferred except to an affiliate of a management stockholder (the individual's estate, trust and family members) and the affiliate became bound by the terms of the agreement. In case of an impending transfer, ArcLight had the right of first refusal (for a period of 30 days) at the same terms offered. If the offer was not accepted by ArcLight, the management stockholder could offer the shares to the Company at the same terms (also for a period of 30 days). In the event neither ArcLight, nor the Company accepted the offer, the offering stockholder may transfer their shares at a price and terms no more favorable than the original offer. Should the Company choose to register any of its shares under Rule 144A or in an initial public offering prior to March 10, 2016, each management stockholder would be provided written notice thereof. At the stockholder's option and upon a written request delivered to the Company, the stockholders could piggyback their shares for inclusion in the registration statement. In the event that ArcLight decided to sell or exchange all shares collectively held by ArcLight in an arm's-length transaction, the management stockholders could be required, under the drag along rights

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

13. Stockholders' Equity (Continued)

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

        The redemption rights provided these stockholders an 8% annual rate of return on the aggregate amount paid adjusted for the present value of any dividends or other distributions on these shares. Until the sale by ArcLight of all its shares, if an employee was terminated for any reason, the stockholder would be required to sell their shares to the Company and would be entitled to an 8% annual return, as adjusted regardless of changes in the common stock fair market value. On or after the sale of ArcLight of all its shares, if an employee was terminated for any reason, the stockholder would be required to sell their shares to the Company and would be entitled to the greater of the fair market value of the shares or an 8% annual return, as adjusted. These shares have been issued to management under terms not present in a traditional company-stockholder relationship. As these shares have characteristics of an employee stock based arrangement, the Company applied the classification and expense recognition provisions of ASC 718. There existed only minimal risk and rewards normally associated with equity share ownership and under the redemption feature these stockholders were only entitled to the aggregate amount paid and the specified annual rate of return, as adjusted. With limited risk and rewards associated with equity ownership the Company classified these shares as management shares subject to redemption in the current liabilities section of the balance sheet. While the shares did not accrue compensation expense associated with the stock price, the redemption feature did provide the management stockholder an 8% annual rate of return, as adjusted. For the aggregate amount paid for these shares of $3,953, the Company imputed an 8% rate of return for the year ended December 31, 2007, and recorded compensation expense of $212. Adjustments for dividends and other distributions on these shares for 2007 totaled $1,629.

        During 2007, in conjunction with the Offering, the management stockholders agreement was amended to eliminate the 8% annual rate of return provision, as well as the Company's obligation to repurchase the shares outstanding. As a result of the amendment, the Company adjusted the liability related to management shares subject to redemption to stockholders' equity in the consolidated balance sheet. This adjustment was treated as a modification of an award under ASC 718, whereby the Company changed the classification of the management shares subject to redemption from a liability-classified award to an equity- classified award. The Company recognized compensation expense for the increase in fair value of the modified award of approximately $4,039 over the recorded redemption liability amount immediately prior to the modification and reclassified the amount to stockholders' equity. The fair value of the shares after modification was based upon the $13 per share value of the Company's stock at that date, less a 5% liquidity discount for the shares. Additionally, a discretionary bonus of $1,166 for certain members of management was recorded at December 31, 2007 to cover the individual tax obligations associated with the purchase in 2007 of these management shares. The compensation expense related to the modification and the related discretionary bonus are reflected as a component of Offering related charges in the accompanying consolidated statement of operations for the year ended December 31, 2007.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

13. Stockholders' Equity (Continued)

Stock Split

        On December 13, 2007, the Company completed a stock split of approximately 164.47 common shares to one common share and a change in par value of its common stock from no par value to $0.01 per share. Additionally, on December 13, 2007, the Company amended its certificate of incorporation to authorize the issuance of 4,000,000 shares of preferred stock, having a par value of $0.01 per share. As of December 31, 2008 and 2009, none of the preferred shares are currently issued or outstanding. The accompanying consolidated statements have been adjusted to reflect the stock split in all periods presented.

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

14. Stock Option Plans

        On March 10, 2006 the Board of Directors approved the 2006 Stock Option Plan (the "2006 Plan") for the Company. The 2006 Plan permitted the granting of 1,827,407 shares to officers and employees of the Company. The stock options granted under the 2006 Plan were to normally vest over a three year period, contain performance conditions, expire ten years from the date of grant if not previously exercised, and were subject to the same management stockholders agreement provisions as discussed in Note 13.

        On August 31, 2007, the Company's Board of Directors, in accordance with provisions provided in the 2006 Stock Option Agreement, lowered the exercise price of the June 2006 option grants from $6.69 a share to $3.65 a share to prevent the dilutive effect of the $3.04 a share cash dividend declared on the same date.

        In connection with the Offering, the Company modified the outstanding stock option awards granted under the 2006 Plan by accelerating the vesting of the awards to 100%. As a result, the Company recorded an additional stock compensation expense of approximately $14,533 based upon a modified award fair value of approximately $10.17 per share. This amount has been reflected as a component of Offering related charges in the consolidated statement of operations for 2007. The weighted average exercise price of the options subject to acceleration was $3.65. No other stock option grants are expected to be made under the 2006 Plan.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

14. Stock Option Plans (Continued)

        On November 26, 2007, the Board of Directors approved the Long-Term Incentive Plan (the "LTIP") for the Company. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, or (i) any combination of such awards. The LTIP permits the granting of 2,000,000 shares to directors, officers and employees of the Company.

        On December 20, 2007, the Company granted 540,000 stock options under the LTIP to certain directors, officers and employees. These options vest over a four year period and have an exercise price of $13.00 per share. During 2008, the Company granted an additional 9,500 stock options to certain employees under the LTIP. These options also vest over a four year period and have an exercise price of $7.98 per share. Stock compensation expense of approximately $27, $918 and $923 was recognized in 2007, 2008 and 2009, respectively, for these option grants based upon a weighted-average grant date fair value of approximately $6.87 per share, excluding the impact of expected forfeitures. No awards were granted under the LTIP during 2009.

        As of December 31, 2009, there was approximately $1,828 of total unrecognized compensation cost related to stock options granted under the LTIP. This cost is expected to be recognized over a weighted average vesting period of 1.98 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

        The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each stock option grant as of the date of grant and the fair value of each stock option modification as of the modification date. The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award. The expected term of awards granted under the 2006 Plan has been determined based on giving consideration to the contractual term, the full vesting of these awards in December 2007, provisions that delay exercise during certain periods, current market value compared to exercise price of a share and the time frame within which options must be exercised upon termination of employment. The expected term of awards granted under the LTIP has been determined using the simplified method as outlined in the applicable ASC 718 and SAB No. 110 guidance. The expected volatility is determined based on the average of comparable public companies', deemed competitors of the Company, historical stock prices over the most recent period commensurate with the expected term of the award. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

14. Stock Option Plans (Continued)

        The fair value of each option granted or modified has been estimated on the applicable grant or modification date respectively, using the Black-Scholes- Merton option-pricing model with the following weighted-average assumptions:

	Weighted Average	Range
Expected stock price volatility	48.2%	47.5 - 53.0%
Risk free interest rate	3.48%	2.85 - 3.67%
Expected dividend yield	0.0%	0.0%
Expected life of options	5.34 years	5.00 - 6.25 years

        A summary of the activity relating to the outstanding options of the Company under the various stock option plans for the year ended December 31, 2009 is presented below.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2008	1,913,442	$6.30
Options granted	—	—
Options exercised	(94,610)	3.71
Options forfeited	(1,500)	13.00

Options outstanding, December 31, 2009	1,817,332	$6.43	6.9 years	$21,150

Exercisable at December 31, 2009	1,542,207	$5.28	6.7 years	$19,720

        The following table summarizes information with respect to all stock options outstanding under all of our share-based compensation plans at December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number of Options	Weighted- Average Exercise Price
$3.65 - $3.87	1,271,832	$3.65	6.4 years	1,271,832	$3.65
$7.98 - $13.00	545,500	12.91	8.0 years	270,375	12.96

	1,817,332	$6.43	6.9 years	1,542,207	$5.28

        During 2007, certain employees exercised stock options in conjunction with the Offering. The majority of these stock option exercises were cashless, whereby the employees exercised their options simultaneously with the Company's redemption of the options for a net cash amount. The net cash amount of these exercises was equal to the net selling price of the stock less the exercise price of the option, resulting in an amount that was less than the option fair value of $10.17. The net cash resulting

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

14. Stock Option Plans (Continued)

from the redemption of stock option exercises was approximately $433. The exercise of these stock options also resulted in a tax benefit shortfall of approximately $40, which is included in income tax expense (benefit) in the consolidated statement of operations for the year ended December 31, 2007.

        During 2009, the Company issued 94,610 new shares to option holders upon the exercise of vested stock options. Cash received from these option exercises for the year ended December 31, 2009 was $351. The excess tax benefit realized from option exercises for the year ended December 31, 2009 was $247.

        The total intrinsic value of stock options exercised during 2007 and 2009 was $465 and $1,593, respectively. No stock options were exercised during the year ended December 31, 2008.

        It is the Company's policy to issue new shares upon the exercise of stock options. The Company has also been given authorization from the Board of Directors to use its discretion to repurchase shares from time-to-time based upon the volume of stock options that have been exercised. During 2008 and 2009, the Company has not made any such repurchases.

15. Employee Benefit Plans

        The Company has a profit sharing and thrift employee benefit plan in effect for all eligible salaried employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the years ended December 31, 2007, 2008 and 2009 amounted to $3,799, $4,822 and $2,692, respectively.

        Certain employees are covered under union-sponsored collectively bargained multi-employer defined benefit plans. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer's withdrawal from, or upon termination of, such plan. The Company has no plans to withdraw from these plans. The plans do not maintain information on the net assets and actuarial present value of the plans' unfunded vested benefits allocable to the Company, and the amounts, if any, for which the Company may be contingently liable, could be material but are not ascertainable at this time. Expenses for these plans for years ended December 31, 2007, 2008 and 2009 amounted to $27,262, $29,617 and $29,727, respectively, as determined in accordance with negotiated labor contracts.

        The Company also has a non-contributory employee benefit plan in effect for certain non-union hourly employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the years ended December 31, 2007, 2008 and 2009 amounted to $1,335, $1,311 and $912, respectively.

16. Cash and Deemed Dividends

        On August 31, 2007 the Company's Board of Directors declared and paid a cash dividend of $3.04 per share totaling $50,000. The payment of the dividend was financed with the term loan proceeds from the 2007 Credit Agreement discussed above. In the 2007 financial statements, the Company charged

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

16. Cash and Deemed Dividends (Continued)

retained earnings to the extent of historical cumulative retained earnings through the dividend date with the remainder charged as a return of capital to additional paid-in capital.

        The Company has not declared nor paid any cash or non-cash dividends on any class of stock during the years ended December 31, 2008 and 2009.

17. Segment Information

        MYR Group is a specialty contractor serving the electrical infrastructure market in the United States. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate headquarter facility and staffing costs, which includes safety, professional fees, management fees, and intangible amortization. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

        The Company derives revenues from two reporting segments, which are referred to as T&D and C&I, within the United States. The Company has two operating segments which are its reporting segments. The Company's reporting segments are as follows.

        Transmission and Distribution:    The T&D segment services include the construction and maintenance of high voltage transmissions lines, substations and lower voltage underground and overhead distribution systems. The segment also provides emergency restoration services in response to weather related damage. The T&D business has historically provided construction services; however, more recently, at the request of clients, the segment has expanded its service offerings to include EPC projects. The Company is a national contractor serving over 125 electric utilities, cooperatives and municipalities.

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

        The information in the following table for the years ended December 31, 2007, 2008 and 2009 is derived from the segment's internal financial reports used for corporate management purposes. The

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

17. Segment Information (Continued)

Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment.

	2007		2008	2009
Contract revenues:
T&D	$434,479		$446,867	$468,744
C&I	175,835		169,240	162,424

	$610,314		$616,107	$631,168

Income (loss) from operations:
T&D	$31,369		$46,232	$37,961
C&I	10,007		16,672	11,609
General Corporate	(44,029	)(1)	(22,864)	(22,047)

	$(2,653)		$40,040	$27,523

Depreciation and amortization
T&D	$9,863		$10,367	$12,579
C&I	805		779	946

	$10,668		$11,146	$13,525

(1)
includes charges related to the Offering of $26,513 (Note 2) that are considered General Corporate costs.

18. Quarterly Financial Data (Unaudited)

        The following table presents the unaudited consolidated operating results by quarter for the years ended December 31, 2008 and 2009 (in thousands, except per share information):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Fiscal 2009:
Revenues	$132,935	$162,923	$162,035	$173,275
Gross profit	17,033	18,777	20,715	19,382
Net income	2,883	4,315	5,769	4,268
Basic earnings per share	$0.15	$0.22	$0.29	$0.22
Diluted earnings per share	$0.14	$0.21	$0.28	$0.21
Fiscal 2008:
Revenues	$136,763	$147,170	$178,858	$153,316
Gross profit	20,200	19,968	25,278	24,737
Net income (loss)	4,819	4,602	6,613	7,599
Basic earnings per share	$0.24	$0.23	$0.34	$0.39
Diluted earnings per share	$0.23	$0.22	$0.32	$0.37

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2007, 2008 and 2009

(amounts in thousands, except share and per share data)

18. Quarterly Financial Data (Unaudited) (Continued)

        Earnings per share amounts for each quarter are required to be computed independently using the weighted average number of shares outstanding during the period. As a result, the sum of the individual quarterly earnings per share amounts may not agree to the earnings per share calculated for the year.

19. Subsequent Events

        The Company's management has evaluated subsequent event activity through the date that these financial statements were filed with the SEC in accordance with the Exchange Act. As a result of the evaluation, it was determined that no material subsequent events have occurred that would require additional adjustments or disclosures to the accompanying financial statements of the Company.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Effective April 20, 2009, we changed our independent registered public accounting firm from PricewaterhouseCoopers LLP to Ernst & Young LLP ("E&Y"). Information regarding the change in the independent registered public accounting firm was disclosed in our Current Report on Form 8-K dated April 20, 2009. There were no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A.    Controls and Procedures.

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

        Management, together with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance related to the matters stated in the above paragraph as of December 31, 2009.

Evaluation of Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by E&Y, an independent registered public accounting firm, as stated in their report which is included herein.

        This annual report on Form 10-K includes a report of management's assessment regarding internal control over financial reporting and an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. See page 55 for "Management's Report on Internal Control over Financial Reporting." See page 57 for the "Report of Independent Registered Public Accounting Firm."

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting, during the fourth quarter ended December 31, 2009 that have materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information required by this Item 10 related to our directors is incorporated by reference to the information to be included under "Item 1. Election of Directors" of our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held May 21, 2010 ("2010 Proxy Statement"). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information to be included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2010 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference to the information to be included under the heading "Nomination of Directors and Other Business of Stockholders" in our 2010 Proxy Statement. Information about our Audit Committee, including its members, and our Audit Committee financial experts, is incorporated by reference to the information to be included under the headings "Audit Committee Matters" in our 2010 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled "Executive Officers" in Part I of this Annual Report on Form 10-K.

        We have adopted a code of ethics that applies to all of our directors, officers and employees. This code is publicly available on our website at www.myrgroup.com. Amendments to the code of ethics or any grant of a waiver from a provision of the code requiring disclosure under applicable SEC and NASDAQ Global Market rules will be disclosed on our website or, if so required, disclosed in a Current Report on Form 8-K filed with the SEC. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

Item 11.    Executive Compensation.

        The information required by this Item 11 is incorporated by reference to the information to be included in our 2010 Proxy Statement under the headings "Director Compensation" and "Compensation Discussion and Analysis."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item 12 is incorporated by reference to the information to be included in our 2010 Proxy Statement under the headings "Ownership of Equity Securities," "Compensation Discussion and Analysis" and "Equity Compensation Plan Information."

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item 13 is incorporated by reference to the information to be included in our 2010 Proxy Statement under the headings "Certain Relationship and Related Person Transactions" and "Corporate Governance—Director Independence."

Item 14.    Principal Accountant Fees and Services.

        The information required by this Item 14 is incorporated by reference to the information to be included in our 2010 Proxy Statement under the heading "Audit Committee Matters—Independent Auditors' Fees."

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        i)     Documents filed as part of this Report

          (1)   The following consolidated financial statements are filed herewith in Item 8 of Part II above.

            (a)   Report of Management

            (b)   Reports of Independent Registered Public Accounting Firms

            (c)   Consolidated Balance Sheets

            (d)   Consolidated Statements of Operations

            (e)   Consolidated Statements of Stockholders' Equity

            (f)    Consolidated Statements of Cash Flows

            (g)   Notes to Consolidated Financial Statements

        ii)    Financial Statement Schedules

        All other supplemental schedules are omitted because of the absence of conditions under which they are required.

iii)
Exhibit List

Number	Description
3.1	Restated Certificate of Incorporation, incorporated by reference to exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 333-148864), filed with the SEC on January 25, 2008
3.2	Amended and Restated By-Laws, incorporated by reference to exhibit 3.2 of the Company's Registration Statement on Form S-1/A (File No. 333-148864), filed with the SEC on May 13, 2008
4.1
Registration Rights Agreement, dated December 20, 2007, between the Registrant and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 333-148864), filed with the SEC on January 25, 2008
4.2	Specimen Common Stock Certificate, incorporated by reference to exhibit 4.2 of the Company's Registration Statement on Form S-1/A (File No. 333-148864), filed with the SEC on July 14, 2008
10.1
Credit Agreement, dated August 31, 2007, between the Registrant and Fifth Third Bank, Citibank, N.A. and JPMorgan Chase Bank, National Association, incorporated by reference to exhibit 10.1 of the Company's Registration Statement on Form S-1 (File No. 333-148864), filed with the SEC on January 25, 2008
10.2
Amendment No. 1 to the Credit Agreement, dated October 26, 2007, incorporated by reference to exhibit 10.2 of the Company's Registration Statement on Form S-1 (File No. 333-148864), filed with the SEC on January 25, 2008
10.3
Amendment No. 2 to the Credit Agreement, dated January 18, 2008, incorporated by reference to exhibit 10.1 of the Company's Registration Statement on Form S-1/A (File No. 333-148864), filed with the SEC on April 24, 2008
10.4
Amendment No. 3 to the Credit Agreement, dated April 21, 2008, incorporated by reference to exhibit 10.1 of the Company's Registration Statement on Form S-1/A (File No. 333-148864), filed with the SEC on April 24, 2008
10.5
Amended and Restated 2006 Stock Option Plan, incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-08325), filed with the SEC on August 10, 2009
10.6
Form of Option Award under 2006 Stock Option Plan, incorporated by reference to exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-08325), filed with the SEC on August 10, 2009
10.7	2007 Long-Term Incentive Plan, incorporated by reference to exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 333-148864), filed with the SEC on January 25, 2008
10.8
Form of Non-Management Option Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.3 of the Company's Registration Statement on Form S-8 (File No. 333-156501), filed with the SEC on December 30, 2008
10.9
Form of Director Option Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.4 of the Company's Registration Statement on Form S-8 (File No. 333-156501), filed with the SEC on December 30, 2008

Number	Description
10.10	Form of Management Option Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.5 of the Company's Registration Statement on Form S-8 (File No. 333-156501), filed with the SEC on December 30, 2008
10.11
Employment Agreement, dated December 31, 2008, between the Registrant and William A. Koertner, incorporated by reference to exhibit 10.9 of the Company's 2008 Annual Report on Form 10-K (File No. 001-08325), filed with the SEC on March 12, 2009
10.12
Employment Agreement, dated December 31, 2008, between the Registrant and Gerald B. Engen, Jr., incorporated by reference to exhibit 10.10 of the Company's 2008 Annual Report on Form 10-K (File No. 001-08325), filed with the SEC on March 12, 2009
10.13
Employment Agreement, dated December 31, 2008, between the Registrant and John A. Fluss, incorporated by reference to exhibit 10.11 of the Company's 2008 Annual Report on Form 10-K (File No. 001-08325), filed with the SEC on March 12, 2009
10.14
Employment Agreement, dated December 31, 2008, between the Registrant and William H. Green, incorporated by reference to exhibit 10.12 of the Company's 2008 Annual Report on Form 10-K (File No. 001-08325), filed with the SEC on March 12, 2009
10.15
Employment Agreement, dated December 31, 2008, between the Registrant and Marco A. Martinez, incorporated by reference to exhibit 10.13 of the Company's 2008 Annual Report on Form 10-K (File No. 001-08325), filed with the SEC on March 12, 2009
10.16
Employment Agreement, dated December 31, 2008, between the Registrant and Richard S. Swartz, Jr., incorporated by reference to exhibit 10.14 of the Company's 2008 Annual Report on Form 10-K (File No. 001-08325), filed with the SEC on March 12, 2009
21.1	List of Subsidiaries†
23.1	Consent of Ernst & Young LLP†
24.1	Power of Attorney†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†

†
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYR GROUP INC. (Registrant)
March 15, 2010	/s/ MARCO A. MARTINEZ
	Name:	Marco A. Martinez
	Title:	Vice President, Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

* William A. Koertner		Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2010
/s/ MARCO A. MARTINEZ Marco A. Martinez		Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2010
* Jack L. Alexander		Director	March 15, 2010
* Larry F. Altenbaumer		Director	March 15, 2010
* Henry W. Fayne		Director	March 15, 2010
* Betty R. Johnson		Director	March 15, 2010
* Gary R. Johnson		Director	March 15, 2010
* William D. Patterson		Director	March 15, 2010
* Carter A. Ward		Director	March 15, 2010
* By:	/s/ MARCO A. MARTINEZ (Marco A. Martinez) (Attorney-in-fact)	March 15, 2010