Form 10-Q
period 2010-03-31
MYR GROUP INC.
filed 2010-05-10
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of May 7, 2010 there were 19,886,957 outstanding shares of the registrant's $0.01 par value common stock.

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

i

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2009	March 31, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,576	$37,120
Accounts receivable, net of allowances of $1,114 and $1,046, respectively	100,652	86,351
Costs and estimated earnings in excess of billings on uncompleted contracts	30,740	31,893
Deferred income tax assets	10,186	10,186
Receivable for insurance claims in excess of deductibles	8,082	8,452
Refundable income taxes	3,036	2,650
Other current assets	3,308	3,155

Total current assets	193,580	179,807
Property and equipment, net of accumulated depreciation of $33,566 and $37,313, respectively	88,032	85,483
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $1,553 and $1,637, respectively	11,539	11,455
Other assets	1,899	1,892

Total assets	$341,649	$325,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,880	$30,345
Billings in excess of costs and estimated earnings on uncompleted contracts	25,663	18,674
Accrued self insurance	33,100	33,395
Other current liabilities	22,122	18,666

Total current liabilities	120,765	101,080
Long-term debt, net of current maturities	30,000	30,000
Deferred income tax liabilities	15,870	15,870
Other liabilities	899	848

Total liabilities	167,534	147,798

Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2009 and March 31, 2010	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 19,807,421 and 19,881,882 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively	198	198
Additional paid-in capital	142,679	143,222
Retained earnings	31,238	34,018

Total stockholders' equity	174,115	177,438

Total liabilities and stockholders' equity	$341,649	$325,236

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended March 31,
	2009	2010
Contract revenues	$132,935	$148,889
Contract costs	115,902	133,720

Gross profit	17,033	15,169
Selling, general and administrative expenses	11,974	10,564
Amortization of intangible assets	84	84
Gain on sale of property and equipment	(57)	(190)

Income from operations	5,032	4,711
Other income (expense)
Interest income	122	11
Interest expense	(222)	(203)
Other, net	(60)	(30)

Income before provision for income taxes	4,872	4,489
Income tax expense	1,989	1,709

Net income	$2,883	$2,780

Income per common share:
—Basic	$0.15	$0.14
—Diluted	$0.14	$0.13
Weighted average number of common shares and potential common shares outstanding:
—Basic	19,712,811	19,821,127
—Diluted	20,716,255	20,733,287

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2009	2010
Cash flows from operating activities:
Net income	$2,883	$2,780
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities—
Depreciation and amortization of property and equipment	3,165	3,940
Amortization of intangible assets	84	84
Stock-based compensation expense	231	424
Excess tax benefit from stock-based awards	—	(16)
Gain on sale of property and equipment	(57)	(190)
Other non-cash items	21	21
Changes in operating assets and liabilities
Accounts receivable, net	8,216	14,301
Costs and estimated earnings in excess of billings on uncompleted contracts	2,061	(1,153)
Receivable for insurance claims in excess of deductibles	42	(370)
Other assets	51	541
Accounts payable	(5,393)	(9,544)
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,370)	(6,989)
Accrued self insurance	(475)	295
Other liabilities	(4,047)	(3,491)

Net cash flows provided by (used in) operating activities	(588)	633

Cash flows from investing activities:
Proceeds from sale of property and equipment	125	190
Purchases of property and equipment	(7,521)	(1,382)

Net cash flows used in investing activities	(7,396)	(1,192)

Cash flows from financing activities:
Payments of capital lease obligations	(8)	(16)
Employee stock option transactions	—	103
Excess tax benefit from stock-based awards	—	16
Equity financing costs	(10)	—

Net cash flows provided by (used in) financing activities	(18)	103

Net decrease in cash and cash equivalents	(8,002)	(456)
Cash and cash equivalents:
Beginning of period	42,076	37,576

End of period	$34,074	$37,120

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

        The Company performs construction services in two business segments: Transmission and Distribution ("T&D"), and Commercial and Industrial ("C&I"). T&D customers include electric utilities, cooperatives and municipalities nationwide. The Company's broad range of services includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. The Company also provides C&I electrical contracting services to facility owners and general contractors in the western United States.

2. Basis of Presentation

Interim Consolidated Financial Information

        The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial condition of the Company as of March 31, 2010, and the results of operations, and cash flows for the three months ended March 31, 2009 and 2010. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the full year or the results for any future periods. The consolidated balance sheet as of December 31, 2009 has been derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2009, included in the Company's annual report on Form 10-K.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

2. Basis of Presentation (Continued)

Recently Issued Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standard update to ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), which required new disclosures and clarified existing disclosures about fair value measurement. Specifically, this update amends ASC 820 to now require: (a) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, this update clarifies the requirements of the following existing disclosures: (a) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (b) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This update became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which will become effective for interim and reporting periods beginning after December 15, 2010. Although the adoption of this standard modification did not have an impact on the Company's consolidated financial condition, results of operations or cash flows, there may be impacts to the Company's financial statement disclosures in the future.

        In February 2010, the FASB issued an accounting standard update to ASC Topic 855, Subsequent Events, which eliminated the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This standard became effective upon issuance, with limited exceptions. Although, the adoption of this standard update did not have an impact on the Company's consolidated financial condition, results of operations or cash flows, there were impacts to the Company's financial statement disclosures.

3. Fair Value Measurements

        The accounting guidance provided by ASC 820 defines fair value, establishes methods used to measure fair value, and expands disclosure requirements about fair value measurements. The fair value accounting guidance establishes a three-tier hierarchy of fair value measurement, which prioritizes the inputs used in measuring fair value based upon their degree of availability in external active markets. These tiers include: Level 1 (the highest priority), defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 (the lowest priority), defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        As of March 31, 2010, the carrying value of cash and cash equivalents, accounts receivable and payable, accrued liabilities, and certain other financial assets and liabilities approximated fair value due to the short maturities of these instruments.

        As of March 31, 2010, the Company held cash equivalents that were subject to the disclosure requirements of the fair value accounting guidance. These items included money market funds held in deposit at a national bank and short-term certificates of deposit held on account under the Certificate

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

3. Fair Value Measurements (Continued)

of Deposit Account Registry Services (CDARS) program. The combined net carrying value of the Company's cash and cash equivalents was $37,120, which was equal to the fair value at March 31, 2010 based upon Level 1 inputs.

        The carrying amount reported in the consolidated balance sheet as of March 31, 2010 for long term debt was $30,000. Using a discounted cash flow technique that incorporates a market interest rate adjusted for risk profile based upon Level 3 inputs, the Company estimated the fair value of its debt to be $29,470 as of March 31, 2010.

4. Supplemental Cash Flows

        Supplemental disclosures of cash flow information are as follows:

	Three months ended March 31,
	2009	2010
Cash paid during the period for:
Income taxes	$293	$1,365
Interest expense	203	183
Noncash investing activities:
Acquisition of property and equipment for which payment was pending	314	211
Acquisition of property and equipment under capital lease obligations	45	—

        As of December 31, 2009, the Company had purchased $202 of property and equipment for which payment was pending, all of which was paid during the three months ended March 31, 2010. As of March 31, 2010, the Company recorded additional property and equipment of approximately $211 for which payment was pending.

5. Contracts in Process

        The net asset (liability) position for contracts in process consisted of the following:

	December 31, 2009	March 31, 2010
Costs incurred on uncompleted contracts	$839,315	$862,909
Estimated earnings	95,669	97,685

	934,984	960,594
Less: Billings to date	929,907	947,375

	$5,077	$13,219

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

5. Contracts in Process (Continued)

        The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	December 31, 2009	March 31, 2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$30,740	$31,893
Billings in excess of costs and estimated earnings on uncompleted contracts	(25,663)	(18,674)

	$5,077	$13,219

6. Income Taxes

        The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rates for the three months ended March 31, 2009 and 2010 was principally due to state income taxes.

        The Company had approximately $836 and $795 of total unrecognized tax benefits as of December 31, 2009 and March 31, 2010, respectively, which was included in other liabilities in the accompanying consolidated balance sheets. For the three months ended March 31, 2010, the Company recorded an additional $42 in unrecognized tax benefits related to the net activity of current and prior year positions, which was offset by a reduction in unrecognized tax benefits of $83 related to the closure of a federal tax audit for the 2007 tax year.

        The Company's policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense as a result of the unrecognized tax benefits was an expense of $1 and a benefit of $2, for the three months ended March 31, 2009 and 2010, respectively.

        The Company does not anticipate that there will be any material changes to the total unrecognized tax benefits within the next 12 months.

        The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for certain open tax years (2006, 2008 and 2009), and by various state authorities for the years 2005 through 2009.

7. Commitments and Contingencies

Letters of Credit

        At both December 31, 2009 and March 31, 2010, the Company had one outstanding irrevocable standby letter of credit totaling $15,000 related to the Company's payment obligation under its insurance programs.

Leases

        The Company leases real estate and construction and certain office equipment under operating leases with terms ranging from one to five years. Future minimum lease payments for these operating

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

7. Commitments and Contingencies (Continued)

leases subsequent to March 31, 2010, are as follows: $6,570 for the remainder of 2010, $5,829 for 2011, $3,418 for 2012, $990 for 2013, and $29 for 2014.

        The Company has guaranteed the residual value of the underlying assets under certain equipment operating leases at the date of termination of such leases. The Company has agreed to pay any differences between this residual value and the fair market value of each underlying asset as of the lease termination date. As of March 31, 2010, the maximum guaranteed residual value was approximately $1,458. The Company does not believe that significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future payments will not be required.

Purchase Commitments for Construction Equipment

        As of March 31, 2010, the Company has approximately $2,777 in outstanding purchase obligations for certain construction equipment with cash outlay requirements scheduled to occur over the next five months.

Employment Agreements

        As of December 31, 2009, the Company had recorded a contingent termination payment liability of approximately $1,628 related to the employment agreements it entered into with six executive officers in December 2007, which were amended in December 2008 (each an "Employment Agreement"). The liability recorded, which was included in other current liabilities in the accompanying consolidated balance sheet as of December 31, 2009, represented the amount the named executive officers would have been eligible to receive under the terms of the original Employment Agreements if they were to voluntarily terminate employment without "good reason" (as defined in the Employment Agreements) at any time.

        In March 2010, the Company amended and restated the Employment Agreements, which, among other things, removed the provision for severance pay subject to a voluntary termination without good reason. The revised severance pay provisions in the Employment Agreements are all under the employer's control. Therefore, the Company has eliminated the $1,628 liability related to this provision during the three months ended March 31, 2010. The benefit of reversing this liability was included as a reduction to selling, general and administrative expenses in the accompanying consolidated statement of operations.

Surety Bonds

        In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company has indemnified its sureties for any expenses paid out under these performance bonds. As of March 31, 2010, the total amount of outstanding performance bonds was approximately $456,813, and the estimated cost to complete these bonded projects was approximately $97,815.

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

        The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of our present business as well as in respect of our divested businesses. Some of these include claims related to our current services and operations, and asbestos-related claims concerning historic operations of a predecessor affiliate. The Company believes that it has strong defenses to these claims as well as adequate insurance coverage in the event any asbestos-related claim is not resolved in our favor. These claims have not had a material impact on the Company to date and the Company believes that the likelihood that a future material adverse outcome will result from these claims is remote. However, if facts and circumstances change in the future, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

8. Stock-Based Compensation

        In November 2007, the Board of Directors approved the Long-Term Incentive Plan (the "LTIP") for the Company. Upon the adoption of the LTIP, the Company no longer grants awards under the 2006 Stock Option Plan. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, or (i) any combination of such awards. The LTIP permits the granting of up to 2,000,000 shares of common stock to directors, officers and employees of the Company.

Stock Options

        On March 24, 2010, the Company granted options to purchase 106,912 shares of the Company's common stock to various employees, including the Company's executive officers. These new stock option awards will vest ratably over a three-year period. The grant date fair value of these option awards was approximately $8.72 per share, using the Black-Scholes-Merton option-pricing model. These stock options are subject to certain claw-back provisions, as defined in the grant agreement.

        Based upon a weighted-average grant date fair value of approximately $7.22 per share, the Company recognized stock compensation expense related to all stock options granted under the LTIP of approximately $231 and $416 for the three months ended March 31, 2009 and 2010, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The stock compensation expense for the three months ended March 31, 2010,

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

8. Stock-Based Compensation (Continued)

included approximately $180 related to the accelerated vesting of stock options of one of the Company's executive officers due to him reaching normal retirement age, as defined in his stock option grant agreements.

        As of March 31, 2010, there was approximately $2,335 of total unrecognized compensation cost related to stock options granted under the LTIP, net of estimated forfeitures. This cost is expected to be recognized over a weighted average vesting period of approximately 2.2 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

        During the full year 2009, the Company issued 94,610 new shares to option holders upon the exercise of vested stock options. During the three months ended March 31, 2010, the Company issued 20,646 new shares to option holders upon the exercise of vested stock options. Cash received from option exercises for the three months ended March 31, 2010 was $103. The excess tax benefit realized from option exercises for the three months ended March 31, 2010 was $16. The total intrinsic value of stock options exercised during the three months ended March 31, 2010 was $241. No stock options were exercised during the three months ended March 31, 2009.

        It is the Company's policy to issue new shares upon the exercise of stock options. The Company has also been given authorization from the Board of Directors to use its discretion to repurchase shares from time-to-time based upon the volume of stock options that have been exercised. To date, the Company has not made any such repurchases.

Restricted Stock

        On March 24, 2010, the Company granted restricted stock awards covering 50,323 shares of common stock to various employees, including the Company's executive officers, and 3,492 shares of common stock to certain eligible members of the Board of Directors. The restricted stock awards granted to employees will vest ratably over a five-year period, while the restricted stock awards granted to the Board of Directors will vest ratably over a three-year period. During the restriction period, the restricted stockholders are entitled to all of the same rights of a common stockholder with respect to the shares, including the right to vote and receive dividends. These restricted stock awards are also subject to certain claw-back provisions, as defined in the grant agreements.

        The grant date fair value of the restricted stock awards was $17.18 per share, which was equal to the closing trading price on the date of grant. Stock compensation expense related to these awards will be amortized on a straight-line basis over the applicable vesting period, net of estimated forfeitures. For the three months ended March 31, 2010, the Company recognized stock compensation expense of approximately $4, which was included in selling, general and administrative expenses in the accompanying consolidated statement of operations. There were no restricted stock awards granted prior to 2010.

        As of March 31, 2010, there was approximately $907 of total unrecognized compensation cost related to non-vested restricted stock granted under the LTIP. This cost is expected to be recognized over a weighted average vesting period of approximately 4.9 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

8. Stock-Based Compensation (Continued)

Performance Awards

        On March 24, 2010, the Company granted performance stock awards covering 40,741 shares of common stock to certain key management personnel, including the Company's executive officers. These performance stock awards will cliff vest on the third anniversary of the grant date, subject to a performance condition of achieving certain specified levels of the Company's return-on-equity ("ROE"), as defined in the grant agreements, over a performance measurement period from January 1, 2010 to December 31, 2012. If the Company achieves an ROE that is equal to or greater than the threshold ROE, as defined in the grant agreements, the payment of the performance stock awards will vary depending upon the actual ROE that the Company achieves over the performance period, with the potential payout ranging from a minimum of 50% to a maximum of 200% of the target award. However, if the Company were to achieve an ROE that is less than the threshold ROE, there would not be any payout under these awards and the awards would be forfeited. Additionally, these performance stock awards are subject to certain claw-back provisions, as defined in the grant agreements.

        The grant date fair value of the performance stock awards was $17.18 per share. The Company will recognize stock compensation expense related to these awards based upon its determination of the potential achievement of the ROE target at each reporting date, net of estimated forfeitures. The stock compensation expense to be recognized will be amortized on a straight-line basis over the three-year vesting period. For the three months ended March 31, 2010, the Company recognized stock compensation expense of approximately $4, which was included in selling, general and administrative expenses in the accompanying consolidated statement of operations. There were no performance share awards granted prior to 2010.

        As of March 31, 2010, there was approximately $685 of total unrecognized compensation cost related to non-vested performance awards granted under the LTIP. This cost is expected to be recognized over a weighted average vesting period of approximately 3.0 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

9. Segment Information

        The information in the following table was derived from the segment's internal financial reports used for corporate management purposes:

	Three months ended March 31,
	2009	2010
Contract revenues:
T&D	$99,677	$102,834
C&I	33,258	46,055

	$132,935	$148,889

Operating income (loss):
T&D	$7,378	$6,123
C&I	2,682	2,214
General Corporate	(5,028)	(3,626)

	$5,032	$4,711

10. Earnings Per Share

        The Company calculates net income per common share in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share is computed similarly, except that it reflects the potential dilutive impact that would occur if dilutive securities were exercised into common shares.

        In March 2010, the Company issued certain restricted stock awards which vest over a service period that ranges from three to five years. These awards contain non-forfeitable rights to dividends or dividend equivalents. Awards containing such rights that are unvested are considered to be participating securities and would be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, earnings are allocated between the Company's common stockholders and participating securities. The application of the two-class method during the three months ended March 31, 2010, did not have a material impact on the earnings per share calculation.

        Potential common shares related to the assumed exercise of stock options of 538,000 (with a weighted average exercise price of $13.00) and 106,912 (with a weighted average exercise price of $17.18), for the three months ended March 31, 2009 and 2010, respectively, were not included in the denominator of the diluted earnings per share calculation as the inclusion of such shares would either be anti-dilutive or the exercise price was greater than the average market price of the Company's common stock for the period. Additionally, for the three months ended March 31, 2010, potential common shares related to the unvested portion of restricted stock and performance awards of 53,815 and 40,741, respectively, both with a weighted average grant date fair value of $17.18, were also not included in the denominator of the diluted earnings per share calculation as the inclusion of such shares would be anti-dilutive.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

10. Earnings Per Share (Continued)

        The weighted average number of common shares used to compute basic and diluted net income per share were as follows:

	Three months ended March 31,
	2009	2010
Weighted average basic common shares outstanding	19,712,811	19,821,127
Assumed exercise of stock options	1,003,444	912,160

Weighted average diluted common shares outstanding	20,716,255	20,733,287

11. Subsequent Events

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion should be read in conjunction with the accompanying consolidated financial statements as of December 31, 2009 and March 31, 2010, and for the three months ended March 31, 2009 and 2010, and with our annual report on Form 10-K for the year ended December 31, 2009 (the "2009 Annual Report"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed herein under the captions labeled "Cautionary Statement Concerning Forward-Looking Statements and Information" and "Risk Factors", as well as in the 2009 Annual Report. We assume no obligation to update any of these forward-looking statements.

Overview

        We are a leading specialty contractor serving the electrical infrastructure market in the United States. We are one of the largest national contractors servicing the T&D sector of the United States electric utility industry. Our T&D customers include electric utilities, cooperatives and municipalities. We provide a broad range of services which includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. We also provide C&I electrical contracting services to facility owners and general contractors in the western United States.

        We had consolidated revenues, for the three months ended March 31, 2010, of $148.9 million, of which 69.1% was attributable to our T&D customers and 30.9% was attributable to our C&I customers. For the three months ended March 31, 2010, our net income and EBITDA(1) were $2.8 million and $8.7 million, respectively, compared to $2.9 million and $8.2 million for the three months ended March 31, 2009.

(1)
EBITDA, a performance measure used by management, is defined as net income plus: interest income and expense, provision for income taxes and depreciation and amortization, as shown in the table below. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from the presentation of, EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company's operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired.

Using EBITDA as a performance measure has material limitations as compared to net income, or other financial measures as defined under U.S. GAAP as it excludes certain recurring items which may be meaningful to investors. EBITDA excludes interest expense or interest income; however, as we have borrowed money in order to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are a necessary element of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense, interest income, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net income in each period, so as to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after tax basis. Using both EBITDA and net income to evaluate the business allows management and investors to (a) assess our relative performance against our competitors, and (b) monitor our capacity to generate returns for our stockholders.

  The following table provides a reconciliation of net income to EBITDA:

	Three months ended March 31,
(dollars in thousands)	2009	2010
Reconciliation of Net Income to EBITDA:
Net Income	$2,883	$2,780
Add/(subtract):
Interest expense (income), net	100	192
Provision for income taxes	1,989	1,709
Depreciation & amortization	3,249	4,024

EBITDA	$8,221	$8,705

  We also use EBITDA as a liquidity measure. We believe that EBITDA is important in analyzing our liquidity because it is a key component of certain material covenants contained within our syndicated credit facility (the "Credit Agreement"). Non-compliance with these financial covenants under the Credit Agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, likely causing us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in the Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure would be useful to investors and relevant to their assessment of our capacity to service, or incur, debt.

  The following table provides a reconciliation of EBITDA to net cash flows provided by (used in) operating activities:

	Three months ended March 31,
(dollars in thousands)	2009	2010
Reconciliation of EBITDA to Net Cash Flows Provided By (Used In) Operating Activities:
EBITDA	$8,221	$8,705
Add/(subtract):
Interest income (expense), net	(100)	(192)
Provision for income taxes	(1,989)	(1,709)
Depreciation & amortization	(3,249)	(4,024)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities	3,444	4,263
Changes in operating assets and liabilities	(6,915)	(6,410)

Net cash flows provided by (used in) operating activities	$(588)	$633

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

Employment Agreements

        As discussed in Note 7. "Commitments and Contingencies—Employment Agreements" in the accompanying Notes to Consolidated Financial Statements, we amended and restated the employment agreements with our six named executive officers in March 2010. Among other things, the amendment removed the provision for severance payments under certain circumstances. As a result, we eliminated a $1.6 million liability related to this provision during the three months ended March 31, 2010.

Backlog

        As of March 31, 2010, our backlog was approximately $199.5 million, consisting of $142.9 million and $56.6 million in our T&D and C&I segments, respectively. As of March 31, 2009, our backlog was approximately $294.6 million, consisting of $214.2 million and $80.4 million in our T&D and C&I segments, respectively. Changes in backlog from period to period are primarily the result of fluctuations in the timing and revenue recognition of contracts. The decrease in backlog between 2009 and 2010 was primarily related to the contract completion process and resulting revenue recognition of a few significant contracts that were awarded during the third quarter of 2008 and have not yet been replaced by contracts of similar size.

        We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, minus the revenue we have recognized under such contracts, as "backlog." We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. For our unit-price, time-and-equipment, time-and-materials, and cost-plus contracts, our projected revenue for a three-month period is included in the calculation of backlog, regardless of the duration of the contract, which typically exceeds such three-month period. These types of contracts are generally awarded as part of master service agreements ("MSAs") which typically have a one- to three-year duration from execution. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator.

        Certain of the projects that we undertake are not completed in one accounting period. Revenue on construction contracts is recorded on the percentage-of-completion accounting method determined by the ratio of cost incurred to date on the contracts (excluding uninstalled direct materials) to management's estimates of total contract costs. Projected losses are provided for in their entirety when identified. There can be no assurance as to our customers' requirements or that our estimates of existing and future needs under MSAs, or the values of our cost or time-dependent contracts, are accurate and, therefore, our backlog may not be realized as part of our future revenues.

Project Bonding Requirements

        Approximately 30.5% of our business by revenue, for both of the three-month periods ended March 31, 2009 and 2010, required surety bonds or other means of financial assurance to secure contractual performance. If we fail to perform or pay subcontractors and vendors, the customer may demand that the surety provide services or make payments under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the bonds. As of March 31, 2010, the total amount of bonded backlog was approximately $108.6 million, which represented approximately 54.5% of our backlog.

Consolidated Results of Operations

        The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the period indicated (dollars in thousands):

	Three months ended March 31,
	2009		2010
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues	$132,935	100.0%	$148,889	100.0%
Contract costs	115,902	87.2	133,720	89.8

Gross profit	17,033	12.8	15,169	10.2
Selling, general and administrative expenses	11,974	9.0	10,564	7.1
Amortization of intangible assets	84	0.1	84	0.1
Gain on sale of property and equipment	(57)	—	(190)	(0.1)

Income from operations	5,032	3.8	4,711	3.1
Other income (expense)
Interest income	122	0.1	11	—
Interest expense	(222)	(0.2)	(203)	(0.1)
Other, net	(60)	—	(30)	—

Income before provision for income taxes	4,872	3.7	4,489	3.0
Income tax expense	1,989	1.5	1,709	1.1

Net income	$2,883	2.2%	$2,780	1.9%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2010

        Revenues.    Revenues increased $16.0 million, or 12.0%, from $132.9 million for the three months ended March 31, 2009 to $148.9 million for the three months ended March 31, 2010. The majority of the increase in revenues was the result of a significant increase in revenues from a few large projects (greater than $10.0 million in contract value) in both the T&D and C&I segments, which was partially offset with an overall reduction in revenues on smaller projects (less than $3.0 million in contract value) in both reporting segments.

        Gross Profit.    Gross profit decreased approximately $1.9 million, or 10.9%, from $17.0 million for the three months ended March 31, 2009 to $15.2 million for the three months ended March 31, 2010. As a percentage of overall revenues, gross profit margin decreased from 12.8% for the three months ended March 31, 2009 to 10.2% for the three months ended March 31, 2010. For the three months ended March 31, 2010, we experienced pressures on margins due to lower productivity levels compared to plan on certain contracts, coupled with overall margin pressures from increased competition. The decrease in gross profit was mainly attributable to an overall reduction in contract margins on smaller T&D projects (less than $3.0 million in contract value) of approximately $3.3 million, which was partially offset by an overall net increase of approximately $0.6 million in contract margins on larger projects (greater than $10.0 million in contract value) period over period.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $1.4 million, or 11.8%, from $12.0 million for the three months ended March 31, 2009 to $10.6 million for the three months ended March 31, 2010. The decrease was primarily due to the elimination of a $1.6 million severance liability as a result of the amended employment agreements of our executive officers. The decrease was partially offset by an increase in certain incremental employee benefit costs. As a percentage of revenues, these expenses decreased from 9.0% for the three months ended March 31, 2009 to 7.1% for the three months ended March 31, 2010.

        Gain on Sale of Property and Equipment.    Gains from the sale of property and equipment increased $0.1 million from $0.1 million for the three months ended March 31, 2009 to $0.2 million for the three months ended March 31, 2010. Gains from the sale of property and equipment were the result of routine sales of property and equipment that we determined were no longer useful or valuable to our ongoing operations.

        Interest Income.    Interest income decreased $0.1 million from $0.1 million for the three months ended March 31, 2009 to less than $0.1 million for the three months ended March 31, 2010 due to the overall decrease in interest rates earned on our average daily cash balance.

        Interest Expense.    Interest expense remained constant at $0.2 million for the three months ended March 31, 2009 and 2010.

        Provision for Income Taxes.    The provision for income taxes was $2.0 million for the three months ended March 31, 2009, with an effective tax rate of 40.8% compared to $1.7 million for the three months ended March 31, 2010, with an effective tax rate of 38.1%. The decrease in effective tax rate was mainly due to an increase in certain domestic production tax credits available to us and a small reduction in our accrual for unrecognized tax benefits due to the closure of a federal tax audit during the three months ended March 31, 2010.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three months ended March 31,
	2009		2010
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$99,677	75.0%	$102,834	69.1%
Commercial & Industrial	33,258	25.0	46,055	30.9

Total	$132,935	100.0	$148,889	100.0

Operating income (loss):
Transmission & Distribution	$7,378	7.4	$6,123	6.0
Commercial & Industrial	2,682	8.1	2,214	4.8

Total	10,060	7.6	8,337	5.6
Corporate	(5,028)	(3.8)	(3,626)	(2.4)

Consolidated	$5,032	3.8%	$4,711	3.2%

Transmission & Distribution

        Revenues for our T&D segment for the three months ended March 31, 2009 were $99.7 million compared to $102.8 million for the three months ended March 31, 2010, an increase of approximately $3.2 million or 3.2%. The increase in revenues was the result of a significant increase in revenues from a few large projects. Revenues from transmission projects represented 68.6% and 61.4% of T&D segment revenue for the three months ended March 31, 2009 and 2010, respectively. Additionally, for the three months ended March 31, 2009, measured by revenue in our T&D segment, we provided 28.0% of our T&D services under fixed price contracts, as compared to 22.0% for the three months ended March 31, 2010.

        Operating income for our T&D segment for the three months ended March 31, 2009 was $7.4 million compared to $6.1 million for the three months ended March 31, 2010, a decrease of $1.3 million or 17.0%. As a percentage of revenues, operating income decreased from 7.4% for the three months ended March 31, 2009 to 6.0% for the three months ended March 31, 2010. The decrease in operating income in the T&D segment was mainly attributable to an overall reduction in margins on smaller T&D contracts (less than $3.0 million in contract value) of approximately $3.3 million, which was partially due to lower productivity levels compared to plan on certain contracts, as well as increased competition in bidding activity. The decrease in margins on smaller contracts was partially offset with an overall increase in margins on large transmission contracts (greater than $10.0 million in contract value) of approximately $2.1 million. This increase in margins from large transmission contracts during the current period is inclusive of the impact of a reduction in the estimated cost to complete on a few contracts.

Commercial & Industrial

        Revenues for our C&I segment for the three months ended March 31, 2009 were $33.3 million compared to $46.1 million for the three months ended March 31, 2010, an increase of $12.8 million or 38.5%. The increase in revenues is due mainly to the significant increase in revenues derived from a few large projects. Additionally, for the three months ended March 31, 2009, measured by revenue in our C&I segment, we provided 45.6% of our services under fixed price contracts, as compared to 25.4% for the three months ended March 31, 2010.

        Operating income for our C&I segment for the three months ended March 31, 2009 was $2.7 million compared to $2.2 million for the three months ended March 31, 2010, a decrease of $0.5 million or 17.4%. As a percentage of revenues, operating income decreased from 8.1% for the three months ended March 31, 2009 to 4.8% for the three months ended March 31, 2010. The decrease in operating income in the C&I segment was mainly attributable to an overall reduction in margins on large C&I contracts (greater than $10.0 million in contract value) of approximately $1.5 million. This decrease in contract margins was due to lower productivity levels compared to plan on a few large contracts, as well as increased competition.

Liquidity and Capital Resources

        As of March 31, 2010, we had cash and cash equivalents of $37.1 million, positive working capital of $78.7 million and long-term liabilities in the amount of $46.7 million, which consisted of the long-term portion of our term loan facility, deferred income taxes and deferred compensation obligations. We also had a $15.0 million letter of credit outstanding under the Credit Agreement. During the three months ended March 31, 2010, consolidated operating activities of our business resulted in net cash flow generated from operations of $0.6 million compared to net cash used in operations of $0.6 million for the three months ended March 31, 2009. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide our customers. During the three months ended March 31 2010, we used net cash in investing activities of $1.2 million, including $1.4 million used for capital expenditures, offset by approximately $0.2 million of proceeds from the sale of property and equipment. During the three months ended March 31 2010, we generated net cash from financing activities of $0.1 million, resulting primarily from net cash received from the exercise of stock options and the related tax benefits.

        The changes in various consolidated balance sheet accounts (such as, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable, and billings in excess of costs and estimated earnings on uncompleted contracts) are due to normal timing fluctuations in our operating activities.

        We anticipate that our cash and cash equivalents on hand, the $60.0 million borrowing availability under the Credit Agreement, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures. We expect that our capital spending in 2010 will be reasonably consistent with our 2009 capital spending. Although we believe that we have adequate cash and availability under our credit facility to meet these needs, our involvement in any large-scale initiatives to rebuild the United States electric power grid may require additional working capital, depending upon the size and duration of the project and the financial terms of the underlying agreement.

Debt Instruments

        On August 31, 2007, we entered into an agreement for a $125.0 million senior secured credit facility which provides for a $75.0 million revolving credit line (which may be increased or decreased in accordance with the terms of the related credit agreement) and a $50.0 million term loan facility. At our option, borrowings under the Credit Agreement bear interest at either (1) the greater of a prime rate or the federal funds rate plus a spread based upon our leverage ratio or (2) an adjusted London Interbank Offered Rate ("LIBOR") plus a spread based upon our leverage ratio. There were $30.0 million of borrowings outstanding under the facility accruing interest at 1.25% (which is equal to an adjusted one-month LIBOR plus a spread of 1.0%) at March 31, 2010. As of March 31, 2010, we had a $15.0 million letter of credit outstanding, which reduced our borrowing capacity under the revolving credit line. The Credit Agreement expires on August 31, 2012. We had $60.0 million available under the Credit Agreement as of March 31, 2010.

        The terms of the Credit Agreement require, among other things, that we adhere to a maximum leverage ratio and maintain a minimum EBITDA-based interest coverage ratio, both of which are defined under the Credit Agreement and determined on a rolling four consecutive quarter basis. The EBITDA-based interest coverage ratio covenant requires us to have a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. We are also required to have a leverage ratio of no more than 3.0 to 1.0. As of March 31, 2010, our interest coverage ratio was in excess of 49.0 to 1.0 and our leverage ratio was less than 1.0 to 1.0, both within the required covenant levels permitted under the Credit Agreement.

        The Credit Agreement also includes other specific limits or restrictions on additional indebtedness, liens and capital expenditure activity. Our obligations under the Credit Agreement are secured by a lien on all of our property (including the capital stock of our subsidiaries) other than any property subject to a certificate of title, subject to a lease or similar interest and our real property and fixtures. As of March 31, 2010, we were in compliance with all applicable debt covenants.

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

        We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of March 31, 2010, the maximum guaranteed residual value was approximately $1.5 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

        We typically have purchase options on the equipment underlying our long term operating leases and many of our short term rental arrangements. We continue to exercise many of these purchase options as the need for equipment is on-going and the purchase option price is attractive.

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

        As of March 31, 2010, we had a $15.0 million letter of credit outstanding under the Credit Agreement to secure obligations under our casualty insurance program.

Surety Bonds

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers would reduce the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of March 31, 2010, an aggregate of approximately $456.8 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $97.8 million as of March 31, 2010.

Legal Proceedings

        For a discussion regarding legal proceedings, please refer to Note 7. "Commitments and Contingencies—Litigation and Other Legal Matters" in the accompanying Notes to Consolidated Financial Statements.

New Accounting Pronouncements

        For a discussion regarding new accounting pronouncements, please refer to Note 2. "Basis of Presentation—Recently Issued Accounting Pronouncements" in the accompanying Notes to Consolidated Financial Statements.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" included in the 2009 Annual Report.

Cautionary Statement Concerning Forward-Looking Statements and Information

        We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.

        Various statements contained in this quarterly report on Form 10-Q are forward-looking statements, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenue, income and capital spending. Our forward-looking statements are generally accompanied by words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "potential," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this quarterly report on Form 10-Q; we disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed in Item 1A. "Risk Factors" in our 2009 Annual Report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

  •
  backlog may not be realized as part of our future revenues or may not result in profits;

  •
  the timing of new contracts or termination of existing contracts may result in unpredictable fluctuations in our cash flow and financial results;

  •
  the Energy Policy Act of 2005 may not result in increased spending on electric power transmission infrastructure and the current economic conditions in the United States may lead to cancellations or delays of related projects;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of March 31, 2010, we did not have any derivative instruments. We did not use any material derivative financial instruments during the three months ended March 31, 2009 and 2010, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

        We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2010, one customer represented 23.9% of total consolidated accounts receivable (excluding the impact of allowance for doubtful accounts). No other customer represented more than 10.0% of our total consolidated accounts receivable as of March 31, 2010. For the three months ended March 31, 2010, revenues from two of those customers individually exceeded 10.0% of our total consolidated revenues, with a combined revenue from the two accounting for approximately 33.7% of our total consolidated revenues. For the three months ended March 31, 2009, no individual customer exceeded 10.0% of our total consolidated revenues. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

        Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, the federal funds rate and LIBOR. If we borrow additional amounts under the Credit Agreement, the interest rate on those borrowings will also be variable. If the prime rate, federal funds rate or LIBOR rise, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. As of March 31, 2010, we had $30 million of borrowings outstanding under the Credit Agreement. The Credit Agreement currently accrues annual interest at one-month LIBOR in effect at each month end plus a spread of 1.00%, based upon our current leverage ratio, as defined in the Credit Agreement. A 0.125% increase or decrease in the interest rate would have the effect of changing our interest expense by $37,500 per year.

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

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

        An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described in our 2009 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of our common stock and any investment in our company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    (REMOVED AND RESERVED)

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Number	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Amended and Restated By-Laws (2)
10.1	Form of Executive Officer Nonqualified Stock Option Award under 2007 Long-Term Incentive Plan †
10.2	Form of Executive Officer Restricted Stock Award under 2007 Long-Term Incentive Plan †
10.3	Form of Executive Officer Performance Share Award under 2007 Long-Term Incentive Plan †
10.4	Form of Director Restricted Stock Award under 2007 Long-Term Incentive Plan †
10.5	Form of Employment Agreement, dated March 11, 2010, between the Registrant and Executive Officer †
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) †
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 †
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 †

(1)
Incorporated by reference to exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 333-148864), filed with the SEC on January 25, 2008.

(2)
Incorporated by reference to exhibit 3.2 of the Company's Registration Statement on Form S-1/A (File No. 333-148864), filed with the SEC on May 13, 2008.

†
Filed herewith

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC. (Registrant)

May 10, 2010	/s/ MARCO A. MARTINEZ Vice President, Chief Financial Officer and Treasurer