Form 10-Q
period 2010-06-30
MYR GROUP INC.
filed 2010-08-09
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

        As of August 6, 2010 there were 19,965,887 outstanding shares of the registrant's $0.01 par value common stock.

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

i

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2009	June 30, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,576	$44,940
Accounts receivable, net of allowances of $1,114 and $1,142, respectively	100,652	92,130
Costs and estimated earnings in excess of billings on uncompleted contracts	30,740	29,812
Deferred income tax assets	10,186	10,186
Receivable for insurance claims in excess of deductibles	8,082	8,395
Refundable income taxes	3,036	2,127
Other current assets	3,308	2,446

Total current assets	193,580	190,036
Property and equipment, net of accumulated depreciation of $33,566 and $39,117, respectively	88,032	88,359
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $1,553 and $1,720, respectively	11,539	11,372
Other assets	1,899	1,871

Total assets	$341,649	$338,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,880	$35,364
Billings in excess of costs and estimated earnings on uncompleted contracts	25,663	23,776
Accrued self insurance	33,100	34,071
Other current liabilities	22,122	16,554

Total current liabilities	120,765	109,765
Long-term debt, net of current maturities	30,000	30,000
Deferred income tax liabilities	15,870	15,870
Other liabilities	899	884

Total liabilities	167,534	156,519

Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2009 and June 30, 2010	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 19,807,421 and 19,963,959 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively	198	199
Additional paid-in capital	142,679	144,148
Retained earnings	31,238	37,371

Total stockholders' equity	174,115	181,718

Total liabilities and stockholders' equity	$341,649	$338,237

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Contract revenues	$162,923	$140,285	$295,858	$289,174
Contract costs	144,146	123,572	260,048	257,292

Gross profit	18,777	16,713	35,810	31,882
Selling, general and administrative expenses	11,361	11,048	23,335	21,612
Amortization of intangible assets	83	83	167	167
Gain on sale of property and equipment	(153)	(256)	(210)	(446)

Income from operations	7,486	5,838	12,518	10,549
Other income (expense)
Interest income	52	12	174	23
Interest expense	(219)	(208)	(441)	(411)
Other, net	(51)	(53)	(111)	(83)

Income before provision for income taxes	7,268	5,589	12,140	10,078
Income tax expense	2,953	2,236	4,942	3,945

Net income	$4,315	$3,353	$7,198	$6,133

Income per common share:
—Basic	$0.22	$0.17	$0.37	$0.31
—Diluted	$0.21	$0.16	$0.35	$0.30
Weighted average number of common shares and potential common shares outstanding:
—Basic	19,727,048	19,867,530	19,719,969	19,844,457
—Diluted	20,689,524	20,790,557	20,702,087	20,760,939

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Cash flows from operating activities:
Net income	$4,315	$3,353	$7,198	$6,133
Adjustments to reconcile net income to net cash flows provided by operating activities—
Depreciation and amortization of property and equipment	3,131	3,809	6,296	7,749
Amortization of intangible assets	83	83	167	167
Stock-based compensation expense	231	392	462	816
Excess tax benefit from stock-based awards	—	(132)	—	(148)
Gain on sale of property and equipment	(153)	(256)	(210)	(446)
Other non-cash items	21	21	42	42
Changes in operating assets and liabilities
Accounts receivable, net	(1,322)	(5,779)	6,894	8,522
Costs and estimated earnings in excess of billings on
uncompleted contracts	(4,220)	2,081	(2,159)	928
Receivable for insurance claims in excess of deductibles	24	57	66	(313)
Other assets	1,049	1,364	1,100	1,905
Accounts payable	13,953	4,059	8,560	(5,485)
Billings in excess of costs and estimated earnings on
uncompleted contracts	23	5,102	(7,347)	(1,887)
Accrued self insurance	1,261	676	786	971
Other liabilities	(1,230)	(2,060)	(5,277)	(5,551)

Net cash flows provided by operating activities	17,166	12,770	16,578	13,403

Cash flows from investing activities:
Proceeds from sale of property and equipment	162	281	287	471
Purchases of property and equipment	(7,515)	(5,750)	(15,036)	(7,132)

Net cash flows used in investing activities	(7,353)	(5,469)	(14,749)	(6,661)

Cash flows from financing activities:
Payments of capital lease obligations	(5)	(16)	(13)	(32)
Employee stock option transactions	134	403	134	506
Excess tax benefit from stock-based awards	—	132	—	148
Equity financing costs	(1)	—	(11)	—

Net cash flows provided by financing activities	128	519	110	622

Net increase in cash and cash equivalents	9,941	7,820	1,939	7,364
Cash and cash equivalents:
Beginning of period	34,074	37,120	42,076	37,576

End of period	$44,015	$44,940	$44,015	$44,940

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

        The Company performs construction services in two business segments: Transmission and Distribution ("T&D") and Commercial and Industrial ("C&I"). T&D customers include electric utilities, cooperatives and municipalities nationwide. The Company's broad range of services includes design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair throughout the continental United States. The Company also provides C&I electrical contracting services to facility owners and general contractors in the western United States.

2. Basis of Presentation

Interim Consolidated Financial Information

        The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and with the instructions pursuant to the rules and regulations of the SEC. Accordingly, the financial statements do not include all the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial condition of the Company as of June 30, 2010, and the results of operations, and cash flows for the three and six months ended June 30, 2009 and 2010. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results for the full year or the results for any future periods. The consolidated balance sheet as of December 31, 2009 has been derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2009, included in the Company's annual report on Form 10-K.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The most significant estimates are related to the accounts receivable reserve, estimates to complete on contracts, insurance reserves, tax reserves, recoverability of goodwill and intangibles, and estimates surrounding stock-based compensation. Actual results could differ from these estimates.

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

        In February 2010, the FASB issued an accounting standard update to ASC Topic 855, Subsequent Events, which eliminated the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This standard became effective upon issuance, with limited exceptions. Although, the adoption of this standard update did not have an impact on the Company's consolidated financial condition, results of operations or cash flows, there were no material impacts to the Company's financial statement disclosures.

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

        As of June 30, 2010, the carrying value of cash and cash equivalents, accounts receivable and payable, accrued liabilities, and certain other financial assets and liabilities approximated fair value due to the short maturities of these instruments.

        As of June 30, 2010, the Company held cash equivalents that were subject to the disclosure requirements of the fair value accounting guidance. These items included money market funds held in deposit at a national bank and short-term certificates of deposit held on account under the Certificate

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

3. Fair Value Measurements (Continued)

of Deposit Account Registry Services (CDARS) program. The combined carrying value of the Company's cash equivalents was $36,635, which was equal to the fair value at June 30, 2010 based upon Level 1 inputs.

        The carrying amount reported in the consolidated balance sheet as of June 30, 2010 for long term debt was $30,000. Using a discounted cash flow technique that incorporates a market interest rate adjusted for risk profile based upon Level 3 inputs, the Company estimated the fair value of its debt to be $29,524 as of June 30, 2010.

4. Supplemental Cash Flows

        Supplemental disclosures of cash flow information are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Cash paid during the period for:
Income taxes	$4,649	$1,524	$4,942	$2,873
Interest expense	196	186	399	369
Noncash investing activities:
Acquisition of property and equipment for which payment was pending	23	1,171	23	1,171
Acquisition of property and equipment through like-kind exchange of similar assets	—	2,924	—	2,924
Acquisition of property and equipment under capital lease obligations	—	—	45	—

        As of December 31, 2009, the Company had purchased $202 of property and equipment for which payment was pending, all of which was paid during the six months ended June 30, 2010. As of June 30, 2010, the Company recorded additional property and equipment purchases of approximately $1,171 for which payment was pending.

5. Contracts in Process

        The net asset (liability) position for contracts in process consisted of the following:

	December 31, 2009	June 30, 2010
Costs incurred on uncompleted contracts	$839,315	$818,866
Estimated earnings	95,669	92,482

	934,984	911,348
Less: Billings to date	929,907	905,312

	$5,077	$6,036

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

5. Contracts in Process (Continued)

        The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	December 31, 2009	June 30, 2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$30,740	$29,812
Billings in excess of costs and estimated earnings on uncompleted contracts	(25,663)	(23,776)

	$5,077	$6,036

6. Income Taxes

        The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rates for the three and six months ended June 30, 2009 and 2010 was principally due to state income taxes.

        The Company had approximately $836 and $840 of total unrecognized tax benefits as of December 31, 2009 and June 30, 2010, respectively, which was included in other liabilities in the accompanying consolidated balance sheets. For the six months ended June 30, 2010, the Company recorded an additional $87 in unrecognized tax benefits related to the net activity of current and prior year positions, which was offset by a reduction in unrecognized tax benefits of $83 related to the closure of a federal tax audit for the 2007 tax year.

        The Company's policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense as a result of the unrecognized tax benefits was an expense of $16 and a benefit of $12, for the six months ended June 30, 2009 and 2010, respectively.

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

7. Commitments and Contingencies

Letters of Credit

        At both December 31, 2009 and June 30, 2010, the Company had one outstanding irrevocable standby letter of credit totaling $15,000 related to the Company's payment obligation under its insurance programs.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

7. Commitments and Contingencies (Continued)

Leases

        The Company leases real estate and construction and certain office equipment under operating leases with terms ranging from one to five years. Future minimum lease payments for these operating leases subsequent to June 30, 2010, are as follows: $4,136 for the remainder of 2010, $5,892 for 2011, $3,557 for 2012, $1,288 for 2013 $225 for 2014, and $44 for 2015.

        The Company has guaranteed the residual value of the underlying assets under certain equipment operating leases at the date of termination of such leases. The Company has agreed to pay any differences between this residual value and the fair market value of each underlying asset as of the lease termination date. As of June 30, 2010, the maximum guaranteed residual value was approximately $1,376. The Company does not believe that significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future payments will not be required.

Purchase Commitments for Construction Equipment

        As of June 30, 2010, the Company has approximately $1,699 in outstanding purchase obligations for certain construction equipment with cash outlay requirements scheduled to occur over the next three months.

Employment Agreements

        As of December 31, 2009, the Company had recorded a contingent termination payment liability of approximately $1,628 related to the employment agreements it entered into with six executive officers in December 2007, which were amended in December 2008 (each an "Employment Agreement"). The liability recorded, which was included in other current liabilities in the accompanying consolidated balance sheet as of December 31, 2009, represented the amount the six executive officers would have been eligible to receive under the terms of the original Employment Agreements if they were to voluntarily terminate employment without "good reason" (as defined in the Employment Agreements) at any time.

        In March 2010, the Company amended and restated the Employment Agreements, which, among other things, removed the provision for severance pay subject to a voluntary termination without good reason. Therefore, the Company has eliminated the $1,628 liability related to this provision during the six months ended June 30, 2010. The benefit of reversing this liability was included as a reduction to selling, general and administrative expenses in the accompanying consolidated statement of operations.

Surety Bonds

        In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company has indemnified its sureties for any expenses paid out under these performance bonds. As of June 30, 2010, the total amount of outstanding performance bonds was approximately $497,765, and the estimated cost to complete these bonded projects was approximately $112,588.

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

8. Stock-Based Compensation

        In November 2007, the Board of Directors approved the MYR Group Inc. Long-Term Incentive Plan (the "LTIP"). Upon the adoption of the LTIP, the Company elected to no longer grant awards under its 2006 Stock Option Plan. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, or (i) any combination of such awards. The LTIP permits the granting of up to 2,000,000 shares of common stock to directors, officers and employees of the Company.

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

        Using a weighted-average grant date fair value of approximately $7.22 per share for all outstanding option awards, the Company recognized stock compensation expense related to all stock options granted under the LTIP of approximately $462 and $703 for the six months ended June 30, 2009 and 2010, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The stock compensation expense for the six months ended

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

8. Stock-Based Compensation (Continued)

June 30, 2010, included approximately $180 related to the accelerated vesting of stock options for one of the Company's executive officers as a result of him reaching normal retirement age, as defined in his stock option grant agreements.

        As of June 30, 2010, there was approximately $2,047 of total unrecognized compensation cost related to stock options granted under the LTIP, net of estimated forfeitures. This cost is expected to be recognized over a weighted average vesting period of approximately 2.0 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

        During the full year 2009, the Company issued 94,610 new shares to option holders upon the exercise of vested stock options. During the six months ended June 30, 2010, the Company issued 103,208 new shares to option holders upon the exercise of vested stock options. Cash received from option exercises for the six months ended June 30, 2009 and 2010 was $134 and $506, respectively. The excess tax benefit expected to be realized from option exercises for the six months ended June 30, 2009 and 2010 was $69 and $148, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2009 and 2010 was $536 and $1,383, respectively.

        It is the Company's policy to issue new shares upon the exercise of stock options. The Company has also been given authorization from the Board of Directors to use its discretion to repurchase shares from time-to-time based upon the volume of stock options that have been exercised. To date, the Company has not made any such repurchases.

Restricted Stock

        On March 24, 2010, the Company granted restricted stock awards covering 50,323 shares of common stock to various employees, including the Company's executive officers, and 3,492 shares of common stock to certain eligible members of the Board of Directors. The restricted stock awards granted to employees will vest ratably over a five-year period, while the restricted stock awards granted to the Board of Directors will vest ratably over a three-year period. During the restriction period, the restricted stockholders are entitled to the same rights of a common stockholder with respect to the shares, including the right to vote and receive dividends. These restricted stock awards are also subject to certain claw-back provisions, as defined in the grant agreements.

        The grant date fair value of the restricted stock awards was $17.18 per share, which was equal to the closing trading price on the date of grant. Stock compensation expense related to these awards will be amortized on a straight-line basis over the applicable vesting period, net of estimated forfeitures. For the six months ended June 30, 2010, the Company recognized stock compensation expense of approximately $51, which was included in selling, general and administrative expenses in the accompanying consolidated statement of operations. There were no restricted stock awards granted prior to 2010.

        As of June 30, 2010, there was approximately $859 of total unrecognized compensation cost related to non-vested restricted stock granted under the LTIP. This cost is expected to be recognized over a weighted average vesting period of approximately 4.6 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

8. Stock-Based Compensation (Continued)

Performance Awards

        On March 24, 2010, the Company granted performance stock awards covering 40,741 shares of common stock to certain key management personnel, including the Company's executive officers. These performance stock awards will cliff vest on the third anniversary of the grant date, subject to the achievement of certain specified levels of the Company's return-on-equity ("ROE"), as defined in the grant agreements, over a performance measurement period from January 1, 2010 to December 31, 2012. If the Company achieves an ROE that is equal to or greater than the threshold ROE, as defined in the grant agreements, the payment of the performance stock awards will vary depending upon the actual ROE that the Company achieves over the performance period, with the potential payout ranging from a minimum of 50% to a maximum of 200% of the target award. However, if the Company were to achieve an ROE that is less than the threshold ROE, there would not be any payout under these awards and the awards would be forfeited. Additionally, these performance stock awards are subject to certain claw-back provisions, as defined in the grant agreements.

        The grant date fair value of the performance stock awards was $17.18 per share. The Company will recognize stock compensation expense related to these awards based upon its determination of the potential achievement of the ROE target at each reporting date, net of estimated forfeitures. The stock compensation expense to be recognized will be amortized on a straight-line basis over the three-year vesting period. For the six months ended June 30, 2010, the Company recognized stock compensation expense of approximately $62, which was included in selling, general and administrative expenses in the accompanying consolidated statement of operations. There were no performance share awards granted prior to 2010.

        As of June 30, 2010, there was approximately $627 of total unrecognized compensation cost related to non-vested performance awards granted under the LTIP. This cost is expected to be recognized over a weighted average vesting period of approximately 2.7 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

9. Segment Information

        The information in the following table was derived from the segment's internal financial reports used for corporate management purposes:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Contract revenues:
T&D	$124,873	$107,763	$224,550	$210,597
C&I	38,050	32,522	71,308	78,577

	$162,923	$140,285	$295,858	$289,174

Operating income (loss):
T&D	$8,881	$8,769	$16,259	$14,892
C&I	3,600	1,734	6,282	3,948
General Corporate	(4,995)	(4,665)	(10,023)	(8,291)

	$7,486	$5,838	$12,518	$10,549

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

        In March 2010, the Company issued certain restricted stock awards which vest over a service period that ranges from three to five years. These awards contain non-forfeitable rights to dividends or dividend equivalents. Awards containing such rights that are unvested are considered to be participating securities and would be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, earnings are allocated between the Company's common stockholders and participating securities. The application of the two-class method during the three and six months ended June 30, 2010, did not have a material impact on the earnings per share calculation.

        Potential common shares related to the assumed exercise of stock options of 536,000 (with a weighted average exercise price of $13.00) and 105,957 (with a weighted average exercise price of $17.18), for the three and six months ended June 30, 2009 and 2010, respectively, were not included in the denominator of the diluted earnings per share calculation as the inclusion of such shares would either be anti-dilutive or the exercise price was greater than the average market price of the Company's common stock for the period. Additionally, for the three and six months ended June 30, 2010, potential common shares related to the unvested portion of performance awards of 40,256, with a weighted average grant date fair value of $17.18, were also not included in the denominator of the diluted earnings per share calculation as the inclusion of such shares would be anti-dilutive.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

10. Earnings Per Share (Continued)

        The weighted average number of common shares used to compute basic and diluted net income per share were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Weighted average basic common shares outstanding	19,727,048	19,867,530	19,719,969	19,844,457
Potential common shares arising from stock options and restricted stock	962,476	923,027	982,118	916,482

Weighted average diluted common shares outstanding	20,689,524	20,790,557	20,702,087	20,760,939

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion should be read in conjunction with the accompanying consolidated financial statements as of December 31, 2009 and June 30, 2010, and for the three and six months ended June 30, 2009 and 2010, and with our annual report on Form 10-K for the year ended December 31, 2009 (the "2009 Annual Report"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed herein under the captions labeled "Cautionary Statement Concerning Forward-Looking Statements and Information" and "Risk Factors", as well as in the 2009 Annual Report. We assume no obligation to update any of these forward-looking statements.

Overview

        We are a leading specialty contractor serving the electrical infrastructure market in the United States. We are one of the largest national contractors servicing the T&D sector of the United States electric utility industry. Our T&D customers include electric utilities, cooperatives and municipalities. We provide a broad range of services which includes design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair throughout the continental United States. We also provide C&I electrical contracting services to facility owners and general contractors in the western United States.

        We had consolidated revenues, for the six months ended June 30, 2010, of $289.2 million, of which 72.8% was attributable to our T&D customers and 27.2% was attributable to our C&I customers. For the six months ended June 30, 2010, our net income and EBITDA(1) were $6.1 million and $18.4 million, respectively, compared to $7.2 million and $18.9 million for the six months ended June 30, 2009.

        Our historical growth has been driven primarily by successful bids for, and execution of, large projects; our ability to capitalize on infrastructure spending in our markets; and the breadth of our customer base. We believe our centralized fleet and skilled workforce provide us with a competitive advantage. We expect to continue to grow our business organically, as well as selectively consider strategic acquisitions that may improve our competitive position within our existing markets, expand our geographic footprint or strengthen our fleet.

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

  The following table provides a reconciliation of net income to EBITDA:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2009	2010	2009	2010
Reconciliation of Net Income to EBITDA:
Net Income	$4,315	$3,353	$7,198	$6,133
Add/(subtract):
Interest expense (income), net	167	196	267	388
Provision for income taxes	2,953	2,236	4,942	3,945
Depreciation & amortization	3,214	3,892	6,463	7,916

EBITDA	$10,649	$9,677	$18,870	$18,382

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

  The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2009	2010	2009	2010
Reconciliation of EBITDA to Net Cash Flows Provided By Operating Activities:
EBITDA	$10,649	$9,677	$18,870	$18,382
Add/(subtract):
Interest income (expense), net	(167)	(196)	(267)	(388)
Provision for income taxes	(2,953)	(2,236)	(4,942)	(3,945)
Depreciation & amortization	(3,214)	(3,892)	(6,463)	(7,916)
Adjustments to reconcile net income to net cash flows provided by operating activities	3,313	3,917	6,757	8,180
Changes in operating assets and liabilities	9,538	5,500	2,623	(910)

Net cash flows provided by operating activities	$17,166	$12,770	$16,578	$13,403

Backlog

        We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, minus the revenue we have recognized under such contracts, as "backlog." We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. For our unit-price, time-and-equipment, time-and-materials, and cost-plus contracts, our projected revenue for a three-month period is included in the calculation of backlog, regardless of the duration of the contract, which typically exceeds such three-month period. These types of contracts are generally awarded as part of master service agreements ("MSAs") which typically have a one- to three-year duration. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator.

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

        Subject to the foregoing discussions, the following table summarizes the amount of our backlog that we believed to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months (dollars in thousands):

	Backlog as of June 30, 2009	Backlog as of June 30, 2010
	Total	Total	Amount estimated to not be recognized within 12 months
T&D	$232,133	$124,084	$9,736
C&I	84,467	75,543	1,891

	$316,600	$199,627	$11,627

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

Project Bonding Requirements

        Approximately 37.6% and 33.2% of our business by revenue, for the six-month periods ended June 30, 2009 and 2010, respectively, required surety bonds or other means of financial assurance to secure contractual performance. If we fail to perform or pay subcontractors and vendors, the customer may demand that the surety provide services or make payments under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the bonds. As of June 30, 2010, the total amount of bonded backlog was approximately $123.9 million, which represented approximately 62.1% of our backlog.

Consolidated Results of Operations

        The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the period indicated:

	Three months ended June 30,				Six months ended June 30,
	2009		2010		2009		2010
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$162,923	100.0%	$140,285	100.0%	$295,858	100.0%	$289,174	100.0%
Contract costs	144,146	88.5	123,572	88.1	260,048	87.9	257,292	89.0

Gross profit	18,777	11.5	16,713	11.9	35,810	12.1	31,882	11.0
Selling, general and administrative expenses	11,361	7.0	11,048	7.9	23,335	7.9	21,612	7.5
Amortization of intangible assets	83	0.1	83	0.1	167	0.1	167	0.1
Gain on sale of property and equipment	(153)	(0.1)	(256)	(0.2)	(210)	(0.1)	(446)	(0.2)

Income from operations	7,486	4.5	5,838	4.1	12,518	4.2	10,549	3.6
Other income (expense) Interest income	52	—	12	—	174	0.1	23	—
Interest expense	(219)	(0.1)	(208)	(0.1)	(441)	(0.1)	(411)	(0.1)
Other, net	(51)	—	(53)	—	(111)	(0.1)	(83)	—

Income before provision for income taxes	7,268	4.4	5,589	4.0	12,140	4.1	10,078	3.5
Income tax expense	2,953	1.8	2,236	1.6	4,942	1.7	3,945	1.4

Net income	$4,315	2.6%	$3,353	2.4%	$7,198	2.4%	$6,133	2.1%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2010

        Revenues.    Revenues decreased $22.6 million, or 13.9%, from $162.9 million for the three months ended June 30, 2009 to $140.3 million for the three months ended June 30, 2010. The majority of the decrease in revenues was the result of a significant decrease in revenues from a few large T&D projects (greater than $10.0 million in contract value), as well as an overall reduction in revenues on smaller projects (less than $3.0 million in contract value) in both reporting segments.

        Gross Profit.    Gross profit decreased approximately $2.1 million, or 11.0%, from $18.8 million for the three months ended June 30, 2009 to $16.7 million for the three months ended June 30, 2010. As a percentage of overall revenues, gross profit margin increased from 11.5% for the three months ended June 30, 2009 to 11.9% for the three months ended June 30, 2010. For the three months ended June 30, 2010, our gross profit margin increased mostly due to margin increases on a few large transmission projects resulting from increased productivity levels compared to prior contract estimates. In addition, we also experienced other cost efficiencies in our operations that had a slight positive gross margin impact period over period. These positive impacts were partially offset by a decrease in overall margins in our C&I segment and on margins of our smaller T&D projects. These decreased margins were due to a combination of lower productivity levels compared to prior estimates on certain contracts and pricing pressures from increased competition on smaller projects. The decrease in gross profit dollars was mainly attributable to an overall reduction in contract revenues that contributed to a decrease of approximately $2.6 million, which was partially offset by the overall profit margin increase for the three months ended June 30, 2010.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased approximately $0.4 million, or 2.8%, from $11.4 million for the three months ended June 30,

2009 to $11.0 million for the three months ended June 30, 2010. The decrease was primarily due to a net decrease in personnel costs, including payroll and certain employee benefit costs. As a percentage of revenues, these expenses increased from 7.0% for the three months ended June 30, 2009 to 7.9% for the three months ended June 30, 2010.

        Gain on Sale of Property and Equipment.    Gains from the sale of property and equipment increased $0.1 million from $0.2 million for the three months ended June 30, 2009 to $0.3 million for the three months ended June 30, 2010. Gains from the sale of property and equipment were the result of routine sales of property and equipment that we determined were no longer useful or valuable to our ongoing operations.

        Interest Income.    Interest income decreased from $0.1 million for the three months ended June 30, 2009 to less than $0.1 million for the three months ended June 30, 2010 due to the overall decrease in interest rates earned on our average daily cash balance.

        Interest Expense.    Interest expense remained constant at $0.2 million for the three months ended June 30, 2009 and 2010.

        Provision for Income Taxes.    The provision for income taxes was $3.0 million for the three months ended June 30, 2009, with an effective tax rate of 40.6% compared to $2.2 million for the three months ended June 30, 2010, with an effective tax rate of 40.0%. The decrease in effective tax rate was mainly due to an increase in certain federal tax credits available to us during the three months ended June 30, 2010 as compared to prior year.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three months ended June 30,
	2009		2010
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$124,873	76.6%	$107,763	76.8%
Commercial & Industrial	38,050	23.4	32,522	23.2

Total	$162,923	100.0	$140,285	100.0

Operating income (loss):
Transmission & Distribution	$8,881	7.1	$8,769	8.1
Commercial & Industrial	3,600	9.5	1,734	5.3

Total	12,481	7.7	10,503	7.5
Corporate	(4,995)	(3.1)	(4,665)	(3.3)

Consolidated	$7,486	4.6%	$5,838	4.2%

Transmission & Distribution

        Revenues for our T&D segment for the three months ended June 30, 2009 were $124.9 million compared to $107.8 million for the three months ended June 30, 2010, a decrease of $17.1 million or 13.7%. The decrease in revenues was mainly the result of a significant decrease in revenues generated from both large and small transmission projects, partially offset by an increase in smaller distribution projects.

        Operating income for our T&D segment for the three months ended June 30, 2009 was $8.9 million compared to $8.8 million for the three months ended June 30, 2010, a decrease of $0.1 million or 1.3%. However, as a percentage of revenues, operating income increased from 7.1% for the three months ended June 30, 2009 to 8.1% for the three months ended June 30, 2010. The increase in operating income, as a percentage of T&D segment revenues, was mainly attributable to an overall increase in margins on a few large transmission projects of approximately $2.0 million. This increase in margins from large transmission contracts during the current period is inclusive of the positive margin impact related to a reduction in the estimated completion costs on a few contracts. The increase in margins from large transmission contracts was partially offset by a reduction in margins on smaller T&D contracts of approximately $1.6 million, which was due to a combination of lower productivity levels compared to prior estimates on certain contracts and pricing pressures from increased competition on smaller projects.

Commercial & Industrial

        Revenues for our C&I segment for the three months ended June 30, 2009 were $38.0 million compared to $32.5 million for the three months ended June 30, 2010, a decrease of $5.5 million or 14.5%. The decrease in revenues is due mainly to a reduction in revenues from smaller C&I projects, as we have seen an increase in competition in this area of the market which has impacted the number of projects awarded to us.

        Operating income for our C&I segment for the three months ended June 30, 2009 was $3.6 million compared to $1.7 million for the three months ended June 30, 2010, a decrease of $1.9 million or 51.8%. As a percentage of revenues, operating income decreased from 9.5% for the three months ended June 30, 2009 to 5.3% for the three months ended June 30, 2010. The decrease in operating income, as a percent of C&I segment revenues, was mainly attributable to an overall reduction in margins on large C&I contracts of approximately $1.0 million. This decrease in contract margins was due to lower productivity levels compared to prior estimates on a few large contracts, as well as increased competition.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2010

        Revenues.    Revenues decreased $6.7 million, or 2.3%, from $295.9 million for the six months ended June 30, 2009 to $289.2 million for the six months ended June 30, 2010. The majority of the decrease in revenues was the result of a significant decrease in revenues from smaller projects in both reporting segments, partially offset by an increase in revenues from a few large projects in the C&I segment.

        Gross Profit.    Gross profit decreased $3.9 million, or 11.0%, from $35.8 million for the six months ended June 30, 2009 to $31.9 million for the six months ended June 30, 2010. As a percentage of overall revenues, gross profit margin decreased from 12.1% for the six months ended June 30, 2009 to 11.0% for the six months ended June 30, 2010. For the six months ended June 30, 2010, we experienced pressures on margins due to lower productivity levels compared to prior estimates on certain contracts, coupled with overall margin pressures from increased competition. The decrease in gross profit was mainly attributable to an overall reduction in contract margins on smaller T&D projects of approximately $4.9 million, which was partially offset by an overall net increase of approximately $1.6 million in contract margins on larger projects period over period.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $1.7 million, or 7.4%, from $23.3 million for the six months ended June 30, 2009 to $21.6 million for the six months ended June 30, 2010. The decrease was primarily due to the elimination of a $1.6 million severance liability as a result of the amended employment agreements of our six executive officers. As a percentage of revenues, these expenses decreased from 7.9% for the six months ended June 30, 2009 to 7.5% for the six months ended June 30, 2010.

        Gain on Sale of Property and Equipment.    Gains from the sale of property and equipment increased $0.2 million from $0.2 million for the six months ended June 30, 2009 to $0.4 million for the six months ended June 30, 2010. Gains from the sale of property and equipment were the result of routine sales of property and equipment that we determined were no longer useful or valuable to our ongoing operations.

        Interest Income.    Interest income decreased from $0.2 million for the six months ended June 30, 2009 to less than $0.1 million for the six months ended June 30, 2010 due to the overall decrease in interest rates earned on our average daily cash balance.

        Interest Expense.    Interest expense remained constant at $0.4 million for the six months ended June 30, 2009 and 2010.

        Provision for Income Taxes.    The provision for income taxes was $4.9 million for the six months ended June 30, 2009, with an effective tax rate of 40.7% compared to $3.9 million for the six months ended June 30, 2010, with an effective tax rate of 39.1%. The decrease in effective tax rate was mainly due to an increase in certain federal tax credits available to us, as well as a reduction in our accrual for uncertain tax positions due to the closure of a federal tax audit during the six months ended June 30, 2010.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Six months ended June 30,
	2009		2010
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$224,550	75.9%	$210,597	72.8%
Commercial & Industrial	71,308	24.1	78,577	27.2

Total	$295,858	100.0	$289,174	100.0

Operating income (loss):
Transmission & Distribution	$16,259	7.2	$14,892	7.1
Commercial & Industrial	6,282	8.8	3,948	5.0

Total	22,541	7.6	18,840	6.5
Corporate	(10,023)	(3.4)	(8,291)	(2.9)

Consolidated	$12,518	4.2%	$10,549	3.6%

Transmission & Distribution

        Revenues for our T&D segment for the six months ended June 30, 2009 were $224.6 million compared to $210.6 million for the six months ended June 30, 2010, a decrease of $14.0 million or 6.2%. The decrease in revenues was the result of a significant decrease in revenues from smaller transmission projects, partially offset by an increase in revenues from smaller distribution projects. Revenues from transmission projects represented 75.4% and 66.2% of T&D segment revenue for the six months ended June 30, 2009 and 2010, respectively. Additionally, for the six months ended June 30, 2009, measured by revenue in our T&D segment, we provided 32.7% of our T&D services under fixed price contracts, as compared to 24.8% for the six months ended June 30, 2010.

        Operating income for our T&D segment for the six months ended June 30, 2009 was $16.3 million compared to $14.9 million for the six months ended June 30, 2010, a decrease of $1.4 million or 8.4%. As a percentage of revenues, operating income decreased from 7.2% for the six months ended June 30, 2009 to 7.1% for the six months ended June 30, 2010. The decrease in operating income in the T&D segment was mainly attributable to an overall reduction in margins on smaller T&D contracts of approximately $4.9 million, which was partially due to lower productivity levels compared to prior estimates on certain contracts, as well as increased competition in bidding activity. The decrease in margins on smaller contracts was partially offset with an overall increase in margins on large transmission contracts of approximately $4.1 million. This increase in margins from large transmission contracts during the current period is inclusive of the positive margin impact related to a reduction in the estimated completion costs on a few contracts.

Commercial & Industrial

        Revenues for our C&I segment for the six months ended June 30, 2009 were $71.3 million compared to $78.6 million for the six months ended June 30, 2010, an increase of $7.3 million or 10.2%. The increase in revenues is due mainly to the significant increase in revenues derived from a few large projects, partially offset by an overall decrease in revenues from smaller projects. Additionally, for the six months ended June 30, 2009, measured by revenue in our C&I segment, we provided 44.3% of our services under fixed price contracts, as compared to 26.4% for the six months ended June 30, 2010.

        Operating income for our C&I segment for the six months ended June 30, 2009 was $6.3 million compared to $3.9 million for the six months ended June 30, 2010, a decrease of $2.3 million or 37.2%. As a percentage of revenues, operating income decreased from 8.8% for the six months ended June 30, 2009 to 5.0% for the six months ended June 30, 2010. The decrease in operating income in the C&I segment was mainly attributable to an overall reduction in margins on large C&I contracts of approximately $2.5 million. This decrease in contract margins was due to lower productivity levels compared to prior estimates on a few large contracts, as well as increased competition.

Liquidity and Capital Resources

        As of June 30, 2010, we had cash and cash equivalents of $44.9 million, positive working capital of $80.3 million and long-term liabilities in the amount of $46.8 million, which consisted of the long-term portion of our term loan facility, deferred income taxes and deferred compensation obligations. We also had a $15.0 million letter of credit outstanding under the Credit Agreement. During the six months ended June 30, 2010, consolidated operating activities of our business resulted in net cash flows generated from operations of $13.4 million compared to net cash generated from operations of $16.6 million for the six months ended June 30, 2009. Cash flows from operations is primarily influenced by demand for our services, operating margins and the type of services we provide our customers. During the six months ended June 30, 2010, we used net cash in investing activities of $6.7 million, including $7.1 million used for capital expenditures, offset by approximately $0.5 million of proceeds from the sale of property and equipment. During the six months ended June 30, 2010, we generated net cash from financing activities of $0.6 million, resulting primarily from net cash received from the exercise of stock options and the related tax benefits.

        The changes in various consolidated balance sheet accounts (such as, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable, and billings in excess of costs and estimated earnings on uncompleted contracts) are due to normal timing fluctuations in our operating activities.

        We anticipate that our cash and cash equivalents on hand, the $60.0 million borrowing availability under the Credit Agreement, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures. We expect that our total capital spending in 2010 will be less than our 2009 capital spending. Although we believe that we have adequate cash and availability under our credit facility to meet these needs, our involvement in any large-scale initiatives to rebuild the United States electric power grid may require additional working capital, depending upon the size and duration of the project and the financial terms of the underlying agreement.

Debt Instruments

        On August 31, 2007, we entered into an agreement for a $125.0 million senior secured credit facility which provides for a $75.0 million revolving credit line (which may be increased or decreased in accordance with the terms of the related credit agreement) and a $50.0 million term loan facility. At our option, borrowings under the Credit Agreement bear interest at either (1) the greater of a prime rate or the federal funds rate plus a spread based upon our leverage ratio or (2) an adjusted London Interbank Offered Rate ("LIBOR") plus a spread based upon our leverage ratio. There were $30.0 million of borrowings outstanding under the facility accruing interest at 1.375% (which is equal to an adjusted one-month LIBOR plus a spread of 1.0%) at June 30, 2010. As of June 30, 2010, we had a $15.0 million letter of credit outstanding, which reduced our borrowing capacity under the revolving credit line. The Credit Agreement expires on August 31, 2012. We had $60.0 million available under the Credit Agreement as of June 30, 2010.

        The terms of the Credit Agreement require, among other things, that we adhere to a maximum leverage ratio and maintain a minimum EBITDA-based interest coverage ratio, both of which are defined under the Credit Agreement and determined on a rolling four consecutive quarter basis. The EBITDA-based interest coverage ratio covenant requires us to have a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. We are also required to have a leverage ratio of no more than 3.0 to 1.0. As of June 30, 2010, our interest coverage ratio was in excess of 49.0 to 1.0 and our leverage ratio was less than 1.0 to 1.0, both within the required covenant levels permitted under the Credit Agreement.

        The Credit Agreement also includes other specific limits or restrictions on additional indebtedness, liens and capital expenditure activity. Our obligations under the Credit Agreement are secured by a lien on all of our property (including the capital stock of our subsidiaries) other than any property subject to a certificate of title, subject to a lease or similar interest and our real property and fixtures. As of June 30, 2010, we were in compliance with all applicable debt covenants.

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

        We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of June 30, 2010, the maximum guaranteed residual value was approximately $1.4 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

        We typically have purchase options on the equipment underlying our long term operating leases and many of our short term rental arrangements. We continue to exercise many of these purchase options as the need for equipment is on-going and the purchase option price is attractive.

Letters of Credit

        Some of our vendors may require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our insurance programs. In addition, from time-to-time, certain customers may require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions in accordance with the terms of the letter of credit. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any claims will be made under any letter of credit in the foreseeable future.

        As of June 30, 2010, we had a $15.0 million letter of credit outstanding under the Credit Agreement to secure obligations under our casualty insurance program.

Surety Bonds

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers would reduce the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of June 30, 2010, an aggregate of approximately $497.8 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $112.6 million as of June 30, 2010.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of June 30, 2010, we were not parties to any derivative instruments. We did not use any material derivative financial instruments during the six months ended June 30, 2009 and 2010, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

        We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of June 30, 2010, one customer represented 31.9% of total consolidated accounts receivable (excluding the impact of allowance for doubtful accounts). No other customer represented more than 10.0% of our total consolidated accounts receivable as of June 30, 2010. For the six months ended June 30, 2010, revenues from two of our customers individually exceeded 10.0% of our total consolidated revenues, with combined revenues from the two accounting for approximately 33.0% of our total consolidated revenues. For the six months ended June 30, 2009, no individual customer exceeded 10.0% of our total consolidated revenues. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

        Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, the federal funds rate and LIBOR. If we borrow additional amounts under the Credit Agreement, the interest rate on those borrowings will also be variable. If the prime rate, federal funds rate or LIBOR rise, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. As of June 30, 2010, we had $30 million of borrowings outstanding under the Credit Agreement. The Credit Agreement currently accrues annual interest at one-month LIBOR in effect at each month end plus a spread of 1.00%, based upon our current leverage ratio, as defined in the Credit Agreement. A 0.125% increase or decrease in the interest rate would have the effect of changing our interest expense by $37,500 per year.

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

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the second quarter ended June 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

        As of the date of this filing, there have been no material changes to the risk factors previously discussed in Item 1A to Part I of our 2009 Annual Report. An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described in our 2009 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of our common stock and any investment in our company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Number	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Amended and Restated By-Laws (2)
10.1	MYR Group Inc. Senior Management Incentive Plan (3)
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) †
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†

(1)
Incorporated by reference to exhibit 3.1 of the Company's Registration Statement on Form S-1 (File No. 333-148864), filed with the SEC on January 25, 2008.

(2)
Incorporated by reference to exhibit 3.2 of the Company's Registration Statement on Form S-1/A (File No. 333-148864), filed with the SEC on May 13, 2008.

(3)
Incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-08325), filed with the SEC on May 26, 2010.

†
Filed herewith

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC. (Registrant)

August 9, 2010	/s/ MARCO A. MARTINEZ Vice President, Chief Financial Officer and Treasurer