Form 10-Q
period 2010-09-30
MYR GROUP INC.
filed 2010-11-08
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

        As of November 5, 2010 there were 19,971,574 outstanding shares of the registrant's $0.01 par value common stock.

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

i

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2009	September 30, 2010
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,576	$39,181
Accounts receivable, net of allowances of $1,114 and $1,157, respectively	100,652	97,830
Costs and estimated earnings in excess of billings on uncompleted contracts	30,740	38,070
Deferred income tax assets	10,186	10,608
Receivable for insurance claims in excess of deductibles	8,082	8,346
Refundable income taxes	3,036	1,542
Other current assets	3,308	1,690

Total current assets	193,580	197,267
Property and equipment, net of accumulated depreciation of $33,566 and $43,850, respectively	88,032	89,719
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $1,553 and $1,804, respectively	11,539	11,288
Other assets	1,899	1,850

Total assets	$341,649	$346,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,880	$37,017
Billings in excess of costs and estimated earnings on uncompleted contracts	25,663	26,412
Accrued self insurance	33,100	33,834
Other current liabilities	22,122	17,054

Total current liabilities	120,765	114,317
Long-term debt, net of current maturities	30,000	30,000
Deferred income tax liabilities	15,870	15,480
Other liabilities	899	882

Total liabilities	167,534	160,679

Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2009 and September 30, 2010	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 19,807,421 and 19,971,574 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	198	199
Additional paid-in capital	142,679	144,573
Retained earnings	31,238	41,272

Total stockholders' equity	174,115	186,044

Total liabilities and stockholders' equity	$341,649	$346,723

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Contract revenues	$162,035	$152,767	$457,893	$441,941
Contract costs	141,320	135,731	401,368	393,023

Gross profit	20,715	17,036	56,525	48,918
Selling, general and administrative expenses	12,590	11,023	35,925	32,635
Amortization of intangible assets	84	84	251	251
Gain on sale of property and equipment	(128)	(278)	(338)	(724)

Income from operations	8,169	6,207	20,687	16,756
Other income (expense)
Interest income	27	14	201	37
Interest expense	(208)	(398)	(649)	(809)
Other, net	(68)	(31)	(179)	(114)

Income before provision for income taxes	7,920	5,792	20,060	15,870
Income tax expense	2,151	1,891	7,093	5,836

Net income	$5,769	$3,901	$12,967	$10,034

Income per common share:
—Basic	$0.29	$0.20	$0.66	$0.51
—Diluted	$0.28	$0.19	$0.63	$0.48
Weighted average number of common shares and potential common shares outstanding:
—Basic	19,775	19,915	19,739	19,868
—Diluted	20,763	20,776	20,690	20,766

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Cash flows from operating activities:
Net income	$5,769	$3,901	$12,967	$10,034
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities—
Depreciation and amortization of property and equipment	3,307	3,969	9,603	11,718
Amortization of intangible assets	84	84	251	251
Stock-based compensation expense	231	394	693	1,210
Excess tax benefit from stock-based awards	(241)	(1)	(241)	(149)
Deferred income taxes	129	(812)	129	(812)
Gain on sale of property and equipment	(128)	(278)	(338)	(724)
Other non-cash items	22	22	64	64
Changes in operating assets and liabilities
Accounts receivable, net	(14,511)	(5,700)	(7,617)	2,822
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,545)	(8,258)	(6,704)	(7,330)
Receivable for insurance claims in excess of deductibles	47	49	113	(264)
Other assets	165	1,341	1,265	3,246
Accounts payable	2,798	1,272	11,358	(4,213)
Billings in excess of costs and estimated earnings on uncompleted contracts	112	2,636	(7,235)	749
Accrued self insurance	305	(237)	1,091	734
Other liabilities	(859)	504	(6,136)	(5,047)

Net cash flows provided by (used in) operating activities	(7,315)	(1,114)	9,263	12,289

Cash flows from investing activities:
Proceeds from sale of property and equipment	261	280	548	751
Purchases of property and equipment	(5,216)	(4,950)	(20,252)	(12,082)

Net cash flows used in investing activities	(4,955)	(4,670)	(19,704)	(11,331)

Cash flows from financing activities:
Payments of capital lease obligations	(12)	(6)	(25)	(38)
Employee stock option transactions	204	30	338	536
Excess tax benefit from stock-based awards	241	1	241	149
Equity financing costs	(22)	—	(33)	—

Net cash flows provided by financing activities	411	25	521	647

Net increase (decrease) in cash and cash equivalents	(11,859)	(5,759)	(9,920)	1,605
Cash and cash equivalents:
Beginning of period	44,015	44,940	42,076	37,576

End of period	$32,156	$39,181	$32,156	$39,181

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

2. Basis of Presentation

Interim Consolidated Financial Information

        The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and with the instructions pursuant to the rules and regulations of the SEC. Accordingly, the financial statements do not include all the disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial condition of the Company as of September 30, 2010, and the results of operations, and cash flows for the three and nine months ended September 30, 2009 and 2010. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results for the full year or the results for any future periods. The consolidated balance sheet as of December 31, 2009 has been derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2009, included in the Company's annual report on Form 10-K.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

2. Basis of Presentation (Continued)

Recently Issued Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standard update to ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), which required new disclosures and clarified existing disclosures about fair value measurement. Specifically, this update amends ASC 820 to now require: (a) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, this update clarifies the requirements of the following existing disclosures: (a) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (b) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This update became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which will become effective for interim and reporting periods beginning after December 15, 2010. The adoption of this standard modification did not have an impact on the Company's consolidated financial condition, results of operations or cash flows, and there were no material impacts to the Company's financial statement disclosures.

        In February 2010, the FASB issued an accounting standard update to ASC Topic 855, Subsequent Events, which eliminated the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This standard became effective upon issuance, with limited exceptions. The adoption of this standard update did not have an impact on the Company's consolidated financial condition, results of operations or cash flows, and there were no material impacts to the Company's financial statement disclosures.

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

        As of September 30, 2010, the carrying value of cash and cash equivalents, accounts receivable and payable, accrued liabilities, and certain other financial assets and liabilities approximated fair value due to the short maturities of these instruments.

        As of September 30, 2010, the Company held cash equivalents that were subject to the disclosure requirements of the fair value accounting guidance. These items included money market funds held in deposit at a national bank and short-term certificates of deposit held on account under the Certificate

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

3. Fair Value Measurements (Continued)

of Deposit Account Registry Services (CDARS) program. The combined carrying value of the Company's cash equivalents was $30,308, which was equal to the fair value at September 30, 2010 based upon Level 1 inputs.

        The carrying amount reported in the consolidated balance sheet as of September 30, 2010 for long term debt was $30,000. Using a discounted cash flow technique that incorporates a market interest rate adjusted for risk profile based upon Level 3 inputs, the Company estimated the fair value of its debt to be $29,578 as of September 30, 2010.

4. Supplemental Cash Flows

        Supplemental disclosures of cash flow information are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Cash paid during the period for:
Income taxes	$2,718	$1,835	$7,660	$4,708
Interest expense	186	374	585	743
Noncash investing activities:
Acquisition of property and equipment for which payment was pending at end of period	155	1,552	155	1,552
Acquisition of property and equipment through like-kind exchange of similar assets	—	—	—	2,924
Acquisition of property and equipment under capital lease obligations	42	—	87	—

        As of December 31, 2009, the Company had purchased $202 of property and equipment for which payment was pending, all of which was paid during the nine months ended September 30, 2010. As of September 30, 2010, the Company recorded additional property and equipment purchases of approximately $1,552 for which payment was pending.

5. Contracts in Process

        The net asset (liability) position for contracts in process consisted of the following:

	December 31, 2009	September 30, 2010
Costs incurred on uncompleted contracts	$839,315	$807,986
Estimated earnings	95,669	90,662

	934,984	898,648
Less: Billings to date	929,907	886,990

	$5,077	$11,658

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

5. Contracts in Process (Continued)

        The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	December 31, 2009	September 30, 2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$30,740	$38,070
Billings in excess of costs and estimated earnings on uncompleted contracts	(25,663)	(26,412)

	$5,077	$11,658

6. Income Taxes

        The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rates, before discrete tax items, for the three and nine months ended September 30, 2009 and 2010 was principally due to state income taxes. However, the Company's effective tax rates for the three and nine months ended September 30, 2009 and 2010 have been impacted by a reduction in income taxes due to various discrete tax adjustments. The following discrete tax adjustments were recorded during 2009: (1) the recognition of approximately $272 in additional state tax benefits upon the completion of the various 2008 income tax returns, (2) a tax benefit of $195 related to a non-taxable refund of $500 that was received in August 2009, and (3) a reduction in the accrual for unrecognized tax benefits of approximately $359 due to the lapse in the statutes of limitations. The only material discrete tax adjustment recorded during 2010 was approximately $286 in additional state tax benefits and certain federal credits recognized upon the completion of the Company's 2009 income tax returns. Additionally, the Company reduced its annualized estimated provision for income taxes for 2010, before discrete tax items, from 39.0% to 38.5% during the current quarter.

        The Company had approximately $836 and $848 of total unrecognized tax benefits as of December 31, 2009 and September 30, 2010, respectively, which was included in other liabilities in the accompanying consolidated balance sheets. For the nine months ended September 30, 2010, the Company recorded an additional $211 in unrecognized tax benefits related to the net activity of current and prior year positions, which was offset by a combined reduction in unrecognized tax benefits of approximately $199 related to the closure of a federal tax audit for the 2007 tax year and the various lapses in the statutes of limitations.

        The Company's policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of net interest and penalties charged to income tax expense as a result of the unrecognized tax benefits was a benefit of $35 and an expense of $51, for the nine months ended September 30, 2009 and 2010, respectively.

        The Company anticipates that the total unrecognized tax benefits will be reduced within the next 12 months due to the lapses in the applicable statutes of limitations, as well as a pending federal tax settlement for the 2008 tax year currently under examination. The estimated range of adjustment related to these items is between $50 and $400.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

6. Income Taxes (Continued)

        The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for certain open tax years (2008 and 2009) and by various state authorities for the years 2006 through 2009.

7. Commitments and Contingencies

Letters of Credit

        At both December 31, 2009 and September 30, 2010, the Company had one outstanding irrevocable standby letter of credit totaling $15,000 related to the Company's payment obligation under its insurance programs.

Leases

        The Company leases real estate and construction and certain office equipment under operating leases with terms ranging from one to five years. Future minimum lease payments for these operating leases subsequent to September 30, 2010, are as follows: $2,073 for the remainder of 2010, $6,382 for 2011, $4,015 for 2012, $1,654 for 2013 $458 for 2014, and $45 for 2015.

        The Company has guaranteed the residual value of the underlying assets under certain equipment operating leases at the date of termination of such leases. The Company has agreed to pay any differences between this residual value and the fair market value of each underlying asset as of the lease termination date. As of September 30, 2010, the maximum guaranteed residual value was approximately $1,266. The Company does not believe that significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future payments under this arrangement will not be required.

Purchase Commitments for Construction Equipment

        As of September 30, 2010, the Company had approximately $6,965 in outstanding purchase obligations for certain construction equipment to be paid in the future, with cash outlay requirements scheduled to occur over the next three months.

Employment Agreements

        As of December 31, 2009, the Company had a contingent termination payment liability of approximately $1,628 related to the employment agreements it entered into with six executive officers in December 2007, which were amended in December 2008 (each an "Employment Agreement"). The liability recorded, which was included in other current liabilities in the accompanying consolidated balance sheet as of December 31, 2009, represented the amount the six executive officers would have been eligible to receive under the terms of the original Employment Agreements if they were to voluntarily terminate employment without "good reason" (as defined in the Employment Agreements) at any time.

        In March 2010, the Company amended and restated the Employment Agreements, which, among other things, removed the provision for severance pay subject to a voluntary termination without good

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

7. Commitments and Contingencies (Continued)

reason. Therefore, the Company has eliminated the $1,628 liability related to this provision during the nine months ended September 30, 2010. The benefit of reversing this liability was included as a reduction to selling, general and administrative expenses in the accompanying consolidated statement of operations.

Surety Bonds

        In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company has indemnified its sureties for any expenses paid out under these performance bonds. As of September 30, 2010, the total amount of outstanding performance bonds was approximately $441,054, and the estimated cost to complete these bonded projects was approximately $94,632.

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

        Using a weighted-average grant date fair value of approximately $7.22 per share for all outstanding option awards, the Company recognized stock compensation expense related to all stock options granted under the LTIP of approximately $693 and $990 for the nine months ended September 30, 2009 and 2010, respectively, which was included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The stock compensation expense for the nine months ended September 30, 2010, included approximately $180 related to the accelerated vesting of stock options for one of the Company's executive officers as a result of him reaching normal retirement age, as defined in his stock option grant agreements.

        As of September 30, 2010, there was approximately $1,760 of total unrecognized compensation cost related to stock options granted under the LTIP, net of estimated forfeitures. This cost is expected to be recognized over a remaining weighted average vesting period of approximately 1.7 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

        During the full year 2009, the Company issued 94,610 new shares to option holders upon the exercise of vested stock options. During the nine months ended September 30, 2010, the Company issued 110,208 new shares to option holders upon the exercise of vested stock options. Cash received from option exercises for the nine months ended September 30, 2009 and 2010 was $338 and $536, respectively. The excess tax benefit expected to be realized from option exercises for the nine months ended September 30, 2009 and 2010 was $241 and $149, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 and 2010 was $1,543 and $1,462, respectively.

        It is the Company's policy to issue new shares upon the exercise of stock options. The Company has also been given authorization from the Board of Directors to use its discretion to repurchase shares from time-to-time based upon the volume of stock options that have been exercised. To date, the Company has not made any such repurchases.

Restricted Stock

        On March 24, 2010, the Company granted restricted stock awards covering 50,323 shares of common stock to various employees, including the Company's executive officers, and 3,492 shares of common stock to certain eligible members of the Board of Directors. On August 12, 2010, the Company granted restricted stock awards covering 687 shares of common stock to a new member of the Board of Directors.

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

        The grant date fair value of the restricted stock awards for the awards granted on March 24, 2010 and August 12, 2010 was $17.18 and $14.55 per share, respectively, which was equal to the closing trading price on the date of grant. Stock compensation expense related to these awards is being amortized on a straight-line basis over the applicable vesting period, net of estimated forfeitures. For the nine months ended September 30, 2010, the Company recognized stock compensation expense related to these awards of approximately $100, which was included in selling, general and administrative expenses in the accompanying consolidated statement of operations. There were no restricted stock awards granted prior to 2010.

        As of September 30, 2010, there was approximately $821 of total unrecognized compensation cost related to non-vested restricted stock granted under the LTIP. This cost is expected to be recognized over a remaining weighted average vesting period of approximately 4.3 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

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

        The grant date fair value of the performance stock awards was $17.18 per share. The Company will recognize stock compensation expense related to these awards based upon its determination of the potential achievement of the ROE target at each reporting date, net of estimated forfeitures. The stock compensation expense to be recognized will be amortized on a straight-line basis over the three-year vesting period. For the nine months ended September 30, 2010, the Company recognized stock compensation expense related to these awards of approximately $120, which was included in selling, general and administrative expenses in the accompanying consolidated statement of operations. There were no performance share awards granted prior to 2010.

        As of September 30, 2010, there was approximately $570 of total unrecognized compensation cost related to non-vested performance awards granted under the LTIP. This cost is expected to be recognized over a remaining weighted average vesting period of approximately 2.5 years. Total

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

8. Stock-Based Compensation (Continued)

unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

9. Segment Information

        The information in the following table was derived from the segment's internal financial reports used for corporate management purposes:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Contract revenues:
T&D	$119,017	$118,206	$343,567	$328,803
C&I	43,018	34,561	114,326	113,138

	$162,035	$152,767	$457,893	$441,941

Operating income (loss):
T&D	$11,256	$8,862	$27,515	$23,754
C&I	3,027	1,610	9,309	5,558
General Corporate	(6,114)	(4,265)	(16,137)	(12,556)

	$8,169	$6,207	$20,687	$16,756

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

        In March 2010, the Company issued certain restricted stock awards which vest over a service period that ranges from three to five years. These awards contain non-forfeitable rights to dividends or dividend equivalents. Awards containing such rights that are unvested are considered to be participating securities and would be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, earnings are allocated between the Company's common stockholders and participating securities. The application of the two-class method during the three and nine months ended September 30, 2010, did not have a material impact on the earnings per share calculation.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

10. Earnings Per Share (Continued)

        The weighted average number of common shares used to compute basic and diluted net income per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands)	2009	2010	2009	2010
Weighted average basic common shares outstanding	19,775	19,915	19,739	19,868
Potential common shares arising from stock options and restricted stock	988	861	951	898

Weighted average diluted common shares outstanding	20,763	20,776	20,690	20,766

        Potential common shares related to the assumed exercise of stock options are not included in the denominator of the diluted earnings per share calculation if the inclusion of such shares would either be anti-dilutive or if the exercise prices of these common stock equivalents were greater than the average market price of the Company's common stock for the period. For the three months ended September 30, 2010, outstanding stock options of 585,616 were excluded as common stock equivalents from the diluted earnings per share calculation. For the nine months ended September 30, 2009 and 2010, outstanding stock options of 536,000 and 105,528, respectively, were excluded as common stock equivalents from the diluted earnings per share calculation.

        Additionally, for the three and nine months ended September 30, 2010, potential common shares related to the unvested portion of performance awards of 40,256, with a weighted average grant date fair value of $17.18, were also excluded from the denominator of the diluted earnings per share calculation as the underlying performance obligation was not met as of September 30, 2010.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion should be read in conjunction with the accompanying consolidated financial statements as of December 31, 2009 and September 30, 2010, and for the three and nine months ended September 30, 2009 and 2010, and with our annual report on Form 10-K for the year ended December 31, 2009 (the "2009 Annual Report"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed herein under the captions labeled "Cautionary Statement Concerning Forward-Looking Statements and Information" and "Risk Factors," as well as in the 2009 Annual Report. We assume no obligation to update any of these forward-looking statements.

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

        Our business is directly impacted by the level of spending on transmission and distribution infrastructure throughout the United States and the level of commercial and industrial activity. During the recent economic downturn affecting the United States, some of our customers reduced their capital spending programs, and, as a result, the competition for the projects available for us to bid has increased. These factors have impacted our operating results.

        We had consolidated revenues, for the nine months ended September 30, 2010, of $441.9 million, of which 74.4% was attributable to our T&D customers and 25.6% was attributable to our C&I customers. For the nine months ended September 30, 2010, our net income and EBITDA(1) were $10.0 million and $28.6 million, respectively, compared to $13.0 million and $30.4 million for the nine months ended September 30, 2009.

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

  The following table provides a reconciliation of net income to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2009	2010	2009	2010
Reconciliation of Net Income to EBITDA:
Net Income	$5,769	$3,901	$12,967	$10,034
Add/(subtract):
Interest expense (income), net	181	384	448	772
Provision for income taxes	2,151	1,891	7,093	5,836
Depreciation & amortization	3,391	4,053	9,854	11,969

EBITDA	$11,492	$10,229	$30,362	$28,611

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

  The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2009	2010	2009	2010
Reconciliation of EBITDA to Net Cash Flows
Provided By (Used In) Operating Activities:
EBITDA	$11,492	$10,229	$30,362	$28,611
Add/(subtract):
Interest income (expense), net	(181)	(384)	(448)	(772)
Provision for income taxes	(2,151)	(1,891)	(7,093)	(5,836)
Depreciation & amortization	(3,391)	(4,053)	(9,854)	(11,969)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities	3,404	3,378	10,161	11,558
Changes in operating assets and liabilities	(16,488)	(8,393)	(13,865)	(9,303)

Net cash flows provided by (used in) operating activities	$(7,315)	$(1,114)	$9,263	$12,289

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

        Subject to the foregoing discussions, the following table summarizes the amount of our backlog that we believed to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months (dollars in thousands):

	Backlog as of September 30, 2009	Backlog as of September 30, 2010
	Total	Total	Amount estimated to not be recognized within 12 months
T&D	$170,962	$115,580	$3,596
C&I	80,660	79,506	—

	$251,622	$195,086	$3,596

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

Project Bonding Requirements

        Approximately 39.0% and 34.0% of our business by revenue, for the nine-month periods ended September 30, 2009 and 2010, respectively, required surety bonds or other means of financial assurance to secure contractual performance. If we fail to perform or pay subcontractors and vendors, the customer may demand that the surety provide services or make payments under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the bonds. As of September 30, 2010, the total amount of bonded backlog was approximately $102.8 million, which represented approximately 52.7% of our backlog.

Consolidated Results of Operations

        The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the period indicated:

	Three months ended September 30,				Nine months ended September 30,
	2009		2010		2009		2010
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$162,035	100.0%	$152,767	100.0%	$457,893	100.0%	$441,941	100.0%
Contract costs	141,320	87.2	135,731	88.8	401,368	87.7	393,023	88.9

Gross profit	20,715	12.8	17,036	11.2	56,525	12.3	48,918	11.1
Selling, general and administrative expenses	12,590	7.8	11,023	7.2	35,925	7.8	32,635	7.4
Amortization of intangible assets	84	0.1	84	0.1	251	0.1	251	0.1
Gain on sale of property and equipment	(128)	(0.1)	(278)	(0.2)	(338)	(0.1)	(724)	(0.2)

Income from operations	8,169	5.0	6,207	4.1	20,687	4.5	16,756	3.8
Other income (expense)
Interest income	27	—	14	—	201	—	37	—
Interest expense	(208)	(0.1)	(398)	(0.3)	(649)	(0.1)	(809)	(0.2)
Other, net	(68)	—	(31)	—	(179)	—	(114)	—

Income before provision for income taxes	7,920	4.9	5,792	3.8	20,060	4.4	15,870	3.6
Income tax expense	2,151	1.3	1,891	1.2	7,093	1.5	5,836	1.3

Net income	$5,769	3.6%	$3,901	2.6%	$12,967	2.9%	$10,034	2.3%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2010

        Revenues.    Revenues decreased approximately $9.3 million, or 5.7%, from $162.0 million for the three months ended September 30, 2009 to $152.8 million for the three months ended September 30, 2010. The majority of the decrease in revenues was the result of a decrease in revenues from a few large T&D projects (greater than $10.0 million in contract value) coupled with an overall decrease in revenues from the C&I segment. This decrease in revenues was partially offset by an increase in T&D projects that were less than $10.0 million in contract value.

        Gross Profit.    Gross profit decreased approximately $3.7 million, or 17.8%, from $20.7 million for the three months ended September 30, 2009 to $17.0 million for the three months ended September 30, 2010. As a percentage of overall revenues, gross profit margin decreased from 12.8% for the three months ended September 30, 2009 to 11.2% for the three months ended September 30, 2010. For the three months ended September 30, 2010, our gross profit margin decreased mostly as a result of margin decreases on a few large transmission and C&I projects, compared to prior period, for a combined total of approximately $1.2 million. We also experienced a decrease in margins on smaller T&D projects (less than $3.0 million in contract value) of approximately $1.1 million. These margin decreases are due to a combination of pricing pressures from increased competition and some lower productivity levels compared to prior estimates on certain contracts. In addition, the decrease in gross profit dollars was mainly attributable to an overall reduction in contract revenues that contributed to a decrease of approximately $1.2 million for the three months ended September 30, 2010.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased approximately $1.6 million, or 12.4%, from $12.6 million for the three months ended September 30, 2009 to $11.0 million for the three months ended September 30, 2010. The decrease was primarily due to a net decrease in profit sharing and other employee-related compensation and benefit costs, partially offset by a $0.6 million increase in expenses related to an unfavorable outcome in a lawsuit against one of our subsidiaries. As a percentage of revenues, these expenses decreased from 7.8% for the three months ended September 30, 2009 to 7.2% for the three months ended September 30, 2010.

        Gain on Sale of Property and Equipment.    Gains from the sale of property and equipment increased $0.2 million from $0.1 million for the three months ended September 30, 2009 to $0.3 million for the three months ended September 30, 2010. Gains from the sale of property and equipment were the result of routine sales of property and equipment that we determined were no longer useful or valuable to our ongoing operations.

        Interest Income.    Interest income remained constant for the three months ended September 30, 2009 and 2010 at a balance less than $0.1 million.

        Interest Expense.    Interest expense increased $0.2 million from $0.2 million for the three months ended September 30, 2009 to $0.4 million for the three months ended September 30, 2010 due mainly to an increase in amounts payable to the Internal Revenue Service ("IRS") for interest computed under the IRS's look-back method for completed long-term contracts.

        Provision for Income Taxes.    The provision for income taxes was $2.2 million for the three months ended September 30, 2009, with an effective tax rate of 27.2% compared to $1.9 million for the three months ended September 30, 2010, with an effective tax rate of 32.6%. The increase in our overall effective tax rate for the three months ended September 30, 2010 as compared to the same period of 2009 was mainly due to the differences in discrete tax adjustment items recorded during each quarter. The discrete tax adjustment items recorded during the 2009 period are as follows: (1) the recognition of approximately $0.3 million in increased state tax benefits upon the completion of our 2008 state income tax returns, (2) the tax benefit of $0.2 million related to the non-taxable treatment of a $0.5 million refund that was received in August 2009 from the government for a contested fine, and (3) the reduction in our accrual for unrecognized tax benefits of approximately $0.4 million related to the lapse in statute of limitations. The only material discrete tax adjustment recorded during the 2010 period was the recognition of approximately $0.3 million in increased state tax benefits and certain federal tax credits upon the completion of our 2009 income tax returns. In addition to the discrete tax adjustments described above, the 2010 period benefited from the impact of reducing our annualized estimated provision for income taxes from 39.0% to 38.5%, before discrete items, during the current quarter.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three months ended September 30,
	2009		2010
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$119,017	73.5%	$118,206	77.4%
Commercial & Industrial	43,018	26.5	34,561	22.6

Total	$162,035	100.0%	$152,767	100.0%

Operating income (loss):
Transmission & Distribution	$11,256	9.5%	$8,862	7.5%
Commercial & Industrial	3,027	7.0	1,610	4.7

Total	14,283	8.8	10,472	6.9
Corporate	(6,114)	(3.8)	(4,265)	(2.8)

Consolidated	$8,169	5.0%	$6,207	4.1%

Transmission & Distribution

        Revenues for our T&D segment for the three months ended September 30, 2009 were $119.0 million compared to $118.2 million for the three months ended September 30, 2010, a decrease of $0.8 million or 0.7%. The decrease in revenues was mainly the result of a decrease in revenues generated from a few large transmission projects, which was mostly offset by an increase in revenues generated from T&D projects that were less than $10.0 million in contract value.

        Operating income for our T&D segment for the three months ended September 30, 2009 was $11.3 million compared to $8.9 million for the three months ended September 30, 2010, a decrease of $2.4 million or 21.3%. As a percentage of revenues, operating income decreased from 9.5% for the three months ended September 30, 2009 to 7.5% for the three months ended September 30, 2010. The decrease in operating income, as a percentage of T&D segment revenues, was mainly attributable to a decrease in margins on a few large transmission projects of approximately $0.6 million and an overall decrease in margins on smaller T&D projects of approximately $1.1 million. These decreases in margins were due mainly to a combination of lower productivity levels compared to prior estimates on certain contracts and pricing pressures from increased competition on smaller projects.

Commercial & Industrial

        Revenues for our C&I segment for the three months ended September 30, 2009 were $43.0 million compared to $34.6 million for the three months ended September 30, 2010, a decrease of approximately $8.5 million or 19.7%. The decrease in revenues was due mainly to increased competition in this market area, which has impacted the number of projects awarded to us.

        Operating income for our C&I segment for the three months ended September 30, 2009 was $3.0 million compared to $1.6 million for the three months ended September 30, 2010, a decrease of $1.4 million or 46.8%. As a percentage of revenues, operating income decreased from 7.0% for the three months ended September 30, 2009 to 4.7% for the three months ended September 30, 2010. The decrease in operating income, as a percent of C&I segment revenues, was mainly attributable to an overall reduction in margins on a few large C&I contracts of approximately $0.6 million. This decrease in contract margins was due to a combination of pricing pressures from increased competition and some lower productivity levels compared to prior estimates on a few large contracts.

Nine months ended September 30, 2009 Compared to Nine months ended September 30, 2010

        Revenues.    Revenues decreased $16.0 million, or 3.5%, from $457.9 million for the nine months ended September 30, 2009 to $441.9 million for the nine months ended September 30, 2010. The majority of the decrease in revenues was the result of a decrease in revenues from smaller projects in both reporting segments and a decrease in revenues from a few large transmission projects, which was mostly offset by an increase in revenues from a few large projects in the C&I segment.

        Gross Profit.    Gross profit decreased $7.6 million, or 13.5%, from $56.5 million for the nine months ended September 30, 2009 to $48.9 million for the nine months ended September 30, 2010. As a percentage of overall revenues, gross profit margin decreased from 12.3% for the nine months ended September 30, 2009 to 11.1% for the nine months ended September 30, 2010. The decrease in gross profit was mainly attributable to an overall reduction in contract margins on smaller T&D projects of approximately $6.0 million, which was mostly due to margin pressures from increased competition. The decrease in margins on smaller T&D projects was partially offset by a net increase in margins on large projects in both the T&D and C&I segments of approximately $0.4 million.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $3.3 million, or 9.2%, from $35.9 million for the nine months ended September 30, 2009 to $32.6 million for the nine months ended September 30, 2010. The decrease was primarily due to (1) the elimination of a $1.6 million severance liability as a result of the amended employment agreements of our six executive officers and (2) an overall reduction in profit sharing and other employee-related benefit costs. As a percentage of revenues, these expenses decreased from 7.8% for the nine months ended September 30, 2009 to 7.4% for the nine months ended September 30, 2010.

        Gain on Sale of Property and Equipment.    Gains from the sale of property and equipment increased $0.4 million from $0.3 million for the nine months ended September 30, 2009 to $0.7 million for the nine months ended September 30, 2010. Gains from the sale of property and equipment were the result of routine sales of property and equipment that we determined were no longer useful or valuable to our ongoing operations.

        Interest Income.    Interest income decreased from $0.2 million for the nine months ended September 30, 2009 to less than $0.1 million for the nine months ended September 30, 2010 due to the overall decrease in interest rates earned on our average daily cash balance.

        Interest Expense.    Interest expense increased $0.2 million from $0.6 million for the nine months ended September 30, 2009 to $0.8 million for the nine months ended September 30, 2010 mainly to an increase in amounts payable to the IRS for interest computed under the IRS's look-back method for completed long-term contracts.

        Provision for Income Taxes.    The provision for income taxes was $7.1 million for the nine months ended September 30, 2009, with an effective tax rate of 35.4% compared to $5.8 million for the nine months ended September 30, 2010, with an effective tax rate of 36.8%. The increase in our overall effective tax rate for the nine months ended September 30, 2010 as compared to the same period of 2009 was mainly due to the differences in discrete tax adjustment items recorded during the nine-month period. The discrete tax adjustment items recorded during the 2009 period are as follows: (1) the recognition of approximately $0.3 million in increased state tax benefits upon the completion of our 2008 state tax returns, (2) the tax benefit of $0.2 million related to the non-taxable treatment of a $0.5 million refund that was received in August 2009 from the government for a contested fine, and (3) the reduction in our accrual for unrecognized tax benefits of approximately $0.4 million related to the lapse in statute of limitations. The only material discrete tax adjustment recorded during the 2010 period was the recognition of approximately $0.3 million in increased state tax benefits and certain federal tax credits upon the completion of our 2009 income tax returns.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Nine months ended September 30,
	2009		2010
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$343,567	75.0%	$328,803	74.4%
Commercial & Industrial	114,326	25.0	113,138	25.6

Total	$457,893	100.0%	$441,941	100.0%

Operating income (loss):
Transmission & Distribution	$27,515	8.0%	$23,754	7.2%
Commercial & Industrial	9,309	8.1	5,558	4.9

Total	36,824	8.0	29,312	6.6
Corporate	(16,137)	(3.5)	(12,556)	(2.8)

Consolidated	$20,687	4.5%	$16,756	3.8%

Transmission & Distribution

        Revenues for our T&D segment for the nine months ended September 30, 2009 were $343.6 million compared to $328.8 million for the nine months ended September 30, 2010, a decrease of $14.8 million or 4.3%. The decrease in revenues was the result of a decrease in revenues from both small and large transmission projects, partially offset by an increase in revenues generated from distribution projects and medium-sized transmission projects (between $3.0 million and $10.0 million in contract value).

        Revenues from transmission projects represented 75.6% and 66.3% of T&D segment revenue for the nine months ended September 30, 2009 and 2010, respectively. Additionally, for the nine months ended September 30, 2009, measured by revenue in our T&D segment, we provided 32.4% of our T&D services under fixed price contracts, as compared to 27.4% for the nine months ended September 30, 2010.

        Operating income for our T&D segment for the nine months ended September 30, 2009 was $27.5 million compared to $23.8 million for the nine months ended September 30, 2010, a decrease of approximately $3.8 million or 13.7%. As a percentage of revenues, operating income decreased from 8.0% for the nine months ended September 30, 2009 to 7.2% for the nine months ended September 30, 2010. The decrease in operating income in the T&D segment was mainly attributable to an overall reduction in margins on smaller T&D contracts of approximately $6.0 million, which was partially due to lower productivity levels compared to prior estimates on certain contracts, as well as increased competition in bidding activity. The decrease in margins on smaller contracts was partially offset by an overall increase in margins on large transmission contracts of approximately $3.5 million, which was due to a reduction in the estimated completion costs on a few contracts.

Commercial & Industrial

        Revenues for our C&I segment for the nine months ended September 30, 2009 were $114.3 million compared to $113.1 million for the nine months ended September 30, 2010, a decrease of $1.2 million or 1.0%. The decrease in revenues was due mainly to the decrease in revenues derived from smaller projects, partially offset by an overall increase in revenues from a few large projects.

        For the nine months ended September 30, 2009, measured by revenue in our C&I segment, we provided 39.7% of our services under fixed price contracts, as compared to 27.9% for the nine months ended September 30, 2010.

        Operating income for our C&I segment for the nine months ended September 30, 2009 was $9.3 million compared to $5.6 million for the nine months ended September 30, 2010, a decrease of approximately $3.8 million or 40.3%. As a percentage of revenues, operating income decreased from 8.1% for the nine months ended September 30, 2009 to 4.9% for the nine months ended September 30, 2010. The decrease in operating income in the C&I segment was mainly attributable to an overall reduction in margins on large C&I contracts of approximately $3.1 million, which was due to lower productivity levels compared to prior estimates on a few large contracts, as well as increased competition.

Liquidity and Capital Resources

        As of September 30, 2010, we had cash and cash equivalents of $39.2 million, positive working capital of $83.0 million and long-term liabilities in the amount of $46.4 million, which consisted of the long-term portion of our term loan facility, deferred income taxes and deferred compensation obligations. We also had a $15.0 million letter of credit outstanding under the Credit Agreement. During the nine months ended September 30, 2010, consolidated operating activities of our business resulted in net cash flows generated from operations of $12.3 million compared to net cash generated from operations of $9.3 million for the nine months ended September 30, 2009. Cash flows from operations are primarily influenced by demand for our services, operating margins and the type of services we provide our customers. During the nine months ended September 30, 2010, we used net cash in investing activities of $11.3 million, including $12.1 million used for capital expenditures, offset by approximately $0.8 million of proceeds from the sale of property and equipment. During the nine months ended September 30, 2010, we generated net cash from financing activities of $0.6 million, resulting primarily from net cash received from the exercise of stock options and the related tax benefits.

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

Debt Instruments

        On August 31, 2007, we entered into an agreement for a $125.0 million senior secured credit facility which provides for a $75.0 million revolving credit line (which may be increased or decreased in accordance with the terms of the related credit agreement) and a $50.0 million term loan facility. At our option, borrowings under the Credit Agreement bear interest at either (1) the greater of a prime rate or the federal funds rate plus a spread based upon our leverage ratio or (2) an adjusted London Interbank Offered Rate ("LIBOR") plus a spread based upon our leverage ratio. There were $30.0 million of borrowings outstanding under the facility accruing interest at 1.3125% (which was equal to an adjusted one-month LIBOR plus a spread of 1.0%) at September 30, 2010. As of September 30, 2010, we had a $15.0 million letter of credit outstanding, which reduced our borrowing capacity under the revolving credit line. The Credit Agreement expires on August 31, 2012. We had $60.0 million available under the Credit Agreement as of September 30, 2010.

        The terms of the Credit Agreement require, among other things, that we adhere to a maximum leverage ratio and maintain a minimum EBITDA-based interest coverage ratio, both of which are defined under the Credit Agreement and determined on a rolling four consecutive quarter basis. The EBITDA-based interest coverage ratio covenant requires us to have a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. We are also required to have a leverage ratio of no more than 3.0 to 1.0. As of September 30, 2010, our interest coverage ratio was in excess of 38.0 to 1.0 and our leverage ratio was less than 1.0 to 1.0, both within the required covenant levels permitted under the Credit Agreement.

        The Credit Agreement also includes other specific limits or restrictions on additional indebtedness, liens and capital expenditure activity. Our obligations under the Credit Agreement are secured by a lien on all of our property (including the capital stock of our subsidiaries) other than any property subject to a certificate of title, subject to a lease or similar interest and our real property and fixtures. As of September 30, 2010, we were in compliance with all applicable debt covenants.

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

        We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of September 30, 2010, the maximum guaranteed residual value was approximately $1.3 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

        We typically have purchase options on the equipment underlying our long term operating leases and many of our short term rental arrangements. We continue to exercise many of these purchase options as the need for equipment is on-going and the purchase option price is attractive.

Purchase Commitments for Construction Equipment

        As of September 30, 2010, we had approximately $7.0 million in outstanding purchase obligations for certain construction equipment to be paid with cash outlay requirements scheduled to occur over the next three months.

Letters of Credit

        Some of our vendors may require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our insurance programs. In addition, from time-to-time, certain customers may require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions in accordance with the terms of the letter of credit. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. Currently, we do not believe that it is likely that any claims will be made under any letter of credit.

        As of September 30, 2010, we had a $15.0 million letter of credit outstanding under the Credit Agreement to secure obligations under our casualty insurance program.

Surety Bonds

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers would reduce the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of September 30, 2010, an aggregate of approximately $441.1 million in original face amount of bonds issued by the surety were outstanding. Our estimated cost to complete these bonded projects was approximately $94.6 million as of September 30, 2010.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of September 30, 2010, we were not parties to any derivative instruments. We did not use any material derivative financial instruments during the nine months ended September 30, 2009 and 2010, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

        We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2010, one customer represented approximately 26.0% of total consolidated accounts receivable (excluding the impact of allowance for doubtful accounts). No other customer represented more than 10.0% of our total consolidated accounts receivable as of September 30, 2010. For the nine months ended September 30, 2010, revenues from two of our customers individually exceeded 10.0% of our total consolidated revenues, with combined revenues from the two accounting for approximately 31.0% of our total consolidated revenues. For the nine months ended September 30, 2009, revenues from one of our customers exceeded 10.0% of our total consolidated revenues. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

        Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, the federal funds rate and LIBOR. If we borrow additional amounts under the Credit Agreement, the interest rate on those borrowings will also be variable. If the prime rate, federal funds rate or LIBOR rise, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. As of September 30, 2010, we had $30 million of borrowings outstanding under the Credit Agreement. The Credit Agreement currently accrues annual interest at one-month LIBOR in effect at each month end plus a spread of 1.00%, based upon our current leverage ratio, as defined in the Credit Agreement. A 0.125% increase or decrease in the interest rate would have the effect of changing our interest expense by $37,500 per year.

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

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the third quarter ended September 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

MYR GROUP INC. (Registrant)

November 8, 2010	/s/ MARCO A. MARTINEZ Vice President, Chief Financial Officer and Treasurer