Form 10-K
period 2010-12-31
MYR GROUP INC.
filed 2011-03-08
CIK 700923

Use these links to rapidly review the document

Item 8. Consolidated Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the outstanding common equity held by non-affiliates of the registrant was approximately $328.4 million, based upon the closing sale price of the common stock on such date as reported by the NASDAQ Global Market (for purposes of calculating this amount, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the registrant have been deemed affiliates).

          As of February 28, 2011 there were 20,069,437 shares of the registrant's $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for use in connection with its 2011 annual meeting of stockholders to be held on May 5, 2011, to be filed with the Securities and Exchange Commission (the "SEC"), are incorporated in Part III hereof and made a part hereof.

MYR GROUP INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2010

        Throughout this report, references to "MYR Group," the "Company," "we," "us," and "our" refer to MYR Group Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

i

FORWARD-LOOKING STATEMENTS

        Statements in this annual report on Form 10-K contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which represent our management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words "anticipate," "believe," "estimate," "expect," "intend," "may," "objective," "outlook," "plan," "project," "possible," "potential," "should" and similar expressions. The forward-looking statements in this annual report on Form 10-K speak only as of the date of this annual report on Form 10-K. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed in Item 1A "Risk Factors" of this report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

  •
  we require subcontractors to assist us in providing certain services and we depend on obtaining and retaining the necessary subcontractors to complete certain projects;

  •
  we depend on suppliers to procure material for our projects;

  •
  the timing of new contracts or termination of existing contracts may result in unpredictable fluctuations in our cash flow and financial results;

  •
  legislative actions may fail to result in increased demand for our services;

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

  •
  inability to hire or retain key personnel could disrupt our business;

  •
  work stoppages or other labor issues with our unionized workforce and obligations related to our unionized workforce could adversely affect our business;

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

  •
  unexpected costs or liabilities may arise from lawsuits or indemnity claims related to the services we perform;

  •
  our results of operations could be adversely affected as a result of the impairment of goodwill or intangible assets;

  •
  the market price of our stock may be volatile and our stockholders may not be able to resell their shares of common stock at or above the purchase price they paid;

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

PART 1

Item 1.    Business

General

        We were originally incorporated in the State of Delaware in 1982 under the name The L.E. Myers Co. Group. Through our subsidiaries, we have served the utility infrastructure markets since 1891. MYR Group Inc. was created in 1995 through the merger of three long-standing specialty contractor franchises. Our operations are currently conducted by six subsidiaries: The L. E. Myers Co.; Harlan Electric Company; Hawkeye Construction, Inc.; Great Southwestern Construction, Inc.; Sturgeon Electric Company, Inc. and MYR Transmission Services, Inc. Through our operating subsidiaries, we provide utility and electrical construction services with a network of local offices located throughout the continental United States. We provide a broad range of services which includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair.

        Our principal executive offices are located at Three Continental Towers, 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008-4210. The telephone number of our principal executive offices is (847) 290-1891.

        From 1996 to 2000, we were a public company with our stock traded on the New York Stock Exchange ("NYSE"). In 2000, we were acquired by GPU, Inc., which was subsequently acquired by FirstEnergy Corp. ("FirstEnergy"). In 2006, ArcLight Capital and its affiliates ("ArcLight") acquired substantially all of our capital stock from FirstEnergy. Through a private placement in 2007 (the "2007 Private Placement"), we completed the sale of our common stock to qualified institutional buyers, non-U.S. persons and accredited investors. Subsequently, we publicly registered our common stock and since September 9, 2008, our common stock has been traded on the NASDAQ Global Market.

Reportable Segments

        We are a leading specialty contractor serving the electrical infrastructure market in the United States. We manage and report our operations through two industry segments: Transmission and Distribution ("T&D") and Commercial and Industrial ("C&I") electrical contracting services.

        Transmission and Distribution.    We have operated in the T&D industry since 1891. We are one of the largest national contractors servicing the T&D sector of the United States electric utility industry. Our T&D customers include electric utilities, private developers, cooperatives, municipalities and other transmission owners. We provide a broad range of services which includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. Our T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems.

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

        We also provide emergency restoration services in response to hurricane, ice or other storm related damage, which typically account for less than $25.0 million, or less than 4.5% of our annual consolidated revenues. In 2009 and 2010, we recognized revenues from storm-related restoration services of approximately $15.6 million and $14.4 million, respectively, which represented approximately 2.5% and 2.4% of our annual consolidated revenues, respectively. However, in 2008, revenues from storm related restoration services were approximately $43.2 million, or 7.0% of our annual consolidated revenues, mainly due to significant hurricane activity in the Gulf Coast region (from Hurricanes Gustav and Ike) and ice storm activity in the Northeast region of the country.

        Commercial and Industrial.    We also provide electrical contracting services for commercial and industrial construction in the western United States. We are focused on the Arizona and Colorado regional markets where we have achieved sufficient scale to deploy the level of resources necessary to achieve what we believe are leading market shares. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, casinos, arenas, convention centers, manufacturing plants, processing facilities and transportation control and management systems.

        In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry, as well as directly to facility owners. We have a diverse customer base with many long-standing relationships.

        Our C&I segment also provides telecommunication installation services as well as electrical construction related to traffic and light rail signalization; these services represented less than 6.0% of our consolidated revenues for the year ended December 31, 2008, less than 4.0% of our consolidated revenues for the year ended December 31, 2009, and less than 2.5% of our consolidated revenues for the year ended December 31, 2010. Telecommunication services include fiber optic and copper communication installation for the transmission of voice, data, and video. The electrical construction services that we provide in connection with traffic and light rail signalization include ramp metering, signalized intersections, fiber optic interconnections for traffic management systems as well as highway and bridge lighting installation and maintenance.

        Additional financial information related to our business segments is provided under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to our Consolidated Financial Statements.

Customers

        Our T&D customers include investor-owned utilities, municipal utilities, cooperatives, federally-owned utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. Our C&I customer base includes general contractors, commercial and industrial facility owners, local governments and developers in our target markets. We have long-standing relationships with many of our customers, particularly in our T&D segment, and we cultivate these relationships at all levels of our organization from senior management to project supervisors. We seek to build upon existing customer relationships to secure additional projects and to increase revenue from our current customer base. Many of our customer relationships originated decades ago and are maintained through a partnering approach, which includes project evaluation and consulting, quality performance, performance measurement and direct customer contact. At both a senior and operating unit level, management also maintains a parallel focus on pursuing growth opportunities with prospective customers. In addition, our senior management and our operating unit management teams promote and market our services for prospective large-scale projects and national accounts. We believe that our industry experience, technical expertise, customer relationships and emphasis on safety and customer service are important to us being retained by existing and new customers.

        For the year ended December 31, 2008, our top 10 customers accounted for 48.1% of our revenues, of which our largest customer was Xcel Energy accounting for 9.8% of our revenue. For the year ended December 31, 2009, our top 10 customers accounted for 55.0% of our revenues, of which our largest customer was Dominion Resources, Inc. accounting for 12.5% of our revenues. For the year ended December 31, 2010, our top 10 customers accounted for 61.6% of our revenues, of which our largest customers were Dominion Resources, Inc. and National Grid, accounting for 19.3% and 10.6% of our revenues, respectively. No other single customer accounted for more than 10.0% of our total annual revenues in any of the years ending December 31, 2008, 2009 and 2010. Our largest customers are generally our electric utility customers, which we believe are of a high credit quality.

        For the years ended December 31, 2008, 2009 and 2010, revenues derived from T&D customers accounted for 72.5%, 74.3% and 74.9% of our total revenues, respectively. For the years ended December 31, 2008, 2009 and 2010, revenues derived from C&I customers accounted for 27.5%, 25.7% and 25.1% of our total revenues, respectively.

Types of Service Arrangements and Bidding Process

        We enter into contracts principally on the basis of competitive bids. Although there is considerable variation in the terms of the contracts we undertake, our contracts are primarily structured as either fixed-price or unit-price agreements, pursuant to which we agree to do the work for a fixed amount for the entire project or for the particular units of work performed. We also enter into time-and-equipment contracts under which we are paid for labor and equipment at negotiated hourly billing rates and for other expenses, including materials, as incurred. On occasion, these time-and-equipment contracts require us to include a guaranteed not-to-exceed maximum price. In addition, we obtain time-and-materials contracts under which we are paid for labor at negotiated hourly billing rates and for other expenses, including materials, as incurred. Finally, we sometimes enter into cost-plus contracts, where we are paid for our costs plus a negotiated margin.

        Fixed-price and unit-price contracts typically have the highest potential margins, but hold a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have more limited margin upside, but generally do not bear overrun risk. Fixed-price contracts accounted for 30.3% of total revenue for the year ended December 31, 2010, including 29.5% of our total revenue for our T&D segment and 32.6% of our total revenue for our C&I segment. Work in our T&D segment is generally completed under fixed-price, time-and-materials, time-and-equipment, unit-price and cost-plus agreements. C&I work is typically performed under fixed-price, time-and-materials, cost-plus, and unit-price agreements. Some of our C&I time-and-materials and cost-plus work is performed under a guaranteed maximum price structure.

        Our EPC contracts are typically fixed-price. We may act as the prime contractor for an EPC project where we perform the procurement and construction functions but use a subcontractor to perform the engineering component, or we may use a subcontractor for both engineering and procurement functions. We may also act as a subcontractor on an EPC project to an engineering or construction management firm. When acting as a subcontractor for an EPC project, we typically provide construction services only, but may also perform both the construction and procurement functions.

        We also provide services under MSAs that cover maintenance, upgrade and extension services, as well as new construction. Work performed under MSAs is typically billed on a unit-price, time-and-materials or time-and-equipment basis. MSAs are typically one to three years in duration. Under MSAs, customers generally agree to use us for certain services in a specified geographic region. However, most of our contracts, including MSAs, may be terminated by our customers or by us on short notice, typically 30 to 90 days. Furthermore, most MSA customers have no obligation to assign specific volumes of work to us and are not required to use us exclusively, although in some cases they are subject to our right of first refusal. Many of our contracts, including MSAs, are open to public bid at expiration and generally attract numerous bidders.

        A portion of the work we perform requires performance and payment bonds at the time of execution of the contract. Contracts generally include payment provisions pursuant to which 5% to 10% is withheld from each progress payment as retainage until the contract work has been completed and approved.

Materials

        Except where an EPC contract is involved, our T&D customers generally provide the majority of the materials and supplies necessary to carry out our contracted work. For our C&I contracts, we usually procure the necessary materials and supplies. We are not dependent on one supplier for materials or supplies.

        Demand for transmission products and services could strain production resources and thus could create significant lead-time for obtaining such items as large transformers, transmission structures, poles and wire. Our transmission project revenues could be significantly reduced or delayed due to the difficulty we, or our customers, may experience in obtaining required materials.

Subcontracting

        We are the prime contractor for the majority of our T&D projects. We may use subcontractors to perform portions of our contracts and to manage workflow, particularly for design, engineering, procurement and some foundation work. We often work with subcontractors who are sole proprietorships or small business entities. Subcontractors normally provide their own employees, vehicles, tools and insurance coverage. We are not dependent on any single subcontractor. Contracts with subcontractors often contain provisions limiting our obligation to pay the subcontractor if our client has not paid us and we are holding our subcontractors responsible for their work or delays in performance. On larger projects we may require surety bonding from subcontractors, where we deem appropriate, based on the risk involved. We occasionally perform work as a subcontractor and we may elect to do so from time-to-time on larger projects in order to manage our execution risk on certain projects.

        The majority of our work in our C&I segment is done in the subcontractor role.

Competition

        Our business is highly competitive in both our T&D and C&I segments. Competition in both of our business segments is primarily based on the price of the construction services rendered and upon the reputation for quality, safety and reliability of the contractor rendering these services. The competition we encounter can vary depending upon the type of construction services to be rendered and the locations in which such services are to be rendered. Additionally, the current economic environment has had an impact on the competition that we face, as fewer construction projects have led to increased competition for projects being bid.

        We believe that the principal competitive factors in our industry are:

  •
  price and flexible contract terms;

  •
  safety programs and safety performance;

  •
  management team experience;

  •
  reputation and relationships with customers;

  •
  geographic presence and breadth of service offerings;

  •
  history of service execution (for example, cost control, timing and experience);

  •
  specialized equipment, tooling and centralized fleet structure;

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

  T&D Competition

        Our T&D segment competes with a number of companies in the local markets where we operate, ranging from small local independent companies to large national firms. The national or large regional firms that compete with us for T&D contracts include Asplundh Construction Corp., Henkels & McCoy, Inc., MasTec, Inc., MDU Resources Group, Inc., Pike Electric Corporation, Quanta Services, Inc. and Willbros Group, Inc.

        There are a number of barriers to entry into the transmission services business including the cost of equipment and tooling necessary to perform transmission work, the availability of qualified labor, the scope of typical transmission projects and the technical, managerial and supervisory skills necessary to complete the job. Larger transmission projects generally require specialized heavy duty equipment as well as stronger financial resources to meet the cash flow, bonding, or letter of credit requirements of these projects. These factors sometimes reduce the number of potential competitors on these projects. The number of firms that generally compete for any one significant transmission infrastructure project varies greatly depending on a number of factors, including the size of the project, its location and the bidder qualification requirements imposed upon contractors by the customer. Many of our competitors restrict their operations to one geographic area while others operate nationally.

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

Project Bonding Requirements

        Historically, approximately 20.0% to 40.0% of our annual volume of business requires performance bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. As of December 31, 2010, we had approximately $464.4 million in original face amount of surety bonds outstanding for projects in our T&D segment and $151.8 million for projects in our C&I segment. Our estimated remaining cost to complete these bonded projects for both segments was approximately $246.7 million as of December 31, 2010. The ability to post surety bonds provides us with a competitive advantage over smaller or less financially secure competitors. We believe that the strength of our balance sheet, as well as our strong and long-standing relationship with our bonding provider, enhances our ability to obtain adequate financing and surety bonds.

Backlog

        We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as "backlog." We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. For our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, our projected revenue for a three-month period is included in the calculation of backlog, regardless of the duration of the contract, which typically exceeds such three-month period. These types of contracts are generally awarded as part of MSAs that typically have a one- to three-year duration from execution. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to generate in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. See "Item 1A. Risk Factors—Backlog may not be realized or may not result in profits."

        Certain of the projects that we undertake are not completed in one accounting period. Revenue on construction contracts is recorded based upon the percentage-of-completion accounting method determined by the ratio of costs incurred to date on the contracts (excluding uninstalled direct materials) to management's estimates of total contract costs. Projected losses are provided for in their entirety when identified. There can be no assurance as to the accuracy of our customers' requirements or of our estimates of existing and future needs under MSAs, or of the values of our cost or time-dependent contracts and, therefore, our current backlog may not be realized as part of our future revenues.

        Subject to the foregoing discussions, the following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months (dollars in thousands):

	Total Backlog at December 31, 2009	Total Backlog at December 31, 2010	Amount estimated to not be recognized within 12 months of December 31, 2010
T&D	$133,197	$428,994	$244,226
C&I	71,208	91,948	1,086

	$204,405	$520,942	$245,312

        Changes in backlog from period to period are primarily the result of fluctuations in the timing and revenue recognition of contracts. The increase in backlog between 2009 and 2010 was primarily related to several large contracts that were awarded to our T&D segment late in 2010.

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

Equipment

        Because we have operated in the T&D industry since 1891, we have been instrumental in designing much of the specialty tools and equipment used in the industry, including wire pullers, wire tensioners, aerial devices and more. We operate a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as wire pullers, wire tensioning machines, bulldozers, bucket trucks, digger derricks and cranes. We also rely on specialized tooling, including stringing blocks, wire grips and presses. Our fleet is comprised of approximately 5,000 units, including approximately 2,600 pieces of specialty equipment. We believe that our vehicles are well maintained and adequate for present operations. The standardization of our trucks and trailers allows us to minimize training, maintenance and parts costs. Our fleet group is staffed by over 100 mechanics and equipment managers, and we operate 14 maintenance shops throughout the United States to service our fleet. Our ability to internally service our fleet in various markets often allows us to reduce repair costs and the time equipment is out of service by eliminating both the need to ship equipment long distances for repair and dependence on third party maintenance providers. Our maintenance shops are also able to modify standard construction equipment to meet the specific needs of our specialty applications. We are a final-stage manufacturer for several configurations of our specialty vehicles and in the event that a particular piece of equipment is not available to us, we can build the component on-site, which reduces our reliance on our equipment suppliers.

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

        In addition, we conduct a portion of our business in the southwestern United States, where we run a risk of disturbing Native American artifacts and archeological sites. If we encounter artifacts on a site on one of our construction projects, we may need to halt operation while construction is moved or steps are taken to comply with local law and the Archaeological Resources Protection Act of 1979 ("ARPA"). In addition, under ARPA we may be subject to fines or criminal sanctions if we disturb or damage protected sites.

        We believe that we are in material compliance with applicable regulatory requirements and have all material licenses required to conduct our operations. Our failure to comply with applicable regulations could result in project delays, cost overruns, substantial fines and/or revocation of our operating licenses. Our non-compliance with such regulations could also affect our ability to benefit from certain federal stimulus programs.

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

Seasonality

        Our revenues, particularly those derived from our T&D segment, and results of operations can be subject to seasonal variations. These variations are influenced by weather, hours of daylight, customer spending patterns, availability of system outages from utilities, and holidays. For example, extended periods of rain or other extreme weather can affect the deployment of our crews. During the winter months, demand for our work is generally lower due to inclement weather. During the summer months, the demand for our work may be affected by peak electrical demands from warmer weather conditions, which reduces the availability of system outages during which we can perform electrical line service work. During the spring and fall months, the demand for our work generally increases due to improved weather conditions. As a result of the positive and negative effects of weather-related events on the services we provide and timing effect of our large contracts, it is difficult to predict recurring trends for our T&D business.

        We also provide storm restoration services to our T&D customers. These services tend to have a higher profit margin and can offset some of the negative financial effects that severe weather can have on normal T&D operations, such as lost revenues in connection with weather-related delays in our construction, maintenance and repair work. Storm restoration service work is highly unpredictable and can cause our results of operations to vary greatly from period to period.

Employees

        We seek to attract and retain highly qualified hourly employees by providing a superior work environment through our emphasis on safety, our high quality fleet of equipment, and our competitive compensation. The number of individuals we employ varies significantly throughout the year, typically with lower staffing levels at year end and through the winter months when fewer projects are active. The number of hourly employees fluctuates depending on the number and size of projects at any particular time. As of December 31, 2010, we had approximately 2,800 employees, consisting of approximately 450 salaried employees including executive officers, district managers, project managers, superintendents, estimators, office managers, and staff and clerical personnel, and approximately 2,350 hourly employees. Approximately 93% of our hourly-rated employees were members of the International Brotherhood of Electrical Workers ("IBEW"), AFL-CIO, and are represented by approximately 90 local unions under agreements with generally uniform terms and varying expiration dates. We generally are not direct parties to such local agreements, but instead these agreements are entered into by and between the IBEW local unions and the National Electrical Contractors Association ("NECA"), of which we are a member. NECA negotiates the terms of these agreements on our behalf. On occasion we will also employ individuals who are members of other trade unions pursuant to multi-employer, multi-union project agreements.

Executive Officers

Name	Age	Position
William A. Koertner	61	Chairman, President and Chief Executive Officer
Gerald B. Engen, Jr.	59	Senior Vice President, Chief Legal Officer and Secretary
John A. Fluss	59	Group Vice President
William H. Green	67	Senior Vice President and Chief Operating Officer
Marco A. Martinez	45	Vice President, Chief Financial Officer and Treasurer
Richard S. Swartz, Jr.	47	Senior Vice President

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

        John A. Fluss joined us in 1973 and has served as group vice president since 2002. Mr. Fluss has held a number of positions during his 37 years of employment with us, including vice president of line operations, district manager and district estimator.

        William H. Green has served as senior vice president and chief operating officer since December 2003. Prior to December 2003, Mr. Green served as a group vice president.

        Marco A. Martinez has served as vice president, chief financial officer and treasurer since December 2003. Mr. Martinez served as our director of finance from 2000 until December 2003. From 1997 until 2000, Mr. Martinez served as the controller for several of our operating subsidiaries. Prior to joining us, Mr. Martinez served in various financial positions at Waste Management, Inc. from 1989 until 1997.

        Richard S. Swartz, Jr. has served as senior vice president since August 2009. Mr. Swartz served as a group vice president from 2004 to 2009. Prior to becoming a group vice president, Mr. Swartz served as vice president of our transmission & distribution central division from 2002 to 2004. Mr. Swartz has held a number of additional positions since he joined us in 1982, including project foreman, superintendent, project manager and district manager.

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

  •
  cost overruns on fixed-price and unit-price contracts;

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

We are unable to predict the impact of economic conditions in the financial markets and the resulting constraints in obtaining financing on our business and financial results.

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

        The demand for infrastructure construction and maintenance services from our customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the industries we serve as well as the United States economy in general. If the general level of economic activity remains below historic norms, or if the economic activity in the regions that we serve remains below historic norms, financing conditions for our industry could be adversely affected and our customers may delay commencement of work on, or cancel, new projects or maintenance activity on existing projects or may outsource less work to contractors such as ourselves. A number of other factors, including financing conditions for the industry and customer financial conditions, could adversely affect our customers' ability or willingness to fund capital expenditures. As a result, demand for our services could decline substantially for extended periods, particularly during economic downturns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our industry is highly competitive.

        Our industry is served by numerous small, owner-operated private companies as well as several large national and regional companies that may have financial, technological and sales resources that exceed our own. In addition, relatively few barriers prevent entry into the C&I market and the distribution market. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors in those areas. Competition in the industry depends on a number of factors, including price. Certain of our competitors, including our competitors in the transmission market, may have lower overhead cost structures and, therefore, may be able to provide their services at lower rates than ours. In addition, some of our competitors may have greater resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the markets we serve or maintain our customer base at current levels. We also may face competition from the in-house service organizations of our existing or prospective customers. Electric power providers often employ personnel to internally perform some of the same types of services we do. We cannot be certain that our existing or prospective customers will continue to outsource services in the future, and, if they bring certain projects in-house, it could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, increased spending on public projects funded by the American Recovery and Reinvestment Act of 2009 (ARRA) may also encourage additional competitors to enter the markets that we serve, resulting in increased competition and lower gross margins.

We may be unsuccessful in generating internal growth.

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

        In addition, if our customers are constrained in their ability to obtain capital, it could reduce the number or size of projects available to us. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business, and the failure to do so could have a material adverse effect on our financial condition, results of operations and cash flow.

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

        Backlog is difficult to determine accurately and different companies within our industry may define backlog differently. Additionally, most contracts, including MSAs, may be terminated on short notice, typically 30 to 90 days. Reductions in backlog due to cancellation by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts in backlog. In the event of a project cancellation, we may be reimbursed for certain costs but we typically have no contractual right to the total revenues reflected in our backlog. Projects may remain in backlog for extended periods of time. The timing of contract awards and duration of large new contracts can significantly affect backlog reporting. Given these factors and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot assure you as to our customers' requirements or our estimates. An inability to realize revenue from our backlog could have a material adverse effect on our financial condition, results of operations and cash flows. See "Item 1. Business—Backlog" for a discussion on how we calculate backlog for our business.

Our business growth could outpace the capability of our internal infrastructure.

        Our internal infrastructure may not be adequate to support our operations as they expand, particularly if we are awarded a significant number of awards in a short time period. A large project may require hiring additional qualified personnel, such as engineers, project managers, field supervisors, linemen and safety personnel, the supply of which may not be sufficient to meet our demands.

        Often large transmission projects require specialized equipment. To the extent that we are unable to buy or build equipment necessary for a project, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis or to find alternative ways to perform the work without the benefit of equipment ideally suited for the job, which could increase the costs of completing the project. Furthermore, we may be unable to buy or rent the specialty equipment and tooling we require due to the limited number of manufacturers and distributors in the marketplace. We often bid for work knowing that we will have to rent equipment on a short-term basis, and we include our assumptions of market equipment rental rates into our bid. If market rates for rental equipment increase between the time of bid submission and project execution, our margins for the project may be reduced. In addition, our equipment requires continuous maintenance, which we generally provide through our own repair facilities. If we are unable to continue to maintain the equipment in our fleet, we may be forced to obtain additional third-party repair services at a higher cost or be unable to bid on contracts.

        Larger projects may require stronger financial resources to meet the cash flow, bonding or letter of credit requirements imposed upon contractors by the customer. Future growth also could impose additional demands and responsibilities on members of our senior management. Failure to manage our growth effectively, particularly that caused by winning major awards, could result in delays in completing projects, with an adverse effect on our reputation, results of operations and financial condition.

We require subcontractors to assist us in providing certain services and we depend on obtaining and retaining the necessary subcontractors to complete certain projects.

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

        Successful completion of our contracts may depend on whether our subcontractors successfully fulfill their contractual obligations. If our subcontractors fail to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to incur additional costs and provide additional services in order to make up such shortfall. Failure of our subcontractors to comply with the completion dates and quality standards contained in their contracts with us could have a material adverse effect on our financial condition, results of operations and cash flows.

We depend on suppliers to procure material for our projects.

        We rely on suppliers to obtain the necessary materials on certain projects. Demand for transmission products and services could strain production resources and thus could create significant lead-time for obtaining such items as large transformers, transmission structures, poles and wire. Our transmission project revenues could be significantly reduced or delayed due to the difficulty we, our suppliers, or our customers, may experience in obtaining required materials.

The timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results.

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

Legislative actions may fail to result in increased demand for our services .

        In August 2005, the United States government enacted the Energy Policy Act of 2005 (the "Energy Act") to encourage increased spending by the power industry. Implementation of the Energy Act remains subject to considerable fiscal and regulatory uncertainty. The Energy Act may not streamline the process for siting and permitting new transmission projects or eliminate the barriers to new transmission investments. As a result, the Energy Act may not result in the anticipated increased spending on the electric power transmission infrastructure. Continued uncertainty regarding the new infrastructure investments and the implementation and impact of the Energy Act may result in less growth in demand for our services.

        In February 2009, the United States government enacted the ARRA for the purpose of stabilizing the United States economy through appropriations for various purposes, including investments in electricity delivery and energy reliability. While the ARRA includes appropriations of funds to be used for projects in which we could provide our services, we do not know whether we will benefit from the ARRA. We cannot predict, among other things, the size, location, type, or timing of the projects that will be funded by the ARRA. In 2010, we did not significantly benefit from any project that was substantially funded by the ARRA, and we may not recognize revenues from the ARRA for a few years, if at all.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously recognized profits.

        As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results from Operations—Critical Accounting Policies" and in the notes to our consolidated financial statements, a significant portion of our revenues is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is commonly used in the industry for fixed-price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Penalties are recorded when known or finalized, which generally is during the latter stages of the contract. In addition, we record adjustments to estimated costs of contracts when we believe the change in estimate is probable and the amounts can be reasonably estimated. These adjustments could result in both increases and decreases in profit margins. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant and could have a material adverse effect on our financial condition, results of operations and cash flows.

Our actual costs may be greater than expected in performing our fixed-price and unit-price contracts.

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

        In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"), several estimates and assumptions are used by management in determining the reported amounts of assets and liabilities, revenues and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on U.S. GAAP. In some cases, these estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates may be used in our assessment of the allowance for doubtful accounts, valuation of inventory, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived assets for impairment, insurance claims liabilities, valuation allowance on deferred taxes, forfeiture estimates relating to stock-based compensation, revenue recognition based upon percentage-of-completion accounting and provision for income taxes. From time-to-time, we may publicly provide earnings or other forms of guidance, which reflect our predictions about future revenue, operating costs and capital structure, among other factors. These predictions may be impacted by estimates, as well as other factors that are beyond our control and may not turn out to be correct. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We insure against many potential liabilities and our reserves for estimated losses may be less than our actual losses.

        Although we maintain insurance policies with respect to automobile liability, general liability, workers' compensation, employers' liability and other coverages, those policies do not cover all possible claims. We also have an employee health care benefit plan for employees not subject to collective bargaining agreements, which is subject to certain deductible limits. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs significantly above our estimates, such claims or costs could have a material adverse effect on our financial condition, results of operations and cash flows.

We may incur liabilities or suffer negative financial impacts relating to occupational health and safety matters.

        Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk; and there can be no assurance that we will avoid significant liability exposure. Our business is subject to numerous safety risks, including electrocutions, fires, natural gas explosions, mechanical failures, weather-related incidents, transportation accidents and damage to equipment on which we work. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. We have suffered serious injuries and fatalities in the past and may suffer additional serious injuries and fatalities in the future. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities. In addition, we have in the past, and we may in the future, be subject to criminal penalties relating to occupational health and safety violations, which have resulted in and could in the future result in substantial costs and liabilities.

        Our customers seek to minimize safety risks on their sites and they frequently review the safety records of outside contractors during the bidding process. If our safety record were to substantially deteriorate, we might become ineligible to bid on certain work, and our customers could cancel our contracts and not award us future business, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

        We grant credit, generally without collateral, to our customers in our T&D segment, which include investor-owned utilities, independent power producers, municipalities and cooperatives across the United States and in our C&I segment, which include general contractors, commercial and industrial facility owners, local governments and developers located primarily in the western United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the continental United States. Our customers also include special purpose entities that own T&D projects which do not have the financial resources of traditional transmission utility operators. If any of our major customers experience financial difficulties, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in any of our customers' revenues or cash flows could affect our ability to collect amounts due from them.

        Increases in energy costs and macro-economic challenges that affect the economy of the United States may affect some of our customers, and as a result, they may not be successful in generating sufficient revenues or securing the necessary financing to satisfy amounts owed to us. The inability of current and future customers to pay us for the services we provide could have a material adverse effect on our financial condition, results of operations and cash flows.

We derive a significant portion of our revenues from a few customers, and the loss of one or more of these customers could have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

        Our customer base is highly concentrated, with our top ten customers accounting for 61.6% of our revenue for the year ended December 31, 2010. Our largest customer accounted for 19.3% of our revenue for the year ended December 31, 2010. Our revenue could significantly decline if we lose one or more of our significant customers. In addition, revenues generated from contracts with significant customers may vary from period-to-period depending on the timing and volume of work ordered by such customers in a given period and as a result of competition from the in-house service organizations of our customers. Reduced demand for our services or a loss of a significant customer could have a material adverse effect on our financial condition, results of operations and cash flows.

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

        The success of our business depends upon the continued efforts and abilities of our executive officers and senior management, including the management at each operating subsidiary. Other than with respect to our named executive officers, we do not have employment or non-competition agreements with any of our employees. The relationships between our executive officers and senior management and our customers are important to obtaining and retaining business. We are also dependent upon our project managers and field supervisors who are responsible for managing and recruiting employees to our projects. There can be no assurance that any individual will continue in his or her capacity for any particular period of time and the loss of one or more of our key employees could have a material adverse effect on our business. Industry-wide competition for managerial talent is high. Given that level of competition, there could be situations where our overall compensation package may be viewed as less attractive as compared to our competition, and we may experience the loss of key personnel. The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business and relationships with our customers. We do not carry key person life insurance on key employees.

Work stoppages or other labor issues with our unionized workforce and obligations related to our unionized workforce could adversely affect our business.

        As of December 31, 2010, approximately 93% of our field labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers and could have a material adverse effect on our financial condition, results of operations and cash flows.

        Additionally, these collective bargaining agreements may require us to participate with other companies in various multi-employer pension plans. To the extent that we participate in any multi-employer pension plans that are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we were to withdraw from them or if they were terminated. Furthermore, the Pension Protection Act of 2006 (the "PPA") imposes additional funding rules applicable to plan years beginning after 2007 for multi-employer pension plans that are classified as either "endangered," "seriously endangered" or "critical" status. For a plan that is classified as being in critical status, additional required employer contributions and/or employee benefit reductions could be applied going forward based on future union wages paid.

        During the years ended December 31, 2009 and 2010, we were informed that several of the multi-employer pension plans to which our subsidiaries contribute have been labeled with a "critical" or "endangered" status as defined by the PPA. Although we are not currently aware of any potential significant liabilities to us as a result of these plans being classified as being in critical status, our future results could be impacted if we were to be subject to increased contributions under these plans.

Our business is labor intensive and we may be unable to attract and retain qualified employees.

        Our ability to maintain our productivity and our operating results will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced shortages of certain types of qualified personnel, such as engineers, project managers, field supervisors, and linemen. During periods with volumes of storm restoration services work, linemen are frequently recruited across geographic regions to satisfy demand. Many linemen are willing to travel to earn premium wages for such work, which from time-to-time makes it difficult for us to retain these workers for ongoing projects when storm conditions persist. The supply of experienced engineers, project managers, field supervisors, linemen and other skilled workers may not be sufficient to meet current or expected demand. The commencement of new, large-scale infrastructure projects or increased demand for infrastructure improvements, as well as the aging utility workforce, may further deplete the pool of skilled workers available to us, even if we are not awarded such projects. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses.

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

        We are exposed to market risk of fluctuations in commodity prices of materials. Additionally, the price of fuel needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns and environmental concerns. Most of our contracts do not allow us to adjust our pricing. Accordingly, any increase in material or fuel costs could have a material adverse effect on our financial condition, results of operation and cash flows.

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

Unexpected costs or liabilities may arise from lawsuits or indemnity claims related to the services we perform.

        We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers' compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, consequential damages or injunctive or declaratory relief. In addition, pursuant to our service arrangements, we generally indemnify our customers for claims related to the services we provide under those service arrangements. In some instances our services are integral to the operation and performance of the electric distribution and transmission infrastructure. As a result, we may become subject to lawsuits or claims for any failure of the systems we work on, even if our services are not the cause for such failures. In addition, we may incur civil and criminal liabilities to the extent that our services contributed to any property damage. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of managements' attention to the business. Payments of significant amounts, even if reserved, could adversely affect our reputation, liquidity and results of operations.

Our results of operations could be adversely affected as a result of the impairment of goodwill or intangible assets.

        As of December 31, 2010 we had approximately $46.6 million of goodwill and $11.2 million of net intangible assets recorded on our balance sheet. Goodwill and indefinite-lived intangible assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Although we have not recorded any asset impairment charges in the past, a decline in the estimated results of operations or future cash flows of our reporting units, which are our reportable segments, or an adverse change in market conditions, cost of capital or growth rates could result in an impairment of goodwill or intangible assets, which would adversely affect our results of operations.

The market price of our stock may be volatile and our stockholders may not be able to resell their shares of common stock at or above the purchase price they paid.

        The market price of our stock is subject to fluctuations in price in response to various factors, many of which are beyond our control, including:

  •
  the risk factors described in this Item 1A;

  •
  actual or anticipated variations in quarterly operations;

  •
  changes in financial estimates by securities analysts that cover our stock or our failure to meet these estimates;

  •
  our announcements or our competitors' announcements of significant events, including acquisitions and large contract awards.

        In addition, the stock market has experienced significant price and volume fluctuations in recent years, which have sometimes been unrelated or disproportionate to operating performance. The market price for our common stock has been volatile and such volatility could cause the market price of our common stock to decrease and could result in investors selling shares of our common stock at a loss.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, our operating results and the value of our common stock.

        Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal control over financial reporting, our business operating results and financial condition could be harmed. On an annual basis, we will furnish an assessment by our management on the design and operating effectiveness of our internal control over financial reporting with our annual report on Form 10-K, and our independent registered public accounting firm will issue an opinion on our internal control over financial reporting. During the course of the documentation and testing necessary to make our annual assessment, we may identify significant deficiencies or material weaknesses that we may be unable to remediate before the requisite deadline for those reports. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, this could have a material adverse effect on our ability to process and report financial information and the value of our common stock could significantly decline.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal executive offices are located at Three Continental Towers, 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008-4210, the lease term of which expires on June 30, 2012. In addition to our executive offices, our accounting and finance department, information technology department and certain legal personnel are also located at this facility. As of December 31, 2010, we owned 11 operating facilities and leased many other properties in various locations throughout our service territory. Most of our properties are used as offices or for fleet operations. We believe that our facilities are adequate for our current operating needs. We do not believe that any owned or leased facility is material to our operations and, if necessary, we could obtain replacement facilities for our leased facilities.

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

        We are routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of our present business as well as in respect of our divested businesses. Some of these claims and litigations include claims related to our current services and operations, and asbestos-related claims concerning historic operations of a divested subsidiary of our predecessor. We believe that we have strong defenses to these claims as well as adequate insurance coverage in the event any asbestos-related claim is not resolved in our favor. These claims have not had a material impact on us to date, and we believe the likelihood that a future material adverse outcome will result from these claims is remote. However, if facts and circumstances change in the future, we cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 4.    Removed and Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        From August 12, 2008 until September 8, 2008, our common stock was listed on the OTC Bulletin Board under the symbol "MYRG." The initial opening trading price of our common stock on August 12, 2008 was $16.00 per share. Our common stock, par value $0.01, has been listed on The NASDAQ Global Market under the same symbol since September 9, 2008.

        The following table sets forth the high and low closing sales prices of our common stock per share, as reported by The NASDAQ Global Market for each of the periods listed.

	High	Low
Year Ended December 31, 2009
First Quarter	$15.53	$10.00
Second Quarter	$22.78	$13.96
Third Quarter	$22.88	$17.03
Fourth Quarter	$20.98	$15.61
Year Ended December 31, 2010
First Quarter	$18.67	$14.31
Second Quarter	$19.61	$15.07
Third Quarter	$18.29	$12.98
Fourth Quarter	$21.80	$14.03

Holders of Record

        As of February 28, 2011, we had 25 holders of record of our common stock

Dividend Policy

        Since the 2007 Private Placement, we have neither declared nor paid any cash dividend on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to compliance with legal requirements and covenants under any existing financing agreements, which may restrict or limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Performance Graph

        The following Performance Graph and related information shall be deemed "furnished" and not "filed" for purposes of Section 18 of the Exchange Act, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.

        The following graph compares, for the period from August 12, 2008 to December 31, 2010, the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Index (the "S&P 500 Index"), the Russell 2000 Index, a new peer group index selected by our management that includes eighteen publicly-traded companies within our industry (the "New Peer Group") and an old peer group index (the "Old Peer Group"). The comparison assumes that $100 was invested on August 12, 2008 in our common stock, the S&P 500 Index, the Russell 2000 Index, the New Peer Group and the Old Peer Group, and further assumes any dividends were reinvested. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

        The companies in the New Peer Group were selected because they comprise a broad group of publicly-traded companies, each of which has some operations similar to ours. We added companies to the New Peer Group to get a more accurate comparison to our business. When taken as a whole, the New Peer Group more closely resembles our total business than any individual company in the group. The New Peer Group is composed of the following companies:

Ameron International Corporation	Granite Construction Incorporated	Pike Electric Corporation
Astec Industries, Inc.	Insituform Technologies, Inc,	Promoris Services Corporation
Comfort Systems USA, Inc.	Integrated Electrical Services, Inc.	Quanta Services, Inc.
Dycom Industries, Inc.	MasTec, Inc.	Tetra Tech, Inc.
EMCOR Group	Matrix Service Company	TRC Companies, Inc.
ENGlobal Corporation	Michael Baker Corporation	Willbros Group, Inc.

        The Old Peer Group included Ameron International Corporation, Astec Industries, Inc., Michael Baker Corporation, Comfort Systems USA, Inc., Dycom Industries, Inc., EMCOR Group, Granite Construction, Incorporated, Insituform Technologies, Inc., Integrated Electrical Services, Inc., MasTec, Inc., Matrix Service Company, Pike Holdings, Inc. (now Pike Electric Corporation), Quanta Services, Inc., Tetra Tech, Inc., and TRC Companies, Inc.

 COMPARISON OF 28 MONTH CUMULATIVE TOTAL RETURN*
Among MYR Group, Inc., the S&P 500 Index,
the Russell 2000 Index, and Old Peer Group and a New Peer Group

*
$100 invested on 8/12/08 in stock or 7/31/08 in index, including reinvestment of dividends. Fiscal year ending December 31.

	Measurement Period
	8/12/08	12/31/08	6/30/09	12/31/09	6/30/10	12/31/10
MYR GROUP INC.	$100.00	$61.54	$124.43	$111.20	$102.71	$129.23
S&P 500 INDEX	$100.00	$72.13	$74.41	$91.22	$85.15	$104.96
RUSSELL 2000 INDEX	$100.00	$70.45	$72.31	$89.60	$87.85	$113.66
OLD PEER GROUP	$100.00	$71.45	$74.38	$73.93	$65.18	$75.96
NEW PEER GROUP	$100.00	$71.74	$74.18	$76.07	$59.86	$76.37

Source: Research Data Group, Inc.

Item 6.    Selected Financial Data

        The following table sets forth certain summary consolidated financial information on a historical basis. The summary statement of operations and balance sheet data set forth below for the years ended December 31, 2008, 2009 and 2010 (Successor basis); and as of December 31, 2009 and 2010 (Successor basis), has been derived from our audited consolidated financial statements and footnotes thereto included elsewhere in this filing. The summary statement of operations and balance sheet data set forth below for the period from January 1, 2006 to November 30, 2006 (Predecessor basis); for the period from December 1, 2006 to December 31, 2006 (Successor basis), and for the year ended December 31, 2007 (Successor basis) have been derived from our audited consolidated financial statements not included in this filing. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Historical results are not necessarily indicative of the results we expect in the future and quarterly results are not necessarily indicative of the results of any future quarter or any full-year period. The information below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results from Operations" and the consolidated financial statements and notes thereto included in this annual report on Form 10-K.

Statement of operations data:

	Predecessor(1)	Successor(1)
	For the period from January 1, 2006 to November 30, 2006	For the period from December 1, 2006 to December 31, 2006
			For the year ended December 31,
(in thousands, except per share data)			2007	2008	2009	2010
Contract revenues	$489,055	$46,202	$610,314	$616,107	$631,168	$597,077
Contract costs	435,520	41,381	540,868	525,924	555,261	526,357

Gross profit	53,535	4,821	69,446	90,183	75,907	70,720
Selling, general and administrative expenses	37,754	3,126	45,585	50,622	48,467	44,630
Amortization of intangible assets	281	115	769	334	335	335
Gain on sale of property and equipment	(434)	(10)	(768)	(813)	(418)	(750)
Offering related charges	—	—	26,513	—	—	—

Income (loss) from operations	15,934	1,590	(2,653)	40,040	27,523	26,505
Other income (expense):
Interest income	1,382	145	1,234	1,001	218	58
Interest expense	(299)	(41)	(1,694)	(1,701)	(852)	(1,054)
Other, net	(192)	(20)	(153)	(212)	(208)	(144)

Income (loss) before provision (benefit) for income taxes	16,825	1,674	(3,266)	39,128	26,681	25,365
Income tax expense (benefit)	6,807	741	(64)	15,495	9,446	9,243

Net income (loss)	$10,018	$933	$(3,202)	$23,633	$17,235	$16,122

Income (loss) per common share:
Basic	$0.61	$0.06	$(0.19)	$1.20	$0.87	$0.81
Diluted	$0.61	$0.06	$(0.19)	$1.14	$0.83	$0.78
Weighted average number of common shares and potential common shares outstanding(2):
Basic	16,447	16,447	16,540	19,713	19,755	19,883
Diluted	16,447	16,447	16,540	20,707	20,702	20,782

Balance sheet data:

	Successor(1)
	As of December 31,
(in thousands)	2006	2007	2008	2009	2010
Cash and cash equivalents	$26,223	$34,547	$42,076	$37,576	$62,623
Working capital(3)	41,636	52,126	62,073	72,815	85,091
Total assets	256,544	305,791	322,063	341,649	380,148
Long term debt(4)	—	30,000	30,000	30,000	30,000
Total liabilities	128,753	174,855	166,704	167,534	187,439
Stockholders' equity	$127,791	$130,936	$155,359	$174,115	$192,709

Other Data: (Unaudited)

	Predecessor(1)	Successor(1)
	For the period from January 1, 2006 to November 30, 2006	For the period from December 1, 2006 to December 31, 2006
			For the year ended December 31,
(in thousands)			2007	2008	2009	2010
EBITDA(5)	$20,654	$2,690	$7,862	$50,974	$40,840	$42,651
Backlog(6)	N/A	N/A	216,602	316,022	204,405	520,942
Capital expenditures	12,482	1,331	26,085	27,955	29,680	21,895
Depreciation and amortization(7)	4,912	1,120	10,668	11,146	13,525	16,290
Net cash flows provided by operating activities	15,600	6,331	16,693	38,779	23,911	44,837
Net cash flows used in investing activities	(11,984)	(1,319)	(26,022)	(26,059)	(28,932)	(20,617)
Net cash flows (used in) provided by financing activities	(6,342)	(5,000)	17,653	(5,191)	521	827

(1)
On March 10, 2006 and November 30, 2006, ArcLight, through its affiliates MYR Group Holdings LLC and MYR Group Holdings II LLC, purchased an aggregate of approximately 98% of the outstanding shares of our common stock from FirstEnergy. The transaction was accounted for under the purchase method of accounting, which required our net assets to be recognized at fair value upon acquisition. The effect of this acquisition was reflected in our financial statements on November 30, 2006. Our financial statements for the period prior to December 1, 2006 (our Predecessor period) were prepared on the historical cost basis of accounting, which existed prior to the transaction. Our financial statements for periods subsequent to November 30, 2006 (our Successor periods) were prepared on the new fair value basis of accounting. As a result, our results for the Successor periods are not necessarily comparable to the Predecessor period.

(2)
Basic and diluted income (loss) per common share data and our basic and diluted weighted average number of common shares and potential common shares outstanding reflects the effect of the approximately 164.47 common shares for one common share stock split of our common stock completed on December 13, 2007.

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

(3)
Working capital represents total current assets less total current liabilities.

(4)
Long term debt represents the $30.0 million drawn under our term loan facility at December 31, 2007, 2008, 2009 and 2010, including current maturities.

(5)
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

Using EBITDA as a performance measure has material limitations as compared to net income, or other financial measures as defined under U.S. GAAP as it excludes certain recurring items which may be meaningful to investors. EBITDA excludes interest expense or interest income; however, as we have borrowed money to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are a necessary element of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense, interest income, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net income in each period, so as to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after-tax basis. Using both EBITDA and net income to evaluate the business allows management and investors to (a) assess our relative performance against our competitors and (b) monitor our capacity to generate returns for our stockholders.

The following table provides a reconciliation of net income to EBITDA:

	Predecessor(1)	Successor(1)
	For the period from January 1, 2006 to November 30, 2006	For the period from December 1, 2006 to December 31, 2006
			For the year ended December 31,
(dollars in thousands)			2007	2008	2009	2010
Net income (loss)	$10,018	$933	$(3,202)	$23,633	$17,235	$16,122
Interest expense (income), net	(1,083)	(104)	460	700	634	996
Provision (benefit) for income taxes	6,807	741	(64)	15,495	9,446	9,243
Depreciation and amortization(7)	4,912	1,120	10,668	11,146	13,525	16,290

EBITDA	$20,654	$2,690	$7,862	$50,974	$40,840	$42,651

  We also use EBITDA as a liquidity measure. We believe that EBITDA is important in analyzing our liquidity because it is a key component of certain material covenants contained within the 2007 Credit Agreement, which is discussed in more detail in Note 8 to our Consolidated Financial Statements. Non-compliance with these financial covenants under the 2007 Credit Agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, causing us to incur additional cost, and such relief might not be on terms as favorable as those in our existing 2007 Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the 2007 Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure would be useful to investors and relevant to their assessment of our capacity to service, or incur, debt.

  The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Predecessor(1)	Successor(1)
	For the period from January 1, 2006 to November 30, 2006	For the period from December 1, 2006 to December 31, 2006
			For the year ended December 31,
(dollars in thousands)			2007	2008	2009	2010
EBITDA	$20,654	$2,690	$7,862	$50,974	$40,840	$42,651
Add/(subtract)
Interest income (expense), net	1,083	104	(460)	(700)	(634)	(996)
Benefit (provision) for income taxes	(6,807)	(741)	64	(15,495)	(9,446)	(9,243)
Depreciation and amortization	(4,912)	(1,120)	(10,668)	(11,146)	(13,525)	(16,290)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities	2,995	315	23,191	14,592	17,744	18,773
Changes in operating assets and liabilities	2,587	5,083	(3,296)	554	(11,068)	9,942

Net cash flows provided by operating activities	$15,600	$6,331	$16,693	$38,779	$23,911	$44,837

(6)
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

(7)
Depreciation and amortization includes depreciation on capital assets and amortization of finite lived intangible assets.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussions should be read in conjunction with the other sections of this report, including the consolidated financial statements and related notes contained in Item 8 of this annual report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed in "Forward-Looking Statements" and "Risk Factors." We assume no obligation to update any of these forward-looking statements.

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

        Our business is directly impacted by the level of spending on transmission and distribution infrastructure throughout the United States and the level of commercial and industrial activity. Recent economic conditions in the United States caused some of our customers to reduce or delay their capital spending programs, and, as a result, the competition increased for the projects available for us to bid. These factors have impacted our operating results.

        We had consolidated revenues, for the year ended December 31, 2010, of $597.1 million, of which 74.9% was attributable to our T&D customers and 25.1% was attributable to our C&I customers. For the year ended December 31, 2010 our net income and EBITDA were $16.1 million and $42.7 million, respectively, compared to $17.2 million and $40.8 million, respectively, for the year ended December 31, 2009. EBITDA is not defined under U.S. GAAP and does not purport to be an alternative to net income as a measure of operating performance or to be an alternative to net cash flows provided by operating activities as a measure of liquidity. For a reconciliation of EBITDA to net income and a reconciliation of EBITDA to net cash flows provided by operating activities, refer to footnote 5 under "Item 6. Selected Financial Data."

        Our results have been driven primarily by successful bids for, and execution of, several large projects, our ability to capitalize on increased infrastructure spending in our markets and the breadth of our customer base. We believe our centralized fleet and skilled workforce provide us with a competitive advantage as planned increased spending in the transmission infrastructure market could result in an increase of demand for a limited supply of specialized equipment and labor. We expect to grow our business organically, as well as selectively consider strategic acquisitions that may improve our competitive position within our existing markets, expand our geographic footprint or strengthen our fleet.

        We derive our revenues from two reportable segments which we refer to as our T&D segment and our C&I segment:

        Transmission and Distribution.    We provide our T&D services to electric utilities and other similar entities. The services we provide include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems to electric utilities and other similar entities. As a result of several key industry trends, including increased attention to the inadequacy of the existing electric utility infrastructure as well as the impact of the passage of the Energy Act in 2005 and the ARRA in 2009, we expect the demand for transmission construction and maintenance services will increase. An increase in capital spending on transmission infrastructure could represent a growth opportunity for our T&D business, as transmission construction, maintenance and repair has long been a core competency for us. Also, as part of our core competency, we have been successful in completing large transmission turnkey EPC projects over the past five years. For the year ended December 31, 2008, our T&D revenues were approximately $446.9 million or 72.5% of our consolidated revenue. For the year ended December 31, 2009, our T&D revenues were approximately $468.8 million or 74.3% of our consolidated revenue. For the year ended December 31, 2010, our T&D revenues were approximately $447.5 million or 74.9% of our consolidated revenue. Revenues from transmission projects represented 62.9%, 75.1% and 67.3% of T&D segment revenue for the years ended December 31, 2008, 2009 and 2010, respectively.

        In our T&D segment, we generally serve the electric utility industry as a prime contractor. We have long-standing relationships with many of our T&D customers who rely on us to construct and maintain reliable electric and other utility infrastructure. Measured by revenues in our T&D segment, we provided 40.6%, 32.4% and 29.5% of our T&D services under fixed-price contracts during the years ended December 31, 2008, 2009 and 2010, respectively. We also provide many services to our customers under multi-year MSAs and other variable service agreements. We focus on managing our profitability by selecting projects we believe will provide attractive margins. We achieve these margins by actively managing the costs of completing our projects, holding customers accountable for changes to contract specifications and rewarding our employees for keeping costs under budget.

        We also provide emergency restoration services in response to hurricane, ice or other storm related damage, which typically account for less than $25.0 million, or less than 4.5% of our annual consolidated revenues. In 2009 and 2010, we recognized revenues from storm-related restoration services of approximately $15.6 million and $14.4 million, respectively, which represented approximately 2.5% and 2.4% of our annual consolidated revenues, respectively. However, in 2008, we recognized revenues of approximately $43.2 million, or 7.0% of our annual consolidated revenues, from storm related restoration services mainly due to significant hurricane activity in the Gulf Coast region (from Hurricanes Gustav and Ike) and ice storm activity in the Northeast region of the country.

        Commercial and Industrial.    Our C&I segment provides electrical contracting services for commercial and industrial construction in the western United States. Our C&I operations are focused on the Arizona and Colorado regional markets where we have achieved sufficient scale to deploy the level of resources necessary to achieve significant market share. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, casinos, arenas, convention centers, manufacturing plants, processing facilities, water treatment facilities and transportation control and management systems. For the year ended December 31, 2008, our C&I revenues were approximately $169.2 million or 27.5% of our consolidated revenue. For the year ended December 31, 2009, our C&I revenues were approximately $162.4 million or 25.7% of our consolidated revenue. For the year ended December 31, 2010, our C&I revenues were approximately $149.6 million or 25.1% of our consolidated revenue.

        In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry as well as to facility owners. We have a diverse customer base with many long-standing relationships. Measured by revenues in our C&I segment, we provided 44.9%, 35.8% and 32.6% of our services under fixed-price contracts for the years ended December 31, 2008, 2009 and 2010, respectively.

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

        Although our revenues are primarily driven by spending patterns in our customers' industries, our revenues, particularly those derived from our T&D segment, and results of operations can be subject to seasonal variations. These variations are influenced by weather, hours of daylight, customer spending patterns, available system outages from utilities, bidding seasons and holidays. During the winter months, demand for our work is generally lower due to inclement weather. During the summer months, the demand for our work may be affected by fewer available system outages during which we can perform electrical line service work, which is due to peak electrical demands caused by warmer weather conditions. During the spring and fall months, the demand for our work generally increases due to improved weather conditions; however, extended periods of rain and other severe weather can affect the deployment of our crews.

        We also provide storm restoration services to our T&D customers. These services tend to have a higher profit margin; however, storm restoration service work is highly unpredictable and can cause our results of operations to vary greatly from period to period.

Outlook

        Delays of large transmission projects and the deferral of construction and maintenance spending during 2010 by many of our customers, in both segments of our business, caused an increase in competition as more contractors bid for fewer available projects, which pressured our overall margins. We expect that such margin pressures may continue in 2011 in certain of our end markets. In the second half of 2010, we experienced a significant increase in bidding activity on large transmission projects and we were awarded two major contracts prior to year-end. These two contracts contributed significantly to our backlog at year-end. In 2011, we also anticipate that several additional large transmission projects will be competitively bid and awarded, but the timing of the work will continue to be dependent on regulatory approvals, permitting, right-of-way acquisition, financing, engineering, material procurement and other factors. Although we believe we are well-positioned to benefit from the recent large project awards and other upcoming project opportunities, the first half of 2011 will be a transition period with the winding down of existing large transmission projects which have positively impacted our prior period results and the expected ramp up of several new multi-year large transmission projects.

        Our C&I segment and the distribution portion of our T&D segment operate in markets that we expect will continue to be very competitive throughout 2011.

        The ARRA, signed into law in February 2009, had little effect on our business in 2009 and 2010. We anticipate some projects in 2011 may benefit from the ARRA stimulus spending, but we cannot be sure if, or when, federal stimulus spending might impact our business and financial results.

        We continue to invest in developing key management and craft personnel and in procuring the specialty equipment and tooling needed to win and execute both large-scale and smaller projects that will be necessary to integrate renewable generation and maintain the reliability of our nation's electric power grid. In 2009 and 2010, respectively, we invested approximately $29.7 and $21.9 million of capital in equipment, tooling and other assets. Most of our capital expenditures were spent to prepare for the anticipated opportunities for our T&D business. We anticipate that we will continue to invest in additional property and equipment, substantially through internal cash flows and cash on hand, with a focus on transmission-related equipment. Our investment strategy is based on our belief that transmission spending will continue to increase over the next several years as electric utilities, cooperatives and municipalities make up for the lack of infrastructure spending in the past, combined with the overall need to integrate renewable generation into the electric power grid.

        We ended the year in a strong financial position, which included cash and cash equivalents of approximately $63 million, $30 million of long-term debt and availability of $60 million under our long-term credit facility. Subsequent to year end, we made a $10 million prepayment on our term loan, which reduced the outstanding balance of our borrowings to $20 million.

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

        Capital Expenditures.    Over the last few years, we have spent a significant amount of capital on property, facilities and equipment, with the majority of such expenditures being used to purchase additional specialized equipment to enhance our fleet and to reduce our reliance on operating leases and short term equipment rentals. We believe that the investment in specialized equipment will reduce our costs and improve our margins over the long-term, although there can be no assurance in this regard. However, we will continue to rely on leases for a portion of the equipment needed for our business.

        Depreciation and Amortization.    We include depreciation on equipment in contract costs. This is common practice in our industry, but can make comparability to other companies difficult. We expect that, as a result of our current capital expenditure program, depreciation expenses will increase in the future.

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

        Revenue Mix.    The mix of revenue derived from the industries we serve will impact gross margins. Changes in our customers' spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenue by industry served. Storm restoration services typically command higher profit margins than other maintenance services. Seasonal and weather factors, as noted above, can impact the timing at which customers perform maintenance and repairs, which can cause a shift in the revenue mix. For example, during the period following Hurricanes Gustav and Ike in 2008, a portion of our resources were temporarily shifted to storm restoration services work away from maintenance and repair services, thereby resulting in higher gross margins.

        Service and Maintenance Compared to New Construction.    In general, new construction work has a higher gross margin than maintenance and repair work. New construction work is often obtained on a fixed-price basis, which carries a higher risk than other types of pricing arrangements because a contractor bears the risk of increased expenses. As such, we generally bid fixed-price contracts with higher profit margins built into our bids. We typically derive approximately 13.0 to 25.0% of our revenue from maintenance and repair work, which is performed under pre-established or negotiated prices or cost-plus pricing arrangements, which generally allow us a set margin above our costs. Thus, the mix between new construction work, at fixed-price, and maintenance and repair work, at cost-plus, in a given period will impact gross margin in that period.

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

        Insurance.    Gross margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of December 31, 2010, we carried insurance policies, which were subject to certain deductibles, for workers' compensation, general liability, automobile liability and other coverages. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. The determination of such estimated losses and their appropriateness are reviewed by management and updated at least quarterly.

        Project Bonding Requirements.    Approximately 22.2%, 37.2% and 32.8% of our business by revenue for the years ended December 31, 2008, 2009 and 2010 respectively, required surety bonds or other means of financial assurance to secure contractual performance. If we fail to perform or pay subcontractors and vendors, the customer may demand that the surety provide services or make payments under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the bonds. As of December 31, 2010, the total amount of bonded backlog was approximately $278.7 million, which represented 53.5% of our backlog at that time.

        Estimation, Fleet Utilization and Bidding.    We operate a centrally-managed fleet in an effort to achieve the highest equipment utilization. We also develop internal equipment rates to reflect our true equipment costs, which in turn, provide our business units with appropriate cost information to estimate bids for new projects more accurately. Availability of equipment for a particular contract is determined by our internal fleet ordering process which is designed to optimize the use of internal fleet assets and allocate equipment costs to individual contracts. We believe these processes allow us to utilize our equipment efficiently, which leads to improved gross margins. We also believe our teams of trained estimators help us to determine potential costs and revenues and make informed decisions on whether to bid for a project and, if bid, the rates to use in estimating the costs for that bid. The ability to accurately estimate labor, equipment, subcontractor and material costs in connection with a new project can also lead to improved gross margins.

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

Consolidated Results of Operations

        The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated (dollars in thousands):

	For the year ended December 31,
	2008		2009		2010
Contract revenues	$616,107	100.0%	$631,168	100.0%	$597,077	100.0%
Contract costs	525,924	85.4	555,261	88.0	526,357	88.2

Gross profit	90,183	14.6	75,907	12.0	70,720	11.8
Selling, general and administrative expenses	50,622	8.2	48,467	7.7	44,630	7.5
Amortization of intangible assets	334	0.1	335	0.1	335	0.1
Gain on sale of property and equipment	(813)	(0.1)	(418)	(0.1)	(750)	(0.1)

Income from operations	40,040	6.4	27,523	4.4	26,505	4.4
Other income (expense)
Interest income	1,001	0.2	218	—	58	—
Interest expense	(1,701)	(0.3)	(852)	(0.1)	(1,054)	(0.2)
Other, net	(212)	—	(208)	—	(144)	—

Income before provision for income taxes	39,128	6.3	26,681	4.2	25,365	4.2
Income tax expense	15,495	2.5	9,446	1.5	9,243	1.5

Net income	$23,633	3.8%	$17,235	2.7%	$16,122	2.7%

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2010

        Revenues.    Revenues decreased $34.1 million, or 5.4%, from $631.2 million for the year ended December 31, 2009 to $597.1 million for the year ended December 31, 2010. The majority of the decrease in revenues was the result of a decrease in revenues from a few large transmission projects (greater than $10.0 million in contract value) which was partially offset by an increase in revenues from several medium-sized transmission projects (between $3.0 million and $10.0 million in contract value). In addition, the C&I segment had an overall decrease in revenues from contracts valued at less than $10.0 million.

        Gross profit.    Gross profit decreased $5.2 million, or 6.8%, from $75.9 million for the year ended December 31, 2009 to $70.7 million for the year ended December 31, 2010. As a percentage of overall revenues, gross margin decreased from 12.0% for the year ended December 31, 2009 to 11.8% for the year ended December 31, 2010. The majority of the gross profit decrease was attributable to a reduction in revenues year over year. The slight decrease in gross profit as a percentage of revenues was mainly attributable to an overall reduction in contract margins on smaller T&D and C&I projects (less than $3.0 million in contract value) of approximately $8.5 million, which was mostly due to margin pressures from increased competition. This decrease in margins on smaller contracts in both segments was mostly offset by a net increase in margins on large transmission projects in the T&D segment of approximately $7.4 million.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased approximately $3.9 million, or 7.9%, from $48.5 million for the year ended December 31, 2009 to $44.6 million for the year ended December 31, 2010. The decrease was primarily due to (1) the elimination of a $1.6 million severance liability as a result of the amended employment agreements of our six executive officers and (2) an overall reduction in profit sharing and other employee-related compensation and benefit costs. As a percentage of revenues, these expenses decreased from 7.7% for the year ended December 31, 2009 to 7.5% for the year ended December 31, 2010.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment increased $0.3 million from $0.4 million for the year ended December 31, 2009 to $0.7 million for the year ended December 31, 2010. Gains from the sale of property and equipment are the result of routine sales of property and equipment that are no longer useful or valuable to our ongoing operations.

        Interest income.    Interest income decreased $0.1 million from $0.2 million for the year ended December 31, 2009 to $0.1 million for the year ended December 31, 2010 due to the overall decrease in interest rates earned on our cash balance.

        Interest expense.    Interest expense increased $0.2 million from $0.9 million for the year ended December 31, 2009 to $1.1 million for the year ended December 31, 2010 due mainly to an increase in amounts payable to the IRS for interest computed under the IRS's look-back method for completed long-term contracts.

        Provision for income taxes.    The provision for income taxes was $9.4 million for the year ended December 31, 2009, with an effective tax rate of 35.4%, compared to a provision of $9.2 million for the year ended December 31, 2010, with an effective tax rate of 36.4%. The increase in our overall effective tax rate for the year ended December 31, 2010, was mainly due to the differences in discrete tax adjustment items between the periods. The discrete tax adjustment items recorded during the 2009 period were as follows: (1) the recognition of approximately $0.3 million in increased state tax benefits upon the completion of our 2008 state tax returns, (2) the tax benefit of $0.2 million related to the non-taxable treatment of a $0.5 million refund that was received in August 2009 from the government for a contested fine, and (3) the reduction in our accrual for unrecognized tax benefits of approximately $0.4 million related to the lapse in statute of limitations. The only material discrete tax adjustments recorded during the 2010 period was the recognition of approximately $0.3 million in increased state tax benefits and certain federal tax credits upon the completion of our 2009 income tax returns.

        Net income.    Net income in 2009 was $17.2 million compared to net income in 2010 of $16.1 million.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	Year Ended December 31,
	2009		2010
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$468,744	74.3%	$447,458	74.9%
Commercial & Industrial	162,424	25.7%	149,619	25.1%

Total	$631,168	100.0%	$597,077	100.0%

Operating income (loss):
Transmission & Distribution	$37,961	8.1%	$36,613	8.2%
Commercial & Industrial	11,609	7.1%	7,091	4.7%

Total	49,570	7.9%	43,704	7.3%

Corporate	(22,047)	(3.5)%	(17,199)	(2.9)%

Consolidated	$27,523	4.4%	$26,505	4.4%

Transmission & Distribution

        Revenues for our T&D segment for the year ended December 31, 2009 were $468.7 million compared to $447.5 million for the year ended December 31, 2010, a decrease of $21.3 million or 4.5%. The decrease in revenues was the result of a decrease in revenues from both small and large transmission projects, partially offset by an increase in revenues generated from distribution projects and medium-sized transmission projects (between $3.0 million and $10.0 million in contract value).

        Revenues from transmission projects represented 75.1% and 67.3% of T&D segment revenue for the years ended December 31, 2009 and 2010, respectively. Additionally, for the year ended December 31, 2009, measured by revenue in our T&D segment, we provided 32.4% of our T&D services under fixed-price contracts, as compared to 29.5% for the year ended December 31, 2010.

        Operating income for our T&D segment for the year ended December 31, 2009 was $38.0 million compared to $36.6 million for the year ended December 31, 2010, a decrease of approximately $1.4 million, or 3.6%. As a percentage of revenues, operating income for our T&D segment increased from 8.1% for the year ended December 31, 2009 to 8.2% for the year ended December 31, 2010. The decrease in operating income in the T&D segment was mainly attributable to an overall reduction in revenues. The increase in operating income, as a percentage of revenues, was mostly attributable to an overall increase in margins on several large transmission contracts of approximately $7.0 million as a result of increased productivity levels, cost efficiencies, added work and effective contract management. This increase was mostly offset by lower margins on smaller T&D contracts of approximately $6.3 million, which was partially due to lower productivity levels compared to prior estimates on certain contracts, as well as increased competition which has pressured our margins.

Commercial & Industrial

        Revenues for our C&I segment for the year ended December 31, 2009 were $162.4 million compared to $149.6 million for the year ended December 31, 2010, a decrease of $12.8 million or 7.9%. The decrease in revenues was due mainly to the decrease in revenues derived from smaller and medium-sized projects, partially offset by an overall increase in revenues from a few large projects.

        For the year ended December 31, 2009, measured by revenue in our C&I segment, we provided 35.8% of our services under fixed-price contracts, as compared to 32.6% for the year ended December 31, 2010.

        Operating income for our C&I segment for the year ended December 31, 2009 was $11.6 million compared to $7.1 million for the year ended December 31, 2010, a decrease of $4.5 million, or 38.9%. As a percentage of revenues, operating income for our C&I segment decreased from 7.1% for the year ended December 31, 2009 to 4.7% for the year ended December 31, 2010. The decrease in operating income in the C&I segment was mainly attributable to an overall reduction in margins on small and large C&I contracts of approximately $3.1 million, which was due to lower productivity levels compared to prior estimates on a few large contracts, as well as increased competition.

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

        Gross profit.    Gross profit decreased $14.3 million, or 15.8%, from $90.2 million for the year ended December 31, 2008 to $75.9 million for the year ended December 31, 2009. As a percentage of overall revenues, gross margin decreased from 14.6% for the year ended December 31, 2008 to 12.0% for the year ended December 31, 2009. The higher gross profit during 2008 compared to 2009 was mainly attributable to a significantly greater volume of activity in storm restoration services (work which typically carries a higher margin) during 2008, which resulted in incremental gross profit of approximately $6.1 million for the 2008 period. Additionally, during the 2008 period, we experienced strong performance and increased margins on a few large contracts that resulted in approximately $6.2 million in incremental gross profit. These large projects in 2008 were not fully replaced by projects with similar margins during the year ended December 31, 2009. Furthermore, during the 2009 period, we experienced competitive market pressures in both segments of our business, which resulted in lower overall margins, and an increase in the estimated costs to complete certain contracts that resulted in a reduction to gross margin of approximately $5.5 million.

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

        Provision for income taxes.    The provision for income taxes was $15.5 million for the year ended December 31, 2008, with an effective tax rate of 39.6%, compared to a provision of $9.4 million for the year ended December 31, 2009, with an effective tax rate of 35.4%. The decrease in our overall effective tax rate for the year ended December 31, 2009, was mainly due to the following discrete tax adjustment items: (1) the recognition of approximately $0.3 million in increased state tax benefits upon the completion of our 2008 state tax returns, (2) the tax benefit of $0.2 million related to the non-taxable treatment of a $0.5 million refund that was received in August 2009 from the government for a contested fine, and (3) the reduction in our accrual for unrecognized tax benefits of approximately $0.4 million related to the lapse in statute of limitations.

        Net income.    Net income in 2008 was $23.6 million compared to net income in 2009 of $17.2 million.

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

Transmission & Distribution

        Net sales for our T&D segment for the year ended December 31, 2008 were $446.9 million compared to $468.7 million for the year ended December 31, 2009, an increase of $21.9 million or 4.9%. The increase in revenues was the result of a significant increase in revenues from a few large transmission projects (contracts with values greater than $10.0 million) partially offset by (1) a reduction in revenues from smaller distribution projects (less than $3.0 million in contract value) that were in production during the year ended December 31, 2009 as compared to the same period in 2008; and (2) a significant reduction in revenues from storm restoration services during 2009 as compared to 2008, given that the 2008 period included an unusually large level of such activity.

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

        Operating income for our C&I segment for the year ended December 31, 2008 was $16.7 million compared to $11.6 million for the year ended December 31, 2009, a decrease of $5.1 million, or 30.4%. As a percentage of revenues, operating income for our C&I segment decreased from 9.9% for the year ended December 31, 2008 to 7.1% for the year ended December 31, 2009. The decrease in operating income in our C&I segment was due mainly to a significant reduction in average contract margins year over year. The reduction in average contract margins was due to the overall margin pressures that we experienced as a result of the current economic environment. During the 2008 period, we experienced an overall better mix of higher margin projects and cost efficiencies, which specifically resulted in approximately $2.8 million of incremental gross profits on a few large contracts. Additionally, during the 2009 period, we experienced an increase in the estimated costs to complete certain contracts that resulted in a reduction to gross margin of approximately $1.0 million.

Liquidity and Capital Resources

        As of December 31, 2010, we had cash and cash equivalents of $62.6 million, positive working capital of $85.1 million and long-term liabilities in the amount of $48.6 million, which consisted primarily of the long-term portion of our term loan facility, deferred income taxes and FIN 48 liabilities. We also had a $15.0 million letter of credit outstanding under the 2007 Credit Agreement (the "Credit Agreement"). During the year ended December 31, 2010, consolidated operating activities of our business resulted in net cash flow from operations of $44.8 million compared to $23.9 million for the year ended December 31, 2009. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide our customers. We used net cash in investing activities of $20.6 million, including $21.9 million used for capital expenditures, offset by approximately $1.3 million of proceeds from the sale of property and equipment. We generated net cash from financing activities of $0.8 million, resulting primarily from net cash received from the exercise of stock options and the related tax benefits.

        The changes in various consolidated balance sheet accounts (such as: accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts) are due to normal timing fluctuations in our operating activities. In particular, the gross amount of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, and billings in excess of costs and estimated earnings on uncompleted contracts billings contracts provided cash of $14.8 million in 2010, compared to using cash of $18.6 million in 2009, partially due to billings of upfront costs for several large projects in 2010.

        We anticipate that our cash and cash equivalents on hand, our $60.0 million borrowing availability under the Credit Agreement, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures. We expect that our capital spending in 2011 will be higher than our 2010 capital spending. Although we believe that we have adequate cash and availability under our credit facility to meet these needs, our involvement in any large-scale initiatives to rebuild the United States electric power grid may require additional working capital, depending upon the size and duration of the project and the financial terms of the underlying agreement.

        Subsequent to year end, we made a $10 million prepayment on our term loan, which reduced the outstanding balance of our borrowings to $20 million.

Debt Instruments

        On August 31, 2007, we entered into the Credit Agreement, a $125.0 million senior secured credit facility, which provides for a $75.0 million revolving credit line (which may be increased or decreased in accordance with the terms of the related credit agreement) and a $50.0 million term loan facility. At our option, borrowings under the Credit Agreement bear interest at either (1) the greater of a prime rate or the federal funds rate plus a spread based upon our leverage ratio or (2) an adjusted London Interbank Offered Rate ("LIBOR") plus a spread based upon our leverage ratio. The Credit Agreement expires on August 31, 2012. As of December 31, 2010, we had $30.0 million of borrowings outstanding on the term loan, accruing interest at 1.3125% (which is equal to an adjusted one-month LIBOR plus a spread of 1.0%). As of December 31, 2010, we had a $15.0 million letter of credit outstanding, which reduced our borrowing capacity under the revolving credit line. We had $60.0 million available under the revolving credit line as of December 31, 2010.

        The terms of the Credit Agreement require, among other things, that we adhere to a maximum leverage ratio and maintain a minimum EBITDA-based interest coverage ratio, both calculations of which are defined under the 2007 Credit Agreement, as amended April 21, 2008, and determined on a rolling four consecutive quarter basis. The EBITDA-based interest coverage ratio covenant requires us to have a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. We are also not permitted to have a maximum leverage ratio of greater than 3.0 to 1.0. As of December 31, 2010, our interest coverage ratio was in excess of 40.0 to 1.0 and our leverage ratio was less than 1.0 to 1.0, both within the required covenant levels permitted under the Credit Agreement.

        The Credit Agreement also includes other specific limits or restrictions on additional indebtedness, liens and capital expenditure activity. Our obligations under the Credit Agreement are secured by a lien on all of our property (including the capital stock of our subsidiaries) other than our real property and fixtures and any property subject to a certificate of title, subject to a lease or a similar interest. As of December 31, 2010, we were in compliance with all applicable debt covenants.

Off-Balance Sheet Arrangements

        As is common in our industry, we enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations and surety guarantees entered into in the normal course of business. We have not engaged in any off-balance sheet financing arrangements through special purpose entities.

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

        We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of December 31, 2010, the maximum guaranteed residual value was approximately $0.6 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

        We typically have purchase options on the equipment underlying our long-term operating leases and many of our short-term rental arrangements. We continue to exercise many of these purchase options as the need for equipment is on-going and the purchase option price is attractive.

Purchase Commitments for Construction Equipment

        As of December 31, 2010, we had approximately $2.8 million in outstanding purchase obligations for certain construction equipment to be paid with most of the cash outlay scheduled to occur over the first three months of 2011.

Letters of Credit

        Some of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our insurance programs. In addition, from time-to-time certain customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions in accordance with the terms of the letter of credit. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. Currently, we do not believe that it is likely that any claims will be made under any letter of credit in the foreseeable future.

        As of December 31, 2010, we had a $15.0 million letter of credit outstanding under the Credit Agreement primarily to secure obligations under our casualty insurance program.

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

Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2010, an aggregate of approximately $616.2 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $246.7 million as of December 31, 2010.

Contractual Obligations

        As of December 31, 2010, our future contractual obligations are as follows (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter	Other
Long term debt obligations	$30,000	$—	$30,000	$—	$—	$—	$—	$—
Operating lease obligations	12,643	6,430	3,998	1,626	484	105	—	—
Purchase obligations	2,834	2,834	—	—	—	—	—	—
Income tax contingencies	612	—	—	—	—	—	—	612

Total	$46,089	$9,264	$33,998	$1,626	$484	$105	$—	$612

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

        The amount of income tax contingencies has been presented in the "Other" column in the table above due to the fact that the period of future payment cannot be reliably estimated. For further information, refer to Note 9 to our Consolidated Financial Statements.

Concentration of Credit Risk

        We grant credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2009, two customers individually exceeded 10.0% of consolidated accounts receivable with an aggregate of approximately 30.0% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of December 31, 2010, two customers individually exceeded 10.0% of consolidated accounts receivable with an aggregate of approximately 34.4% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). One customer, Dominion Resources, Inc., accounted for 12.5% and 19.3% of our revenues for the years ended December 31, 2009 and 2010, respectively. Another customer, National Grid, accounted for 10.6% of our revenues for the year ended December 31, 2010. No other customer accounted for more than 10.0% of revenues for the years ended December 31, 2008, 2009 and 2010. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

Inflation

        Inflation did not have a significant effect on our results during the years ended December 31, 2008, 2009 and 2010.

New Accounting Pronouncements

        In May 2009, the FASB issued an accounting standard which established general guidelines of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This standard, as described in ASC Topic 855, Subsequent Events, requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This standard became effective for fiscal years and interim periods ending after June 15, 2009. Although the adoption of this standard did not have an impact on our consolidated financial condition, results of operations or cash flows, there were impacts to our 2009 financial statement disclosures. In February 2010, the FASB issued an accounting standard update to ASC 855 which eliminated the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This standard became effective upon issuance, with limited exceptions. The adoption of this standard update did not have an impact on the Company's consolidated financial condition, results of operations or cash flows, and eliminated the 2009 financial statement disclosure requirement related to subsequent events.

        In January 2010, the FASB issued an accounting standard update to ASC 820 which required new disclosures and clarified existing disclosures about fair value measurement. Specifically, this update amends ASC 820 to now require a reporting entity: (a) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and (b) to present separately in the reconciliation for fair value measurements, using significant unobservable inputs, information about purchases, sales, issuances, and settlements. In addition, this update clarifies the requirements of the following existing disclosures: (a) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (b) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This update became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which became effective for interim and reporting periods beginning after December 15, 2010. The adoption of this standard modification did not have an impact on the Company's consolidated financial condition, results of operations or cash flows, and there were no material impacts to our financial statement disclosures.

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

        Allowance for Doubtful Accounts.    We do not charge interest to our customers, and we carry our customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contracts and acceptance by the customer. Based on our experience in recent years, the majority of these balances at each balance sheet date are collected within twelve months. We grant trade credit, on a non-collateralized basis, with the exception of lien rights against the property in certain cases, to our customers, and we are subject to potential credit risk related to changes in business and overall economic activity. On a periodic basis, we analyze specific accounts receivable balances, historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the event that a customer balance is deemed to be uncollectible the account balance is written-off against the allowance for doubtful accounts.

        Impairment of Goodwill, Intangibles and Long-Lived Assets.    ASC 350 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized but, instead, must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. ASC 350 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate or a loss of key customers or personnel. Absent any such impairment indicator, we perform our impairment tests annually at the beginning of the fourth quarter. Our annual impairment test performed in 2010 determined that the fair values of our reporting units significantly exceeded the carrying values of those units and that there were no impairments to intangible assets that have indefinite useful lives.

        ASC 350 requires that management make certain estimates and assumption in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. We believe our assumptions used in discounting future cash flows are appropriate. However, if our current estimates of projected cash flow for our T&D and C&I operating segments had been approximately 51% and 42% lower, respectively, the fair value of the reporting unit would have been lower than the carrying value thus requiring us to perform an impairment test to determine the "implied value" of goodwill. The excess of the carrying value of goodwill over the "implied value" of goodwill would need to be written down for impairment.

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

        Insurance.    We carry insurance policies, which are subject to certain deductibles, for the following: workers' compensation, general liability, automobile liability and other coverages. Our deductible for each line of coverage is between $1.0 million and $1.5 million per claim, depending on whether the claim aggregate has been met. Once a policy's claim aggregate is reached per line of coverage, the deductible for that policy is reduced to $1.0 million per claim.

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

        We regularly evaluate valuation allowances established for deferred tax assets for which future realization is uncertain and we maintain an allowance for tax contingencies that we believe is adequate. The estimation of required valuation allowances includes estimates of future taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. If actual future taxable income differs from our estimates, we may not realize deferred tax assets to the extent we have estimated. At December 31, 2009 and 2010, we did not have any valuation allowances established for deferred tax assets as future realization is deemed more likely than not.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        As of December 31, 2010, we were not parties to any derivative instruments. We did not use any material derivative financial instruments during the years ended December 31, 2008, 2009 and 2010, including trading or speculation on changes in interest rates, or commodity prices of materials used in our business.

        Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If we borrow additional amounts under the Credit Agreement, the interest rate on those borrowings will also be variable. If the prime rate, federal funds rate or LIBOR rise, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. As of December 31, 2010, we had $30 million of borrowings outstanding under the Credit Agreement. The Credit Agreement currently accrues annual interest at one-month LIBOR rates in effect at each month end plus a spread of 1.00%, based upon our current leverage ratio, as defined in the Credit Agreement. An increase or decrease of 0.125% in the interest rate would have the effect of changing our interest expense by $37,500 per year.

Item 8.    Consolidated Financial Statements and Supplementary Data.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

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

        The effectiveness of MYR Group Inc.'s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc.

        We have audited the accompanying consolidated balance sheets of MYR Group Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MYR Group Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MYR Group Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 8, 2011

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc.

        We have audited MYR Group Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MYR Group Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, MYR Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MYR Group Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2010 of MYR Group Inc. and our report dated March 8, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 8, 2011

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc.

        In our opinion, the accompanying consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial results of operations and cash flows of MYR Group Inc. and Subsidiaries for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 11, 2009

MYR Group Inc.

Consolidated Balance Sheets

As of December 31, 2009 and 2010

(in thousands, except share data)	2009	2010
ASSETS
Current assets
Cash and cash equivalents	$37,576	$62,623
Accounts receivable, net of allowances of $1,114 and $947, respectively	100,652	107,172
Costs and estimated earnings in excess of billings on uncompleted contracts	30,740	29,299
Deferred income tax assets	10,186	10,544
Receivable for insurance claims in excess of deductibles	8,082	8,422
Refundable income taxes	3,036	2,144
Other current assets	3,308	3,719

Total current assets	193,580	223,923
Property and equipment, net of accumulated depreciation of $33,566 and $46,878, respectively	88,032	96,591
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $1,553 and $1,888, respectively	11,539	11,204
Other assets	1,899	1,831

Total assets	$341,649	$380,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$39,880	$41,309
Billings in excess of costs and estimated earnings on uncompleted contracts	25,663	45,505
Accrued self insurance	33,100	34,044
Other current liabilities	22,122	17,974

Total current liabilities	120,765	138,832
Long term debt, net of current maturities	30,000	30,000
Deferred income tax liabilities	15,870	17,971
Other liabilities	899	636

Total liabilities	167,534	187,439

Commitments and contingencies
Stockholders' equity
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2009 and 2010	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 19,807,421 and 20,007,081 shares issued and outstanding at December 31, 2009 and 2010, respectively	198	200
Additional paid-in capital	142,679	145,149
Retained earnings	31,238	47,360

Total stockholders' equity	174,115	192,709

Total liabilities and stockholders' equity	$341,649	$380,148

The accompanying notes are an integral part of these consolidated financial statements.

MYR Group Inc.

Consolidated Statements of Operations

For the years ended December 31, 2008, 2009 and 2010

	Year ended December 31,
(in thousands, except per share data)	2008	2009	2010
Contract revenues	$616,107	$631,168	$597,077
Contract costs	525,924	555,261	526,357

Gross profit	90,183	75,907	70,720
Selling, general and administrative expenses	50,622	48,467	44,630
Amortization of intangible assets	334	335	335
Gain on sale of property and equipment	(813)	(418)	(750)

Income from operations	40,040	27,523	26,505
Other income (expense):
Interest income	1,001	218	58
Interest expense	(1,701)	(852)	(1,054)
Other, net	(212)	(208)	(144)

Income before provision for income taxes	39,128	26,681	25,365
Income tax expense	15,495	9,446	9,243

Net income	$23,633	$17,235	$16,122

Income per common share:
—Basic	$1.20	$0.87	$0.81
—Diluted	$1.14	$0.83	$0.78
Weighted average number of common shares and potential common shares outstanding:
—Basic	19,713	19,755	19,883
—Diluted	20,707	20,702	20,782

The accompanying notes are an integral part of these consolidated financial statements.

MYR Group Inc.

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2008, 2009 and 2010

(in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total
Balance at December 31, 2007	$—	$342	$315,732	$(9,630)	$(175,508)	$130,936
Net income	—	—	—	23,633	—	23,633
Retirement of outstanding treasury stock	—	(145)	(175,363)	—	175,508	—
Additional equity financing costs	—	—	(130)	—	—	(130)
Stock-based compensation expense related to awards	—	—	918	—	—	918
Payment received on note from stockholder	—	—	2	—	—	2

Balance at December 31, 2008	—	197	141,159	14,003	—	155,359
Net income	—	—	—	17,235	—	17,235
Employee stock option transactions	—	1	350	—	—	351
Excess tax benefit from stock-based awards	—	—	247	—	—	247
Stock-based compensation expense related to awards	—	—	923	—	—	923

Balance at December 31, 2009	—	198	142,679	31,238	—	174,115
Net income	—	—	—	16,122	—	16,122
Employee stock option transactions	—	2	669	—	—	671
Excess tax benefit from stock-based awards	—	—	198	—	—	198
Stock-based compensation expense related to awards	—	—	1,603	—	—	1,603

Balance at December 31, 2010	$—	$200	$145,149	$47,360	$—	$192,709

The accompanying notes are an integral part of these consolidated financial statements.

MYR Group Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2008, 2009 and 2010

	Year ended December 31,
(in thousands)	2008	2009	2010
Cash flows from operating activities:
Net income	$23,633	$17,235	$16,122
Adjustments to reconcile net income to net cash flows provided by operating activities—
Depreciation and amortization of property and equipment	10,812	13,190	15,955
Amortization of intangible assets	334	335	335
Stock-based compensation expense	918	923	1,603
Excess tax benefit from stock-based awards	—	(247)	(198)
Deferred income taxes	3,256	3,876	1,743
Gain on sale of property and equipment	(813)	(418)	(750)
Other non-cash items	85	85	85
Changes in operating assets and liabilities
Accounts receivable, net	5,522	(6,604)	(6,520)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,030	(4,919)	1,441
Receivable for insurance claims in excess of deductibles	(1,610)	886	(340)
Other assets	3,671	(1,898)	662
Accounts payable	(2,851)	13,781	(1,718)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,182)	(7,035)	19,842
Accrued self insurance	2,472	219	944
Other liabilities	(5,498)	(5,498)	(4,369)

Net cash flows provided by operating activities	38,779	23,911	44,837

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,896	748	1,278
Purchases of property and equipment	(27,955)	(29,680)	(21,895)

Net cash flows used in investing activities	(26,059)	(28,932)	(20,617)

Cash flows from financing activities:
Payments of capital lease obligations	—	(44)	(42)
Employee stock option transactions	—	351	671
Equity financing costs	(2,895)	(33)	—
Payment on note payable to FirstEnergy	(2,298)	—	—
Notes receivable from purchase of common stock	2	—	—
Excess tax benefit from stock-based awards	—	247	198

Net cash flows provided by (used in) financing activities	(5,191)	521	827

Net increase (decrease) in cash and cash equivalents	7,529	(4,500)	25,047
Cash and cash equivalents:
Beginning of period	34,547	42,076	37,576

End of period	$42,076	$37,576	$62,623

The accompanying notes are an integral part of these consolidated financial statements.

MYR Group Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2008, 2009 and 2010

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

        The Company recognizes revenues from construction services with fees based on time-and-materials, unit prices, or cost-plus fee as the services are performed and amounts are earned

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

also in accordance with ASC 605. Revenue on unit-price contracts is recognized as units are completed, and on cost-plus fee contracts as costs are incurred.

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

        The most significant estimates are accounts receivable reserve, estimates to complete on contracts, insurance reserves, valuation allowance on deferred taxes and the recoverability of goodwill and intangibles.

Advertising

        Advertising costs are expensed when incurred. Advertising costs, included in selling, general and administration expenses, totaled $304, $334 and $358 for the years ended December 31, 2008, 2009 and 2010, respectively.

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

        Interest and penalties related to uncertain income tax positions are included in income tax expense in the accompanying consolidated statements of operations. Interest and penalties actually incurred are charged to interest expense and other expense, respectively.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

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

Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2009 and 2010, the Company held the majority of its cash in highly liquid money market funds and short-term certificates of deposit held on account under the Certificate of Deposit Account Registry Services (CDARS) program, whereby the Company has the ability to invest or withdraw any portion of its investment holdings on a daily basis. The aggregate amount of certificates of deposits on account under the CDARS program was $15,000 and $15,019 at December 31, 2009 and 2010, respectively, all of which was held in domestic bank accounts.

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

        The Company grants trade credit, on a non-collateralized basis, with the exception of lien rights against the property in certain cases, to its customers and is subject to potential credit risk related to changes in business and overall economic activity. On a periodic basis, the Company analyzes specific

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

accounts receivable balances, historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the event that a customer balance is deemed to be uncollectible the account balance is written-off against the allowance for doubtful accounts.

Classification of Construction Contract related Assets and Liabilities

        Costs and estimated earnings in excess of billings on uncompleted contracts are presented as an asset in the accompanying consolidated balance sheets, and billings in excess of costs and estimated earnings on uncompleted contracts are presented as a liability in the accompanying consolidated balance sheets. The Company's contracts vary in duration, with the duration of some larger contracts exceeding one year. Consistent with industry practices, the Company includes in current assets and current liabilities amounts realizable and payable under contracts, which may extend beyond one year; however, the vast majority of these balances are settled within one year.

Construction Materials Inventory

        From time-to-time, construction materials inventory is acquired for active projects under customer engineering, procurement and construction ("EPC") contracts. These inventories are stated at the lower of cost or market, as determined by the specific identification method. As of December 31, 2009 and 2010, the Company did not carry any construction material inventory.

Property and Equipment

        Property and equipment are carried at cost. Depreciation for buildings and improvements, including land improvements, is computed using the straight-line method over estimated useful lives ranging from three years to thirty-nine years. Depreciation for construction equipment, including large tool purchases, is computed using the straight line method over estimated useful lives ranging from two years to twelve years. Depreciation for office equipment is computed using the straight line method over the estimated useful lives ranging from two years to seven years. Major modifications or refurbishments which extend the useful life of the assets are capitalized and amortized over the adjusted remaining useful life of the assets. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized into income (loss) from operations. The cost of maintenance and repairs is charged to expense as incurred.

        Property and equipment meeting capital lease criteria are capitalized at the lower of the present value of the related lease payments or the fair value of the leased assets at the inception of the leases. Amortization of capital lease assets is computed using the straight-line method over the estimated useful lives of the assets when the lease includes a bargain purchase option or a transfer of ownership. When such criteria does not exist in the lease, property and equipment under capital leases are amortized over the shorter of the remaining term of the lease or the estimated useful life of the asset. The Company does not have any property or equipment meeting capital lease criteria as of December 31, 2010.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

        The Company assesses the impairment of its long-lived assets, including property and equipment, whenever economic events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Long-lived assets are considered to be impaired when the sum of the expected future undiscounted operating cash flows is less than the carrying amount of the related assets. No impairment charges were recorded during 2008, 2009 or 2010.

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

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The fair value of the Company's backlog was estimated using the expected margins and backlog fulfillment costs. These earnings associated with the backlog were adjusted assuming a six-month useful life and a discount rate based upon the market participant's WACC to estimate the value of the backlog.

        As a result of the Company's annual impairment testing process, no impairment charges to goodwill or other intangible assets were recorded during 2008, 2009 or 2010. Our annual impairment test performed in 2010 determined that the fair values of our reporting units significantly exceeded the carrying values of those units and that there were no impairments to intangible assets that have indefinite useful lives.

Fair Value Measurements

        ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820") defines fair value, establishes methods used to measure fair value and states disclosure requirements about fair value measurements. ASC 820 establishes a three-tier hierarchy of fair value measurement, which prioritizes the inputs used in measuring fair value based upon their degree of availability in external active markets. These tiers include: Level 1 (the highest priority), defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 (the lowest priority), defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        As of December 31, 2009 and 2010, the carrying value of cash and cash equivalents, accounts receivable and payable, accrued liabilities, and other current assets and current liabilities approximated fair value due to the short maturities of these instruments.

        As of December 31, 2010, the Company held certain cash and cash equivalents that were required to be measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820. These items included money market funds held in deposit at a national bank and short-term certificates of deposit held on account under the CDARS program. The combined carrying value of the Company's cash and cash equivalents was $62,623, which was equal to the fair value at December 31, 2010 based upon Level 1 inputs.

        The carrying amount reported in the consolidated balance sheet as of December 31, 2010 for long term debt was $30,000. Using a discounted cash flow technique that incorporates a market interest rate adjusted for risk profile based upon Level 3 inputs, the Company determined the fair value of its debt to be $29,632 at December 31, 2010.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalent balances with large bank institutions which are believed to be high quality financial institutions. The Company issues trade credit without collateral to its customers. Management believes the credit risk is limited due to the high credit quality of its customer base.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The Company's top ten customers accounted for approximately 48%, 55%, and 62% of consolidated revenues for the years ended December 31, 2008, 2009 and 2010, respectively. The largest customer for each year accounted for 9.8%, 12.5%, and 19.3% of consolidated revenues for the years ended December 31, 2008, 2009 and 2010, respectively. One customer, Dominion Resources, Inc., accounted for 12.5% and 19.3% of our revenues for the years ended December 31, 2009 and 2010, respectively. Another customer, National Grid, accounted for 10.6% of our revenues for the year ended December 31, 2010. No other customer accounted for more than 10% of consolidated revenues for the reporting periods presented. This concentration of consolidated revenues is mostly from revenues generated by the T&D segment. As of December 31, 2009, two customers individually accounted for more than 10% of consolidated accounts receivable, with an aggregate of approximately 30.0% of the total consolidated accounts receivable amount (excluding the impact of the allowance for doubtful accounts). As of December 31, 2010, two customers individually accounted for more than 10% of consolidated accounts receivable, with an aggregate of approximately 34.4% of the total consolidated accounts receivable amount (excluding the impact of the allowance for doubtful accounts). No other customer accounted for more than 10% of consolidated accounts receivable at December 31, 2010.

Supplemental Cash Flows

        Supplemental disclosures of cash flow information are as follows for the years ended December 31:

	2008	2009	2010
Cash paid during the period for:
Income taxes	$6,690	$7,621	$6,358
Interest expense	1,616	768	968
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	4,290	202	3,349
Acquisition of property and equipment through like-kind exchange of similar assets	—	—	2,924
Acquisition of property and equipment under capital lease obligations	—	87	—

Recently Issued Accounting Pronouncements

        In May 2009, the FASB issued an accounting standard which established general guidelines of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This standard, as described in ASC Topic 855, Subsequent Events, requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This standard became effective for fiscal years and interim periods ending after June 15, 2009. Although the adoption of this standard did not have an impact on the Company's consolidated financial condition, results of operations or cash flows, there were impacts to the Company's 2009 financial statement disclosures. In February 2010, the FASB issued an accounting standard update to ASC 855 which eliminated the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This standard

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

became effective upon issuance, with limited exceptions. The adoption of this standard update did not have an impact on the Company's consolidated financial condition, results of operations or cash flows, and eliminated the 2009 financial statement disclosure requirement related to subsequent events.

        In January 2010, the FASB issued an accounting standard update to ASC 820 which required new disclosures and clarified existing disclosures about fair value measurement. Specifically, this update amends ASC 820 to now require: (a) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, this update clarifies the requirements of the following existing disclosures: (a) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (b) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This update became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which became effective for interim and reporting periods beginning after December 15, 2010. The adoption of this standard modification did not have an impact on the Company's consolidated financial condition, results of operations or cash flows, and there were no material impacts to the Company's financial statement disclosures.

3. Accounts Receivable

        Accounts receivable consisted of the following at December 31:

	2009	2010
Contract receivables	$77,355	$81,968
Contract retainages	24,103	25,930
Other	308	221

	101,766	108,119
Less: Allowance for doubtful accounts	(1,114)	(947)

	$100,652	$107,172

        The roll-forward activity of allowance for doubtful accounts was as follows for the years ended December 31:

	2008	2009	2010
Balance at beginning of period	$(1,213)	$(1,845)	$(1,114)
Reduction in (provision for) allowances	(632)	718	161
Write offs, net of recoveries	—	13	6

Balance at end of period	$(1,845)	$(1,114)	$(947)

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

4. Contracts in Process

        The net asset (liability) position for contracts in process consisted of the following at December 31:

	2009	2010
Costs incurred on uncompleted contracts	$839,315	$810,463
Estimated earnings	95,669	92,102

	934,984	902,565
Less: Billings to date	929,907	918,771

	$5,077	$(16,206)

        The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows at December 31:

	2009	2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$30,740	$29,299
Billings in excess of costs and estimated earnings on uncompleted contracts	(25,663)	(45,505)

	$5,077	$(16,206)

5. Property and Equipment

        Property and equipment consisted of the following at December 31:

	Estimated Useful Life in Years	2009	2010
Land	—	$3,990	$3,990
Buildings and improvements	3 to 39	11,663	12,331
Construction equipment	2 to 12	103,321	124,169
Office equipment	2 to 7	2,624	2,979

		121,598	143,469
Less: Accumulated depreciation and amortization		(33,566)	(46,878)

		$88,032	$96,591

        Depreciation and amortization expense of property and equipment for the years ended December 31, 2008, 2009 and 2010 were $10,812, $13,190 and $15,955, respectively.

        On January 24, 2008, the Company sold an existing parcel of land in Salt Lake City, Utah for $966 in a like-kind exchange transaction. The net gain resulting from the sale of this property was approximately $47.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

6. Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consisted of the following at December 31:

	2009			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
T&D	$40,042	$—	$40,042	$40,042	$—	$40,042
C&I	6,557	—	6,557	6,557	—	6,557
Amortizable Intangible Assets
Backlog	521	521	—	521	521	—
Customer relationships	4,015	1,032	2,983	4,015	1,367	2,648
Indefinite-lived Intangible Assets
Trade names	8,556	—	8,556	8,556	—	8,556

	$59,691	$1,553	$58,138	$59,691	$1,888	$57,803

        Backlog and customer relationships are amortized on a straight-line method over an estimated useful life of 0.5 and 12 years, respectively, and both assets have been determined to have no residual value. Trade names have been determined to have indefinite lives and therefore are not being amortized. Intangible asset amortization expense for the years ended December 31, 2008, 2009 and 2010 was $334, $335, and $335, respectively. Intangible asset amortization expense for the years subsequent to December 31, 2010 is expected to be approximately $335 for each of the years from 2011 to 2015.

7. Accrued Liabilities

        Other current liabilities consisted of the following at December 31:

	2009	2010
Payroll and incentive compensation	$6,601	$6,022
Union dues and benefits	5,496	4,947
Note payable to FirstEnergy	326	—
Profit sharing and thrift plan	1,436	466
Taxes, other than income taxes	2,203	1,956
Executive management employment agreements (Note 10)	1,628	—
Other	4,432	4,583

	$22,122	$17,974

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

8. Credit Agreement

        On August 31, 2007, the Company entered into a five year syndicated credit agreement ("Credit Agreement") for an initial facility of $125,000 providing $75,000 for revolving loans and letters of credit and $50,000 for term loans. This credit agreement is collateralized by substantially all of the assets of the Company (including the capital stock of our subsidiaries) other than our real property and fixtures and any property subject to a certificate of title, subject to a lease or a similar interest.

        In accordance with the terms of the agreement, the Company has the ability to increase the revolving or term loan portions of the facility up to an aggregate of $175,000 in minimum increments of $5,000, subject to banking syndication approval. In addition, the Company has the ability to decrease the revolving commitments at any time in minimum decrements of $1,000. Company borrowings under the Credit Agreement are charged interest at the Alternate Base Rate, which is the Company's option to elect either (1) the greater of the prime rate or the federal funds rate plus a spread of 0.5% and an additional 0.0% to 0.25% based on the Company's leverage ratio or (2) an adjusted London Interbank Offered Rate ("LIBOR") plus a spread of 1.0% to 1.75% based on the Company's leverage ratio. Upon the execution of the Credit Agreement, the Company borrowed $50,000 under the term loan facility. The Company repaid $20,000 of the term loan in 2007 and renegotiated the repayment terms to remove the quarterly repayment schedule. The entire term loan is due on August 31, 2012. At December 31, 2010, the Company had $30,000 outstanding under the term loan at an interest rate of 1.31%, and a $15,000 of letter of credit outstanding under the revolving portion of the facility at an interest rate of 1.125%. The Company had $60,000 available under the remaining Credit Agreement at December 31, 2010. The Company is required to pay a 0.2% commitment fee on the unused portion of the credit facility.

        The Credit Agreement is guaranteed by certain material subsidiaries of the Company ("Guarantor Subsidiaries"). The Guarantor Subsidiaries are all 100% owned subsidiaries and are composed of the following entities: Harlan Electric Company, The L. E. Myers Co., Hawkeye Construction, Inc., Sturgeon Electric Company, Inc., and Great Southwestern Construction, Inc. All non-guarantor subsidiaries are considered immaterial to the Company. The guarantees are full, unconditional, joint and several. There are no restrictions on the subsidiary guarantees, and the parent company does not own independent assets or operations. The Company is subject to certain financial covenants, a leveraged debt ratio and a minimum interest coverage test, under the Agreement and was in compliance at December 31, 2010. The Credit Agreement also includes other specific limits or restrictions on additional indebtedness, liens and capital expenditure activity.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

9. Income Taxes

        The income tax provision from continuing operations consisted of the following for the years ended December 31:

	2008	2009	2010
Current
Federal	$9,321	$4,682	$6,349
State	2,918	888	1,151

	12,239	5,570	7,500

Deferred
Federal	2,995	3,419	1,421
State	261	457	322

	3,256	3,876	1,743

Income tax expense	$15,495	$9,446	$9,243

        The differences between the U.S. federal statutory tax rate and the Company's effective tax rate for continuing operations were as follows for the years ended December 31:

	2008	2009	2010
U.S federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax expense	4.8	4.5	4.6
Provision to return adjustments, net	—	(1.0)	(1.1)
Deferred tax adjustments, net	—	(1.2)	0.2
Domestic production/manufacturing deduction	(1.5)	(1.2)	(2.4)
Refund of fine related to OSHA violation	—	(0.7)	(0.1)
Non-deductible meals and entertainment	0.5	0.6	0.6
Research and development credit	—	—	(0.3)
Other, net	0.8	(0.6)	(0.1)

	39.6%	35.4%	36.4%

        The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for certain open tax years (2009 and 2010) and by various state authorities for the years 2006 through 2010.

        In accordance with the accounting under ASC Topic 740, the Company has recorded a liability for unrecognized tax benefits related to tax positions taken on its various income tax returns. If recognized, the entire amount of these unrecognized tax benefits would favorably impact the effective tax rate that is reported in future periods. Interest and penalties related to uncertain income tax positions are included as a component of income tax expense (benefit) in the accompanying consolidated statements of operations.

        The Company had approximately $836 and $612 of total unrecognized tax benefits, including accrued interest and penalties, as of December 31, 2009 and 2010, respectively, which were included in

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

9. Income Taxes (Continued)

other liabilities in the accompanying consolidated balance sheets. For the year ended December 31, 2010, the Company recorded an additional $144 in unrecognized tax benefits related to the net activity of current and prior year positions, which was offset by reductions in unrecognized tax benefits of approximately $82 due to lapses in the statutes of limitations and $361 due to tax settlements.

        The following is a reconciliation of the beginning and ending liabilities for unrecognized tax benefits at December 31:

	2009	2010
Balance at beginning of period	$657	$691
Gross increases in current period tax positions	96	133
Gross increases in prior period tax positions	237	11
Gross decreases in prior period tax positions	(3)	—
Lapse of applicable statutes of limitations	(264)	(82)
Settlements with taxing authorities	(32)	(361)

Balance at end of period	691	392
Accrued interest and penalties at end of period	145	220

Total liability for unrecognized tax benefits	$836	$612

        The amount of interest and penalties charged to income tax expense (benefit) as a result of the unrecognized tax benefits was $41, $(21), and $75, for the years ended December 31, 2008, 2009 and 2010, respectively.

        The Company anticipates that the total unrecognized tax benefits will be reduced within the next 12 months due to the lapses in the applicable statutes of limitations, as well as a pending federal tax settlement for one year under examination. The estimated adjustment related to these items is approximately $60.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

9. Income Taxes (Continued)

        The net deferred tax assets and (liabilities) arising from temporary differences were as follows at December 31:

	2009	2010
Deferred income tax assets:
Self insurance reserves	$8,615	$8,874
Contract loss reserves	139	77
Stock-based awards	5,802	5,793
Other	1,475	1,620

Total deferred income tax assets	16,031	16,364

Deferred income tax liabilities:
Property and equipment—tax over book depreciation	(17,215)	(19,477)
Intangible assets—tax over book amortization	(4,500)	(4,314)

Total deferred income tax liabilities	(21,715)	(23,791)

Net deferred income taxes	$(5,684)	$(7,427)

The balance sheet classification of deferred income taxes is as follows:
Current deferred income tax assets	$10,186	$10,544
Non-current deferred income tax liabilities	(15,870)	(17,971)

	$(5,684)	$(7,427)

10. Commitments and Contingencies

Letters of Credit

        At December 31, 2009 and 2010, the Company had one outstanding irrevocable standby letter of credit totaling $15,000, at each date, related to the Company's payment obligation under its insurance programs.

Leases

        The Company leases real estate and construction equipment under various operating leases with terms ranging from one to five years. Future minimum lease payments for these operating leases subsequent to December 31, 2010 are $6,430 in 2011, $3,998 in 2012, $1,626 in 2013, $484 in 2014 and $105 in 2015.

        The Company has guaranteed the residual value of the underlying assets under certain equipment operating leases at the date of termination of such leases. The Company has agreed to pay any differences between this residual value and the fair market value of each underlying asset as of the lease termination date. As of December 31, 2009 and 2010, the maximum guaranteed residual value was approximately $1,477 and $552, respectively. The Company does not believe that significant payments will be made as a result of the difference between the fair market value of the leased

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

equipment and the guaranteed residual value. However, there can be no assurance that future payments will not be required.

        Total rent expense for the years ended December 31, 2008, 2009 and 2010, was $29,128, $29,992 and $31,361, respectively.

Purchase Commitments for Construction Equipment

        As of December 31, 2010, the Company had approximately $2,834 in outstanding purchase obligations for certain construction equipment, with most of the cash outlay scheduled to occur during the three months subsequent to December 31, 2010.

Insurance and Claims Accruals

        The Company carries insurance policies, which are subject to certain deductibles, for workers' compensation, general liability, automobile liability and other coverages. Our deductible for each line of coverage is between $1,000 and $1,500 per claim, depending on whether the claim aggregate has been met. Once a policy's claim aggregate is reached per line of coverage, the deductible for that policy is reduced to $1,000 per claim.

        Health insurance benefits are subject to a $100 deductible for qualified individuals. Losses up to the stop loss amounts are accrued based upon the Company's estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

        The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the stop loss deductible, a corresponding receivable for amounts in excess of the stop loss deductible is included in current assets in the consolidated balance sheets.

        Insurance expense, including premiums, for workers' compensation, general liability, automobile liability and employee health benefits for the years ended December 31, 2008, 2009 and 2010 was $18,734, $17,383 and $16,002, respectively.

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

        In March 2010, the Company amended and restated the Employment Agreements, which, among other things, removed the provision for severance pay subject to a voluntary termination without good

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

reason. The revised severance pay provisions in the Employment Agreements are all under the employer's control. Therefore, the Company eliminated the $1,628 liability related to this severance provision as a result of the amendment. The benefit of reversing this liability was included as a reduction to selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2010.

Surety Bonds

        In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company has indemnified its sureties for any expenses paid out under these performance bonds. As of December 31, 2010, the total amount of outstanding performance bonds was approximately $616,200, and the estimated cost to complete these bonded projects was approximately $246,700.

Collective bargaining agreements

        Many of the Company's subsidiaries' field labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from one or more multi-employer pension plans or if the plans were to otherwise become underfunded, the subsidiary could be assessed liabilities for additional contributions related to the underfunding of these plans. Although we have been informed that several of the multi-employer pension plans to which our subsidiaries contribute have been labeled with a "critical" status, we are not currently aware of any potential significant liabilities related to this issue.

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

        The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of our present business as well as in respect of our divested businesses. Some of these claims and litigations include claims related to the Company's current services and operations, and asbestos-related claims concerning historic operations of a predecessor affiliate. The Company believes that it has strong defenses to these claims as well as adequate insurance coverage in the event any asbestos-related claim is not resolved in our favor. These claims have not had a material impact on the Company to date, and the Company believes that the likelihood that a future material adverse outcome will result from these claims is remote. However, if facts and

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

circumstances change in the future, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Liability Settlement

        In June 2008, the Company settled an outstanding liability with its former parent, FirstEnergy, for $2,498. The amount of this liability at December 31, 2007 was $2,501.This liability related to the sale of a subsidiary, whereby the Company owed FirstEnergy for the amounts collected on a note receivable from the purchaser. As part of the final settlement agreement, FirstEnergy agreed to give the Company a $200 credit for reimbursement of certain administrative costs surrounding the sale of the subsidiary and the subsequent monitoring of certain provisions. In June 2008, the Company paid FirstEnergy a net amount of $2,298, of which the credit of $200 and the remaining amount of the liability of $3 were recorded as reductions to selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2008.

11. Stockholders' Equity

        Changes in outstanding shares of common stock for the past three years were:

(Shares in thousands)	2008	2009	2010
Beginning balances	34,230	19,713	19,807
Stock issuances
Stock option exercises		94	146
Restricted stock grants			54
Treasury shares retired	(14,517)

Ending balances	19,713	19,807	20,007

        On January 19, 2008, the Company retired 14,516,765 shares of the Company's treasury stock, resulting in the elimination of treasury stock, a reduction in the par value of common stock of $145 and a reduction in additional paid-in-capital of $175,363.

12. Stock-Based Compensation

        Our 2006 Stock Option Plan (the "2006 Plan") permitted the granting of 1,827,407 shares to officers and employees of the Company. As of December 31, 2010, there were 1,140,423 options outstanding that were granted under the 2006 Plan, all of which are vested. No stock option grants were made under the 2006 plan since 2007 and none are expected to be made in the future.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

12. Stock-Based Compensation (Continued)

        In November 2007, the Board of Directors approved the Long-Term Incentive Plan (the "LTIP") for the Company. The LTIP was approved by our shareholders and provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, or (i) any combination of such awards. The LTIP permits the granting of up to 2,000,000 shares to directors, officers and employees of the Company. Grants of awards to employees are approved by the Compensation Committee of the Board of Directors and grants to independent members of the Board of Directors are approved by the Board of Directors. All awards are made with an exercise price or base price, as the case may be, that is not less than the full fair market value per share. No stock option or stock appreciation right may be exercised more than 10 years from the date of grant.

Stock Options

        During 2008, the Company granted 9,500 stock options to certain employees under the LTIP. These options vest over a four-year period and have an exercise price of $7.98 per share. No awards were granted under the LTIP during 2009.

        On March 24, 2010, the Company granted options to various employees, including the Company's executive officers, to purchase 106,912 shares of the Company's common stock. These stock option awards will vest ratably over a three-year period. The grant date fair value of these option awards was approximately $8.72 per share. These stock options are subject to certain claw-back provisions, as defined in the grant agreement.

        Using a weighted-average grant date fair value of approximately $7.22 per share for all outstanding option awards, the Company recognized stock compensation expense related to all stock options granted under the LTIP of approximately $918, $923 and $1,278 for the years ended December 31, 2008, 2009 and 2010, respectively, which was included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

        As of December 31, 2010, there was approximately $1,473 of total unrecognized compensation cost related to stock options granted under the LTIP, net of estimated forfeitures. This cost is expected to be recognized over a remaining weighted average vesting period of approximately 1.5 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

        The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each stock option grant as of the date of grant and the fair value of each stock option modification as of the modification date. The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award. The expected term of awards granted under the LTIP has been determined using the simplified method as outlined in the applicable ASC 718 and SAB No. 110 guidance. The expected volatility is determined based on the average of comparable public companies', deemed competitors of the Company, historical stock prices over the most recent period commensurate with the expected term of the award. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

12. Stock-Based Compensation (Continued)

commensurate with the expected term of the award. The expected dividend yield is based on our intent to not issue cash dividends in the foreseeable future.

        The following summarizes the assumptions used in determining the fair value of stock options granted during the years ended December 31, 2008 and 2010. No options were granted during the year ended December 31, 2009.

	2008	2010
Risk free interest rate	2.85%	2.95%
Expected dividend yield	0.0%	0.0%
Weighted average expected term	6.25 years	6.0 years
Weighted average expected stock price volatility	53.0%	50.0%
Weighted average grant date fair value	$4.29	$8.72

        A summary of the activity relating to the outstanding options of the Company under the various stock option plans for the year ended December 31, 2010 is presented below.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2009	1,817,332	$6.43
Options granted	106,912	17.18
Options exercised	(145,715)	4.60
Options forfeited	(12,276)	13.57

Options outstanding, December 31, 2010	1,766,253	$7.18	6.1 years	$24,403

Exercisable at December 31, 2010	1,527,564	$6.00	5.8 years	$22,909

        The following table summarizes information with respect to all stock options outstanding under all of our share-based compensation plans at December 31, 2010.

	Options Outstanding
				Options Exercisable
			Weighted- Average Remaining Contractual Term
Exercise Price Ranges	Number of Options	Weighted- Average Exercise Price		Number of Options	Weighted- Average Exercise Price
$3.65 - $7.98	1,149,923	$3.68	5.4 years	1,145,173	$3.67
$13.00 - $17.18	616,330	13.71	7.4 years	382,391	13.00

	1,766,253	$7.18	6.1 years	1,527,564	$6.00

        For the years ended December 31, 2009 and 2010, the Company issued 94,610 and 145,715 new shares, respectively, to option holders upon the exercise of vested stock options. Cash received from

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

12. Stock-Based Compensation (Continued)

these option exercises for 2009 and 2010 was $351 and $671, respectively. The excess tax benefit realized from option exercises during 2009 and 2010 was $247 and $198, respectively.

        The total intrinsic value of stock options exercised during 2009 and 2010 was $1,593 and $1,947, respectively. No stock options were exercised during the year ended December 31, 2008. The total fair value of awards vested during the years ended December 31, 2008, 2009 and 2010 was $ 925, $931 and $895, respectively.

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

        The grant date fair value of the restricted stock awards for the awards granted on March 24, 2010 and August 12, 2010 was $17.18 and $14.55 per share, respectively, which was equal to the closing trading price on the date of grant. Stock compensation expense related to these awards is being amortized on a straight-line basis over the applicable vesting period, net of estimated forfeitures. For the year ended December 31, 2010, the Company recognized stock compensation expense related to these awards of approximately $148, which was included in selling, general and administrative expenses in the accompanying consolidated statement of operations. There were no restricted stock awards granted prior to 2010.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

12. Stock-Based Compensation (Continued)

        A summary of the restricted stock activity for the year ended December 31, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value (Per share)
Unvested at January 1, 2010	—	$—
Granted	54,502	17.15
Vested	—	—
Forfeited	(557)	17.18

Outstanding and unvested at December 31, 2010	53,945	$17.15

        As of December 31, 2010, there was approximately $772 of total unrecognized compensation cost related to non-vested restricted stock granted under the LTIP. This cost is expected to be recognized over a remaining weighted average vesting period of approximately 4.1 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

        Stock compensation expense is measured based on the fair value of the restricted stock. The fair value of the restricted stock is determined based on the closing price of the Company's common stock on the date of grant. An estimate of future forfeitures is also required in determining the stock compensation expense to be recognized. The Company uses historical data to estimate the forfeiture rate that it uses; however, these estimates are subject to change and may impact the value that will ultimately be recognized as stock compensation expense.

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

        The grant date fair value of the performance stock awards was $17.18 per share. The Company recognizes stock compensation expense related to these awards based upon its determination of the potential achievement of the ROE target at each reporting date, net of estimated forfeitures. The stock compensation expense to be recognized is being amortized on a straight-line basis over the three-year vesting period. For the year ended December 31, 2010, the Company recognized stock compensation

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

12. Stock-Based Compensation (Continued)

expense related to these awards of approximately $177, which was included in selling, general and administrative expenses in the accompanying consolidated statement of operations. There were no performance share awards granted prior to 2010.

        A summary of the performance award activity for the year ended December 31, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value (Per share)
Unvested at January 1, 2010	—	$—
Granted	40,741	17.18
Vested	—	—
Forfeited	(485)	17.18

Outstanding and unvested at December 31, 2010	40,256	$17.18

        As of December 31, 2010, there was approximately $512 of total unrecognized compensation cost related to non-vested performance awards granted under the LTIP. This cost is expected to be recognized over a remaining weighted average vesting period of approximately 2.2 years. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

13. Employee Benefit Plans

        The Company has a profit sharing and thrift employee benefit plan in effect for all eligible salaried employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the years ended December 31, 2008, 2009 and 2010 amounted to $4,822, $2,692 and $1,809, respectively.

        Certain employees are covered under union-sponsored collectively bargained multi-employer defined benefit plans. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer's withdrawal from, or upon termination of, such plan. The Company has no plans to withdraw from these plans. The plans do not maintain information on the net assets and actuarial present value of the plans' unfunded vested benefits allocable to the Company, and the amounts, if any, for which the Company may be contingently liable, could be material but are not ascertainable at this time. Expenses for these plans for years ended December 31, 2008, 2009 and 2010 amounted to $29,617, $29,727 and $30,795, respectively, as determined in accordance with negotiated labor contracts.

        The Company also has a non-contributory employee benefit plan in effect for certain non-union hourly employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the years ended December 31, 2008, 2009 and 2010 amounted to $1,311, $912 and $277, respectively.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

14. Cash and Deemed Dividends

        The Company has not declared nor paid any cash or non-cash dividends on any class of stock during the years ended December 31, 2008, 2009 and 2010.

15. Segment Information

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

        Transmission and Distribution:    The T&D segment services include the construction and maintenance of high voltage transmissions lines, substations and lower voltage underground and overhead distribution systems. The segment also provides emergency restoration services in response to weather related damage. The T&D business has historically provided construction services; however, more recently, at the request of clients, the segment has expanded its service offerings to include EPC projects. The Company is a national contractor serving electric utilities, private developers, cooperatives, municipalities and other transmission owners.

        Commercial and Industrial:    The C&I segment provides electrical contracting services, typically as a subcontractor, for facilities such as airports, convention centers, hospitals, hotels, data centers, casinos, arenas, processing facilities, water treatment facilities, manufacturing plants and transportation control and management systems. The projects typically require technical and project management expertise and timely execution. The customer base is in the western United States concentrating on the Arizona and Colorado markets.

        The information in the following table for the years ended December 31, 2008, 2009 and 2010 is derived from the segment's internal financial reports used for corporate management purposes. The

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

15. Segment Information (Continued)

Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment.

	2008	2009	2010
Contract revenues:
T&D	$446,867	$468,744	$447,458
C&I	169,240	162,424	149,619

	$616,107	$631,168	$597,077

Income from operations:
T&D	$46,232	$37,961	$36,613
C&I	16,672	11,609	7,091
General Corporate	(22,864)	(22,047)	(17,199)

	$40,040	$27,523	$26,505

Depreciation and amortization
T&D	$10,367	$12,579	$14,820
C&I	779	946	1,470

	$11,146	$13,525	$16,290

16. Earnings Per Share

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

        In March 2010, the Company issued certain restricted stock awards which vest over a service period that ranges from three to five years. These awards contain non-forfeitable rights to dividends or dividend equivalents. Awards containing such rights that are unvested are considered to be participating securities and would be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, earnings are allocated between the Company's common stockholders and participating securities. The application of the two-class method during the year ended December 31, 2010, did not have a material impact on the earnings per share calculation.

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

16. Earnings Per Share (Continued)

        The weighted average number of common shares used to compute basic and diluted net income (loss) per share was as follows for the years ended December 31:

(amounts in thousands)	2008	2009	2010
Weighted average basic common shares outstanding	19,713	19,755	19,883
Potential common shares arising from stock options and
restricted stock	994	947	899

Weighted average diluted common shares outstanding	20,707	20,702	20,782

        Potential common shares related to the assumed exercise of stock options are not included in the denominator of the diluted earnings per share calculation if the inclusion of such shares would either be anti-dilutive or if the exercise prices of these common stock equivalents were greater than the average market price of the Company's common stock for the period. For the years ended December 31, 2008 and 2010, outstanding stock options of 538,000 and 105,242, respectively, were excluded as common stock equivalents from the diluted earnings per share calculation.

        Additionally, for the year ended December 31, 2010, potential common shares related to the unvested portion of performance awards of 40,256, with a weighted average grant date fair value of $17.18, were also excluded from the denominator of the diluted earnings per share calculation as the underlying performance obligation was not met as of December 31, 2010.

17. Quarterly Financial Data (Unaudited)

        The following table presents the unaudited consolidated operating results by quarter for the years ended December 31, 2009 and 2010 (in thousands, except per share information):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Fiscal 2010:
Revenues	$148,889	$140,285	$152,767	$155,136
Gross profit	15,169	16,713	17,036	21,802
Net income	2,780	3,353	3,901	6,088
Basic earnings per share	$0.14	$0.17	$0.20	$0.31
Diluted earnings per share	$0.13	$0.16	$0.19	$0.29
Fiscal 2009:
Revenues	$132,935	$162,923	$162,035	$173,275
Gross profit	17,033	18,777	20,715	19,382
Net income	2,883	4,315	5,769	4,268
Basic earnings per share	$0.15	$0.22	$0.29	$0.22
Diluted earnings per share	$0.14	$0.21	$0.28	$0.21

        Earnings per share amounts for each quarter are required to be computed independently using the weighted average number of shares outstanding during the period. As a result, the sum of the

MYR Group Inc.

Notes to Consolidated Financial Statements (Continued)

For the years ended December 31, 2008, 2009 and 2010

(amounts in thousands, except share and per share data)

17. Quarterly Financial Data (Unaudited) (Continued)

individual quarterly earnings per share amounts may not agree to the earnings per share calculated for the year.

18. Subsequent Events

        Subsequent to year end, the Company made a $10,000 prepayment on our term loan, which reduced the outstanding balance of our borrowings to $20,000.

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

        Management, together with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance related to the matters stated in the above paragraph as of December 31, 2010.

Evaluation of Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by E&Y, an independent registered public accounting firm, as stated in their report which is included herein.

        This annual report on Form 10-K includes a report of management's assessment regarding internal control over financial reporting and an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. See page 54 for "Management's Report on Internal Control over Financial Reporting." See page 56 for the "Report of Independent Registered Public Accounting Firm."

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting, during the fourth quarter ended December 31, 2010 that have materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information required by this Item 10 related to our directors is incorporated by reference to the information to be included under "Item 1. Election of Directors" of our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held May 5, 2011 ("2011 Proxy Statement"). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information to be included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2011 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference to the information to be included under the heading "Nomination of Directors and Other Business of Stockholders" in our 2011 Proxy Statement. Information about our Audit Committee, including its members, and our Audit Committee financial experts, is incorporated by reference to the information to be included under the headings "Audit Committee Matters" in our 2011 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled "Executive Officers" in Part I of this Annual Report on Form 10-K.

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

Item 11.    Executive Compensation.

        The information required by this Item 11 is incorporated by reference to the information to be included in our 2011 Proxy Statement under the headings "Director Compensation" and "Compensation Discussion and Analysis."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item 12 is incorporated by reference to the information to be included in our 2011 Proxy Statement under the headings "Ownership of Equity Securities," "Compensation Discussion and Analysis" and "Equity Compensation Plan Information."

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item 13 is incorporated by reference to the information to be included in our 2011 Proxy Statement under the headings "Certain Relationship and Related Person Transactions" and "Corporate Governance—Director Independence."

Item 14.    Principal Accountant Fees and Services.

        The information required by this Item 14 is incorporated by reference to the information to be included in our 2011 Proxy Statement under the heading "Audit Committee Matters—Independent Auditors' Fees."

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
10.1
Credit Agreement, dated August 31, 2007, between the Registrant and Fifth Third Bank, Citibank, N.A. and JPMorgan Chase Bank, National Association, incorporated by reference to exhibit 10.1 of the Company's Registration Statement on Form S-1 (File No. 333-148864), filed with the SEC on January 25, 2008
10.2
Amendment No. 1 to the Credit Agreement, dated October 26, 2007, incorporated by reference to exhibit 10.2 of the Company's Registration Statement on Form S-1 (File No. 333-148864), filed with the SEC on January 25, 2008
10.3
Amendment No. 2 to the Credit Agreement, dated January 18, 2008, incorporated by reference to exhibit 10.3 of the Company's Registration Statement on Form S-1/A (File No. 333-148864), filed with the SEC on April 24, 2008

Number	Description
10.4	Amendment No. 3 to the Credit Agreement, dated April 21, 2008, incorporated by reference to exhibit 10.4 of the Company's Registration Statement on Form S-1/A (File No. 333-148864), filed with the SEC on April 24, 2008
10.5
Amended and Restated 2006 Stock Option Plan, incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-08325), filed with the SEC on August 10, 2009+
10.6
Form of Option Award under 2006 Stock Option Plan, incorporated by reference to exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-08325), filed with the SEC on August 10, 2009+
10.7	2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.3 of the Company's Registration+ Statement on Form S-1 (File No. 333-148864), filed with the SEC on January 25, 2008+
10.8
Form of Executive Officer Nonqualified Stock Option Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.9
Form of Executive Officer Restricted Stock Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.10
Form of Executive Officer Performance Share Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.11
Form of Director Restricted Stock Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.4 of the Company's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.12
Form of Employment Agreement, dated March 11, 2010, between the Registrant and Executive Officer, incorporated by reference to exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.13	MYR Group Senior Management Incentive Plan, incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-08325), filed with the SEC on May 26, 2010+
21.1	List of Subsidiaries†
23.1	Consent of Ernst & Young LLP†
23.2	Consent of PricewaterhouseCoopers LLP†
24.1	Power of Attorney†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†

†
Filed herewith

+
Indicates management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYR GROUP INC. (Registrant)
March 8, 2011	/s/ MARCO A. MARTINEZ
	Name:	Marco A. Martinez
	Title:	Vice President, Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

* William A. Koertner		Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2011
/s/ MARCO A. MARTINEZ Marco A. Martinez		Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2011
* Jack L. Alexander		Director	March 8, 2011
* Larry F. Altenbaumer		Director	March 8, 2011
* Henry W. Fayne		Director	March 8, 2011
* Betty R. Johnson		Director	March 8, 2011
* Gary R. Johnson		Director	March 8, 2011
* Maurice E. Moore		Director	March 8, 2011
* William D. Patterson		Director	March 8, 2011
*By:	/s/ MARCO A. MARTINEZ (Marco A. Martinez) (Attorney-in-fact)	March 8, 2011