Form 10-Q
period 2011-03-31
MYR GROUP INC.
filed 2011-05-09
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

        As of April 29, 2011 there were 20,131,139 outstanding shares of the registrant's $0.01 par value common stock.

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

i

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,713	$62,623
Accounts receivable, net of allowances of $924 and $947, respectively	91,856	107,172
Costs and estimated earnings in excess of billings on uncompleted contracts	35,410	29,299
Deferred income tax assets	10,544	10,544
Receivable for insurance claims in excess of deductibles	8,385	8,422
Refundable income taxes	—	2,144
Other current assets	3,012	3,719

Total current assets	193,920	223,923
Property and equipment, net of accumulated depreciation of $51,044 and $46,878, respectively	103,064	96,591
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $1,972 and $1,888, respectively	11,120	11,204
Other assets	1,397	1,831

Total assets	$356,100	$380,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,950	$41,309
Billings in excess of costs and estimated earnings on uncompleted contracts	42,825	45,505
Accrued self insurance	34,133	34,044
Accrued income taxes	258	—
Other current liabilities	18,272	17,974

Total current liabilities	129,438	138,832
Long-term debt, net of current maturities	10,000	30,000
Deferred income tax liabilities	17,971	17,971
Other liabilities	686	636

Total liabilities	158,095	187,439

Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 20,130,389 and 20,007,081 shares issued and 20,127,079 and 20,007,081 shares outstanding at March 31, 2011 and December 31, 2010, respectively	201	200
Additional paid-in capital	146,024	145,149
Retained earnings	51,860	47,360
Treasury stock—3,310 and 0 shares, respectively	(80)	—

Total stockholders' equity	198,005	192,709

Total liabilities and stockholders' equity	$356,100	$380,148

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended March 31,
	2011	2010
Contract revenues	$150,294	$148,889
Contract costs	128,705	133,720

Gross profit	21,589	15,169
Selling, general and administrative expenses	13,953	10,564
Amortization of intangible assets	84	84
Gain on sale of property and equipment	(71)	(190)

Income from operations	7,623	4,711
Other income (expense)
Interest income	29	11
Interest expense	(210)	(203)
Other, net	(22)	(30)

Income before provision for income taxes	7,420	4,489
Income tax expense	2,920	1,709

Net income	$4,500	$2,780

Income per common share:
—Basic	$0.23	$0.14
—Diluted	$0.21	$0.13
Weighted average number of common shares and potential common shares outstanding:
—Basic	19,983	19,821
—Diluted	20,934	20,733

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$4,500	$2,780
Adjustments to reconcile net income to net cash flows provided by operating activities—
Depreciation and amortization of property and equipment	4,247	3,940
Amortization of intangible assets	84	84
Stock-based compensation expense	348	424
Excess tax benefit from stock-based awards	(169)	(16)
Gain on sale of property and equipment	(71)	(190)
Other non-cash items	44	21
Changes in operating assets and liabilities
Accounts receivable, net	15,316	14,301
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,111)	(1,153)
Receivable for insurance claims in excess of deductibles	37	(370)
Other assets	3,241	541
Accounts payable	(5,856)	(9,544)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,680)	(6,989)
Accrued self insurance	89	295
Other liabilities	775	(3,491)

Net cash flows provided by operating activities	13,794	633

Cash flows from investing activities:
Proceeds from sale of property and equipment	71	190
Purchases of property and equipment	(12,223)	(1,382)

Net cash flows used in investing activities	(12,152)	(1,192)

Cash flows from financing activities:
Payments on term loan	(20,000)	—
Payments of capital lease obligations	—	(16)
Employee stock option transactions	359	103
Excess tax benefit from stock-based awards	169	16
Purchase of Treasury stock	(80)	—

Net cash flows provided by (used in) financing activities	(19,552)	103

Net decrease in cash and cash equivalents	(17,910)	(456)
Cash and cash equivalents:
Beginning of period	62,623	37,576

End of period	$44,713	$37,120

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

        The Company performs construction services in two business segments: Transmission and Distribution ("T&D"), and Commercial and Industrial ("C&I"). T&D customers include electric utilities, cooperatives and municipalities nationwide. The Company provides a broad range of services, which includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. The Company also provides C&I electrical contracting services to facility owners and general contractors in the western United States.

2. Basis of Presentation

Interim Consolidated Financial Information

        The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and pursuant to the rules and regulations of the SEC. Certain information and note disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with these rules and regulations. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial condition of the Company as of March 31, 2011, and the results of operations, and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the full year or the results for any future periods. The consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2010, included in the Company's annual report on Form 10-K.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The most significant estimates are related to the accounts receivable reserve, estimates to complete on contracts, insurance reserves, the valuation allowance on deferred taxes, recoverability of goodwill and intangibles, and estimates surrounding stock-based compensation. Actual results could differ from these estimates.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

2. Basis of Presentation (Continued)

Recently Issued Accounting Pronouncements

        Typically, changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates ("ASU's") to the FASB's Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASU's. The Company, based on its assessment, determined that any recent ASU's not listed below are either not applicable to the Company or have minimal impact on our consolidated financial statements.

        In January 2010, the FASB issued ASU No. 2010-06 to ASC 820 which required new disclosures and clarified existing disclosures about fair value measurement. Specifically, this update amends ASC 820 to now require: (a) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers; and (b) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, this update clarifies the requirements of the following existing disclosures: (a) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (b) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This update became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which became effective for interim and reporting periods beginning after December 15, 2010. The adoption of this standard modification did not have an impact on the Company's consolidated financial condition, results of operations or cash flows, and there were no material impacts to the Company's financial statement disclosures.

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

        As of March 31, 2011, the carrying value of cash and cash equivalents, accounts receivable and payable, accrued liabilities, and certain other financial assets and liabilities approximated fair value due to the short maturities of these instruments.

        As of March 31, 2011, the Company held cash equivalents that were subject to the disclosure requirements of the fair value accounting guidance. These items included money market funds held in deposit at a national bank and short-term certificates of deposit held on account under the Certificate of Deposit Account Registry Services (CDARS) program. The combined net carrying value of the Company's cash equivalents was $25,076, which was equal to the fair value at March 31, 2011 based

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

3. Fair Value Measurements (Continued)

upon Level 1 inputs. The reduction from the December 31, 2010 net carrying value of $45,342 was primarily due to $20,000 in prepayments made on the Company's term loan.

        The carrying amount reported in the consolidated balance sheet as of March 31, 2011 for long-term debt was $10,000. The reduction from the December 31, 2010 carrying amount of $30,000 was due to prepayments made on the Company's term loan. Using a discounted cash flow technique that incorporates a market interest rate adjusted for risk profile based upon Level 3 inputs, the Company estimated the fair value of its debt to be $9,895 at March 31, 2011.

4. Supplemental Cash Flows

        Supplemental disclosures of cash flow information are as follows:

	Three months ended March 31,
	2011	2010
Cash paid during the period for:
Income taxes	$288	$1,365
Interest expense	168	183
Noncash investing activities:
Acquisition of property and equipment for which payment was pending	1,846	211

        As of March 31, 2011, the Company had recorded additional property and equipment of approximately $1,846 for which payment was pending. As of December 31, 2010, the Company had purchased $3,349 of property and equipment for which payment was pending, all of which was paid during the three months ended March 31, 2011.

5. Contracts in Process

        The net asset (liability) position for contracts in process consisted of the following:

	March 31, 2011	December 31, 2010
Costs incurred on uncompleted contracts	$869,146	$810,463
Estimated earnings	101,322	92,102

	970,468	902,565
Less: Billings to date	977,883	918,771

	$(7,415)	$(16,206)

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

5. Contracts in Process (Continued)

        The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	March 31, 2011	December 31, 2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$35,410	$29,299
Billings in excess of costs and estimated earnings on uncompleted contracts	(42,825)	(45,505)

	$(7,415)	$(16,206)

6. Income Taxes

        The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rates for the three months ended March 31, 2011 and 2010 was principally due to state income taxes.

        The Company had approximately $672 and $612 of total unrecognized tax benefits as of March 31, 2011 and December 31, 2010, respectively, which was included in other liabilities in the accompanying consolidated balance sheets. For the three months ended March 31, 2011, the Company recorded an additional $60 in unrecognized tax benefits related to the net activity of current and prior year positions.

        The Company's policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense as a result of the unrecognized tax benefits was an expense of $34 and a benefit of $2, for the three months ended March 31, 2011 and 2010, respectively.

        The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for certain open tax years (2009 and 2010), and by various state authorities for the years 2006 through 2010.

7. Commitments and Contingencies

Letters of Credit

        At both March 31, 2011 and December 31, 2010, the Company had one outstanding irrevocable standby letter of credit totaling $15,000 related to the Company's payment obligation under its insurance programs.

Leases

        The Company leases real estate and construction and office equipment under operating leases with terms ranging from one to five years. As of March 31, 2011, future minimum lease payments for these operating leases were as follows: $4,834 for the remainder of 2011, $4,232 for 2012, $1,797 for 2013, $548 for 2014, and $106 for 2015.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

7. Commitments and Contingencies (Continued)

        The Company has guaranteed the residual value of the underlying assets under certain equipment operating leases at the date of termination of such leases. The Company has agreed to pay any differences between this residual value and the fair market value of each underlying asset as of the lease termination date. As of March 31, 2011, the maximum guaranteed residual value was approximately $552. The Company does not believe that significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future payments will not be required.

Purchase Commitments for Construction Equipment

        As of March 31, 2011, the Company has approximately $9,450 in outstanding purchase orders for certain construction equipment with cash outlay requirements scheduled to occur in the second quarter.

Employment Agreements

        As of December 31, 2009, the Company had recorded a contingent severance payment liability of approximately $1,628 related to the employment agreements it entered into with six executive officers in December 2007. The liability represented the amount the named executive officers would have been eligible to receive under the terms of the employment agreements if they were to voluntarily terminate employment without "good reason" (as defined in the employment agreements.) In March 2010, the Company amended and restated the employment agreements, and, among other things, removed the provision for severance pay that would have been payable upon a voluntary termination without good reason. The revised severance pay provisions in the employment agreements are all under the employer's control. As a result, the Company eliminated the $1,628 liability related to this provision. The benefit of reversing this liability was included as a reduction to selling, general and administrative expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2010.

Surety Bonds

        In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company has indemnified its sureties for any expenses paid out under these performance bonds. As of March 31, 2011, the total amount of outstanding performance bonds was approximately $818,500, and the estimated cost to complete these bonded projects was approximately $408,751.

Collective bargaining agreements

        Many of the Company's subsidiaries' field labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from one or more multi-employer pension plans or if the plans were to otherwise become underfunded, the subsidiary could be assessed liabilities for additional contributions related to the underfunding of these plans. Although the Company has been informed that several of the multi-employer pension plans to which our subsidiaries contribute have been labeled with a "critical" status, the Company is not aware of any potential significant liabilities related to this issue.

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

8. Stock-Based Compensation

        The Company maintains two award plans under which stock-based compensation has been granted, the 2006 Stock Option Plan (the "2006 Plan") and the 2007 Long-Term Incentive Plan (the "LTIP"). Upon the adoption of the LTIP, which was approved by the Company's shareholders, awards were no longer granted under the 2006 Plan. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, or (i) any combination of such awards.

Stock Options

        On March 24, 2011, the Company granted options to purchase 90,080 shares of the Company's common stock to various employees, including the Company's executive officers. The grant date fair value of these options, using the Black-Scholes-Merton option-pricing model, was approximately $11.88 per share. These options will vest ratably over a three-year period. The Company issued 65,873 new shares to option holders upon the exercise of vested stock options in the three months ended March 31, 2011. Total intrinsic value of options exercised was $1,060 for the three months ended March 31, 2011.

Restricted Stock

        On March 24, 2011, the Company granted restricted stock awards covering 41,230 shares of common stock to various employees, including the Company's executive officers, and 17,367 shares of

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

8. Stock-Based Compensation (Continued)

common stock to eligible members of the Board of Directors. The grant date fair value of the restricted stock was $24.18, which was equal to the closing market price of the Company's common stock on the date of grant. Also on March 24, 2011, a total of 11,128 shares of restricted stock from a prior grant became vested and taxable to the individual holder of the restricted stock awards. The Company repurchased 3,310 shares at $24.18 per share for a total cost of $80. These shares were repurchased to settle shares withheld for taxes due by holders of the restricted stock awards. The Company's repurchases of shares of common stock are recorded at cost and result in a reduction of stockholders' equity.

Performance Awards

        On March 24, 2011, the Company granted performance stock awards covering 34,179 shares of common stock, at target level, to certain key management personnel, including the Company's executive officers. The grant date fair value of the performance stock awards was $24.18, which was equal to the closing market price of the Company's common stock on the date of grant. The performance stock awards will cliff vest on the third anniversary of the performance period, subject to the achievement of certain specified levels of the Company's average return-on-equity ("ROE") over the performance period.

Stock-Compensation Expense

        The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. Stock-based compensation cost is adjusted for changes in estimated and actual forfeitures and also for changes in estimated performance shares that will be earned. The Company recognized stock-based compensation expense of approximately $348 and $424 for the three months ended March 31, 2011 and 2010, respectively, which was included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Stock-based compensation expense for the three months ended March 31, 2011 included a net reduction in expense of $162 for a change in the estimated forfeiture rates for the various awards and a change in the estimated number of performance shares that are expected to be earned. As of March 31, 2011, there was approximately $5,246 of total unrecognized stock-based compensation cost related to awards granted under the LTIP, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

9. Segment Information

        The information in the following table was derived from internal financial reports used for corporate management purposes:

	Three months ended March 31,
	2011	2010
Contract revenues:
T&D	$118,025	$102,834
C&I	32,269	46,055

	$150,294	$148,889

Operating income (loss):
T&D	$13,543	$6,123
C&I	852	2,214
General Corporate	(6,772)	(3,626)

	$7,623	$4,711

10. Earnings Per Share

        Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share is computed similarly, except that it reflects the potential dilutive impact that would occur if dilutive securities were exercised into common shares.

        The Company has issued restricted stock awards which vest over a service period that ranges from three to five years. These awards contain non-forfeitable rights to dividends or dividend equivalents. Awards containing such rights that are unvested are considered to be participating securities and would be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, earnings are allocated between the Company's common stockholders and participating securities. The application of the two-class method during the three months ended March 31, 2011 and 2010 did not have a material impact on the earnings per share calculation.

        The weighted average number of common shares used to compute basic and diluted net income per share was as follows:

	Three months ended March 31,
	2011	2010
Weighted average basic common shares outstanding	19,983,115	19,821,127
Potential common shares arising from stock options and restricted stock	951,180	912,160

Weighted average diluted common shares outstanding	20,934,295	20,733,287

        For the three months ended March 31, 2011 and 2010, potential common shares related to the assumed exercise of 90,080 and 106,912 stock options, respectively, were excluded from the diluted

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in thousands, except share and per share data)

10. Earnings Per Share (Continued)

earnings per share calculation because the exercise price of those options was greater than the average market price of the common shares (anti-dilutive). For the three months ended March 31, 2011 and 2010, potential common shares related to the unvested portion of performance awards of 59,755 and 40,741, respectively, were excluded from the denominator of the diluted earnings per share calculation as either the underlying performance obligation was not met as of the end of those periods or the inclusion would have been anti-dilutive for the applicable three-month period. For the three months ended March 31, 2010, 40,741 potential common shares related to the unvested portion of restricted stock were excluded from the denominator of the diluted earnings per share calculation as the inclusion would have been anti-dilutive for the three-month period.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion should be read in conjunction with the accompanying consolidated financial statements as of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011 and 2010, and with our annual report on Form 10-K for the year ended December 31, 2010 (the "2010 Annual Report"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed herein under the captions labeled "Cautionary Statement Concerning Forward-Looking Statements and Information" and "Risk Factors," as well as in the 2010 Annual Report. We assume no obligation to update any of these forward-looking statements.

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

        Our results have been driven primarily by successful bids for, and execution of, large projects, our ability to capitalize on increased infrastructure spending in our markets and the breadth of our customer base. We believe our centralized fleet and skilled workforce provide us with a competitive advantage as planned increased spending in the transmission infrastructure market could result in an increase in demand for a limited supply of specialized equipment and labor. We expect to grow our business organically, as well as through selectively considered strategic acquisitions that may improve our competitive position within our existing markets, expand our geographic footprint or strengthen our fleet.

        Our business is directly impacted by the level of spending on transmission and distribution infrastructure throughout the United States and the level of commercial and industrial activity. We believe that the recent economic conditions in the United States have caused some of our customers in certain areas of our business to reduce or delay their capital spending programs, and, as a result, competition has increased for the projects available for us to bid. The timing of the work on large project awards is subject to regulatory approvals, permitting, right-of-way acquisitions, financing, engineering, material procurement and other factors.

        We had consolidated revenues, for the three months ended March 31, 2011, of $150.3 million, of which 78.5% was attributable to our T&D customers and 21.5% was attributable to our C&I customers. For the three months ended March 31, 2011 our net income and EBITDA(1) were $4.5 million and $11.9 million, respectively, compared to $2.8 million and $8.7 million, respectively, for the three months ended March 31, 2010.

(1)
EBITDA, a performance measure used by management, is defined as net income plus: interest income and expense, provision for income taxes and depreciation and amortization, as shown in the following table. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from the presentation of, EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company's operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired.

  Using EBITDA as a performance measure has material limitations as compared to net income, or other financial measures as defined under U.S. GAAP as it excludes certain recurring items which may be meaningful to investors. EBITDA excludes interest expense or interest income; however, as we have borrowed money in order to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are a necessary element of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense, interest income, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net income in each period, so as to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after tax basis. Using both EBITDA and net income to evaluate the business allows management and investors to (a) assess our relative performance against our competitors, and (b) monitor our capacity to generate returns for our stockholders.

  The following table provides a reconciliation of net income to EBITDA:

	Three months ended March 31,
(dollars in thousands)	2011	2010
Reconciliation of Net Income to EBITDA:
Net Income	$4,500	$2,780
Add:
Interest expense (income), net	181	192
Provision for income taxes	2,920	1,709
Depreciation & amortization	4,331	4,024

EBITDA	$11,932	$8,705

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

  The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Three months ended March 31,
(dollars in thousands)	2011	2010
Reconciliation of EBITDA to Net Cash Flows
Provided By Operating Activities:
EBITDA	$11,932	$8,705
Add/(subtract):
Interest income (expense), net	(181)	(192)
Provision for income taxes	(2,920)	(1,709)
Depreciation & amortization	(4,331)	(4,024)
Adjustments to reconcile net income to net cash flows provided by operating activities	4,483	4,263
Changes in operating assets and liabilities	4,811	(6,410)

Net cash flows provided by operating activities	$13,794	$633

Backlog

        We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as "backlog." We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. A client's intention to award the Company work is not counted as backlog unless there is an actual award to perform a specific scope of work. For our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, our projected revenue for a three-month period is included in the calculation of backlog, regardless of the duration of the contract, which typically exceeds such three-month period. These types of contracts are generally awarded as part of master service agreements ("MSAs") that typically have a one- to three-year duration from execution. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to generate in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator.

        Certain projects that we undertake are not completed in one accounting period. Revenue on construction contracts is recorded based upon the percentage-of-completion accounting method determined by the ratio of costs incurred to date on the contracts (excluding uninstalled direct materials) to management's estimates of total contract costs. Projected losses are provided for in their entirety when identified. There can be no assurance as to the accuracy of our customers' requirements or of our estimates of existing and future needs under MSAs, or of the values of our cost or time-dependent contracts and, therefore, our current backlog may not be realized as part of our future revenues.

        Subject to the foregoing discussions, the following table summarizes the amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months (dollars in thousands):

	Backlog at March 31, 2011
	Total	Amount estimated to not be recognized within 12 months of March 31, 2011	Total Backlog at March 31, 2010
T&D	$523,737	$233,476	$142,900
C&I	$80,196	$17,128	$56,600

	$603,933	$250,604	$199,500

        Changes in backlog from period to period are primarily the result of fluctuations in the timing and revenue recognition of contracts. The increase in backlog from the first quarter of 2010 was primarily related to several large contracts that were awarded within our T&D segment late in 2010 and in the first quarter of 2011.

Project Bonding Requirements

        Approximately 24.1% and 30.5% of our business by revenue, for the three-month periods ended March 31, 2011 and 2010, respectively, required surety bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the surety bonds. As of

March 31, 2011, we had approximately $818.5 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $408.8 million as of March 31, 2011. As of March 31, 2011, the total amount of bonded backlog was approximately $454.9 million, which represented approximately 75.3% of our backlog.

Consolidated Results of Operations

        The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the period indicated:

	Three months ended March 31,
	2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues	$150,294	100.0%	$148,889	100.0%
Contract costs	128,705	85.6	133,720	89.8

Gross profit	21,589	14.4	15,169	10.2
Selling, general and administrative expenses	13,953	9.3	10,564	7.1
Amortization of intangible assets	84	0.1	84	0.1
Gain on sale of property and equipment	(71)	(0.1)	(190)	(0.2)

Income from operations	7,623	5.1	4,711	3.2
Other income (expense)
Interest income	29	—	11	—
Interest expense	(210)	(0.2)	(203)	(0.2)
Other, net	(22)	—	(30)	—

Income before provision for income taxes	7,420	4.9	4,489	3.0
Income tax expense	2,920	1.9	1,709	1.1

Net income	$4,500	3.0%	$2,780	1.9%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

        Revenues.    Revenues increased $1.4 million, or 0.9%, to $150.3 million for the three months ended March 31, 2011 from $148.9 million for the three months ended March 31, 2010. The majority of the increase in revenues was the result of an increase in revenues from several medium-sized T&D projects (between $3.0 million and $10.0 million in contract value), which was substantially offset by a decrease in revenues from a few large C&I projects (greater than $10.0 million in contract value).

        Gross profit.    Gross profit increased $6.4 million, or 42.3%, to $21.6 million for the three months ended March 31, 2011 from $15.2 million for the three months ended March 31, 2010. As a percentage of overall revenues, gross margin increased to 14.4% for the three months ended March 31, 2011 from 10.2% for the three months ended March 31, 2010. The increase in gross profit as a percentage of revenues was mainly attributable to an overall increase in contract margins on a few large transmission projects (greater than $10.0 million in contract value) of approximately $5.8 million as a result of increased productivity levels, cost efficiencies, added work and effective contract management. These large projects, which generated above-normal margins in the current period, will be substantially completed in the second quarter. Gross profit also increased by approximately $1.2 million on T&D projects with contract values less than $10 million, which was mostly offset by a decrease in gross profit on C&I projects with contract values less than $10 million.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased approximately $3.4 million, or 32.1%, to $14.0 million for the three months ended March 31, 2011 from $10.6 million for the three months ended March 31, 2010. The increase was primarily due to an overall increase in profit sharing and other employee-related compensation and benefit costs in the first quarter of 2011 coupled with the first quarter 2010 one-time elimination of a $1.6 million severance liability as a result of amending the employment agreements of our six executive officers. As a percentage of revenues, these expenses increased to 9.3% for the three months ended March 31, 2011 from 7.1% for the three months ended March 31, 2010.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment decreased $0.1 million to $0.1 million for the three months ended March 31, 2011 from $0.2 million for the three months ended March 31, 2010. Gains from the sale of property and equipment are the result of routine sales of property and equipment that are no longer useful or valuable to our ongoing operations.

        Interest income.    Interest income increased slightly for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to an increase in the amount of our average daily cash balance.

        Interest expense.    Interest expense remained consistent between the three-month periods ended March 31, 2011 and 2010. Increased interest expense from higher interest rates and an increase in the amount estimated to be payable to the IRS for interest computed under the IRS's look-back method for completed long-term contracts mostly offset the interest expense decrease realized from the reduction in the balance of our term loan during the three months ending March 31, 2011.

        Provision for income taxes.    The provision for income taxes was $2.9 million for the three months ended March 31, 2011, with an effective tax rate of 39.4%, compared to a provision of $1.7 million for the three months ended March 31, 2010, with an effective tax rate of 38.1%. The increase in our overall effective tax rate for the three months ended March 31, 2011 was mainly due to an increase in the accrual for uncertain tax positions.

        Net income.    Net income for the three months ended March 31, 2011 was $4.5 million compared to net income for the three months ended March 31, 2010 of $2.8 million.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three months ended March 31,
	2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$118,025	78.5%	$102,834	69.1%
Commercial & Industrial	32,269	21.5	46,055	30.9

Total	$150,294	100.0	$148,889	100.0

Operating income (loss):
Transmission & Distribution	$13,543	11.5	$6,123	6.0
Commercial & Industrial	852	2.6	2,214	4.8

Total	14,395	9.6	8,337	5.6
Corporate	(6,772)	(4.5)	(3,626)	(2.4)

Consolidated	$7,623	5.1%	$4,711	3.2%

Transmission & Distribution

        Revenues for our T&D segment for the three months ended March 31, 2011 were $118.0 million compared to $102.8 million for the three months ended March 31, 2010, an increase of $15.2 million or 14.8%. The increase in revenues was mostly the result of an increase in revenues from several medium-sized T&D projects.

        Revenues from transmission projects represented 68.2% and 61.4% of T&D segment revenue for the three months ended March 31, 2011 and 2010, respectively. Additionally, for the three months ended March 31, 2011, measured by revenue in our T&D segment, we provided 34.1% of our T&D services under fixed-price contracts, as compared to 22.0% for the three months ended March 31, 2010.

        Operating income for our T&D segment for the three months ended March 31, 2011 was $13.5 million compared to $6.1 million for the three months ended March 31, 2010, an increase of approximately $7.4 million, or 121.2%. As a percentage of revenues, operating income for our T&D segment increased to 11.5% for the three months ended March 31, 2011 from 6.0% for the three months ended March 31, 2010. The increase in operating income, as a percentage of revenues, was mostly attributable to an overall increase in margins on a few large transmission contracts of approximately $5.8 million as a result of increased productivity levels, cost efficiencies, added work and effective contract management. These large projects, which generated above-normal margins in the current period, will be substantially completed in the second quarter. In addition, contract margins on several medium-sized T&D projects improved in the current period by approximately $0.9 million.

Commercial & Industrial

        Revenues for our C&I segment for the three months ended March 31, 2011 were $32.3 million compared to $46.1 million for the three months ended March 31, 2010, a decrease of $13.8 million or 29.9%. The decrease in revenues was mainly due to fewer large projects being in production in the first quarter of 2011 as compared to the first quarter of 2010, which was caused by an increase in the competition for the limited large projects available in the market.

        For the three months ended March 31, 2011, measured by revenue in our C&I segment, we provided 49.1% of our services under fixed-price contracts, as compared to 25.4% for the three months ended March 31, 2010.

        Operating income for our C&I segment for the three months ended March 31, 2011 was $0.9 million compared to $2.2 million for the three months ended March 31, 2010, a decrease of $1.4 million, or 61.5%. As a percentage of revenues, operating income for our C&I segment decreased to 2.6% for the three months ended March 31, 2011 from 4.8% for the three months ended March 31, 2010. The decrease in operating income, as a percentage of revenues, in the C&I segment was mainly attributable to an overall reduction in margins on projects with contract values less than $10 million, of approximately $1.2 million. This decrease was mostly the result of lower overall margins due to pricing pressures over the past year, as well as lower productivity levels on a few projects. The margin decrease was partially offset by an increase in margins on a few large projects.

Liquidity and Capital Resources

        As of March 31, 2011, we had cash and cash equivalents of $44.7 million, positive working capital of $64.5 million and long-term liabilities in the amount of $28.7 million, which consisted primarily of the long-term portion of our term loan facility, deferred income taxes and FIN 48 liabilities. We also had a $15.0 million letter of credit outstanding under the 2007 Credit Agreement (the "Credit Agreement"). During the three months ended March 31, 2011, consolidated operating activities of our business resulted in net cash flow from operations of $13.8 million compared to $0.6 million for the three months ended March 31, 2010. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide our customers and working capital changes. We used net cash in investing activities of $12.2 million, substantially all of which was used for capital expenditures in our T&D segment. We used net cash for financing activities of $19.6 million, primarily for $20.0 million in prepayments on our term loan, partially offset by $ 0.5 million net cash received from the exercise of stock options and the related tax benefits.

        The changes in various consolidated balance sheet accounts (such as: accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts) are due to normal timing fluctuations in our operating activities. In particular, the gross amount of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts provided cash of $0.7 million during the three months ended March 31, 2011, compared to using cash of $3.4 million in the three months ended March 31, 2010.

        We anticipate that our cash and cash equivalents on hand, our $60.0 million borrowing availability under the Credit Agreement, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures. We expect that our capital spending in 2011 will be higher than our 2010 capital spending, in part to satisfy equipment needs related to the commencement of several large projects. Although we believe that we have adequate cash and availability under our credit facility to meet these needs, our involvement in large-scale initiatives to rebuild the United States electric power grid may require additional working capital, depending upon the size and duration of the project and the financial terms of the underlying agreement.

Debt Instruments

        On August 31, 2007, we entered into an agreement for a $125.0 million senior secured credit facility which provides for a $75.0 million revolving credit line (which may be increased or decreased in accordance with the terms of the related credit agreement) and a $50.0 million term loan facility. At our option, borrowings under the Credit Agreement bear interest at either (1) the greater of a prime rate or the federal funds rate plus a spread based upon our leverage ratio or (2) an adjusted London Interbank Offered Rate ("LIBOR") plus a spread based upon our leverage ratio. There were $10.0 million of borrowings outstanding under the facility accruing interest at 1.3125% (which was equal to an adjusted one-month LIBOR plus a spread of 1.0%) as of March 31, 2011. As of March 31, 2011, we had a $15.0 million letter of credit outstanding, which reduced our borrowing capacity under the revolving credit line. The Credit Agreement expires on August 31, 2012. We had $60.0 million available under the Credit Agreement as of March 31, 2011.

        The terms of the Credit Agreement require, among other things, that we adhere to a maximum leverage ratio and maintain a minimum EBITDA-based interest coverage ratio, both of which are defined under the Credit Agreement and determined on a rolling four consecutive quarter basis. The EBITDA-based interest coverage ratio covenant requires us to have a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. We are also required to have a leverage ratio of no more than 3.0 to 1.0. As of March 31, 2011, our interest coverage ratio was in excess of 43.0 to 1.0 and our leverage ratio was less than 1.0 to 1.0, both within the required covenant levels permitted under the Credit Agreement.

        The Credit Agreement also includes other specific limits or restrictions on additional indebtedness, liens and capital expenditure activity. Our obligations under the Credit Agreement are secured by a lien on all of our property (including the capital stock of our subsidiaries) other than any property subject to a certificate of title, subject to a lease or similar interest and our real property and fixtures. As of March 31, 2011, we were in compliance with all applicable debt covenants.

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

Leases

        We enter into non-cancelable operating leases for some of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease.

        We have guaranteed the residual value of the underlying assets under certain of our equipment operating leases at the date of termination of such leases. We have agreed to pay any difference between this residual value and the fair market value of each underlying asset as of the lease termination date. As of March 31, 2011, the maximum guaranteed residual value was approximately $0.6 million. We believe that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

        We typically have purchase options on the equipment underlying our long-term operating leases and many of our short-term rental arrangements. We continue to exercise many of these purchase options as the need for equipment is on-going and the purchase option price is attractive.

Purchase Commitments for Construction Equipment

        As of March 31, 2011, we had approximately $9.5 million in outstanding purchase orders for certain construction equipment to be paid with the cash outlay scheduled to occur in the second quarter.

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

        As of March 31, 2011, we had a $15.0 million letter of credit outstanding under the Credit Agreement primarily to secure obligations under our casualty insurance program.

Surety Bonds

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of March 31, 2011, an aggregate of approximately $818.5 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $408.8 million as of March 31, 2011.

Concentration of Credit Risk

        We grant trade credit under normal payment terms, generally without collateral, to our customers, which include electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2011, one customer represented approximately 25.5% of total consolidated accounts receivable (excluding the impact of allowance for doubtful accounts). No other customer represented more than 10.0% of our total consolidated accounts receivable as of March 31, 2011. For the three months ended March 31, 2011, revenues from two of our customers individually exceeded 10.0% of our total consolidated revenues, with combined revenues from the two accounting for approximately 26.9% of our total consolidated revenues. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

New Accounting Pronouncements

        For a discussion regarding new accounting pronouncements, please refer to Note 2. "Basis of Presentation—Recently Issued Accounting Pronouncements" in the accompanying Notes to Consolidated Financial Statements.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" included in the 2010 Annual Report.

Cautionary Statement Concerning Forward-Looking Statements and Information

        We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.

        Various statements contained in this quarterly report on Form 10-Q are forward-looking statements, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenue, income and capital spending. Our forward-looking statements are generally accompanied by words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "objective," "outlook," "plan," "project," "possible," "potential," "should" or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this quarterly report on Form 10-Q. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed in Item 1A "Risk Factors" in our 2010 Annual Report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of March 31, 2011, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the three months ended March 31, 2011 and 2010, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

        Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, the federal funds rate and LIBOR. If we borrow additional amounts under the Credit Agreement, the interest rate on those borrowings will also be variable. If the prime rate, federal funds rate or LIBOR rise, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. As of March 31, 2011, we had $10 million of borrowings outstanding under the Credit Agreement. The Credit Agreement currently accrues annual interest at one-month LIBOR rates in effect at each month end plus a spread of 1.00%, based upon our current leverage ratio, as defined in the Credit Agreement. An increase or decrease of 0.125% in the interest rate would have the effect of changing our interest expense by $12,500 per year.

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

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the first quarter ended March 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For further discussion regarding legal proceedings, please refer to Note 7, "Commitments and Contingencies—Litigation and Other Legal Matters" in the accompanying Notes to Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

        As of the date of this filing, there have been no material changes to the risk factors previously discussed in Item 1A to our 2010 Annual Report. An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described in our 2010 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of our common stock and any investment in our company.

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

MYR GROUP INC. (Registrant)

May 9, 2011	/s/ MARCO A. MARTINEZ Vice President, Chief Financial Officer and Treasurer