Form 10-Q
period 2011-06-30
MYR GROUP INC.
filed 2011-08-09
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
Commission file number: 1-08325

MYR GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3158643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Continental Towers 1701 Golf Road, Suite 3-1012 Rolling Meadows, IL (Address of principal executive offices)	60008-4210 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of July 29, 2011 there were 20,400,939 outstanding shares of the registrant's $0.01 par value common stock.

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

i

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,409	$62,623
Accounts receivable, net of allowances of $824 and $947, respectively	99,742	107,172
Costs and estimated earnings in excess of billings on uncompleted contracts	54,479	29,299
Deferred income tax assets	10,544	10,544
Receivable for insurance claims in excess of deductibles	9,171	8,422
Refundable income taxes	2,198	2,144
Other current assets	2,928	3,719

Total current assets	214,471	223,923
Property and equipment, net of accumulated depreciation of $55,492 and $46,878, respectively	111,322	96,591
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $2,055 and $1,888, respectively	11,037	11,204
Other assets	1,384	1,831

Total assets	$384,813	$380,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,447	$41,309
Billings in excess of costs and estimated earnings on uncompleted contracts	41,953	45,505
Accrued self insurance	35,046	34,044
Other current liabilities	17,791	17,974

Total current liabilities	153,237	138,832
Long-term debt, net of current maturities	10,000	30,000
Deferred income tax liabilities	18,017	17,971
Other liabilities	611	636

Total liabilities	181,865	187,439

Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 20,213,045 and 20,007,081 shares issued and 20,209,735 and 20,007,081 outstanding at June 30, 2011 and December 31, 2010, respectively	201	200
Additional paid-in capital	147,250	145,149
Retained earnings	55,577	47,360
Treasury stock—3,310 and 0 shares, respectively	(80)	—

Total stockholders' equity	202,948	192,709

Total liabilities and stockholders' equity	$384,813	$380,148

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Contract revenues	$185,310	$140,285	$335,604	$289,174
Contract costs	165,771	123,572	294,476	257,292

Gross profit	19,539	16,713	41,128	31,882
Selling, general and administrative expenses	13,698	11,048	27,651	21,612
Amortization of intangible assets	83	83	167	167
Gain on sale of property and equipment	(229)	(256)	(300)	(446)

Income from operations	5,987	5,838	13,610	10,549
Other income (expense)
Interest income	14	12	43	23
Interest expense	(160)	(208)	(370)	(411)
Other, net	(10)	(53)	(32)	(83)

Income before provision for income taxes	5,831	5,589	13,251	10,078
Income tax expense	2,114	2,236	5,034	3,945

Net income	$3,717	$3,353	$8,217	$6,133

Income per common share:
—Basic	$0.19	$0.17	$0.41	$0.31
—Diluted	$0.18	$0.16	$0.39	$0.30
Weighted average number of common shares and potential common shares outstanding:
—Basic	20,059	19,868	20,021	19,844
—Diluted	20,978	20,791	20,956	20,761

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cash flows from operating activities:
Net income	$3,717	$3,353	$8,217	$6,133
Adjustments to reconcile net income to net cash flows provided by operating activities—
Depreciation and amortization of property and equipment	4,567	3,809	8,814	7,749
Amortization of intangible assets	83	83	167	167
Stock-based compensation expense	606	392	954	816
Excess tax benefit from stock-based awards	(275)	(132)	(444)	(148)
Deferred income taxes	46	—	46	—
Gain on sale of property and equipment	(229)	(256)	(300)	(446)
Other non-cash items	17	21	61	42
Changes in operating assets and liabilities
Accounts receivable, net	(7,886)	(5,779)	7,430	8,522
Costs and estimated earnings in excess of billings on uncompleted contracts	(19,069)	2,081	(25,180)	928
Receivable for insurance claims in excess of deductibles	(786)	57	(749)	(313)
Other assets	(1,674)	1,364	1,567	1,905
Accounts payable	22,273	4,059	16,417	(5,485)
Billings in excess of costs and estimated earnings on uncompleted contracts	(872)	5,102	(3,552)	(1,887)
Accrued self insurance	913	676	1,002	971
Other liabilities	(983)	(2,060)	(208)	(5,551)

Net cash flows provided by operating activities	448	12,770	14,242	13,403

Cash flows from investing activities:
Proceeds from sale of property and equipment	229	281	300	471
Purchases of property and equipment	(10,601)	(5,750)	(22,824)	(7,132)

Net cash flows used in investing activities	(10,372)	(5,469)	(22,524)	(6,661)

Cash flows from financing activities:
Payments on term loan	—	—	(20,000)	—
Payments of capital lease obligations	—	(16)	—	(32)
Employee stock option transactions	300	403	659	506
Excess tax benefit from stock-based awards	275	132	444	148
Purchase of Treasury stock	—	—	(80)	—
Other financing activities	45	—	45	—

Net cash flows provided by (used in) financing activities	620	519	(18,932)	622

Net increase (decrease) in cash and cash equivalents	(9,304)	7,820	(27,214)	7,364
Cash and cash equivalents:
Beginning of period	44,713	37,120	62,623	37,576

End of period	$35,409	$44,940	$35,409	$44,940

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business, Basis of Presentation

Organization

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

Business

        The Company performs construction services in two business segments: Transmission and Distribution ("T&D"), and Commercial and Industrial ("C&I"). T&D customers include electric utilities, private developers, cooperatives, municipalities and other transmission owners nationwide. The Company provides a broad range of services, which includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. The Company also provides C&I electrical contracting services to facility owners and general contractors in the western United States.

Interim Consolidated Financial Information

        The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and pursuant to the rules and regulations of the SEC. Certain information and note disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with these rules and regulations. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial condition of the Company as of June 30, 2011, and the results of operations, and cash flows for the three and six months ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the full year or the results for any future periods. The consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2010, included in the Company's annual report on Form 10-K.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The most significant estimates are related to estimates to complete on contracts, insurance reserves, accounts receivable reserves, the recoverability of goodwill and intangibles, and estimates surrounding stock-based compensation. Actual results could differ from these estimates.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization, Business, Basis of Presentation (Continued)

Recently Issued Accounting Pronouncements

        Typically, changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates ("ASUs") to the FASB's Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. The Company, based on its assessment, determined that any recent ASUs not listed below are either not applicable to the Company or have minimal impact on our consolidated financial statements.

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

2. Fair Value Measurements

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

        As of June 30, 2011, the carrying value of cash and cash equivalents, accounts receivable and payable, accrued liabilities, and certain other financial assets and liabilities approximated fair value due to the short maturities of these instruments.

        As of June 30, 2011, the Company held cash of $24.8 million. The Company also held cash equivalents in money market funds that were subject to the disclosure requirements of the fair value accounting guidance. The net carrying value of the Company's cash equivalents was $10.6 million, which was equal to the fair value at June 30, 2011 based upon Level 1 inputs.

        The carrying amount reported in the consolidated balance sheet as of June 30, 2011 for long-term debt was $10.0 million. Using a discounted cash flow technique that incorporates a market interest rate

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Fair Value Measurements (Continued)

adjusted for risk profile based upon Level 3 inputs, the Company estimated the fair value of its debt to be $9.9 million at June 30, 2011.

3. Supplemental Cash Flows

        Supplemental disclosures of cash flow information are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010
Cash paid during the period for:
Income taxes	$4,323	$1,524	$4,611	$2,873
Interest expense	142	186	310	369
Noncash investing activities:
Acquisition of property and equipment for which payment was pending	4,069	1,171	4,069	1,171
Acquisition of property and equipment through like-kind exchange of similar assets	—	2,924	—	2,924

        As of June 30, 2011, the Company had recorded property and equipment of approximately $4.1 million for which payment was pending. As of December 31, 2010, the Company had purchased $3.3 million of property and equipment for which payment was pending, all of which was paid during the six months ended June 30, 2011.

4. Contracts in Process

        The net asset (liability) position for contracts in process consisted of the following:

(In thousands)	June 30, 2011	December 31, 2010
Costs incurred on uncompleted contracts	$932,906	$810,463
Estimated earnings	114,350	92,102

	1,047,256	902,565
Less: Billings to date	1,034,730	918,771

	$12,526	$(16,206)

        The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

(In thousands)	June 30, 2011	December 31, 2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$54,479	$29,299
Billings in excess of costs and estimated earnings on uncompleted contracts	(41,953)	(45,505)

	$12,526	$(16,206)

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Income Taxes

        The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rates for the three and six months ended June 30, 2011 and 2010 was principally due to state income taxes.

        The Company had approximately $0.6 million of total unrecognized tax benefits as of June 30, 2011 and December 31, 2010, which was included in other liabilities in the accompanying consolidated balance sheets.

        The Company's policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense as a result of the unrecognized tax benefits was a benefit of less than $0.1 million for both of the six-month periods ended June 30, 2011 and 2010.

        The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for certain open tax years (2009 and 2010), and by various state authorities for the years 2006 through 2010.

6. Commitments and Contingencies

Letters of Credit

        At both June 30, 2011 and December 31, 2010, the Company had one outstanding irrevocable standby letter of credit totaling $15.0 million related to the Company's payment obligation under its insurance programs.

Leases

        The Company leases real estate and construction and office equipment under operating leases with terms ranging from one to five years. As of June 30, 2011, future minimum lease payments for these operating leases were as follows: $3.2 million for the remainder of 2011, $4.4 million for 2012, $1.9 million for 2013, $0.6 million for 2014, and $0.1 million for 2015.

Purchase Commitments for Construction Equipment

        As of June 30, 2011, the Company has approximately $3.8 million in outstanding purchase orders for certain construction equipment with cash outlay requirements scheduled to occur in the third quarter.

Employment Agreements

        As of December 31, 2009, the Company had recorded a contingent severance payment liability of approximately $1.6 million related to the employment agreements it entered into with six executive officers in December 2007. The liability represented the amount the named executive officers would have been eligible to receive under the terms of the employment agreements if they were to voluntarily terminate employment without "good reason" (as defined in the employment agreements.) In March 2010, the Company amended and restated the employment agreements, and, among other things, removed the provision for severance pay that would have been payable upon a voluntary termination without good reason. The revised severance pay provisions in the employment agreements are all under the employer's control. As a result, the Company eliminated the $1.6 million liability related to this provision. The benefit of reversing this liability was included as a reduction to selling, general and

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies (Continued)

administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2010.

Surety Bonds

        In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company has indemnified its sureties for any expenses paid out under these performance bonds. As of June 30, 2011, the total original face value amount of outstanding performance bonds was approximately $786.1 million of which approximately $422.4 million was not yet complete and unrecognized in revenue.

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

7. Stock-Based Compensation

        The Company maintains two award plans under which stock-based compensation has been granted, the 2006 Stock Option Plan (the "2006 Plan") and the 2007 Long-Term Incentive Plan (the "LTIP"). Upon the adoption of the LTIP awards were no longer granted under the 2006 Plan. The LTIP

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-Based Compensation (Continued)

provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, or (i) any combination of such awards.

Stock Options

        During the six months ended June 30, 2011, the Company granted options to purchase 90,080 shares of the Company's common stock to various employees, including the Company's named executive officers. The grant date fair value of these options, using the Black-Scholes-Merton option-pricing model, was approximately $11.88 per share. These options vest ratably, on an annual basis, over a three-year period. During the six months ended June 30, 2011, employees exercised 140,049 options. Total intrinsic value of options exercised was $2.5 million for the six months ended June 30, 2011.

Restricted Stock

        During the six months ended June 30, 2011, the Company granted restricted stock awards covering 47,918 shares of common stock to various employees, including the Company's named executive officers, and 17,367 shares of common stock to eligible members of the Board of Directors. The restricted stock awards granted to employees vest as follows: 41,230 shares vest ratably, on an annual basis, over a five-year period beginning on March 24, 2012, and 6,688 shares cliff vest on May 12, 2016. The restricted stock awards granted to the eligible members of the Board of Directors vest ratably, on an annual basis, over a three-year period. The grant date fair value of the restricted stock was as follows: $24.18 for 58,597 shares and $24.67 for 6,688 shares, which was equal to the closing market price of the Company's common stock on the date of grant. On March 24, 2011, a total of 11,128 shares of restricted stock from a prior grant vested.

Performance Awards

        During the six months ended June 30, 2011, the Company granted performance stock awards covering 34,179 shares of common stock, at target level, to certain key management personnel, including the Company's named executive officers. The grant date fair value of the performance stock awards was $24.18, which was equal to the closing market price of the Company's common stock on the date of grant. The performance stock awards will cliff vest on December 31, 2013, subject to the achievement of certain specified levels of the Company's average return-on-equity ("ROE") over the performance period.

Stock-Compensation Expense

        The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. Stock-based compensation cost is adjusted for changes in estimated and actual forfeitures and also for changes in estimated performance shares that will be earned. The Company recognized stock-based compensation expense of approximately $1.0 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively, in selling, general and administrative expenses. Stock-based compensation expense for the six months ended June 30, 2011 included a net reduction in expense of $0.2 million related to a change in the estimated forfeiture rates for the various awards and a change in the estimated number of performance shares that are expected to be earned. As of June 30, 2011, there was approximately $4.8 million of total unrecognized stock-based compensation

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-Based Compensation (Continued)

cost related to awards granted under the LTIP, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Retainer Share Election Program

        Each of the Company's independent directors receives a retainer to be paid annually in cash, unless the director chooses to receive a portion of the retainer in the form of common stock. For the six months ended June 30, 2011, a total of 1,843 shares of the Company's stock, valued at approximately $45,000, was issued to directors of the Company who elected to receive stock in lieu of cash. The fair value of the stock issued was $24.67 per share, which was equal to the closing market price of the Company's common stock on May 12, 2011, the date of issuance.

8. Segment Information

        The information in the following table was derived from internal financial reports used for corporate management purposes:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010
Contract revenues:
T&D	$139,662	$107,763	$257,687	$210,597
C&I	45,648	32,522	77,917	78,577

	$185,310	$140,285	$335,604	$289,174

Operating income (loss):
T&D	$11,832	$8,769	$25,375	$14,892
C&I	824	1,734	1,676	3,948
General Corporate	(6,669)	(4,665)	(13,441)	(8,291)

	$5,987	$5,838	$13,610	$10,549

9. Earnings Per Share

        Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share is computed similarly, except that it reflects the potential dilutive impact that would occur if dilutive securities were exercised into common shares.

        The Company has issued restricted stock awards which vest over a service period that ranges from three to five years. These awards contain rights to dividends or dividend equivalents. Awards containing such rights that are unvested are considered to be participating securities and would be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, earnings are allocated between the Company's common stockholders and participating securities. The application of the two-class method during the three and six months ended June 30, 2011 and 2010 did not have a material impact on the earnings per share calculation.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Earnings Per Share (Continued)

        The weighted average number of common shares used to compute basic and diluted net income per share was as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Weighted average basic common shares outstanding	20,058,503	19,867,530	20,021,018	19,844,457
Potential common shares arising from stock options and restricted stock	919,524	923,027	935,072	916,482

Weighted average diluted common shares outstanding	20,978,027	20,790,557	20,956,090	20,760,939

        For the three and six months ended June 30, 2011 and 2010, potential common shares related to the assumed exercise of 89,975 and 105,957 stock options, respectively, were excluded from the diluted earnings per share calculation because the exercise price of those options was greater than the average market price of the common shares (anti-dilutive). For the three months and six months ended June 30, 2011 and 2010, potential common shares related to the unvested portion of performance awards of 59,755 and 40,256, respectively, were excluded from the denominator of the diluted earnings per share calculation as either the underlying performance obligation was not met as of the end of those periods or the inclusion would have been anti-dilutive for the applicable period.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion should be read in conjunction with the accompanying consolidated financial statements as of June 30, 2011 and December 31, 2010, and for the three and six months ended June 30, 2011 and 2010, and with our annual report on Form 10-K for the year ended December 31, 2010 (the "2010 Annual Report"). In addition to historical information, this discussion contains forward-looking statements. Such statements are based on our current expectations and assumptions about future events, which are inherently subject to significant risks and uncertainties. See "Cautionary Statement Concerning Forward-Looking Statements and Information." We disclaim, and do not undertake, any obligation to update any of these forward-looking statements, except as required by applicable law or regulation.

Overview and Outlook

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

        Our results have been driven primarily by successful bids for, and execution of, large projects, our ability to capitalize on increased infrastructure spending in our markets and the breadth of our customer base. We believe our centralized fleet and skilled workforce will provide us with competitive advantages in the event that planned increased spending in the transmission infrastructure market results in an increase in demand for a limited supply of specialized equipment and labor. We expect to grow our business organically. We may also grow our business through selectively considered strategic acquisitions that may improve our competitive position within our existing markets, expand our geographic footprint or strengthen our fleet.

        The distribution business in our T&D segment and our C&I segment continue to operate in challenging business environments as many of our customers are being impacted by economic conditions. We believe that some of our customers continue to operate with reduced or delayed capital spending programs, and, as a result, competition has increased for the projects available for us to bid. In addition, we believe that the number of competitors in our industry has increased as some engineering, construction and general contractors, who historically have not competed with us, are now bidding on projects in our industry. We believe that we have a number of competitive advantages, including our skilled workforce, extensive centralized fleet, proven safety performance and reputation for timely completion of quality work that allow us to compete favorably in our markets.

        We have additional capacity and continue to bid new projects, both in our T&D and C&I segments. Bidding activity, which was very strong for large transmission projects in the second half of 2010 and early in 2011 has returned to a less intense pace. We expect the distribution and C&I businesses to remain soft for the rest of 2011.

        We expect to make aggregate capital expenditures of between $30 million and $40 million in 2011, much of which is for specialized fleet equipment and tooling to support the large transmission projects that we have been or may be awarded.

        We have been awarded several large transmission projects in the last nine months, but have recognized little revenue from those projects because the start of construction typically lags the award date and could be delayed by regulatory approvals, permitting, environmental issues, right-of-way acquisition, financing, engineering, material procurement and other factors. We expect that a high percentage of the revenue on those projects will be recognized subsequent to 2011. The majority of our revenue is recognized on a percentage-of-completion method of accounting, which is commonly used in the industry for fixed price contracts. The percentage-of-completion accounting method we use results in recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Changes in job performance, job conditions, estimated profitability, weather and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined. We record adjustments to estimated costs of contracts when we believe the change in estimate is probable and the amounts can be reasonably estimated. These adjustments could result in either increases or decreases in profit margins. The margins we record in the current period may not be indicative of margins in future periods.

        Our gross margin, which is gross profit expressed as a percentage of revenues, can vary significantly between periods. Many factors, some of which are beyond our control, impact our gross margins. These factors include: the mix of revenue derived from the industries we serve, the mix of business conducted in different parts of the country, the mix in service and maintenance work compared to new construction work, the amount of work that we subcontract, seasonal patterns primarily related to weather conditions, changes in fleet utilization, pricing pressures due to competition, efficient work performance, fluctuations in commodity prices of materials, delays in the timing of projects and other factors. We expect our overall gross margins in the next few quarters in the C&I segment and in our distribution business to continue to be pressured by the economic conditions. In addition, our recently awarded large transmission projects are in their early stages of construction. Revenue and gross profit recognition will likely start slow and accelerate over time until project construction reaches full stride.

        We had consolidated revenues, for the six months ended June 30, 2011, of $335.6 million, of which 76.8% was attributable to our T&D customers and 23.2% was attributable to our C&I customers. For the six months ended June 30, 2011, our net income and EBITDA(1) were $8.2 million and $22.6 million, respectively, compared to $6.1 million and $18.4 million, respectively, for the six months ended June 30, 2010.

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

  The following table provides a reconciliation of net income to EBITDA:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010
Reconciliation of Net Income to EBITDA:
Net Income	$3,717	$3,353	$8,217	$6,133
Add:
Interest expense, net	146	196	327	388
Provision for income taxes	2,114	2,236	5,034	3,945
Depreciation & amortization	4,650	3,892	8,981	7,916

EBITDA	$10,627	$9,677	$22,559	$18,382

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

  The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2011	2010	2011	2010
Reconciliation of EBITDA to Net Cash Flows
Provided By Operating Activities:
EBITDA	$10,627	$9,677	$22,559	$18,382
Add/(subtract):
Interest expense, net	(146)	(196)	(327)	(388)
Provision for income taxes	(2,114)	(2,236)	(5,034)	(3,945)
Depreciation & amortization	(4,650)	(3,892)	(8,981)	(7,916)
Adjustments to reconcile net income to net cash flows provided by operating activities	4,815	3,917	9,298	8,180
Changes in operating assets and liabilities	(8,084)	5,500	(3,273)	(910)

Net cash flows provided by operating activities	$448	$12,770	$14,242	$13,403

Backlog

        We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as "backlog." Our definition of backlog may differ from that used by other companies. We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. A client's intention to award the Company work is not included in backlog unless there is an actual award to perform a specific scope of work at specific terms and pricing. For our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, our projected revenue for a three-month period is included in the calculation of backlog, regardless of the duration of the contract, which typically exceeds such three-month period.

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

        Subject to the foregoing discussions, the following table summarizes the amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at June 30, 2011
(In thousands)	Total	Amount estimated to not be recognized within 12 months of June 30, 2011	Total Backlog at June 30, 2010
T&D	$646,101	$254,935	$124,084
C&I	70,838	18,963	75,543

	$716,939	$273,898	$199,627

        Changes in backlog from period to period are primarily the result of fluctuations in the timing and revenue recognition of contracts. The increase in backlog from the second quarter of 2010 was primarily related to several large contracts that were awarded within our T&D segment late in 2010 and in the first half of 2011. As publicly announced, prior to the end of the second quarter, we were one of the contractors selected to perform work on the CAPX2020 project, and we executed a master agreement with Electric Transmission Texas (ETT) for Competitive Renewable Energy Zone (CREZ) work. However, these projects were not included in backlog as of June 30, 2011 because our scope of work had not been defined or agreed upon, and therefore those contracts did not meet our backlog criteria.

Project Bonding Requirements

        Approximately 30.7% and 33.2% of our business by revenue for the six-month periods ended June 30, 2011 and 2010, respectively, required surety bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the surety bonds. As of June 30, 2011, we had approximately $786.1 million in original face amount of surety bonds outstanding, with a remaining $422.4 million in bonded backlog to be recognized as revenue, which represented approximately 58.9% of our backlog.

Consolidated Results of Operations

        The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the period indicated:

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$185,310	100.0%	$140,285	100.0%	$335,604	100.0%	$289,174	100.0%
Contract costs	165,771	89.5	123,572	88.1	294,476	87.8	257,292	89.0

Gross profit	19,539	10.5	16,713	11.9	41,128	12.2	31,882	11.0
Selling, general and administrative expenses	13,698	7.4	11,048	7.9	27,651	8.2	21,612	7.5
Amortization of intangible assets	83	—	83	—	167	—	167	0.1
Gain on sale of property and equipment	(229)	(0.1)	(256)	(0.2)	(300)	(0.1)	(446)	(0.2)

Income from operations	5,987	3.2	5,838	4.2	13,610	4.1	10,549	3.6
Other income (expense)
Interest income	14	—	12	—	43	—	23	—
Interest expense	(160)	(0.1)	(208)	(0.2)	(370)	(0.1)	(411)	(0.1)
Other, net	(10)	—	(53)	—	(32)	—	(83)	—

Income before provision for income taxes	5,831	3.1	5,589	4.0	13,251	4.0	10,078	3.5
Income tax expense	2,114	1.1	2,236	1.6	5,034	1.5	3,945	1.4

Net income	$3,717	2.0%	$3,353	2.4%	$8,217	2.5%	$6,133	2.1%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

        Revenues.    Revenues increased $45.0 million, or 32.1%, to $185.3 million for the three months ended June 30, 2011 from $140.3 million for the three months ended June 30, 2010. Revenues from T&D projects increased $31.9 million while revenues from C&I projects increased $13.1 million. The majority of the increase in revenues was the result of an increase in revenues from several large T&D projects (over $10.0 million in contract value), coupled with an increase in revenues on many small transmission projects (under $3.0 million in contract value) and an overall increase in C&I revenues.

        Gross profit.    Gross profit increased $2.8 million, or 16.9%, to $19.5 million for the three months ended June 30, 2011 from $16.7 million for the three months ended June 30, 2010. As a percentage of overall revenues, gross profit margin decreased to 10.5% for the three months ended June 30, 2011 from 11.9% for the three months ended June 30, 2010. The decrease in gross profit as a percentage of revenues was mainly attributable to an overall decrease in contract margins on a few medium-sized C&I projects (between $3.0 million and $10.0 million in contract value) of approximately $2.0 million. This was due to pricing pressures over the past year, as well as a margin adjustment of approximately $0.7 million for cost inefficiencies and higher material costs on one project. In addition, gross margin was negatively affected by the under-utilization of certain fleet assets, including some that were recently purchased in preparation for the ramp-up of large transmission projects awarded in the last nine months. We are in the early stages of several of our large transmission projects which generally require lower utilization of our fleet assets and more use of subcontractor services.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased approximately $2.7 million, or 24.0%, to $13.7 million for the three months ended June 30, 2011 from $11.0 million for the three months ended June 30, 2010. The increase was primarily due to an increase in group medical insurance cost, an increase in the number of support personnel and an overall increase in other employee related compensation and benefit costs in the second quarter of 2011. As a percentage of revenues, these expenses decreased to 7.4% for the three months ended June 30, 2011 from 7.9% for the three months ended June 30, 2010.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment decreased slightly to $0.2 million for the three months ended June 30, 2011 from $0.3 million for the three months ended June 30, 2010. Gains from the sale of property and equipment are the result of routine sales of property and equipment that are no longer useful or valuable to our ongoing operations.

        Interest expense.    Interest expense decreased less than $0.1 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily due to lower interest rates and the reduction in the balance of our term loan, which were partially offset by an increase in the amount estimated to be payable for interest computed under the look-back method for completed long-term contracts.

        Provision for income taxes.    The provision for income taxes was $2.1 million for the three months ended June 30, 2011, with an effective tax rate of 36.3%, compared to a provision of $2.2 million for the three months ended June 30, 2010, with an effective tax rate of 40.0%. The decrease in our overall effective tax rate for the three months ended June 30, 2011 was mainly due to a reduction of $0.1 million in taxes from amending prior year returns to include the Research and Development tax credit and also due to a decrease in the accrual for uncertain tax positions.

        Net income.    Net income for the three months ended June 30, 2011 increased to $3.7 million from $3.4 million for the three months ended June 30, 2010, for the reasons stated above.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three months ended June 30,
	2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$139,662	75.4%	$107,763	76.8%
Commercial & Industrial	45,648	24.6	32,522	23.2

Total	$185,310	100.0	$140,285	100.0

Operating income (loss):
Transmission & Distribution	$11,832	8.5	$8,769	8.1
Commercial & Industrial	824	1.8	1,734	5.3

Total	12,656	6.8	10,503	7.5
Corporate	(6,669)	(3.6)	(4,665)	(3.3)

Consolidated	$5,987	3.2%	$5,838	4.2%

Transmission & Distribution

        Revenues for our T&D segment for the three months ended June 30, 2011 were $139.7 million compared to $107.8 million for the three months ended June 30, 2010, an increase of $31.9 million, or 29.6%. The increase in revenues was primarily the result of an increase in revenues from several large and many small transmission projects, as well as an increase in distribution revenues from a few traditional utility customers and several small projects outside of our core utility distribution work. These non-core distribution projects were substantially completed in the second quarter.

        Operating income for our T&D segment for the three months ended June 30, 2011 was $11.8 million compared to $8.8 million for the three months ended June 30, 2010, an increase of approximately $3.1 million, or 34.9%. As a percentage of revenues, operating income for our T&D segment increased to 8.5% for the three months ended June 30, 2011 from 8.1% for the three months ended June 30, 2010. The increase in operating income as a percentage of revenues was mostly attributable to an overall increase in margins on transmission contracts with less than $10.0 million in contract value of approximately $1.1 million as a result of increased productivity levels, cost efficiencies, added work and effective contract management. There was also an overall increase in margins on a few large distribution contracts of approximately $0.4 million, which was more than offset by an overall decrease in contract margins on small distribution contracts of approximately $0.8 million. In addition, our T&D segment operating margins would have been further improved in the three-month period ended June 30, 2011 as compared to the prior year period if our fleet of equipment had higher utilization in the period. We are in the early stages of construction of several large transmission projects which generally entails less use of our fleet assets and more use of subcontractor services.

Commercial & Industrial

        Revenues for our C&I segment for the three months ended June 30, 2011 were $45.6 million compared to $32.5 million for the three months ended June 30, 2010, an increase of $13.1 million, or 40.4%. The increase in revenues was primarily due to one large project that had significant revenue related to subcontractor work and material procurement in the three months ended June 30, 2011. In addition there was some increase in revenues on small and medium-sized projects with contract values under $10.0 million in the second quarter of 2011 as compared to the second quarter of 2010.

        Operating income for our C&I segment for the three months ended June 30, 2011 was $0.8 million compared to $1.7 million for the three months ended June 30, 2010, a decrease of $0.9 million, or 52.5%. As a percentage of revenues, operating income for our C&I segment decreased to 1.8% for the three months ended June 30, 2011 from 5.3% for the three months ended June 30, 2010. The decrease in operating income, as well as the decrease in operating margin as a percentage of revenues, was mainly attributable to an overall reduction in margins on medium-sized projects of approximately $2.0 million. This decrease was the result of lower overall margins due to pricing pressures over the past year, and to a margin adjustment on one particular contract which caused a $0.7 million loss due to cost inefficiencies and significantly higher material costs as compared to estimates. This margin decrease was partially offset by an increase in margins on a few large projects.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

        Revenues.    Revenues increased $46.4 million, or 16.1%, to $335.6 million for the six months ended June 30, 2011 from $289.2 million for the six months ended June 30, 2010. Approximately $45.0 million of this increase in revenues occurred in the second quarter of 2011. Revenues in the T&D segment increased $47.1 million, and were partially offset by a decrease of $0.7 million in revenues in the C&I segment.

        Gross profit.    Gross profit increased $9.2 million, or 29.0%, to $41.1 million for the six months ended June 30, 2011 from $31.9 million for the six months ended June 30, 2010. As a percentage of overall revenues, gross profit margin increased to 12.2% for the six months ended June 30, 2011 from 11.0% for the six months ended June 30, 2010. The increase in gross profit as a percentage of revenues was mainly attributable to an overall increase in contract margins on a few large transmission projects of approximately $5.4 million as a result of increased productivity levels, cost efficiencies, added work and effective contract management. The large projects, which generated above-normal margins in the six-month period ended June 30, 2011, were substantially completed in the second quarter. Gross profit also increased by approximately $1.5 million on T&D projects with contract values less than $10 million. The increases in gross profit as a percentage of revenues in the T&D segment were partially offset by a decrease of $3.0 million in gross profit on C&I projects with contract values of less than $10.0 million.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased approximately $6.1 million, or 27.9%, to $27.7 million for the six months ended June 30, 2011 from $21.6 million for the six months ended June 30, 2010. The increase was primarily due to an increase in group medical insurance cost, an increase in the number of support personnel and an overall increase in other employee related compensation and benefit costs in the first six months of 2011, coupled with the first quarter 2010 one-time elimination of a $1.6 million severance liability as a result of amending the employment agreements of our six executive officers, which had the effect of decreasing selling, general and administrative expenses recognized in that period. As a percentage of revenues, these expenses increased to 8.2% for the six months ended June 30, 2011 from 7.5% for the six months ended June 30, 2010.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment decreased $0.1 million to $0.3 million for the six months ended June 30, 2011 from $0.4 million for the six months ended June 30, 2010. Gains from the sale of property and equipment are the result of routine sales of property and equipment that are no longer useful or valuable to our ongoing operations.

        Interest expense.    Interest expense remained consistent between the six-month periods ended June 30, 2011 and 2010. Decreased interest expense due to lower interest rates and the reduction in the balance of our term loan were partially offset by an increase in the amount estimated to be payable for interest computed under the look-back method for completed long-term contracts.

        Provision for income taxes.    The provision for income taxes was $5.0 million for the six months ended June 30, 2011, with an effective tax rate of 38.0%, compared to a provision of $3.9 million for the six months ended June 30, 2010, with an effective tax rate of 39.1%. The decrease in our overall effective tax rate from the statutory rate for the six months ended June 30, 2011 was mainly due to a reduction of $0.1 million in taxes from amending prior year returns to include the R&D tax credit and to a decrease in the accrual for uncertain tax positions.

        Net income.    Net income for the six months ended June 30, 2011 increased to $8.2 million from $6.1 million for the six months ended June 30, 2010, for the reasons stated above.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Six months ended June 30,
	2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$257,687	76.8%	$210,597	72.8%
Commercial & Industrial	77,917	23.2	78,577	27.2

Total	$335,604	100.0	$289,174	100.0

Operating income (loss):
Transmission & Distribution	$25,375	9.8	$14,892	7.1
Commercial & Industrial	1,676	2.2	3,948	5.0

Total	27,051	8.1	18,840	6.5
Corporate	(13,441)	(4.0)	(8,291)	(2.9)

Consolidated	$13,610	4.1%	$10,549	3.6%

Transmission & Distribution

        Revenues for our T&D segment for the six months ended June 30, 2011 were $257.7 million compared to $210.6 million for the six months ended June 30, 2010, an increase of $47.1 million, or 22.4%. The increase in revenues was mostly the result of an increase in the second quarter in revenues from a few large T&D projects and many small transmission projects, offset by a decrease in revenues from small distribution projects.

        Revenues from transmission projects represented 69.3% and 66.2% of T&D segment revenue for the six months ended June 30, 2011 and 2010, respectively. Additionally, for the six months ended June 30, 2011, measured by revenue in our T&D segment, we provided 38.1% of our T&D services under fixed-price contracts, as compared to 24.8% for the six months ended June 30, 2010.

        Operating income for our T&D segment for the six months ended June 30, 2011 was $25.4 million compared to $14.9 million for the six months ended June 30, 2010, an increase of approximately $10.5 million, or 70.4%. As a percentage of revenues, operating income for our T&D segment increased to 9.8% for the six months ended June 30, 2011 from 7.1% for the six months ended June 30, 2010. The increase in operating income, as a percentage of revenues, was mostly attributable to an overall increase in margins on a few large transmission contracts of approximately $5.4 million as a result of increased productivity levels, cost efficiencies, added work and effective contract management. These large projects, which generated above-normal margins in the six-month period ended June 30, 2011, were substantially completed in the second quarter. In addition, margins on transmission projects under $10 million in contract value improved in the current period by approximately $2.1 million. These margin improvements were partially offset by an overall decrease in margins on small distribution contracts of $0.7 million in the current six-month period and also by the impact of the underutilization of our fleet assets in the second quarter. Operating income also increased as a result of higher contract revenues for the six months ended June 30, 2011 over the prior period.

Commercial & Industrial

        Revenues for our C&I segment for the six months ended June 30, 2011 were $77.9 million compared to $78.6 million for the six months ended June 30, 2010, a decrease of $0.7 million or 0.8%. The decrease in revenues was mainly due to fewer large projects under construction in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, which was caused by an increase in the competition for the limited large projects available in the market.

        For the six months ended June 30, 2011, measured by revenue in our C&I segment, we provided 56.6% of our services under fixed-price contracts, as compared to 26.4% for the six months ended June 30, 2010.

        Operating income for our C&I segment for the six months ended June 30, 2011 was $1.7 million compared to $3.9 million for the six months ended June 30, 2010, a decrease of $2.2 million, or 57.5%. As a percentage of revenues, operating income for our C&I segment decreased to 2.2% for the six months ended June 30, 2011 from 5.0% for the six months ended June 30, 2010. The decrease in operating income as a percentage of revenues in the C&I segment was mainly attributable to an overall reduction in margins of approximately $3.0 million on projects with contract values less than $10 million. This decrease was mostly the result of lower overall margins due to pricing pressures over the past year, as well as a margin adjustment in the second quarter of approximately $0.7 million on one project due to cost inefficiencies and higher material costs. These margin decreases were partially offset by an increase in margins on a few large projects.

Liquidity and Capital Resources

        As of June 30, 2011, we had cash and cash equivalents of $35.4 million, positive working capital of $61.2 million and long-term liabilities in the amount of $28.6 million, which consisted primarily of the long-term portion of our term loan facility, deferred income taxes and FIN 48 liabilities. We also had a $15.0 million letter of credit outstanding under the 2007 Credit Agreement (the "Credit Agreement"). During the six months ended June 30, 2011, consolidated operating activities of our business resulted in net cash flow from operations of $14.2 million compared to $13.4 million for the six months ended June 30, 2010. Cash flow from operations is primarily influenced by demand for our services, operating margins and working capital changes. We used net cash in investing activities of $22.5 million, substantially all of which was used for capital expenditures in our T&D segment. We used net cash for financing activities of $18.9 million, primarily for $20.0 million in prepayments on our term loan; partially offset by $1.1 million net cash received from the exercise of stock options and the related tax benefits.

        The changes in various consolidated balance sheet accounts (such as: accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts) are due to normal timing fluctuations in our operating activities. In particular, the gross amount of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts used cash of $4.9 million during the six months ended June 30, 2011, compared to providing cash of $2.1 million in the six months ended June 30, 2010.

        We anticipate that our cash and cash equivalents on hand, our $60.0 million borrowing availability under the Credit Agreement as of June 30, 2011, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures. We expect that our aggregate capital expenditures in 2011 will be between $30 million and $40 million, which is higher than our 2010 capital spending, in part to satisfy equipment needs related to the commencement of several large projects. Although we believe that we have adequate cash and availability under our credit facility to meet these needs, our involvement in large-scale initiatives to rebuild the United States electric power grid may require additional working capital, depending upon the size and duration of the project and the financial terms of the underlying agreement.

Debt Instruments

        On August 31, 2007, we entered into an agreement for a $125.0 million senior secured credit facility which provides for a $75.0 million revolving credit line (which may be increased or decreased in accordance with the terms of the related credit agreement) and a $50.0 million term loan facility. At our option, borrowings under the Credit Agreement bear interest at either (1) the greater of a prime rate or the federal funds rate plus a spread based upon our leverage ratio or (2) an adjusted London Interbank Offered Rate ("LIBOR") plus a spread based upon our leverage ratio. There was a $10.0 million term loan outstanding under the facility accruing interest at 1.1875% (which was equal to an adjusted one-month LIBOR plus a spread of 1.0%) as of June 30, 2011. As of June 30, 2011, we had a $15.0 million letter of credit outstanding, which reduced our borrowing capacity under the revolving credit line. The Credit Agreement expires on August 31, 2012. We had $60.0 million available under the Credit Agreement as of June 30, 2011.

        The terms of the Credit Agreement require, among other things, that we adhere to a maximum leverage ratio and maintain a minimum EBITDA-based interest coverage ratio, both of which are defined under the Credit Agreement and determined on a rolling four consecutive quarter basis. The EBITDA-based interest coverage ratio covenant requires us to have a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. We are also required to have a leverage ratio of no more than 3.0 to 1.0. As of June 30, 2011, our interest coverage ratio was in excess of 45.0 to 1.0 and our leverage ratio was less than 1.0 to 1.0, both within the required covenant levels permitted under the Credit Agreement.

        The Credit Agreement also includes other specific limits or restrictions on additional indebtedness, liens and capital expenditure activity. Our obligations under the Credit Agreement are secured by a lien on all of our property (including the capital stock of our subsidiaries) other than any property subject to a certificate of title, subject to a lease or similar interest and our real property and fixtures. As of June 30, 2011, we were in compliance with all applicable debt covenants.

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

        We typically have purchase options on the equipment underlying our long-term operating leases and many of our short-term rental arrangements. We continue to exercise some of these purchase options as the need for equipment is on-going and the purchase option price is attractive.

Purchase Commitments for Construction Equipment

        As of June 30, 2011, we had approximately $3.8 million in outstanding purchase orders for certain construction equipment to be paid with the cash outlay scheduled to occur in the third quarter.

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

        As of June 30, 2011, we had a $15.0 million letter of credit outstanding under the Credit Agreement primarily to secure obligations under our casualty insurance program.

Surety Bonds

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of June 30, 2011, an aggregate of approximately $786.1 million in original face amount of bonds issued by the surety were outstanding with a remaining $422.4 million in bonded backlog to be recognized as revenue, which represented approximately 58.9% of our backlog.

Concentration of Credit Risk

        We grant trade credit under normal payment terms, generally without collateral, to our customers, which include electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of June 30, 2011, one customer represented approximately 11.0% of total consolidated accounts receivable (excluding the impact of allowance for doubtful accounts). No other customer represented more than 10.0% of our total consolidated accounts receivable as of June 30, 2011. For the six months ended June 30, 2011, revenues from one of our customers individually exceeded 10.0% of our total consolidated revenues, with revenues from the customer accounting for approximately 11.3% of our total consolidated revenues. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

New Accounting Pronouncements

        For a discussion regarding new accounting pronouncements, please refer to Note 1. "Organization, Business, Basis of Presentation—Recently Issued Accounting Pronouncements" in the accompanying Notes to Consolidated Financial Statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of June 30, 2011, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the six months ended June 30, 2011 and 2010, including derivative financial instruments used for trading or speculation on changes in interest rates or commodity prices of materials used in our business.

        Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, the federal funds rate and LIBOR. If we borrow additional amounts under the Credit Agreement, the interest rate on those borrowings will also be variable. If the prime rate, federal funds rate or LIBOR rise, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. As of June 30, 2011, we had $10 million of borrowings outstanding under the Credit Agreement. The Credit Agreement currently accrues annual interest at one-month LIBOR rates in effect at each month end plus a spread of 1.00%, based upon our current leverage ratio, as defined in the Credit Agreement. An increase or decrease of 0.125% in the interest rate would have the effect of changing our interest expense by $12,500 per year.

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

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the six months ended June 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For further discussion regarding legal proceedings, please refer to Note 6, "Commitments and Contingencies—Litigation and Other Legal Matters" in the accompanying Notes to Consolidated Financial Statements.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Issuances of Common Stock.    During the three months ended June 30, 2011, a total of 1,843 shares of unregistered stock, valued at $45,467, were issued to three directors of the Company who elected to receive a portion of their annual director retainer fee in stock in lieu of cash.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.    OTHER INFORMATION

        In light of the final voting results with respect to the frequency of shareholder votes on executive compensation, on August 3, 2011, our Board of Directors has decided that we will hold an annual advisory vote on the compensation of named executive officers until the next required vote on the frequency of shareholder votes on the compensation of executives. We expect to hold a vote on frequency every six years.

ITEM 6.    EXHIBITS

Number	Description
10.1	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-08325), filed with the SEC on May 11, 2011
10.2
MYR Group Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of May 5, 2011), incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-08325), filed with the SEC on May 11, 2011
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) †
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†
101.1
The following materials from MYR Group's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) the Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010; (iv) Notes to Consolidated Financial Statements, tagged as blocks of text; and (v) document and entity information. *

†
Filed herewith.

*
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.1 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC. (Registrant)

August 9, 2011	/s/ MARCO A. MARTINEZ Vice President, Chief Financial Officer and Treasurer