Form 10-Q
period 2011-09-30
MYR GROUP INC.
filed 2011-11-08
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011 OR
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

        As of October 28, 2011 there were 20,401,734 outstanding shares of the registrant's $0.01 par value common stock.

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

i

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,547	$62,623
Accounts receivable, net of allowances of $1,001 and $947, respectively	137,003	107,172
Costs and estimated earnings in excess of billings on uncompleted contracts	50,246	29,299
Construction materials inventory	2,754	—
Deferred income tax assets	10,569	10,544
Receivable for insurance claims in excess of deductibles	9,136	8,422
Refundable income taxes	2,136	2,144
Other current assets	1,561	3,719

Total current assets	230,952	223,923
Property and equipment, net of accumulated depreciation of $59,335 and $46,878, respectively	115,088	96,591
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $2,139 and $1,888, respectively	10,953	11,204
Other assets	1,368	1,831

Total assets	$404,960	$380,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$10,000	$—
Current maturities of long-term debt	10,000	—
Accounts payable	60,907	41,309
Billings in excess of costs and estimated earnings on uncompleted contracts	38,939	45,505
Accrued self insurance	37,843	34,044
Other current liabilities	20,006	17,974

Total current liabilities	177,695	138,832
Long-term debt, net of current maturities	—	30,000
Deferred income tax liabilities	17,420	17,971
Other liabilities	591	636

Total liabilities	195,706	187,439

Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 20,405,044 and 20,007,081 shares issued and 20,401,734 and 20,007,081 outstanding at September 30, 2011 and December 31, 2010, respectively	204	200
Additional paid-in capital	149,332	145,149
Retained earnings	59,798	47,360
Treasury stock—3,310 and 0 shares, respectively	(80)	—

Total stockholders' equity	209,254	192,709

Total liabilities and stockholders' equity	$404,960	$380,148

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Contract revenues	$210,489	$152,767	$546,093	$441,941
Contract costs	190,676	135,731	485,152	393,023

Gross profit	19,813	17,036	60,941	48,918
Selling, general and administrative expenses	13,523	11,023	41,174	32,635
Amortization of intangible assets	84	84	251	251
Gain on sale of property and equipment	(428)	(278)	(728)	(724)

Income from operations	6,634	6,207	20,244	16,756
Other income (expense)
Interest income	5	14	48	37
Interest expense	(93)	(398)	(463)	(809)
Other, net	(21)	(31)	(53)	(114)

Income before provision for income taxes	6,525	5,792	19,776	15,870
Income tax expense	2,304	1,891	7,338	5,836

Net income	$4,221	$3,901	$12,438	$10,034

Income per common share:
—Basic	$0.21	$0.20	$0.62	$0.51
—Diluted	$0.20	$0.19	$0.59	$0.48
Weighted average number of common shares and potential common shares outstanding:
—Basic	20,265	19,915	20,102	19,868
—Diluted	21,041	20,776	20,985	20,766

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cash flows from operating activities:
Net income	$4,221	$3,901	$12,438	$10,034
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities—
Depreciation and amortization of property and equipment	4,980	3,969	13,794	11,718
Amortization of intangible assets	84	84	251	251
Stock-based compensation expense	146	394	1,100	1,210
Excess tax benefit from stock-based awards	(1,228)	(1)	(1,672)	(149)
Deferred income taxes	(622)	(812)	(576)	(812)
Gain on sale of property and equipment	(428)	(278)	(728)	(724)
Other non-cash items	17	22	78	64
Changes in operating assets and liabilities
Accounts receivable, net	(37,261)	(5,700)	(29,831)	2,822
Costs and estimated earnings in excess of billings on uncompleted contracts	4,233	(8,258)	(20,947)	(7,330)
Construction materials inventory	(2,754)	—	(2,754)	—
Receivable for insurance claims in excess of deductibles	35	49	(714)	(264)
Other assets	2,656	1,341	4,223	3,246
Accounts payable	4,972	1,272	21,389	(4,213)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,014)	2,636	(6,566)	749
Accrued self insurance	2,797	(237)	3,799	734
Other liabilities	2,195	504	1,987	(5,047)

Net cash flows provided by (used in) operating activities	(18,971)	(1,114)	(4,729)	12,289

Cash flows from investing activities:
Proceeds from sale of property and equipment	508	280	808	751
Purchases of property and equipment	(11,338)	(4,950)	(34,162)	(12,082)

Net cash flows used in investing activities	(10,830)	(4,670)	(33,354)	(11,331)

Cash flows from financing activities:
Proceeds from borrowings	10,000	—	10,000	—
Payments on term loan	—	—	(20,000)	—
Payments of capital lease obligations	—	(6)	—	(38)
Employee stock option transactions	711	30	1,370	536
Excess tax benefit from stock-based awards	1,228	1	1,672	149
Purchase of treasury stock	—	—	(80)	—
Other financing activities	—	—	45	—

Net cash flows provided by (used in) financing activities	11,939	25	(6,993)	647

Net increase (decrease) in cash and cash equivalents	(17,862)	(5,759)	(45,076)	1,605
Cash and cash equivalents:
Beginning of period	35,409	44,940	62,623	37,576

End of period	$17,547	$39,181	$17,547	$39,181

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

Interim Consolidated Financial Information

        The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and pursuant to the rules and regulations of the SEC. Certain information and note disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with these rules and regulations. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial condition of the Company as of September 30, 2011, and the results of operations, and cash flows for the three and nine months ended September 30, 2011 and 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the full year or the results for any future periods. The consolidated balance sheet as of December 31, 2010 has been derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2010, included in the Company's annual report on Form 10-K.

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

        In September 2011, the FASB issued ASU No. 2011-09 to ASC 715, which requires enhanced disclosures in the annual financial statements of employers that participate in multiemployer plans. Under the new guidance, employers will need to explain the general nature of multiemployer pension plans and their participation in the plans, including how the plans are different from single-employer plans. In addition, certain disclosures will be required in tabular format for each multiemployer plan that is individually significant to an employer's financial statements. The new guidance also requires a description of the nature and effect of any significant changes affecting comparability of the employer's total contributions from period to period. The ASU is effective for fiscal years ending after December 15, 2011. Retrospective application is required. There will be no impact to the Company's financial position, results of operations or cash flows as the changes relate only to additional disclosures. The Company is currently evaluating the impact of the additional disclosures required.

        In September 2011, the FASB issued ASU No. 2011-08 to ASC 350 which is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more-likely-than-not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The "more-likely-than-not" threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for reporting periods beginning after December 15, 2011. The Company does not expect the provisions of ASU 2011-08 to have a material effect on its financial position, results of operations or cash flows.

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

        As of September 30, 2011, the carrying value of cash and cash equivalents, accounts receivable and payable, short-term borrowings, accrued liabilities, and certain other financial assets and liabilities approximated fair value due to the short maturities of these instruments.

        As of September 30, 2011 and December 31, 2010, the Company held cash of $17.0 million and $17.3 million, respectively. The Company also held cash equivalents in money market funds and short-term certificates of deposit that were subject to the disclosure requirements of the fair value accounting guidance. The net carrying value of the Company's cash equivalents as of September 30, 2011 and December 10, 2010 was $0.5 million and $45.3 million, respectively, which was equal to the fair value based upon Level 1 inputs.

        The Company uses a discounted cash flow technique that incorporates a market interest rate adjusted for risk profile based upon Level 3 inputs to determine the fair value of its long-term debt. The carrying amount reported in the consolidated balance sheet at September 30, 2011 for the current portion of long-term debt was $10.0 million. The Company estimated the fair value of that debt to be $9.9 million at September 30, 2011. The carrying amount reported in the consolidated balance sheet as of December 31, 2010 for long-term debt was $30.0 million, and the Company determined the fair value of that debt to be $29.6 million at December 31, 2010.

3. Supplemental Cash Flows

        Supplemental disclosures of cash flow information are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Cash paid during the period for:
Income taxes	$1,764	$1,835	$6,375	$4,708
Interest expense	71	374	381	743
Noncash investing activities:
Acquisition of property and equipment for which payment was pending	1,556	1,552	1,556	1,552
Acquisition of property and equipment through like-kind exchange of similar assets	—	—	—	2,924

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Contracts in Process

        The net asset (liability) position for contracts in process consisted of the following:

(In thousands)	September 30, 2011	December 31, 2010
Costs incurred on uncompleted contracts	$1,009,087	$810,463
Estimated earnings	122,015	92,102

	1,131,102	902,565
Less: Billings to date	1,119,795	918,771

	$11,307	$(16,206)

        The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

(In thousands)	September 30, 2011	December 31, 2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$50,246	$29,299
Billings in excess of costs and estimated earnings on uncompleted contracts	(38,939)	(45,505)

	$11,307	$(16,206)

5. Income Taxes

        The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rates for the three and nine months ended September 30, 2011 and 2010 was principally due to state income taxes.

        The Company had approximately $0.7 and $0.6 million of total unrecognized tax benefits as of September 30, 2011 and December 31, 2010, respectively, which were included in other liabilities in the accompanying consolidated balance sheets. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. It is reasonably possible that a further change in the unrecognized tax benefits may occur within the next twelve months related to the settlement of an audit or the lapse of applicable statutes of limitations; however, an estimated range of the impact on the unrecognized benefits cannot be quantified at this time.

        The Company's policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense as a result of the unrecognized tax benefits was a benefit of less than $0.1 million and an expense of less than $0.1 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

        The Company is subject to taxation in various jurisdictions. The Company continues to remain subject to examination by U.S. federal authorities for certain open tax years and has been informed by the Internal Revenue Service that an examination is being scheduled to cover its amended tax returns for 2007 and 2008, and its 2009 tax return. The Company is also subject to examination by various state authorities for the years 2006 through 2010.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies

Letters of Credit

        At September 30, 2011 the Company had two outstanding irrevocable standby letters of credit, including one for $15.0 million related to the Company's payment obligation under its insurance programs and another for approximately $2.2 million related to contract performance obligations. At December 31, 2010, the Company had one outstanding irrevocable standby letter of credit totaling $15.0 million related to the Company's payment obligation under its insurance programs.

Leases

        The Company leases real estate, construction equipment and office equipment under operating leases with terms ranging from one to nine years. As of September 30, 2011, future minimum lease payments for these operating leases were as follows: $1.5 million for the remainder of 2011, $4.6 million for 2012, $2.1 million for 2013, $0.8 million for 2014, $0.3 million for 2015 and $0.7 million thereafter.

Purchase Commitments for Construction Equipment

        As of September 30, 2011, the Company had approximately $7.0 million in outstanding purchase obligations for certain construction equipment with cash outlay requirements anticipated to occur over the next six months.

Employment Agreements

        As of December 31, 2009, the Company had recorded a contingent severance payment liability of approximately $1.6 million related to the employment agreements it entered into with six executive officers in December 2007. The liability represented the amount the named executive officers would have been eligible to receive under the terms of the employment agreements if they were to voluntarily terminate employment without "good reason" (as defined in the employment agreements.) In March 2010, the Company amended and restated the employment agreements, and, among other things, removed the provision for severance pay that would have been payable upon a voluntary termination without good reason. The revised severance pay provisions in the employment agreements are all under the employer's control. As a result, the Company eliminated the $1.6 million liability related to this provision. The benefit of reversing this liability was included as a reduction to selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2010.

Surety Bonds

        In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company has indemnified its sureties for any expenses paid out under these performance bonds. As of September 30, 2011, the total original face value amount of outstanding performance bonds was approximately $912.3 million of which approximately $506.0 million was not yet complete and unrecognized in revenue.

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

Litigation and Other Legal Matters

        The Company is from time to time party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, the Company records or adjusts reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, separately or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

        The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of our present business as well as in respect of our divested businesses. Some of these include claims related to our current services and operations, and asbestos-related claims concerning historic operations of a predecessor affiliate. The Company believes that it has strong defenses to these claims as well as adequate insurance coverage in the event any asbestos-related claim is not resolved in its favor. These claims have not had a material impact on the Company to date and the Company believes that the likelihood that a future material adverse outcome will result from these claims is remote. However, if facts and circumstances change in the future, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

7. Stock-Based Compensation

        The Company maintains two award plans under which stock-based compensation has been granted, the 2006 Stock Option Plan (the "2006 Plan") and the 2007 Long-Term Incentive Plan (the "LTIP"). Upon the adoption of the LTIP, awards were no longer granted under the 2006 Plan. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, or (i) any combination of such awards.

Stock Options

        During the nine months ended September 30, 2011, the Company granted options to purchase 90,080 shares of the Company's common stock to various employees, including the Company's named executive officers. The grant date fair value of these options, using the Black-Scholes-Merton option-

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-Based Compensation (Continued)

pricing model, was approximately $11.88 per share. These options vest ratably, on an annual basis, over a three-year period. During the nine months ended September 30, 2011, employees exercised 332,099 options. Total intrinsic value of options exercised was $6.6 million for the nine months ended September 30, 2011.

Restricted Stock

        During the nine months ended September 30, 2011, the Company granted restricted stock awards covering 47,918 shares of common stock to various employees, including the Company's named executive officers, and 17,367 shares of common stock to eligible members of the Board of Directors. The restricted stock awards granted to employees vest as follows: 41,230 shares vest ratably, on an annual basis, over a five-year period beginning on March 24, 2012, and 6,688 shares cliff vest on May 12, 2016. The restricted stock awards granted to the eligible members of the Board of Directors vest ratably, on an annual basis, over a three-year period. The grant date fair value of the restricted stock was as follows: $24.18 for 58,597 shares and $24.67 for 6,688 shares, which was equal to the closing market price of the Company's common stock on the date of grant. On March 24, 2011, a total of 11,128 shares of restricted stock from a prior grant vested.

Performance Awards

        During the nine months ended September 30, 2011, the Company granted performance stock awards covering 34,179 shares of common stock, at target level, to certain key management personnel, including the Company's named executive officers. The grant date fair value of the performance stock awards was $24.18, which was equal to the closing market price of the Company's common stock on the date of grant. The performance stock awards will cliff vest on December 31, 2013, subject to the achievement of certain specified levels of the Company's average return-on-equity ("ROE") over the performance period.

Stock-Compensation Expense

        The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. Stock-based compensation cost is adjusted for changes in estimated and actual forfeitures and also for changes in estimated performance shares that will be earned. The Company recognized stock-based compensation expense of approximately $1.6 million and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively, in selling, general and administrative expenses. As of September 30, 2011, there was approximately $4.2 million of total unrecognized stock-based compensation cost related to awards granted under the LTIP, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

Retainer Share Election Program

        Each of the Company's independent directors receives a retainer to be paid annually in cash, unless the director chooses to receive a portion of the retainer in the form of common stock. In 2011, a total of 1,843 shares of the Company's stock, valued at approximately $45,000, was issued to directors of the Company who elected to receive stock in lieu of cash. The fair value of the stock issued was

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-Based Compensation (Continued)

$24.67 per share, which was equal to the closing market price of the Company's common stock on May 12, 2011, the date of issuance.

8. Segment Information

        The information in the following table was derived from internal financial reports used for corporate management purposes:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Contract revenues:
T&D	$170,849	$118,206	$428,536	$328,803
C&I	39,640	34,561	117,557	113,138

	$210,489	$152,767	$546,093	$441,941

Operating income (loss):
T&D	$11,273	$8,862	$36,648	$23,754
C&I	1,603	1,610	3,279	5,558
General Corporate	(6,242)	(4,265)	(19,683)	(12,556)

	$6,634	$6,207	$20,244	$16,756

9. Earnings Per Share

        Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share is computed similarly, except that it reflects the potential dilutive impact that would occur if dilutive securities were exercised into common shares.

        The Company has issued restricted stock awards which vest over a service period that ranges from three to five years. These awards contain rights to dividends or dividend equivalents. Awards containing such rights that are unvested are considered to be participating securities and would be included in the computation of earnings per share pursuant to the two-class method. Under the two-class method, earnings are allocated between the Company's common stockholders and participating securities. The application of the two-class method during the three and nine months ended September 30, 2011 and 2010 did not have a material impact on the earnings per share calculation.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Earnings Per Share (Continued)

        The weighted average number of common shares used to compute basic and diluted net income per share was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Weighted average basic common shares outstanding	20,264,543	19,914,526	20,102,446	19,868,070
Potential common shares arising from stock options and restricted stock	776,762	861,417	882,565	897,506

Weighted average diluted common shares outstanding	21,041,305	20,775,943	20,985,011	20,765,576

        For the three months ended September 30, 2011 and 2010, potential common shares related to the assumed exercise of 89,660 and 585,616 stock options, respectively, were excluded from the dilutions calculation because the exercise price of those options was greater than the average market price of the common shares (anti-dilutive). For the nine months ended September 30, 2011 and 2010, potential common shares related to the assumed exercise of 89,660 and 105,528 stock options, respectively, were excluded from the diluted earnings per share calculation because the exercise price of those options was greater than the average market price of the common shares. For the three and nine months ended September 30, 2011 and 2010, potential common shares related to the unvested portion of performance awards of 74,435 and 40,256, respectively, were excluded from the denominator of the diluted earnings per share calculation because the underlying performance obligation was not met as of the end of those periods.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion should be read in conjunction with the accompanying consolidated financial statements as of September 30, 2011 and December 31, 2010, and for the three and nine months ended September 30, 2011 and 2010, and with our annual report on Form 10-K for the year ended December 31, 2010 (the "2010 Annual Report"). In addition to historical information, this discussion contains forward-looking statements. Such statements are based on our current expectations and assumptions about future events, which are inherently subject to significant risks and uncertainties. See "Cautionary Statement Concerning Forward-Looking Statements and Information." We disclaim, and do not undertake, any obligation to update any of these forward-looking statements, except as required by applicable law or regulation.

Overview and Outlook

        We are a leading specialty contractor serving the electrical infrastructure market in the United States. We are one of the largest national contractors servicing the T&D sector of the United States electric utility industry. Our T&D customers include electric utilities, private developers, cooperatives, municipalities and other transmission owners. We provide a broad range of services, which includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. We also provide C&I electrical contracting services to facility owners and general contractors in the western United States.

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

        The distribution business, in our T&D segment, and our C&I segment continue to operate in challenging business environments as many of our customers are being impacted by adverse economic conditions. We believe that some of our customers continue to operate with reduced or delayed capital spending programs, and, as a result, competition has increased for the projects available for us to bid. In addition, we believe that the number of competitors in our industry has increased as some engineering, construction and general contractors, who historically have not competed with us, are now bidding on projects in our industry. We believe that we have a number of competitive advantages, including our skilled workforce, extensive centralized fleet, proven safety performance and reputation for timely completion of quality work that allow us to compete favorably in our markets.

        We have additional capacity and continue to bid new projects, both in our T&D and C&I segments. Bidding activity, which was very strong for large transmission projects in the second half of 2010 and early in 2011 has returned to a less intense pace. We anticipate that the distribution and C&I businesses will remain soft into 2012.

        We expect our aggregate capital expenditures to reach approximately $40 million in 2011, much of which is for specialized fleet equipment and tooling to support the large transmission projects that we have been or may be awarded.

        We were awarded several large transmission projects within the last year and have recognized revenue from some of those projects in the third quarter. We also have large transmission projects that are in the early stages of construction and we expect that a high percentage of the revenue on those projects will be recognized subsequent to 2011. Construction typically lags the award date and could be delayed by regulatory approvals, permitting, environmental issues, right-of-way acquisition, financing, engineering, material procurement and other factors. The majority of our revenue is recognized on a percentage-of-completion method of accounting, which is commonly used in the industry for fixed price contracts. The percentage-of-completion accounting method we use results in recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Changes in job performance, job conditions, weather, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined. We record adjustments to estimated costs of contracts when we believe the change in estimate is probable and the amounts can be reasonably estimated. These adjustments could result in either increases or decreases in profit margins. The margins we record in the current period may not be indicative of margins in future periods.

        Our gross margin, which is gross profit expressed as a percentage of revenues, can vary significantly between periods. Many factors, some of which are beyond our control, impact our gross margins. These factors include: the mix of revenue derived from the industries we serve, the mix of business conducted in different parts of the country, the mix in service and maintenance work compared to new construction work, the amount of work that we subcontract, seasonal patterns primarily related to weather conditions, changes in fleet utilization, pricing pressures due to competition, efficient work performance, fluctuations in commodity prices of materials, delays in the timing of projects and other factors. We expect our overall gross margins in the next few quarters in the C&I segment and in our distribution business to continue to be pressured until the economic conditions in those markets improve. In addition, our awarded large transmission projects are in various stages of construction. For those in the early stages of construction, revenue and gross profit recognition will likely start slow and accelerate over time as project construction progresses.

        We had consolidated revenues, for the nine months ended September 30, 2011, of $546.1 million, of which 78.5% was attributable to our T&D customers and 21.5% was attributable to our C&I customers. For the nine months ended September 30, 2011, our net income and EBITDA (1) were $12.4 million and $34.2 million, respectively, compared to $10.0 million and $28.6 million, respectively, for the nine months ended September 30, 2010.

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

  The following table provides a reconciliation of net income to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Reconciliation of Net Income to EBITDA:
Net Income	$4,221	$3,901	$12,438	$10,034
Add:
Interest expense, net	88	384	415	772
Provision for income taxes	2,304	1,891	7,338	5,836
Depreciation & amortization	5,064	4,053	14,045	11,969

EBITDA	$11,677	$10,229	$34,236	$28,611

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

  The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2011	2010	2011	2010
Reconciliation of EBITDA to Net Cash Flows
Provided By (Used In) Operating Activities:
EBITDA	$11,677	$10,229	$34,236	$28,611
Add/(subtract):
Interest expense, net	(88)	(384)	(415)	(772)
Provision for income taxes	(2,304)	(1,891)	(7,338)	(5,836)
Depreciation & amortization	(5,064)	(4,053)	(14,045)	(11,969)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities	2,949	3,378	12,247	11,558
Changes in operating assets and liabilities	(26,141)	(8,393)	(29,414)	(9,303)

Net cash flows provided by (used in) operating activities	$(18,971)	$(1,114)	$(4,729)	$12,289

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

        Subject to the foregoing discussions, the following table summarizes the amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at September 30, 2011
(In thousands)	Total	Amount estimated to not be recognized within 12 months of September 30, 2011	Total Backlog at September 30, 2010
T&D	$657,366	$221,589	$115,580
C&I	64,012	14,148	79,506

Total	$721,378	$235,737	$195,086

        Changes in backlog from period to period are primarily the result of fluctuations in the timing and revenue recognition of contracts. The increase in backlog from the third quarter of 2010 was primarily related to several large contracts that were awarded within our T&D segment within the last year. As publicly announced, prior to the end of the second quarter of 2011, we were one of the contractors selected to perform work on the CAPX2020 project, and we executed a master agreement with Electric Transmission Texas (ETT) for Competitive Renewable Energy Zone (CREZ) work. However, these projects were not included in backlog as of June 30, 2011 or September 30, 2011 because our scope of work had not been defined or agreed upon, and therefore those contracts did not meet our backlog criteria.

Project Bonding Requirements

        Approximately 36.3% and 34.0% of our business by revenue for the nine-month periods ended September 30, 2011 and 2010, respectively, required surety bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the surety bonds. As of September 30, 2011, we had approximately $ 912.3 million in original face amount of surety bonds outstanding, with a remaining $506.0 million in bonded backlog to be recognized as revenue, which represented approximately 70.1% of our backlog.

Consolidated Results of Operations

        The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the period indicated:

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$210,489	100.0%	$152,767	100.0%	$546,093	100.0%	$441,941	100.0%
Contract costs	190,676	90.6	135,731	88.8	485,152	88.8	393,023	88.9

Gross profit	19,813	9.4	17,036	11.2	60,941	11.2	48,918	11.1
Selling, general and administrative expenses	13,523	6.4	11,023	7.2	41,174	7.5	32,635	7.4
Amortization of intangible assets	84	—	84	0.1	251	0.1	251	0.1
Gain on sale of property and equipment	(428)	(0.2)	(278)	(0.2)	(728)	(0.1)	(724)	(0.2)

Income from operations	6,634	3.2	6,207	4.1	20,244	3.7	16,756	3.8
Other income (expense)
Interest income	5	—	14	—	48	—	37	—
Interest expense	(93)	(0.1)	(398)	(0.3)	(463)	(0.1)	(809)	(0.2)
Other, net	(21)	—	(31)	—	(53)	—	(114)	—

Income before provision for income taxes	6,525	3.1	5,792	3.8	19,776	3.6	15,870	3.6
Income tax expense	2,304	1.1	1,891	1.2	7,338	1.3	5,836	1.3

Net income	$4,221	2.0%	$3,901	2.6%	$12,438	2.3%	$10,034	2.3%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

        Revenues.    Revenues increased $57.7 million, or 37.8%, to $210.5 million for the three months ended September 30, 2011 from $152.8 million for the three months ended September 30, 2010. Revenues from T&D projects increased $52.6 million while revenues from C&I projects increased $5.1 million. The majority of the increase in revenues was the result of an increase in revenues from several large transmission projects (over $10.0 million in contract value), coupled with a small increase in revenue from distribution projects and an overall increase in C&I project revenues. Storm work in the distribution market contributed approximately $12.7 million to revenues in the three months ended September 30, 2011, compared to $3.4 million for the three months ended September 30, 2010.

        Gross profit.    Gross profit increased $2.8 million, or 16.3%, to $19.8 million for the three months ended September 30, 2011 from $17.0 million for the three months ended September 30, 2010. The increase in gross profit was primarily due to higher contract volume, which was partially offset by an increase in insurance expense over the prior-year period of approximately $2.3 million. The increased insurance expense was largely attributable to an increase in insurance reserves related to the development of a few claims from prior years. Gross profit as a percentage of revenues (gross margin) decreased to 9.4% for the three months ended September 30, 2011 from 11.2% for the three months ended September 30, 2010. The insurance expense adjustment reduced gross margin by 1.1%. Gross margin was also negatively affected by the under-utilization of certain fleet assets at the beginning of the quarter, as we were in the early stages of several of our large transmission projects, which generally require lower utilization of our fleet assets and more use of subcontractor services.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased approximately $2.5 million, or 22.7%, to $13.5 million for the three months ended September 30, 2011 from $11.0 million for the three months ended September 30, 2010. The increase was primarily due to expenses related to the increased number of support personnel and increases in group medical insurance expense and other employee-related compensation and benefit expenses in the third quarter of 2011. As a percentage of revenues, these expenses decreased to 6.4% for the three months ended September 30, 2011 from 7.2% for the three months ended September 30, 2010.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment increased to $0.4 million for the three months ended September 30, 2011 from $0.3 million for the three months ended September 30, 2010. Gains from the sale of property and equipment are the result of routine sales of property and equipment that are no longer useful or valuable to our ongoing operations.

        Interest expense.    Interest expense decreased to less than $0.1 million for the three months ended September 30, 2011 from $0.4 million for the three months ended September 30, 2010. The reduction in the balance of our term loan resulted in a decrease of $0.1 million in interest expense and net adjustments to the amounts payable to the Internal Revenue Service ("IRS") for interest computed under its look-back method for completed long-term contracts resulted in a decrease of $0.2 million.

        Provision for income taxes.    The provision for income taxes was $2.3 million for the three months ended September 30, 2011, with an effective tax rate of 35.3%, compared to a provision of $1.9 million for the three months ended September 30, 2010, with an effective tax rate of 32.6%. The increase in our overall effective tax rate for the three months ended September 30, 2011 was primarily due to discrete tax adjustments recorded during the 2010 period for the recognition of approximately $0.3 million in increased state tax benefits and certain federal tax credits.

        Net income.    Net income for the three months ended September 30, 2011 increased to $4.2 million from $3.9 million for the three months ended September 30, 2010, for the reasons stated above.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three months ended September 30,
	2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$170,849	81.2%	$118,206	77.4%
Commercial & Industrial	39,640	18.8	34,561	22.6

Total	$210,489	100.0	$152,767	100.0

Operating income (loss):
Transmission & Distribution	$11,273	6.6	$8,862	7.5
Commercial & Industrial	1,603	4.0	1,610	4.7

Total	12,876	6.1	10,472	6.9
Corporate	(6,242)	(2.9)	(4,265)	(2.8)

Consolidated	$6,634	3.2%	$6,207	4.1%

Transmission & Distribution

        Revenues for our T&D segment for the three months ended September 30, 2011 were $170.8 million compared to $118.2 million for the three months ended September 30, 2010, an increase of $52.6 million, or 44.5%. The increase in revenues was primarily the result of an increase in revenues from several large transmission projects as well as a small increase in distribution revenues. Storm work in the distribution market contributed approximately $12.7 million to revenues in the three months ended September 30, 2011, compared to $3.4 million for the three months ended September 30, 2010.

        Operating income for our T&D segment for the three months ended September 30, 2011 was $11.3 million compared to $8.9 million for the three months ended September 30, 2010, an increase of approximately $2.4 million, or 27.2%. As a percentage of revenues, operating income for our T&D segment decreased to 6.6% for the three months ended September 30, 2011 from 7.5% for the three months ended September 30, 2010. The decrease in operating income as a percentage of revenues was primarily attributable to an increase of approximately $1.9 million, or 1.1% of revenue, in insurance expense. The increased insurance expense was largely attributable to an increase in insurance reserves related to the development of a few claims from prior years. In addition, operating income was negatively affected by the under-utilization of certain fleet assets at the beginning of the quarter, as we were in the early stages of several of our large transmission projects, which generally require lower utilization of our fleet assets and more use of subcontractor services. Storm work in the distribution market is normally performed at higher margins than our other distribution work; however, much of the storm work that was performed this quarter was done under MSAs, resulting in margins that were only slightly higher than our typical distribution work.

Commercial & Industrial

        Revenues for our C&I segment for the three months ended September 30, 2011 were $39.7 million compared to $34.6 million for the three months ended September 30, 2010, an increase of $5.1 million, or 14.7%. The increase in revenues was due to increases in revenues on projects of all sizes.

        Operating income for our C&I segment for the three months ended September 30, 2011 was $1.6 million, which was consistent with the three months ended September 30, 2010. Operating income as a percentage of revenues for our C&I segment decreased to 4.0% for the three months ended September 30, 2011 from 4.7% for the three months ended September 30, 2010. The decrease in operating income as a percentage of revenues was primarily attributable to an allocated increase of approximately $0.4 million in insurance expense.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

        Revenues.    Revenues increased $104.2 million, or 23.6%, to $546.1 million for the nine months ended September 30, 2011 from $441.9 million for the nine months ended September 30, 2010. Revenues in the T&D segment increased $99.8 million and C&I segment revenues increased $4.4 million. Storm work in the distribution market contributed approximately $23.7 million in the nine months ended September 30, 2011, compared to $12.8 million for the nine months ended September 30, 2010.

        Gross profit.    Gross profit increased $12.0 million, or 24.6%, to $60.9 million for the nine months ended September 30, 2011 from $48.9 million for the nine months ended September 30, 2010. The increase was due to the increase in sales volume. Gross margin increased to 11.2% for the nine months ended September 30, 2011 from 11.1% for the nine months ended September 30, 2010. Gross margin increased due to increases in contract margins on transmission projects of approximately $4.0 million as a result of increased productivity levels, cost efficiencies, added work and effective contract management. The large transmission projects, which generated above-normal margins in the nine-month period ended September 30, 2011, were substantially completed in the second quarter. The increases in gross margin were largely offset by a decrease in gross margin on C&I projects, increased insurance expense in the third quarter and the under-utilization of certain fleet assets.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased approximately $8.5 million, or 26.2%, to $41.2 million for the nine months ended September 30, 2011 from $32.6 million for the nine months ended September 30, 2010. The increase was primarily due to expenses related to the increased number of support personnel and increases in group medical insurance expense and other employee-related compensation and benefit costs in the first nine months of 2011, coupled with the first quarter 2010 one-time elimination of a $1.6 million severance liability as a result of amending the employment agreements of our six executive officers, which had the effect of decreasing selling, general and administrative expenses recognized in that period. As a percentage of revenues, these expenses increased to 7.5% for the nine months ended September 30, 2011 from 7.4% for the nine months ended September 30, 2010.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment remained consistent at $0.7 million for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010. Gains from the sale of property and equipment are the result of routine sales of property and equipment that are no longer useful or valuable to our ongoing operations.

        Interest expense.    Interest expense decreased to $0.5 million for the nine months ended September 30, 2011 from $0.8 million for the nine months ended September 30, 2010 primarily due to the reduction in the balance of our term loan and also due net adjustments to the amounts payable to the IRS for interest computed under the its look-back method for completed long-term contracts.

        Provision for income taxes.    The provision for income taxes was $7.3 million for the nine months ended September 30, 2011, with an effective tax rate of 37.1%, compared to a provision of $5.8 million for the nine months ended September 30, 2010, with an effective tax rate of 36.8%. The increase in our overall effective tax rate for the nine months ended September 30, 2011 was primarily due to discrete tax adjustments recorded during the 2010 period for the recognition of approximately $0.3 million in increased state tax benefits and certain federal tax credits upon the completion of our 2009 income tax return, which was offset somewhat by a reduction in income taxes of $0.1 million in 2011 from amending prior year returns to include the Research and Development tax credit.

        Net income.    Net income for the nine months ended September 30, 2011 increased to $12.4 million from $10.0 million for the nine months ended September 30, 2010, for the reasons stated above.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment in thousands of dollars, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Nine months ended September 30,
	2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$428,536	78.5%	$328,803	74.4%
Commercial & Industrial	117,557	21.5	113,138	25.6

Total	$546,093	100.0	$441,941	100.0

Operating income (loss):
Transmission & Distribution	$36,648	8.6	$23,754	7.2
Commercial & Industrial	3,279	2.8	5,558	4.9

Total	39,927	7.3	29,312	6.6
Corporate	(19,683)	(3.6)	(12,556)	(2.8)

Consolidated	$20,244	3.7%	$16,756	3.8%

Transmission & Distribution

        Revenues for our T&D segment for the nine months ended September 30, 2011 were $428.5 million compared to $328.8 million for the nine months ended September 30, 2010, an increase of $99.8 million, or 30.3%. The increase in revenues was mostly the result of an increase in revenues from several large and many small transmission projects. Storm work in the distribution market contributed approximately $23.7 million in the nine months ended September 30, 2011, compared to $12.8 million for the nine months ended September 30, 2010.

        Revenues from transmission projects represented 71.3% and 66.3% of T&D segment revenue for the nine months ended September 30, 2011 and 2010, respectively. Additionally, for the nine months ended September 30, 2011, measured by revenue in our T&D segment, we provided 43.7% of our T&D services under fixed-price contracts, as compared to 27.4% for the nine months ended September 30, 2010.

        Operating income for our T&D segment for the nine months ended September 30, 2011 was $36.6 million compared to $23.8 million for the nine months ended September 30, 2010, an increase of approximately $12.8 million, or 54.3%. The increase was primarily due to higher volume and higher margins, and was partially offset by underutilization of our fleet assets and the increased insurance expense in the third quarter. As a percentage of revenues, operating income for our T&D segment increased to 8.6% for the nine months ended September 30, 2011 from 7.2% for the nine months ended September 30, 2010. The increase in operating income, as a percentage of revenues, was mostly attributable to an overall increase in transmission margins of approximately $4.0 million which was largely due to a few large transmission contracts which generated above-normal margins and were substantially completed in the second quarter. In addition, margins on small and medium-sized transmission projects improved in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Storm work in the distribution market is normally performed at higher margins than our other distribution work; however, much of the storm work that was performed in the first nine months of 2011 was done under MSAs, resulting in margins that were only slightly higher than our typical distribution work.

Commercial & Industrial

        Revenues for our C&I segment for the nine months ended September 30, 2011 were $117.6 million compared to $113.1 million for the nine months ended September 30, 2010, an increase of $4.4 million or 3.9%. The increase in revenues was mainly due to an increase in revenues from small and medium-sized projects, offset by fewer large projects under construction in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The C&I segment continues to see strong competition for the limited large projects available in the market.

        For the nine months ended September 30, 2011, measured by revenue in our C&I segment, we provided 58.2% of our services under fixed-price contracts, as compared to 27.9% for the nine months ended September 30, 2010.

        Operating income for our C&I segment for the nine months ended September 30, 2011 was $3.3 million compared to $5.6 million for the nine months ended September 30, 2010, a decrease of $2.3 million, or 41.0%. As a percentage of revenues, operating income for our C&I segment decreased to 2.8% for the nine months ended September 30, 2011 from 4.9% for the nine months ended September 30, 2010. The decrease in operating income as a percentage of revenues in the C&I segment was mainly attributable to decreased margins on small and medium-sized projects of approximately $3.7 million, which were partially offset by increased margins on a few large projects of approximately $1.7 million. This decrease was mostly the result of lower overall margins due to pricing pressures over the past year, as well as margin adjustments due to cost inefficiencies and higher material costs. In addition, the decrease in operating income as a percentage of revenue was also attributable to the allocated increase in insurance expense in the third quarter of $0.4 million.

Liquidity and Capital Resources

        As of September 30, 2011, we had positive working capital of $53.3 million, which includes cash and cash equivalents of $17.5 million and current debt of $20.0 million, consisting of a $10.0 million term loan and $10.0 million in borrowings under our $75.0 million revolving credit line. We also had approximately $17.2 million in letters of credit outstanding under the revolving credit line, leaving $47.8 million in borrowing availability. During the nine months ended September 30, 2011, consolidated operating activities of our business used $4.7 million of cash, compared to providing $12.3 million for the nine months ended September 30, 2010, due to significantly increased transmission work and increased distribution storm work, which require substantial working capital. Cash flow from operations is primarily influenced by demand for our services, operating margins and working capital changes. We had construction materials inventory of $2.8 million at September 30, 2011, which consisted of project materials which will be used in construction in the next few months. We used net cash in investing activities of $33.4 million, substantially all of which was used for capital expenditures in our T&D segment. We used net cash for financing activities of $7.0 million, primarily for $20.0 million in prepayments in the first quarter on our term loan, which were partially offset by $10.0 million in borrowings on our revolving credit line in the third quarter and $3.0 million net cash received from the exercise of stock options and the related tax benefits.

        The changes in various working capital accounts (such as: accounts receivable, including retention; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts) are due to normal timing fluctuations in our operating activities. In particular, the gross amount of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts used cash of $36.0 million during the nine months ended September 30, 2011, compared to using cash of $8.0 million in the nine months ended September 30, 2010, largely due to the increased transmission activity and distribution storm work in the last few months of the third quarter. We typically experience higher working capital needs in the early stages of projects, when cash is being used on personnel, equipment, supplies and other project costs prior to cash flow being received from the customer. As the project progresses, the working capital needs typically stabilize or decrease as cash flow from customers begins to meet or exceed cash outlaid for operating expenses.

        We anticipate that our cash and cash equivalents on hand, our $47.8 million borrowing availability under the Credit Agreement as of September 30, 2011, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures. We expect that our aggregate capital expenditures in 2011 will be approximately $40 million, which are higher than our 2010 capital spending, in part to satisfy equipment needs related to the commencement of several large projects. Although we believe that we have adequate cash and availability under our credit facility to meet these needs, our involvement in large-scale initiatives to rebuild the United States electric power grid may require additional working capital, depending upon the size and duration of the project and the financial terms of the underlying agreement.

Debt Instruments

        On August 31, 2007, we entered into an agreement for a $125.0 million senior secured credit facility which provides for a $75.0 million revolving credit line (which may be increased or decreased in accordance with the terms of the related credit agreement) and a $50.0 million term loan facility. At our option, borrowings under the Credit Agreement bear interest at either (1) the greater of a prime rate or the federal funds rate plus a spread based upon our leverage ratio or (2) an adjusted London Interbank Offered Rate ("LIBOR") plus a spread based upon our leverage ratio. There was a $10.0 million term loan outstanding under the facility, which was classified as current at September 30, 2011 because the Credit Agreement expires in less than twelve months. There was $10.0 million outstanding under our revolving credit line as of September 30, 2011. The term loan was accruing interest at 1.125% (which was equal to an adjusted one-month LIBOR plus a spread of 1.0%) as of September 30, 2011. The amount outstanding under the revolving credit line was accruing interest at 3.25% as of September 30, 2011, and was converted to the lower adjusted LIBOR rate effective October 4, 2011. As of September 30, 2011, we had approximately $17.2 million outstanding in two letters of credit, which reduced our borrowing capacity under the revolving credit line. We had $47.8 million available under the Credit Agreement as of September 30, 2011. The Credit Agreement expires on August 31, 2012. We intend to refinance this debt prior to its maturity with newly issued debt.

        The terms of the Credit Agreement require, among other things, that we adhere to a maximum leverage ratio and maintain a minimum EBITDA-based interest coverage ratio, both of which are defined under the Credit Agreement and determined on a rolling four consecutive quarter basis. The EBITDA-based interest coverage ratio covenant requires us to have a ratio of EBITDA to interest expense of not less than 3.0 to 1.0. We are also required to have a leverage ratio of no more than 3.0 to 1.0. As of September 30, 2011, our interest coverage ratio was in excess of 68.0 to 1.0 and our leverage ratio was less than 1.0 to 1.0, both within the required covenant levels permitted under the Credit Agreement.

        The Credit Agreement also includes other specific limits or restrictions on additional indebtedness, liens and capital expenditure activity. Our obligations under the Credit Agreement are secured by a lien on all of our property (including the capital stock of our subsidiaries) other than any property subject to a certificate of title, subject to a lease or similar interest and our real property and fixtures. As of September 30, 2011, we were in compliance with all applicable debt covenants.

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

Purchase Commitments for Construction Equipment

        As of September 30, 2011, we had approximately $7.0 million in outstanding purchase obligations for certain construction equipment to be paid with the cash outlay anticipated to occur over the next six months.

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

        At September 30, 2011 the Company had two outstanding irrevocable standby letters of credit for $15.0 million related to the Company's payment obligation under its insurance programs and approximately $2.2 million related to contract performance obligations.

Surety Bonds

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of September 30, 2011, an aggregate of approximately $912.3 million in original face amount of bonds issued by the surety were outstanding with a remaining $506.0 million in bonded backlog to be recognized as revenue, which represented approximately 70.1% of our backlog.

Concentration of Credit Risk

        We grant trade credit under normal payment terms, generally without collateral, to our customers, which include electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2011, one customer represented approximately 11.3% of total consolidated accounts receivable (excluding the impact of allowance for doubtful accounts). No other customer represented more than 10.0% of our total consolidated accounts receivable as of September 30, 2011. For the nine months ended September 30, 2011, we had no customers from which revenues individually exceeded 10.0% of our total consolidated revenues. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

New Accounting Pronouncements

        For a discussion regarding new accounting pronouncements, please refer to Note 1, "Organization, Business, Basis of Presentation—Recently Issued Accounting Pronouncements" in the accompanying Notes to Consolidated Financial Statements.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" included in our 2010 Annual Report.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of September 30, 2011, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the nine months ended September 30, 2011 and 2010, including derivative financial instruments used for trading or speculation on changes in interest rates or commodity prices of materials used in our business.

        Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, the federal funds rate and LIBOR. If we borrow additional amounts under the Credit Agreement, the interest rate on those borrowings will also be variable. If the prime rate, federal funds rate or LIBOR rise, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. As of September 30, 2011, we had $20 million of borrowings outstanding under the Credit Agreement. An increase or decrease of 0.125% in the interest rate would have the effect of changing our interest expense by $25,000 per year.

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

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
101.1
The following materials from MYR Group's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) the Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2011 and 2010; (iv) Notes to Consolidated Financial Statements, tagged as blocks of text; and (v) document and entity information. *

†
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

MYR GROUP INC. (Registrant)

November 8, 2011	/s/ MARCO A. MARTINEZ Vice President, Chief Financial Officer and Treasurer