Form 10-K
period 2011-12-31
MYR GROUP INC.
filed 2012-03-07
CIK 700923

Use these links to rapidly review the document

Item 8. Consolidated Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the outstanding common equity held by non-affiliates of the registrant was approximately $464.0 million, based upon the closing sale price of the common stock on such date as reported by the NASDAQ Global Market (for purposes of calculating this amount, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the registrant have been deemed affiliates).

          As of February 29, 2012 there were 20,425,576 shares of the registrant's $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "SEC") in connection with its 2012 annual meeting of stockholders to be held on May 2, 2012, are incorporated into Part III hereof.

MYR GROUP INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

PART I

Item 1.    Business

General

        MYR Group Inc. is a holding company of specialty electrical construction service providers that was established in 1995 through the merger of long-standing specialty contractor franchises. Through our subsidiaries, we have served the utility infrastructure markets since 1891. Our operations are currently conducted by six subsidiaries: The L. E. Myers Co.; Harlan Electric Company; Hawkeye Construction, Inc.; Great Southwestern Construction, Inc.; Sturgeon Electric Company, Inc. and MYR Transmission Services, Inc. Through our operating subsidiaries, we provide electrical construction services with a network of local offices located throughout the continental United States. We provide a broad range of services which includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair.

        Our principal executive offices are located at Three Continental Towers, 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008-4210. The telephone number of our principal executive offices is (847) 290-1891.

        In 2006, substantially all of our capital stock was owned by ArcLight Capital and its affiliates. Through a private placement in 2007, we completed the sale of our common stock to qualified institutional buyers, non-U.S. persons and accredited investors. Subsequently, we publicly registered our common stock and since September 9, 2008, our common stock has been traded on the NASDAQ Global Market.

Reportable Segments

        We are a leading specialty contractor serving the electrical infrastructure market in the United States. We manage and report our operations through two industry segments: Transmission and Distribution ("T&D") and Commercial and Industrial ("C&I") electrical contracting services.

        Transmission and Distribution segment.    We have operated in the T&D industry since 1891. We are one of the largest national contractors servicing the T&D sector of the United States electric utility industry. Our T&D customers include electric utilities, private developers, cooperatives, municipalities and other transmission owners. We provide a broad range of services which includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. Our T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems. We also provide emergency restoration services in response to hurricane, ice or other storm-related damage.

        In our T&D segment, we generally serve the electric utility industry as a prime contractor. We have long-standing relationships with many of our T&D customers who rely on us to construct and maintain reliable electric and other utility infrastructure. We provide many services to our customers under multi-year master service agreements ("MSAs") and other variable-term service agreements. We generally focus on managing our profitability by: (1) selecting projects we believe will provide attractive margins, (2) actively monitoring the costs of completing our projects, (3) holding customers accountable for costs related to changes to contract specifications and (4) rewarding our employees for keeping costs under budget.

        Commercial and Industrial segment.    We have provided electrical contracting services for C&I construction in the western United States since 1912. These C&I services are generally focused on the Arizona and Colorado regional markets where we have achieved sufficient scale to deploy the level of resources necessary to achieve what we believe are leading market shares. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, casinos, arenas, convention centers, manufacturing plants, processing facilities and transportation control and management systems.

        In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry, but also contract directly with facility owners. We have a diverse customer base with many long-standing relationships.

        Additional financial information related to our business segments is provided under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 17 to our Consolidated Financial Statements.

Customers

        For the year ended December 31, 2011, our top 10 customers accounted for 58.1% of our revenues, and no customer accounted for more than 10.0% of total revenues. For the year ended December 31, 2010, our top 10 customers accounted for 61.6% of our revenues, of which our largest customers were Dominion Resources, Inc. and National Grid, accounting for 19.3% and 10.6% of our revenues, respectively. For the year ended December 31, 2009, our top 10 customers accounted for 55.0% of our revenues, of which our largest customer was Dominion Resources, Inc. accounting for 12.5% of our revenues. No other single customer accounted for more than 10.0% of our total annual revenues in the years ending December 31, 2010 and 2009. Our largest customers are generally our electric utility customers, which we believe are of a high credit quality.

        Our T&D customers include investor-owned utilities, municipal utilities, cooperatives, federally-owned utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. Our C&I customer base includes general contractors, commercial and industrial facility owners, local governments and developers in our target markets. We have long-standing relationships with many of our customers, particularly in our T&D segment, and we cultivate these relationships at all levels of our organization from senior management to project supervisors. We seek to build upon existing customer relationships to secure additional projects so as to increase revenue from our current customer base. Many of our customer relationships originated decades ago and are maintained through a partnering approach, which includes project evaluation and consulting, quality performance, performance measurement and direct customer contact. At both a senior and operating unit level, management also maintains a parallel focus on pursuing growth opportunities with prospective customers. In addition, our senior management and our operating unit management teams promote and market our services for prospective large-scale projects and national accounts. We believe that our industry experience, technical expertise, customer relationships and emphasis on safety and customer service are factors that contribute to us being retained by existing and new customers.

        For the years ended December 31, 2011, 2010 and 2009, revenues derived from T&D customers accounted for 79.7%, 74.9% and 74.3% of our total revenues, respectively. For the years ended December 31, 2011, 2010 and 2009, revenues derived from C&I customers accounted for 20.3%, 25.1% and 25.7% of our total revenues, respectively.

Types of Service Arrangements and Bidding Process

        We enter into contracts principally through a competitive bid process. Although there is considerable variation in the terms of the contracts we undertake, our contracts are primarily structured as either fixed-price or unit-price agreements, pursuant to which we agree to do the work for a fixed amount for the entire project or for the particular units of work performed, respectively. We also enter into time-and-equipment contracts under which we are paid for labor and equipment at negotiated hourly billing rates and for other expenses, including materials, as incurred. In addition, we obtain time-and-materials contracts under which we are paid for labor at negotiated hourly billing rates and for other expenses, including materials, as incurred. Finally, we sometimes enter into cost-plus contracts, where we are paid for our costs plus a negotiated margin. On occasion, time-and-equipment, time-and-materials and cost-plus contracts require us to include a guaranteed not-to-exceed maximum price.

        Fixed-price and unit-price contracts typically have the highest potential margins; however, they hold a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have less margin upside, but generally have a lower risk of cost overruns. Work in our T&D segment is generally completed under fixed-price, time-and-materials, time-and-equipment, unit-price and cost-plus agreements. C&I work is typically performed under fixed-price, time-and-materials, cost-plus, and unit-price agreements. Fixed-price contracts accounted for 50.3% of total revenue for the year ended December 31, 2011, including 49.1% of our total revenue for our T&D segment and 55.2% of our total revenue for our C&I segment.

        Our engineering, procurement and construction ("EPC") contracts are typically fixed-price. We may act as the prime contractor for an EPC project where we perform the procurement and construction functions but use a subcontractor to perform the engineering component, or we may use a subcontractor for both engineering and procurement functions. We may also act as a subcontractor on an EPC project to an engineering or construction management firm. When acting as a subcontractor for an EPC project, we typically provide construction services only, although we may also perform both the construction and procurement functions.

        Our T&D segment also provides services under MSAs that cover maintenance, upgrade and extension services, as well as new construction. Work performed under MSAs is typically billed on a unit-price, time-and-materials or time-and-equipment basis. MSAs are typically one to three years in duration; however, most of our contracts, including MSAs, may be terminated by our customers or by us on short notice, typically 30 to 90 days. Under MSAs, customers generally agree to use us for certain services in a specified geographic region. Most MSA customers have no obligation to assign specific volumes of work to us and are not required to use us exclusively, although in some cases they are subject to our right of first refusal. Many of our contracts, including MSAs, are open to public bid at expiration and generally attract numerous bidders.

        A portion of the work we perform requires performance and payment bonds at the time of execution of the contract. Contracts generally include retention provisions pursuant to which 5% to 10% is withheld from each progress payment as retainage until the contract work has been completed and approved.

Materials

        Except where an EPC contract is involved, our T&D customers generally provide the majority of the materials and supplies necessary to carry out our contracted work. For our C&I contracts, we usually procure the necessary materials and supplies. We are not dependent on any one supplier for materials or supplies.

        Demand for transmission products and services could strain production resources and thus could create significant lead-time for obtaining such items as large transformers, transmission structures, poles and wire. Our transmission project revenues could be significantly reduced or delayed due to the difficulty that we, or our customers, may experience in obtaining required materials.

Subcontracting

        We are the prime contractor for the majority of our T&D projects. We may use subcontractors to perform portions of our contracts and to manage workflow, particularly for design, engineering, procurement and some foundation work. We often work with subcontractors who are sole proprietorships or small business entities. Subcontractors normally provide their own employees, vehicles, tools and insurance coverage. We are not dependent on any single subcontractor. Contracts with subcontractors often contain provisions limiting our obligation to pay the subcontractor if our client has not paid us. We hold our subcontractors responsible for their work or delays in performance. On larger projects we may require surety bonding from subcontractors, where we deem appropriate, based on the risk involved. We occasionally perform work as a subcontractor, and we may elect to do so from time-to-time on larger projects in order to manage our execution risk on certain projects.

        The majority of our work in our C&I segment is done as a subcontractor to a general contractor.

Competition

        Our business is highly competitive in both our T&D and C&I segments. Competition in both of our business segments is primarily based on the price of the construction services rendered and upon the reputation for quality, safety and reliability of the contractor rendering these services. The competition we encounter can vary depending upon the type of construction services to be rendered and the locations where such services are to be rendered. The current economic environment has had an impact on the competition that we face, as fewer construction projects have led to increased competition for projects being bid. We also believe that the number of competitors in our industry has increased since the economic downturn as some engineering, construction and general contractors, who historically have not competed with us, now bid on some projects in our industry.

        We believe that the principal competitive factors that customers consider in our industry are:

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

        There are a number of barriers to entry into the transmission services business including the cost of equipment and tooling necessary to perform transmission work, the availability of qualified labor, the scope of typical transmission projects and the technical, managerial and supervisory skills necessary to complete the job. Larger transmission projects generally require specialized heavy duty equipment as well as strong financial resources to meet the cash flow, bonding, or letter of credit requirements of these projects. These factors sometimes reduce the number of potential competitors on these projects. The number of firms that generally compete for any one significant transmission infrastructure project varies greatly depending on a number of factors, including the size of the project, its location and the bidder qualification requirements imposed upon contractors by the customer. Many of our competitors restrict their operations to one geographic area while others operate nationally.

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

Project Bonding Requirements

        Historically, approximately 20.0% to 40.0% of our annual volume of business requires performance bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. As of December 31, 2011, we had approximately $708.6 million in original face amount of surety bonds outstanding for projects in our

T&D segment and $172.5 million for projects in our C&I segment. Our estimated remaining cost to complete these bonded projects for both segments was approximately $474.5 million as of December 31, 2011. As of December 31, 2010, we had approximately $464.4 million in original face amount of surety bonds outstanding for projects in our T&D segment and $151.8 million for projects in our C&I segment. Our estimated remaining cost to complete the bonded projects for both segments was approximately $246.7 million as of December 31, 2010. The increase in bonding in 2011 is mostly due to an increase in large projects. The ability to post surety bonds provides us with a competitive advantage over smaller or less financially secure competitors. We believe that the strength of our balance sheet, as well as our strong and long-standing relationship with our bonding provider, enhances our ability to obtain adequate financing and surety bonds.

Backlog

        We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as "backlog." Our definition of backlog may differ from that used by other companies. We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. A customer's intention to award the Company work under a fixed-price contract is not included in backlog unless there is an actual award to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of MSAs that typically have a one- to three-year duration from execution. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to generate in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. See "Item 1A. Risk Factors—Backlog may not be realized or may not result in profits."

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

	Backlog at December 31, 2011
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total Backlog at December 31, 2010
T&D	$612,153	$189,726	$428,994
C&I	80,625	15,709	91,948

Total	$692,778	$205,435	$520,942

        Changes in backlog from period to period are primarily the result of fluctuations in the timing and revenue recognition of contracts. The increase in backlog in 2011 from 2010 was primarily related to several large contracts that were awarded to our T&D segment early in 2011. As publicly announced in 2011, we were one of the contractors selected to perform work on the CAPX2020 project, and we executed a master agreement with Electric Transmission Texas (ETT) for Competitive Renewable Energy Zone (CREZ) work. However, those projects continue to be excluded from backlog at December 31, 2011 because our scope of work had not been defined or terms agreed upon, and therefore those contracts did not meet our backlog criteria. Subsequent to December 31, 2011, the master agreement with ETT was cancelled because commercial terms could not be agreed upon.

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

Equipment

        Our long history in the T&D industry has allowed us to be instrumental in designing much of the specialty tools and equipment used in the industry, including wire pullers, wire tensioners and aerial devices. We operate a fleet of owned and leased trucks and trailers, support vehicles, bulldozers, bucket trucks, digger derricks and cranes and specialty construction equipment, such as wire pullers and wire tensioning machines. We also rely on specialized tooling, including stringing blocks, wire grips and presses. Our fleet includes over 5,000 pieces of equipment, including approximately 2,700 pieces of specialty equipment. The standardization of our trucks and trailers allows us to minimize training, maintenance and parts costs. Our fleet group is staffed by over 100 mechanics and equipment managers, and we operate 14 maintenance shops throughout the United States to service our fleet. Our ability to internally service our fleet in various markets often allows us to reduce repair costs and the time equipment is out of service by eliminating both the need to ship equipment long distances for repair and dependence on third party maintenance providers. Our maintenance shops are also able to modify standard construction equipment to meet the specific needs of our specialty applications. We are a final-stage manufacturer for several configurations of our specialty vehicles, and, in the event that a particular piece of equipment is not available to us, we can build the component on-site, which reduces our reliance on our equipment suppliers.

        Our fleet of equipment is managed by our centralized fleet management group. Since our fleet is highly mobile, we typically have the ability to shift resources from region-to-region quickly and to effectively respond to customer needs or major weather events. Our centralized fleet management group is designed to enable us to optimize and maintain our equipment to achieve the highest equipment utilization which helps to maintain a competitive position with respect to our equipment costs. We develop internal equipment rates which provide our business units with appropriate pricing levels to estimate their bids for new projects more accurately. We also involve our business units in prioritizing the use of our fleet assets. The fleet management group also manages the procurement of additional equipment through our capital budget, operating leases and short-term rentals. All of these factors are critical in meeting our customers' needs while allowing us to operate efficiently and to improve margins. Over the last few years, we have increased capital expenditures on our fleet and we believe these increases will reduce our operating costs over the long-term.

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

  •
  special bidding and procurement requirements on government projects; and

  •
  local laws and government acts regulating work on protected sites.

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

Environmental Matters

        As a result of our construction, maintenance and repair services, we are subject to numerous federal, state and local environmental laws and regulations governing our operations, including the use, transport and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which hazardous substances or wastes were discharged by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or otherwise use our properties in certain ways such as collateral for possible financing. We could also be held liable for significant penalties and damages under certain environmental laws and regulations, which could materially and adversely affect our business and results of operations.

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

Employees

        We seek to attract and retain highly qualified hourly employees by providing a superior work environment through our emphasis on safety, our high quality fleet of equipment, and our competitive compensation. The number of individuals we employ varies significantly throughout the year, typically with lower staffing levels at year end and through the winter months when fewer projects are active. The number of hourly employees fluctuates depending on the number and size of projects at any particular time. As of December 31, 2011, we had approximately 3,000 employees, consisting of approximately 500 salaried employees including executive officers, district managers, project managers, superintendents, estimators, office managers, and staff and clerical personnel, and approximately 2,500 hourly employees. Approximately 88% of our hourly-rated employees were members of unions, with the majority being members of the International Brotherhood of Electrical Workers ("IBEW"), AFL-CIO, who are represented by many local unions under agreements with generally uniform terms and varying expiration dates. We generally are not direct parties to such local agreements, but instead these agreements are entered into by and between the IBEW local unions and the National Electrical Contractors Association ("NECA"), of which we are a member. NECA negotiates the terms of these agreements on our behalf. On occasion we will also employ individuals who are members of other trade unions pursuant to multi-employer, multi-union project agreements.

Executive Officers

Name	Age	Position
William A. Koertner	62	Chairman, President and Chief Executive Officer
Gerald B. Engen, Jr.	60	Senior Vice President, Chief Legal Officer and Secretary
Paul J. Evans	44	Vice President, Chief Financial Officer and Treasurer
John A. Fluss	60	Group Vice President
William H. Green	68	Senior Vice President
Richard S. Swartz, Jr.	48	Senior Vice President and Chief Operating Officer

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

        Paul J. Evans joined the Company as vice president, chief financial officer and treasurer in January 2012. Since 2010, Mr. Evans was President and Chief Executive Officer of Conex Energy, a renewable energy company. From 2002 until 2009, Mr. Evans was with NorthWestern Energy, an investor-owned utility, and served as its Treasurer and Corporate Officer from 2004 until 2009. Previously, Mr. Evans held corporate operational finance positions at Duke Energy North America, NRG Energy, and McClane Company, Inc.

        John A. Fluss joined us in 1973 and has served as group vice president since 2002. Mr. Fluss has held a number of positions during his 37 years of employment with us, including vice president of line operations, district manager and district estimator.

        William H. Green has served as senior vice president since May 2011. From December 2003 to May 2011, Mr. Green served as senior vice president and chief operating officer. Prior to December 2003, Mr. Green served as a group vice president.

        Richard S. Swartz, Jr. has served as senior vice president and chief operating officer since May 2011. Mr. Swartz served as senior vice president from August 2009 to May 2011. Mr. Swartz served as a group vice president from 2004 to 2009. Prior to becoming a group vice president, Mr. Swartz served as vice president of our transmission & distribution central division from 2002 to 2004. Mr. Swartz has held a number of additional positions since he joined us in 1982, including project foreman, superintendent, project manager and district manager.

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

        Among other factors, our results may be materially and adversely affected by:

  •
  the timing and volume of work under contract;

  •
  regional and general economic conditions and the current condition of the financial markets;

  •
  the spending patterns of customers and governments;

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

Demand for our services is cyclical and vulnerable to industry downturns and regional and national downturns.

        The demand for infrastructure construction and maintenance services from our customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the industries we serve as well as the United States economy in general. If the level of economic activity is below historic norms, or if the economic activity in the regions that we serve is below historic norms, financing conditions for our industry could be adversely affected and our customers may delay commencement of work on, or cancel, new projects or maintenance activity on existing projects or may outsource less work to contractors such as ourselves. A number of other factors, including financing conditions for the industry and customer financial conditions, could adversely affect our customers' ability or willingness to fund capital expenditures. As a result of these factors, demand for our services could decline substantially for extended periods, particularly during economic downturns.

Our industry is highly competitive.

        Our industry is served by numerous small, owner-operated private companies as well as several large national and regional companies that may have financial, technological and human resources that exceed our own. Relatively few barriers prevent entry into the C&I market and the distribution market. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors in those areas. Additionally, increased spending on public projects funded by the Federal government may also encourage additional competitors to enter the markets that we serve, resulting in increased competition and lower gross margins. Competition in the industry depends on a number of factors, including price. Some of our competitors, including our competitors in the transmission market, may have lower overhead cost structures and, therefore, may be able to provide their services at lower rates than ours. In addition, some of our competitors may have greater resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the markets we serve or maintain our customer base at current levels. We also may face competition from in-house service organizations of our existing or prospective customers. Electric power providers often employ personnel to internally perform some of the same types of services we do. We cannot be certain that our existing or prospective customers will continue to outsource services in the future.

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

        In addition, if our customers are constrained in their ability to obtain capital, it could reduce the number or size of projects available to us. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business.

Many of our contracts may be canceled upon short notice and we may be unsuccessful in replacing our contracts if they are canceled or as they are completed or expire.

        Many of our customers have the ability to cancel their contracts with us on short notice, typically 30 to 90 days, even if we are not in default under the contract. Certain of our customers assign work to us on a project-by-project basis under MSAs. Under these agreements, our customers often have no obligation to assign a specific amount of work to us. Our operations could decline significantly if the anticipated volume of work is not assigned to us or is cancelled. Many of our contracts, including our MSAs, are opened to public bid at the expiration of their terms. There can be no assurance that we will be the successful bidder on our existing contracts that come up for re-bid.

Backlog may not be realized or may not result in profits.

        Backlog is difficult to determine accurately and different companies within our industry may define backlog differently. Most contracts, including MSAs, may be terminated on short notice, typically 30 to 90 days. Reductions in backlog due to cancellation by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts in backlog. In the event of a project cancellation, we typically have no contractual right to the total revenues reflected in our backlog. Projects may remain in backlog for extended periods of time. The timing of contract awards and duration of large new contracts can significantly affect backlog reporting. Given these factors and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot assure you as to our customers' requirements or our estimates of backlog. See "Item 1. Business—Backlog" for a discussion on how we calculate backlog for our business.

Our business growth could outpace the capability of our internal resources.

        Our internal resources may not be adequate to support our operations as they expand, particularly if we are awarded a significant number of awards in a short time period. A large project may require hiring additional qualified personnel, such as engineers, project managers, field supervisors, linemen and safety personnel, the supply of which may not be sufficient to meet our demands.

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

        We use subcontractors to perform portions of our contracts and to manage workflow, particularly for design, engineering, procurement and some foundation work. Although we are not dependent upon any single subcontractor, general market conditions may limit the availability of subcontractors on which we rely to perform portions of our contracts.

        Successful completion of our contracts may depend on whether our subcontractors successfully fulfill their contractual obligations. If our subcontractors fail to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to incur additional costs and provide additional services in order to make up such shortfall. Our subcontractors may fail to comply with the completion dates and quality standards contained in their contracts with us.

We depend on suppliers to procure material for our projects.

        We rely on suppliers to obtain the necessary materials on certain projects. Demand for transmission products and services could strain production resources and thus could create significant lead-time for obtaining such items as large transformers, transmission structures, poles and wire. Our transmission project revenues could be significantly reduced or delayed due to the difficulty that we, our suppliers, or our customers, may experience in obtaining required materials.

Our participation in joint ventures and other projects with third parties may expose us to liability for failures of others.

        We may enter into joint venture or other strategic arrangements with other parties as part of our business operations. Success on a jointly performed project depends in large part on whether all parties satisfy their contractual obligations. Joint venture partners are generally jointly and severally liable for all liabilities and obligations of the joint venture. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities relating to claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate or agreed upon share of a liability to make up for the partner's shortfall. In addition, if we are unable to adequately address our partner's performance issues, the customer may terminate the project, which could result in legal liability to us, reduce our profit on the project or damage our reputation.

The timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results.

        A substantial portion of our revenues are derived from project-based work that is awarded through a competitive bid process. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in awards of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. This can present difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If an expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments from the customer. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period.

Legislative actions may fail to result in increased demand for our services.

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

        In February 2009, the United States government enacted the American Recovery and Reinvestment Act of 2009 ("ARRA") for the purpose of stabilizing the United States economy through appropriations for various purposes, including investments in electricity delivery and energy reliability. While the ARRA includes appropriations of funds to be used for projects in which we could provide our services, we do not know whether we will benefit from the ARRA. We cannot predict, among other things, the size, location, type, or timing of the projects that will be funded by the ARRA.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously recognized profits.

        As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results from Operations—Critical Accounting Policies" and in the notes to our consolidated financial statements, a significant portion of our revenues is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is commonly used in the construction industry for fixed-price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Penalties are recorded when known or finalized, which generally is during the latter stages of the contract. In addition, we record adjustments to estimated costs of contracts when we believe the change in estimate is probable and the amounts can be reasonably estimated. These adjustments could result in both increases and decreases in profit margins. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings.

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

        In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"), several estimates and assumptions are used by management in determining the reported amounts of assets and liabilities, revenues and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on U.S. GAAP. In some cases, these estimates are particularly difficult to determine, and we must exercise significant judgment. The most significant estimates we use are related to estimates to complete on contracts, insurance reserves, accounts receivable reserves, the recoverability of goodwill and intangibles, and estimates surrounding stock-based compensation. We also may use estimates in our assessment of the useful lives of property and equipment, the valuation allowance on deferred taxes and the provision for income taxes. From time-to-time, we may publicly provide earnings or other forms of guidance, which reflect our predictions about future revenue, operating costs and capital structure, among other factors. These predictions may be impacted by estimates, as well as other factors that are beyond our control and may not turn out to be correct. Actual results for all estimates could differ materially from the estimates and assumptions that we use.

Our reserves for estimated losses related to potential liabilities not covered by insurance may be less than our actual losses.

        Although we maintain insurance policies with respect to automobile liability, general liability, workers' compensation, employers' liability and other coverages, those policies do not cover all possible claims and are subject to certain deductible limits. We also have an employee health care benefit plan for employees not subject to collective bargaining agreements, which is subject to certain deductible limits. Insurance losses are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety programs, and our actual losses may exceed our estimates.

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

        We use suppliers to obtain the necessary materials and subcontractors to perform portions of our services and to manage work flow. In some cases, we pay our suppliers and subcontractors before our customers pay us for the related services. We may pay our suppliers and subcontractors for materials purchased and work performed for customers who fail to pay, or delay paying, us for the related work.

We are unable to predict the impact of economic conditions in the financial markets and the resulting constraints in obtaining financing on our business and financial results.

        Our principal sources of cash come from our operating activities and the availability of bank borrowings under our credit facility, which expires in 2016. Our credit facility contains numerous covenants and requires us to meet and maintain certain financial ratios and other tests. General business and economic conditions may affect our ability to comply with these covenants or meet those financial ratios and other tests, which may limit our ability to borrow under the facility.

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

We extend trade credit to customers for purchases of our services, and in the past we have had, and in the future we may have, difficulty collecting receivables from customers that experience financial difficulties.

        We grant trade credit, generally without collateral, to our customers in our T&D segment, which include investor-owned utilities, independent power producers, municipalities and cooperatives across the United States and in our C&I segment, which include general contractors, commercial and industrial facility owners, local governments and developers located primarily in the western United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the continental United States. Our customers also include special purpose entities that own T&D projects which do not have the financial resources of traditional transmission utility operators. If any of our major customers experience financial difficulties, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in any of our customers' revenues or cash flows could affect our ability to collect amounts due from them.

We derive a significant portion of our revenues from a few customers.

        Our customer base is highly concentrated, with our top ten customers accounting for 58.1% of our revenue for the year ended December 31, 2011. Our revenue could significantly decline if we lose one or more of our significant customers. In addition, revenues generated from contracts with significant customers may vary from period-to-period depending on the timing and volume of work ordered by such customers in a given period and as a result of competition from the in-house service organizations of our customers.

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

        Current or future market conditions, including losses incurred in the construction industry or a decrease in lending activity may have a negative effect on surety providers. These market conditions, as well as changes in our surety providers' assessment of our operating and financial risk, could also cause our surety providers to decline to issue or renew, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in our availability of bonding capacity, we may be unable to compete for, or work on, certain projects.

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

        As of December 31, 2011, approximately 88% of our field labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages would adversely impact our relationships with our customers.

        Additionally, our collective bargaining agreements may require us to participate with other companies in various multi-employer pension plans. To the extent that we participate in any multi-employer pension plans that are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we were to withdraw from them or if they were terminated. Furthermore, the Pension Protection Act of 2006 (the "PPA") imposes additional funding rules applicable to plan years beginning after 2007 for multi-employer pension plans that are classified as either "endangered," "seriously endangered" or "critical" status. For a plan that is classified as being in critical status, additional required employer contributions and/or employee benefit reductions could be applied going forward based on future union wages paid.

        We have been informed that several of the multi-employer pension plans to which our subsidiaries contribute have been labeled with a "critical" or "endangered" status as defined by the PPA. Although we are not currently aware of any potential significant liabilities to us as a result of these plans being classified as being in critical status, our future results could be impacted.

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

We may be unable to perform our obligations under EPC contracts.

        EPC contracts require us to perform a range of services for our customers, some of which we routinely subcontract to other parties. We may also be responsible for obtaining the necessary material and equipment for the project. We believe that these types of contracts will become increasingly prevalent in the T&D industry. In most instances, these contracts require completion of a project by a specific date and the achievement of certain performance standards. If we subsequently fail to meet such dates or standards, we may be held responsible for costs resulting from such failure.

Our business may be affected by seasonal and other variations, including severe weather conditions.

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

        Climate change may create physical and financial risk. Physical risks from climate change could, among other things, include an increase in extreme weather events (such as floods or hurricanes), rising sea levels, decreased arability of farmland, and limitations on water availability and quality. Such extreme weather conditions may limit the availability of resources, driving up the costs of our projects, or may cause projects to be delayed or cancelled.

        Additionally, legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation may also negatively impact our operations. The cost of additional regulatory requirements, such as taxes on greenhouse gases or additional environmental regulation, could impact the availability of goods and increase our costs. The Environmental Protection Agency and other federal and state regulatory bodies have begun taking steps to regulate greenhouse gas emissions, including proposals that would establish greenhouse gas efficiency standards for light duty vehicles. While we do not currently have operations outside of the United States, international treaties or accords could also have an impact on our business to the extent they lead to future federal or state regulations. Compliance with any new laws or regulations regarding the reduction of greenhouse gases could result in significant changes to our operations and a significant increase in our cost of conducting business.

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

        New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial condition and results of operations. In certain instances, we have obtained indemnification or covenants from third parties (including our predecessor owners or lessors) for some or all of such cleanup and other obligations and liabilities. However, such third-party indemnities or covenants may not cover all of our costs.

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

        Most government contracts are awarded through a regulated competitive bidding process. If we were to be successful in being awarded government contracts, significant costs could be incurred by us before any revenues were realized from these contracts. Government agencies may review a contractor's performance, cost structure and compliance with applicable laws, regulations and standards. If government agencies determine through these reviews that costs were improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we engaged in improper activity, we may be subject to civil and criminal penalties. Government contracts are also subject to renegotiation of profit and termination by the government prior to the expiration of the term.

We may fail to integrate future acquisitions successfully.

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

        As of December 31, 2011 we had approximately $46.6 million of goodwill and $10.9 million of net intangible assets recorded on our balance sheet. Goodwill and indefinite-lived intangible assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Although we have not recorded any asset impairment charges in the past, a decline in the estimated results of operations or future cash flows of our reporting units, which are our reportable segments, or an adverse change in market conditions, cost of capital or growth rates could result in an impairment of goodwill or intangible assets.

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

We, or our business partners, may be subject to breaches of information technology systems, which could affect our competitive position or damage the Company's reputation.

        We use our own information technology systems as well as our business partners' systems to maintain certain data and provide reports. Our security measures, and those of our business partners, may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and may result in persons obtaining unauthorized access to Company data or accounts. While we devote significant resources to network security and other security measures to protect our systems and data, these security measures cannot provide absolute security. If an informational technology security breach affects our systems, or results in the unauthorized release of our proprietary information, the Company's competitive situation or its reputation could be damaged.

Provisions in our organizational documents and under Delaware law could delay or prevent a change in control of our company.

        The existence of some provisions in our organizational documents and under Delaware law could delay or prevent a change in control of our company. The provisions in our certificate of incorporation and by-laws that could delay or prevent an unsolicited change in control of our company include a staggered board of directors, board authority to issue preferred stock, and advance notice provisions for director nominations or business to be considered at a stockholder meeting. In addition, Delaware law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal executive offices are located at Three Continental Towers, 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008-4210, the lease term of which expires on January 31, 2020. In addition to our executive offices, our corporate accounting and finance department, corporate information technology department and certain legal and other personnel are located at this facility. As of December 31, 2011, we owned 11 operating facilities and leased many other properties in various locations throughout our service territory. Most of our properties are used as offices or for fleet operations. We believe that our facilities are adequate for our current operating needs. We do not believe that any owned or leased facility is material to our operations and, if necessary, we could obtain replacement facilities for our leased facilities.

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

        We are routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of our present business as well as in respect of our divested businesses. Some of these claims and litigation include claims related to our current services and operations, and asbestos-related claims concerning historic operations of a divested subsidiary of our predecessor. We believe that we have strong defenses to these claims as well as adequate insurance coverage in the event any asbestos-related claim is not resolved in our favor. These claims have not had a material impact on us to date, and we believe the likelihood that a future material adverse outcome will result from these claims is remote. However, if facts and circumstances change in the future, we cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 4.    Mine Safety Disclosures

        Not Applicable.

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

	High	Low
Year Ended December 31, 2011
First Quarter	$25.84	$19.68
Second Quarter	$26.54	$20.76
Third Quarter	$26.30	$15.80
Fourth Quarter	$21.81	$15.54
Year Ended December 31, 2010
First Quarter	$18.67	$14.31
Second Quarter	$19.61	$15.07
Third Quarter	$18.29	$12.98
Fourth Quarter	$21.80	$14.03

Holders of Record

        As of February 29, 2012, we had 26 holders of record of our common stock.

Dividend Policy

        We have neither declared nor paid any cash dividend on our common stock since our common stock began trading publicly on August 12, 2008. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to compliance with legal requirements and covenants under any existing financing agreements, which may restrict or limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Performance Graph

        The following Performance Graph and related information shall be deemed "furnished" and not "filed" for purposes of Section 18 of the Exchange Act, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.

        The following graph compares, for the period from August 12, 2008 to December 31, 2011, the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Index (the "S&P 500 Index"), the Russell 2000 Index, and a peer group index selected by our management that includes seventeen publicly traded companies within our industry (the

"Peer Group"). The comparison assumes that $100 was invested on August 12, 2008 and further assumes any dividends were reinvested quarterly. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

        The companies in the Peer Group were selected because they comprise a broad group of publicly traded companies, each of which has some operations similar to ours. When taken as a whole, the Peer Group more closely resembles our total business than any individual company in the group. The Peer Group is composed of the following companies:

Aegion Corporation	Granite Construction Incorporated	Primoris Services Corporation
Astec Industries, Inc.	Integrated Electrical Services, Inc.	Quanta Services, Inc.
Comfort Systems USA, Inc.	MasTec, Inc.	Tetra Tech, Inc.
Dycom Industries, Inc.	Matrix Service Company	TRC Companies, Inc.
EMCOR Group	Michael Baker Corporation	Willbros Group, Inc.
ENGlobal Corporation	Pike Electric Corporation

        Ameron International Corporation was removed from the Peer Group used in 2010 because it was acquired in 2011 by National Oilwell Varco. Insituform Technologies, Inc. became Aegion Corporation in 2011 and remains a part of the Peer Group.

COMPARISON OF 40 MONTH CUMULATIVE TOTAL RETURN*
Among MYR Group, Inc., the S&P 500 Index, the Russell 2000 Index,
and a Peer Group

    *
    $100 invested 8/12/08 in stock or 7/31/08 in index, including reinvestment of dividends. Fiscal year ending December 31.

	Measurement Period
	8/12/08	12/31/08	12/31/09	12/31/10	12/31/11
MYR GROUP INC.	$100.00	$61.54	$111.20	$129.23	$117.78
S&P 500 INDEX	$100.00	$72.13	$91.22	$104.96	$107.17
RUSSELL 2000 INDEX	$100.00	$70.45	$89.60	$113.66	$108.91
PEER GROUP	$100.00	$67.89	$72.29	$72.40	$69.88

Item 6.    Selected Financial Data

        The following table sets forth certain summary consolidated financial information on a historical basis. The summary statement of operations and the balance sheet data set forth below have been derived from our audited consolidated financial statements and footnotes thereto included elsewhere in this filing or in prior filings. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Historical results are not necessarily indicative of the results we expect in the future and quarterly results are not necessarily indicative of the results of any future quarter or any full-year period. The information below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results from Operations" and the consolidated financial statements and notes thereto included in this annual report on Form 10-K.

Statement of operations data:

	For the year ended December 31,
(in thousands, except per share data)	2011	2010	2009	2008	2007
Contract revenues	$780,356	$597,077	$631,168	$616,107	$610,314
Contract costs	694,790	526,357	555,261	525,924	540,868

Gross profit	85,566	70,720	75,907	90,183	69,446
Selling, general and administrative expenses	56,776	44,630	48,467	50,622	45,585
Amortization of intangible assets	335	335	335	334	769
Gain on sale of property and equipment	(1,174)	(750)	(418)	(813)	(768)
Offering related charges	—	—	—	—	26,513

Income (loss) from operations	29,629	26,505	27,523	40,040	(2,653)
Other income (expense):
Interest income	53	58	218	1,001	1,234
Interest expense	(544)	(1,054)	(852)	(1,701)	(1,694)
Other, net	(81)	(144)	(208)	(212)	(153)

Income (loss) before provision (benefit) for income taxes	29,057	25,365	26,681	39,128	(3,266)
Income tax expense (benefit)	10,759	9,243	9,446	15,495	(64)

Net income (loss)	$18,298	$16,122	$17,235	$23,633	$(3,202)

Income (loss) per common share:
Basic	$0.90	$0.81	$0.87	$1.20	$(0.19)
Diluted	$0.87	$0.78	$0.83	$1.14	$(0.19)
Weighted average number of common shares and potential common shares outstanding(1):
Basic	20,151	19,883	19,755	19,713	16,540
Diluted	20,993	20,782	20,702	20,707	16,540

Balance sheet data:

	As of December 31,
(in thousands)	2011	2010	2009	2008	2007
Cash and cash equivalents	$34,013	$62,623	$37,576	$42,076	$34,547
Working capital(2)	59,154	85,091	72,815	62,073	52,126
Total assets	412,568	380,148	341,649	322,063	305,791
Long-term debt(3)	—	30,000	30,000	30,000	30,000
Total liabilities	196,830	187,439	167,534	166,704	174,855
Stockholders' equity	$215,738	$192,709	$174,115	$155,359	$130,936

Other Data: (Unaudited)

	For the year ended December 31,
(in thousands)	2011	2010	2009	2008	2007
EBITDA(4)	$49,059	$42,651	$40,840	$50,974	$7,862
Backlog(5)	692,778	520,942	204,405	316,022	216,602
Capital expenditures	42,342	21,895	29,680	27,955	26,085
Depreciation and amortization(6)	19,511	16,290	13,525	11,146	10,668
Net cash flows provided by operating activities	30,394	44,837	23,911	38,779	16,693
Net cash flows used in investing activities	(41,036)	(20,617)	(28,932)	(26,059)	(26,022)
Net cash flows (used in) provided by financing activities	(17,968)	827	521	(5,191)	17,653

(1)
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

(2)
Working capital represents total current assets less total current liabilities.

(3)
Long-term debt represents the amount drawn under our credit facility at December 31, 2007, 2008, 2009 and 2010. We had no long-term debt at December 31, 2011.

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

  The following table provides a reconciliation of net income to EBITDA:

	For the year ended December 31,
(in thousands)	2011	2010	2009	2008	2007
Net income (loss)	$18,298	$16,122	$17,235	$23,633	$(3,202)
Interest expense (income), net	491	996	634	700	460
Provision (benefit) for income taxes	10,759	9,243	9,446	15,495	(64)
Depreciation and amortization(6)	19,511	16,290	13,525	11,146	10,668

EBITDA	$49,059	$42,651	$40,840	$50,974	$7,862

  We also use EBITDA as a liquidity measure. We believe that EBITDA is important in analyzing our liquidity because it is a key component of certain material covenants contained within the 2011 Credit Agreement, which is discussed in more detail in Note 10 to our Consolidated Financial Statements. Non-compliance with these financial covenants under the 2011 Credit Agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, causing us to incur additional cost, and such relief might not be on terms as favorable as those in our existing 2011 Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the 2011 Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure would be useful to investors and relevant to their assessment of our capacity to service, or incur, debt.

  The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	For the year ended December 31,
(in thousands)	2011	2010	2009	2008	2007
EBITDA	$49,059	$42,651	$40,840	$50,974	$7,862
Add/(subtract)
Interest income (expense), net	(491)	(996)	(634)	(700)	(460)
Benefit (provision) for income taxes	(10,759)	(9,243)	(9,446)	(15,495)	64
Depreciation and amortization	(19,511)	(16,290)	(13,525)	(11,146)	(10,668)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities	17,919	18,773	17,744	14,592	23,191
Changes in operating assets and liabilities	(5,823)	9,942	(11,068)	554	(3,296)

Net cash flows provided by operating activities	$30,394	$44,837	$23,911	$38,779	$16,693

(5)
Backlog represents our estimated revenue on uncompleted contracts, including the amount of revenue on contracts on which work has not begun, minus the revenue we have recognized under such contracts. We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. A customer's intention to award the Company work under a fixed-price contract is not included in backlog unless there is an actual award to perform a specific scope of work at specific terms and pricing. For our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, we only include our projected revenue for a three-month period in the calculation of backlog, regardless of the duration of the contract, although these types of contracts are generally awarded as part of MSAs which typically have a one- to three-year duration from execution. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. See "Item 1A. Risk Factors—Backlog may not be realized or may not result in profits."

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

        We had consolidated revenues, for the year ended December 31, 2011, of $780.4 million, of which 79.7% was attributable to our T&D customers and 20.3% was attributable to our C&I customers. For the year ended December 31, 2011 our net income and EBITDA were $18.3 million and $49.1 million, respectively, compared to $16.1 million and $42.7 million, respectively, for the year ended December 31, 2010. EBITDA is not defined under U.S. GAAP and does not purport to be an alternative to net income as a measure of operating performance or to be an alternative to net cash flows provided by operating activities as a measure of liquidity. For a reconciliation of EBITDA to net income and a reconciliation of EBITDA to net cash flows provided by operating activities, refer to footnote 4 under "Item 6. Selected Financial Data."

        Our results have been driven primarily by successful bids for, and execution of, several large projects, our ability to capitalize on increased infrastructure spending in our markets and the breadth of our customer base. We believe our centralized fleet and skilled workforce provide us with a competitive advantage as spending in the transmission infrastructure market could result in an increase of demand for a limited supply of specialized equipment and labor. Our business is directly impacted by the level of spending on transmission and distribution infrastructure throughout the United States and the level of commercial and industrial electrical construction activity. Transmission project bidding activity was strong during 2011 and the latter part of 2010 compared to early 2010 and 2009. However, we believe that the economic conditions and uncertainty in the United States caused some of our customers, particularly those in the distribution market and C&I segment, to reduce or delay their capital spending programs, and, as a result, competition increased for the projects available for us to bid. We expect to grow our business organically, as well as through selectively considered strategic acquisitions or joint ventures that may improve our competitive position within our existing markets, expand our geographic footprint or add to our fleet.

        We derive our revenues from two reportable segments which we refer to as our T&D segment and our C&I segment:

        Transmission and Distribution segment.    The services we provide through our T&D segment include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems to electric utilities and other similar entities. Primarily as a result of several key industry trends, including the increased attention to the inadequacy of the existing electric utility infrastructure and the need to integrate renewable generation into the electric power grid, the demand for transmission construction and maintenance services increased in 2011. Transmission construction, maintenance and repair have long been part of our core competencies. Also, as part of our core competencies, we have been successful in completing large turnkey EPC transmission projects. For the year ended December 31, 2011, our T&D revenues were approximately $622.0 million or 79.7% of our consolidated revenue. For the year ended December 31, 2010, our T&D revenues were approximately $447.5 million or 74.9% of our consolidated revenue. For the year ended December 31, 2009, our T&D revenues were approximately $468.8 million or 74.3% of our consolidated revenue. Revenues from transmission projects represented 74.3%, 67.3%, and 75.1% of T&D segment revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

        In our T&D segment, we generally serve the electric utility industry as a prime contractor. We have long-standing relationships with many of our T&D customers who rely on us to construct and maintain reliable electric and other utility infrastructure. Measured by revenues in our T&D segment, we provided 49.1%, 29.5% and 32.4% of our T&D services under fixed-price contracts during the years ended December 31, 2011, 2010 and 2009, respectively. We also provide many services to our customers under multi-year MSAs and other variable service agreements. We generally focus on managing our profitability by: (1) selecting projects we believe will provide attractive margins, (2) actively monitoring the costs of completing our projects, (3) holding customers accountable for costs related to changes to contract specifications and (4) rewarding our employees for keeping costs under budget.

        We also provide emergency restoration services in response to hurricane, ice or other storm related damage, which typically account for less than 4.5% of our annual consolidated revenues. In 2011, 2010 and 2009, we recognized revenues from storm-related restoration services of approximately $31.1 million, $14.4 million and $15.6 million, respectively, which represented approximately 4.0%, 2.4% and 2.5% of our annual consolidated revenues, respectively.

        Commercial and Industrial segment.    Our C&I operations are focused on the Arizona and Colorado regional markets where we have achieved sufficient scale to deploy the level of resources necessary to achieve significant market share. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, casinos, arenas, convention centers, manufacturing plants, processing facilities, water treatment facilities and transportation control and management systems. For the year ended December 31, 2011, our C&I revenues were approximately $158.4 million or 20.3% of our consolidated revenue. For the year ended December 31, 2010, our C&I revenues were approximately $149.6 million or 25.1% of our consolidated revenue. For the year ended December 31, 2009, our C&I revenues were approximately $162.4 million or 25.7% of our consolidated revenue.

        In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry as well as to facility owners. We have a diverse customer base with many long-standing relationships. Measured by revenues in our C&I segment, we provided 55.2%, 32.6% and 35.8% of our services under fixed-price contracts for the years ended December 31, 2011, 2010 and 2009, respectively.

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

        Although our revenues are primarily driven by spending patterns in our customers' industries, our revenues, particularly those derived from our T&D segment, and results of operations can be subject to seasonal variations. These variations are influenced by weather, hours of daylight, customer spending patterns, available system outages from utilities, bidding seasons and holidays. During the winter months, demand for our work is generally lower due to inclement weather. During the summer months, the demand for our work may be affected by fewer available system outages during which we can perform electrical line service work, which is due to peak electrical demands caused by warmer weather conditions. During the spring and fall months, the demand for our work generally increases due to improved weather conditions; however, extended periods of rain and other severe weather can affect the deployment of our crews and efficiency of operations.

        We also provide storm restoration services to our T&D customers. These services tend to have a higher profit margin. However, storm restoration service work that is performed under an MSA typically has the same margin as other work under the agreement, which may not be higher than our typical non-storm work. In addition, deploying employees on storm restoration work may, at times, delay work on other distribution work. Storm restoration service work is highly unpredictable and can cause our results of operations to vary from period to period.

Outlook

        We were awarded several large transmission projects in late 2010 and during 2011 and began to recognize revenue from some of those large projects during 2011. Some of the other large transmission projects awarded over this period are in the early stages of construction and we expect that a high percentage of the revenue on those projects will be recognized in 2012 and 2013. Construction typically lags the award date and can be delayed by regulatory approvals, permitting, environmental issues, right-of-way acquisition, financing, engineering design, material procurement and other factors.

        We had a substantial increase in large transmission projects awarded since late 2010. We believe that we have additional capacity and continue to bid new projects in most areas of the country. We expect transmission bidding activity, which was exceptionally strong for large transmission projects in the second half of 2010 and early in 2011, to remain strong in 2012. We believe that specialized transmission equipment is in short supply and labor shortages are developing in certain areas of the county. In a few specific geographical areas of the country, there are shortages of qualified labor due to the unprecedented number of large transmission projects being built during the same time. In those geographic regions, as contractors compete for skilled local labor and offer incentives to attract out-of-the-area resources, labor costs may increase significantly, which may put pressure on margins if the higher costs were not anticipated when the project was bid and the increases cannot be passed through to the customer. Our management team seeks to anticipate trends in labor availability and cost on a region by region basis; however, there can be no assurances that these expectations with respect to labor availability and cost will be realized, in part because many months can pass between when the project is bid and when construction commences. As a result of the factors described above, we expect to pursue projects that fit strategically to ensure we can effectively utilize our national resources and continue to efficiently execute our work.

        We recognize revenue on a percentage-of-completion method of accounting, which is commonly used in the construction industry. The percentage-of-completion accounting method we use results in recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Changes in job performance, labor costs, equipment costs, job conditions, weather, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined. We record adjustments to estimated costs of contracts when we believe the change in estimate is probable and the amounts can be reasonably estimated. These adjustments could result in either increases or decreases in profit margins. The margins we record in the current period may not be indicative of margins in future periods.

        We expect our distribution business and our C&I segment to continue to operate in challenging business environments as some of our customers are being affected by economic conditions in their areas. While our revenues in the distribution business and our C&I segment increased in 2011, our margins were pressured due to the competitive environment, a trend we expect to continue in 2012. We believe that we have a number of competitive advantages in both segments within which we operate, including our skilled workforce, extensive centralized fleet, proven safety performance and reputation for timely completion of quality work that allow us to compete favorably in our markets. In addition, we believe that we are better capitalized than some of our competitors.

        Federal government stimulus spending had little effect on our business in 2011, 2010 or 2009, with the exception of one large project which was primarily funded by the ARRA. We cannot be sure if, or when, federal stimulus spending might further impact our business and financial results.

        Our gross margin, which is gross profit expressed as a percentage of revenues, can vary significantly between periods. Many factors, some of which are beyond our control, impact our gross margins. These factors include: the mix of revenue derived from the industries we serve, the mix of business conducted in different parts of the country, the mix in service and maintenance work compared to new construction work, the amount of work that we subcontract, changes in labor and equipment costs, seasonal patterns primarily related to weather conditions, changes in fleet utilization, pricing pressures due to competition, efficient work performance, fluctuations in commodity prices of materials, delays in the timing of projects and other factors. We expect our 2012 gross margins in the C&I segment and in our distribution business to be pressured due to increased competition until the economic conditions in those markets improve. In addition, our awarded large transmission projects are in various stages of construction. For large transmission projects in the early stages of construction, revenue and gross profit recognition typically starts slow and accelerates over time as project construction progresses.

        We continue to invest in developing key management and craft personnel and in procuring the specialty equipment and tooling needed to win and execute both large-scale and smaller projects that will be necessary to improve the reliability of our nation's electric power grid and to integrate new generation. In 2011 and 2010, respectively, we invested approximately $42.3 million and $21.9 million of capital in equipment, tooling and other assets. Most of our capital expenditures were spent to prepare for the anticipated opportunities in our transmission business. We plan to invest in additional property and equipment, substantially through cash flows from operations and cash on hand, with a focus on transmission-related equipment. Our investment strategy is based on our belief that transmission spending will continue to remain strong over the next several years as electric utilities, cooperatives and municipalities make up for the lack of infrastructure spending in the past, combined with the overall need to integrate new generation into the electric power grid.

        We ended the year in a strong financial position, which included cash and cash equivalents of approximately $34.0 million and availability of $147.8 million under our new long-term credit facility.

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

        Capital Expenditures.    Over the last few years, we have spent a significant amount of capital on property, facilities and equipment, with the majority of such expenditures being used to purchase additional specialized equipment to enhance our fleet and to reduce our reliance on operating leases and short term equipment rentals. We believe the investment in specialized equipment will reduce our costs and improve our margins over the long-term, although there can be no assurance in this regard.

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

        Seasonal and Weather.    As discussed earlier, seasonal patterns, primarily related to weather conditions, can have a significant impact on gross margins in a given period. For example, it is typical during the winter months that parts of the country may experience snow or rainfall, which can impact our crews' ability to work efficiently. Additionally, our T&D customers often cannot remove their T&D lines from service during the summer months, when consumer demand for electricity is at its peak, delaying the demand for our maintenance and repair services. In both cases, projects may be delayed or temporarily placed on hold. Conversely, in periods when weather remains dry and temperatures are moderate, more work can be done, sometimes with less cost, which would have a favorable impact on gross margins. In some cases, tornadoes, ice storms, hurricanes or other strong storm activity can provide us with high profit margin storm restoration services work, which generally has a positive impact on margins.

        Revenue Mix.    The mix of revenue derived from the industries we serve will impact gross margins. Changes in our customers' spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenue by industry served. Storm restoration services typically command higher profit margins than other maintenance services. Seasonal and weather factors, as noted above, can impact the timing at which customers perform maintenance and repairs, which can cause a shift in the revenue mix. For example, during the period following Hurricanes Gustav and Ike in 2008, a portion of our resources was temporarily shifted to storm restoration services work away from maintenance and repair services, thereby resulting in higher gross margins.

        Service and Maintenance Compared to New Construction.    In general, new construction work has a higher gross margin than maintenance and repair work. New construction work is often obtained on a fixed-price basis, which carries a higher risk than other types of pricing arrangements because a contractor bears the risk of increased expenses. As such, we generally bid fixed-price contracts with higher profit margins. We typically derive approximately 13.0% to 25.0% of our revenue from maintenance and repair work that is performed under pre-established or negotiated prices or cost-plus pricing arrangements which generally allow us a set margin above our costs. Thus, the mix between new construction work, at fixed-price, and maintenance and repair work, at cost-plus, in a given period will impact gross margin in that period.

        Subcontract Work.    We generally experience lower gross margins when we subcontract portions of our work because we typically mark up subcontractor costs less than our own labor and equipment costs. Over the last three years, we have subcontracted approximately 17% to 24% of our contract costs to other service providers. Successful completion of our contracts may depend on whether our subcontractors successfully fulfill their contractual obligations. If our subcontractors fail to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to incur additional costs and provide additional services in order to make up such shortfall.

        Materials versus Labor.    Margins may be lower on projects on which we furnish materials because we are not able to mark up materials as much as labor and equipment costs. In a given period, a higher percentage of work that has a higher material component may decrease overall gross margin.

        Insurance.    Gross margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of December 31, 2011, we carried insurance policies, which were subject to certain deductibles, for workers' compensation, general liability, automobile liability and other coverages. Losses up to the deductible amounts are accrued based upon estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. Estimated insurance losses are determined by our insurance carrier and the appropriateness of those estimates are reviewed by management and updated quarterly.

        Project Bonding Requirements.    Approximately 38.8%, 32.8% and 37.2% of our business by revenue for the years ended December 31, 2011, 2010 and 2009 respectively, required surety bonds or other means of financial assurance to secure contractual performance. If we fail to perform or pay subcontractors and vendors, the customer may demand that the surety provide services or make payments under the bond. We must reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the bonds. As of December 31, 2011, approximately 75.3% of our backlog was bonded.

        Estimation, Fleet Utilization and Bidding.    We operate a centrally-managed fleet in an effort to achieve the highest equipment utilization. We also develop internal equipment rates which provide our business units with appropriate cost information to estimate bids for new projects. Availability of equipment for a particular contract is determined by our internal fleet ordering process which is designed to optimize the use of internal fleet assets and allocate equipment costs to individual contracts. We believe these processes allow us to utilize our equipment efficiently, which leads to improved gross margins. Our team of trained estimators help us to determine potential costs and revenues and make informed decisions on whether to bid for a project and, if bid, the rates to use in estimating the costs for that bid. The ability to accurately estimate labor, equipment, subcontracting and material costs in connection with a new project may affect the gross margins achieved for the project.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist primarily of compensation and related benefits to management, administrative salaries and benefits, marketing, office rent and utilities, communications, professional fees and bad debt expense. Not all industry participants define selling, general and administrative expenses and contract costs the same way. This can make comparisons between industry participants more difficult.

Consolidated Results of Operations

        The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated:

	For the year ended December 31,
(dollars in thousands)	2011		2010		2009
Contract revenues	$780,356	100.0%	$597,077	100.0%	$631,168	100.0%
Contract costs	694,790	89.0	526,357	88.2	555,261	88.0

Gross profit	85,566	11.0	70,720	11.8	75,907	12.0
Selling, general and administrative expenses	56,776	7.3	44,630	7.5	48,467	7.7
Amortization of intangible assets	335	—	335	0.1	335	0.1
Gain on sale of property and equipment	(1,174)	(0.1)	(750)	(0.1)	(418)	(0.1)

Income from operations	29,629	3.8	26,505	4.4	27,523	4.4
Other income (expense)
Interest income	53	—	58	—	218	—
Interest expense	(544)	(0.1)	(1,054)	(0.2)	(852)	(0.2)
Other, net	(81)	—	(144)	—	(208)	—

Income before provision for income taxes	29,057	3.7	25,365	4.2	26,681	4.2
Income tax expense	10,759	1.4	9,243	1.5	9,446	1.5

Net income	$18,298	2.3%	$16,122	2.7%	$17,235	2.7%

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

        Revenues.    Revenues increased $183.3 million, or 30.7%, to $780.4 million for the year ended December 31, 2011 from $597.1 million for the year ended December 31, 2010. The majority of the increase in revenues was the result of an increase in revenues from a few large transmission projects (greater than $10.0 million in contract value). Revenues also increased from many small transmission projects (less than $3.0 million in contract value), a few medium-sized C&I projects (between $3.0 million and $10.0 million in contract value) and an overall increase in distribution work.

        Gross profit.    Gross profit increased $14.9 million, or 21.0%, to $85.6 million for the year ended December 31, 2011 from $70.7 million for the year ended December 31, 2010. The majority of the gross profit increase was attributable to an increase in revenues year over year. As a percentage of overall revenues, gross margin decreased to 11.0% for the year ended December 31, 2011 from 11.8% for the year ended December 31, 2010. The decrease in gross profit as a percentage of revenues was mainly attributable to an overall reduction in contract margins on a few large transmission projects due to increased estimated costs to complete compared to prior estimates and an increase in insurance expense year over year. In addition, there was an overall reduction in contract margins on several medium-sized C&I projects which was mostly due to margin pressures from increased competition.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased approximately $12.2 million, or 27.2%, to $56.8 million for the year ended December 31, 2011 from $44.6 million for the year ended December 31, 2010. The increase was primarily due to an increase in employee compensation related to the increased number of support personnel, increased profit sharing and bonus expense, and an increase in employee-related benefit costs, including group medical insurance. In addition, 2010 included a $1.6 million reduction in salary expense due to the one-time elimination of a severance liability as a result of amending the employment agreements of our six executive officers. As a percentage of revenues, selling, general and administrative expenses decreased to 7.3% for the year ended December 31, 2011 from 7.5% for the year ended December 31, 2010.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment increased $0.5 million to $1.2 million for the year ended December 31, 2011 from $0.7 million for the year ended December 31, 2010. Gains from the sale of property and equipment are the result of routine sales of property and equipment that are no longer useful or valuable to our ongoing operations.

        Interest income.    Interest income remained consistent with the prior year.

        Interest expense.    Interest expense decreased to $0.5 million for the year ended December 31, 2011 from $1.1 million for the year ended December 31, 2010 due mainly to the reduction in our average outstanding debt and also due to a decrease in amounts payable to the IRS for interest computed under the IRS's look-back method for completed long-term contracts.

        Provision for income taxes.    The provision for income taxes was $10.8 million for the year ended December 31, 2011, with an effective tax rate of 37.0%, compared to a provision of $9.2 million for the year ended December 31, 2010, with an effective tax rate of 36.4%. The increase in our overall effective tax rate for the year ended December 31, 2011, was mainly due to the differences in discrete tax adjustment items between the periods. In 2011 there was a reduction of $0.1 million from amending prior year returns to include the Research and Development tax credit. During 2010 there was the recognition of approximately $0.3 million in increased state tax benefits and certain federal tax credits upon the completion of our 2009 income tax returns.

        Net income.    Net income in 2011 increased to $18.3 million for the year ended December 31, 2011 from $16.1 million for the year ended December 31, 2010 for the reasons stated above.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	For the Year Ended December 31,
	2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$622,000	79.7%	$447,458	74.9%
Commercial & Industrial	158,356	20.3	149,619	25.1

Total	$780,356	100.0	$597,077	100.0

Operating income (loss):
Transmission & Distribution	$52,053	8.4	$36,613	8.2
Commercial & Industrial	5,833	3.7	7,091	4.7

Total	57,886	7.4	43,704	7.3
Corporate	(28,257)	(3.6)	(17,199)	(2.9)

Consolidated	$29,629	3.8%	$26,505	4.4%

Transmission & Distribution

        Revenues for our T&D segment for the year ended December 31, 2011 were $622.0 million compared to $447.5 million for the year ended December 31, 2010, an increase of $174.5 million or 39.0%. The increase in revenues was primarily the result of an increase in revenues from several large transmission projects, coupled with an increase in revenues from small transmission projects and an increase in overall distribution revenues. Storm work in the distribution market contributed approximately $31.1 million to revenues in 2011, compared to $14.4 million in 2010.

        Revenues from transmission projects represented 74.3% and 67.3% of T&D segment revenue for the years ended December 31, 2011 and 2010, respectively. Additionally, for the year ended December 31, 2011, measured by revenue in our T&D segment, we provided 49.1% of our T&D services under fixed-price contracts, as compared to 29.5% for the year ended December 31, 2010.

        Operating income for our T&D segment for the year ended December 31, 2011 was $52.1 million compared to $36.6 million for the year ended December 31, 2010, an increase of approximately $15.5 million, or 42.2%. The increase in operating income in the T&D segment was mainly attributable to an overall increase in revenues. As a percentage of revenues, operating income for our T&D segment increased to 8.4% for the year ended December 31, 2011 from 8.2% for the year ended December 31, 2010. The increase in operating income, as a percentage of revenues, was mainly due to efficiencies gained in selling, general and administrative functions as our volume increased. These improvements were largely offset by lower margins on a few large T&D contracts caused by increased estimated costs to complete compared to prior estimates and an increase in insurance expense.

Commercial & Industrial

        Revenues for our C&I segment for the year ended December 31, 2011 were $158.4 million compared to $149.6 million for the year ended December 31, 2010, an increase of $8.8 million or 5.8%. The increase in revenues was due mainly to an increase in revenues derived from several medium-sized projects, partially offset by an overall decrease in revenues from a few large projects.

        For the year ended December 31, 2011, measured by revenue in our C&I segment, we provided 55.2% of our services under fixed-price contracts, as compared to 32.6% for the year ended December 31, 2010.

        Operating income for our C&I segment for the year ended December 31, 2011 was $5.8 million compared to $7.1 million for the year ended December 31, 2010, a decrease of $1.3 million, or 17.7%. As a percentage of revenues, operating income for our C&I segment decreased to 3.7% for the year ended December 31, 2011 from 4.7% for the year ended December 31, 2010. The decrease in operating income in the C&I segment was mainly attributable to an overall reduction in margins on C&I contracts with a contract value over $3.0 million of approximately $1.7 million, which was mostly due to increased competition, some lower productivity on certain projects and an increase in insurance expense.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

        Revenues.    Revenues decreased $34.1 million, or 5.4%, to $597.1 million for the year ended December 31, 2010 from $631.2 million for the year ended December 31, 2009. The majority of the decrease in revenues was the result of a decrease in revenues from a few large transmission projects (greater than $10.0 million in contract value) which was partially offset by an increase in revenues from several medium-sized transmission projects (between $3.0 million and $10.0 million in contract value). In addition, the C&I segment had an overall decrease in revenues from contracts valued at less than $10.0 million.

        Gross profit.    Gross profit decreased $5.2 million, or 6.8%, to $70.7 million for the year ended December 31, 2010 from $75.9 million for the year ended December 31, 2009. As a percentage of overall revenues, gross margin decreased to 11.8% for the year ended December 31, 2010 from 12.0% for the year ended December 31, 2009. The majority of the gross profit decrease was attributable to a reduction in revenues year over year. The slight decrease in gross profit as a percentage of revenues was mainly attributable to an overall reduction in contract margins on smaller T&D and C&I projects

(less than $3.0 million in contract value) of approximately $8.5 million, which was mostly due to margin pressures from increased competition. This decrease in margins on smaller contracts in both segments was mostly offset by a net increase in margins on large transmission projects in the T&D segment of approximately $7.4 million.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased approximately $3.9 million, or 7.9%, to $44.6 million for the year ended December 31, 2010 from $48.5 million for the year ended December 31, 2009. The decrease was primarily due to (1) the elimination of a $1.6 million severance liability as a result of the amended employment agreements of our six executive officers and (2) an overall reduction in profit sharing and other employee-related compensation and benefit costs. As a percentage of revenues, these expenses decreased to 7.5% for the year ended December 31, 2010 from 7.7% for the year ended December 31, 2009.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment increased $0.3 million to $0.7 million for the year ended December 31, 2010 from $0.4 million for the year ended December 31, 2009. Gains from the sale of property and equipment are the result of routine sales of property and equipment that are no longer useful or valuable to our ongoing operations.

        Interest income.    Interest income decreased $0.1 million to $0.1 million for the year ended December 31, 2010 from $0.2 million for the year ended December 31, 2009 due to the overall decrease in interest rates earned on our cash balance.

        Interest expense.    Interest expense increased $0.2 million to $1.1 million for the year ended December 31, 2010 from $0.9 million for the year ended December 31, 2009 due mainly to an increase in amounts payable to the IRS for interest computed under the IRS's look-back method for completed long-term contracts.

        Provision for income taxes.    The provision for income taxes was $9.2 million for the year ended December 31, 2010, with an effective tax rate of 36.4%, compared to a provision of $9.4 million for the year ended December 31, 2009, with an effective tax rate of 35.4%. The increase in our overall effective tax rate for the year ended December 31, 2010, was mainly due to the differences in discrete tax adjustment items between the periods. The discrete tax adjustment items recorded during the 2009 period were as follows: (1) the recognition of approximately $0.3 million in increased state tax benefits upon the completion of our 2008 state tax returns, (2) the tax benefit of $0.2 million related to the non-taxable treatment of a $0.5 million refund that was received in August 2009 from the government for a contested fine, and (3) the reduction in our accrual for unrecognized tax benefits of approximately $0.4 million related to the lapse in statute of limitations. The only material discrete tax adjustments recorded during the 2010 period was the recognition of approximately $0.3 million in increased state tax benefits and certain federal tax credits upon the completion of our 2009 income tax returns.

        Net income.    Net income in 2010 was $16.1 million compared to net income in 2009 of $17.2 million for the reasons noted above.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	For the Year Ended December 31,
	2010		2009
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$447,458	74.9%	$468,744	74.3%
Commercial & Industrial	149,619	25.1	162,424	25.7

Total	$597,077	100.0	$631,168	100.0

Operating income (loss):
Transmission & Distribution	$36,613	8.2	$37,961	8.1
Commercial & Industrial	7,091	4.7	11,609	7.1

Total	43,704	7.3	49,570	7.9
Corporate	(17,199)	(2.9)	(22,047)	(3.5)

Consolidated	$26,505	4.4%	$27,523	4.4%

Transmission & Distribution

        Revenues for our T&D segment for the year ended December 31, 2010 were $447.5 million compared to $468.7 million for the year ended December 31, 2009, a decrease of $21.3 million or 4.5%. The decrease in revenues was the result of a decrease in revenues from both small and large transmission projects, partially offset by an increase in revenues generated from distribution projects and medium-sized transmission projects (between $3.0 million and $10.0 million in contract value).

        Revenues from transmission projects represented 67.3% and 75.1% of T&D segment revenue for the years ended December 31, 2010 and 2009, respectively. Additionally, for the year ended December 31, 2010, measured by revenue in our T&D segment, we provided 29.5% of our T&D services under fixed-price contracts, as compared to 32.4% for the year ended December 31, 2009.

        Operating income for our T&D segment for the year ended December 31, 2010 was $36.6 million compared to $38.0 million for the year ended December 31, 2009, a decrease of approximately $1.4 million, or 3.6%. As a percentage of revenues, operating income for our T&D segment increased to 8.2% for the year ended December 31, 2010 from 8.1% for the year ended December 31, 2009. The decrease in operating income in the T&D segment was mainly attributable to an overall reduction in revenues. The increase in operating income, as a percentage of revenues, was mostly attributable to an overall increase in margins on several large transmission contracts of approximately $7.0 million as a result of increased productivity levels, cost efficiencies, added work and effective contract management. This increase was mostly offset by lower margins on smaller T&D contracts of approximately $6.3 million, which was partially due to lower productivity levels compared to prior estimates on certain contracts, as well as increased competition which had pressured our margins.

Commercial & Industrial

        Revenues for our C&I segment for the year ended December 31, 2010 were $149.6 million compared to $162.4 million for the year ended December 31, 2009, a decrease of $12.8 million or 7.9%. The decrease in revenues was due mainly to the decrease in revenues derived from smaller and medium-sized projects, partially offset by an overall increase in revenues from a few large projects.

        For the year ended December 31, 2010, measured by revenue in our C&I segment, we provided 32.6% of our services under fixed-price contracts, as compared to 35.8% for the year ended December 31, 2009.

        Operating income for our C&I segment for the year ended December 31, 2010 was $7.1 million compared to $11.6 million for the year ended December 31, 2009, a decrease of $4.5 million, or 38.9%. As a percentage of revenues, operating income for our C&I segment decreased to 4.7% for the year ended December 31, 2010 from 7.1% for the year ended December 31, 2009. The decrease in operating income in the C&I segment was mainly attributable to an overall reduction in margins on small and large C&I contracts of approximately $3.1 million, which was due to lower productivity levels compared to prior estimates on a few large contracts, as well as increased competition.

Liquidity and Capital Resources

        As of December 31, 2011, we had cash and cash equivalents of $34.0 million and positive working capital of $59.2 million. During the year ended December 31, 2011, consolidated operating activities of our business resulted in net cash flow from operations of $30.4 million compared to $44.8 million for the year ended December 31, 2010. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide our customers. We used net cash in investing activities of $41.0 million, including $42.3 million used for capital expenditures, offset by approximately $1.3 million of proceeds from the sale of property and equipment. We used net cash in financing activities of $18.0 million, including $30.0 million to pay off our term loan, which was partially offset by net revolving borrowings of $10.0 million and $2.6 million from the exercise of stock options and the related tax benefits.

        The changes in various working capital accounts (such as: accounts receivable, including retention; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts) are due to normal timing fluctuations in our operating activities. In particular, the gross amount of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts used cash of $19.6 million in 2011, compared to providing cash of $13.0 million in 2010, largely due to the increase in large transmission projects and distribution storm work in the last few months of 2011 compared to the prior period. We typically experience higher working capital needs in the early stages of projects, when cash is being used on personnel, equipment, supplies and other project costs prior to cash flow being received from the customer. As the project progresses, the working capital needs typically stabilize or decrease as cash flow from customers begins to meet or exceed cash outlaid for operating expenses.

        We anticipate that our cash and cash equivalents on hand, our $147.8 million borrowing availability under our credit facility, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures. We expect that our capital spending in 2012 will be slightly less than our 2011 capital spending. Although we believe that we have adequate cash and availability under our credit facility to meet our liquidity needs, our involvement in any large-scale initiatives to rebuild the United States electric power grid may require additional working capital, depending upon the size and duration of the project and the financial terms of the underlying agreement.

Debt Instruments

        On December 21, 2011, we entered into a five-year syndicated credit agreement (the "Credit Agreement") for an initial facility of $175.0 million. The Credit Agreement replaced our previously existing $75.0 million revolving credit facility and $10.0 million term loan. The Credit Agreement will mature on December 21, 2016. The entire facility is available for revolving loans and the issuance of letters of credit and up to $25.0 million of the facility is available for swingline loans. We have the option to increase the commitments under the Credit Agreement or enter into incremental term loans, subject to certain conditions, by up to an additional $75.0 million upon receipt of additional commitments from new or existing lenders.

        Revolving loans under the Credit Agreement bear interest, at our option, at either (1) ABR, which is the greatest of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the adjusted LIBO rate plus 1.00%, plus in each case an applicable margin ranging from 0.00% to 1.00%; or (2) the adjusted LIBO rate plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on our leverage ratio. Letters of credit issued under the Credit Agreement are subject to a letter of credit fee of 1.00% to 2.00%, based on our leverage ratio and a fronting fee of 0.125%. Swingline loans will bear interest at the ABR Rate. We are currently required to pay a 0.2% commitment fee on the unused portion of the credit facility.

        Subject to certain exceptions, the Credit Agreement is secured by substantially all of our assets and the assets of all of our subsidiaries and by a pledge of all of the capital stock of our subsidiaries. Our subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. The Credit Agreement provides for customary events of default. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Credit Agreement may be accelerated and may become or be declared immediately due and payable.

        Under the Credit Agreement, we are subject to certain financial covenants, a leveraged debt ratio and a minimum interest coverage ratio and we were in compliance at December 31, 2011. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

        As of December 31, 2011, we had $10.0 million in revolving loans outstanding under the Credit Agreement at an interest rate of 1.31%, and approximately $17.2 million in letters of credit outstanding under the facility at an interest rate of 1.13%. As of December 31, 2011, we had $147.8 million available for borrowing under the Credit Agreement. As of December 31, 2010, the Company had $30.0 million outstanding under the 2007 Credit Agreement at an interest rate of 1.31%, and a $15.0 million letter of credit outstanding under the revolving portion of that facility at an interest rate of 1.13%.

        Subsequent to December 31, 2011, we paid our outstanding revolving debt of $10.0 million.

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

Leases

        We enter into non-cancelable operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. At December 31, 2011, we had no leases with residual value guarantees.

        We typically have purchase options on the equipment underlying our long-term operating leases and many of our short-term rental arrangements. We exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive.

Purchase Commitments for Construction Equipment

        As of December 31, 2011, we had approximately $6.0 million in outstanding purchase obligations for certain construction equipment to be paid with most of the cash outlay scheduled to occur over the first six months of 2012.

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

        At December 31, 2011 we had two outstanding irrevocable standby letters of credit, including one for $15.0 million related to the Company's payment obligation under its insurance programs and another for approximately $2.2 million related to contract performance obligations.

Surety Bonds

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2011, an aggregate of approximately $881.1 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $474.5 million as of December 31, 2011.

Contractual Obligations

        As of December 31, 2011, our future contractual obligations are as follows:

(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Other
Operating lease obligations	$8,983	$4,767	$3,084	$582	$550	$—
Purchase obligations	5,954	5,954	—	—	—	—
Income tax contingencies	680	—	—	—	—	680

Total	$15,617	$10,721	$3,084	$582	$550	$680

        Excluded from the above table are our multi-employer pension plan contributions, which are determined annually, based on our union employee payrolls, and which cannot be determined for future periods in advance.

        The amount of income tax contingencies has been presented in the "Other" column in the table above due to the fact that the period of future payment cannot be reliably estimated. For further information, refer to Note 11 to our Consolidated Financial Statements.

Concentration of Credit Risk

        We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2011, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 12.2% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of December 31, 2010, two customers individually exceeded 10.0% of consolidated accounts receivable with an aggregate of approximately 34.4% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

Inflation

        Inflation did not have a significant effect on our results during the years ended December 31, 2011, 2010 or 2009.

New Accounting Pronouncements

        We adopted updates to several accounting standards in 2011, as explained in Footnote 3 to the Consolidated Financial Statements. The adoption of these standard modifications did not have an impact on our consolidated financial condition, results of operations or cash flows, although there were material impacts to our financial statement disclosures.

        The Financial Accounting Standard Board ("FASB") is currently working on amendments to existing accounting standards governing a number of areas including revenue recognition and lease accounting which may have significant impacts on us.

        In June 2010, the FASB issued an exposure draft, Revenue from Contracts with Customers, which would supersede most of the existing guidance on revenue recognition in Accounting Standards

Codification ("ASC") Topic 605, Revenue Recognition. In November 2011, the FASB re-exposed this draft. As the standard-setting process is still ongoing, we are unable to determine the impact this proposed change in accounting will have to our consolidated financial statements at this time.

        In August 2010, the FASB issued an exposure draft, Leases, which would result in significant changes to the accounting requirements for both lessees and lessors in ASC Topic 840, Leases. In July 2011, the FASB announced its intention to re-expose the draft which is currently scheduled to re-expose in the first half of 2012. As the standard-setting process is still ongoing, we are unable to determine the impact this proposed change in accounting will have in the Company's consolidated financial statements at this time.

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

        Revenue Recognition.    Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting. Under the percentage-of-completion method, we estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term based on either input (e.g., costs incurred under the cost-to-cost method which is typically used for development effort) or output (e.g., units delivered under the units-of-delivery method, which is used for production effort), as appropriate under the circumstances.

        Revenues from our construction services are performed under fixed-price, time-and-equipment, time-and-materials, unit-price, and cost-plus fee contracts. For fixed-price contracts, we use the ratio of cost incurred to date on the contract (excluding uninstalled direct materials) to management's estimate of the contract's total cost, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract cost includes all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as supplies, tool repairs and depreciation. We recognize revenues from construction services with fees based on time-and-materials, unit prices, or cost-plus fee as the services are performed and amounts are earned. Revenue on unit-price contracts is recognized as units are completed, and on cost-plus fee contracts as costs are incurred.

        Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in job performance, job conditions, change orders and final contract settlements may result in revisions to the estimated profitability during the contract. These changes, which include contracts with estimated costs in excess of estimated revenues, are recognized in contract costs in the period in which the revisions are determined. At the point we anticipate a loss on a contract, we estimate the ultimate loss through completion and recognize that loss in the period in which the possible loss was identified.

        Allowance for Doubtful Accounts.    We do not charge interest to our customers, and we carry our customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contracts and acceptance by the customer. Based on our experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. We grant trade credit, on a non-collateralized basis, with the exception of lien rights against the property in certain cases, to our customers, and we are subject to potential credit risk related to changes in business and overall economic activity. We analyze specific accounts receivable balances, historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the event that a customer balance is deemed to be uncollectible the account balance is written-off against the allowance for doubtful accounts.

        Impairment of Goodwill and, Intangibles.    Goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are amortized on a pattern of estimated cash flow basis over their estimated useful lives or straight line if a pattern cannot be determined. We test goodwill and other intangible assets with indefinite lives for impairment on an annual basis at the beginning of the fourth quarter, or when circumstances change, such as a significant adverse change in the business climate or the decision to sell a business, both of which would indicate that an impairment may have occurred. We apply the two step process in the evaluation of goodwill impairment. The first step involves a comparison of the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded in the statement of operations.

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

        Income Taxes.    We follow the liability method accounting for income taxes. Under this method, deferred assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled.

        Interest and penalties related to uncertain income tax positions are included in income tax expense in the accompanying consolidated statements of operations. Interest and penalties actually incurred are charged to interest expense and other expense, respectively.

        Stock-Based Compensation.    We determine compensation expense for stock-based awards based on the estimated fair values at the grant date and recognize the related compensation expense over the vesting period. We use the straight-line attribution method to recognize compensation expense related to share-based awards that have graded vesting and only service conditions. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense is adjusted for changes in estimated and actual forfeitures.

We use historical data to estimate the forfeiture rate that we use; however, these estimates are subject to change and may impact the value that will ultimately be recognized as stock compensation expense. We recognize stock-based compensation expense related to performance awards based upon our determination of the potential achievement of the performance target at each reporting date, net of estimated forfeitures.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        As of December 31, 2011, we were not parties to any derivative instruments. We did not use any material derivative financial instruments during the years ended December 31, 2011, 2010 or 2009, including trading or speculation on changes in interest rates, or commodity prices of materials used in our business.

        Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and the LIBO rate. If we borrow additional amounts under the Credit Agreement, the interest rate on those borrowings will also be variable. If the prime rate, federal funds rate or LIBO rate rises, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. As of December 31, 2011, we had $10.0 million of borrowings outstanding under the Credit Agreement. The Credit Agreement currently accrues annual interest at one-month LIBO rates in effect at each month end plus a spread of 1.00%, based upon our current leverage ratio, as defined in the Credit Agreement. An increase or decrease of 0.125% in the interest rate would have the effect of changing our interest expense by $12,500 per year.

Item 8.    Consolidated Financial Statements and Supplementary Data.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

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

        Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this report on Form 10-K, has audited the effectiveness of MYR Group Inc.'s internal control over financial reporting as of December 31, 2011 as stated in their report which appears herein.

March 7, 2012

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc.

        We have audited the accompanying consolidated balance sheets of MYR Group Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MYR Group Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MYR Group Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 7, 2012

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc.

        We have audited MYR Group Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MYR Group Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, MYR Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MYR Group Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of MYR Group Inc. and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 7, 2012

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$34,013	$62,623
Accounts receivable, net of allowances of $1,078 and $947, respectively	126,911	107,172
Costs and estimated earnings in excess of billings on uncompleted contracts	43,694	29,299
Construction materials inventory	4,003	—
Deferred income tax assets	13,253	10,544
Receivable for insurance claims in excess of deductibles	10,122	8,422
Refundable income taxes	884	2,144
Other current assets	3,071	3,719

Total current assets	235,951	223,923
Property and equipment, net of accumulated depreciation of $64,345 and $46,878, respectively	117,178	96,591
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $2,223 and $1,888, respectively	10,869	11,204
Other assets	1,971	1,831

Total assets	$412,568	$380,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$10,000	$—
Accounts payable	73,924	41,309
Billings in excess of costs and estimated earnings on uncompleted contracts	24,945	45,505
Accrued self insurance	38,850	34,044
Other current liabilities	29,078	17,974

Total current liabilities	176,797	138,832
Long-term debt	—	30,000
Deferred income tax liabilities	19,354	17,971
Other liabilities	679	636

Total liabilities	196,830	187,439

Commitments and contingencies
Stockholders' equity
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2011 and 2010	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 20,405,044 and 20,007,081 shares issued and outstanding at December 31, 2011 and 2010, respectively	203	200
Additional paid-in capital	149,877	145,149
Retained earnings	65,658	47,360

Total stockholders' equity	215,738	192,709

Total liabilities and stockholders' equity	$412,568	$380,148

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2011	2010	2009
Contract revenues	$780,356	$597,077	$631,168
Contract costs	694,790	526,357	555,261

Gross profit	85,566	70,720	75,907
Selling, general and administrative expenses	56,776	44,630	48,467
Amortization of intangible assets	335	335	335
Gain on sale of property and equipment	(1,174)	(750)	(418)

Income from operations	29,629	26,505	27,523
Other income (expense):
Interest income	53	58	218
Interest expense	(544)	(1,054)	(852)
Other, net	(81)	(144)	(208)

Income before provision for income taxes	29,057	25,365	26,681
Income tax expense	10,759	9,243	9,446

Net income	$18,298	$16,122	$17,235

Income per common share:
— Basic	$0.90	$0.81	$0.87
— Diluted	$0.87	$0.78	$0.83
Weighted average number of common shares and potential common shares outstanding:
— Basic	20,151	19,883	19,755
— Diluted	20,993	20,782	20,702

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2008	$—	$197	$141,159	$14,003	$155,359
Net income	—	—	—	17,235	17,235
Stock issued under compensation plans	—	1	350	—	351
Excess tax benefit from stock-based awards	—	—	247	—	247
Stock-based compensation expense	—	—	923	—	923

Balance at December 31, 2009	—	198	142,679	31,238	174,115
Net income	—	—	—	16,122	16,122
Stock issued under compensation plans	—	2	669	—	671
Excess tax benefit from stock-based awards	—	—	198	—	198
Stock-based compensation expense	—	—	1,603	—	1,603

Balance at December 31, 2010	—	200	145,149	47,360	192,709
Net income	—	—	—	18,298	18,298
Stock issued under compensation plans, net	—	3	1,287	—	1,290
Excess tax benefit from stock-based awards	—	—	1,266	—	1,266
Stock-based compensation expense	—	—	2,130	—	2,130
Stock issued—other	—	—	45	—	45

Balance at December 31, 2011	$—	$203	$149,877	$65,658	$215,738

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$18,298	$16,122	$17,235
Adjustments to reconcile net income to net cash flows provided by operating activities—
Depreciation and amortization of property and equipment	19,176	15,955	13,190
Amortization of intangible assets	335	335	335
Stock-based compensation expense	2,130	1,603	923
Excess tax benefit from stock-based awards	(1,266)	(198)	(247)
Deferred income taxes	(1,326)	1,743	3,876
Gain on sale of property and equipment	(1,174)	(750)	(418)
Other non-cash items	44	85	85
Changes in operating assets and liabilities
Accounts receivable, net	(19,739)	(6,520)	(6,604)
Costs and estimated earnings in excess of billings on uncompleted contracts	(14,395)	1,441	(4,919)
Construction materials inventory	(4,003)	—	—
Receivable for insurance claims in excess of deductibles	(1,700)	(340)	886
Other assets	3,559	662	(1,898)
Accounts payable	35,062	(1,718)	13,781
Billings in excess of costs and estimated earnings on uncompleted contracts	(20,560)	19,842	(7,035)
Accrued self insurance	4,806	944	219
Other liabilities	11,147	(4,369)	(5,498)

Net cash flows provided by operating activities	30,394	44,837	23,911

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,306	1,278	748
Purchases of property and equipment	(42,342)	(21,895)	(29,680)

Net cash flows used in investing activities	(41,036)	(20,617)	(28,932)

Cash flows from financing activities:
Repayments on term loan	(30,000)	—	—
Borrowings under revolving credit facility	20,000	—	—
Repayments under revolving credit facility	(10,000)	—	—
Debt issuance costs	(569)	—	—
Payments of capital lease obligations	—	(42)	(44)
Equity financing costs	—	—	(33)
Employee stock option transactions	1,370	671	351
Restricted stock tax withholdings	(80)	—	—
Excess tax benefit from stock-based awards	1,266	198	247
Other financing activities	45	—	—

Net cash flows provided by (used in) financing activities	(17,968)	827	521

Net increase (decrease) in cash and cash equivalents	(28,610)	25,047	(4,500)
Cash and cash equivalents:
Beginning of period	62,623	37,576	42,076

End of period	$34,013	$62,623	$37,576

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

        MYR Group Inc. ("the Company") is a holding company of specialty electrical construction service providers and is comprised of six operating subsidiaries: The L. E. Myers Co., a Delaware corporation; Hawkeye Construction, Inc., an Oregon corporation; Harlan Electric Company, a Michigan corporation; Sturgeon Electric Company, Inc., a Michigan corporation; MYR Transmission Services, Inc., a Delaware corporation; ComTel Technology Inc., a Colorado corporation; MYRpower, Inc., a Delaware corporation and Great Southwestern Construction, Inc., a Colorado corporation.

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

Revenue Recognition

        Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting. Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term based on either input (e.g., costs incurred under the cost-to-cost method which is typically used for development effort) or output (e.g., units delivered under the units-of-delivery method, which is used for production effort), as appropriate under the circumstances.

        Revenues from the Company's construction services are performed under fixed-price, time-and-equipment, time-and-materials, unit-price, and cost-plus fee contracts. For fixed-price contracts, the Company uses the ratio of cost incurred to date on the contract (excluding uninstalled direct materials) to management's estimate of the contract's total cost, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract cost includes all direct material, subcontract and labor costs and those indirect costs related to contract performance, such as supplies, tool repairs and depreciation. The Company recognizes revenues from construction services with fees based on time-and-materials, unit prices, or cost-plus fee as the services are performed and amounts are earned. Revenue on unit-price contracts is recognized as units are completed, and on cost-plus fee contracts as costs are incurred.

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

2. Summary of Significant Accounting Policies (Continued)

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

        The most significant estimates are related to estimates to complete on contracts, insurance reserves, the accounts receivable reserve, the recoverability of goodwill and intangibles and estimates surrounding stock-based compensation. Actual results could differ from these estimates.

Reclassification

        Certain amounts reported previously have been reclassified to conform to the current year presentation.

Advertising

        Advertising costs are expensed when incurred. Advertising costs, included in selling, general and administrative expenses, were $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Income Taxes

        The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled.

        Interest and penalties related to uncertain income tax positions are included in income tax expense in the accompanying consolidated statements of operations. Interest and penalties actually incurred are charged to interest expense and other expense, respectively.

Stock-Based Compensation

        The Company determines compensation expense for stock-based awards based on the estimated fair values at the grant date and recognizes the related compensation expense over the vesting period. The Company uses the straight-line attribution method to recognize compensation expense related to share-based awards that have graded vesting and only service conditions. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Stock-based compensation expense is adjusted for changes in estimated and actual forfeitures. The Company uses historical data to estimate the forfeiture rate that it uses; however, these estimates are subject to change and may impact the value that will ultimately be recognized as stock compensation expense. The Company recognizes stock-based compensation expense related to performance awards based upon its determination of the potential achievement of the performance target at each reporting date, net of estimated forfeitures.

Earnings Per Share

        The Company computes earnings per share using the two-class method, an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings, when that method results in a more dilutive effect than the Treasury method. The Company's unvested grants of restricted stock contain non-forfeitable rights to dividends and are treated as participating securities and included in the computation of basic earnings per share. The Company calculates basic earnings per share by dividing net income available to common shareholders by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share is computed similarly, except that it reflects the potential dilutive impact that would occur if dilutive securities were exercised into common shares. Potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive or performance conditions are not met.

Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2011, the Company held the majority of its cash in highly liquid money market funds. As of December 31, 2010, the Company held the majority of its cash in highly liquid money market funds and short-term certificates of deposit held on account under the Certificate of Deposit Account Registry Services (CDARS) program, whereby the Company had the ability to invest or withdraw any portion of its investment holdings on a daily basis. The aggregate amount of certificates of deposits on account under the CDARS program was approximately $15.0 million at December 31, 2010. The Company did not have any certificates of deposits on account under the CDARS program at December 31, 2011.

Accounts Receivable

        The Company does not charge interest to its customers and carries its customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months.

        The Company grants trade credit, on a non-collateralized basis (with the exception of lien rights against the property in certain cases), to its customers and is subject to potential credit risk related to changes in business and overall economic activity. The Company analyzes specific accounts receivable balances, historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

event that a customer balance is deemed to be uncollectible the account balance is written-off against the allowance for doubtful accounts.

Classification of Construction Contract-related Assets and Liabilities

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

Construction Materials Inventory

        From time-to-time, construction materials are acquired for active projects. Construction materials which have not yet been installed are included in construction materials inventory. Construction materials inventories are stated at the lower of cost or market, as determined by the specific identification method. As of December 31, 2011, the Company had $4.0 million in construction materials inventory. As of December 31, 2010, the Company did not carry any construction materials inventory.

Property and Equipment

        Property and equipment are carried at cost. Depreciation for buildings and improvements, including land improvements, is computed using the straight-line method over estimated useful lives ranging from two years to thirty-nine years. Depreciation for construction equipment, including large tool purchases, is computed using the straight line method over estimated useful lives ranging from two years to twelve years. Depreciation for office equipment is computed using the straight line method over the estimated useful lives ranging from two years to seven years. Major modifications or refurbishments which extend the useful life of the assets are capitalized and depreciated over the adjusted remaining useful life of the assets. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized into income (loss) from operations. The cost of maintenance and repairs is charged to expense as incurred.

Insurance

        The Company carries insurance policies, which are subject to certain deductibles, for workers' compensation, general liability, automobile liability and other coverages. The deductible for each line of coverage is between $1.0 million and $1.5 million per claim, depending on whether the claim aggregate has been met. Once a policy's claim aggregate is reached per line of coverage, the deductible for that policy is reduced to $1.0 million per claim. Health insurance benefits are subject to a $0.1 million deductible for qualified individuals. Losses up to the stop loss amounts are accrued based upon the Company's estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the stop loss deductible, a corresponding receivable for amounts in excess of the stop loss deductible is included in current assets in the consolidated balance sheets.

Impairment of Long-Lived Assets

        The Company assesses the impairment of its long-lived assets, including property and equipment, whenever economic events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Long-lived assets are considered to be impaired when the sum of the expected future undiscounted operating cash flows is less than the carrying amount of the related assets. No impairment charges were recorded during 2011, 2010 or 2009.

Goodwill and Other Intangible Assets

        Goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are amortized on a pattern of estimated cash flow basis over their estimated useful lives or straight line if a pattern cannot be determined. The Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis at the beginning of the fourth quarter, or when circumstances change, such as a significant adverse change in the business climate or the decision to sell a business, both of which would indicate that an impairment may have occurred. The Company applies the two step process in the evaluation of goodwill impairment. The first step involves a comparison of the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded in the statement of operations.

        As a result of the Company's annual impairment testing process, no impairment charges to goodwill or other intangible assets were recorded during 2011, 2010 or 2009. Our annual impairment test performed in 2011 determined that the fair values of our reporting units significantly exceeded the carrying values of those units.

Concentrations

        Financial instruments that potentially subject us to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain substantially all of our cash and cash equivalent balances with large financial institutions which are believed to be high quality institutions.

        We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2011, one customer individually exceeded 10.0% of consolidated accounts receivable with

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

approximately 12.2% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of December 31, 2010, two customers individually exceeded 10.0% of consolidated accounts receivable with an aggregate of approximately 34.4% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

        We are subject to a concentration of risk because we derive a significant portion of our revenues from a few customers. The Company's top ten customers accounted for approximately 58.1%, 61.6%, and 55.0% of consolidated revenues for the years ended December 31, 2011, 2010 and 2009, respectively. One customer, Dominion Resources, Inc., accounted for 19.3% and 12.5% of our revenues for the years ended December 31, 2010 and 2009, respectively. Another customer, National Grid, accounted for 10.6% of our revenues for the year ended December 31, 2010. No other customer accounted for more than 10.0% of revenues for the years ended December 31, 2011, 2010 and 2009.

        As of December 31, 2011, approximately 88% of the Company's field labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, the Company cannot be certain that strikes or work stoppages will not occur in the future.

3. Recently Issued and Proposed Accounting Pronouncements

        Changes to U.S. GAAP are typically established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates ("ASUs") to the FASB's Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. The Company, based on its assessment, determined that any recently issued or proposed ASUs not listed below are either not applicable to the Company or have minimal impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

        In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company currently believes there will be no significant impact of adopting this standard on its consolidated financial statements.

        In September 2011, the FASB issued ASU No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan. This update requires enhanced disclosures in the annual financial statements of employers that participate in multiemployer plans. Under the new guidance, employers are required to explain the general nature of multiemployer pension plans and their participation in the plans, including how the plans are different from single-employer plans. In addition, certain disclosures are required in tabular format for each multiemployer plan that is individually significant to an employer's financial statements. The guidance also requires a description of the nature and effect of any significant changes affecting comparability of the employer's total contributions from period to period. The ASU was adopted by the Company in December 2011 and retrospectively applied. There was no impact to the Company's

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Recently Issued and Proposed Accounting Pronouncements (Continued)

financial position, results of operations or cash flows as the changes related only to additional disclosures.

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update was intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more-likely-than-not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The "more-likely-than-not" threshold is defined as having a likelihood of more than 50%. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for reporting periods beginning after December 15, 2011. The Company does not expect the adoption of the provisions of ASU 2011-08 in 2012 to have an effect on the Company's financial position, results of operations or cash flows.

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

Proposed Accounting Pronouncements

        In June 2010, the FASB issued an exposure draft, Revenue from Contracts with Customers, which would supersede most of the existing guidance on revenue recognition in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. In November 2011, the FASB re-exposed this draft. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have to our consolidated financial statements at this time.

        In August 2010, the FASB issued an exposure draft, Leases, which would result in significant changes to the accounting requirements for both lessees and lessors in ASC Topic 840, Leases. In July 2011, the FASB announced its intention to re-expose the draft which is currently scheduled to re-expose in the first half of 2012. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in the Company's consolidated financial statements at this time.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements

        The Company uses the three-tier hierarchy of fair value measurement, which prioritizes the inputs used in measuring fair value based upon their degree of availability in external active markets. These tiers include: Level 1 (the highest priority), defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 (the lowest priority), defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

        As of December 31, 2011 and 2010, the carrying value of cash and cash equivalents, accounts receivable and accounts payable, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximated fair value due to the short-term maturities of these instruments. The carrying value of revolving borrowings under the credit facilities at December 31, 2011 approximated fair value because the borrowings have short maturities and the interest rates are based upon variable reference rates.

        The Company used a discounted cash flow technique that incorporated a market interest rate adjusted for risk profile based upon Level 3 inputs to determine the fair value of its term loans, which were classified as long-term debt, at December 31, 2010. The carrying amount reported in the consolidated balance sheet as of December 31, 2010 for the term loans was $30.0 million. The Company estimated the fair value of its term loans to be $29.6 million at December 31, 2010. The Company had no term loans outstanding as of December 31, 2011.

5. Accounts Receivable

        Accounts receivable consisted of the following at December 31:

(in thousands)	2011	2010
Contract receivables	$99,121	$81,968
Contract retainages	28,299	25,930
Other	569	221

	127,989	108,119
Less: Allowance for doubtful accounts	(1,078)	(947)

	$126,911	$107,172

        The roll-forward activity of allowance for doubtful accounts was as follows for the years ended December 31:

(in thousands)	2011	2010	2009
Balance at beginning of period	$(947)	$(1,114)	$(1,845)
Reduction in (provision for) allowances	(159)	161	718
Write offs, net of recoveries	28	6	13

Balance at end of period	$(1,078)	$(947)	$(1,114)

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Contracts in Process

        The net asset (liability) position for contracts in process consisted of the following at December 31:

(in thousands)	2011	2010
Costs incurred on uncompleted contracts	$943,442	$810,463
Estimated earnings	84,363	92,102

	1,027,805	902,565
Less: Billings to date	1,009,056	918,771

	$18,749	$(16,206)

        The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows at December 31:

(in thousands)	2011	2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$43,694	$29,299
Billings in excess of costs and estimated earnings on uncompleted contracts	(24,945)	(45,505)

	$18,749	$(16,206)

7. Property and Equipment

        Property and equipment consisted of the following at December 31:

(dollars in thousands)	Estimated Useful Life in Years	2011	2010
Land	—	$3,990	$3,990
Buildings and improvements	3 to 39	12,392	12,331
Construction equipment	2 to 12	161,712	124,169
Office equipment	2 to 7	3,429	2,979

		181,523	143,469
Less: Accumulated depreciation and amortization		(64,345)	(46,878)

		$117,178	$96,591

        Depreciation and amortization expense of property and equipment for the years ended December 31, 2011, 2010 and 2009 were $19.2 million, $16.0 million, and $13.2 million, respectively.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill and Other Intangible Assets

        Goodwill and other intangible assets consisted of the following at December 31:

	2011			2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
T&D	$40,042	$—	$40,042	$40,042	$—	$40,042
C&I	6,557	—	6,557	6,557	—	6,557
Amortizable Intangible Assets
Backlog	521	521	—	521	521	—
Customer relationships	4,015	1,702	2,313	4,015	1,367	2,648
Indefinite-lived Intangible Assets
Trade names	8,556	—	8,556	8,556	—	8,556

	$59,691	$2,223	$57,468	$59,691	$1,888	$57,803

        Customer relationships are being amortized on a straight-line method over an estimated useful life of 12 years, and have been determined to have no residual value. Trade names have been determined to have indefinite lives and therefore are not being amortized. Intangible asset amortization expense was $0.3 million for each of the years ended December 31, 2011, 2010 and 2009. Intangible asset amortization expense for the years subsequent to December 31, 2011 is expected to be approximately $0.3 million for each of the years from 2012 to 2016.

9. Accrued Liabilities

        Other current liabilities consisted of the following at December 31:

(in thousands)	2011	2010
Payroll and incentive compensation	$10,435	$6,022
Union dues and benefits	6,617	4,947
Profit sharing and thrift plan	2,780	466
Taxes, other than income taxes	3,929	1,956
Other	5,317	4,583

	$29,078	$17,974

10. Debt and Borrowing Arrangements

        On December 21, 2011, the Company entered into a five-year syndicated credit agreement (the "Credit Agreement") for an initial facility of $175.0 million. The Credit Agreement replaced our previously existing $75.0 million revolving credit facility and $10.0 million term loan. The Credit Agreement will mature on December 21, 2016. The entire facility is available for revolving loans and the issuance of letters of credit and up to $25.0 million of the facility is available for swingline loans. The Company has the option to increase the commitments under the Credit Agreement or enter into incremental term loans, subject to certain conditions, by up to an additional $75.0 million upon receipt of additional commitments from new or existing lenders.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Debt and Borrowing Arrangements (Continued)

        Revolving loans under the Credit Agreement bear interest, at the Company's option, at either (1) the ABR, which is the greatest of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or the adjusted LIBO rate plus 1.00%, plus in each case an applicable margin ranging from 0.00% to 1.00%; or (2) the adjusted LIBO rate plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on the Company's leverage ratio. Letters of credit issued under the Credit Agreement are subject to a letter of credit fee of 1.00% to 2.00%, based on the Company's leverage ratio and a fronting fee of 0.125%. Swingline loans bear interest at the ABR. The Company is currently required to pay a 0.2% commitment fee on the unused portion of the credit facility.

        Subject to certain exceptions, the Credit Agreement is secured by substantially all of the assets of the Company and its subsidiaries and by a pledge of all of the capital stock of the Company's subsidiaries. The Company's subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. The Credit Agreement provides for customary events of default. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Credit Agreement may be accelerated and may become or be declared immediately due and payable.

        Under the Credit Agreement, the Company is subject to certain financial covenants, a leveraged debt ratio and a minimum interest coverage ratio and the Company was in compliance at December 31, 2011. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

        As of December 31, 2011, the Company had $10.0 million in revolving loans outstanding under the Credit Agreement at an interest rate of 1.31%, and approximately $17.2 million in letters of credit outstanding under the facility at an interest rate of 1.13%. As of December 31, 2011, we had $147.8 million available for borrowing under the Credit Agreement. As of December 31, 2010, the Company had $30.0 million outstanding in term loans under the 2007 Credit Agreement at an interest rate of 1.31%, and a $15.0 million letter of credit outstanding under the revolving portion of that facility at an interest rate of 1.13%.

11. Income Taxes

        The income tax provision from continuing operations consisted of the following for the years ended December 31:

(in thousands)	2011	2010	2009
Current
Federal	$10,047	$6,349	$4,682
State	2,038	1,151	888

	12,085	7,500	5,570

Deferred
Federal	(1,039)	1,421	3,419
State	(287)	322	457

	(1,326)	1,743	3,876

Income tax expense	$10,759	$9,243	$9,446

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        The differences between the U.S. federal statutory tax rate and the Company's effective tax rate for continuing operations were as follows for the years ended December 31:

	2011	2010	2009
U.S federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax expense	4.5	4.6	4.5
Provision to return adjustments, net	(0.3)	(1.1)	(1.0)
Deferred tax adjustments, net	(0.1)	0.2	(1.2)
Domestic production/manufacturing deduction	(2.7)	(2.4)	(1.2)
Refund of fine related to OSHA violation	—	(0.1)	(0.7)
Non-deductible meals and entertainment	0.7	0.6	0.6
Research and development credit	(0.1)	(0.3)	—
Other, net	—	(0.1)	(0.6)

	37.0%	36.4%	35.4%

        The net deferred tax assets and (liabilities) arising from temporary differences was as follows at December 31:

(in thousands)	2011	2010
Deferred income tax assets:
Self insurance reserves	$9,772	$8,874
Contract loss reserves	254	77
Stock-based awards	5,262	5,793
Other	3,245	1,620

Total deferred income tax assets	18,533	16,364

Deferred income tax liabilities:
Property and equipment—tax over book depreciation	(20,449)	(19,477)
Intangible assets—tax over book amortization	(4,185)	(4,314)

Total deferred income tax liabilities	(24,634)	(23,791)

Net deferred income taxes	$(6,101)	$(7,427)

        The balance sheet classification of deferred income taxes is as follows:

(in thousands)	2011	2010
Current deferred income tax assets	$13,253	$10,544
Non-current deferred income tax liabilities	(19,354)	(17,971)

	$(6,101)	$(7,427)

        The Company is subject to taxation in various jurisdictions. The Company's federal tax returns for 2009 and 2010 are currently under examination by the Internal Revenue Service. The Company remains subject to examination by various state authorities for the years 2007 through 2011.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        The Company has recorded a liability for unrecognized tax benefits related to tax positions taken on its various income tax returns. If recognized, the entire amount of unrecognized tax benefits would favorably impact the effective tax rate that is reported in future periods. The Company anticipates that total unrecognized tax benefits will be reduced within the next 12 months due to the lapses in the applicable statutes of limitations, as well as pending federal tax settlements for the two years under examination. The adjustment related to these items is estimated at approximately $0.3 million. Interest and penalties related to uncertain income tax positions are included as a component of income tax expense in the accompanying consolidated statements of operations.

        The Company had approximately $0.7 million and $0.6 million of total unrecognized tax benefits, including accrued interest and penalties, as of December 31, 2011 and 2010, respectively, which were included in other liabilities in the accompanying consolidated balance sheets. For the year ended December 31, 2011, the Company recorded an additional $0.1 million in unrecognized tax benefits related to the net activity of current and prior year positions. The amount of interest and penalties charged or credited to income tax expense as a result of the unrecognized tax benefits was $0.1 million or less for each of the years ended December 31, 2011, 2010 and 2009.

        The following is a reconciliation of the beginning and ending liabilities for unrecognized tax benefits at December 31:

(in thousands)	2011	2010
Balance at beginning of period	$392	$691
Gross increases in current period tax positions	194	133
Gross increases in prior period tax positions	31	11
Gross decreases in prior period tax positions	(34)	—
Lapse of applicable statutes of limitations	(16)	(82)
Settlements with taxing authorities	—	(361)

Balance at end of period	567	392
Accrued interest and penalties at end of period	113	220

Total liability for unrecognized tax benefits	$680	$612

12. Commitments and Contingencies

Letters of Credit

        At December 31, 2011, the Company had two outstanding irrevocable standby letters of credit, including one for $15.0 million related to the Company's payment obligation under its insurance programs and another for approximately $2.2 million related to contract performance obligations. At December 31, 2010, the Company had one outstanding irrevocable standby letter of credit totaling $15.0 million related to the Company's payment obligation under its insurance programs.

Leases

        The Company leases real estate, construction equipment and office equipment under operating leases with terms ranging from one to nine years. As of December 31, 2011, future minimum lease

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

payments for these operating leases were as follows: $4.8 million for 2012, $2.2 million for 2013, $0.9 million for 2014, $0.4 million for 2015, $0.2 million for 2016 and $0.5 million thereafter.

        At times, the Company has guaranteed the residual value of the underlying assets under certain equipment operating leases at the date of termination of such leases. For such guarantees, the Company agrees to pay any differences between this residual value and the fair market value of each underlying asset as of the lease termination date. As of December 31, 2010, the maximum guaranteed residual value of leased assets was approximately $0.6 million. The Company had no leases in effect at December 31, 2011 which included guaranteed residual values.

        Rent expense includes lease payments as well as rent on items that are rented for less than one year. Total rent expense for the years ended December 31, 2011, 2010 and 2009, was $32.2 million, $31.4 million and $30.0 million, respectively.

Purchase Commitments for Construction Equipment

        As of December 31, 2011, the Company had approximately $6.0 million in outstanding purchase obligations for certain construction equipment, with most of the cash outlay scheduled to occur during the next six months.

Insurance and Claims Accruals

        The Company carries insurance policies, which are subject to certain deductibles, for workers' compensation, general liability, automobile liability and other coverages. The deductible for each line of coverage is between $1.0 million and $1.5 million per claim, depending on whether the claim aggregate has been met. Once a policy's claim aggregate is reached per line of coverage, the deductible for that policy is reduced to $1.0 million per claim.

        Health insurance benefits are subject to a $0.1 million deductible for qualified individuals. Losses up to the stop loss amounts are accrued based upon the Company's estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

        The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the stop loss deductible, a corresponding receivable for amounts in excess of the stop loss deductible is included in current assets in the consolidated balance sheets. The rollforward of activity in the insurance reserves was as follows for the years ended December 31:

(in thousands)	2011	2010
Balance at beginning of period	$34,044	$33,100
Net increases in reserves	23,621	14,234
Net payments made	(18,815)	(13,290)

Balance at end of period	$38,850	$34,044

        Insurance expense, including premiums, for workers' compensation, general liability, automobile liability and employee health benefits for the years ended December 31, 2011, 2010 and 2009 was $21.5 million, $16.0 million and $17.4 million, respectively.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

Employment Agreements

        As of December 31, 2009, the Company had recorded a contingent termination payment liability of approximately $1.6 million related to the employment agreements it entered into with six executive officers in December 2007, which were amended in December 2008 (each an "Employment Agreement"). The liability recorded represented the amount the named executive officers would have been eligible to receive under the terms of the original Employment Agreements if they were to voluntarily terminate employment without "good reason" (as defined in the Employment Agreements) at any time.

        In March 2010, the Company amended and restated the Employment Agreements, which, among other things, removed the provision for severance pay subject to a voluntary termination without good reason. The revised severance pay provisions in the Employment Agreements are all under the employer's control. Therefore, the Company eliminated the $1.6 million liability related to this severance provision as a result of the amendment. The benefit of reversing this liability was included as a reduction to selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2010.

Surety Bonds

        In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company has indemnified its sureties for any expenses paid out under these performance bonds. As of December 31, 2011, an aggregate of approximately $881.1 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $474.5 million as of December 31, 2011.

Collective bargaining agreements

        Many of the Company's subsidiaries' field labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from one or more multi-employer pension plans or if the plans were to otherwise become underfunded, the subsidiary could be assessed liabilities for additional contributions related to the underfunding of these plans. Although we have been informed that several of the multi-employer pension plans to which our subsidiaries contribute have been labeled with a "critical" status, we are not currently aware of any potential significant liabilities related to this issue. See footnote 15 for further information related to the Company's participation in multi-employer plans.

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

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

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

13. Stockholders' Equity

        Changes in outstanding shares of common stock for the past three years were as follows:

(shares in thousands)	2011	2010	2009
Beginning balances	20,007	19,807	19,713
Stock issuances
Stock option exercises	332	146	94
Restricted stock grants	65	55	—
Restricted stock forfeitures	(1)	(1)	—
Stock issued in lieu of director retainer	2	—	—

Ending balances	20,405	20,007	19,807

        The Company has not declared or paid any cash or non-cash dividends on any class of stock during the years ended December 31, 2011, 2010 and 2009.

14. Stock-Based Compensation

        The Company maintains two award plans under which stock-based compensation has been granted, the 2006 Stock Option Plan (the "2006 Plan") and the 2007 Long-Term Incentive Plan (Amended and Restated as of May 5, 2011) (the "LTIP"). Upon the adoption of the LTIP, awards were no longer granted under the 2006 Plan. The LTIP was approved by our shareholders and provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, or (i) any combination of such awards. The LTIP permits the granting of up to 3,000,000 shares to directors, officers and other employees of the Company. Grants of awards to employees are approved by the Compensation Committee of the Board of Directors and grants to independent members of the Board of Directors are approved by the Board of Directors. All awards are made with an exercise price or base price, as the case may be, that is not less than the full fair market value per share. No stock option or stock appreciation right may be exercised more than 10 years from the date of grant.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation (Continued)

        Shares issued as a result of stock option exercises or stock grants may be made available from authorized unissued shares of Common Stock or treasury stock. The Company believes that it currently has adequate authorized unissued shares and treasury stock to meet any requirements to issue shares during 2012. The Company has been given authorization from the Board of Directors to use its discretion to repurchase shares from time-to-time based upon the volume of stock options that have been exercised. To date, the Company has not made any such repurchases.

Stock Options

        The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each stock option grant as of the date of grant. The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award. The expected term of awards granted under the LTIP is determined using the simplified method as outlined in the applicable ASC 718 and SAB No. 110 guidance. The expected volatility is determined based on the average of comparable public companies', deemed competitors of the Company, historical stock prices over the most recent period commensurate with the expected term of the award. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. The expected dividend yield is based on our intent to not issue cash dividends in the foreseeable future.

        The following summarizes the assumptions used in determining the fair value of stock options granted for fixed awards with graded vesting schedules during the years ended December 31, 2011 and 2010. These options vest ratably over a three-year period. No options were granted during the year ended December 31, 2009.

	2011	2010
Risk-free interest rate	2.41%	2.95%
Expected dividend yield	0.0%	0.0%
Weighted average expected volatility	49%	50%
Expected term	6.0 years	6.0 years
Weighted average grant-date fair value	$11.88	$8.72

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation (Continued)

        A summary of the activity relating to the options outstanding under the Company's plans for the years ended December 31, 2011, 2010 and 2009 is presented below.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	1,913,442	$6.30
Granted	—	$0.00
Exercised	(94,610)	$3.71
Forfeited	(1,500)	$13.00

Outstanding at December 31, 2009	1,817,332	$6.43	6.9 years	$21,118

Granted	106,912	$17.18
Exercised	(145,715)	$4.60
Forfeited	(12,276)	$13.57

Outstanding at December 31, 2010	1,766,253	$7.18	6.1 years	$24,398

Granted	90,080	$24.18
Exercised	(332,099)	$4.12
Forfeited	(8,850)	$14.89
Expired	(500)	$13.00

Outstanding at December 31, 2011	1,514,884	$8.82	5.5 years	$16,083

Exercisable at December 31, 2011	1,355,743	$7.39	5.1 years	$15,932

        The following table summarizes information with respect to stock options outstanding under the Company's plans at December 31, 2011.

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number Of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number Of Options	Weighted- Average Exercise Price
$3.65 - $9.00	833,119	$3.69	4.5 years	831,244	$3.68
$9.01 - $18.00	592,525	$13.72	6.4 years	524,499	$13.27
$18.01 - $24.18	89,240	$24.18	9.2 years	—	n/a

	1,514,884	$8.82	5.5 years	1,355,743	$7.39

Restricted Stock

        For the twelve months ended December 31, 2011, the Company granted restricted stock awards covering 47,918 shares of common stock to various employees, including the Company's named executive officers, and 17,367 shares of common stock to eligible members of the Board of Directors. The restricted stock awards granted to employees vest as follows: 41,230 shares vest ratably, on an annual basis, over a five-year period beginning on March 24, 2012, and 6,688 shares cliff vest on

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation (Continued)

May 12, 2016. The restricted stock awards granted to the eligible members of the Board of Directors vest ratably, on an annual basis, over a three-year period. During the restriction period, the restricted stockholders are entitled to the same rights as a common stockholder with respect to the shares, including the right to vote and receive dividends. These restricted stock awards are also subject to certain claw-back provisions, as defined in the grant agreements. The grant date fair value of the restricted stock was as follows: $24.18 for 58,597 shares and $24.67 for 6,688 shares, which was equal to the closing market price of the Company's common stock on the date of grant.

        Following is a summary of restricted stock activity for the two-year period ending December 31, 2011:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2010	—
Granted	54,502	$17.15
Cancelled	(557)	$17.18

Outstanding at December 31, 2010	53,945	$17.15

Granted	65,285	$24.23
Vested	(11,128)	$17.13
Cancelled	(1,264)	$17.74

Outstanding at December 31, 2011	106,838	$21.47

Performance Awards

        For the twelve months ended December 31, 2011, the Company granted performance stock awards covering 34,179 shares of common stock, at target level, to certain key management personnel, including the Company's named executive officers. The grant date fair value of the performance stock awards was $24.18, which was equal to the closing market price of the Company's common stock on the date of grant. The performance stock awards will cliff vest on December 31, 2013, subject to the achievement of certain specified levels of the Company's average return-on-equity ("ROE") over the performance period. If the Company achieves an ROE that is equal to or greater than the threshold ROE, as defined in the grant agreements, the payment of the performance stock awards will vary depending upon the actual ROE that the Company achieves over the performance period, with the potential payout ranging from a minimum of 50% to a maximum of 200% of the target award. However, if the Company were to achieve an ROE that is less than the threshold ROE, there would not be any payout under these awards and the awards would be forfeited. Additionally, these performance stock awards are subject to certain claw-back provisions, as defined in the grant agreements.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation (Continued)

        Following is a summary of performance stock award activity for the two-year period ending December 31, 2011:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2010	—
Granted	40,741	$17.18
Cancelled	(485)	$17.18

Outstanding at December 31, 2010	40,256	$17.18

Granted	34,179	$24.18

Outstanding at December 31, 2011	74,435	$20.39

Stock-based Compensation Expense

        The Company recognized stock-based compensation expense of approximately $2.1 million, $1.6 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, in selling, general and administrative expenses.

        Cash received from option exercises for the years ended December 31, 2011, 2010 and 2009 was $1.4 million, $0.7 million and $0.4 million, respectively. The excess tax benefit realized from option exercises during 2011, 2010 and 2009 was $1.3 million, $0.2 million and $0.2 million, respectively.

        The total intrinsic value of stock options exercised during 2011, 2010 and 2009 was $6.6 million, $1.9 million and $1.6 million, respectively. The total fair value of stock options vested during the years ended December 31, 2011, 2010 and 2009 was $1.2 million, $0.9 million and $0.9 million, respectively.

        As of December 31, 2011, there was approximately $3.6 million of total unrecognized stock-based compensation expense related to awards granted under the LTIP, net of estimated forfeitures. This included $1.0 million of unrecognized compensation cost related to non-vested stock options to be recognized over a remaining weighted average vesting period of approximately 1.9 years, $1.8 million of unrecognized compensation cost related to non-vested restricted stock expected to be recognized over a remaining weighted average vesting period of approximately 3.6 years and $0.8 million of unrecognized compensation cost related to non-vested performance awards, expected to be recognized over a remaining weighted average vesting period of approximately 1.8 years.

15. Employee Benefit Plans

        The Company has a profit sharing and thrift employee benefit plan in effect for all eligible salaried employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the years ended December 31, 2011, 2010 and 2009 amounted to $3.9 million, $1.8 million, and $2.7 million, respectively. The Company also has an employee benefit plan in effect for certain non-union hourly employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the years ended December 31, 2011, 2010 and 2009 amounted to $0.5 million, $0.3 million and $0.9 million, respectively.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Employee Benefit Plans (Continued)

        The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. A defined benefit pension plan promises an employee a specified monthly benefit on retirement that is predetermined by a formula based on the employee's earnings history, tenure of service, age or other data, rather than depending on investment returns. The Company's employees that are covered under the multiemployer defined benefit plans are represented by approximately 96 locals. The related collective bargaining agreements between those organizations and the Company expire at different times, with the longest expiring in September 2015.

        The risks of participating in these multiemployer defined benefit plans are different from single-employer plans in the following aspects:

  1)
  Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

  2)
  If a participating employer stops contributing to a plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

  3)
  If the Company chooses to stop participating in some of its multiemployer plans, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

        The Company has no plans to withdraw from any multiemployer defined benefit plans that it currently participates in. The plans do not maintain information on the net assets and actuarial present value of the plans' unfunded vested benefits allocable to the Company, and the amounts, if any, for which the Company may be contingently liable, could be material but are not ascertainable at this time. The Company's participation in significant multiemployer defined benefit plans for the annual periods ended December 31, 2009 through December 31, 2011 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. The most recent Pension Protection Act (PPA) zone status available in 2011 and 2010 is for the plan's year-end indicated in the table. The zone status is based on information that the Company received from the plan. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "Funding Plan" column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented.

        Also listed in the table below are the significant multiemployer defined contribution plans that the Company contributes to. Defined contribution plans are retirement plans to which the Company contributes a fixed amount each pay period as long as the Company has employees covered under the plan. Future benefits to the employee from defined contribution plans are not guaranteed and fluctuate

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Employee Benefit Plans (Continued)

on the basis of investment earnings, and therefore the Company is not obligated to make payments other than current contributions for employees currently employed.

Pension Fund	EIN/Pension Plan Number		Pension Protection Act Zone Status				Contributions to Plan (in thousands)			Funding Plan	Min Future Contrib
			Status	Plan Year End	Status	Plan Year End	2011	2010	2009
Defined Benefit Plans:
National Electrical Benefit Fund	53-0181657	001	Green	6/30/2010	Green	6/30/2009	$5,138	$4,187	$4,444	No	3% of wages
Eighth District Electrical Pension Fund	84-6100393	001	Green	3/31/2012	Green	3/31/2011	3,752	4,605	4,071	Yes	$2.11/hr
IBEW Local 1249 Pension Plan	15-6035161	001	Red	12/31/2010	Red	12/31/2009	2,749	3,933	1,259	Yes	$6.85/hr
Defined Contribution Plans:
National Electrical Annuity Plan	52-6132372	001		n/a		n/a	14,564	10,263	12,857	n/a	n/a
Eighth District Electrical Pension Fund Annuity Plan	84-6100393	002		n/a		n/a	2,429	3,065	3,127	n/a	n/a
All other funds:							4,508	4,742	3,969

Total Contributions:							$33,140	$30,795	$29,727

        The changes in contributions between periods to the multiemployer plans are primarily due to the change in the number of Company employees covered by the plans and the amount that those employees work. In particular, the Eighth District covers employees in Colorado, Idaho, Wyoming and Utah, where the number of employees decreased in 2011 due to fewer projects in those areas. There was a corresponding decrease in contributions to the Eighth District Electrical Pension Fund and the Eighth District Electrical Pension Fund Annuity Plan in 2011. The increase in IBEW Local 1249 contributions in 2010 compared to 2009 was related to an increase in employees working for one particular customer, and fewer employees were needed for that customer's work in 2011, resulting in lower contributions in this year. The National Electrical Benefit Fund requires contributions totaling 3% of all wages paid to the Company's employees who are represented by the IBEW and the changes in contributions to that fund are solely due to the changes in the amount of wages paid between those periods.

        The Company was listed in the Eighth District Electrical Pension Fund's Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan years ending March 31, 2011, 2010 and 2009. The Company was listed in the IBEW Local 1249 Pension Plan's Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan year ending December 31, 2010.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Supplemental Cash Flows

        Supplemental disclosures of cash flow information are as follows for the years ended December 31:

(in thousands)	2011	2010	2009
Cash paid during the period for:
Income taxes	$9,151	$6,358	$7,621
Interest expense	524	968	768
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	901	3,349	202
Acquisition of property and equipment through like-kind exchange of similar assets	—	2,924	—
Acquisition of property and equipment under capital lease obligations	—	—	87

17. Segment Information

        MYR Group is a specialty contractor serving the electrical infrastructure market in the United States. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate headquarters facility and staffing costs, which includes safety, professional fees, management fees, and intangible amortization. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

        The Company derives revenues from two reporting segments, which are referred to as T&D and C&I, within the United States. The Company has two operating segments which are its reporting segments. The Company's reporting segments are as follows:

        Transmission and Distribution:    The T&D segment provides a broad range of services which includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems. The T&D segment also provides emergency restoration services in response to hurricane, ice or other storm-related damage. The Company is a national contractor serving electric utilities, private developers, cooperatives, municipalities and other transmission owners.

        Commercial and Industrial:    The C&I segment provides electrical contracting services, typically as a subcontractor, for facilities such as airports, convention centers, hospitals, hotels, data centers, casinos, arenas, processing facilities, water treatment facilities, manufacturing plants and transportation control and management systems. C&I services are generally focused on the Arizona and Colorado regional markets.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Segment Information (Continued)

        The information in the following table for the years ended December 31, 2011, 2010 and 2009 is derived from the segment's internal financial reports used for corporate management purposes.

	For the Year Ended December 31,
(in thousands)	2011	2010	2009
Contract revenues:
T&D	$622,000	$447,458	$468,744
C&I	158,356	149,619	162,424

	$780,356	$597,077	$631,168

Income from operations:
T&D	$52,053	$36,613	$37,961
C&I	5,833	7,091	11,609
General Corporate	(28,257)	(17,199)	(22,047)

	$29,629	$26,505	$27,523

Depreciation and amortization
T&D	$18,426	$14,820	$12,579
C&I	1,085	1,470	946

	$19,511	$16,290	$13,525

        The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Identifable assets, consisting of contract receivables, costs and estimated earnings in excess of billings on uncompleted contracts, construction materials inventory, goodwill and intangibles for each segment are as follows as of December 31:

(in thousands)	2011	2010
T&D	$182,016	$147,411
C&I	49,492	46,612
Other	181,060	186,125

	$412,568	$380,148

18. Earnings Per Share

        The Company computes earnings per share using the two-class method, an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings, when that method results in a more dilutive effect than the Treasury method. The Company's unvested grants of restricted stock contain non-forfeitable rights to dividends, should any be declared, and are treated as participating securities and included in the computation of earnings per share.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Earnings Per Share (Continued)

        Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows for the years ended December 31:

(in thousands except per share data)	2011	2010	2009
Numerator:
Net income	$18,298	$16,122	$17,235
Less: Net income allocated to participating securities	(97)	—	—

Net income available to common shareholders	$18,201	$16,122	$17,235

Denominator:
Weighted average common shares outstanding	20,151	19,883	19,755
Weighted average dilutive securities	842	899	947

Weighted average common shares outstanding, diluted	20,993	20,782	20,702

Income per common share, basic	$0.90	$0.81	$0.87
Income per common share, diluted	$0.87	$0.78	$0.83

        Potential common shares related to the assumed exercise of stock options are not included in the denominator of the diluted earnings per share calculation if the inclusion of such shares would either be anti-dilutive or if the exercise prices of those common stock equivalents were greater than the average market price of the Company's common stock for the period. For the years ended December 31, 2011 and 2010, outstanding stock options of 89,240 and 105,242, respectively, were excluded as common stock equivalents from the diluted earnings per share calculation. Additionally, for the years ended December 31, 2011 and 2010, potential common shares related to the unvested portion of performance awards of 51,879 and 40,256, respectively, were excluded from the denominator of the diluted earnings per share calculation as the underlying performance obligation was not met as of the end of those periods.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Quarterly Financial Data (Unaudited)

        The following table presents the unaudited consolidated operating results by quarter for the years ended December 31, 2011 and 2010:

	For the Three Months Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Fiscal 2011:
Revenues	$150,294	$185,310	$210,489	$234,263
Gross profit	21,589	19,539	19,813	24,625
Net income	4,500	3,717	4,221	5,860
Basic earnings per share	$0.23	$0.19	$0.21	$0.29
Diluted earnings per share	$0.21	$0.18	$0.20	$0.28
Fiscal 2010:
Revenues	$148,889	$140,285	$152,767	$155,136
Gross profit	15,169	16,713	17,036	21,802
Net income	2,780	3,353	3,901	6,088
Basic earnings per share	$0.14	$0.17	$0.20	$0.31
Diluted earnings per share	$0.13	$0.16	$0.19	$0.29

        Earnings per share amounts for each quarter are required to be computed independently using the weighted average number of shares outstanding during the period. As a result, the sum of the individual quarterly earnings per share amounts may not agree to the earnings per share calculated for the year.

20. Subsequent Events

        Subsequent to December 31, 2011, we paid our outstanding revolving debt of $10.0 million.

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

        Management, together with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance related to the matters stated in the above paragraph as of December 31, 2011.

Evaluation of Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by E&Y, an independent registered public accounting firm, as stated in their report which is included herein.

        This annual report on Form 10-K includes a report of management's assessment regarding internal control over financial reporting (see "Management's Report on Internal Control over Financial Reporting") and an attestation report of our independent registered public accounting firm regarding internal control over financial reporting (see "Report of Independent Registered Public Accounting Firm".)

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting, during the fourth quarter ended December 31, 2011 that have materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information required by this Item 10 related to our directors is incorporated by reference to the information to be included under "Item 1. Election of Directors" of our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held May 2, 2012 ("2012 Proxy Statement"). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information to be included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2012 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference to the information to be included under the heading "Nomination of Directors and Other Business of Stockholders" in our 2012 Proxy Statement. Information about our Audit Committee, including its members, and our Audit Committee financial experts, is incorporated by reference to the information to be included under the headings "Audit Committee Matters" in our 2012 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled "Executive Officers" in Part I of this Annual Report on Form 10-K.

        We have a code of ethics that applies to all of our directors, officers and other employees. This code is publicly available on our website at www.myrgroup.com. Amendments to the code of ethics or any grant of a waiver from a provision of the code requiring disclosure under applicable SEC and NASDAQ Global Market rules will be disclosed on our website or, if so required, disclosed in a Current Report on Form 8-K filed with the SEC. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

Item 11.    Executive Compensation.

        The information required by this Item 11 is incorporated by reference to the information to be included in our 2012 Proxy Statement under the headings "Director Compensation" and "Compensation Discussion and Analysis."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Some of the information required by this Item 12 is incorporated by reference to the information to be included in our 2012 Proxy Statement under the headings "Ownership of Equity Securities," "Compensation Discussion and Analysis" and "Equity Compensation Plan Information."

Equity Compensation Plan Information.

        The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,514,884	$8.82	1,521,906
Equity compensation plans not approved by security holders	n/a	n/a	n/a

	1,514,884	$8.82	1,521,906

        The following table shows the various equity compensation plans that are reflected in the total above for plans approved by security holders, including the outstanding options that were granted under the 2006 Stock Option Plan. The Board has made a determination that no further awards will be granted under the 2006 Stock Option Plan.

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2006 Stock Option Plan	825,619	$3.65	—
2007 Long-term Incentive Plan (Amended and Restated as of May 5, 2011)	689,265	$15.01	1,521,906

	1,514,884	$8.82	1,521,906

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item 13 is incorporated by reference to the information to be included in our 2012 Proxy Statement under the headings "Certain Relationship and Related Person Transactions" and "Corporate Governance—Director Independence."

Item 14.    Principal Accountant Fees and Services.

        The information required by this Item 14 is incorporated by reference to the information to be included in our 2012 Proxy Statement under the heading "Audit Committee Matters—Independent Auditors' Fees."

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

  i)
  Documents filed as part of this Report

  (1)
  The following consolidated financial statements are filed herewith in Item 8 of Part II above.

  (a)
  Report of Management

  (b)
  Reports of Independent Registered Public Accounting Firm

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
10.1
Credit Agreement, dated December 21, 2011, between the Registrant and J.P. Morgan Chase Bank, N.A., Bank of America, N.A., PNC Bank, National Association, BMO Harris Bank N.A and Wells Fargo Bank, National Association, incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-08325), filed with the SEC on December 22, 2012
10.2
Pledge and Security Agreement, dated December 21, 2011, between the Registrant, certain of its Subsidiaries and J.P. Morgan Chase Bank, N.A., in its capacity as administrative agent for the lenders party to the Credit Agreement, incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-08325), filed with the SEC on December 22, 2012

Number	Description
10.3	Guaranty, dated December 21, 2011, between certain Subsidiaries of the Registrant in favor of J.P. Morgan Chase Bank, N.A., as administrative agent for the benefit of the Holders of Secured Obligations under the Credit Agreement, incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 001-08325), filed with the SEC on December 22, 2012
10.4
Amended and Restated 2006 Stock Option Plan, incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-08325), filed with the SEC on August 10, 2009+
10.5
Form of Option Award under 2006 Stock Option Plan, incorporated by reference to exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-08325), filed with the SEC on August 10, 2009+
10.6
MYR Group Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of May 5, 2011), incorporated by reference to exhibit 10.2 of the Company's Form 8-K (File No. 001-08325), filed with the SEC on May 11, 2011+
10.7
Form of Executive Officer Nonqualified Stock Option Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.8
Form of Executive Officer Restricted Stock Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.9
Form of Executive Officer Performance Share Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.10
Form of Director Restricted Stock Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.4 of the Company's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.11
Form of Employment Agreement, dated March 11, 2010, between the Registrant and Executive Officer, incorporated by reference to exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.12	Employment Agreement, dated January 3, 2012, between the Company and Paul J. Evans†+
10.13	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to exhibit 10.1 of the Company's Form 8-K (File No. 001-08325), filed with the SEC on May 11, 2011+
10.14	MYR Group Senior Management Incentive Plan, incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-08325), filed with the SEC on May 26, 2010+
21.1	List of Subsidiaries†
23.1	Consent of Ernst & Young LLP†
24.1	Power of Attorney†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†

Number	Description
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†
101.1
The following materials from MYR Group's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language)): (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (v) Notes to Consolidated Financial Statements, tagged as blocks of text; and (vi) document and entity information.*

†
Filed herewith

+
Indicates management contract or compensatory plan or arrangement

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

MYR GROUP INC. (Registrant)
March 7, 2012	/s/ PAUL J. EVANS
	Name:	Paul J. Evans
	Title:	Vice President, Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

* William A. Koertner		Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2012
/s/ PAUL J. EVANS Paul J. Evans		Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2012
* Jack L. Alexander		Director	March 7, 2012
* Larry F. Altenbaumer		Director	March 7, 2012
* Henry W. Fayne		Director	March 7, 2012
* Betty R. Johnson		Director	March 7, 2012
* Gary R. Johnson		Director	March 7, 2012
* Maurice E. Moore		Director	March 7, 2012
* William D. Patterson		Director	March 7, 2012
*By:	/s/ PAUL J. EVANS (Paul J. Evans) (Attorney-in-fact)		March 7, 2012