Form 10-Q
period 2012-03-31
MYR GROUP INC.
filed 2012-05-09
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012 OR
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

        As of April 27, 2012 there were 20,502,401 outstanding shares of the registrant's $0.01 par value common stock.

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

i

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,750	$34,013
Accounts receivable, net of allowances of $1,160 and $1,078, respectively	155,329	126,911
Costs and estimated earnings in excess of billings on uncompleted contracts	53,873	43,694
Construction materials inventory	1,542	4,003
Deferred income tax assets	13,253	13,253
Receivable for insurance claims in excess of deductibles	9,942	10,122
Refundable income taxes	—	884
Other current assets	3,335	3,071

Total current assets	241,024	235,951
Property and equipment, net of accumulated depreciation of $69,957 and $64,345, respectively	120,547	117,178
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $2,307 and $2,223, respectively	10,785	10,869
Other assets	1,978	1,971

Total assets	$420,933	$412,568

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$—	$10,000
Accounts payable	80,853	73,924
Billings in excess of costs and estimated earnings on uncompleted contracts	28,750	24,945
Accrued self insurance	38,203	38,850
Accrued income taxes	2,064	—
Other current liabilities	28,013	29,078

Total current liabilities	177,883	176,797
Deferred income tax liabilities	19,354	19,354
Other liabilities	1,144	679

Total liabilities	198,381	196,830

Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 20,500,394 and 20,405,044 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	203	203
Additional paid-in capital	150,481	149,877
Retained earnings	71,868	65,658

Total stockholders' equity	222,552	215,738

Total liabilities and stockholders' equity	$420,933	$412,568

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
(in thousands, except per share data)	2012	2011
Contract revenues	$240,228	$150,294
Contract costs	214,125	128,705

Gross profit	26,103	21,589
Selling, general and administrative expenses	15,918	13,953
Amortization of intangible assets	84	84
Gain on sale of property and equipment	(127)	(71)

Income from operations	10,228	7,623
Other income (expense)
Interest income	—	29
Interest expense	(182)	(210)
Other, net	(27)	(22)

Income before provision for income taxes	10,019	7,420
Income tax expense	3,809	2,920

Net income	$6,210	$4,500

Income per common share:
—Basic	$0.30	$0.23
—Diluted	$0.29	$0.21
Weighted average number of common shares and potential common shares outstanding:
—Basic	20,300	19,983
—Diluted	21,087	20,934

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$6,210	$4,500
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities—
Depreciation and amortization of property and equipment	5,700	4,247
Amortization of intangible assets	84	84
Stock-based compensation expense	694	348
Gain on sale of property and equipment	(127)	(71)
Other non-cash items	34	44
Changes in operating assets and liabilities
Accounts receivable, net	(28,418)	15,316
Costs and estimated earnings in excess of billings on
uncompleted contracts	(10,179)	(6,111)
Construction materials inventory	2,461	—
Receivable for insurance claims in excess of deductibles	180	37
Other assets	590	3,241
Accounts payable	6,177	(5,856)
Billings in excess of costs and estimated earnings on
uncompleted contracts	3,805	(2,680)
Accrued self insurance	(647)	89
Other liabilities	1,428	606

Net cash flows provided by (used in) operating activities	(12,008)	13,794

Cash flows from investing activities:
Proceeds from sale of property and equipment	140	71
Purchases of property and equipment	(8,330)	(12,223)

Net cash flows used in investing activities	(8,190)	(12,152)

Cash flows from financing activities:
Repayments on term loan	—	(20,000)
Net repayments on revolving credit facility	(10,000)	—
Debt issuance costs	(11)	—
Employee stock option transactions	34	359
Excess tax benefit from stock-based awards	20	169
Restricted stock tax withholdings	(108)	(80)

Net cash flows used in financing activities	(10,065)	(19,552)

Net decrease in cash and cash equivalents	(30,263)	(17,910)
Cash and cash equivalents:
Beginning of period	34,013	62,623

End of period	$3,750	$44,713

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business and Basis of Presentation

Organization

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

Business

        The Company performs construction services in two business segments: Transmission and Distribution ("T&D"), and Commercial and Industrial ("C&I"). T&D customers include electric utilities, cooperatives and municipalities. The Company provides a broad range of T&D services which includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. The Company also provides C&I electrical contracting services to facility owners and general contractors in the western United States.

Interim Consolidated Financial Information

        The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and pursuant to the rules and regulations of the SEC. Certain information and note disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with these rules and regulations. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial condition of the Company as of March 31, 2012, and the results of operations, and cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the full year or the results for any future periods. The consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2011, included in the Company's annual report on Form 10-K.

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

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization, Business and Basis of Presentation (Continued)

Reclassifications

        Certain amounts reported previously have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

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

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update was intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more-likely-than-not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The "more-likely-than-not" threshold is defined as having a likelihood of more than 50%. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for reporting periods beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-08 in January 2012 and there was no effect on the Company's financial position, results of operations or cash flows.

        In April 2011, the FASB issued ASU No. 2011-04 to ASC 820 which generally converged U.S. GAAP and International Financial Reporting Standards requirements for fair value measurements and related disclosures. This update became effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this standard in January 2012 did not have an impact on the Company's consolidated financial statements, and there were no material impacts to the Company's financial statement disclosures.

Proposed Accounting Pronouncements

        In June 2010, the FASB issued an exposure draft, Revenue from Contracts with Customers, which would supersede most of the existing guidance on revenue recognition in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. In November 2011, the FASB re-exposed the draft and the comment period ended in March 2012. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have to our consolidated financial statements at this time.

        In August 2010, the FASB issued an exposure draft, Leases, which would result in significant changes to the accounting requirements for both lessees and lessors in ASC Topic 840, Leases. In July

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization, Business and Basis of Presentation (Continued)

2011, the FASB announced its intention to re-expose the draft which is currently scheduled to re-expose in the first half of 2012. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have in the Company's consolidated financial statements at this time.

2. Fair Value Measurements

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

        As of March 31, 2012 and December 31, 2011, the carrying value of the Company's cash and cash equivalents approximated fair value based on Level 1 inputs. The Company determined that the carrying value of revolving borrowings under the credit facility at December 31, 2011, which had short maturities and interest rates that were based upon variable reference rates, approximated fair value based on Level 2 inputs.

3. Supplemental Cash Flows

        Supplemental disclosures of cash flow information are as follows:

	Three months ended March 31,
(in thousands)	2012	2011
Cash paid during the period for:
Income taxes	$826	$288
Interest expense	33	168
Noncash investing activities:
Acquisition of property and equipment for which payment was pending	1,651	1,846

4. Contracts in Process

        The net asset (liability) position for contracts in process consisted of the following:

(in thousands)	March 31, 2012	December 31, 2011
Costs incurred on uncompleted contracts	$1,026,740	$943,442
Estimated earnings	101,852	84,363

	1,128,592	1,027,805
Less: Billings to date	1,103,469	1,009,056

	$25,123	$18,749

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Contracts in Process (Continued)

        The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

(in thousands)	March 31, 2012	December 31, 2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$53,873	$43,694
Billings in excess of costs and estimated earnings on uncompleted contracts	(28,750)	(24,945)

	$25,123	$18,749

5. Income Taxes

        The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rates for the three months ended March 31, 2012 and 2011 was principally due to state income taxes.

        The Company had approximately $0.7 million of total unrecognized tax benefits as of March 31, 2012 and December 31, 2011 which was included in other liabilities in the accompanying consolidated balance sheets.

        The Company's policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense as a result of the unrecognized tax benefits was less than $0.1 million for each of the three month periods ended March 31, 2012 and 2011.

        The Company is subject to taxation in various jurisdictions. The Company's federal tax returns for 2009 and 2010 are currently under examination by the Internal Revenue Service. The Company's state tax returns remain subject to examination by various state authorities for the years 2007 through 2011.

6. Commitments and Contingencies

Letters of Credit

        At both March 31, 2012 and December 31, 2011, the Company had two outstanding irrevocable standby letters of credit, including one for $15.0 million related to the Company's payment obligation under its insurance programs and another for approximately $2.2 million related to contract performance obligations.

Leases

        The Company leases real estate, construction equipment and office equipment under operating leases with terms ranging from one to nine years. As of March 31, 2012, future minimum lease payments for operating leases were as follows: $3.5 million for the remainder of 2012, $2.3 million for 2013, $0.9 million for 2014, $0.4 million for 2015, $0.2 million for 2016 and $0.5 million thereafter.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies (Continued)

Purchase Commitments for Construction Equipment

        As of March 31, 2012, the Company had approximately $4.8 million in outstanding purchase orders for certain construction equipment with cash outlay requirements scheduled to occur over the next six months.

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

        Certain of the Company's health insurance benefit plans are subject to a $0.1 million deductible for qualified individuals. Losses up to the stop loss amounts are accrued based upon the Company's estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

        The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the stop loss deductible, a corresponding receivable for amounts in excess of the stop loss deductible is included in current assets in the consolidated balance sheets.

Surety Bonds

        In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company has indemnified its surety for any expenses paid out under these performance bonds. As of March 31, 2012, an aggregate of approximately $899.4 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $397.9 million as of March 31, 2012.

Collective Bargaining Agreements

        Many of the Company's subsidiaries' field labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from one or more multi-employer pension plans, or if the plans become underfunded, the subsidiary could be assessed liabilities for additional contributions related to the underfunding of these plans. Although the Company has been informed that several of the multi-employer pension plans to which our subsidiaries contribute have been labeled with a "critical" status, the Company is not aware of any potential significant liabilities related to these plans.

Litigation and Other Legal Matters

        The Company is, from time to time, party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies (Continued)

damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, the Company records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, separately or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

7. Stock-Based Compensation

        The Company maintains two award plans under which stock-based compensation has been granted, the 2006 Stock Option Plan (the "2006 Plan") and the 2007 Long-Term Incentive Plan (Amended and Restated as of May 5, 2011) (the "LTIP"). Upon the adoption of the LTIP, awards were no longer granted under the 2006 Plan. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, and (i) any combination of such awards.

Stock Options

        On March 23, 2012, the Company granted options to purchase 145,354 shares of the Company's common stock to various employees, including the Company's executive officers. The grant date fair value of these options, using the Black-Scholes-Merton option-pricing model, was approximately $8.42 per share. These options will vest ratably over a three-year period. On January 3, 2012, the Company granted options to purchase 23,734 shares of the Company's common stock to the Company's chief financial officer upon the beginning of his employment with the Company. The grant date fair value of these options, using the Black-Scholes-Merton option-pricing model, was approximately $9.48 per share. These options will vest ratably over a four-year period. The Company issued 6,280 new shares to option holders upon the exercise of vested stock options during the three months ended March 31, 2012. Total intrinsic value of options exercised during the three months ended March 31, 2012 was approximately $0.1 million.

Restricted Stock

        On March 23, 2012, the Company granted restricted stock awards covering 56,980 shares of common stock to various employees, including the Company's executive officers, and 24,024 shares of common stock to eligible members of the Board of Directors. The grant date fair value of the restricted stock was $17.48, which was equal to the closing market price of the Company's common

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-Based Compensation (Continued)

stock on the date of grant. The restricted stock awards granted to employees vest ratably, on an annual basis, over a five-year period with the first tranche vesting on March 23, 2013. The restricted stock awards granted to the eligible members of the Board of Directors vest ratably, on an annual basis, over a three-year period with the first tranche vesting on March 23, 2013. On January 3, 2012, the Company granted restricted stock awards covering 17,562 shares of common stock to two employees, including the Company's chief financial officer. The grant date fair value of the restricted stock was $19.46, which was equal to the closing market price of the Company's common stock on the date of grant. The restricted stock awards vest over a five-year period. On March 24, 2012, a total of 25,248 shares of restricted stock from prior grants became vested and taxable to the individual holder of the restricted stock awards. The Company received 6,186 of those shares as payment for withholding taxes due by holders of the restricted stock awards. The withheld shares were retired.

Performance Awards

        On March 23, 2012, the Company granted performance stock awards covering 41,755 shares of common stock, at target level, to certain key management personnel, including the Company's executive officers. The grant date fair value of the performance stock awards was $17.48, which was equal to the closing market price of the Company's common stock on the date of grant. The performance stock awards will cliff vest on the third anniversary of the performance period, subject to achievement of certain specified levels of the Company's average return-on-equity ("ROE") over the performance period.

Stock-based Compensation Expense

        The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. Stock-based compensation cost is adjusted for changes in estimated and actual forfeitures and also for changes in estimated performance shares that will be earned. The Company recognized stock-based compensation expense of approximately $0.7 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively, which was included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Stock-based compensation expense for the three months ended March 31, 2011 included a net reduction in expense of $0.2 million for a change in the estimated forfeiture rates for the various awards and a change in the estimated number of performance shares that were expected to be earned. As of March 31, 2012, there was approximately $6.8 million of total unrecognized stock-based compensation cost related to awards granted under the LTIP, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Segment Information

        The information in the following table was derived from internal financial reports used for corporate management purposes:

	Three months ended March 31,
(in thousands)	2012	2011
Contract revenues:
T&D	$204,998	$118,025
C&I	35,230	32,269

	$240,228	$150,294

Operating income (loss):
T&D	$16,812	$13,543
C&I	1,099	852
General Corporate	(7,683)	(6,772)

	$10,228	$7,623

9. Earnings Per Share

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

        Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	Three months ended March 31,
(in thousands except per share data)	2012	2011
Numerator:
Net income	$6,210	$4,500
Less: Net income allocated to participating securities	(39)	—

Net income available to common shareholders	$6,171	$4,500

Denominator:
Weighted average common shares outstanding	20,300	19,983
Weighted average dilutive securities	787	951

Weighted average common shares outstanding, diluted	21,087	20,934

Income per common share, basic	$0.30	$0.23
Income per common share, diluted	$0.29	$0.21

        Potential common shares related to the assumed exercise of stock options are not included in the denominator of the diluted earnings per share calculation if the inclusion of such shares would either

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Earnings Per Share (Continued)

be anti-dilutive or if the exercise prices of those common stock equivalents were greater than the average market price of the Company's common stock for the period. For the three months ended March 31, 2012 and 2011, outstanding stock options of 233,479 and 90,080, respectively, were excluded as common stock equivalents from the diluted earnings per share calculation. Additionally, for the three months ended March 31, 2011, potential common shares related to the unvested portion of performance awards of 59,755 were excluded from the denominator of the diluted earnings per share calculation as the underlying performance obligation was not met as of the end of the period.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion should be read in conjunction with the accompanying consolidated financial statements as of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011, and with our Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed herein under the captions labeled "Cautionary Statement Concerning Forward-Looking Statements and Information" and "Risk Factors," as well as in the 2011 Annual Report. We assume no obligation to update any of these forward-looking statements.

Overview

        We are a leading specialty contractor serving the electrical infrastructure market in the United States. We are one of the largest national contractors servicing the T&D sector of the United States electric utility industry. Our T&D customers include electric utilities, cooperatives and municipalities. We provide a broad range of T&D services which includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. We also provide C&I electrical contracting services to facility owners and general contractors in the western United States.

        We had consolidated revenues, for the three months ended March 31, 2012, of $240.2 million, of which 85.3% was attributable to our T&D customers and 14.7% was attributable to our C&I customers. For the three months ended March 31, 2012 our net income and EBITDA(1) were $6.2 million and $16.0 million, respectively, compared to $4.5 million and $11.9 million, respectively, for the three months ended March 31, 2011.

        Our results have been driven primarily by successful bids for, and execution of, large projects, our ability to capitalize on increased infrastructure spending in our markets and the breadth of our customer base. We believe our centralized fleet and skilled workforce provide us with a competitive advantage as spending in the transmission infrastructure market could impact demand for a limited supply of specialized equipment and labor. Our business is affected by the level of spending on T&D infrastructure throughout the United States and the level of C&I electrical construction activity in the western United States. Transmission bidding activity remained strong in the first quarter of 2012, particularly for small and medium-sized transmission projects. We believe that capacity in the transmission market has tightened, with some regions experiencing shortages of labor and equipment resources. We began to see a slight increase in electric distribution demand in some regions. However, we believe that the economic conditions and uncertainty in the United States is still causing some of our customers, particularly those in the distribution market and C&I segment, to delay their capital spending programs, and, as a result, competition remains strong for the projects available for us to bid in those markets. We expect to grow our business organically, as well as through selectively considered strategic acquisitions or joint ventures that may improve our competitive position within our existing markets or expand our geographic footprint.

(1)
EBITDA, a performance measure used by management, is defined as net income plus: interest income and expense, provision for income taxes and depreciation and amortization, as shown in the following table. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from the presentation of, EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company's operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, book lives placed on assets, capital structure and the method by which assets were acquired.

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

  The following table provides a reconciliation of net income to EBITDA:

	Three months ended March 31,
(in thousands)	2012	2011
Reconciliation of net income to EBITDA:
Net income	$6,210	$4,500
Add:
Interest expense, net	182	181
Provision for income taxes	3,809	2,920
Depreciation & amortization	5,784	4,331

EBITDA	$15,985	$11,932

  We also use EBITDA as a liquidity measure. We believe that EBITDA is important in analyzing our liquidity because it is a key component of certain material covenants contained within our credit facility (the "Credit Agreement"). Non-compliance with these financial covenants under the Credit Agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, likely causing us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in the Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure would be useful to investors and relevant to their assessment of our capacity to service, or incur, debt.

  The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Three months ended March 31,
(in thousands)	2012	2011
Reconciliation of EBITDA to net cash flows provided by (used in) operating activities:
EBITDA	$15,985	$11,932
Add/(subtract):
Interest expense, net	(182)	(181)
Provision for income taxes	(3,809)	(2,920)
Depreciation & amortization	(5,784)	(4,331)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities	6,385	4,652
Changes in operating assets and liabilities	(24,603)	4,642

Net cash flows provided by (used in) operating activities	$(12,008)	$13,794

Backlog

        We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as "backlog." We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. A customer's intention to award the Company work under a fixed-price contract is not included in backlog unless there is an actual award to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of master service agreements ("MSAs") that typically have a one- to three-year duration from execution. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to generate in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator.

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

        The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at March 31, 2012
(in thousands)	Total	Amount estimated to not be recognized within 12 months of March 31, 2012	Total Backlog at March 31, 2011
T&D	$563,275	$163,493	$523,737
C&I	$76,625	$17,906	$80,196

	$639,900	$181,399	$603,933

Project Bonding Requirements

        Historically, approximately 20% to 40% of our business required performance bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the surety bonds. As of March 31, 2012, we had approximately $899.4 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $397.9 million as of March 31, 2012.

Consolidated Results of Operations

        The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the period indicated:

	Three months ended March 31,
	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues	$240,228	100.0%	$150,294	100.0%
Contract costs	214,125	89.1	128,705	85.6

Gross profit	26,103	10.9	21,589	14.4
Selling, general and administrative expenses	15,918	6.6	13,953	9.3
Amortization of intangible assets	84	—	84	0.1
Gain on sale of property and equipment	(127)	—	(71)	(0.1)

Income from operations	10,228	4.3	7,623	5.1
Other income (expense)
Interest income	—	—	29	—
Interest expense	(182)	(0.1)	(210)	(0.2)
Other, net	(27)	—	(22)	—

Income before provision for income taxes	10,019	4.2	7,420	4.9
Income tax expense	3,809	1.6	2,920	1.9

Net income	$6,210	2.6%	$4,500	3.0%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

        Revenues.    Revenues increased $89.9 million, or 59.8%, to $240.2 million for the three months ended March 31, 2012 from $150.3 million for the three months ended March 31, 2011. The majority of the increase in revenues was the result of an increase in revenues from several large transmission projects (greater than $10.0 million in contract value), coupled with an increase in revenues from the C&I segment.

        Gross profit.    Gross profit increased $4.5 million, or 20.9%, to $26.1 million for the three months ended March 31, 2012 from $21.6 million for the three months ended March 31, 2011, primarily as a result of the increase in volume. As a percentage of overall revenues, gross margin decreased to 10.9% for the three months ended March 31, 2012 from 14.4% for the three months ended March 31, 2011. The decrease in gross profit as a percentage of revenues was mainly attributable to a few large transmission projects, which were in the final stages of completion in the first quarter of 2011, that experienced above-average margins of approximately $5.8 million for the three months ended March 31, 2011.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased approximately $2.0 million, or 14.1%, to $15.9 million for the three months ended March 31, 2012 from $14.0 million for the three months ended March 31, 2011. The increase was primarily due to an increase in employee compensation related to the increased number of support personnel, increased stock compensation expense and an increase in employee-related benefit costs, including group medical insurance. As a percentage of revenues, these expenses decreased to 6.6% for the three months ended March 31, 2012 from 9.3% for the three months ended March 31, 2011.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment remained consistent at $0.1 million for the three months ended March 31, 2012 and March 31, 2011. Gains from the sale of property and equipment are attributable to routine sales of property and equipment that is no longer useful or valuable to our ongoing operations.

        Interest income.    Interest income decreased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily due to a decrease in the amount of our average daily cash balance.

        Interest expense.    Interest expense remained consistent for the three-month periods ended March 31, 2012 and 2011 at $0.2 million.

        Provision for income taxes.    The provision for income taxes was $3.8 million for the three months ended March 31, 2012, with an effective tax rate of 38.0%, compared to a provision of $2.9 million for the three months ended March 31, 2011, with an effective tax rate of 39.4%. The decrease in our overall effective tax rate for the three months ended March 31, 2012 was mainly due to changes in certain discrete tax adjustments and state income taxes.

        Net income.    Net income for the three months ended March 31, 2012 was $6.2 million compared to net income for the three months ended March 31, 2011 of $4.5 million for the reasons stated earlier.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three months ended March 31,
	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$204,998	85.3%	$118,025	78.5%
Commercial & Industrial	35,230	14.7	32,269	21.5

Total	$240,228	100.0	$150,294	100.0

Operating income (loss):
Transmission & Distribution	$16,812	8.2	$13,543	11.5
Commercial & Industrial	1,099	3.1	852	2.6

Total	17,911	7.5	14,395	9.6
Corporate	(7,683)	(3.2)	(6,772)	(4.5)

Consolidated	$10,228	4.3%	$7,623	5.1%

Transmission & Distribution

        Revenues for our T&D segment for the three months ended March 31, 2012 were $205.0 million compared to $118.0 million for the three months ended March 31, 2011, an increase of $87.0 million, or 73.7%. The increase in revenues was primarily the result of an increase in revenues from several large transmission projects as well as an increase in revenues from small transmission projects (less than $3.0 million in contract value). The increase in transmission revenues was slightly offset by a reduction in distribution revenues in the three months ended March 31, 2012.

        Revenues from transmission projects represented 83.7% and 68.2% of T&D segment revenue for the three months ended March 31, 2012 and 2011, respectively. Additionally, for the three months ended March 31, 2012, measured by revenue in our T&D segment, we provided 65.1% of our T&D services under fixed-price contracts, as compared to 34.1% for the three months ended March 31, 2011.

        Operating income for our T&D segment for the three months ended March 31, 2012 was $16.8 million compared to $13.5 million for the three months ended March 31, 2011, an increase of approximately $3.3 million, or 24.1%, primarily as a result of higher volume in large and small transmission projects. As a percentage of revenues, operating income for our T&D segment decreased to 8.2% for the three months ended March 31, 2012 from 11.5% for the three months ended March 31, 2011. The decrease in operating income, as a percentage of revenues, was mostly attributable to a few large transmission projects, which were in the final stages of completion in the first quarter of 2011, that experienced above-average margins of approximately $5.8 million for the three months ended March 31, 2011. The majority of the large transmission projects under construction in the three months ended March 31, 2012 were in the early to mid-level stages of construction.

Commercial & Industrial

        Revenues for our C&I segment for the three months ended March 31, 2012 were $35.2 million compared to $32.3 million for the three months ended March 31, 2011, an increase of $2.9 million or 9.2%. The increase in revenues was mainly due to an increase in revenues from many small projects.

        Measured by revenue in our C&I segment, we provided 49.1% of our services under fixed-price contracts for both of the three-month periods ended March 31, 2012 and 2011.

        Operating income for our C&I segment for the three months ended March 31, 2012 was $1.1 million compared to $0.9 million for the three months ended March 31, 2011, an increase of $0.2 million, or 29.0%. As a percentage of revenues, operating income for our C&I segment increased to 3.1% for the three months ended March 31, 2012 from 2.6% for the three months ended March 31, 2011. The increase in operating income, as a percentage of revenues, in the C&I segment was mainly attributable to an overall increase in margins on small projects of approximately $0.4 million. The margin increase was partially offset by a decrease in margins on projects with contract value greater than $3.0 million.

Liquidity and Capital Resources

        As of March 31, 2012, we had cash and cash equivalents of $3.8 million and $157.8 million available for borrowing under the Credit Agreement. During the three months ended March 31, 2012, consolidated operating activities of our business used cash of $12.0 million, compared to providing $13.8 million of cash for the three months ended March 31, 2011. Cash flow from operating activities is primarily influenced by demand for our services, operating margins and the type of services we provide our customers. During the three months ended March 31, 2012 and 2011, we used net cash in investing activities of $8.2 million and $12.2 million, respectively, primarily for capital expenditures. We used net cash in financing activities of $10.1 million, including net payments of our revolving debt of $10.0 million during the first quarter of 2012, compared to using net cash of $19.6 million during the first quarter of 2011, which was primarily used to pay down $20.0 million of our term loan.

        The changes in various working capital accounts (such as: accounts receivable, including retention; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts) are due to normal timing fluctuations in our operating activities. In particular, the gross amount of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts used cash of $28.6 million in the first three months of 2012, compared to providing cash of $0.7 million in the first three months of 2011, largely due to the increased construction activity on large transmission projects in the first three months of 2012 compared to the prior period. Specifically, accounts receivable used $28.4 million in cash in the first three months of 2012, and generated $15.3 million in cash in the prior-year period. Receivable balances increased as our revenues increased in the three months ended March 31, 2012, and retainages in accounts receivable related to large projects also increased. We typically experience higher working capital needs in the early stages of projects, when cash is being used on personnel, equipment, supplies and other project costs prior to cash flow being received from the customer. As the project progresses, the working capital needs typically stabilize or decrease as cash flow from customers begins to meet or exceed cash outlaid for operating expenses.

        We anticipate that our cash and cash equivalents on hand, our $157.8 million borrowing availability under our credit facility, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures. We expect that our capital spending in 2012 will be slightly less than our 2011 capital spending. Although we believe that we have adequate cash and availability under our credit facility to meet our liquidity needs, our involvement in any large-scale project initiatives may require additional working capital, depending upon the size and duration of the project and the financial terms of the underlying agreement.

Debt Instruments

        On December 21, 2011, we entered into a five-year syndicated credit agreement for an initial facility of $175.0 million. The entire facility is available for revolving loans and the issuance of letters of credit and up to $25.0 million of the facility is available for swingline loans. We have the option to increase the commitments under the Credit Agreement or enter into incremental term loans, subject to certain conditions, by up to an additional $75.0 million upon receipt of additional commitments from new or existing lenders.

        Revolving loans under the Credit Agreement bear interest, at our option, at either (1) ABR, which is the greatest of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or LIBOR plus 1.00%, plus in each case an applicable margin ranging from 0.00% to 1.00%; or (2) LIBOR plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on our leverage ratio. Letters of credit issued under the Credit Agreement are subject to a letter of credit fee of 1.00% to 2.00%, based on our leverage ratio and a facing fee of 0.125%. Swingline loans will bear interest at the ABR Rate. We are required to pay a 0.2% commitment fee on the unused portion of the credit facility.

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

        Under the Credit Agreement, we are subject to certain financial covenants, a leveraged debt ratio and a minimum interest coverage ratio. We were in compliance at March 31, 2012. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

        As of March 31, 2012, we had no revolving loans outstanding under the Credit Agreement. We had approximately $17.2 million in letters of credit outstanding under the facility at a rate of 1.13%. Also, as of March 31, 2012, we had $157.8 million available for borrowing under the Credit Agreement. As of December 31, 2011, the Company had $10.0 million in revolving loans outstanding under the Credit Agreement at an interest rate of 1.31%, and approximately $17.2 million in letters of credit outstanding under the Credit Agreement at a rate of 1.13%.

Off-Balance Sheet Transactions

        As is common in our industry, we enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations and surety guarantees entered into in the normal course of business. We have not engaged in any off-balance sheet financing arrangements through special purpose entities.

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

Purchase Commitments for Construction Equipment

        As of March 31, 2012, we had approximately $4.8 million in outstanding purchase obligations for certain construction equipment to be paid with most of the cash outlay scheduled to occur over the next six months of 2012.

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

        At March 31, 2012, we had two outstanding irrevocable standby letters of credit, including one for $15.0 million related to the Company's payment obligation under its insurance programs and another for approximately $2.2 million related to contract performance obligations.

Surety Bonds

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of March 31, 2012, an aggregate of approximately $899.4 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $397.9 million as of March 31, 2012.

Concentration of Credit Risk

        We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2012, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 13.1% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of March 31, 2011, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 25.5% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

New Accounting Pronouncements

        For a discussion regarding new accounting pronouncements, please refer to Note 1. "Organization, Business and Basis of Presentation—Recently Issued Accounting Pronouncements" in the accompanying Notes to Consolidated Financial Statements.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" included in our 2011 Annual Report.

Cautionary Statement Concerning Forward-Looking Statements and Information

        We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.

        Various statements contained in this quarterly report on Form 10-Q are forward-looking statements, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenue, income and capital spending. Our forward-looking statements are generally accompanied by words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "objective," "outlook," "plan," "project," "possible," "potential," "should" or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this quarterly report on Form 10-Q. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed in Item 1A "Risk Factors" in our 2011 Annual Report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

        These risks, contingencies and uncertainties include, but are not limited to, the following:

  •
  our operating results may vary significantly from year to year;

  •
  demand for our services is cyclical and vulnerable to industry, regional and national downturns;

  •
  our industry is highly competitive;

  •
  we may be unsuccessful in generating internal growth;

  •
  many of our contracts may be canceled upon short notice and we may be unsuccessful in replacing our contracts if they are canceled or as they are completed or expire;

  •
  backlog may not be realized or may not result in profits;

  •
  our business growth could outpace the capability of our internal resources;

  •
  we require subcontractors to assist us in providing certain services and we depend on obtaining and retaining the necessary subcontractors to complete certain projects;

  •
  we depend on suppliers to procure material for our projects;

  •
  our participation in joint ventures and other projects with third parties may expose us to liability for failures of others;

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

  •
  our reserves for estimated losses related to potential liabilities not covered by insurance may be less than our actual losses;

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

  •
  we extend trade credit to customers for purchases of our services and we may have difficulty collecting receivables from customers that experience financial difficulties;

  •
  we derive a significant portion of our revenues from a few customers;

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

  •
  we may be unable to perform our obligations under engineering, procurement and construction contracts;

  •
  our business may be affected by seasonal and other variations, including severe weather conditions;

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

  •
  we may fail to integrate future acquisitions successfully;

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

  •
  we, or our business partners, may be subject to breaches of information technology systems; and

  •
  provisions in our organizational documents and under Delaware law could delay or prevent a change of control of our company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of March 31, 2012, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the three months ended March 31, 2012 and 2011, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

        As of March 31, 2012, we had no borrowings outstanding under the Credit Agreement. Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If the prime rate, federal funds rate or LIBOR rises, our interest payment obligations on outstanding borrowings will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

        During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For further discussion regarding legal proceedings, please refer to Note 6, "Commitments and Contingencies—Litigation and Other Legal Matters" in the accompanying Notes to Consolidated Financial Statements.

ITEM 1A.    RISK FACTORS

        As of the date of this filing, there have been no material changes to the risk factors previously discussed in Item 1A to our 2011 Annual Report. An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described in our 2011 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. These risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of our common stock and any investment in our company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

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
101.1
The following materials from MYR Group's Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; (iv) Notes to Consolidated Financial Statements, tagged as blocks of text; and (v) document and entity information. *

†
Filed herewith

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

MYR GROUP INC. (Registrant)

May 9, 2012	/s/ PAUL J. EVANS Vice President, Chief Financial Officer and Treasurer