Form 10-Q
period 2012-06-30
MYR GROUP INC.
filed 2012-08-07
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012 OR
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

        As of July 27, 2012 there were 20,533,426 outstanding shares of the registrant's $0.01 par value common stock.

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

i

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,300	$34,013
Accounts receivable, net of allowances of $1,142 and $1,078, respectively	154,171	126,911
Costs and estimated earnings in excess of billings on uncompleted contracts	54,166	43,694
Construction materials inventory	—	4,003
Deferred income tax assets	13,253	13,253
Receivable for insurance claims in excess of deductibles	9,881	10,122
Refundable income taxes	—	884
Other current assets	2,679	3,071

Total current assets	258,450	235,951
Property and equipment, net of accumulated depreciation of $75,742 and $64,345, respectively	127,070	117,178
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $2,390 and $2,223, respectively	10,702	10,869
Other assets	1,948	1,971

Total assets	$444,769	$412,568

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$10,000	$10,000
Accounts payable	86,899	73,924
Billings in excess of costs and estimated earnings on uncompleted contracts	28,863	24,945
Accrued self insurance	38,338	38,850
Accrued income taxes	15	—
Other current liabilities	27,080	29,078

Total current liabilities	191,195	176,797
Deferred income tax liabilities	19,354	19,354
Other liabilities	1,230	679

Total liabilities	211,779	196,830

Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 20,532,426 and 20,405,044 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	203	203
Additional paid-in capital	151,384	149,877
Retained earnings	81,403	65,658

Total stockholders' equity	232,990	215,738

Total liabilities and stockholders' equity	$444,769	$412,568

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011
Contract revenues	$260,410	$185,310	$500,638	$335,604
Contract costs	230,348	165,771	444,473	294,476

Gross profit	30,062	19,539	56,165	41,128
Selling, general and administrative expenses	14,515	13,698	30,433	27,651
Amortization of intangible assets	83	83	167	167
Gain on sale of property and equipment	(193)	(229)	(320)	(300)

Income from operations	15,657	5,987	25,885	13,610
Other income (expense)
Interest income	1	14	1	43
Interest expense	(204)	(160)	(386)	(370)
Other, net	(32)	(10)	(59)	(32)

Income before provision for income taxes	15,422	5,831	25,441	13,251
Income tax expense	5,887	2,114	9,696	5,034

Net income	$9,535	$3,717	$15,745	$8,217

Income per common share:
—Basic	$0.46	$0.19	$0.77	$0.41
—Diluted	$0.45	$0.18	$0.74	$0.39
Weighted average number of common shares and potential common shares outstanding:
—Basic	20,338	20,059	20,319	20,021
—Diluted	21,094	20,978	21,098	20,956

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Cash flows from operating activities:
Net income	$9,535	$3,717	$15,745	$8,217
Adjustments to reconcile net income to net cash flows provided by operating activities—
Depreciation and amortization of property and equipment	6,047	4,567	11,747	8,814
Amortization of intangible assets	83	83	167	167
Stock-based compensation expense	647	606	1,341	954
Deferred income taxes	—	46	—	46
Gain on sale of property and equipment	(193)	(229)	(320)	(300)
Other non-cash items	34	17	68	61
Changes in operating assets and liabilities
Accounts receivable, net	1,158	(7,886)	(27,260)	7,430
Costs and estimated earnings in excess of billings on
uncompleted contracts	(293)	(19,069)	(10,472)	(25,180)
Construction materials inventory	1,542	—	4,003	—
Receivable for insurance claims in excess of deductibles	61	(786)	241	(749)
Other assets	654	(2,118)	1,244	1,123
Accounts payable	5,544	22,273	11,721	16,417
Billings in excess of costs and estimated earnings on uncompleted contracts	113	(872)	3,918	(3,552)
Accrued self insurance	135	913	(512)	1,002
Other liabilities	(2,912)	(814)	(1,484)	(208)

Net cash flows provided by operating activities	22,155	448	10,147	14,242

Cash flows from investing activities:
Proceeds from sale of property and equipment	224	229	364	300
Purchases of property and equipment	(12,099)	(10,601)	(20,429)	(22,824)

Net cash flows used in investing activities	(11,875)	(10,372)	(20,065)	(22,524)

Cash flows from financing activities:
Repayments on term loan	—	—	—	(20,000)
Net borrowings (repayments) on revolving credit facility	10,000	—	—	—
Employee stock option transactions	219	300	145	579
Excess tax benefit from stock-based awards	15	275	35	444
Debt issuance costs	(2)	—	(13)	—
Other financing activities	38	45	38	45

Net cash flows provided by (used in) financing activities	10,270	620	205	(18,932)

Net increase (decrease) in cash and cash equivalents	20,550	(9,304)	(9,713)	(27,214)
Cash and cash equivalents:
Beginning of period	3,750	44,713	34,013	62,623

End of period	$24,300	$35,409	$24,300	$35,409

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business and Basis of Presentation

Organization

        MYR Group Inc. (the "Company") is a holding company of specialty electrical construction service providers and is comprised of the following operating subsidiaries: The L. E. Myers Co., a Delaware corporation; Hawkeye Construction, Inc., an Oregon corporation; Harlan Electric Company, a Michigan corporation; Sturgeon Electric Company, Inc., a Michigan corporation; MYR Transmission Services, Inc., a Delaware corporation; and Great Southwestern Construction, Inc., a Colorado corporation.

Business

        The Company performs construction services in two business segments: Transmission and Distribution ("T&D"), and Commercial and Industrial ("C&I"). T&D customers include electric utilities, cooperatives and municipalities. The Company provides a broad range of T&D services which includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. The Company also provides C&I electrical contracting services to property owners and general contractors in the western United States.

Interim Consolidated Financial Information

        The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with these rules and regulations. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial condition of the Company as of June 30, 2012, and the results of operations and cash flows for the three and six months ended June 30, 2012 and 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the full year or the results for any future periods. The consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2011, included in the Company's annual report on Form 10-K.

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

Recently Issued and Proposed Accounting Pronouncements

        Changes to U.S. GAAP are typically established by the Financial Accounting Standards Board (FASB) in the form of accounting standards updates (ASUs) to the FASB's Accounting Standards Codification (ASC).The Company considers the applicability and impact of all ASUs. The Company, based on its assessment, determined that any recent ASUs not listed below are either not applicable to the Company or have minimal impact on our consolidated financial statements.

        In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company currently believes the adoption of this standard will not have a significant impact on its consolidated financial statements.

        In June 2010, the FASB issued an exposure draft, Revenue from Contracts with Customers, which would supersede most of the existing guidance on revenue recognition in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. In November 2011, the FASB re-exposed the draft and the comment period ended in March, 2012. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have on the Company's consolidated financial statements at this time.

        In August 2010, the FASB issued an exposure draft, Leases, which would result in significant changes to the accounting requirements for both lessees and lessors in ASC Topic 840, Leases. In July 2011, the FASB announced its intention to re-expose the draft. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have on the Company's consolidated financial statements at this time.

Recently Adopted Accounting Pronouncements

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update was intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more-likely-than-not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The "more-likely-than-not" threshold is defined as having a likelihood of more than 50%. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for reporting periods beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-08 in January 2012 and there was no effect on the Company's financial position, results of operations or cash flows.

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

2. Fair Value Measurements

        The Company uses the three-tier hierarchy of fair value measurement, which prioritizes the inputs used in measuring fair value based upon their degree of availability in external active markets. These tiers include: Level 1 (the highest priority), defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 (the lowest priority), defined as unobservable inputs in which little or no market data exists; therefore requiring an entity to develop its own assumptions.

        As of June 30, 2012 and December 31, 2011, the carrying value of the Company's cash and cash equivalents approximated fair value based on Level 1 inputs. The Company determined that the carrying value of revolving borrowings under the credit facility at June 30, 2012 and December 31, 2011, which had short maturities and interest rates that were based upon variable reference rates, approximated fair value based on Level 2 inputs.

3. Contracts in Process

        The net asset (liability) position for contracts in process consisted of the following:

(In thousands)	June 30, 2012	December 31, 2011
Costs and estimated earnings on uncompleted contracts	$1,257,243	$1,027,805
Less: Billings to date	1,231,940	1,009,056

	$25,303	$18,749

        The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

(In thousands)	June 30, 2012	December 31, 2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$54,166	$43,694
Billings in excess of costs and estimated earnings on uncompleted contracts	(28,863)	(24,945)

	$25,303	$18,749

4. Income Taxes

        The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rates for the three and six months ended June 30, 2012 and 2011 was principally due to state income taxes.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Income Taxes (Continued)

        The Company is subject to taxation in various jurisdictions. The Company's federal tax returns for 2010 and 2009 are currently under examination by the Internal Revenue Service. The Company continues to remain subject to examination by various state authorities for the years 2007 through 2010.

5. Commitments and Contingencies

Letters of Credit

        At both June 30, 2012 and December 31, 2011, the Company had two outstanding irrevocable standby letters of credit, including one for $15.0 million related to the Company's payment obligation under its insurance programs and another for approximately $2.2 million related to contract performance obligations.

Leases

        The Company leases real estate, construction equipment and office equipment under operating leases with terms ranging from one to nine years. As of June 30, 2012, future minimum lease payments for operating leases were as follows: $2.2 million for the remainder of 2012, $2.4 million for 2013, $0.9 million for 2014, $0.4 million for 2015, $0.2 million for 2016 and $0.5 million thereafter.

Purchase Commitments for Construction Equipment

        As of June 30, 2012, the Company had approximately $4.1 million in outstanding purchase orders for certain construction equipment with cash outlay requirements scheduled to occur over the next six months.

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

Surety Bonds

        In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company typically indemnifies its surety for any expenses paid out under these performance bonds. As of June 30, 2012, an aggregate of

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Commitments and Contingencies (Continued)

approximately $914.1 million in original face amount of bonds issued by the surety were outstanding. The estimated remaining cost to complete those bonded projects was approximately $351.4 million as of June 30, 2012.

Indemnities

        From time to time, pursuant to its service arrangements, the Company indemnifies its customers for claims related to the services it provides under those service arrangements. These indemnification obligations may subject the Company to indemnity claims and liabilities and related litigation. The Company is not aware of any material unrecorded liabilities for asserted claims in connection with these indemnification obligations.

Collective Bargaining Agreements

        Many of the Company's subsidiaries' field labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from one or more multi-employer pension plans, or if the plans become underfunded, the subsidiary could be assessed liabilities for additional contributions related to the underfunding of these plans. Although the Company has been informed that certain of the multi-employer pension plans to which our subsidiaries contribute have been labeled with a "critical" status, the Company is not aware of any significant liabilities related to these plans. However, if a subsidiary withdraws from a plan, or if an underfunded plan imposes a material surcharge in the future, the Company cannot be certain that the amount of liability imposed on it would not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

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

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation

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

Stock Options

        On March 23, 2012, the Company granted options to purchase 145,354 shares of the Company's common stock to various employees, including the Company's executive officers. The grant date fair value of these options, using the Black- Scholes-Merton option-pricing model, was approximately $8.42 per share. These options vest ratably over a three-year period. On January 3, 2012, the Company granted options to purchase 23,734 shares of the Company's common stock to the Company's chief financial officer upon the beginning of his employment with the Company. The grant date fair value of these options, using the Black-Scholes-Merton option-pricing model, was approximately $9.48 per share. These options will vest ratably over a four-year period. The Company issued 36,992 new shares to option holders upon the exercise of vested stock options during the six months ended June 30, 2012. Total intrinsic value of options exercised during the six months ended June 30, 2012 was approximately $0.4 million.

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

Performance Awards

        On March 23, 2012, the Company granted performance stock awards covering 41,755 shares of common stock, at target level, to certain key management personnel, including the Company's executive officers. The grant date fair value of the performance stock awards was $17.48, which was equal to the closing market price of the Company's common stock on the date of grant. The performance stock

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (Continued)

awards will cliff vest on the third anniversary of the performance period, subject to achievement of certain specified levels of the Company's average return-on-equity over the performance period.

Stock-based Compensation Expense

        The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. Stock-based compensation expense is adjusted for changes in estimated and actual forfeitures and also for changes in estimated performance shares that will be earned. The Company recognized stock-based compensation expense of approximately $1.3 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively, which was included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Stock-based compensation expense for the six months ended June 30, 2011 included a net reduction in expense of $0.2 million for a change in the estimated forfeiture rates for the various awards and a change in the estimated number of performance shares that were expected to be earned. As of June 30, 2012, there was approximately $6.1 million of total unrecognized stock-based compensation cost related to awards granted under the LTIP, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

7. Segment Information

        The information in the following table was derived from internal financial reports used for corporate management purposes:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Contract revenues:
T&D	$215,816	$139,662	$420,814	$257,687
C&I	44,594	45,648	79,824	77,917

	$260,410	$185,310	$500,638	$335,604

Operating income (loss):
T&D	$20,911	$11,832	$37,723	$25,375
C&I	1,860	824	2,959	1,676
General Corporate	(7,114)	(6,669)	(14,797)	(13,441)

	$15,657	$5,987	$25,885	$13,610

8. Earnings Per Share

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

8. Earnings Per Share (Continued)

        Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands except per share data)	2012	2011	2012	2011
Numerator:
Net income	$9,535	$3,717	$15,745	$8,217
Less: Net income allocated to participating securities	83	—	120	—

Net income available to common shareholders	$9,452	$3,717	$15,625	$8,217

Denominator:
Weighted average common shares outstanding	20,338	20,059	20,319	20,021
Weighted average dilutive securities	756	919	779	935

Weighted average common shares outstanding, diluted	21,094	20,978	21,098	20,956

Income per common share, basic	$0.46	$0.19	$0.77	$0.41
Income per common share, diluted	$0.45	$0.18	$0.74	$0.39

        Employee stock options to purchase approximately 358,000 and 112,000 shares of common stock during the three months and six months ended June 30, 2012, respectively, and employee stock options to purchase approximately 90,000 shares of common stock during the three months and six months ended June 30, 2011 were outstanding but not included in the calculation of diluted earnings per common share because the effect would have been anti-dilutive. Additionally, for the three and six months ended June 30, 2012 and 2011, potential common shares related to the unvested portion of performance awards of approximately 12,000 and 60,000, respectively, were excluded from the calculation of diluted earnings per share because the underlying performance obligation was not met as of the end of the period.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion should be read in conjunction with the accompanying consolidated financial statements as of June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011, and with our Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed herein under the captions labeled "Cautionary Statement Concerning Forward-Looking Statements and Information" and "Risk Factors," as well as in the 2011 Annual Report. We assume no obligation to update any of these forward-looking statements.

Overview and Outlook

        We are a leading specialty contractor serving the electrical infrastructure market in the United States. We are one of the largest national contractors servicing the T&D sector of the United States electric utility industry. Our T&D customers include electric utilities, cooperatives and municipalities. We provide a broad range of T&D services, which include design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. We also provide C&I electrical contracting services to property owners and general contractors in the western United States.

        We had consolidated revenues, for the six months ended June 30, 2012, of $500.6 million, of which 84.1% was attributable to our T&D customers and 15.9% was attributable to our C&I customers. For the six months ended June 30, 2012 our net income and EBITDA(1) were $15.7 million and $37.7 million, respectively, compared to $8.2 million and $22.6 million, respectively, for the six months ended June 30, 2011.

        Our results have been driven primarily by successful bids for, and execution of, large transmission projects, our ability to capitalize on increased infrastructure spending in our markets and the breadth of our customer base. We believe our centralized fleet and skilled workforce provide us with a competitive advantage as spending in the transmission infrastructure market could impact demand for a limited supply of specialized equipment and labor. Our business is affected by the level of spending on T&D infrastructure throughout the United States and the level of C&I electrical construction activity in the western United States. While our backlog has decreased over the prior year period, primarily due to the ongoing construction of several large projects, transmission bidding activity remained strong in the first six months of 2012 with bidding activity for large and medium-sized projects increasing in the second quarter over the first quarter of 2012. We anticipate an expanding market for transmission projects of all sizes over the next several years and continued strong competition for those projects. We believe that capacity in the transmission market has tightened, with some regions experiencing shortages of skilled labor and specialized equipment resources. In the first six months of 2012, we saw an increase in bidding activity in some of our C&I markets and steady electric distribution demand. However, we believe that the economic conditions and uncertainties in the United States are still causing some of our customers, particularly those in the distribution market and C&I segment, to delay or reallocate their capital spending programs and, as a result, competition remains strong for the projects available for us to bid in those markets. We expect to grow our business organically, as well as through selectively considered strategic acquisitions or joint ventures that may improve our competitive position within our existing markets or expand our geographic footprint.

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

  The following table provides a reconciliation of net income to EBITDA:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Reconciliation of Net Income to EBITDA:
Net Income	$9,535	$3,717	$15,745	$8,217
Add:
Interest expense, net	203	146	385	327
Provision for income taxes	5,887	2,114	9,696	5,034
Depreciation & amortization	6,130	4,650	11,914	8,981

EBITDA	$21,755	$10,627	$37,740	$22,559

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

  The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2012	2011	2012	2011
Reconciliation of EBITDA to Net Cash Flows
Provided By Operating Activities:
EBITDA	$21,755	$10,627	$37,740	$22,559
Add/(subtract):
Interest expense, net	(203)	(146)	(385)	(327)
Provision for income taxes	(5,887)	(2,114)	(9,696)	(5,034)
Depreciation & amortization	(6,130)	(4,650)	(11,914)	(8,981)
Adjustments to reconcile net income to net cash flows provided by operating activities	6,618	5,090	13,003	9,742
Changes in operating assets and liabilities	6,002	(8,359)	(18,601)	(3,717)

Net cash flows provided by operating activities	$22,155	$448	$10,147	$14,242

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

        Certain of the projects that we undertake are not completed in one accounting period. Revenue on construction contracts is recorded based upon the percentage-of-completion accounting method determined by the ratio of costs incurred to date on the contracts to management's estimates of total contract costs. There can be no assurance as to the accuracy of our customers' requirements or of our estimates of existing and future needs under MSAs, or of the values of our cost or time-dependent contracts and, therefore, our current backlog may not be realized as part of our future revenues. Changes in backlog from period to period are primarily the result of fluctuations in the timing and revenue recognition of contracts.

        The following table summarizes the amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at June 30, 2012
(in thousands)	Total	Amount estimated to not be recognized within 12 months of June 30, 2012	Total Backlog at June 30, 2011
T&D	$464,187	$92,720	$646,101
C&I	78,780	23,652	70,838

Total	$542,967	$116,372	$716,939

Project Bonding Requirements

        Historically, approximately 20% to 40% of our business required performance bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the surety bonds. As of June 30, 2012, we had approximately $914.1 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $351.4 million as of June 30, 2012.

Consolidated Results of Operations

        The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the period indicated:

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$260,410	100.0%	$185,310	100.0%	$500,638	100.0%	$335,604	100.0%
Contract costs	230,348	88.5	165,771	89.5	444,473	88.8	294,476	87.8

Gross profit	30,062	11.5	19,539	10.5	56,165	11.2	41,128	12.2
Selling, general and administrative expenses	14,515	5.6	13,698	7.4	30,433	6.1	27,651	8.2
Amortization of intangible assets	83	—	83	—	167	—	167	—
Gain on sale of property and equipment	(193)	(0.1)	(229)	(0.1)	(320)	(0.1)	(300)	(0.1)

Income from operations	15,657	6.0	5,987	3.2	25,885	5.2	13,610	4.1
Other income (expense)
Interest income	1	—	14	—	1	—	43	—
Interest expense	(204)	(0.1)	(160)	(0.1)	(386)	(0.1)	(370)	(0.1)
Other, net	(32)	—	(10)	—	(59)	—	(32)	—

Income before provision for income taxes	15,422	5.9	5,831	3.1	25,441	5.1	13,251	4.0
Income tax expense	5,887	2.2	2,114	1.1	9,696	2.0	5,034	1.5

Net income	$9,535	3.7%	$3,717	2.0%	$15,745	3.1%	$8,217	2.5%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

        Revenues.    Revenues increased $75.1 million, or 40.5%, to $260.4 million for the three months ended June 30, 2012 from $185.3 million for the three months ended June 30, 2011. The majority of the increase in revenues was the result of an increase in revenues from several large transmission projects (greater than $10.0 million in contract value).

        Gross profit.    Gross profit increased $10.5 million, or 53.9%, to $30.1 million for the three months ended June 30, 2012 from $19.5 million for the three months ended June 30, 2011, primarily as a result of the increase in volume. As a percentage of overall revenues, gross margin increased to 11.5% for the three months ended June 30, 2012 from 10.5% for the three months ended June 30, 2011. The increase in gross profit as a percentage of revenues was mainly attributable to improved overall project margins on small (less than $3.0 million in contract value) and medium-sized (between $3.0 million and $10.0 million in contract value) projects in both segments and to improved utilization of fleet assets.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased approximately $0.8 million, or 6.0%, to $14.5 million for the three months ended June 30, 2012 from $13.7 million for the three months ended June 30, 2011. The increase was mainly due to an increase in employee compensation related primarily to the increased number of support personnel. As a percentage of revenues, these expenses decreased to 5.6% for the three months ended June 30, 2012 from 7.4% for the three months ended June 30, 2011.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment remained consistent at $0.2 million for the three months ended June 30, 2012 and June 30, 2011. Gains from the sale of property and equipment are attributable to routine sales of property and equipment that is no longer useful or valuable to our ongoing operations.

        Interest income.    Interest income decreased for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, primarily due to a decrease in the amount of our average daily cash balance.

        Interest expense.    Interest expense remained consistent for the three-month periods ended June 30, 2012 and 2011 at $0.2 million.

        Provision for income taxes.    The provision for income taxes was $5.9 million for the three months ended June 30, 2012, with an effective tax rate of 38.2%, compared to a provision of $2.1 million for the three months ended June 30, 2011, with an effective tax rate of 36.3%. The lower overall effective tax rate for the three months ended June 30, 2011 was mainly due to certain discrete tax adjustments and state income taxes.

        Net income.    Net income for the three months ended June 30, 2012 was $9.5 million compared to net income for the three months ended June 30, 2011 of $3.7 million for the reasons stated above.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three months ended June 30,
	2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$215,816	82.9%	$139,662	75.4%
Commercial & Industrial	44,594	17.1	45,648	24.6

Total	$260,410	100.0	$185,310	100.0

Operating income (loss):
Transmission & Distribution	$20,911	9.7	$11,832	8.5
Commercial & Industrial	1,860	4.2	824	1.8

Total	22,771	8.7	12,656	6.8
Corporate	(7,114)	(2.7)	(6,669)	(3.6)

Consolidated	$15,657	6.0%	$5,987	3.2%

Transmission & Distribution

        Revenues for our T&D segment for the three months ended June 30, 2012 were $215.8 million compared to $139.7 million for the three months ended June 30, 2011, an increase of $76.1 million, or 54.5%. The increase in revenues was primarily the result of an increase in revenues from several large transmission projects as well as an increase in revenues from many small transmission projects, which were partially offset by a decrease in distribution revenues.

        Revenues from transmission projects represented 86.9% and 70.2% of T&D segment revenue for the three months ended June 30, 2012 and 2011, respectively.

        Operating income for our T&D segment for the three months ended June 30, 2012 was $20.9 million compared to $11.8 million for the three months ended June 30, 2011, an increase of approximately $9.1 million, or 76.7%, primarily as a result of higher volume in large and small transmission projects. As a percentage of revenues, operating income for our T&D segment increased to 9.7% for the three months ended June 30, 2012 from 8.5% for the three months ended June 30, 2011. The increase in operating income, as a percentage of revenues, was mostly attributable to higher project margins on small and medium-sized transmission projects and small distribution projects, in addition to improved utilization of fleet assets over the prior period.

Commercial & Industrial

        Revenues for our C&I segment for the three months ended June 30, 2012 were $44.6 million compared to $45.6 million for the three months ended June 30, 2011, a decrease of $1.0 million,or 2.3%.

        Operating income for our C&I segment for the three months ended June 30, 2012 was $1.9 million compared to $0.8 million for the three months ended June 30, 2011, an increase of $1.0 million, or 125.7%. As a percentage of revenues, operating income for our C&I segment increased to 4.2% for the three months ended June 30, 2012 from 1.8% for the three months ended June 30, 2011. The increase in operating income, as a percentage of revenues, in the C&I segment was mainly attributable to an overall increase in project margins on small and medium-sized projects, which was partially offset by a decrease in project margins on large projects.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

        Revenues.    Revenues increased $165.0 million, or 49.2%, to $500.6 million for the six months ended June 30, 2012 from $335.6 million for the six months ended June 30, 2011. The majority of the increase in revenues was the result of an increase in revenues from several large and many small transmission projects, coupled with an increase in revenues from the C&I segment.

        Gross profit.    Gross profit increased $15.0 million, or 36.6%, to $56.2 million for the six months ended June 30, 2012 from $41.1 million for the six months ended June 30, 2011, primarily as a result of the increase in volume. As a percentage of overall revenues, gross margin decreased to 11.2% for the six months ended June 30, 2012 from 12.2% for the six months ended June 30, 2011. The decrease in gross profit as a percentage of revenues was mainly attributable to a few large transmission projects which experienced above-average margins of approximately $5.8 million in the first three months of 2011 when they were in the final stages of completion. The decrease was partially offset by improved utilization of fleet assets during the first six months of 2012.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased approximately $2.8 million, or 10.1%, to $30.4 million for the six months ended June 30, 2012 from $27.7 million for the six months ended June 30, 2011. The increase was mostly due to an increase in employee compensation and benefit costs related primarily to the increased number of support personnel. As a percentage of revenues, these expenses decreased to 6.1% for the six months ended June 30, 2012 from 8.2% for the six months ended June 30, 2011.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment remained consistent at $0.3 million for the six months ended June 30, 2012 and June 30, 2011. Gains from the sale of property and equipment are attributable to routine sales of property and equipment that is no longer useful or valuable to our ongoing operations.

        Interest income.    Interest income decreased for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily due to a decrease in the amount of our average daily cash balance.

        Interest expense.    Interest expense remained consistent for the six-month periods ended June 30, 2012 and 2011 at $0.4 million.

        Provision for income taxes.    The provision for income taxes was $9.7 million for the six months ended June 30, 2012, with an effective tax rate of 38.1%, compared to a provision of $5.0 million for the six months ended June 30, 2011, with an effective tax rate of 38.0%.

        Net income.    Net income for the six months ended June 30, 2012 was $15.7 million compared to net income for the six months ended June 30, 2011 of $8.2 million for the reasons stated above.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Six months ended June 30,
	2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$420,814	84.1%	$257,687	76.8%
Commercial & Industrial	79,824	15.9	77,917	23.2

Total	$500,638	100.0	$335,604	100.0

Operating income (loss):
Transmission & Distribution	$37,723	9.0	$25,375	9.8
Commercial & Industrial	2,959	3.7	1,676	2.2

Total	40,682	8.1	27,051	8.1
Corporate	(14,797)	(2.9)	(13,441)	(4.0)

Consolidated	$25,885	5.2%	$13,610	4.1%

Transmission & Distribution

        Revenues for our T&D segment for the six months ended June 30, 2012 were $420.8 million compared to $257.7 million for the six months ended June 30, 2011, an increase of $163.1 million, or 63.3%. The increase in revenues was primarily the result of an increase in revenues from several large and many small transmission projects. The increase in transmission revenues was partially offset by a reduction in distribution revenues in the six months ended June 30, 2012.

        Revenues from transmission projects represented 85.4% and 69.3% of T&D segment revenue for the six months ended June 30, 2012 and 2011, respectively. Additionally, for the six months ended June 30, 2012, measured by revenue in our T&D segment, we provided 48.5% of our T&D services under fixed-price contracts, as compared to 38.1% for the six months ended June 30, 2011.

        Operating income for our T&D segment for the six months ended June 30, 2012 was $37.7 million compared to $25.4 million for the six months ended June 30, 2011, an increase of approximately $12.3 million, or 48.7%, primarily as a result of higher volume in large and small transmission projects. As a percentage of revenues, operating income for our T&D segment decreased to 9.0% for the six months ended June 30, 2012 from 9.8% for the six months ended June 30, 2011. The decrease in gross profit as a percentage of revenues was mainly attributable to a few large transmission projects which experienced above-average margins of approximately $5.8 million in the first three months of 2011 when they were in the final stages of completion. Utilization of fleet assets in the first six months of 2012 improved over the prior year period.

Commercial & Industrial

        Revenues for our C&I segment for the six months ended June 30, 2012 were $79.8 million compared to $77.9 million for the six months ended June 30, 2011, an increase of $1.9 million or 2.4%. The increase in revenues was mainly due to an increase in revenues from medium-sized projects.

        Measured by revenue in our C&I segment, for the six months ended June 30, 2012, we provided 54.7% of our services under fixed-price contracts as compared to 56.6% for the six months ended June 30, 2011.

        Operating income for our C&I segment for the six months ended June 30, 2012 was $3.0 million compared to $1.7 million for the six months ended June 30, 2011, an increase of $1.3 million, or 76.6%. As a percentage of revenues, operating income for our C&I segment increased to 3.7% for the six months ended June 30, 2012 from 2.2% for the six months ended June 30, 2011. The increase in operating income, as a percentage of revenues, in the C&I segment was mainly attributable to an overall increase in margins on small and medium-sized projects.

Liquidity and Capital Resources

        As of June 30, 2012, we had cash and cash equivalents of $24.3 million and $147.8 million available for borrowing under the Credit Agreement. During the six months ended June 30, 2012, consolidated operating activities of our business generated cash of $10.1 million, compared to generating $14.2 million of cash for the six months ended June 30, 2011. Cash flow from operating activities is primarily influenced by demand for our services, operating margins and the type of services we provide our customers. During the six months ended June 30, 2012 and 2011, we used net cash in investing activities of $20.1 million and $22.5 million, respectively, primarily for capital expenditures. We generated $0.2 million in cash from financing activities during the first six months of 2012, compared to using net cash of $18.9 million during the first six months of 2011, which was primarily used to prepay $20.0 million of our term loan.

        The changes in various working capital accounts (such as: accounts receivable, including retention; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts) are due to normal timing fluctuations in our operating activities. In particular, the gross amount of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts used cash of $22.1 million in the first six months of 2012, compared to $4.9 million in the first six months of 2011, largely due to the increased construction activity on large transmission projects in the first six months of 2012 compared to the prior period. We typically experience higher working capital needs in the early stages of projects, when cash is being used on personnel, equipment, supplies and other project costs prior to cash flow being received from the customer. As the project progresses, the working capital needs typically stabilize or decrease as cash flow from customers begins to meet or exceed cash outlaid for operating expenses. Specifically, accounts receivable used $27.3 million in cash in the first six months of 2012, and generated $7.4 million in cash in the prior-year period. Receivable balances increased as our revenues increased in the six months ended June 30, 2012, and retainages in accounts receivable related to large projects also increased.

        We anticipate that our cash and cash equivalents on hand, our $147.8 million borrowing availability under our credit facility, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures. Although we believe that we have adequate cash and availability under our credit facility to meet our liquidity needs, our involvement in any large-scale project may require additional working capital, depending upon the size and duration of the project and the financial terms of the underlying agreement.

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

        Revolving loans under the Credit Agreement bear interest, at our option, at either (1) ABR, which is the greatest of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or LIBOR plus 1.00%, plus in each case an applicable margin ranging from 0.00% to 1.00%; or (2) LIBOR plus an applicable margin, ranging from 1.00% to 2.00%. The applicable margin is determined based on our leverage ratio. Letters of credit issued under the Credit Agreement are subject to a letter of credit fee of 1.00% to 2.00%, based on our leverage ratio and a facing fee of 0.125%. Swingline loans will bear interest at the ABR Rate. We are required to pay a 0.2% commitment fee on the unused portion of the credit facility.

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

        Under the Credit Agreement, we are subject to certain financial covenants, a leveraged debt ratio and a minimum interest coverage ratio. We were in compliance at June 30, 2012. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

        As of June 30, 2012, we had $10.0 million in revolving loans outstanding under the Credit Agreement at an interest rate of 1.25%. We had approximately $17.2 million in letters of credit outstanding under the facility at a rate of 1.13%. Also, as of June 30, 2012, we had $147.8 million available for borrowing under the Credit Agreement. As of December 31, 2011, we had $10.0 million in revolving loans outstanding under the Credit Agreement at an interest rate of 1.31%, and approximately $17.2 million in letters of credit outstanding under the Credit Agreement at a rate of 1.13%.

Concentration of Credit Risk

        We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of June 30, 2012, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 14.8% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of June 30, 2011, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 11.0% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of June 30, 2012, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the six months ended June 30, 2012 and 2011, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

        Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If the prime rate, federal funds rate or LIBOR rises, our interest payment obligations on outstanding borrowings will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of June 30, 2012, we had $10.0 million in borrowings outstanding under the Credit Agreement. An increase or decrease of 0.125% in the interest rate would have the effect of changing our interest expense by $12,500 per year.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

        During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

 PART II.—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        For further discussion regarding legal proceedings, please refer to Note 5, "Commitments and Contingencies—Litigation and Other Legal Matters" in the accompanying Notes to Consolidated Financial Statements.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Issuances of Common Stock.    During the three months ended June 30, 2012, a total of 2,385 shares of unregistered stock, valued at $38,470, were issued to two directors of the Company who elected to receive a portion of their annual director retainer fee in stock in lieu of cash.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) †
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350 *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350 *
101.1
The following materials from MYR Group's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and 2011; (iii) the Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2012 and 2011; (iv) Notes to Consolidated Financial Statements; and (v) document and entity information. *

†
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

MYR GROUP INC.
(Registrant)

August 7, 2012	/s/ PAUL J. EVANS Vice President, Chief Financial Officer and Treasurer