Form 10-Q
period 2012-09-30
MYR GROUP INC.
filed 2012-11-07
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012 OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        As of October 26, 2012 there were 20,669,372 outstanding shares of the registrant's $0.01 par value common stock.

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

i

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,599	$34,013
Accounts receivable, net of allowances of $1,338 and $1,078, respectively	164,440	126,911
Costs and estimated earnings in excess of billings on uncompleted contracts	63,107	43,694
Construction materials inventory	—	4,003
Deferred income tax assets	13,118	13,253
Receivable for insurance claims in excess of deductibles	11,282	10,122
Refundable income taxes	—	884
Other current assets	1,540	3,071

Total current assets	270,086	235,951
Property and equipment, net of accumulated depreciation of $81,717 and $64,345, respectively	131,029	117,178
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $2,474 and $2,223, respectively	10,618	10,869
Other assets	1,917	1,971

Total assets	$460,249	$412,568

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$—	$10,000
Accounts payable	92,915	73,924
Billings in excess of costs and estimated earnings on uncompleted contracts	30,065	24,945
Accrued self insurance	39,629	38,850
Accrued income taxes	124	—
Other current liabilities	33,610	29,078

Total current liabilities	196,343	176,797
Deferred income tax liabilities	19,416	19,354
Other liabilities	1,258	679

Total liabilities	217,017	196,830

Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 20,646,372 and 20,405,044 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	205	203
Additional paid-in capital	152,878	149,877
Retained earnings	90,149	65,658

Total stockholders' equity	243,232	215,738

Total liabilities and stockholders' equity	$460,249	$412,568

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2012	2011	2012	2011
Contract revenues	$250,558	$210,489	$751,196	$546,093
Contract costs	220,986	190,676	665,459	485,152

Gross profit	29,572	19,813	85,737	60,941
Selling, general and administrative expenses	15,639	13,523	46,072	41,174
Amortization of intangible assets	84	84	251	251
Gain on sale of property and equipment	(387)	(428)	(707)	(728)

Income from operations	14,236	6,634	40,121	20,244
Other income (expense)
Interest income	—	5	1	48
Interest expense	(368)	(93)	(754)	(463)
Other, net	(87)	(21)	(146)	(53)

Income before provision for income taxes	13,781	6,525	39,222	19,776
Income tax expense	5,035	2,304	14,731	7,338

Net income	$8,746	$4,221	$24,491	$12,438

Income per common share:
—Basic	$0.42	$0.21	$1.19	$0.62
—Diluted	$0.41	$0.20	$1.15	$0.59
Weighted average number of common shares and potential common shares outstanding:
—Basic	20,410	20,265	20,349	20,102
—Diluted	21,186	21,041	21,134	20,985

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Cash flows from operating activities:
Net income	$8,746	$4,221	$24,491	$12,438
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities—
Depreciation and amortization of property and equipment	6,420	4,980	18,167	13,794
Amortization of intangible assets	84	84	251	251
Stock-based compensation expense	688	146	2,029	1,100
Deferred income taxes	197	(622)	197	(576)
Gain on sale of property and equipment	(387)	(428)	(707)	(728)
Other non-cash items	35	17	103	78
Changes in operating assets and liabilities
Accounts receivable, net	(10,269)	(37,261)	(37,529)	(29,831)
Costs and estimated earnings in excess of billings on
uncompleted contracts	(8,941)	4,233	(19,413)	(20,947)
Construction materials inventory	—	(2,754)	4,003	(2,754)
Receivable for insurance claims in excess of deductibles	(1,401)	35	(1,160)	(714)
Other assets	1,135	2,656	2,379	4,223
Accounts payable	7,176	4,972	18,897	21,389
Billings in excess of costs and estimated earnings on uncompleted contracts	1,202	(3,014)	5,120	(6,566)
Accrued self insurance	1,291	2,797	779	3,799
Other liabilities	6,617	967	5,133	315

Net cash flows provided by (used in) operating activities	12,593	(18,971)	22,740	(4,729)

Cash flows from investing activities:
Proceeds from sale of property and equipment	513	508	877	808
Purchases of property and equipment	(11,665)	(11,338)	(32,094)	(34,162)

Net cash flows used in investing activities	(11,152)	(10,830)	(31,217)	(33,354)

Cash flows from financing activities:
Repayments on term loan	—	—	—	(20,000)
Net borrowings (repayments) on revolving credit facility	(10,000)	10,000	(10,000)	10,000
Employee stock option transactions	719	711	864	1,290
Excess tax benefit from stock-based awards	139	1,228	174	1,672
Debt issuance costs	—	—	(13)	—
Other financing activities	—	—	38	45

Net cash flows provided by (used in) financing activities	(9,142)	11,939	(8,937)	(6,993)

Net decrease in cash and cash equivalents	(7,701)	(17,862)	(17,414)	(45,076)
Cash and cash equivalents:
Beginning of period	24,300	35,409	34,013	62,623

End of period	$16,599	$17,547	$16,599	$17,547

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

Business

        The Company performs construction services in two business segments: Transmission and Distribution ("T&D"), and Commercial and Industrial ("C&I"). T&D customers include electric utilities, cooperatives and municipalities. The Company provides a broad range of T&D services which includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. The Company also provides C&I electrical contracting services in the western United States.

Interim Consolidated Financial Information

        The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with these rules and regulations. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial condition of the Company as of September 30, 2012, and the results of operations and cash flows for the three and nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the full year or the results for any future periods. The consolidated balance sheet as of December 31, 2011 has been derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2011, included in the Company's annual report on Form 10-K.

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

Codification (ASC).The Company considers the applicability and impact of all ASUs. The Company, based on its assessment, determined that any recent ASUs not listed below are either not applicable to the Company or have minimal impact on its consolidated financial statements.

        In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update is intended to simplify how entities test impairment of indefinite-lived intangible assets other than goodwill. The update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount as a basis for determining whether it is necessary to perform certain additional impairment tests. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company currently believes the adoption of this standard will not have a significant impact on its consolidated financial statements.

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

        In June 2010, the FASB issued an exposure draft, Revenue from Contracts with Customers, which would supersede most of the existing guidance on revenue recognition in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. In November 2011, the FASB re-exposed the draft and the comment period ended in March, 2012. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have on its consolidated financial statements at this time.

        In August 2010, the FASB issued an exposure draft, Leases, which would result in significant changes to the accounting requirements for both lessees and lessors in ASC Topic 840, Leases. In July 2011, the FASB announced its intention to re-expose the draft. As the standard-setting process is still ongoing, the Company is unable to determine the impact this proposed change in accounting will have on its consolidated financial statements at this time.

Recently Adopted Accounting Pronouncements

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update was intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more-likely-than-not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350. The "more-likely-than-not" threshold is defined as having a likelihood of more than 50%. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for reporting periods beginning after December 15, 2011. The Company adopted the provisions of ASU 2011-08 in January 2012 and there were no effects on the Company's financial position, results of operations or cash flows.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization, Business and Basis of Presentation (Continued)

and IFRSs, which generally converged U.S. GAAP and International Financial Reporting Standards requirements for fair value measurements and related disclosures. This update became effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this standard in January 2012 did not have an impact on the Company's consolidated financial statements, and there were no material impacts to the Company's financial statement disclosures.

2. Fair Value Measurements

        The Company uses the three-tier hierarchy of fair value measurement, which prioritizes the inputs used in measuring fair value based upon their degree of availability in external active markets. These tiers include: Level 1 (the highest priority), defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3 (the lowest priority), defined as unobservable inputs in which little or no market data exists; therefore, requiring an entity to develop its own assumptions.

        As of September 30, 2012 and December 31, 2011, the carrying value of the Company's cash and cash equivalents approximated fair value based on Level 1 inputs. The Company determined that the carrying value of revolving borrowings under the credit facility at December 31, 2011, which had short maturities and interest rates that were based upon variable reference rates, approximated fair value based on Level 2 inputs.

3. Contracts in Process

        The net asset position for contracts in process consisted of the following:

(In thousands)	September 30, 2012	December 31, 2011
Costs and estimated earnings on uncompleted contracts	$1,364,262	$1,027,805
Less: Billings to date	1,331,220	1,009,056

	$33,042	$18,749

        The net asset position for contracts in process included in the accompanying consolidated balance sheets was as follows:

(In thousands)	September 30, 2012	December 31, 2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$63,107	$43,694
Billings in excess of costs and estimated earnings on uncompleted contracts	(30,065)	(24,945)

	$33,042	$18,749

4. Income Taxes

        The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rates for the three and nine months ended September 30, 2012 and 2011 was principally due to state income taxes.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Income Taxes (Continued)

        The Company is subject to taxation in various jurisdictions. The Company's federal tax returns for 2010 and 2009 are currently under examination by the Internal Revenue Service. The Company's tax returns continue to remain subject to examination by the Internal Revenue Service for 2011 and by various state authorities for the years 2008 through 2011.

5. Commitments and Contingencies

Letters of Credit

        At both September 30, 2012 and December 31, 2011, the Company had two outstanding irrevocable standby letters of credit, including one for $15.0 million related to the Company's payment obligation under its insurance programs and another for approximately $2.2 million related to contract performance obligations.

Leases

        The Company leases real estate, construction equipment and office equipment under operating leases with terms ranging from one to nine years. As of September 30, 2012, future minimum lease payments for operating leases were as follows: $1.1 million for the remainder of 2012, $2.5 million for 2013, $1.0 million for 2014, $0.4 million for 2015, $0.2 million for 2016 and $0.5 million thereafter.

Purchase Commitments for Construction Equipment

        As of September 30, 2012, the Company had approximately $6.1 million in outstanding purchase orders for certain construction equipment with cash outlay requirements scheduled to occur over the next six months.

Insurance and Claims Accruals

        The Company carries insurance policies, which are subject to certain deductibles, for workers' compensation, general liability, automobile liability and other coverages. The deductible for each line of coverage is $1.0 million until the claim aggregate has been met. Once a policy's claim aggregate is reached, per line of coverage, the deductible for that policy is reduced to $0.5 million per claim.

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

Surety Bonds

        In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company typically indemnifies its surety for any expenses paid out under these performance bonds. As of September 30, 2012, an aggregate of approximately $917.6 million in original face amount of bonds issued by the surety were outstanding.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Commitments and Contingencies (Continued)

The estimated remaining cost to complete those bonded projects was approximately $387.0 million as of September 30, 2012.

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

Collective Bargaining Agreements

        Many of the Company's subsidiaries' field labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from one or more multi-employer pension plans, or if the plans become underfunded, the subsidiary could be assessed liabilities for additional contributions related to the underfunding of these plans. Although the Company has been informed that certain of the multi-employer pension plans to which its subsidiaries contribute have been labeled with a "critical" status, the Company is not aware of any significant liabilities related to these plans. However, if a subsidiary withdraws from a plan, or if an underfunded plan imposes a material surcharge on future contributions, the Company cannot be certain that the amount of liability imposed on it would not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

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

        The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of its present business as well as in respect of its divested businesses. Some of these include claims related to our current services and operations, and asbestos-related claims concerning historic operations of a predecessor affiliate. The Company believes that it has strong defenses to these claims as well as adequate insurance coverage in the event any asbestos-related claim is not resolved in our favor. These claims have not had a material impact on the Company to date and the Company believes that the likelihood that a future material adverse outcome will result from these claims is remote. However, if facts and circumstances change in the future, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

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

        All awards are made with an exercise price or base price, as the case may be, that is not less than the fair market value per share. The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each stock option grant as of the date of grant. The grant date fair value of restricted stock and performance awards is equal to the closing market price of the Company's common stock on the date of grant.

Stock Options

        The following summarizes the stock option activity for the nine months ended September 30, 2012:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Outstanding at January 1, 2012	1,514,884	$8.82
Granted	169,088	$17.76
Exercised	(144,265)	$6.74	$1,727
Forfeited	(4,680)	$19.19
Expired	(1,549)	$18.13

Outstanding at September 30, 2012	1,533,478	$9.96	$15,693

Restricted Stock

        The following summarizes restricted stock activity for the nine months ended September 30, 2012:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2012	106,838	$21.47
Granted	106,289	$17.95
Vested	(25,248)	$21.07
Forfeited	(2,115)	$18.91

Outstanding at September 30, 2012	185,764	$19.54

        On March 24, 2012, a total of 25,248 shares of restricted stock from prior grants became vested and taxable to the individual holder of the restricted stock awards. The Company received 6,186 of those shares as payment for withholding taxes due by holders of the restricted stock awards. The withheld shares were returned to authorized but unissued stock.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (Continued)

Performance Awards

        The following summarizes performance awards activity for the nine months ended September 30, 2012:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2012	74,435	$20.39
Granted	41,755	$17.48
Forfeited	(1,011)	$19.76

Outstanding at September 30, 2012	115,179	$19.34

        Performance stock awards cliff vest on the third anniversary of the performance period, subject to achievement of certain specified levels of the Company's average return-on-equity over the performance period.

Stock-based Compensation Expense

        The Company recognizes stock-based compensation expense on a straight-line basis over the vesting period. Stock-based compensation expense is adjusted for changes in estimated and actual forfeitures and also for changes in estimated number of performance shares that will be earned. The Company recognized stock-based compensation expense of approximately $2.0 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively, which was included in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2012, there was approximately $5.8 million of total unrecognized stock-based compensation cost related to awards granted under the LTIP, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for any future changes in estimated and actual forfeitures.

7. Segment Information

        The information in the following table was derived from internal financial reports used for corporate management purposes:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Contract revenues:
T&D	$204,264	$170,849	$625,078	$428,536
C&I	46,294	39,640	126,118	117,557

	$250,558	$210,489	$751,196	$546,093

Operating income (loss):
T&D	$20,174	$11,273	$57,897	$36,648
C&I	2,367	1,603	5,326	3,279
General Corporate	(8,305)	(6,242)	(23,102)	(19,683)

	$14,236	$6,634	$40,121	$20,244

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

        Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share data)	2012	2011	2012	2011
Numerator:
Net income	$8,746	$4,221	$24,491	$12,438
Less: Net income allocated to participating securities	78	—	195	—

Net income available to common shareholders	$8,668	$4,221	$24,296	$12,438

Denominator:
Weighted average common shares outstanding	20,410	20,265	20,349	20,102
Weighted average dilutive securities	776	776	785	883

Weighted average common shares outstanding, diluted	21,186	21,041	21,134	20,985

Income per common share, basic	$0.42	$0.21	$1.19	$0.62
Income per common share, diluted	$0.41	$0.20	$1.15	$0.59

        Employee stock options to purchase approximately 229,000 and 90,000 shares of common stock during the three and nine months ended September 30, 2012 and September 30, 2011, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the effect would have been anti-dilutive. Additionally, for the three and nine months ended September 30, 2012 and 2011, potential common shares related to the unvested portion of performance awards of approximately 12,000 and 74,000, respectively, were excluded from the calculation of diluted earnings per share because the underlying performance obligation was not met as of the end of the applicable period.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion should be read in conjunction with the accompanying consolidated financial statements as of September 30, 2012 and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011, and with our Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed herein under the captions labeled "Cautionary Statement Concerning Forward-Looking Statements and Information" and "Risk Factors," as well as in the 2011 Annual Report. We assume no obligation to update any of these forward-looking statements.

Overview and Outlook

        We are a leading specialty contractor serving the electrical infrastructure market in the United States. We are one of the largest national contractors servicing the T&D sector of the United States electric utility industry. Our T&D customers include electric utilities, cooperatives and municipalities. We provide a broad range of T&D services, which include design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. We also provide C&I electrical contracting services in the western United States.

        We had consolidated revenues, for the nine months ended September 30, 2012, of $751.2 million, of which 83.2% was attributable to our T&D customers and 16.8% was attributable to our C&I customers. For the nine months ended September 30, 2012, our net income and EBITDA(1) were $24.5 million and $58.4 million, respectively, compared to $12.4 million and $34.2 million, respectively, for the nine months ended September 30, 2011. Our diluted earnings per share increased to $1.15 for the nine months ended September 30, 2012, compared to $0.59 for the nine months ended September 30, 2011.

        Our results have been driven primarily by successful bids for, and execution of projects, our ability to capitalize on increased infrastructure spending in our markets and the breadth of our customer base. Our results for the first nine months of 2012 were largely due to successful execution of our transmission projects and effective utilization of our fleet assets. In addition, our revenues have benefitted from certain large transmission projects whose underlying contract cost for the period include a greater than normal amount of subcontractor and material cost. Subcontractor and material costs normally constitute 30% to 45% of overall contract costs. With the large transmission projects currently under construction, such costs are running at the upper end of that range. We also saw improvement in our C&I segment, including the highest quarterly revenue and one of the highest operating margins in the last eleven quarters. We believe our centralized fleet and skilled workforce provide us with a competitive advantage as spending in the transmission infrastructure market could impact demand for a limited supply of specialized equipment and labor. Our business is affected by the level of spending on T&D infrastructure throughout the United States and the level of C&I electrical construction activity in the western United States. Although in the last few months there have been fewer major transmission projects out for bid and award, we anticipate the market for transmission projects of all sizes to continue to remain strong over the next several years. We believe that capacity in the transmission market has tightened, with some regions experiencing shortages of skilled labor and specialized equipment resources. In the first nine months of 2012, we saw an increase in bidding activity in some of our C&I and electric distribution markets. We expect to grow our business organically, as well as through selectively considered strategic acquisitions or joint ventures that may improve our competitive position within our existing markets or expand our geographic footprint.

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

  The following table provides a reconciliation of net income to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Reconciliation of Net Income to EBITDA:
Net Income	$8,746	$4,221	$24,491	$12,438
Add:
Interest expense, net	368	88	753	415
Provision for income taxes	5,035	2,304	14,731	7,338
Depreciation & amortization	6,504	5,064	18,418	14,045

EBITDA	$20,653	$11,677	$58,393	$34,236

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

  The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2012	2011	2012	2011
Reconciliation of EBITDA to Net Cash Flows
Provided By (Used In) Operating Activities:
EBITDA	$20,653	$11,677	$58,393	$34,236
Add/(subtract):
Interest expense, net	(368)	(88)	(753)	(415)
Provision for income taxes	(5,035)	(2,304)	(14,731)	(7,338)
Depreciation & amortization	(6,504)	(5,064)	(18,418)	(14,045)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities	7,037	4,177	20,040	13,919
Changes in operating assets and liabilities	(3,190)	(27,369)	(21,791)	(31,086)

Net cash flows provided by (used in) operating activities	$12,593	$(18,971)	$22,740	$(4,729)

Backlog

        We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as "backlog." Under the percentage-of-completion method of accounting, revenue recognition is largely a function of contract costs incurred for any given period. Contract costs may include direct material, labor, subcontractor and material procurement services, equipment, and those indirect costs related to contract performance such as indirect labor, supplies, tools and repairs. While our contracts typically include labor, equipment and indirect costs, the amount of subcontractor and material costs on any individual contract can vary considerably.

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

        The following table summarizes the amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at September 30, 2012
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at September 30, 2011
T&D	$391,033	$47,116	$657,366
C&I	100,223	23,589	64,012

Total	$491,256	$70,705	$721,378

Project Bonding Requirements

        Historically, approximately 20% to 40% of our business required performance bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the surety bonds. As of September 30, 2012, we had approximately $917.6 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $387.0 million as of September 30, 2012.

Consolidated Results of Operations

        The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the period indicated:

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$250,558	100.0%	$210,489	100.0%	$751,196	100.0%	$546,093	100.0%
Contract costs	220,986	88.2	190,676	90.6	665,459	88.6	485,152	88.8

Gross profit	29,572	11.8	19,813	9.4	85,737	11.4	60,941	11.2
Selling, general and administrative expenses	15,639	6.3	13,523	6.4	46,072	6.1	41,174	7.5
Amortization of intangible assets	84	—	84	—	251	0.1	251	0.1
Gain on sale of property and equipment	(387)	(0.1)	(428)	(0.2)	(707)	(0.1)	(728)	(0.1)

Income from operations	14,236	5.6	6,634	3.2	40,121	5.3	20,244	3.7
Other income (expense)
Interest income	—	—	5	—	1	—	48	—
Interest expense	(368)	(0.1)	(93)	(0.1)	(754)	(0.1)	(463)	(0.1)
Other, net	(87)	—	(21)	—	(146)	—	(53)	—

Income before provision for income taxes	13,781	5.5	6,525	3.1	39,222	5.2	19,776	3.6
Income tax expense	5,035	2.0	2,304	1.1	14,731	1.9	7,338	1.3

Net income	$8,746	3.5%	$4,221	2.0%	$24,491	3.3%	$12,438	2.3%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

        Revenues.    Revenues increased $40.1 million, or 19.0%, to $250.6 million for the three months ended September 30, 2012 from $210.5 million for the three months ended September 30, 2011. The majority of the increase in revenues was the result of an increase in revenues from several large transmission projects (greater than $10.0 million in contract value).

        Gross profit.    Gross profit increased $9.8 million, or 49.3%, to $29.6 million for the three months ended September 30, 2012 from $19.8 million for the three months ended September 30, 2011, primarily as a result of the increase in volume. As a percentage of overall revenues, gross margin increased to 11.8% for the three months ended September 30, 2012 from 9.4% for the three months ended September 30, 2011. The increase in gross profit as a percentage of revenues was mainly attributable to improved overall project margins in both segments and improved utilization of fleet assets. In addition, the 2011 period included an increase in insurance reserves that reduced gross margin for that period by 1.1%.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased approximately $2.1 million, or 15.6%, to $15.6 million for the three months ended September 30, 2012 from $13.5 million for the three months ended September 30, 2011. The increase was mainly due to an increase in employee compensation and benefits related primarily to the increased number of support personnel. As a percentage of revenues, these expenses decreased to 6.3% for the three months ended September 30, 2012 from 6.4% for the three months ended September 30, 2011.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment remained consistent at $0.4 million for the three months ended September 30, 2012 and September 30, 2011. Gains from the sale of property and equipment are attributable to routine sales of property and equipment that is no longer useful or valuable to our ongoing operations.

        Interest expense.    Interest expense increased $0.3 million to $0.4 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily resulting from interest due on sales and use tax amounts.

        Provision for income taxes.    The provision for income taxes was $5.0 million for the three months ended September 30, 2012, with an effective tax rate of 36.5%, compared to a provision of $2.3 million for the three months ended September 30, 2011, with an effective tax rate of 35.3%. The higher overall effective tax rate for the three months ended September 30, 2012 was mainly due to certain adjustments related to state income taxes.

        Net income.    Net income for the three months ended September 30, 2012 was $8.7 million compared to net income for the three months ended September 30, 2011 of $4.2 million for the reasons stated above.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three months ended September 30,
	2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$204,264	81.5%	$170,849	81.2%
Commercial & Industrial	46,294	18.5	39,640	18.8

Total	$250,558	100.0	$210,489	100.0

Operating income (loss):
Transmission & Distribution	$20,174	9.9	$11,273	6.6
Commercial & Industrial	2,367	5.1	1,603	4.0

Total	22,541	9.0	12,876	6.1
Corporate	(8,305)	(3.4)	(6,242)	(2.9)

Consolidated	$14,236	5.6%	$6,634	3.2%

Transmission & Distribution

        Revenues for our T&D segment for the three months ended September 30, 2012 were $204.3 million compared to $170.8 million for the three months ended September 30, 2011, an increase of $33.4 million, or 19.6%. The increase in revenues was primarily the result of an increase in revenues from several large transmission projects, as well as an increase in revenues from many transmission projects with contract values that were less than $10.0 million, which were partially offset by a decrease in distribution revenues. Revenues from storm work in the distribution market were $10.1 million for the three months ended September 30, 2012 compared to $12.7 million for the three months ended September 30, 2011.

        Revenues from transmission projects represented 83.5% and 74.4% of T&D segment revenue for the three months ended September 30, 2012 and 2011, respectively.

        Operating income for our T&D segment for the three months ended September 30, 2012 was $20.2 million compared to $11.3 million for the three months ended September 30, 2011, an increase of approximately $8.9 million, or 79.0%, primarily as a result of higher volume in transmission projects. As a percentage of revenues, operating income for our T&D segment increased to 9.9% for the three months ended September 30, 2012 from 6.6% for the three months ended September 30, 2011. The increase in operating income, as a percentage of revenues, was mostly attributable to higher margins on both transmission and distribution projects and improved utilization of fleet assets over the prior period. In addition, the 2011 period included an increase in insurance reserves that reduced gross margin for that period by 1.1%.

Commercial & Industrial

        Revenues for our C&I segment for the three months ended September 30, 2012 were $46.3 million compared to $39.6 million for the three months ended September 30, 2011, an increase of $6.7 million, or 16.8%, primarily as the result of an increase in revenues from several medium-sized (between $3.0 million and $10.0 million in contract value) projects.

        Operating income for our C&I segment for the three months ended September 30, 2012 was $2.4 million compared to $1.6 million for the three months ended September 30, 2011, an increase of $0.8 million, or 47.7%. As a percentage of revenues, operating income for our C&I segment increased to 5.1% for the three months ended September 30, 2012 from 4.0% for the three months ended September 30, 2011. The increase in operating income, as a percentage of revenues, in the C&I segment was mainly attributable to an overall increase in project margins on small (less than $3.0 million in contract value) and medium-sized projects.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

        Revenues.    Revenues increased $205.1 million, or 37.6%, to $751.2 million for the nine months ended September 30, 2012 from $546.1 million for the nine months ended September 30, 2011. The majority of the increase in revenues was the result of an increase in revenues from several large transmission projects as well as an increase in revenues from projects in the C&I segment.

        Gross profit.    Gross profit increased $24.8 million, or 40.7%, to $85.7 million for the nine months ended September 30, 2012 from $60.9 million for the nine months ended September 30, 2011, primarily as a result of the increase in volume. As a percentage of overall revenues, gross margin increased to 11.4% for the nine months ended September 30, 2012 from 11.2% for the nine months ended September 30, 2011. The increase in gross profit as a percentage of revenues was mainly attributable to improved overall project margins on small and medium-sized projects in both segments and to improved utilization of fleet assets.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased approximately $4.9 million, or 11.9%, to $46.1 million for the nine months ended September 30, 2012 from $41.2 million for the nine months ended September 30, 2011. The increase was mostly due to an increase in employee compensation and benefit costs related primarily to the increased number of support personnel. As a percentage of revenues, these expenses decreased to 6.1% for the nine months ended September 30, 2012 from 7.5% for the nine months ended September 30, 2011.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment remained consistent at $0.7 million for the nine months ended September 30, 2012 and September 30, 2011. Gains from the sale of property and equipment are attributable to routine sales of property and equipment that is no longer useful or valuable to our ongoing operations.

        Interest expense.    Interest expense increased $0.3 million to $0.8 million for the nine months ended September 30, 2012 from $0.5 million for the nine months ended September 30, 2011, primarily resulting from interest due on sales and use tax amounts.

        Provision for income taxes.    The provision for income taxes was $14.7 million for the nine months ended September 30, 2012, with an effective tax rate of 37.6%, compared to a provision of $7.3 million for the nine months ended September 30, 2011, with an effective tax rate of 37.1%.

        Net income.    Net income for the nine months ended September 30, 2012 was $24.5 million compared to net income for the nine months ended September 30, 2011 of $12.4 million for the reasons stated above.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Nine months ended September 30,
	2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$625,078	83.2%	$428,536	78.5%
Commercial & Industrial	126,118	16.8	117,557	21.5

Total	$751,196	100.0	$546,093	100.0

Operating income (loss):
Transmission & Distribution	$57,897	9.3	$36,648	8.6
Commercial & Industrial	5,326	4.2	3,279	2.8

Total	63,223	8.4	39,927	7.3
Corporate	(23,102)	(3.1)	(19,683)	(3.6)

Consolidated	$40,121	5.3%	$20,244	3.7%

Transmission & Distribution

        Revenues for our T&D segment for the nine months ended September 30, 2012 were $625.1 million compared to $428.5 million for the nine months ended September 30, 2011, an increase of $196.5 million, or 45.9%. The increase in revenues was primarily the result of an increase in revenues from several large transmission projects, as well as increases in revenues from many small and a few medium-sized transmission projects. The increase in transmission revenues was partially offset by a decrease in distribution revenues, including storm work revenues, in the nine months ended September 30, 2012.

        Revenues from transmission projects represented 84.7% and 71.3% of T&D segment revenue for the nine months ended September 30, 2012 and 2011, respectively. Additionally, for the nine months ended September 30, 2012, measured by revenue in our T&D segment, we provided 45.5% of our T&D services under fixed-price contracts, as compared to 43.7% for the nine months ended September 30, 2011.

        Operating income for our T&D segment for the nine months ended September 30, 2012 was $57.9 million compared to $36.6 million for the nine months ended September 30, 2011, an increase of approximately $21.2 million, or 58.0%, primarily as a result of higher volume in transmission projects. As a percentage of revenues, operating income for our T&D segment increased to 9.3% for the nine months ended September 30, 2012 from 8.6% for the nine months ended September 30, 2011. The increase in gross profit as a percentage of revenues was mainly attributable to improved margins on small transmission and distribution projects and improved utilization of fleet assets.

Commercial & Industrial

        Revenues for our C&I segment for the nine months ended September 30, 2012 were $126.1 million compared to $117.6 million for the nine months ended September 30, 2011, an increase of $8.6 million or 7.3%. The increase in revenues was mainly due to an increase in revenues from medium-sized projects.

        Measured by revenue in our C&I segment, for the nine months ended September 30, 2012, we provided 55.7% of our services under fixed-price contracts as compared to 58.2% for the nine months ended September 30, 2011.

        Operating income for our C&I segment for the nine months ended September 30, 2012 was $5.3 million compared to $3.3 million for the nine months ended September 30, 2011, an increase of $2.0 million, or 62.4%. As a percentage of revenues, operating income for our C&I segment increased to 4.2% for the nine months ended September 30, 2012 from 2.8% for the nine months ended September 30, 2011. The increase in operating income, as a percentage of revenues, in the C&I segment was mainly attributable to an overall increase in margins on small and medium-sized projects.

Liquidity and Capital Resources

        As of September 30, 2012, we had cash and cash equivalents of $16.6 million and $157.8 million available for borrowing under the Credit Agreement. During the nine months ended September 30, 2012, consolidated operating activities of our business generated cash of $22.7 million, compared to using $4.7 million of cash for the nine months ended September 30, 2011, primarily related to increased earnings before non-cash charges (such as depreciation and stock-based compensation expense) over the prior year period, as well as from decreased working capital requirements. Cash flow from operating activities is primarily influenced by demand for our services, operating margins and the type of services we provide our customers.

        The changes in various working capital accounts (such as: accounts receivable, including retention; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts) are due to normal timing fluctuations in our operating activities. In particular, the gross amount of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts used cash of $32.9 million in the first nine months of 2012, compared to $36.0 million in the first nine months of 2011, largely because construction activity on several large transmission projects in the first nine months of 2012 has progressed past the early stages compared to the prior period. We typically experience higher working capital needs in the early stages of projects, when cash is being used on personnel, equipment, supplies and other project costs prior to cash flow being received from the customer. As the project progresses, the working capital needs typically stabilize or decrease as cash flow from customers begins to meet or exceed cash outlaid for operating expenses. However, accounts receivable used $37.5 million in cash in the first nine months of 2012, compared to $29.8 million in cash in the prior-year period because receivable balances increased as our revenues increased in the nine months ended September 30, 2012, and retainages in accounts receivable related to large projects also increased.

        During the nine months ended September 30, 2012 and 2011, we used net cash in investing activities of $31.2 million and $33.4 million, respectively, primarily for capital expenditures. We used $8.9 million in cash for financing activities during the first nine months of 2012, primarily for payment of our $10.0 million borrowings on our revolving credit line, which was partially offset by $1.0 million net cash received from the exercise of stock options and the related tax benefits. We used net cash of $7.0 million during the first nine months of 2011, which was primarily used to prepay $20.0 million of our term loan, which was partially offset by $10.0 million in borrowings on our revolving credit line and $3.0 million net cash received from the exercise of stock options and the related tax benefits.

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

        Under the Credit Agreement, we are subject to certain financial covenants, a leveraged debt ratio and a minimum interest coverage ratio. We were in compliance at September 30, 2012. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

        As of September 30, 2012, we had no revolving loans outstanding under the Credit Agreement. We had approximately $17.2 million in letters of credit outstanding under the facility at a rate of 1.13%. As of September 30, 2012, we had $157.8 million available for borrowing under the Credit Agreement. As of December 31, 2011, we had $10.0 million in revolving loans outstanding under the Credit Agreement at an interest rate of 1.31%, and approximately $17.2 million in letters of credit outstanding under the Credit Agreement at a rate of 1.13%.

Concentration of Credit Risk

        We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2012, two customers individually exceeded 10.0% of consolidated accounts receivable, with approximately 15.1% and 10.1% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts), respectively. As of September 30, 2011, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 11.3% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

New Accounting Pronouncements

        For a discussion regarding new accounting pronouncements, please refer to Note 1. "Organization, Business and Basis of Presentation—Recently Issued and Proposed Accounting Pronouncements" in the accompanying Notes to Consolidated Financial Statements.

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

        Various statements contained in this quarterly report on Form 10-Q are forward-looking statements, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenue, income and capital spending. Our forward-looking statements are generally accompanied by words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "objective," "outlook," "plan," "project," "possible," "potential," "could", "should" or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this quarterly report on Form 10-Q. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed in Item 1A "Risk Factors" in our 2011 Annual Report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of September 30, 2012, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the nine months ended September 30, 2012 and 2011, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

        Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If the prime rate, federal funds rate or LIBOR rises, our interest payment obligations on outstanding borrowings will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of September 30, 2012, we had no borrowings outstanding under the Credit Agreement.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) †
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a) †
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350*
101.1	The following materials from MYR Group's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011; (iii) the Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2012 and 2011; (iv) Notes to Consolidated Financial Statements; and (v) document and entity information.*

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

MYR GROUP INC.
(Registrant)

November 7, 2012	/s/ PAUL J. EVANS Vice President, Chief Financial Officer and Treasurer