Form 10-K
period 2012-12-31
MYR GROUP INC.
filed 2013-03-06
CIK 700923

Use these links to rapidly review the document

Item 8. Consolidated Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 29, 2012 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the outstanding common equity held by non-affiliates of the registrant was approximately $343.2 million, based upon the closing sale price of the common stock on such date as reported by the NASDAQ Global Market (for purposes of calculating this amount, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the registrant have been deemed affiliates).

          As of February 22, 2013 there were 20,907,928 shares of the registrant's $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "SEC") in connection with its 2013 annual meeting of stockholders to be held on May 2, 2013, are incorporated into Part III hereof.

MYR GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

        Throughout this report, references to "MYR Group," the "Company," "we," "us," and "our" refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

FORWARD-LOOKING STATEMENTS

        Statements in this annual report on Form 10-K contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which represent our management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words "anticipate," "believe," "estimate," "expect," "intend," "may," "objective," "outlook," "plan," "project," "possible," "potential," "should" and similar expressions. The forward-looking statements in this annual report on Form 10-K speak only as of the date of this annual report on Form 10-K. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict, and many of which are beyond our control. These and other important factors, including those discussed in Item 1A "Risk Factors" of this report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

WEBSITE ACCESS TO COMPANY'S REPORTS

        Our website address is www.myrgroup.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act will be available free of charge through our website as soon as reasonably possible after they are electronically filed with, or furnished to, the SEC. The information on our website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any other filings we make with the SEC.

 PART I

Item 1.    Business

General

        We are a holding company of specialty electrical construction service providers that was established in 1995 through the merger of long-standing specialty contractors. Through our subsidiaries, we have served the electric utility infrastructure markets since 1891. Our operations are currently conducted by six operating subsidiaries: The L. E. Myers Co.; Harlan Electric Company; Hawkeye Construction, Inc.; Great Southwestern Construction, Inc.; Sturgeon Electric Company, Inc. and MYR Transmission Services, Inc. Through our operating subsidiaries, we provide electrical construction services with a network of local offices located throughout the continental United States. We provide a broad range of services which includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair.

        Our principal executive offices are located at 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008-4210. The telephone number of our principal executive offices is (847) 290-1891.

        Our common stock has been publicly registered since August 2008 and since September 9, 2008, our common stock has been traded on the NASDAQ Global Market.

Reportable Segments

        We are a leading specialty contractor serving the electrical infrastructure market in the continental United States. We manage and report our operations through two industry segments: Transmission and Distribution ("T&D") and Commercial and Industrial ("C&I") electrical contracting services.

        Transmission and Distribution segment.    We have operated in the T&D industry since 1891. We are one of the largest national contractors servicing the T&D sector of the electric utility industry. We provide a broad range of services on electric transmission and distribution networks and substation facilities which include design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair, to customers in the electric utility and the renewable energy industries throughout the continental United States. Our T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems. We also provide storm restoration services in response to hurricane, ice or other storm related damage.

        In our T&D segment, we generally serve the electric utility industry as a prime contractor, either through traditional design-bid-build or engineering, procurement and construction ("EPC") forms of project delivery. Our T&D customers include electric utilities, cooperatives, municipalities and private developers. We have long-standing relationships with many of our T&D customers who rely on us to construct and maintain reliable electric and other utility infrastructure. We provide many services to our customers under multi-year master service agreements ("MSAs") and other variable-term service agreements. We generally focus on improving our profitability by: selecting projects we believe will provide attractive margins; actively monitoring the costs of completing our projects; holding customers accountable for costs related to changes to contract specifications; and rewarding our employees for keeping costs under budget.

        Commercial and Industrial segment.    We have provided electrical contracting services for C&I construction in the western United States since 1912. Our C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. Our C&I operations are primarily focused in the Arizona and Colorado regional markets where we have sufficient scale to deploy the level of resources necessary to achieve significant market share. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems.

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

Customers

        Our T&D customers include many of the leading companies in the electric utility industry. Our T&D customers include investor-owned utilities, municipal utilities, cooperatives, private developers, federally-owned utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. Our C&I customer base includes general contractors, commercial and industrial facility owners, local governments and developers in our regional markets. We have long-standing relationships with many of our customers, particularly in our T&D segment, and we cultivate these relationships at all levels of our organization from senior management to project supervisors. We seek to build upon existing customer relationships to secure additional projects so as to increase revenue from our current customer base. Many of our customer relationships originated decades ago and are maintained through a partnering approach, which includes project evaluation and consulting, quality performance, performance measurement and direct customer contact. At both a senior and operating unit level, management also maintains a parallel focus on pursuing growth opportunities with prospective customers. In addition, our senior management and our operating unit management teams promote and market our services for prospective large-scale projects and national accounts. We believe that our industry experience, technical expertise, customer relationships and emphasis on safety and customer service are factors that contribute to us obtaining new contracts with both existing and new customers.

        For the year ended December 31, 2012, our top 10 customers accounted for 59.6% of our revenues, including one customer, Cross Texas Transmission, LLC, that accounted for 15.1% of our revenues. For the year ended December 31, 2011, our top 10 customers accounted for 58.1% of our revenues, and no customer accounted for more than 10.0% of total revenues. For the year ended December 31, 2010, our top 10 customers accounted for 61.6% of our revenues, of which our largest customers were Dominion Resources, Inc. and National Grid, accounting for 19.3% and 10.6% of our revenues, respectively. No other single customer accounted for more than 10.0% of our total annual revenues in the years ending December 31, 2012 and 2010. Our largest customers are generally our electric utility customers, which we believe are of a high credit quality.

        For the years ended December 31, 2012, 2011 and 2010, revenues derived from T&D customers accounted for 83.0%, 79.7% and 74.9% of our total revenues, respectively. For the years ended December 31, 2012, 2011 and 2010, revenues derived from C&I customers accounted for 17.0%, 20.3% and 25.1% of our total revenues, respectively.

Types of Service Arrangements and Bidding Process

        We enter into contracts principally through a competitive bid process. Our typical construction project begins with the preparation and submission of a bid to a customer. If selected as the successful bidder, we generally enter into a contract with the customer that provides for payment upon completion of specified work or units of work as identified in the contract. Although there is considerable variation in the terms of the contracts we undertake, our contracts are primarily structured as either fixed-price or unit-price agreements, pursuant to which we agree to do the work for a fixed amount for the entire project or for the particular units of work performed, respectively. We also enter into time-and-equipment contracts under which we are paid for labor and equipment at negotiated hourly billing rates and for other expenses, including materials, as incurred. In addition, we obtain time-and-materials contracts under which we are paid for labor at negotiated hourly billing rates and for other expenses, including materials, as incurred. Finally, we sometimes enter into cost-plus contracts, where we are paid for our costs plus a negotiated margin. On occasion, time-and-equipment, time-and-materials and cost-plus contracts require us to include a guaranteed not-to-exceed maximum price.

        Fixed-price and unit-price contracts typically have the highest potential margins; however, they hold a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have less margin upside, but generally have a lower risk of cost overruns. Work in our T&D segment is generally completed under fixed-price, time-and-materials, time-and-equipment, unit-price and cost-plus agreements. C&I work is typically performed under fixed-price, time-and-materials, cost-plus, and unit-price agreements. Fixed-price contracts accounted for 43.4% of total revenue for the year ended December 31, 2012, including 42.0% of our total revenue for our T&D segment and 49.9% of our total revenue for our C&I segment.

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

Materials

        In many cases, our T&D customers are responsible for supplying their own materials on projects; however, under certain contracts, we may agree to provide all or a portion of the required materials. For our C&I contracts, we usually procure the necessary materials and supplies. We are not dependent on any one supplier for materials or supplies.

        Demand for electric transmission products and services could strain production resources and thus could create significant lead-time for obtaining such items as large transformers, transmission structures, poles and wire. Our transmission project revenues could be significantly reduced or delayed due to the difficulty that we, or our customers, may experience in obtaining required materials.

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

  •
  weather-damage restoration abilities and reputation; and

  •
  technological capabilities.

        While we believe our customers consider a number of factors when selecting a service provider, most of their work is awarded through a bid process where price is often a principal factor. See "Risk Factors—Our industry is highly competitive."

  T&D Competition

        Our T&D segment competes with a number of companies in the local markets where we operate, ranging from small local independent companies to large national firms. The national or large regional firms that compete with us for T&D contracts include Asplundh Construction Corp., Davis H. Elliot Company, Inc., Henkels & McCoy, Inc., MasTec, Inc., MDU Resources Group, Inc., Pike Electric Corporation, Power Line Services, Inc., Quanta Services, Inc. and Willbros Group, Inc.

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

  C&I Competition

        Our C&I segment competes with a number of regional or small local firms and subsidiaries of larger national firms. Competition for our C&I construction services varies greatly. There are few significant barriers to entry in the C&I business, and there are a number of small companies that compete for C&I business. The size, location and technical requirements of the project will impact which competitors and the number of competitors that we will encounter on any particular project.

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

Project Bonding Requirements

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We generally must reimburse the surety for any expenses or outlays it incurs. Historically, approximately 20% to 40% of our annual volume of business requires performance bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. As of December 31, 2012, we had approximately $670.5 million in original face amount of surety bonds outstanding for projects in our T&D segment and $212.8 million for projects in our C&I segment. Our estimated remaining cost to complete these bonded projects for both segments was approximately $301.4 million as of December 31, 2012. As of December 31, 2011, we had approximately $708.6 million in original face amount of surety bonds outstanding for projects in our T&D segment and $172.5 million for projects in our C&I segment. The ability to post surety bonds provides us with a competitive advantage over smaller or less financially secure competitors. We believe that the strength of our balance sheet, as well as our strong and long-standing relationship with our bonding provider, enhances our ability to obtain adequate financing and surety bonds.

Backlog

        We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as "backlog." We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. A customer's intention to award the Company work under a fixed-price contract is not included in backlog unless there is an actual award to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of MSAs that typically have a one-year to three-year duration from execution. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to generate in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. See "Item 1A. Risk Factors—Backlog may not be realized or may not result in profits."

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

	Backlog at December 31, 2012
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total Backlog at December 31, 2011
T&D	$375,708	$41,151	$612,153
C&I	121,871	28,283	80,625

Total	$497,579	$69,434	$692,778

        Changes in backlog from period to period are primarily the result of fluctuations in the timing and revenue recognition of contracts. The decrease in backlog in 2012 from 2011 was primarily related to work completed on several large contracts that were awarded to our T&D segment.

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

Equipment

        Our long history in the T&D industry has allowed us to be instrumental in designing much of the specialty tools and equipment used in the industry, including wire pullers, wire tensioners and aerial devices. We operate a fleet of owned and leased trucks and trailers, support vehicles, bulldozers, bucket trucks, digger derricks and cranes and specialty construction equipment, such as wire pullers and wire tensioning machines. We also rely on specialized tooling, including stringing blocks, wire grips and presses. The standardization of our trucks and trailers allows us to minimize training, maintenance and parts costs. Our fleet group is staffed by over 125 mechanics and equipment managers, and we operate 18 maintenance shops throughout the United States to service our fleet. Our ability to internally service our fleet in various markets often allows us to reduce repair costs and the time equipment is out of service by eliminating both the need to ship equipment long distances for repair and dependence on third party maintenance providers. Our maintenance shops are also able to modify standard construction equipment to meet the specific needs of our specialty applications. We are a final-stage manufacturer for several configurations of our specialty vehicles, and, in the event that a particular piece of equipment is not available to us, we can build the component on-site, which reduces our reliance on our equipment suppliers.

        Our fleet of equipment is managed by our centralized fleet management group. Our fleet is highly mobile, which gives us the ability to shift resources from region-to-region quickly and to effectively respond to customer needs or major weather events. Our centralized fleet management group is designed to enable us to optimize and maintain our equipment to achieve the highest equipment utilization which helps to maintain a competitive position with respect to our equipment costs. We develop internal equipment rates which provide our business units with appropriate pricing levels to estimate their bids for new projects more accurately. We also involve our business units in prioritizing the use of our fleet assets. The fleet management group also manages the procurement of additional equipment through our capital budget, operating leases and short-term rentals. All of these factors are critical in meeting our customers' needs while allowing us to operate efficiently and to improve margins. Over the last few years, we have increased capital expenditures on our fleet and we believe these increases will reduce our operating costs over the long-term.

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

        We believe that we are in compliance with applicable regulatory requirements and have all material licenses required to conduct our operations. Our failure to comply with applicable regulations could result in project delays, cost overruns, remediation costs, substantial fines and/or revocation of our operating licenses. Our non-compliance with such regulations could also affect our ability to benefit from certain federal stimulus programs.

Environmental Matters

        As a result of our current and past operations, we are subject to numerous federal, state and local environmental laws and regulations governing our operations, including the use, transport and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which hazardous substances or wastes were discharged by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or otherwise use our properties in certain ways such as collateral for possible financing. We could also be held liable for significant penalties and damages under certain environmental laws and regulations, which could materially and adversely affect our business and results of operations.

        Based on information currently available, we believe that our compliance with environmental laws and regulations will not have a material effect on our financial condition, results of operations and cash flows. We are unable to estimate with certainty the potential impact of any future compliance efforts and/or environmental remediation actions.

        Additionally, there are significant environmental regulations under consideration to encourage the use of clean energy technologies and regulate emissions of greenhouse gases to address climate change. We regularly monitor the various proposals in this regard. Although the impact of climate change regulations on our business will depend on the specifics of state and federal policies, legislation, and regulation, we believe that we will be well-positioned to adapt our business to meet new regulations. See "Item 1A. Risk Factors—We are subject to risks associated with climate change" and "Item 1A. Risk Factors—Our failure to comply with environmental and other laws and regulations could result in significant liabilities."

Seasonality and Cyclical Nature of Business

        The demand for construction and maintenance services from our customers is cyclical in nature and vulnerable to downturns in the industries we serve as well as the economy in general. As a result, our volume of business could be adversely affected by declines or delays in new projects in various geographic regions.

        Although our revenues are primarily driven by spending patterns in our customers' industries, our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, daylight hours, availability of system outages from utilities, bidding seasons and holidays. For example, during the winter months, demand for our T&D work may be high, but our work can be delayed due to inclement weather. During the summer months, the demand for our T&D work may be affected by fewer available system outages during which we can perform electrical line service work due to peak electrical demands caused by warmer weather conditions. During the spring and fall months, the demand for our T&D work may increase due to improved weather conditions and system availability; however, extended periods of rain and other severe weather can affect the deployment of our crews and efficiency of operations.

Employees

        We seek to attract and retain highly qualified hourly employees by providing a superior work environment through our emphasis on safety, our high quality fleet of equipment, and our competitive compensation. The number of individuals we employ varies significantly throughout the year, typically with lower staffing levels at year end and through the winter months when fewer projects are active. The number of hourly employees fluctuates depending on the number and size of projects at any particular time. As of December 31, 2012, we had approximately 3,300 employees, consisting of approximately 600 salaried employees including executive officers, district managers, project managers, superintendents, estimators, office managers, and staff and clerical personnel, and approximately 2,700 hourly employees. Approximately 88% of our hourly-rated employees were members of unions, with the majority being members of the International Brotherhood of Electrical Workers ("IBEW"), who are represented by many local unions under agreements with generally uniform terms and varying expiration dates. We generally are not direct parties to such local agreements, but instead these agreements are entered into by and between the IBEW local unions and the National Electrical Contractors Association ("NECA"), of which we are a member. NECA negotiates the terms of these agreements on our behalf. On occasion we will also employ individuals who are members of other trade unions pursuant to multi-employer, multi-union project agreements.

Executive Officers

Name	Age on March 1, 2013	Position
William A. Koertner	63	Chairman, President and Chief Executive Officer
Gerald B. Engen, Jr.	62	Senior Vice President, Chief Legal Officer and Secretary
Paul J. Evans	45	Vice President, Chief Financial Officer and Treasurer
John A. Fluss	61	Group Vice President
William H. Green	69	Senior Vice President
Richard S. Swartz, Jr.	49	Senior Vice President and Chief Operating Officer
Gregory T. Wolf	44	Vice President and Chief Accounting Officer

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

        Paul J. Evans joined us as vice president, chief financial officer and treasurer in January 2012. From 2010 until joining us, Mr. Evans was president and chief executive officer of a start-up renewable energy company. From 2004 until 2009, Mr. Evans was the treasurer at NorthWestern Energy.

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

        Gregory T. Wolf was appointed vice president and chief accounting officer in November, 2012. From 2007 until his appointment as chief accounting officer, Mr. Wolf served as vice president of finance and accounting. Previously, Mr. Wolf held various positions in finance and accounting within the company since he joined us in 2000. Prior to joining us, Mr. Wolf served as controller of a construction company, and previously was in audit and tax with a public accounting firm.

Item 1A.    Risk Factors

RISK FACTORS

        You should read the following risk factors carefully in connection with evaluating our business and the forward-looking information contained in this annual report on Form 10-K. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could affect our operations. The risks described below highlight some of the factors that have affected, and in the future could affect, our operations. Additional risks we do not yet know of, or that we currently think are immaterial, may also affect our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be affected and our stock price could decline.

Our operating results may vary significantly from period to period.

        Our business can be highly cyclical and subject to seasonal and other variations that can result in significant differences in operating results from period to period. For example, we typically experience lower gross and operating margins during winter months due to lower demand for our services and more difficult operating conditions. Additionally, our results may be materially and adversely affected by:

  •
  the timing and volume of work under contract;

  •
  the amount of subcontractor and material costs in our projects;

  •
  permitting, regulatory or customer-caused delays on projects;

  •
  the timing and execution of change orders and other contract adjustments;

  •
  increased competition and changes in the competitive marketplace for our services;

  •
  regional and general economic conditions and the condition of the financial markets;

  •
  the spending patterns of customers and governments;

  •
  variations in the margins of projects performed during any particular reporting period;

  •
  a change in the demand for our services;

  •
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

  •
  decreased equipment utilization;

  •
  changes in bonding requirements applicable to existing and new agreements;

  •
  costs we incur to support growth internally or through acquisitions or otherwise; and

  •
  changes in accounting pronouncements that require us to account for items differently than historical pronouncements.

        Accordingly, our operating results in any particular reporting period may not be indicative of the results that can be expected for any other reporting period.

Our industry is highly competitive.

        Our industry is highly competitive. Increased competition can place downward pressure on contract prices and profit margins and may limit the number of projects that we are awarded. Our industry is fragmented and we compete with other companies, ranging from small, independent firms servicing local markets to larger firms servicing regional and national markets. Relatively few barriers prevent entry into the C&I market and the distribution market. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors in those areas. Competition in the industry depends on a number of factors, including price. Some of our competitors, including our competitors in the transmission market, may have lower labor and overhead cost structures and, therefore, may be able to provide their services at lower prices than ours. In addition, some of our competitors may have greater financial, technological and human resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the markets we serve or maintain our customer base at current levels. We also may face competition from in-house service organizations of our existing or prospective customers. Electric utility companies often employ personnel to internally perform some of the same types of services we do. We cannot be certain that our existing or prospective customers will continue to outsource services in the future.

We may be unsuccessful in generating internal growth.

        Our ability to generate internal growth will be affected by, among other factors, our ability to:

  •
  attract new customers;

  •
  increase the number of projects performed for existing customers;

  •
  hire and retain qualified personnel;

  •
  successfully bid new projects; and

  •
  adapt the range of services we offer to customers to address their evolving construction needs.

        In addition, if our customers are constrained in their ability to obtain capital, it could reduce the number or size of projects available to us. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful, or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business.

Negative economic and market conditions, as well as regulatory and environmental requirements, may adversely impact our customers' future spending and, as a result, our operations and growth.

        The demand for infrastructure construction and maintenance services from our customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the industries we serve as well as the economy in general. Stagnant or declining economic conditions have adversely impacted the demand for our services in the past and resulted in the delay, reduction or cancellation of certain projects and may continue to adversely affect us in the future. Unfavorable economic conditions could also cause our customers to outsource less work. Additionally, many of our customers finance their projects through the incurrence of debt or the issuance of equity. A reduction in cash flow or the lack of availability of debt or equity financing may result in a reduction in our customers' spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels. A prolonged economic downturn or recession, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. Consolidation, competition, capital constraints or negative economic conditions in the electric power industry may also result in reduced spending by, or the loss of, one or more of our customers.

        Because the vast majority of our transmission and distribution revenue is derived from the electric utility industry, regulatory and environmental requirements affecting that industry could adversely affect our results of operations. Customers in the electric utility industry we serve face stringent regulatory and environmental requirements as well as permitting processes as they implement plans for their projects, which may result in delays, reductions and cancellations of some of their projects. These regulatory factors have resulted in decreased demand for our services in the past, and they may continue to do so in the future, potentially impacting our operations and our ability to grow at historical levels.

Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of liquidated damages.

        Many projects involve challenging engineering, procurement and construction phases that may occur over extended time periods, sometimes over several years. We may encounter difficulties as a result of delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from our customer's failure to timely obtain permits or rights-of-way or meet other regulatory requirements, weather-related delays, delays caused by difficult worksite environments and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. In addition, for some projects we contract with third-party subcontractors to assist us with the completion of contracts. Any delay or failure by suppliers or by subcontractors in the completion of their portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric transmission lines, solar or wind projects, or other facilities. We may not be able to recover the costs we incur that are caused by delays. In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations, and we may not be able to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.

        Our customers may change or delay various elements of the project after its commencement. The design, engineering information, equipment or materials that are to be provided by the customer or other parties may be deficient or delivered later than required by the project schedule, resulting in additional direct or indirect costs. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer-requested change orders or failure by the customer to timely deliver items, such as engineering drawings or materials. Litigation or arbitration of claims for compensation may be lengthy and costly, and it is often difficult to predict when and for how much the claims will be resolved. A failure to obtain adequate compensation for these matters could require us to record a reduction to amounts of revenue and gross profit recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments could be substantial. We may also be required to invest significant working capital to fund cost overruns while the resolution of claims is pending, which could adversely affect our liquidity and financial results in any given period.

Our business is labor intensive and we may be unable to attract and retain qualified employees.

        Our ability to maintain our productivity and our operating results may be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced shortages of certain types of qualified personnel, such as engineers, project managers, field supervisors, and linemen, particularly in certain regions. In addition, our projects are sometimes located in remote areas which can make recruitment and deployment of our employees challenging. During periods with large volumes of storm restoration services work, linemen are frequently recruited across geographic regions to satisfy demand. Many linemen are willing to travel to earn premium wages for such work, which from time-to-time makes it difficult for us to retain these workers for ongoing projects when storm conditions persist. The supply of experienced engineers, project managers, field supervisors, linemen and other skilled workers may not be sufficient to meet current or expected demand. The commencement of new, large-scale infrastructure projects or increased demand for infrastructure improvements, as well as the aging electric utility workforce, may further deplete the pool of skilled workers available to us, even if we are not awarded such projects. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses.

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

        Many of our contracts may be canceled upon short notice and we may be unsuccessful in replacing our contracts if they are canceled or as they are completed or expire. We could experience a decrease in our revenue, net income and liquidity if contracts are canceled and if we are unable to replace canceled, completed or expired contracts. Many of our customers have the ability to cancel their contracts with us on short notice, typically 30 to 90 days, even if we are not in default under the contract. Certain of our customers assign work to us on a project-by-project basis under MSAs. Under these agreements, our customers often have no obligation to assign a specific amount of work to us. Our operations could decline significantly if the anticipated volume of work is not assigned to us or is cancelled. Many of our contracts, including our MSAs, are opened to competitive bid at the expiration of their terms. There can be no assurance that we will be the successful bidder on our existing contracts that come up for re-bid.

Backlog may not be realized or may not result in profits.

        Backlog is difficult to determine accurately and companies within our industry may define backlog differently. Reductions in backlog due to cancellation, termination or scope adjustment by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts in backlog. In the event of a project cancellation, termination or scope adjustment, we typically have no contractual right to the total revenues reflected in our backlog. The timing of contract awards, duration of large new contracts and the mix of services, subcontracted work and material in our contracts can significantly affect backlog reporting. Given these factors and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot provide assurance as to our customers' requirements or our estimates of backlog. See "Item 1. Business—Backlog" for a discussion on how we calculate backlog for our business.

Our business growth could outpace the capability of our internal resources.

        Our internal resources, including our workforce, specialized equipment and financial resources may not be adequate to support our operations as they expand, particularly if we are awarded a significant number of large projects in a short time period. A large project may require hiring additional qualified personnel, such as engineers, project managers, field supervisors, linemen and safety personnel, the supply of which may not be sufficient to meet our demands.

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

We may depend on subcontractors to assist us in providing certain services.

        We use subcontractors to perform portions of our contracts and to manage workflow, particularly for design, engineering, procurement and some foundation work. Although we are not dependent upon any single subcontractor, general market conditions may limit the availability of subcontractors on which we rely to perform portions of our contracts.

        Successful completion of our contracts may depend on whether our subcontractors successfully fulfill their contractual obligations. If our subcontractors fail to satisfactorily perform their contractual obligations as a result of financial or other difficulties, or if our subcontractors fail to meet the expected completion dates and quality standards, we may be required to incur additional costs and provide additional services in order to make up such shortfall.

We may depend on customers or suppliers to procure material for our projects.

        Our customers often supply the materials necessary for our projects. However, on some projects we rely on suppliers to obtain the necessary materials. Demand for transmission products and services could strain production resources and thus could create significant lead-time for obtaining such items as large transformers, transmission structures, poles and wire. Our transmission project revenues could be significantly reduced or delayed due to the difficulty that we, our suppliers, or our customers, may experience in obtaining required materials.

Our participation in joint ventures and other projects with third parties may expose us to liability for failures of our partners.

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

Legislative actions and initiatives relating to electricity transmission and renewable energy may not result in increased demand for our services.

        Current and potential legislative or regulatory initiatives may not result in increased demand for our services. Recent legislation or regulations require utilities to meet reliability standards and encourage installation of new electric transmission and renewable energy generation facilities. However, it is not certain whether these initiatives will create sufficient incentives for projects or result in increased demand for our services.

        While many states currently have mandates in place that require specified percentages of electricity to be generated from renewable sources, states could reduce those mandates or make them optional, which could reduce, delay or eliminate renewable energy development in the affected states. Additionally, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. The locations of renewable energy projects are often remote and may not be viable unless new or expanded transmission infrastructure to transport the electricity to demand centers is economically feasible. Furthermore, funding for renewable energy initiatives may not be available. These factors could result in fewer renewable energy projects than anticipated and a delay in the construction of these projects and the related infrastructure. These factors could result in delays or reductions in projects, which could negatively impact our business.

Our use of percentage-of-completion accounting could result in a reduction or reversal of previously recognized profits.

        As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results from Operations—Critical Accounting Policies" and in the notes to our consolidated financial statements, a significant portion of our revenues is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is commonly used in the construction industry for fixed-price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Penalties are recorded when known or finalized, which generally occurs during the latter stages of the contract. In addition, we record adjustments to estimated costs of contracts when we believe the change in estimate is probable and the amounts can be reasonably estimated. These adjustments could result in both increases and decreases in profit margins. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings.

Our actual costs may be greater than expected in performing our fixed- price and unit-price contracts.

        We currently generate, and expect to continue to generate, a portion of our revenues and profits under fixed-price and unit-price contracts. We must estimate the costs of completing a particular project when we bid for these types of contracts. The actual cost of labor and materials, however, may vary from the costs we originally estimated and we may not be successful in recouping additional costs from our customers. These variations, along with other risks inherent in performing fixed-price and unit-price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects due to changes in a variety of factors such as:

  •
  failure to properly estimate costs of engineering, material, equipment or labor;

  •
  unanticipated technical problems with the structures, materials or services being supplied by us, which may require that we spend our own money to remedy the problem;

  •
  project modifications that create unanticipated costs;

  •
  changes in the costs of equipment, materials, labor or subcontractors;

  •
  the failure of our suppliers or subcontractors to perform;

  •
  an increase in the cost of fuel or other resources;

  •
  difficulties in our customers obtaining required governmental permits or approvals;

  •
  site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);

  •
  the availability and skill level of workers in the geographic location of the project;

  •
  changes in local laws and regulations;

  •
  delays caused by local weather conditions; or

  •
  quality issues requiring rework.

Our financial results are based upon estimates and assumptions that may differ from actual results.

        In preparing our consolidated financial statements in conformity with generally accepted accounting principles in the United States ("U.S. GAAP"), estimates and assumptions are used by management in determining the reported amounts of assets and liabilities, revenues and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated. In some cases, these estimates are particularly difficult to determine, and we must exercise significant judgment.

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

        We maintain insurance policies with respect to automobile liability, general liability, workers' compensation, employers' liability and other coverages, but those policies do not cover all possible claims and are subject to certain deductible limits. We also have an employee health care benefit plan for employees not subject to collective bargaining agreements, which is subject to certain deductible limits. Insurance losses are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety programs and as a result, our actual losses may exceed our estimates.

The loss of a key customer could have an adverse affect on us.

        Our customer base is highly concentrated, with our top ten customers accounting for 59.6% of our revenue for the year ended December 31, 2012. Much of our success depends on developing and maintaining relationships with our major customers. Our revenue could significantly decline if we lose one or more of our significant customers. In addition, revenues generated from contracts with significant customers may vary from period-to-period depending on the timing and volume of work ordered by such customers in a given period and as a result of competition from the in-house service organizations of our customers.

Our failure to comply with environmental and other laws and regulations could result in significant liabilities.

        Our operations are subject to numerous federal, state and local environmental and other laws and regulations governing our operations, including the use, transport and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which hazardous substances or wastes were discharged by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or otherwise use our properties in ways such as collateral for possible financing. We could also be held liable for significant penalties and damages under certain environmental laws and regulations, which could materially and adversely affect our business and results of operations.

        In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new permitting or clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial condition and results of operations. In certain instances, we have obtained indemnification or covenants from third parties (including our predecessor owners or lessors) for some or all of such cleanup and other obligations and liabilities. However, such third-party indemnities or covenants may not cover all of our costs.

        Legislative and regulatory proposals related to address greenhouse gas emissions could result in a variety of regulatory programs, additional charges to fund energy efficiency activities, or other regulatory actions. Any of these actions could result in increased costs associated with our operations and impact the prices we charge our customers. If new regulations are adopted regulating greenhouse gas emissions from mobile sources such as cars and trucks, we could experience a significant increase in environmental compliance costs in light of our large fleet. In addition, if our operations are perceived to result in high greenhouse gas emissions, our reputation could suffer.

        In addition, we are subject to laws and regulations protecting endangered species. Laws also protect Native American artifacts and archeological sites and a part of our business is done in the southwestern United States, where there is a greater chance of discovering those sites. We may incur work stoppages to avoid violating these laws and regulations, or we may risk fines or other sanctions for accidentally or willfully violating these laws and regulations.

Unavailability or cancellation of third party insurance coverage would increase our overall risk exposure as well as disrupt our operations.

        We maintain insurance coverage from third party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. We renew our insurance policies on an annual basis; and therefore, deductibles and levels of insurance coverage may change in future periods. There can be no assurance that any of our existing insurance coverage will be renewed upon the expiration of the coverage period or that future coverage will be affordable at the required limits. In addition, insurers may cancel our coverage or determine to exclude certain items from coverage, or we may elect not to obtain certain types or incremental levels of insurance if we believe that the cost to obtain such coverage is too high for the additional benefit obtained. Also, our third party insurers could fail, suddenly cancel our coverage or otherwise be unable to provide us with adequate insurance coverage. If any of these events occur, our overall risk exposure would increase and our operations could be disrupted. If our risk exposure increases as a result of adverse changes in our insurance coverage, we could be subject to increased claims and liabilities that could negatively affect our results of operations and financial condition.

The nature of our business exposes us to warranty claims, which may reduce our profitability.

        We typically provide a warranty for the services we provide, guaranteeing the work performed against defects in workmanship and material. Warranty claims that we have historically received have been minimal because much of the work we perform is inspected by our customers for any defects in construction prior to acceptance of the project. Additionally, materials used in construction are often provided by the customer or are warranted against defects from the supplier. However, if warranty claims occur, it could require us to re-perform the services or to repair or replace the warrantied item, at a cost to us, and could also result in other damages if we are not able to adequately satisfy our warranty obligations. In addition, we may be required under contractual arrangements with our customers to warrant any defects or failures in materials we provide that we purchase from third parties. While we generally require the materials suppliers to provide us warranties that are consistent with those we provide to the customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials for which we are not reimbursed. Costs incurred as a result of warranty claims could adversely affect our operating results and financial condition.

We may incur liabilities or suffer negative financial or reputational impacts relating to occupational health and safety matters.

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

We extend trade credit to customers for purchases of our services, and may have difficulty collecting receivables from them.

        We grant trade credit, generally without collateral, to our customers for the purchase of our services. In the past we have had, and in the future we may have, difficulty collecting receivables from customers, particularly from customers experiencing financial difficulties. Our customers in the T&D segment include investor-owned utilities, municipal utilities, cooperatives, private developers, federally-owned utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. Our customers in the C&I segment include general contractors, commercial and industrial facility owners, local governments and developers located primarily in the western United States. Our customers also include special purpose entities that own T&D projects which do not have the financial resources of traditional transmission utility operators. Consequently, we are subject to potential credit risk related to changes in business and economic factors. Due to our work on large construction projects, a few customers sometimes may comprise a large portion of our receivable balance at any point in time. If any of our major customers experience financial difficulties, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in any of our customers' revenues or cash flows could affect our ability to collect amounts due from them.

We may not be able to compete for or work on certain projects if we are not able to obtain surety bonds.

        Our contracts may require that we provide to our customers security for the performance of their projects, typically in the form of a performance bond, a payment bond, or both. Under standard terms in the surety market, sureties issue or renew bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds.

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

        As of December 31, 2012, approximately 88% of our field labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages could adversely impact our relationships with our customers and could cause us to lose business, resulting in decreased revenues.

Multi-employer pension plan obligations related to our unionized workforce could adversely impact our earnings.

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

        Although our revenues are primarily driven by spending patterns in our customers' industries, our revenues and results of operations can be subject to seasonal variations, particularly in our T&D segment. These variations are influenced by weather, hours of daylight, customer spending patterns, available system outages from utilities, bidding seasons and holidays, and can have a significant impact on our gross margins. Our profitability may decrease during the winter months and during severe weather conditions because work performed during these periods may be restricted and more costly to complete. Additionally, our T&D customers often cannot remove their T&D lines from service during the summer months when consumer demand for electricity is at its peak, delaying the demand for our maintenance and repair services. Working capital needs are also influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring when we increase outdoor construction in weather-affected regions of the country, and we convert working capital assets to cash during the winter months.

We may not have access in the future to sufficient funding to finance desired growth and operations.

        If we cannot secure funds in the future, including financing on acceptable terms, we may be unable to support our growth strategy or future operations. Our principal sources of cash come from our operating activities and borrowing availability under our credit facility, which expires in 2016. Our credit facility contains numerous covenants and requires us to meet and maintain certain financial ratios and other tests. General business and economic conditions may affect our ability to comply with these covenants or meet those financial ratios and other tests, which may limit our ability to borrow under the facility.

        Restrictions in the availability of bank credit could cause us to forgo otherwise attractive business opportunities and could require us to modify our business plan. We will continue to closely monitor our liquidity and the overall condition of the financial markets; however, we can give no assurance that we will be able to obtain such financing either on favorable terms or at all in the future.

We are subject to risks associated with climate change.

        Climate change may create physical and financial risk. Physical risks from climate change could, among other things, include an increase in extreme weather events (such as floods or hurricanes), rising sea levels and limitations on water availability and quality. Such extreme weather conditions may limit the availability of resources, driving up the costs of our projects, or may cause projects to be delayed or cancelled.

        Additionally, legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation may also negatively impact our operations. The cost of additional environmental regulatory requirements could impact the availability of goods and increase our costs. The Environmental Protection Agency and other federal and state regulatory bodies have begun taking steps to regulate greenhouse gas emissions, including proposals that would establish greenhouse gas efficiency standards for light duty vehicles. While we do not currently have operations outside of the United States, international treaties or accords could also have an impact on our business to the extent they lead to future federal or state regulations. Compliance with any new laws or regulations regarding the reduction of greenhouse gases could result in significant changes to our operations and a significant increase in our cost of conducting business.

Our operations are subject to a number of operational risks which may result in unexpected costs or liabilities.

        Unexpected costs or liabilities may arise from lawsuits or indemnity claims related to the services we perform. We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers' compensation, employment discrimination, breach of contract, property damage, environmental remediation, punitive damages, civil penalties or other losses, consequential damages or injunctive or declaratory relief. In addition, pursuant to our service arrangements, we generally indemnify our customers for claims related to the services we provide under those service arrangements. In some instances, our services are integral to the operation and performance of the electric distribution and transmission infrastructure. As a result, we may become subject to lawsuits or claims for any failure of the systems we work on, even if our services are not the cause for such failures. In addition, we may incur civil and criminal liabilities to the extent that our services contributed to any property damage. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of managements' attention to the business.

Opportunities associated with government contracts could lead to increased governmental regulation applicable to us.

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

        As of December 31, 2012 we had approximately $46.6 million of goodwill and $10.5 million of net intangible assets recorded on our balance sheet. Goodwill and indefinite-lived intangible assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Although we have not recorded any asset impairment charges in the past, a decline in the estimated results of operations or future cash flows of our reporting units, which are our reportable segments, or an adverse change in market conditions, cost of capital or growth rates could result in an impairment of goodwill or intangible assets.

We, or our business partners, may be subject to breaches of information technology systems, which could affect our competitive position or damage our reputation.

        We use our own information technology systems as well as our business partners' systems to maintain certain data and provide reports. Our security measures, and those of our business partners, may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and may result in persons obtaining unauthorized access to our data or accounts. While we devote significant resources to network security and other security measures to protect our systems and data, these security measures cannot provide absolute security. If an informational technology security breach affects our systems, or results in the unauthorized release of our proprietary information, our competitive situation or our reputation could be damaged.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are located at 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008-4210, the lease term of which expires on January 31, 2020. In addition to our executive offices, our corporate accounting and finance departments, corporate information technology department and certain legal and other personnel are located at this office. As of December 31, 2012, we owned 11 operating facilities and leased many other properties in various locations throughout our service territory. Most of our properties are used as offices or for fleet operations. We believe that our facilities are adequate for our current operating needs. We do not believe that any owned or leased facility is material to our operations and, if necessary, we could obtain replacement facilities for our leased facilities.

Item 3.    Legal Proceedings

        We are, from time-to-time, party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil and criminal penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

        For additional discussion of legal proceedings, see Footnote 12 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

	High	Low
Year Ended December 31, 2012
First Quarter	$23.50	$17.24
Second Quarter	$17.87	$14.18
Third Quarter	$21.46	$13.94
Fourth Quarter	$22.71	$17.60
Year Ended December 31, 2011
First Quarter	$25.84	$19.68
Second Quarter	$26.54	$20.76
Third Quarter	$26.30	$15.80
Fourth Quarter	$21.81	$15.54

Holders of Record

        As of February 28, 2013, we had 24 holders of record of our common stock.

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

        The following graph compares, for the period from August 12, 2008 to December 31, 2012, the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Index (the "S&P 500 Index"), the Russell 2000 Index, and a peer group index selected by our management that includes seventeen publicly traded companies within our industry (the "Peer Group"). The comparison assumes that $100 was invested on August 12, 2008 and further assumes any dividends were reinvested quarterly. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

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

COMPARISON OF 52 MONTH CUMULATIVE TOTAL RETURN*
Among MYR Group, Inc., the S&P 500 Index, the Russell 2000 Index,
and a Peer Group

*
$100 invested on 8/12/08 in stock or 7/31/08 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2013 Russell Investment Group. All rights reserved.

	8/12/08	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
MYR Group, Inc.	100.00	61.54	111.20	129.23	117.78	136.92
S&P 500	100.00	72.13	91.22	104.96	107.17	124.33
Russell 2000	100.00	70.45	89.60	113.66	108.91	126.72
Peer Group	100.00	67.89	72.29	72.40	69.88	88.26

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

Statement of operations data:

	For the year ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008
Contract revenues	$998,959	$780,356	$597,077	$631,168	$616,107
Contract costs	880,306	694,790	526,357	555,261	525,924

Gross profit	118,653	85,566	70,720	75,907	90,183
Selling, general and administrative expenses	63,575	56,776	44,630	48,467	50,622
Amortization of intangible assets	335	335	335	335	334
Gain on sale of property and equipment	(1,019)	(1,174)	(750)	(418)	(813)

Income (loss) from operations	55,762	29,629	26,505	27,523	40,040
Other income (expense):
Interest income	2	53	58	218	1,001
Interest expense	(852)	(544)	(1,054)	(852)	(1,701)
Other, net	(222)	(81)	(144)	(208)	(212)

Income before provision for income taxes	54,690	29,057	25,365	26,681	39,128
Income tax expense	20,428	10,759	9,243	9,446	15,495

Net income	$34,262	$18,298	$16,122	$17,235	$23,633

Income per common share:
Basic	$1.67	$0.90	$0.81	$0.87	$1.20
Diluted	$1.60	$0.87	$0.78	$0.83	$1.14
Weighted average number of common shares and potential common shares outstanding(1):
Basic	20,391	20,151	19,883	19,755	19,713
Diluted	21,172	20,993	20,782	20,702	20,707

Balance sheet data:

	As of December 31,
(in thousands)	2012	2011	2010	2009	2008
Cash and cash equivalents	$19,825	$34,013	$62,623	$37,576	$42,076
Working capital(2)	89,507	59,154	85,091	72,815	62,073
Total assets	466,348	412,568	380,148	341,649	322,063
Long-term debt(3)	—	—	30,000	30,000	30,000
Total liabilities	211,658	196,830	187,439	167,534	166,704
Stockholders' equity	$254,690	$215,738	$192,709	$174,115	$155,359

Other Data: (Unaudited)

	For the year ended December 31,
(in thousands)	2012	2011	2010	2009	2008
EBITDA(4)	$80,696	$49,059	$42,651	$40,840	$50,974
Backlog(5)	497,579	692,778	520,942	204,405	316,022
Capital expenditures	37,249	42,342	21,895	29,680	27,955
Depreciation and amortization(6)	25,156	19,511	16,290	13,525	11,146
Net cash flows provided by operating activities	29,999	30,394	44,837	23,911	38,779
Net cash flows used in investing activities	(36,045)	(41,036)	(20,617)	(28,932)	(26,059)
Net cash flows (used in) provided by financing activities	(8,142)	(17,968)	827	521	(5,191)

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

(3)
Long-term debt represents the amount drawn under our credit facility at December 31, 2010, 2009 and 2008. We had no long-term debt at December 31, 2012 or 2011.

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

  The following table provides a reconciliation of net income to EBITDA:

	For the year ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Net income	$34,262	$18,298	$16,122	$17,235	$23,633
Interest expense, net	850	491	996	634	700
Provision for income taxes	20,428	10,759	9,243	9,446	15,495
Depreciation and amortization(6)	25,156	19,511	16,290	13,525	11,146

EBITDA	$80,696	$49,059	$42,651	$40,840	$50,974

  We also use EBITDA as a liquidity measure. We believe that EBITDA is important in analyzing our liquidity because it is a key component of certain material covenants contained within our credit facility. Noncompliance with these financial covenants under our credit facility—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which may cause us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in our credit facility. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit facility from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure would be useful to investors and relevant to their assessment of our capacity to service, or incur, debt.

  The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	For the year ended December 31,
(in thousands)	2012	2011	2010	2009	2008
EBITDA	$80,696	$49,059	$42,651	$40,840	$50,974
Add/(subtract)
Interest expense, net	(850)	(491)	(996)	(634)	(700)
Provision for income taxes	(20,428)	(10,759)	(9,243)	(9,446)	(15,495)
Depreciation and amortization	(25,156)	(19,511)	(16,290)	(13,525)	(11,146)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities	29,857	19,185	18,971	17,991	14,592
Changes in operating assets and liabilities	(34,120)	(7,089)	9,744	(11,315)	554

Net cash flows provided by operating activities	$29,999	$30,394	$44,837	$23,911	$38,779

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

Overview—Introduction

        We are a leading specialty contractor serving the electrical infrastructure market in the United States. We manage and report our operations through two industry segments: T&D and C&I. We have operated in the T&D industry since 1891. We are one of the largest national contractors servicing the T&D sector of the electric utility industry, and our customers include many of the leading companies in the industry. We have provided C&I electrical contracting services to facility owners and general contractors in the western United States since 1912.

        We believe that we have a number of competitive advantages in both of our segments, including our skilled workforce, extensive centralized fleet, proven safety performance and reputation for timely completion of quality work that allow us to compete favorably in our markets. In addition, we believe that we are better capitalized than some of our competitors, which provides us with valuable flexibility to take on additional and complex projects.

        We had consolidated revenues, for the year ended December 31, 2012, of $999.0 million compared to $780.4 million for the year ended December 31, 2011. For the year ended December 31, 2012 our net income was $34.3 million compared to $18.3 million for the year ended December 31, 2011. Our results for 2012 benefitted from the successful execution of several large transmission projects and the high rate of utilization of our fleet assets. In addition, our revenues in 2012 grew in part from certain large transmission projects whose underlying contract cost for the period included a greater than normal amount of subcontractor and material cost, which flows through revenue. We also saw improvement in our C&I segment in 2012, largely driven by overall improvements in the markets we serve.

Overview—Segments

        Transmission and Distribution segment.    The T&D segment provides comprehensive solutions to customers in the electric utility industry and the renewable energy industry. Our T&D segment generally serves the electric utility industry as a prime contractor to customers such as electric utilities, cooperatives, municipalities and private developers. Our T&D segment provides a broad range of services on electric transmission and distribution networks and substation facilities which include design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair, throughout the continental United States. The demand for transmission construction and maintenance services has increased over the past several years due to increased attention to the improvement of the existing electric utility infrastructure and the need to integrate renewable generation into the electric power grid.

        For the year ended December 31, 2012, our T&D revenues were $828.7 million or 83.0% of our consolidated revenue, compared to $622.0 million or 79.7% of our consolidated revenue for the year ended December 31, 2011 and $447.5 million or 74.9% of our consolidated revenue for the year ended December 31, 2010. Revenues from transmission projects represented 82.0%, 74.3%, and 67.3% of T&D segment revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

        Our T&D segment also provides storm restoration services in response to hurricanes, ice or other storm related events, which typically account for less than 5% of our annual consolidated revenues. In 2012, 2011 and 2010, we recognized revenues from storm restoration services of approximately $41.3 million, $31.1 million and $14.4 million, respectively, which represented approximately 4.1%, 4.0% and 2.4% of our annual consolidated revenues, respectively.

        Measured by revenues in our T&D segment, we provided 42.0%, 49.1% and 29.5% of our T&D services under fixed-price contracts during the years ended December 31, 2012, 2011 and 2010, respectively. We also provide many services to our customers under multi-year maintenance service agreements and other variable service agreements.

        Commercial and Industrial segment.    The C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry as well as to facility owners. Our C&I operations are primarily focused on the Arizona and Colorado regional markets where we have sufficient scale to deploy the level of resources necessary to achieve significant market share. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. The majority of C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems.

        For the year ended December 31, 2012, our C&I revenues were $170.2 million or 17.0% of our consolidated revenue, compared to $158.4 million or 20.3% of our consolidated revenue for the year ended December 31, 2011 and $149.6 million or 25.1% of our consolidated revenue for the year ended December 31, 2010.

        Measured by revenues in our C&I segment, we provided 49.9%, 55.2% and 32.6% of our services under fixed-price contracts for the years ended December 31, 2012, 2011 and 2010, respectively.

Overview—Revenue and Gross Margins

        Revenue Recognition.    We recognize revenue on a percentage-of-completion method of accounting, which is commonly used in the construction industry. The percentage-of-completion accounting method results in recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The profits or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Changes in job performance, labor costs, equipment costs, job conditions, weather, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined. We record adjustments to estimated costs of contracts when we believe the change in estimate is probable and the amounts can be reasonably estimated. These adjustments could result in either increases or decreases in profit margins. The gross margins we record in the current period may not be indicative of margins in future periods.

        Gross Margins.    Our gross margin can vary between periods as a result of many factors, some of which are beyond our control. These factors include: the mix of revenue derived from the industries we serve, the mix of business conducted in different parts of the country, the mix in service and maintenance work compared to new construction work, the amount of work that we subcontract, the amount of material we supply, changes in labor, equipment or insurance costs, seasonal weather patterns, changes in fleet utilization, pricing pressures due to competition, efficiency of work performance, fluctuations in commodity prices of materials, delays in the timing of projects and other factors.

Overview—Economic, Industry and Market Factors

        We operate in competitive industries, which can result in pricing pressures for the services we provide. Work is often awarded through a bidding process, where price is typically a principal factor in the selection process. We generally focus on managing our profitability by: selecting projects that we believe will provide attractive margins; actively monitoring the costs of completing our projects; holding customers accountable for costs related to changes to contract specifications; and rewarding our employees for keeping costs under budget.

        The demand for construction and maintenance services from our customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the industries we serve as well as the economy in general. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, and regional and national economic conditions may materially affect results. Project schedules, particularly in connection with larger, multi-year projects, can also create fluctuations in our revenues. Other market and industry factors, such as changes to our customers' capital spending plans or delays in regulatory approvals can affect project schedules. Changes in technology, tax and other incentives and new or changing regulatory requirements affecting the industries we serve can impact demand for our services. While we actively monitor economic, industry and market factors affecting our business, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows. As a result of economic, industry and market factors, our operating results in any particular period or year may not be indicative of the results that can be expected for any other period or for any other year.

Overview—Seasonality

        Although our revenues are primarily driven by spending patterns in our customers' industries, our revenues, particularly those derived from our T&D segment, and results of operations can be subject to seasonal variations. These variations are influenced by weather, daylight hours, availability of system outages from utilities, bidding seasons and holidays. During the winter months, demand for our T&D work may be high, but our work can be delayed due to inclement weather. During the summer months, the demand for our T&D work may be affected by fewer available system outages during which we can perform electrical line service work due to peak electrical demands caused by warmer weather conditions. During the spring and fall months, the demand for our T&D work may increase due to improved weather conditions and system availability; however, extended periods of rain and other severe weather can affect the deployment of our crews and efficiency of operations.

        We also provide storm restoration services to our T&D customers. These services tend to have a higher profit margin. However, storm restoration service work that is performed under an MSA typically has similar margins to other work under the agreement. In addition, deploying employees on storm restoration work may, at times, delay work on other transmission and distribution work. Storm restoration service work is unpredictable and can affect results of operations.

Outlook

        While we and our customers continue to operate in a challenging business environment, in the last two years we benefitted from increased activity and spending in the industries we serve. We expect this higher level of activity to continue, although the regulatory obstacles our customers must overcome continue to create some uncertainty as to the timing of spending.

        Our revenues in 2012 grew in part from certain large transmission projects whose underlying contract cost for the period included a greater than normal amount of subcontractor and material cost, which contributed to the higher revenues. When our contracts require us to supply the material for large T&D projects, the corresponding revenue we recognize on those projects is higher than if the customer had supplied the material. During a period in which we have more projects being constructed on which we are supplying a large amount of material, our revenues may be greater than in other periods. Similarly, on large projects, our customers often contract with, manage and pay other contractors who perform certain work on the project, such as site preparation and foundations. When our customers ask us to subcontract this same work, the revenue we recognize on those projects is higher than if our part of the project scope included only work we completed with our own resources. The mix of large projects that include material or subcontractor work that we are responsible for can vary between periods and affect the amount of revenue recognized within those periods. We cannot predict when we will obtain large projects that include a greater than normal amount of subcontractor and material cost.

        Our business is directly impacted by the level of spending on T&D infrastructure throughout the United States and the level of commercial and industrial electrical construction activity in the western United States. The electric grid is aging and requires significant upgrades and maintenance to meet current and future demands for electricity. In addition, regulatory pressures and the low price of natural gas may accelerate the shut-down of coal-fired generating plants, which could result in the need for line upgrades and new substations. Over the past several years, many utilities have begun to implement plans to improve their transmission systems, improve reliability and reduce congestion, and these utilities have started or planned new construction, structure change-outs, line upgrades and maintenance projects on many transmission systems. We believe that utilities remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects in place. We expect bidding activity for large multi-year projects to remain strong in 2013; however, significant construction on large multi-year projects awarded through the bidding process in 2013 will likely not occur until 2014 or 2015.

        Legislative or regulatory actions may affect demand for the services provided by our T&D segment in the long term, particularly in connection with electric power infrastructure. For example, Federal Energy Regulatory Commission (FERC) Order No. 1000 promotes more efficient and cost-effective development of new transmission facilities, which we believe could have a favorable impact on electric transmission line development. Although we have already seen some benefit, the majority of the impact of the implementation of FERC Order No. 1000 may not occur for several years. We also anticipate increased infrastructure spending over the long term as a result of legislation requiring the electric power industry to meet federal reliability standards for its transmission and distribution systems and incentives to the industry to invest in and improve maintenance on its systems.

        The Environmental Protection Agency's Mercury and Air Toxics Standards, or MATS, may force some coal-fired and oil-fired generating plants to discontinue operation. Should this occur, it could result in increased spending by the affected utilities to strengthen their transmission infrastructure to alleviate congestion and deliver new and existing power sources to their regions.

        State renewable portfolio standards, which set required or voluntary standards for how much electricity is to be generated from renewable energy sources, as well as general environmental concerns, are driving the development of renewable energy projects. The economic feasibility of renewable energy projects, and therefore the attractiveness of investment in the projects, may depend on the availability of tax incentive programs or the ability of the projects to take advantage of such incentives. Although the production tax credit was recently extended until the end of 2013, there is no assurance that the government will further extend existing tax incentives or create new incentive or funding programs. Due to this uncertainty, we expect demand for our services on renewable energy projects to remain at the current levels for the next several years.

        As a result of reduced spending by utilities on their distribution systems for several years, we believe there is a growing need for utilities to resume sustained investment on their distribution systems to properly maintain the system and to meet reliability requirements. In 2012 we saw a small increase in bidding activity in some of our electric distribution markets, as economic conditions improved slowly in those areas. We believe that a recovery in the economy and in the U.S. housing market in the next few years could provide additional stimulus for spending by our customers on their distribution systems. We expect our 2013 gross margins in the distribution business to continue to reflect the current competitive distribution market conditions.

        Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and labor issues. We believe electric utility employee retirements could increase with further economic recovery, which may result in an increase in outsourcing opportunities.

        We saw an increase in bidding activity in some of our C&I markets in 2012. Results in our C&I segment improved over the prior year as economic conditions improved slightly. We expect to see further improvement in that market in 2013, as economic conditions improve. We expect that our 2013 gross margins in certain geographic areas of the C&I segment will continue to be influenced by the competitive markets we serve. We expect the long-term growth in our C&I segment to generally track the economic growth of the region.

        We believe that capacity in the transmission market has tightened, with some regions experiencing shortages of skilled labor and specialized transmission equipment. In a few specific geographical areas of the country, there are shortages of qualified labor due to the unprecedented number of large transmission projects being built during the same time. In those geographic regions, as contractors compete for skilled local labor and offer incentives to attract out-of-the-area resources, labor costs may increase significantly, which may put pressure on margins if the higher costs were not anticipated when the project was bid and the increases cannot be passed through to the customer.

        We continue to invest in developing key management and craft personnel and in procuring the specialty equipment and tooling needed to win and execute both large-scale and smaller projects that will be necessary to improve the reliability of our nation's electric power grid and to integrate new generation. In 2012 and 2011 we invested approximately $37.2 million and $42.3 million, respectively, of capital in equipment, tooling and other assets. Most of our capital expenditures were spent to prepare for the anticipated opportunities in our transmission business. We plan to continue to invest in additional property and equipment, substantially through cash flows from operations and cash on hand, with a focus on transmission and distribution equipment. Our investment strategy is based on our belief that transmission spending will continue to remain strong over the next several years as electric utilities, cooperatives and municipalities make up for the lack of infrastructure spending in the past, combined with the overall need to integrate new generation into the electric power grid, and our belief that distribution demand will increase.

        We had a substantial increase in large transmission projects awarded through 2011. Our revenues in 2012 grew 28%, largely due to construction on those projects, whose underlying contract cost for the period included a greater than normal amount of subcontractor and material cost, which contributed to the higher revenues. Over the last five years, we have grown our revenues at a compound annual growth rate of approximately 10%, with all of the growth being organic. Our annual revenues increased year over year in four of the last five years.

        Our future growth may be organic or through strategic acquisitions or joint ventures that we expect will improve our competitive position within our existing markets or expand our geographic footprint. We ended 2012 in a strong financial position, which included cash and cash equivalents of $19.8 million and availability of $155.3 million under our credit facility. We believe that we have additional capacity and continue to bid new projects. We plan to continue investing in additional property and equipment to support our strategy. We believe that our financial and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility for further strategic investments.

Understanding Backlog

        We define backlog as our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts. Backlog may not accurately represent the revenues that we expect to realize during any particular period. Several factors such as the timing of contract awards, the type and duration of contracts, and the mix of subcontractor and material costs in our projects, can impact our backlog at any point in time. Some of our revenue does not appear in our periodic backlog reporting because the award of the project, as well as the execution of the work, can all take place within the period. In addition, we have some projects for which we anticipate performing major work for several years to come, but the anticipated work is not included in our backlog due to the way certain transmission line segments will be awarded over time and how we account for our backlog. Our backlog only includes projects that have a signed contract or an agreed upon work order to perform work on mutually accepted terms and conditions.

        Our backlog at the end of 2012 declined from the backlog we reported at the end of 2011. Our backlog at the end of 2011 included many of the significant projects awarded during the previous periods, and included a higher than normal amount of subcontractor work and materials. Much of that subcontractor work was completed in 2012 and most of the materials for those projects were put into the construction process in 2012, resulting in a decrease in backlog from period to period. Although in 2012 there were fewer large, multi-year transmission projects out for bid or awarded than in late 2010 and 2011, we anticipate the market for transmission projects of all sizes will continue to remain strong over the next several years.

Understanding Gross Margins

        Our gross margin is gross profit expressed as a percentage of revenues. Gross profit is calculated by subtracting contract costs from revenue. Contract costs consist primarily of salaries, wages and benefits to employees, depreciation, fuel and other equipment expenses, equipment rentals, subcontracted services, insurance, facilities expenses, materials and parts and supplies. Various factors affect our gross margins on a quarterly or annual basis, including those listed below.

        Performance Risk.    Margins may fluctuate because of the volume of work and the impacts of pricing and job productivity, which can be impacted both favorably and negatively by customer decisions and crew productivity, as well as other factors. When comparing a service contract between periods, factors affecting the gross margins associated with the revenues generated by the contract may include pricing under the contract, the volume of work performed under the contract, the mix of the type of work specifically being performed, the availability of labor resources at expected labor rates and the productivity of the crews performing the work. Productivity can be influenced by many factors including the experience level of the crew, whether the work is on an open or encumbered right of way, weather conditions, geographical conditions and effects of environmental restrictions or regulatory delays.

        Seasonal, Weather and Geographical.    Seasonal patterns, primarily related to weather conditions, can have a significant impact on gross margins in a given period. It is typical during the winter months that parts of the country may experience snow or rainfall, which can affect our crews' ability to work efficiently. Additionally, our T&D customers often cannot remove their T&D lines from service during the summer months, when consumer demand for electricity is at its peak, delaying the demand for our maintenance and repair services. In both cases, projects may be delayed or temporarily placed on hold. Conversely, in periods when weather remains dry and temperatures are moderate, more work can be done, sometimes with less cost, which would have a favorable impact on gross margins. The mix of business conducted in different parts of the country will also affect margins, as some parts of the country offer the opportunity for higher margins than others due to the geographic characteristics associated with the physical location where the work is being performed. Such characteristics include whether the project is performed in an urban versus a rural setting; in a mountainous area or in open terrain; or in normal soil conditions or rocky terrain. Site conditions, including unforeseen underground conditions, can also impact margins.

        Depreciation and Amortization.    We include depreciation on equipment in contract costs. This is common practice in our industry, but can make comparability to other companies difficult. Over the last few years, we have spent a significant amount of capital on property, facilities and equipment, with the majority of such expenditures being used to purchase additional specialized equipment to enhance our fleet and to reduce our reliance on operating leases and short term equipment rentals. We believe the investment in specialized equipment will reduce our costs and improve our margins over the long-term, although there can be no assurance in this regard. We expect that, as a result of our ongoing capital expenditure program, depreciation expenses will increase in the future.

        Revenue Mix.    The mix of revenue derived from the industries we serve will impact gross margins. Changes in our customers' spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenue by industry served. Storm restoration services typically command higher profit margins than other maintenance services. Seasonal and weather factors, as noted above, can impact the timing at which customers perform maintenance and repairs, which can cause a shift in the revenue mix. For example, during the period following Hurricanes Gustav and Ike in 2008 and Sandy in 2012, a portion of our resources was temporarily shifted to storm restoration services work away from maintenance and repair services, thereby resulting in higher gross margins.

        Service and Maintenance Compared to New Construction.    In general, new construction work has a higher gross margin than maintenance and repair work. New construction work is often obtained on a fixed-price basis, which carries a higher risk than other types of pricing arrangements because a contractor bears the risk of increased expenses. As such, we generally bid fixed-price contracts with higher profit margins. We typically derive approximately 11% to 25% of our revenue from maintenance and repair work that is performed under pre-established or negotiated prices or cost-plus pricing arrangements which generally allow us a set margin above our costs. Thus, the mix between new construction work, at fixed-price, and maintenance and repair work, at cost-plus, in a given period will impact gross margin in that period.

        Subcontract Work.    Projects that include a greater amount of subcontractor cost can experience lower overall project gross margins as we typically add less mark up to subcontractor cost in our bids than what we would to our labor and equipment cost. In addition, successful completion of our contracts may depend on whether our subcontractors successfully fulfill their contractual obligations. If our subcontractors fail to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to incur additional costs and provide additional services in order to make up such shortfall.

        Materials versus Labor.    Projects that include a greater amount of material cost can experience lower overall project gross margins as we typically add less mark up to material cost in our bids than what we would to our labor and equipment cost.

        Insurance.    Gross margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of December 31, 2012, we carried insurance policies, which were subject to certain deductibles, for workers' compensation, general liability, automobile liability and other coverages. Losses up to the deductible amounts are accrued based upon estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. Estimated insurance losses are determined by our insurance carrier and the appropriateness of those estimates are reviewed by management and updated quarterly.

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

        Our team of trained estimators helps us to determine potential costs and revenues and make informed decisions on whether to bid for a project and, if bid, the rates to use in estimating the costs for that bid. The ability to accurately estimate labor, equipment, subcontracting and material costs in connection with a new project may affect the gross margins achieved for the project.

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

Consolidated Results of Operations

        The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated:

	For the year ended December 31,
(dollars in thousands)	2012		2011		2010
Contract revenues	$998,959	100.0%	$780,356	100.0%	$597,077	100.0%
Contract costs	880,306	88.1	694,790	89.0	526,357	88.2

Gross profit	118,653	11.9	85,566	11.0	70,720	11.8
Selling, general and administrative expenses	63,575	6.4	56,776	7.3	44,630	7.5
Amortization of intangible assets	335	—	335	—	335	0.1
Gain on sale of property and equipment	(1,019)	(0.1)	(1,174)	(0.1)	(750)	(0.1)

Income from operations	55,762	5.6	29,629	3.8	26,505	4.4
Other income (expense)
Interest income	2	—	53	—	58	—
Interest expense	(852)	(0.1)	(544)	(0.1)	(1,054)	(0.2)
Other, net	(222)	—	(81)	—	(144)	—

Income before provision for income taxes	54,690	5.5	29,057	3.7	25,365	4.2
Income tax expense	20,428	2.1	10,759	1.4	9,243	1.5

Net income	$34,262	3.4%	$18,298	2.3%	$16,122	2.7%

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

        Revenues.    Revenues increased $218.6 million, or 28.0%, to $999.0 million for the year ended December 31, 2012 from $780.4 million for the year ended December 31, 2011. The majority of the increase in revenues was the result of an increase in revenues from a few large transmission projects (greater than $10.0 million in contract value). Our revenues in 2012 grew in part from certain large transmission projects whose underlying contract cost for the period included a greater than normal amount of subcontractor and material cost, which contributed to the higher revenues. Revenues also increased from many small (less than $3.0 million in contract value) and medium-sized (between $3.0 million and $10.0 million in contract value) transmission projects, as well as from small and medium-sized C&I projects.

        Gross profit.    Gross profit increased $33.1 million, or 38.7%, to $118.7 million for the year ended December 31, 2012 from $85.6 million for the year ended December 31, 2011. The majority of the gross profit increase was attributable to an increase in revenues year over year. Gross margin increased to 11.9% for the year ended December 31, 2012 from 11.0% for the year ended December 31, 2011. The increase in gross profit as a percentage of revenues was mainly attributable to an overall increase in contract margins on small and medium-sized projects in both segments and improved utilization of fleet assets.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased approximately $6.8 million, or 12.0%, to $63.6 million for the year ended December 31, 2012 from $56.8 million for the year ended December 31, 2011. The increase was primarily due to an increase in employee compensation related to the increased number of support personnel and normal salary increases, increased profit sharing and bonus expense, and an increase in other employee-related benefit costs. As a percentage of revenues, selling, general and administrative expenses decreased to 6.4% for the year ended December 31, 2012 from 7.3% for the year ended December 31, 2011.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment decreased $0.2 million to $1.0 million for the year ended December 31, 2012 from $1.2 million for the year ended December 31, 2011. Gains from the sale of property and equipment are the result of routine sales of property and equipment that are no longer useful or valuable to our ongoing operations.

        Interest expense.    Interest expense increased to $0.9 million for the year ended December 31, 2012 from $0.5 million for the year ended December 31, 2011 primarily resulting from interest due on sales and use tax amounts.

        Provision for income taxes.    The provision for income taxes was $20.4 million for the year ended December 31, 2012, with an effective tax rate of 37.4%, compared to a provision of $10.8 million for the year ended December 31, 2011, with an effective tax rate of 37.0%. The increase in our overall effective tax rate for the year ended December 31, 2012, was mainly due to differences in discrete tax adjustment items between the periods.

        Net income.    Net income in 2012 increased to $34.3 million for the year ended December 31, 2012 from $18.3 million for the year ended December 31, 2011 for the reasons stated above.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales.

	For the Year Ended December 31,
	2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$828,711	83.0%	$622,000	79.7%
Commercial & Industrial	170,248	17.0	158,356	20.3

Total	$998,959	100.0	$780,356	100.0

Operating income (loss):
Transmission & Distribution	$80,460	9.7	$52,053	8.4
Commercial & Industrial	7,647	4.5	5,833	3.7

Total	88,107	8.8	57,886	7.4
Corporate	(32,345)	(3.2)	(28,257)	(3.6)

Consolidated	$55,762	5.6%	$29,629	3.8%

Transmission & Distribution

        Revenues for our T&D segment for the year ended December 31, 2012 were $828.7 million compared to $622.0 million for the year ended December 31, 2011, an increase of $206.7 million or 33.2%. The increase in revenues was primarily the result of an increase in revenues from transmission projects of all sizes, offset in part by a decrease in distribution revenues. Storm work contributed approximately $41.3 million to revenues in 2012, compared to $31.1 million in 2011.

        Revenues from transmission projects represented 82.0% and 74.3% of T&D segment revenue for the years ended December 31, 2012 and 2011, respectively. Additionally, for the year ended December 31, 2012, measured by revenue in our T&D segment, we provided 42.0% of our T&D services under fixed-price contracts, as compared to 49.1% for the year ended December 31, 2011.

        Operating income for our T&D segment for the year ended December 31, 2012 was $80.5 million compared to $52.1 million for the year ended December 31, 2011, an increase of approximately $28.4 million, or 54.6%. The increase in operating income in the T&D segment was mainly attributable to an overall increase in revenues. As a percentage of revenues, operating income for our T&D segment increased to 9.7% for the year ended December 31, 2012 from 8.4% for the year ended December 31, 2011. The increase in operating income, as a percentage of revenues, was mainly due to improved margins on small and medium-sized transmission and distribution projects and improved utilization of fleet assets.

Commercial & Industrial

        Revenues for our C&I segment for the year ended December 31, 2012 were $170.2 million compared to $158.4 million for the year ended December 31, 2011, an increase of $11.9 million or 7.5%. The increase in revenues was due mainly to an increase in revenues derived from several small and medium-sized projects, partially offset by an overall decrease in revenues from a few large projects.

        For the year ended December 31, 2012, measured by revenue in our C&I segment, we provided 49.9% of our services under fixed-price contracts, as compared to 55.2% for the year ended December 31, 2011.

        Operating income for our C&I segment for the year ended December 31, 2012 was $7.6 million compared to $5.8 million for the year ended December 31, 2011, an increase of $1.8 million, or 31.1%. As a percentage of revenues, operating income for our C&I segment increased to 4.5% for the year ended December 31, 2012 from 3.7% for the year ended December 31, 2011. The increase in operating income in the C&I segment was mainly attributable to an overall increase in margins on C&I contracts with a contract value under $10.0 million, which was partially offset by an overall decrease in margins on projects with a contract value over $10.0 million.

Corporate

        The increase in Corporate expenses in 2012 was due primarily to increased profit sharing and bonus expense and an increase in other employee-related benefit costs.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

        Revenues.    Revenues increased $183.3 million, or 30.7%, to $780.4 million for the year ended December 31, 2011 from $597.1 million for the year ended December 31, 2010. The majority of the increase in revenues was the result of an increase in revenues from a few large transmission projects. Revenues also increased from many small transmission projects, a few medium-sized C&I projects and an overall increase in distribution work.

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

Commercial & Industrial

        Revenues for our C&I segment for the year ended December 31, 2011 were $158.4 million compared to $149.6 million for the year ended December 31, 2010, an increase of $8.8 million or 5.8%. The increase in revenues was due mainly to an increase in revenues derived from several medium- sized projects, partially offset by an overall decrease in revenues from a few large projects.

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

Liquidity and Capital Resources

        As of December 31, 2012, we had cash and cash equivalents of $19.8 million and working capital of $89.5 million. During the year ended December 31, 2012, consolidated operating activities of our business resulted in net cash flow from operations of $30.0 million compared to $30.4 million for the year ended December 31, 2011. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide our customers. We used net cash in investing activities of $36.0 million, including $37.2 million used for capital expenditures, offset by approximately $1.2 million of proceeds from the sale of property and equipment. We used net cash in financing activities of $8.1 million, including $10.0 million to pay down our revolving debt, which was partially offset by $1.8 million from the exercise of stock options and the related tax benefits.

        The changes in various working capital accounts (such as: accounts receivable, including retention; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts) are due to normal timing fluctuations in our operating activities. In particular, the gross amount of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts used cash of $39.7 million in 2012, compared to using cash of $19.6 million in 2011, largely due to the increase in large transmission projects and storm work in the last few months of 2012 compared to the prior period. We typically experience higher working capital needs in the early stages of projects, when cash is being used for personnel, equipment, supplies and other project costs prior to cash flow being received from the customer. As the project progresses, the working capital needs typically stabilize or decrease as cash flow from customers begins to meet or exceed cash outlaid for operating expenses. However, in 2012, accounts receivable used $40.3 million in cash, compared to $19.7 million in 2011 as our revenues increased in 2012 and retainages in accounts receivable related to large projects also increased.

        We anticipate that our cash and cash equivalents on hand, our $155.3 million borrowing availability under our credit facility, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures. We expect that our capital spending in 2013 will be slightly less than our 2012 capital spending. Although we believe that we have adequate cash and availability under our credit facility to meet our liquidity needs, our involvement in any large-scale initiatives to rebuild the power grid or acquire other companies may require additional capital, depending upon the size of the project or the acquisition and the financial terms of the underlying agreement.

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

        Revolving loans under the Credit Agreement bear interest, at our option, at either (1) ABR, which is the greatest of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or adjusted LIBOR plus 1.00%, plus in each case an applicable margin ranging from 0.00% to 1.00%; or (2) adjusted LIBOR plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on our leverage ratio. Letters of credit issued under the Credit Agreement are subject to a letter of credit fee of 1.00% to 2.00%, based on our leverage ratio and a fronting fee of 0.125%. Swingline loans will bear interest at the ABR Rate. We are required to pay a 0.2% commitment fee on the unused portion of the credit facility.

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

        Under the Credit Agreement, we are subject to certain financial covenants, a leveraged debt ratio and a minimum interest coverage ratio and we were in compliance at December 31, 2012. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

        As of December 31, 2012, we had no debt outstanding. We had approximately $19.7 million in letters of credit outstanding under the facility at an interest rate of 1.13%. As of December 31, 2012, we had $155.3 million available for borrowing under the Credit Agreement. As of December 31, 2011, the Company had $10.0 million in revolving loans outstanding under Credit Agreement at an interest rate of 1.31%, and $17.2 million in letters of credit outstanding under the facility at an interest rate of 1.13%.

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

Leases

        We enter into non-cancelable operating leases for some of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. At December 31, 2012, we had no leases with residual value guarantees.

        We typically have purchase options on the equipment underlying our long-term operating leases and many of our short-term rental arrangements. We exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive.

Purchase Commitments for Construction Equipment

        As of December 31, 2012, we had approximately $5.9 million in outstanding purchase obligations for certain construction equipment to be paid with most of the cash outlay scheduled to occur over the first six months of 2013.

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

        At December 31, 2012 we had two outstanding irrevocable standby letters of credit, including one for $17.5 million related to the Company's payment obligation under its insurance programs and another for approximately $2.2 million related to contract performance obligations.

Surety Bonds

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2012, an aggregate of approximately $883.3 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $301.4 million as of December 31, 2012.

Contractual Obligations

        As of December 31, 2012, our future contractual obligations are as follows:

(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Other
Operating lease obligations	$5,045	$2,720	$1,550	$397	$378	$—
Purchase obligations	5,906	5,906	—	—	—	—
Income tax contingencies	840	—	—	—	—	840

Total	$11,791	$8,626	$1,550	$397	$378	$840

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

Concentration of Credit Risk

        We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2012, two customers individually exceeded 10.0% of consolidated accounts receivable with approximately 24.6% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of December 31, 2011, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 12.2% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

Inflation

        Inflation did not have a significant effect on our results during the years ended December 31, 2012, 2011 or 2010.

New Accounting Pronouncements

        We adopted updates to several accounting standards in 2012, as explained in Footnote 3 to the Consolidated Financial Statements. The adoption of these standard modifications did not have an impact on our consolidated financial condition, results of operations or cash flows, although there were impacts to our financial statement disclosures.

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

        In August 2010, the FASB issued an exposure draft, Leases, which would result in significant changes to the accounting requirements for both lessees and lessors in ASC Topic 840, Leases. In July 2011, the FASB announced its intention to re-expose the draft which is currently scheduled to re-expose in the first half of 2013. As the standard-setting process is still ongoing, we are unable to determine the impact this proposed change in accounting will have in the Company's consolidated financial statements at this time.

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

        Revenue Recognition.    Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting. Under the percentage-of-completion method, we estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the contract term based on either input (e.g., costs incurred under the cost-to-cost method which is typically used for development effort) or output (e.g., units delivered under the units-of-delivery method, which is used for production effort), as appropriate under the circumstances.

        Revenues from our construction services are performed under fixed-price, time-and-equipment, time-and-materials, unit-price, and cost-plus fee contracts. For fixed-price contracts, we use the ratio of cost incurred to date on the contract (excluding uninstalled direct materials) to management's estimate of the contract's total cost, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract cost includes all direct costs on contracts, including labor and material, subcontractor costs and those indirect costs related to contract performance, such as supplies, fuel, tool repairs and depreciation. We recognize revenues from construction services with fees based on time-and-materials, unit prices, or cost-plus fee as the services are performed and amounts are earned.

        Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in job performance, job conditions and final contract settlements are factors that influence management's assessment of total contract value and the total estimated costs to complete those contracts and therefore, our profit recognition. These changes, which include contracts with estimated costs in excess of estimated revenues, are recognized in contract costs in the period in which the revisions are determined. At the point we anticipate a loss on a contract, we estimate the ultimate loss through completion and recognize that loss in the period in which the possible loss was identified.

        The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our significant projects use a detailed "bottom up" approach and we believe our experience typically allows us to provide materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include, among others:

  •
  the completeness and accuracy of the original bid;

  •
  costs associated with added scope changes;

  •
  costs of labor and/or materials;

  •
  extended overhead due to owner, weather and other delays;

  •
  subcontractor performance issues;

  •
  changes in productivity expectations;

  •
  site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);

  •
  the availability and skill level of workers in the geographic location of the project; and

  •
  a change in the availability and proximity of equipment and materials.

        The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods.

        We provide warranties to customers on a basis customary to the industry; however, the warranty period does not typically exceed one year. Historically, warranty claims have not been material.

        Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting sales taxes.

        Accounts Receivable and Allowance for Doubtful Accounts.    We do not charge interest to our customers, and we carry our customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contracts and acceptance by the customer, or earlier, as provided by the contract. Based on our experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. We grant trade credit, on a non-collateralized basis (with the exception of lien rights against the property in certain cases) to our customers, and we are subject to potential credit risk related to changes in business and overall economic activity. We analyze specific accounts receivable balances, historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the event that a customer balance is deemed to be uncollectible the account balance is written-off against the allowance for doubtful accounts.

        Impairment of Goodwill and, Intangibles.    Goodwill and other intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are amortized on a pattern of estimated cash flow basis over their estimated useful lives or straight line if a pattern cannot be determined. We test goodwill and other intangible assets with indefinite lives for impairment on an annual basis at the beginning of the fourth quarter, or when circumstances change, such as a significant adverse change in the business climate or the decision to sell a business, both of which would indicate that impairment may have occurred. We apply the two step process in the evaluation of goodwill impairment. The first step involves a comparison of the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded in the statement of operations.

        Insurance.    We carry insurance policies, which are subject to certain deductibles, for workers' compensation, general liability, automobile liability and other coverages. Our deductible for each line of coverage is $1.0 million until the claim aggregate has been met. Once a policy's claim aggregate is reached per line of coverage, the deductible for that policy is reduced to $0.5 million per claim.

        Certain of our health insurance benefit plans are subject to a $0.1 million deductible for qualified individuals. Losses up to the stop loss amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

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

        Stock-Based Compensation.    We determine compensation expense for stock-based awards based on the estimated fair values at the grant date and recognize the related compensation expense over the vesting period. We use the straight-line attribution method to recognize compensation expense related to stock-based awards that have graded vesting and only service conditions. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense is adjusted for changes in estimated and actual forfeitures. We use historical data to estimate the forfeiture rate that we use; however, these estimates are subject to change and may impact the value that will ultimately be recognized as stock compensation expense.

We recognize stock-based compensation expense related to performance awards based upon our determination of the potential achievement of the performance target at each reporting date, net of estimated forfeitures.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        As of December 31, 2012, we were not parties to any derivative instruments. We did not use any material derivative financial instruments during the years ended December 31, 2012, 2011 or 2010, including trading or speculation on changes in interest rates, or commodity prices of materials used in our business.

        Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If we borrow additional amounts under the Credit Agreement, the interest rate on those borrowings will also be variable. If the prime rate, federal funds rate or LIBOR rises, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. We had no borrowings outstanding under the Credit Agreement as of December 31, 2012. If we had borrowings outstanding under the Credit Agreement as of December 31, 2012, the borrowings would have accrued annual interest at the one-month LIBOR in effect at each month end plus a spread of 1.00%, based upon our current leverage ratio, as defined in the Credit Agreement.

Item 8.    Consolidated Financial Statements and Supplementary Data

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

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

        Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this report on Form 10-K, has audited the effectiveness of MYR Group's internal control over financial reporting as of December 31, 2012 as stated in their report which appears herein.

March 6, 2013

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc.

        We have audited the accompanying consolidated balance sheets of MYR Group Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MYR Group Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MYR Group Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 6, 2013

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc.

        We have audited MYR Group Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MYR Group Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, MYR Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MYR Group Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of MYR Group Inc. and our report dated March 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 6, 2013

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$19,825	$34,013
Accounts receivable, net of allowances of $1,305 and $1,078, respectively	167,241	126,911
Costs and estimated earnings in excess of billings on uncompleted contracts	61,773	43,694
Construction materials inventory	—	4,003
Deferred income tax assets	12,742	13,253
Receivable for insurance claims in excess of deductibles	11,379	10,122
Refundable income taxes	1,044	884
Other current assets	4,396	3,071

Total current assets	278,400	235,951
Property and equipment, net of accumulated depreciation of $88,042 and $64,345, respectively	128,911	117,178
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $2,558 and $2,223, respectively	10,534	10,869
Other assets	1,904	1,971

Total assets	$466,348	$412,568

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$—	$10,000
Accounts payable	84,481	73,924
Billings in excess of costs and estimated earnings on uncompleted contracts	32,589	24,945
Accrued self insurance	39,583	38,850
Other current liabilities	32,240	29,078

Total current liabilities	188,893	176,797
Deferred income tax liabilities	21,530	19,354
Other liabilities	1,235	679

Total liabilities	211,658	196,830

Commitments and contingencies
Stockholders' equity
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2012 and 2011	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 20,747,161 and 20,405,044 shares issued and outstanding at December 31, 2012 and 2011, respectively	206	203
Additional paid-in capital	154,564	149,877
Retained earnings	99,920	65,658

Total stockholders' equity	254,690	215,738

Total liabilities and stockholders' equity	$466,348	$412,568

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2012	2011	2010
Contract revenues	$998,959	$780,356	$597,077
Contract costs	880,306	694,790	526,357

Gross profit	118,653	85,566	70,720
Selling, general and administrative expenses	63,575	56,776	44,630
Amortization of intangible assets	335	335	335
Gain on sale of property and equipment	(1,019)	(1,174)	(750)

Income from operations	55,762	29,629	26,505
Other income (expense):
Interest income	2	53	58
Interest expense	(852)	(544)	(1,054)
Other, net	(222)	(81)	(144)

Income before provision for income taxes	54,690	29,057	25,365
Income tax expense	20,428	10,759	9,243

Net income	$34,262	$18,298	$16,122

Income per common share:
—Basic	$1.67	$0.90	$0.81
—Diluted	$1.60	$0.87	$0.78
Weighted average number of common shares and potential common shares outstanding:
—Basic	20,391	20,151	19,883
—Diluted	21,172	20,993	20,782

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2009	$—	$198	$142,679	$31,238	$174,115
Net income	—	—	—	16,122	16,122
Stock issued under compensation plans	—	2	669	—	671
Tax benefit from stock-based awards	—	—	198	—	198
Stock-based compensation expense	—	—	1,603	—	1,603

Balance at December 31, 2010	—	200	145,149	47,360	192,709
Net income	—	—	—	18,298	18,298
Stock issued under compensation plans, net	—	3	1,287	—	1,290
Tax benefit from stock-based awards	—	—	1,266	—	1,266
Stock-based compensation expense	—	—	2,130	—	2,130
Stock issued—other	—	—	45	—	45

Balance at December 31, 2011	—	203	149,877	65,658	215,738
Net income	—	—	—	34,262	34,262
Stock issued under compensation plans, net	—	3	1,306	—	1,309
Tax benefit from stock-based awards	—	—	419	—	419
Stock-based compensation expense	—	—	2,924	—	2,924
Stock issued—other	—	—	38	—	38

Balance at December 31, 2012	$—	$206	$154,564	$99,920	$254,690

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$34,262	$18,298	$16,122
Adjustments to reconcile net income to net cash flows provided by operating activities—
Depreciation and amortization of property and equipment	24,821	19,176	15,955
Amortization of intangible assets	335	335	335
Stock-based compensation expense	2,923	2,130	1,603
Deferred income taxes	2,687	(1,326)	1,743
Gain on sale of property and equipment	(1,019)	(1,174)	(750)
Other non-cash items	110	44	85
Changes in operating assets and liabilities
Accounts receivable, net	(40,330)	(19,739)	(6,520)
Costs and estimated earnings in excess of billings on uncompleted contracts	(18,079)	(14,395)	1,441
Construction materials inventory	4,003	(4,003)	—
Receivable for insurance claims in excess of deductibles	(1,257)	(1,700)	(340)
Other assets	(1,619)	2,293	464
Accounts payable	11,067	35,062	(1,718)
Billings in excess of costs and estimated earnings on uncompleted contracts	7,644	(20,560)	19,842
Accrued self insurance	733	4,806	944
Other liabilities	3,718	11,147	(4,369)

Net cash flows provided by operating activities	29,999	30,394	44,837

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,204	1,306	1,278
Purchases of property and equipment	(37,249)	(42,342)	(21,895)

Net cash flows used in investing activities	(36,045)	(41,036)	(20,617)

Cash flows from financing activities:
Repayments on term loan	—	(30,000)	—
Net borrowings (repayments) on revolving credit facility	(10,000)	10,000	—
Employee stock option transactions	1,309	1,290	671
Excess tax benefit from stock-based awards	524	1,266	198
Debt issuance costs	(13)	(569)	—
Payments of capital lease obligations	—	—	(42)
Other financing activities	38	45	—

Net cash flows provided by (used in) financing activities	(8,142)	(17,968)	827

Net increase (decrease) in cash and cash equivalents	(14,188)	(28,610)	25,047
Cash and cash equivalents:
Beginning of period	34,013	62,623	37,576

End of period	$19,825	$34,013	$62,623

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

        MYR Group Inc. ("the Company") is a holding company of specialty electrical construction service providers and is currently conducting operations through the following wholly-owned subsidiaries: The L. E. Myers Co., a Delaware corporation; Hawkeye Construction, Inc., an Oregon corporation; Harlan Electric Company, a Michigan corporation; Sturgeon Electric Company, Inc., a Michigan corporation; MYR Transmission Services, Inc., a Delaware corporation; and Great Southwestern Construction, Inc., a Colorado corporation.

        The Company performs construction services in two business segments: Transmission and Distribution ("T&D"), and Commercial and Industrial ("C&I"). T&D customers include electric utilities, cooperatives, municipalities and private developers. The Company provides a broad range of services which includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. The Company also provides C&I electrical contracting services to property owners and general contractors in the western United States.

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

        Revenues from the Company's construction services are performed under fixed-price, time-and-equipment, time-and-materials, unit-price, and cost-plus fee contracts. For fixed-price contracts, the Company uses the ratio of cost incurred to date on the contract (excluding uninstalled direct materials) to management's estimate of the contract's total cost, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract cost includes all direct costs on contracts, including labor and material, subcontractor costs and those indirect costs related to contract performance, such as supplies, fuel, tool repairs and depreciation. The Company recognizes revenues from construction services with fees based on time-and-materials, unit prices, or cost-plus fee as the services are performed and amounts are earned.

        Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in job performance, job conditions and final contract settlements are factors that influence management's assessment of total contract value and the total estimated costs to complete those contracts and therefore, the Company's profit recognition. These changes, which include contracts with estimated costs in excess of estimated revenues, are recognized in contract costs in the period in which the revisions are determined. At the point the Company

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

anticipates a loss on a contract, the Company estimates the ultimate loss through completion and recognizes that loss in the period in which the possible loss was identified.

        The Company provides warranties to customers on a basis customary to the industry; however, the warranty period does not typically exceed one year. Historically, warranty claims have not been material to the Company.

        Total revenues do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales taxes. Sales tax collected from customers is included in other current liabilities on our Consolidated Balance Sheets.

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

Reclassification

        Certain amounts reported previously in the Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation. Total cash flows reported for prior years from each of operating, investing and financing activities have not changed.

Advertising

        Advertising costs are expensed when incurred. Advertising costs, included in selling, general and administrative expenses, were $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

The Company uses the straight-line attribution method to recognize compensation expense related to stock-based awards that have graded vesting and only service conditions. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense is adjusted for changes in estimated and actual forfeitures. The Company uses historical data to estimate the forfeiture rate that it uses; however, these estimates are subject to change and may impact the value that will ultimately be recognized as stock compensation expense. The Company recognizes stock-based compensation expense related to performance awards based upon its determination of the potential achievement of the performance target at each reporting date, net of estimated forfeitures.

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

Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2012 and 2011, the Company held the majority of its cash in its checking accounts or in highly liquid money market funds.

Accounts Receivable and Allowance for Doubtful Accounts

        The Company does not charge interest to its customers and carries its customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contract and acceptance by the customer, or earlier as provided by the contract. Based on the Company's experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. The Company estimates that approximately 74% of retainage recorded at December 31, 2012 will be collected within one year.

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

Construction Materials Inventory

        From time-to-time, construction materials are acquired for active projects. Construction materials which have not yet been installed are included in construction materials inventory. Construction materials inventories are stated at the lower of cost or market, as determined by the specific identification method. As of December 31, 2012, the Company did not carry any construction materials inventory. As of December 31, 2011, the Company had $4.0 million in construction materials inventory.

Property and Equipment

        Property and equipment is carried at cost. Depreciation for buildings and improvements, including land improvements, is computed using the straight-line method over estimated useful lives ranging from three years to thirty-nine years. Depreciation for construction equipment, including large tool purchases, is computed using the straight line method over estimated useful lives ranging from two years to twelve years. Depreciation for office equipment is computed using the straight line method over the estimated useful lives ranging from three years to seven years. Major modifications or refurbishments which extend the useful life of the assets are capitalized and depreciated over the adjusted remaining useful life of the assets. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized into income from operations. The cost of maintenance and repairs is charged to expense as incurred.

        The Company leases certain real estate, construction equipment and office equipment. Real estate is generally leased for terms under ten years in duration. No new construction equipment leases have been entered into since 2010, although the Company continues to rent some equipment under short-term, cancelable agreements. The terms and conditions of material leases are reviewed at inception to determine the classification (operating or capital) of the lease. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with Accounting Standards Codification ("ASC") Topic 840-10-25.

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

Goodwill and Intangible Assets

        Goodwill and intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are amortized on a straight line basis over their estimated useful lives. The Company tests goodwill and intangible assets with indefinite lives for impairment on an annual basis at the beginning of the fourth quarter, or when circumstances change, such as a significant adverse change in the business climate or the decision to sell a business, both of which would indicate that impairment may have occurred. The Company applies the two step process in the evaluation of goodwill impairment. The first step involves a comparison of the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded in the statement of operations.

        As a result of the Company's annual impairment testing process, no impairment charges to goodwill or intangible assets were recorded during 2012, 2011 or 2010. Our annual impairment test performed in 2012 determined that the fair values of our reporting units significantly exceeded the carrying values of those units.

Concentrations

        Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalent balances with large financial institutions which are believed to be high quality institutions.

        The Company grants trade credit under normal payment terms, generally without collateral, to its customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, the Company may take title

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2012, two customers individually exceeded 10.0% of consolidated accounts receivable with an aggregate of approximately 24.6% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of December 31, 2011, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 12.2% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). The Company believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

        The Company is subject to a concentration of risk because it derives a significant portion of its revenues from a few customers. The Company's top ten customers accounted for approximately 59.6%, 58.1% and 61.6% of consolidated revenues for the years ended December 31, 2012, 2011 and 2010, respectively. One customer, Cross Texas Transmission, LLC, accounted for 15.1% of our revenues for the year ended December 31, 2012. Two customers, National Grid and Dominion Resources, Inc., accounted for 10.6% and 19.3%, respectively, of our revenues for the year ended December 31, 2010. No other customer accounted for more than 10.0% of revenues for the years ended December 31, 2012, 2011 and 2010.

        As of December 31, 2012, approximately 88% of the Company's field labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, the Company cannot be certain that strikes or work stoppages will not occur in the future.

3. Recently Issued and Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

        In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update is intended to simplify how entities test impairment of indefinite-lived intangible assets other than goodwill. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount as a basis for determining whether it is necessary to perform certain additional impairment tests. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company plans to adopt this ASU in January, 2013 and currently believes the adoption of this standard will not have a significant impact on its consolidated financial statements.

        In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Recently Issued and Adopted Accounting Pronouncements (Continued)

those annual periods. The Company plans to adopt this ASU in January, 2013 and currently believes there will be no significant impact of adopting this standard on its consolidated financial statements.

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

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which generally converged U.S. GAAP and International Financial Reporting Standards requirements for fair value measurements and related disclosures. This update became effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this standard in January 2012 did not have an impact on the Company's consolidated financial position, results of operations or cash flows, and there were no material impacts to the Company's financial statement disclosures.

        In September 2011, the FASB issued ASU No. 2011-09, Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan. This update requires enhanced disclosures in the annual financial statements of employers that participate in multiemployer plans. Under the new guidance, employers are required to explain the general nature of multiemployer pension plans and their participation in the plans, including how the plans are different from single-employer plans. In addition, certain disclosures are required in tabular format for each multiemployer plan that is individually significant to an employer's financial statements. The guidance also requires a description of the nature and effect of any significant changes affecting comparability of the employer's total contributions from period to period. The ASU was adopted by the Company in December 2011. There was no impact to the Company's financial position, results of operations or cash flows as the changes related only to additional disclosures.

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

        As of December 31, 2012 and 2011, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. The Company determined that the

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Fair Value Measurements (Continued)

carrying value of revolving debt under the credit facility at December 31, 2011, which had a short maturity and an interest rate that was based upon variable reference rates, approximated fair value based upon Level 2 inputs.

5. Accounts Receivable

        Accounts receivable consisted of the following at December 31:

(in thousands)	2012	2011
Contract receivables	$112,316	$99,121
Contract retainages	56,053	28,299
Other	177	569

	168,546	127,989
Less: Allowance for doubtful accounts	(1,305)	(1,078)

	$167,241	$126,911

        The roll-forward activity of allowance for doubtful accounts was as follows for the years ended December 31:

(in thousands)	2012	2011
Balance at beginning of period	$(1,078)	$(947)
Reduction in (provision for) allowances	(383)	(159)
Write offs, net of recoveries	156	28

Balance at end of period	$(1,305)	$(1,078)

6. Contracts in Process

        The net asset position for contracts in process consisted of the following at December 31:

(in thousands)	2012	2011
Costs and estimated earnings on uncompleted contracts	$1,439,455	$1,027,805
Less: Billings to date	1,410,271	1,009,056

	$29,184	$18,749

        The net asset position for contracts in process is included in the accompanying consolidated balance sheets as follows at December 31:

(in thousands)	2012	2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$61,773	$43,694
Billings in excess of costs and estimated earnings on uncompleted contracts	(32,589)	(24,945)

	$29,184	$18,749

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Property and Equipment

        Property and equipment consisted of the following at December 31:

(dollars in thousands)	Estimated Useful Life in Years	2012	2011
Land	—	$3,990	$3,990
Buildings and improvements	3 to 39	13,096	12,392
Construction equipment	2 to 12	195,085	161,712
Office equipment	3 to 7	4,782	3,429

		216,953	181,523
Less: Accumulated depreciation and amortization		(88,042)	(64,345)

		$128,911	$117,178

        Depreciation and amortization expense of property and equipment for the years ended December 31, 2012, 2011 and 2010 were $24.8 million, $19.2 million, and $16.0 million, respectively.

8. Goodwill and Intangible Assets

        Goodwill and intangible assets consisted of the following at December 31:

	2012			2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
T&D	$40,042	$—	$40,042	$40,042	$—	$40,042
C&I	6,557	—	6,557	6,557	—	6,557
Amortizable Intangible Assets
Backlog	521	521	—	521	521	—
Customer relationships	4,015	2,037	1,978	4,015	1,702	2,313
Indefinite-lived Intangible Assets
Trade names	8,556	—	8,556	8,556	—	8,556

	$59,691	$2,558	$57,133	$59,691	$2,223	$57,468

        Customer relationships are being amortized on a straight-line method over an estimated useful life of 12 years, with 5.9 years remaining, and have been determined to have no residual value. Trade names have been determined to have indefinite lives; and therefore, are not being amortized. Intangible asset amortization expense was $0.3 million for each of the years ended December 31, 2012, 2011 and 2010. Intangible asset amortization expense for the years subsequent to December 31, 2012 is expected to be approximately $0.3 million for each of the years from 2013 to 2017.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Accrued Liabilities

        Other current liabilities consisted of the following at December 31:

(in thousands)	2012	2011
Payroll and incentive compensation	$10,695	$10,435
Union dues and benefits	6,210	6,617
Profit sharing and thrift plan	4,679	2,780
Taxes, other than income taxes	5,771	3,929
Other	4,885	5,317

	$32,240	$29,078

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

        Revolving loans under the Credit Agreement bear interest, at the Company's option, at either (1) the ABR, which is the greatest of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or LIBOR plus 1.00%, plus in each case an applicable margin ranging from 0.00% to 1.00%; or (2) LIBOR plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on the Company's leverage ratio. Letters of credit issued under the Credit Agreement are subject to a letter of credit fee of 1.00% to 2.00%, based on the Company's leverage ratio and a facing fee of 0.125%. Swingline loans bear interest at the ABR rate. The Company is currently required to pay a 0.2% commitment fee on the unused portion of the credit facility.

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

        Under the Credit Agreement, the Company is subject to certain financial covenants and must maintain a maximum leveraged debt ratio of 3.0 and a minimum interest coverage ratio of 3.0. The Company was in compliance with the financial covenants at December 31, 2012, as well as in all previous quarters. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

        The Company had no revolving loans outstanding under the credit agreement as of December 31, 2012. As of December 31, 2011 the Company had $10.0 million in revolving loans outstanding under the Credit Agreement at an interest rate of 1.31%. As of December 31, 2012 and 2011, the Company had approximately $19.7 million and $17.2 million, respectively, in letters of credit outstanding under

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Debt and Borrowing Arrangements (Continued)

the facility at an interest rate of 1.13%. The Company had $155.3 million available for borrowing under the Credit Agreement as of December 31, 2012.

11. Income Taxes

        The income tax provision consisted of the following for the years ended December 31:

(in thousands)	2012	2011	2010
Current
Federal	$14,856	$10,047	$6,349
State	2,885	2,038	1,151

	17,741	12,085	7,500

Deferred
Federal	2,396	(1,039)	1,421
State	291	(287)	322

	2,687	(1,326)	1,743

Income tax expense	$20,428	$10,759	$9,243

        The differences between the U.S. federal statutory tax rate and the Company's effective tax rate for continuing operations were as follows for the years ended December 31:

	2012	2011	2010
U.S federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax expense	3.8	4.5	4.6
Provision to return adjustments, net	(0.2)	(0.3)	(1.1)
Deferred tax adjustments, net	—	(0.1)	0.2
Domestic production/manufacturing deduction	(2.0)	(2.7)	(2.4)
Refund of fine related to OSHA violation	—	—	(0.1)
Non-deductible meals and entertainment	0.4	0.7	0.6
Research and development credit	(0.1)	(0.1)	(0.3)
Other, net	0.5	—	(0.1)

	37.4%	37.0%	36.4%

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        The net deferred tax assets and (liabilities) arising from temporary differences was as follows at December 31:

(in thousands)	2012	2011
Deferred income tax assets:
Self insurance reserves	$9,439	$9,772
Contract loss reserves	49	254
Stock-based awards	5,099	5,262
Other	3,253	3,245

Total deferred income tax assets	17,840	18,533

Deferred income tax liabilities:
Property and equipment—tax over book depreciation	(22,572)	(20,449)
Intangible assets—tax over book amortization	(4,056)	(4,185)

Total deferred income tax liabilities	(26,628)	(24,634)

Net deferred income taxes	$(8,788)	$(6,101)

        The balance sheet classification of deferred income taxes is as follows:

(in thousands)	2012	2011
Current deferred income tax assets	$12,742	$13,253
Non-current deferred income tax liabilities	(21,530)	(19,354)

	$(8,788)	$(6,101)

        The Company is subject to taxation in various jurisdictions. The Company's federal tax returns for 2009 and 2010 are currently under examination by the Internal Revenue Service. The Company remains subject to examination by U.S. federal authorities for the remaining open tax year (2011) and by various state authorities for the years 2008 through 2011.

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

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        The following is a reconciliation of the beginning and ending liabilities for unrecognized tax benefits at December 31:

(in thousands)	2012	2011
Balance at beginning of period	$567	$392
Gross increases in current period tax positions	186	194
Gross increases in prior period tax positions	134	31
Gross decreases in prior period tax positions	(232)	(34)
Lapse of applicable statutes of limitations	—	(16)

Balance at end of period	655	567
Accrued interest and penalties at end of period	185	113

Total liability for unrecognized tax benefits	$840	$680

        The liability for unrecognized tax benefits, including accrued interest and penalties, were included in other liabilities in the accompanying consolidated balance sheets. The amount of interest and penalties charged or credited to income tax expense as a result of the unrecognized tax benefits was $0.2 million for the year ended December 31, 2012 and $0.1 million or less for each of the years ended December 31, 2011 and 2010.

12. Commitments and Contingencies

Letters of Credit

        At December 31, 2012, the Company had two outstanding irrevocable standby letters of credit, including one for $17.5 million related to the Company's payment obligation under its insurance programs and another for approximately $2.2 million related to contract performance obligations. At December 31, 2011, the Company had two outstanding irrevocable standby letters of credit, including one for $15.0 million related to the Company's payment obligation under its insurance programs and another for approximately $2.2 million related to contract performance obligations.

Leases

        The Company leases real estate, construction equipment and office equipment under operating leases with terms ranging from one to nine years. The Company had no leases in effect in 2012 or 2011 that included guaranteed residual values. As of December 31, 2012, future minimum lease payments for these operating leases were as follows: $2.7 million for 2013, $1.1 million for 2014, $0.5 million for 2015, $0.2 million for 2016, $0.2 million for 2017 and $0.4 million thereafter.

        Rent expense includes lease payments as well as rent on items that are rented under cancellable rental agreements. Total rent expense for the years ended December 31, 2012, 2011 and 2010, was $43.1 million, $32.2 million and $31.4 million, respectively.

Purchase Commitments for Construction Equipment

        As of December 31, 2012, the Company had approximately $5.9 million in outstanding purchase obligations for certain construction equipment, with most of the cash outlay scheduled to occur during the next six months.

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

(in thousands)	2012	2011
Balance at beginning of period	$38,850	$34,044
Net increases in reserves	19,743	23,621
Net payments made	(19,010)	(18,815)

Balance at end of period	$39,583	$38,850

        Insurance expense, including premiums, for workers' compensation, general liability, automobile liability and employee health benefits for the years ended December 31, 2012, 2011 and 2010 was $20.9 million, $21.5 million and $16.0 million, respectively.

Surety Bonds

        In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of December 31, 2012, an aggregate of approximately $883.3 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $301.4 million as of December 31, 2012.

Collective bargaining agreements

        Many of the Company's subsidiaries' field labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from one or more multi- employer pension plans or if the plans were to otherwise become underfunded, the subsidiary could be assessed liabilities for additional contributions related to the underfunding of these plans. Although we have been informed that several of the multi-employer pension plans to which our subsidiaries contribute have been labeled with a "critical" status, we are not currently aware of any potential significant liabilities related to this issue. See footnote 15 for further information related to the Company's participation in multi-employer plans.

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

        In January 2013, our subsidiary, The L.E. Myers Co., was joined as a defendant in Northern States Power Company (Wisconsin) v. The City of Ashland, Wisconsin et al., filed in the U.S. District Court for the Western District of Wisconsin. The plaintiff's lawsuit alleges that The L.E. Myers Co. may have constructed or operated a manufactured gas plant that contributed to contamination at a site in Ashland, Wisconsin at some time during the time frame from 1885 to 1947 and that the plaintiff is entitled to payment for certain costs it has incurred in connection with the contamination at the site. This proceeding is subject to many uncertainties and to outcomes that are not predictable and therefore potential liability, if any, can not be estimated at this time.

13. Stockholders' Equity

        Changes in outstanding shares of common stock for the past three years were as follows:

(shares in thousands)	2012	2011	2010
Beginning balances	20,405	20,007	19,807
Stock issuances
Stock option exercises	245	332	146
Restricted stock activity	95	64	54
Stock issued in lieu of director retainer	2	2	—

Ending balances	20,747	20,405	20,007

        On August 1, 2012, the Company's Board of Directors authorized the repurchase of up to $20.0 million of the Company's common stock, and the Company subsequently established a

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Stockholders' Equity (Continued)

Rule 10b5-1 plan to facilitate this repurchase. The share repurchase program was authorized through August 9, 2013. No shares have been repurchased under this program.

        The Company has not declared or paid any cash or non-cash dividends on any class of stock during the years ended December 31, 2012, 2011 and 2010.

14. Stock-Based Compensation

        The Company maintains two award plans under which stock-based compensation has been granted, the 2006 Stock Option Plan (the "2006 Plan") and the 2007 Long-Term Incentive Plan (Amended and Restated as of May 5, 2011) (the "LTIP"). Upon the adoption of the LTIP, awards were no longer granted under the 2006 Plan. The LTIP was approved by our shareholders and provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, or (i) any combination of such awards. The LTIP permits the granting of up to 3,000,000 shares to directors, officers and other employees of the Company. Grants of awards to employees are approved by the Compensation Committee of the Board of Directors and grants to independent members of the Board of Directors are approved by the Board of Directors. All awards are made with an exercise price or base price, as the case may be, that is not less than the full fair market value per share on the date of grant. No stock option or stock appreciation right may be exercised more than 10 years from the date of grant.

        Shares issued as a result of stock option exercises or stock grants may be made available from authorized unissued shares of Common Stock or treasury stock. The Company believes that it currently has adequate authorized unissued shares to meet any requirements to issue shares during 2013. The Company has been given authorization from the Board of Directors to use its discretion to repurchase shares from time-to-time based upon the volume of stock options that have been exercised. To date, the Company has not made any such repurchases.

Stock Options

        Stock options granted to employees vest ratably over a three or four year vesting period. Options are granted with an exercise price equal to the market price of the Company's stock on the date of grant. The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each stock option grant as of the date of grant. The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award. The expected term of awards granted under the LTIP was determined using the simplified method as outlined in the applicable guidance because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares had been publicly traded. The expected volatility was determined based on the average of comparable public companies', deemed competitors of the Company, historical stock prices over the most recent period commensurate with the expected term of the award. This average volatility approximated the volatility of the Company's common stock over the less-than-four-year period during which it was publicly traded prior to the 2012 grants. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation (Continued)

term of the award. The expected dividend yield is based on the Company's current intent to not issue cash dividends.

        The following summarizes the assumptions used in determining the fair value of stock options granted for fixed awards with graded vesting schedules during the years ended December 31, 2012 and 2011 and 2010.

	2012	2011	2010
Risk-free interest rate	1.2% - 1.4%	2.4%	3.0%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average expected volatility	50%	49%	50%
Expected term	6.0 - 6.3 years	6.0 years	6.0 years
Weighted average grant-date fair value	$8.57	$11.88	$8.72

        A summary of the activity relating to the options outstanding under the Company's plans for the years ended December 31, 2012, 2011 and 2010 is presented below.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	1,817,332	$6.43
Granted	106,912	$17.18
Exercised	(145,715)	$4.60
Forfeited	(12,276)	$13.57

Outstanding at December 31, 2010	1,766,253	$7.18	6.1 years	$24,398

Granted	90,080	$24.18
Exercised	(332,099)	$4.12
Forfeited	(8,850)	$14.89
Expired	(500)	$13.00

Outstanding at December 31, 2011	1,514,884	$8.82	5.5 years	$16,083

Granted	169,088	$17.76
Exercised	(245,054)	$5.78
Forfeited	(4,680)	$19.19
Expired	(2,010)	$18.85

Outstanding at December 31, 2012	1,432,228	$10.34	5.1 years	$17,220

Exercisable at December 31, 2012	1,179,959	$8.49	4.4 years	$16,305

        Other data relating to option activity for the years ended December 31 are as follows:

(dollars in thousands)	2012	2011	2010
Intrinsic value of options exercised	$3,421	$6,637	$1,956
Fair value of options vested	725	1,163	895

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation (Continued)

        The following table summarizes information with respect to stock options outstanding and exercisable under the Company's plans at December 31, 2012.

	Options Outstanding
				Options Exercisable
			Weighted- Average Remaining Contractual Term
Exercise Price Ranges	Number Of Options	Weighted- Average Exercise Price		Number Of Options	Weighted- Average Exercise Price
$3.65 - $9.00	643,361	$3.69	3.5 years	643,361	$3.69
$9.01 - $18.00	677,609	$14.56	6.2 years	501,696	$13.55
$18.01 - $24.18	111,258	$23.17	8.4 years	34,902	$24.18

	1,432,228	$10.34	5.1 years	1,179,959	$8.49

Restricted Stock

        Restricted stock awards granted to employees vest over three to five years. Restricted stock awards granted to eligible members of the Board of Directors vest ratably, on an annual basis, over a three-year period. The grant date fair value of the restricted stock was equal to the closing market price of the Company's common stock on the date of grant. During the restriction period, the restricted stockholders are entitled to the same rights as a common stockholder with respect to the shares, including the right to vote and receive dividends. Restricted stock awards are also subject to certain claw-back provisions, as defined in the grant agreements.

        Following is a summary of restricted stock activity for the three-year period ending December 31, 2012:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2010	—
Granted	54,502	$17.15
Forfeited	(557)	$17.18

Outstanding unvested at December 31, 2010	53,945	$17.15
Granted	65,285	$24.23
Vested	(11,128)	$17.13
Forfeited	(1,264)	$17.74

Outstanding unvested at December 31, 2011	106,838	$21.47
Granted	106,289	$17.95
Vested	(25,248)	$21.07
Forfeited	(2,115)	$18.91

Outstanding unvested at December 31, 2012	185,764	$19.54

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation (Continued)

Performance Awards

        The grant date fair value of performance stock awarded was equal to the closing market price of the Company's common stock on the date of grant. Performance stock awards cliff vest on December 31st of the third year of the performance period, subject to the achievement of certain specified levels of the Company's average return-on-equity ("ROE") over the performance period. ROE is defined as net income divided by stockholders' equity at the beginning of the period. If the Company achieves an ROE that is equal to or greater than the threshold ROE, as defined in the grant agreements, the payment of the performance stock awards will vary depending upon the actual ROE that the Company achieves over the performance period, with the potential payout ranging from a minimum of 50% to a maximum of 200% of the target award. However, if the Company were to achieve an ROE that is less than the threshold ROE, there would not be any payout under these awards and the awards would be forfeited. Additionally, these performance stock awards are subject to certain claw-back provisions, as defined in the grant agreements.

        Following is a summary of performance stock award activity for the three-year period ending December 31, 2012:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2010	—
Granted	40,741	$17.18
Forfeited	(485)	$17.18

Outstanding unvested at December 31, 2010	40,256	$17.18
Granted	34,179	$24.18

Outstanding unvested at December 31, 2011	74,435	$20.39
Granted	41,755	$17.48
Vested	(30,855)	$17.18
Forfeited	(10,412)	$17.43

Outstanding unvested at December 31, 2012	74,923	$20.51

        A total of 30,855 shares, or 76.6% of the target number of shares, were earned by the participants for the performance period ending December 31, 2012.

Stock-based Compensation Expense

        The Company recognized stock-based compensation expense of approximately $2.9 million, $2.1 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, in selling, general and administrative expenses. As of December 31, 2012, there was approximately $5.3 million of total unrecognized stock-based compensation expense related to awards granted under the LTIP, net of estimated forfeitures. This included $1.4 million of unrecognized compensation cost related to non-vested stock options to be recognized over a remaining weighted average vesting period of approximately 1.9 years, $2.8 million of unrecognized compensation cost related to non-vested restricted stock expected to be recognized over a remaining weighted average vesting period of

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Stock-Based Compensation (Continued)

approximately 3.2 years and $1.1 million of unrecognized compensation cost related to non-vested performance awards, expected to be recognized over a remaining weighted average vesting period of approximately 1.7 years.

15. Employee Benefit Plans

        The Company has a profit sharing and thrift employee benefit plan in effect for all eligible salaried employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the years ended December 31, 2012, 2011 and 2010 amounted to $5.9 million, $3.9 million, and $1.8 million, respectively. The Company also has an employee benefit plan in effect for certain non-union hourly employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the years ended December 31, 2012, 2011 and 2010 amounted to $0.6 million, $0.5 million and $0.3 million, respectively.

        The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. A defined benefit pension plan promises an employee a specified monthly benefit on retirement that is predetermined by a formula based on the employee's earnings history, tenure of service, age or other data, rather than depending on investment returns. The Company's employees that are covered under the multiemployer defined benefit plans are represented by over 100 local unions. The related collective bargaining agreements between those organizations and the Company expire at different times between 2013 and 2016.

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

        The Company has no plans to withdraw from any multiemployer defined benefit plans in which it currently participates. The plans do not maintain information on the net assets and actuarial present value of the plans' unfunded vested benefits allocable to the Company, and the amounts, if any, for which the Company may be contingently liable, could be material but are not ascertainable at this time. The Company's participation in significant multiemployer defined benefit plans for the annual periods ended December 31, 2010 through December 31, 2012 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. The most recent Pension Protection Act (PPA) zone status available in 2012 and 2011 is for the plan's year-end indicated in the table. The zone status is based on information that the Company received from the plan. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Employee Benefit Plans (Continued)

green zone are at least 80 percent funded. The "Funding Plan" column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented.

        Listed in the table below are the significant multiemployer defined contribution plans to which the Company contributes. Defined contribution plans are retirement plans to which the Company contributes a fixed amount each pay period as long as the Company has employees covered under the plan. Future benefits to the employee from defined contribution plans are not guaranteed and fluctuate on the basis of investment earnings, and therefore the Company is not obligated to make payments other than current contributions for employees currently employed.

			Pension Protection Act Zone Status				Contributions to Plan (in thousands)
Pension Fund	EIN/Pension Plan Number		Status	Plan Year End	Status	Plan Year End	2012	2011	2010	Funding Plan	Min Future Contrib
Defined Benefit Plans:
National Electrical Benefit Fund	53-0181657	001	Green	6/30/2012	Green	6/30/2011	$5,731	$5,138	$4,187	No	3% of wages
Eighth District Electrical Pension Fund	84-6100393	001	Green	3/31/2013	Green	3/31/2012	3,733	3,752	4,605	No	$1.71/hr
IBEW Local 1249 Pension Plan	15-6035161	001	Yellow	12/31/2012	Red	12/31/2011	3,679	2,749	3,933	Yes	$9.60/hr
Defined Contribution Plans:
National Electrical Annuity Plan	52-6132372	001		n/a		n/a	17,081	14,564	10,263	n/a	n/a
Eighth District Electrical Pension Fund Annuity Plan	84-6100393	002		n/a		n/a	2,560	2,429	3,065	n/a	n/a
All other plans:							6,979	4,508	4,742

Total Contributions:							$39,763	$33,140	$30,795

        The changes in contributions between periods to the multiemployer plans were primarily due to the increase in the number of Company employees covered by the plans and the number of hours that those employees worked, which was caused by the increase in our business activity. The National Electrical Benefit Fund requires contributions totaling 3% of all wages paid to the Company's employees who are represented by the IBEW and the changes in contributions to that fund are solely due to the changes in the amount of wages paid between those periods.

        One of the company's subsidiaries was listed in the Eighth District Electrical Pension Fund's Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan years ending March 31, 2012, 2011 and 2010. Another of the company's subsidiaries was listed in the IBEW Local 1249 Pension Plan's Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan years ending December 31, 2012 and 2010.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Supplemental Cash Flows

        Supplemental disclosures of cash flow information are as follows for the years ended December 31:

(in thousands)	2012	2011	2010
Cash paid during the period for:
Income taxes	$16,926	$9,151	$6,358
Interest expense	670	524	968
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	390	901	3,349
Acquisition of property and equipment through like-kind exchange of similar assets	—	—	2,924

17. Segment Information

        MYR Group is a specialty contractor serving the electrical infrastructure market in the United States. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which includes safety, professional fees, management fees, and intangible amortization. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

        Transmission and Distribution:    The T&D segment provides a broad range of services on electric transmission and distribution networks and substation facilities which include design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair, throughout the continental United States. T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems. The T&D segment also provides emergency restoration services in response to hurricane, ice or other storm-related damage. T&D customers include electric utilities, private developers, cooperatives, municipalities and other transmission owners.

        Commercial and Industrial:    The C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining faciltities and transportation control and management systems. C&I segment services are generally focused on the Arizona and Colorado regional markets.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Segment Information (Continued)

        The information in the following table for the years ended December 31, 2012, 2011 and 2010 is derived from the segment's internal financial reports used for corporate management purposes.

	For the Year Ended December 31,
(in thousands)	2012	2011	2010
Contract revenues:
T&D	$828,711	$622,000	$447,458
C&I	170,248	158,356	149,619

	$998,959	$780,356	$597,077

Income from operations:
T&D	$80,460	$52,053	$36,613
C&I	7,647	5,833	7,091
General Corporate	(32,345)	(28,257)	(17,199)

	$55,762	$29,629	$26,505

        The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Identifiable assets, consisting of contract receivables, costs and estimated earnings in excess of billings on uncompleted contracts, construction materials inventory, goodwill and intangibles for each segment are as follows as of December 31:

(in thousands)	2012	2011
T&D	$223,719	$182,016
C&I	63,554	49,492
Other	179,075	181,060

	$466,348	$412,568

        An allocation of total depreciation, including depreciation of shared construction equipment, and amortization to each segment is as follows:

	For the Year Ended December 31,
(in thousands)	2012	2011	2010
Depreciation and amortization
T&D	$23,758	$18,426	$14,820
C&I	1,398	1,085	1,470

	$25,156	$19,511	$16,290

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

        Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010
Numerator:
Net income	$34,262	$18,298	$16,122
Less: Net income allocated to participating securities	(282)	(97)	—

Net income available to common shareholders	$33,980	$18,201	$16,122

Denominator:
Weighted average common shares outstanding	20,391	20,151	19,883
Weighted average dilutive securities	781	842	899

Weighted average common shares outstanding, diluted	21,172	20,993	20,782

Income per common share, basic	$1.67	$0.90	$0.81
Income per common share, diluted	1.60	0.87	0.78

        Potential common shares related to the assumed exercise of stock options are not included in the denominator of the diluted earnings per share calculation if the inclusion of such shares would either be anti-dilutive or if the exercise prices of those common stock equivalents were greater than the average market price of the Company's common stock for the period. For the years ended December 31, 2012 and 2011, outstanding stock options of 229,128 and 89,240, respectively, were excluded as common stock equivalents from the diluted earnings per share calculation. Additionally, for the years ended December 31, 2012 and 2011, potential common shares related to the unvested portion of performance awards of 9,718 and 51,879, respectively, were excluded from the denominator of the diluted earnings per share calculation as the underlying performance obligation was not met as of the end of those periods.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Quarterly Financial Data (Unaudited)

        The following table presents the unaudited consolidated operating results by quarter for the years ended December 31, 2012 and 2011:

	For the Three Months Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Fiscal 2012:
Revenues	$240,228	$260,410	$250,558	$247,763
Gross profit	26,103	30,062	29,572	32,916
Net income	6,210	9,535	8,746	9,771
Basic earnings per share	$0.30	$0.46	$0.42	$0.47
Diluted earnings per share	$0.29	$0.45	$0.41	$0.46
Fiscal 2011:
Revenues	$150,294	$185,310	$210,489	$234,263
Gross profit	21,589	19,539	19,813	24,625
Net income	4,500	3,717	4,221	5,860
Basic earnings per share	$0.23	$0.19	$0.21	$0.29
Diluted earnings per share	$0.21	$0.18	$0.20	$0.28

        Earnings per share amounts for each quarter are required to be computed independently using the weighted average number of shares outstanding during the period. As a result, the sum of the individual quarterly earnings per share amounts may not agree to the earnings per share calculated for the year.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

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

        Management, together with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance related to the matters stated in the above paragraph as of December 31, 2012.

Evaluation of Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's annual report on internal control over financial reporting and the report of our independent registered public accounting firm appear in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting, during the fourth quarter ended December 31, 2012 that have materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required by this Item 10 related to our directors is incorporated by reference to the information to be included under "Item 1. Election of Directors" of our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held May 2, 2013 ("2013 Proxy Statement"). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information to be included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2013 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference to the information to be included under the heading "Nomination of Directors and Other Business of Stockholders" in our 2013 Proxy Statement. Information about our Audit Committee, including its members, and our Audit Committee financial experts, is incorporated by reference to the information to be included under the headings "Audit Committee Matters" in our 2013 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled "Executive Officers" in Part I of this Annual Report on Form 10-K.

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

Item 11.    Executive Compensation

        The information required by this Item 11 is incorporated by reference to the information to be included in our 2013 Proxy Statement under the headings "Director Compensation" and "Compensation Discussion and Analysis."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Some of the information required by this Item 12 is incorporated by reference to the information to be included in our 2013 Proxy Statement under the headings "Ownership of Equity Securities," "Compensation Discussion and Analysis" and "Equity Compensation Plan Information."

Equity Compensation Plan Information

        The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,432,228	$10.34	1,107,852
Equity compensation plans not approved by security holders	n/a	n/a	n/a

	1,432,228	$10.34	1,107,852

        The following table shows the various equity compensation plans that are reflected in the total above for plans approved by security holders, including the outstanding options that were granted under the 2006 Stock Option Plan. The Board has made a determination that no further awards will be granted under the 2006 Stock Option Plan.

Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2006 Stock Option Plan	636,861	$3.65	—
2007 Long-term Incentive Plan (Amended and Restated as of May 5, 2011)	795,367	$15.71	1,107,852

	1,432,228	$10.34	1,107,852

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 is incorporated by reference to the information to be included in our 2013 Proxy Statement under the headings "Certain Relationship and Related Person Transactions" and "Corporate Governance—Director Independence."

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is incorporated by reference to the information to be included in our 2013 Proxy Statement under the heading "Audit Committee Matters—Independent Auditors' Fees."

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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
10.4
Amended and Restated 2006 Stock Option Plan, incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-08325), filed with the SEC on August 10, 2009+
10.5
Form of Option Award under 2006 Stock Option Plan, incorporated by reference to exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-08325), filed with the SEC on August 10, 2009+
10.6
MYR Group Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of May 5, 2011), incorporated by reference to exhibit 10.2 of the Company's Form 8-K (File No. 001-08325), filed with the SEC on May 11, 2011+
10.7
Form of Executive Officer Nonqualified Stock Option Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.8
Form of Executive Officer Restricted Stock Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.9
Form of Executive Officer Performance Share Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.3 of the Company's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.10
Form of Director Restricted Stock Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.4 of the Company's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.11
Form of Employment Agreement, dated March 11, 2010, between the Registrant and Executive Officer, incorporated by reference to exhibit 10.5 of the Company's Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.12
Employment Agreement, dated January 3, 2012, between the Company and Paul J. Evans, incorporated by reference to exhibit 10.12 of the Company's Form 10-K for the year ended December 31, 2011 (File No. 001-08325), filed with the SEC on March 7, 2012+
10.13	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to exhibit 10.1 of the Company's Form 8-K (File No. 001-08325), filed with the SEC on May 11, 2011+
10.14	MYR Group Senior Management Incentive Plan, incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-08325), filed with the SEC on May 26, 2010+
21.1	List of Subsidiaries†
23.1	Consent of Ernst & Young LLP†
24.1	Power of Attorney†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†

Number	Description
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350*
101.1
The following materials from MYR Group's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language)): (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; (v) Notes to Consolidated Financial Statements, tagged as blocks of text; and (vi) document and entity information.*

†
Filed herewith.

+
Indicates management contract or compensatory plan or arrangement.

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

MYR GROUP INC. (Registrant)
March 6, 2013	/s/ PAUL J. EVANS
	Name:	Paul J. Evans
	Title:	Vice President, Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

* William A. Koertner		Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2013
/s/ PAUL J. EVANS Paul J. Evans		Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 6, 2013
/s/ GREGORY T. WOLF Gregory T. Wolf		Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 6, 2013
* Jack L. Alexander		Director	March 6, 2013
* Larry F. Altenbaumer		Director	March 6, 2013
* Henry W. Fayne		Director	March 6, 2013
* Betty R. Johnson		Director	March 6, 2013
* Gary R. Johnson		Director	March 6, 2013
* Maurice E. Moore		Director	March 6, 2013
* William D. Patterson		Director	March 6, 2013
*By:	/s/ PAUL J. EVANS (Paul J. Evans) (Attorney-in-fact)		March 6, 2013