Form 10-Q
period 2013-03-31
MYR GROUP INC.
filed 2013-05-08
CIK 700923

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013 OR
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

        As of April 26, 2013 there were 20,980,896 outstanding shares of the registrant's $0.01 par value common stock.

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

i

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,281	$19,825
Accounts receivable, net of allowances of $1,184 and $1,305, respectively	159,349	167,241
Costs and estimated earnings in excess of billings on uncompleted contracts	43,274	61,773
Deferred income tax assets	12,742	12,742
Receivable for insurance claims in excess of deductibles	11,341	11,379
Refundable income taxes	—	1,044
Other current assets	5,097	4,396

Total current assets	253,084	278,400
Property and equipment, net of accumulated depreciation of $94,680 and $88,042, respectively	134,885	128,911
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $2,642 and $2,558, respectively	10,450	10,534
Other assets	1,874	1,904

Total assets	$446,892	$466,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$61,230	$84,481
Billings in excess of costs and estimated earnings on uncompleted contracts	32,240	32,589
Accrued self insurance	39,545	39,583
Accrued income taxes	1,419	—
Other current liabilities	26,018	32,240

Total current liabilities	160,452	188,893
Deferred income tax liabilities	21,530	21,530
Other liabilities	1,267	1,235

Total liabilities	183,249	211,658

Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 20,981,098 and 20,747,161 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	208	206
Additional paid-in capital	156,555	154,564
Retained earnings	106,880	99,920

Total stockholders' equity	263,643	254,690

Total liabilities and stockholders' equity	$446,892	$466,348

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
(In thousands, except per share data)	2013	2012
Contract revenues	$201,342	$240,228
Contract costs	174,039	214,125

Gross profit	27,303	26,103
Selling, general and administrative expenses	16,007	15,918
Amortization of intangible assets	84	84
Gain on sale of property and equipment	(178)	(127)

Income from operations	11,390	10,228
Other income (expense)
Interest income	3	—
Interest expense	(183)	(182)
Other, net	5	(27)

Income before provision for income taxes	11,215	10,019
Income tax expense	4,255	3,809

Net income	$6,960	$6,210

Income per common share:
—Basic	$0.33	$0.30
—Diluted	$0.32	$0.29
Weighted average number of common shares and potential common shares outstanding:
—Basic	20,661	20,300
—Diluted	21,311	21,087

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$6,960	$6,210
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities—
Depreciation and amortization of property and equipment	6,879	5,700
Amortization of intangible assets	84	84
Stock-based compensation expense	751	694
Gain on sale of property and equipment	(178)	(127)
Other non-cash items	34	34
Changes in operating assets and liabilities
Accounts receivable, net	7,892	(28,418)
Costs and estimated earnings in excess of billings on uncompleted contracts	18,499	(10,179)
Construction materials inventory	—	2,461
Receivable for insurance claims in excess of deductibles	38	180
Other assets	339	590
Accounts payable	(23,646)	6,177
Billings in excess of costs and estimated earnings on uncompleted contracts	(349)	3,805
Accrued self insurance	(38)	(647)
Other liabilities	(4,771)	1,428

Net cash flows provided by (used in) operating activities	12,494	(12,008)

Cash flows from investing activities:
Proceeds from sale of property and equipment	178	140
Purchases of property and equipment	(12,458)	(8,330)

Net cash flows used in investing activities	(12,280)	(8,190)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	—	(10,000)
Employee stock option and restricted stock transactions	679	(74)
Excess tax benefit from stock-based awards	563	20
Debt issuance costs	—	(11)

Net cash flows provided by (used in) financing activities	1,242	(10,065)

Net increase (decrease) in cash and cash equivalents	1,456	(30,263)
Cash and cash equivalents:
Beginning of period	19,825	34,013

End of period	$21,281	$3,750

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

Business

        The Company performs construction services in two business segments: Transmission and Distribution ("T&D"), and Commercial and Industrial ("C&I"). T&D customers include electric utilities, private developers, cooperatives and municipalities. The Company provides a broad range of services which includes design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the continental United States. The Company also provides C&I electrical contracting services to property owners and general contractors in the western United States.

Interim Consolidated Financial Information

        The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and pursuant to the rules and regulations of the SEC. Certain information and note disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with these rules and regulations. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial condition of the Company as of March 31, 2013, and the results of operations and cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the full year or the results for any future periods. The consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2012, included in the Company's annual report on Form 10-K.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. The most significant estimates are related to the completion percentages on our contracts, insurance reserves, the accounts receivable reserve, the recoverability of goodwill and intangibles and estimates surrounding stock-based compensation.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization, Business and Basis of Presentation (Continued)

Reclassifications

        Certain amounts reported previously have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

        In February 2013, the FASB issued ASU No. 2013-4, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. Obligations within the scope of this update include debt arrangements, other contractual obligations and settled litigation and judicial rulings. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company believes that this update will not have a material impact on its financial statements.

Recently Adopted Accounting Pronouncements

        In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update was intended to simplify how entities test impairment of indefinite-lived intangible assets other than goodwill. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount as a basis for determining whether it is necessary to perform certain additional impairment tests. The Company adopted this ASU in January 2013 and there was no effect on the Company's financial position, results of operations or cash flows.

        In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The Company adopted this ASU in January 2013 and there was no effect on the Company's financial position, results of operations or cash flows.

        In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities. The amendment clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions. The Company adopted this ASU in

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization, Business and Basis of Presentation (Continued)

January 2013 and there was no effect on the Company's financial position, results of operations or cash flows.

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

        As of March 31, 2013 and December 31, 2012, the carrying value of the Company's cash and cash equivalents approximated fair value based on Level 1 inputs.

3. Contracts in Process

        The net asset (liability) position for contracts in process consisted of the following:

(In thousands)	March 31, 2013	December 31, 2012
Costs and estimated earnings on uncompleted contracts	$1,554,209	$1,439,455
Less: Billings to date	1,543,175	1,410,271

	$11,034	$29,184

        The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

(In thousands)	March 31, 2013	December 31, 2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$43,274	$61,773
Billings in excess of costs and estimated earnings on uncompleted contracts	(32,240)	(32,589)

	$11,034	$29,184

4. Income Taxes

        The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rates for the three months ended March 31, 2013 and 2012 was principally due to state income taxes.

        The Company had approximately $0.8 million of total unrecognized tax benefits as of March 31, 2013 and December 31, 2012 which was included in other liabilities in the accompanying consolidated balance sheets.

        The Company's policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Income Taxes (Continued)

and penalties charged to income tax expense as a result of the unrecognized tax benefits was less than $0.1 million for each of the three month periods ended March 31, 2013 and 2012.

        The Company is subject to taxation in various jurisdictions. The Company's federal tax returns for 2009 and 2010 are currently under examination by the Internal Revenue Service. The Company remains subject to examination by U.S. federal authorities for the remaining open tax year (2011) and by various state authorities for the years 2008 through 2011.

5. Commitments and Contingencies

Letters of Credit

        At both March 31, 2013 and December 31, 2012, the Company had two outstanding irrevocable standby letters of credit, including one for $17.5 million related to the Company's payment obligation under its insurance programs and another for approximately $2.2 million related to contract performance obligations.

Leases

        The Company leases real estate, construction equipment and office equipment under operating leases with terms ranging from one to nine years. As of March 31, 2013, future minimum lease payments for operating leases were as follows: $2.0 million for the remainder of 2013, $1.2 million for 2014, $0.5 million for 2015, $0.2 million for 2016, $0.2 million for 2017 and $0.4 million thereafter.

Purchase Commitments for Construction Equipment

        As of March 31, 2013, the Company had approximately $7.5 million in outstanding purchase orders for certain construction equipment with cash outlay requirements scheduled to occur over the next six months.

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

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Commitments and Contingencies (Continued)

Surety Bonds

        In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company has indemnified its surety for any expenses paid out under these performance bonds. As of March 31, 2013, an aggregate of approximately $960.4 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $239.6 million as of March 31, 2013.

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

Multi-employer Pension Plans

        Many of the Company's subsidiaries' field labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from one or more multi-employer pension plans or if the plans were to otherwise become underfunded, the subsidiary could be assessed liabilities for additional contributions related to the underfunding of these plans. Although the Company has been informed that several of the multi-employer pension plans to which its subsidiaries contribute have been labeled with a "critical" status, the Company is not currently aware of any potential significant liabilities related to this issue.

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

        The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of our present business as well as in respect of our divested businesses. These claims and litigations include claims related to the Company's current services and operations, as well as our historic operations.

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

        In January 2013, our subsidiary, The L.E. Myers Co., was joined as a defendant in Northern States Power Company (Wisconsin) v. The City of Ashland, Wisconsin et al., filed in the U.S. District Court for the Western District of Wisconsin. The plaintiff's lawsuit alleges that The L.E. Myers Co. may have

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Commitments and Contingencies (Continued)

constructed or operated a manufactured gas plant that contributed to contamination at a site in Ashland, Wisconsin at some time during the time frame from 1885 to 1947 and that the plaintiff is entitled to payment for certain costs it has incurred in connection with the contamination at the site. This proceeding is subject to many uncertainties and to outcomes that are not predictable and therefore potential liability, if any, cannot be estimated at this time.

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

Stock Options

        The following summarizes the stock option activity for the three months ended March 31, 2013:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2013	1,432,228	$10.34
Granted	111,147	$24.68
Exercised	(156,665)	$6.13
Forfeited	(2,896)	$19.36

Outstanding at March 31, 2013	1,383,814	$11.95

        The following summarizes the fair value and the assumptions used in determining the fair value of stock options granted for fixed awards with graded vesting schedules during the three months ended March 31, 2013 and 2012.

	2013	2012
Risk-free interest rate	1.0%	1.2 - 1.4%
Expected dividend yield	0.0%	0.0%
Weighted average expected volatility	50%	50%
Expected term	6.0 years	6.0 - 6.3 years
Weighted average grant-date fair value	$11.74	$8.57

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (Continued)

Restricted Stock

        The following summarizes restricted stock activity for the three months ended March 31, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2013	185,764	$19.54
Granted	69,882	$24.68
Vested	(45,939)	$19.50
Forfeited	(1,562)	$19.16

Outstanding at March 31, 2013	208,145	$21.27

        The shares of restricted stock that vested became taxable to the individual holders of the awards upon vest. The Company received 11,449 of those shares as payment for withholding taxes due by holders of the restricted stock awards. The withheld shares were returned to authorized but unissued stock.

Performance Awards

        The following summarizes performance awards activity for the three months ended March 31, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2013	74,923	$20.51
Granted	46,106	$24.68

Outstanding at March 31, 2013	121,029	$22.10

7. Segment Information

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

        Transmission and Distribution:    The T&D segment provides a broad range of services on electric transmission and distribution networks and substation facilities which include design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair, throughout the continental United States. T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems. The T&D segment also provides emergency restoration

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Segment Information (Continued)

services in response to hurricane, ice or other storm-related damage. T&D customers include electric utilities, private developers, cooperatives and municipalities.

        Commercial and Industrial:    The C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. C&I customers include property owners and general contractors in the western United States. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems

        The information in the following table was derived from internal financial reports used for corporate management purposes:

	Three months ended March 31,
(In thousands)	2013	2012
Contract revenues:
T&D	$160,532	$204,998
C&I	40,810	35,230

	$201,342	$240,228

Operating income (loss):
T&D	$16,694	$16,812
C&I	2,726	1,099
General Corporate	(8,030)	(7,683)

	$11,390	$10,228

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

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Earnings Per Share (Continued)

        Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	Three months ended March 31,
(In thousands except per share data)	2013	2012
Numerator:
Net income	$6,960	$6,210
Less: Net income allocated to participating securities	(62)	(39)

Net income available to common shareholders	$6,898	$6,171

Denominator:
Weighted average common shares outstanding	20,661	20,300
Weighted average dilutive securities	650	787

Weighted average common shares outstanding, diluted	21,311	21,087

Income per common share, basic	$0.33	$0.30
Income per common share, diluted	$0.32	$0.29

        Potential common shares related to the assumed exercise of stock options are not included in the denominator of the diluted earnings per share calculation if the inclusion of such shares would either be anti-dilutive or if the exercise prices of those common stock equivalents were greater than the average market price of the Company's common stock for the period. For the three months ended March 31, 2013 and 2012, outstanding stock options of 221,495 and 233,479, respectively, were excluded as common stock equivalents from the diluted earnings per share calculation. Additionally, for the three months ended March 31, 2013, potential common shares related to the unvested portion of performance awards of 16,906 were excluded from the denominator of the diluted earnings per share calculation as the underlying performance obligation was not met as of the end of the period.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion should be read in conjunction with the accompanying consolidated financial statements as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012, and with our Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed herein under the captions labeled "Cautionary Statement Concerning Forward-Looking Statements and Information" and "Risk Factors," as well as in the 2012 Annual Report. We assume no obligation to update any of these forward-looking statements.

Overview and Outlook

        We are a leading specialty contractor serving the electrical infrastructure market in the United States. We manage and report our operations through two industry segments: T&D and C&I. We have operated in the T&D industry since 1891. We are one of the largest national contractors servicing the T&D sector of the electric utility industry, and our customers include many of the leading companies in the electric industry. We have provided C&I electrical contracting services to facility owners and general contractors in the western United States since 1912.

        We had consolidated revenues for the three months ended March 31, 2013 of $201.3 million, of which 79.7% was attributable to our T&D customers and 20.3% was attributable to our C&I customers. Our consolidated revenues for the three months ended March 31, 2012 were $240.2 million. For the three months ended March 31, 2013, our net income and EBITDA(1) were $7.0 million and $18.4 million, respectively, compared to $6.2 million and $16.0 million, respectively, for the three months ended March 31, 2012. Material and subcontractor cost in our T&D segment comprised approximately 27% of total contract cost in the first three months of 2013, compared to approximately 43% in the first three months of 2012. The higher material and subcontractor cost in the first three months of 2012 contributed to the higher revenues in that period. We worked slightly more manhours in the first three months of 2013 than those worked in the same period last year. Equipment utilization improved in the first three months of 2013 compared to the same period in 2012. The results of our C&I segment continued to improve in the first three months of 2013, largely driven by overall improvements in the markets we serve.

        Our results have been driven primarily by successful bids for, and execution of, large projects, our ability to capitalize on increased infrastructure spending in our markets and the breadth of our customer base. Our business is directly impacted by the level of spending on T&D infrastructure throughout the continental United States and the level of commercial and industrial electrical construction activity in the western United States. We believe that our transmission customers remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects in place. We believe our centralized fleet and skilled workforce provide us with a competitive advantage as spending in the transmission infrastructure market continues. We expect bidding activity to remain strong for large multi-year projects throughout 2013; however, significant construction on large multi-year projects awarded through the bidding process in 2013 will likely not occur until 2014 or 2015.

        We continued to see increased bidding activity in some of our C&I markets in the first three months of 2013. Results in our C&I segment improved significantly over the first three months of 2012, and we expect C&I to benefit as economic conditions continue to improve in the region.

(1)
EBITDA is a non-GAAP measure. Refer to "Non-GAAP Measure—EBITDA" for a discussion of this measure.

        Our future growth may be organic, through strategic acquisitions and/or joint ventures that we expect will improve our competitive position within our existing markets or expand our geographic footprint. We ended the first quarter of 2013 in a strong financial position, which included cash and cash equivalents of $21.3 million and availability of $155.3 million under our credit facility. We have additional bonding, labor and equipment capacity and continue to bid new projects. We plan to continue investing in additional property and equipment to support our growth strategy. We believe that our financial and operational strengths will enable us to manage the markets we serve and give us the flexibility for further strategic investments.

Backlog

        We define backlog as our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts. Backlog may not accurately represent the revenues that we expect to realize during any particular period. Several factors such as the timing of contract awards, the type and duration of contracts, and the mix of subcontractor and material costs in our projects, can impact our backlog at any point in time. Some of our revenue does not appear in our periodic backlog reporting because the award of the project, as well as the execution of the work, can all take place within the period. In addition, we have some transmission projects for which we anticipate performing major work for several years to come, but the anticipated work is not included in our backlog due to the way certain transmission line work will be awarded over time and how we account for our backlog. Our backlog only includes projects that have a signed contract or an agreed upon work order to perform work on mutually accepted terms and conditions. Backlog should not be relied upon as a stand-alone indicator of future events.

        Our backlog at March 31, 2013 declined from the backlog we reported at March 31, 2012. Our backlog at March 31, 2012 included many of the significant projects awarded during the previous periods, and included a higher than normal amount of subcontractor work and materials. Much of that subcontractor work was completed in 2012, and most of the materials for those projects were put into the construction process in 2012, contributing to a decrease in backlog from period to period.

        The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at March 31, 2013
(In thousands)	Total	Amount estimated to not be recognized within 12 months of March 31, 2013	Total Backlog at March 31, 2012
T&D	$356,884	$23,112	$563,275
C&I	$110,178	$28,825	$76,625

	$467,062	$51,937	$639,900

Project Bonding Requirements

        Historically, approximately 20% to 40% of our business required performance bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the surety bonds. As of March 31, 2013, we had approximately $960.4 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $239.6 million as of March 31, 2013.

Consolidated Results of Operations

        The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the period indicated:

	Three months ended March 31,
	2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues	$201,342	100.0%	$240,228	100.0%
Contract costs	174,039	86.4	214,125	89.1

Gross profit	27,303	13.6	26,103	10.9
Selling, general and administrative expenses	16,007	8.0	15,918	6.6
Amortization of intangible assets	84	—	84	—
Gain on sale of property and equipment	(178)	(0.1)	(127)	—

Income from operations	11,390	5.7	10,228	4.3
Other income (expense)
Interest income	3	—	—	—
Interest expense	(183)	(0.1)	(182)	(0.1)
Other, net	5	—	(27)	—

Income before provision for income taxes	11,215	5.6	10,019	4.2
Income tax expense	4,255	2.1	3,809	1.6

Net income	$6,960	3.5%	$6,210	2.6%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

        Revenues.    Revenues decreased $38.9 million, or 16.2%, to $201.3 million for the three months ended March 31, 2013 from $240.2 million for the three months ended March 31, 2012. The majority of the decrease in revenues was the result of a decrease in revenues from several large transmission projects (greater than $10.0 million in contract value). Higher material and subcontractor cost in the first three months of 2012 contributed to the higher revenues in that period. Material and subcontractor cost comprised approximately 30% of total contract cost in the first three months of 2013, compared to approximately 44% in the first three months of 2012.

        Gross profit.    Gross profit increased $1.2 million, or 4.6%, to $27.3 million for the three months ended March 31, 2013 from $26.1 million for the three months ended March 31, 2012, primarily as a result of an increase in contract margins on transmission projects with a contract value in excess of $3.0 million. Gross margin increased to 13.6% for the three months ended March 31, 2013 from 10.9% for the three months ended March 31, 2012. The increase in gross margin was largely due to better project execution, higher equipment utilization and the underlying mix of contract cost components which included less material and subcontractor cost and more labor and equipment. Approximately 1.0% of the increase in gross margin was due to improved contract margins on a few large transmission projects as a result of increased productivity levels, cost efficiencies, additional work and effective contract management.

        Selling, general and administrative expenses.    Selling, general and administrative expenses, which were $16.0 million for the three months ended March 31, 2013, were consistent with the $15.9 million recorded for the three months ended March 31, 2012. As a percentage of revenues, these expenses increased to 8.0% for the three months ended March 31, 2013 from 6.6% for the three months ended March 31, 2012.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment increased to $0.2 million for the three months ended March 31, 2013 from $0.1 million for the three months ended March 31, 2012. Gains from the sale of property and equipment are attributable to routine sales of property and equipment that is no longer useful or valuable to our ongoing operations.

        Interest expense.    Interest expense for the three months ended March 31, 2013 was $0.2 million, which was consistent with the three-month period ended March 31, 2012.

        Provision for income taxes.    The provision for income taxes was $4.3 million for the three months ended March 31, 2013, with an effective tax rate of 37.9%, compared to a provision of $3.8 million for the three months ended March 31, 2012, with an effective tax rate of 38.0%.

        Net income.    Net income for the three months ended March 31, 2013 was $7.0 million compared to net income for the three months ended March 31, 2012 of $6.2 million for the reasons stated earlier.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales.

	Three months ended March 31,
	2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$160,532	79.7%	$204,998	85.3%
Commercial & Industrial	40,810	20.3	35,230	14.7

Total	$201,342	100.0	$240,228	100.0

Operating income (loss):
Transmission & Distribution	$16,694	10.4	$16,812	8.2
Commercial & Industrial	2,726	6.7	1,099	3.1

Total	19,420	9.7	17,911	7.5
Corporate	(8,030)	(4.0)	(7,683)	(3.2)

Consolidated	$11,390	5.7%	$10,228	4.3%

Transmission & Distribution

        Revenues for our T&D segment for the three months ended March 31, 2013 were $160.5 million compared to $205.0 million for the three months ended March 31, 2012, a decrease of $44.5 million, or 21.7%. The decrease in revenues was primarily the result of a decrease in revenues from several large transmission projects which included a greater than normal amount of material and subcontractor costs in 2012, which contributed to the revenues in that period. Material and subcontractor cost in our T&D segment comprised approximately 27% of total contract cost in the first three months of 2013, compared to approximately 43% in the first three months of 2012. Distribution revenues for the first three months of 2013 decreased from the prior year period, in part due to a decrease in storm work.

        Revenues from transmission projects represented 81.3% and 83.7% of T&D segment revenue for the three months ended March 31, 2013 and 2012, respectively. Additionally, for the three months ended March 31, 2013, measured by revenue in our T&D segment, we provided 52.1% of our T&D services under fixed-price contracts, as compared to 65.1% for the three months ended March 31, 2012.

        Operating income for our T&D segment for the three months ended March 31, 2013 was $16.7 million compared to $16.8 million for the three months ended March 31, 2012 as lower volume in large transmission projects was largely offset by higher contract margins on a few large transmission projects. As a percentage of revenues, operating income for our T&D segment increased to 10.4% for the three months ended March 31, 2013 from 8.2% for the three months ended March 31, 2012. The increase in operating income as a percentage of revenues was mainly due to better project execution, higher equipment utilization and a mix of contract cost components that included more internal labor and equipment and less material and subcontractor cost, in addition to improved contract margins on a few large transmission projects as a result of increased productivity levels, cost efficiencies, additional work and effective contract management.

Commercial & Industrial

        Revenues for our C&I segment for the three months ended March 31, 2013 were $40.8 million compared to $35.2 million for the three months ended March 31, 2012, an increase of $5.6 million or 15.8%. The increase in revenues was mainly due to an increase in revenues from many projects with contract values greater than $3.0 million. Material and subcontractor cost in our C&I segment comprised approximately 40% of total contract cost in the first three months of 2013, compared to approximately 47% in the first three months of 2012.

        Measured by revenue in our C&I segment, we provided 48.3% of our services under fixed-price contracts for the three months ended March 31, 2013, compared to 49.1% in the three months ended March 31, 2012.

        Operating income for our C&I segment for the three months ended March 31, 2013 was $2.7 million compared to $1.1 million for the three months ended March 31, 2012, an increase of $1.6 million, or 148.0%. As a percentage of revenues, operating income for our C&I segment increased to 6.7% for the three months ended March 31, 2013 from 3.1% for the three months ended March 31, 2012. The increase in operating income, as a percentage of revenues, in the C&I segment was mainly attributable to an overall increase in margins on projects of all sizes.

Non-GAAP Measure—EBITDA

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

        The following table provides a reconciliation of net income to EBITDA:

	Three months ended March 31,
(In thousands)	2013	2012
Reconciliation of Net Income to EBITDA:
Net Income	$6,960	$6,210
Add:
Interest expense, net	180	182
Provision for income taxes	4,255	3,809
Depreciation & amortization	6,963	5,784

EBITDA	$18,358	$15,985

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

        The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Three months ended March 31,
(In thousands)	2013	2012
Reconciliation of EBITDA to Net Cash Flows Provided By (Used In) Operating Activities:
EBITDA	$18,358	$15,985
Add/(subtract):
Interest expense, net	(180)	(182)
Provision for income taxes	(4,255)	(3,809)
Depreciation & amortization	(6,963)	(5,784)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities	7,570	6,385
Changes in operating assets and liabilities	(2,036)	(24,603)

Net cash flows provided by (used in) operating activities	$12,494	$(12,008)

Liquidity and Capital Resources

        As of March 31, 2013, we had cash and cash equivalents of $21.3 million and working capital of $92.6 million. During the three months ended March 31, 2013, consolidated operating activities of our business provided net cash of $12.5 million. During the three months ended March 31, 2012, operating activities of our business used net cash of $12.0 million. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide our customers. In the first three months of 2013, we used net cash in investing activities of $12.3 million, including $12.5 million used for capital expenditures, offset by approximately $0.2 million of proceeds from the sale of property and equipment. Our financing activities generated $1.2 million from employee stock transactions and the related tax benefits.

        The changes in various working capital accounts (such as: accounts receivable, including retention; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts) are due to normal timing fluctuations in our operating activities. In particular, the gross amount of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts provided cash of $2.4 million in the first three months of 2013, compared to using cash of $28.6 million in the same period of 2012. In 2012 we experienced higher working capital needs because we had several large projects in the early stages of construction, and cash was being used for personnel, equipment, supplies and other project costs prior to cash flow being received from the customer. In the first three months of 2013, those large projects had progressed, and, as typically happens as projects move through the construction cycle, the working capital needs decreased as cash flow from the customers exceeded cash outlaid for operating expenses. Accounts receivable generated $7.9 million in cash in the first three months of 2013, compared to using $28.4 million in cash in the first three months of 2012.

        We anticipate that our cash and cash equivalents on hand, our $155.3 million borrowing availability under our credit facility, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures. We expect that our capital spending in 2013 will be similar to our 2012 capital spending. Although we believe that we have adequate cash and availability under our credit facility to meet our liquidity needs, our involvement in any large-scale initiatives to rebuild the power grid or acquire other companies may require additional capital, depending upon the size of the project or the acquisition and the financial terms of the underlying agreement.

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

        Under the Credit Agreement, we are subject to certain financial covenants, a leveraged debt ratio and a minimum interest coverage ratio and we were in compliance at March 31, 2013. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

        As of March 31, 2013 and December 31, 2012, we had no debt outstanding and approximately $19.7 million in letters of credit outstanding under the facility at an interest rate of 1.13%. As of March 31, 2013, we had $155.3 million available for borrowing under the Credit Agreement.

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

        For a discussion regarding off-balance sheet transactions, refer to Note 5. "Commitments and Contingencies" in the accompanying Notes to Consolidated Financial Statements.

Concentration of Credit Risk

        We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2013, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 14.8% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of March 31, 2012, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 13.1% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

New Accounting Pronouncements

        For a discussion regarding new accounting pronouncements, please refer to Note 1. "Organization, Business and Basis of Presentation—Recently Issued Accounting Pronouncements" in the accompanying Notes to Consolidated Financial Statements.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" included in our 2012 Annual Report.

Cautionary Statement Concerning Forward-Looking Statements and Information

        We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.

        Various statements contained in this quarterly report on Form 10-Q are forward-looking statements, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenue, income and capital spending. Our forward-looking statements are generally accompanied by words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "objective," "outlook," "plan," "project," "possible," "potential," "should" or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this quarterly report on Form 10-Q. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed in Item 1A "Risk Factors" in our 2012 Annual Report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

        These risks, contingencies and uncertainties include, but are not limited to, the following:

  •
  Our operating results may vary significantly from period to period.

  •
  Our industry is highly competitive.

  •
  We may be unsuccessful in generating internal growth.

  •
  Negative economic and market conditions, as well as regulatory and environmental requirements, may adversely impact our customers' future spending and, as a result, our operations and growth.

  •
  Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of liquidated damages.

  •
  Our business is labor intensive and we may be unable to attract and retain qualified employees.

  •
  The timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results.

  •
  Backlog may not be realized or may not result in profits.

  •
  Our business growth could outpace the capability of our internal resources.

  •
  We may depend on subcontractors to assist us in providing certain services.

  •
  We may depend on customers or suppliers to procure material for our projects.

  •
  Our participation in joint ventures and other projects with third parties may expose us to liability for failures of our partners.

  •
  Legislative actions and initiatives relating to electricity transmission and renewable energy may not result in increased demand for our services.

  •
  Our use of percentage-of-completion accounting could result in a reduction or reversal of previously recognized profits.

  •
  Our actual costs may be greater than expected in performing our fixed-price and unit-price contracts.

  •
  Our financial results are based upon estimates and assumptions that may differ from actual results.

  •
  The loss of a key customer could have an adverse affect on us.

  •
  Our failure to comply with environmental and other laws and regulations could result in significant liabilities.

  •
  Unavailability or cancellation of third party insurance coverage would increase our overall risk exposure as well as disrupt our operations.

  •
  The nature of our business exposes us to warranty claims, which may reduce our profitability.

  •
  We may incur liabilities or suffer negative financial or reputational impacts relating to occupational health and safety matters.

  •
  We extend trade credit to customers for purchases of our services, and may have difficulty collecting receivables from them.

  •
  We may not be able to compete for or work on certain projects if we are not able to obtain surety bonds.

  •
  Inability to hire or retain key personnel could disrupt business.

  •
  Work stoppages or other labor issues with our unionized workforce could adversely affect our business.

  •
  Multi-employer pension plan obligations related to our unionized workforce could adversely impact our earnings.

  •
  Our business may be affected by seasonal and other variations, including severe weather conditions.

  •
  We may not have access in the future to sufficient funding to finance desired growth and operations.

  •
  We are subject to risks associated with climate change.

  •
  Our operations are subject to a number of operational risks which may result in unexpected costs or liabilities.

  •
  Opportunities associated with government contracts could lead to increased governmental regulation applicable to us.

  •
  We may fail to integrate future acquisitions successfully.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of March 31, 2013, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the three months ended March 31, 2013 and 2012, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

        As of March 31, 2013, we had no borrowings outstanding under the Credit Agreement. Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If we had borrowings outstanding under the Credit Agreement and if the prime rate, federal funds rate or LIBOR rose, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

ITEM 1A.    RISK FACTORS

        As of the date of this filing, there have been no material changes to the risk factors previously discussed in Item 1A to our 2012 Annual Report. An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described in our 2012 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. These risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of our common stock and any investment in our company.

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
101.1
The following materials from MYR Group's Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; (iv) Notes to Consolidated Financial Statements, tagged as blocks of text; and (v) document and entity information.*

†
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

MYR GROUP INC.
(Registrant)

May 8, 2013	/s/ PAUL J. EVANS Vice President, Chief Financial Officer and Treasurer