Form 10-Q
period 2013-06-30
MYR GROUP INC.
filed 2013-08-07
CIK 700923

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

        As of July 26, 2013, there were 21,045,600 outstanding shares of the registrant's $0.01 par value common stock.

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

i

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,629	$19,825
Accounts receivable, net of allowances of $1,228 and $1,305, respectively	177,700	167,241
Costs and estimated earnings in excess of billings on uncompleted contracts	36,836	61,773
Deferred income tax assets	12,742	12,742
Receivable for insurance claims in excess of deductibles	11,277	11,379
Refundable income taxes	83	1,044
Other current assets	4,269	4,396

Total current assets	280,536	278,400
Property and equipment, net of accumulated depreciation of $101,484 and $88,042, respectively	137,430	128,911
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $2,725 and $2,558, respectively	10,367	10,534
Other assets	1,836	1,904

Total assets	$476,768	$466,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$64,278	$84,481
Billings in excess of costs and estimated earnings on uncompleted contracts	48,988	32,589
Accrued self insurance	39,671	39,583
Other current liabilities	26,988	32,240

Total current liabilities	179,925	188,893
Deferred income tax liabilities	21,530	21,530
Other liabilities	1,337	1,235

Total liabilities	202,792	211,658

Commitments and contingencies
Stockholders' equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 21,005,700 and 20,747,161 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	208	206
Additional paid-in capital	157,426	154,564
Retained earnings	116,342	99,920

Total stockholders' equity	273,976	254,690

Total liabilities and stockholders' equity	$476,768	$466,348

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Contract revenues	$213,916	$260,410	$415,258	$500,638
Contract costs	182,663	230,348	356,702	444,473

Gross profit	31,253	30,062	58,556	56,165
Selling, general and administrative expenses	16,144	14,515	32,151	30,433
Amortization of intangible assets	83	83	167	167
Gain on sale of property and equipment	(336)	(193)	(514)	(320)

Income from operations	15,362	15,657	26,752	25,885
Other income (expense)
Interest income	—	1	3	1
Interest expense	(179)	(204)	(362)	(386)
Other, net	(22)	(32)	(17)	(59)

Income before provision for income taxes	15,161	15,422	26,376	25,441
Income tax expense	5,699	5,887	9,954	9,696

Net income	$9,462	$9,535	$16,422	$15,745

Income per common share:
—Basic	$0.45	$0.46	$0.79	$0.77
—Diluted	$0.44	$0.45	$0.76	$0.74
Weighted average number of common shares and potential common shares outstanding:
—Basic	20,785	20,338	20,723	20,319
—Diluted	21,397	21,094	21,383	21,098

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Cash flows from operating activities:
Net income	$9,462	$9,535	$16,422	$15,745
Adjustments to reconcile net income to net cash flows provided by operating activities—
Depreciation and amortization of property and equipment	7,066	6,047	13,945	11,747
Amortization of intangible assets	83	83	167	167
Stock-based compensation expense	907	647	1,658	1,341
Gain on sale of property and equipment	(336)	(193)	(514)	(320)
Other non-cash items	41	34	75	68
Changes in operating assets and liabilities
Accounts receivable, net	(18,351)	1,158	(10,459)	(27,260)
Costs and estimated earnings in excess of billings on uncompleted contracts	6,438	(293)	24,937	(10,472)
Construction materials inventory	—	1,542	—	4,003
Receivable for insurance claims in excess of deductibles	64	61	102	241
Other assets	742	654	1,081	1,244
Accounts payable	2,865	5,544	(20,781)	11,721
Billings in excess of costs and estimated earnings on uncompleted contracts	16,748	113	16,399	3,918
Accrued self insurance	126	135	88	(512)
Other liabilities	(379)	(2,912)	(5,150)	(1,484)

Net cash flows provided by operating activities	25,476	22,155	37,970	10,147

Cash flows from investing activities:
Proceeds from sale of property and equipment	368	224	546	364
Purchases of property and equipment	(9,460)	(12,099)	(21,918)	(20,429)

Net cash flows used in investing activities	(9,092)	(11,875)	(21,372)	(20,065)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	10,000	—	—
Employee stock option and restricted stock transactions	(157)	219	522	145
Excess tax benefit from stock-based awards	65	15	628	35
Debt issuance costs	—	(2)	—	(13)
Other financing activities	56	38	56	38

Net cash flows provided by (used in) financing activities	(36)	10,270	1,206	205

Net increase (decrease) in cash and cash equivalents	16,348	20,550	17,804	(9,713)
Cash and cash equivalents:
Beginning of period	21,281	3,750	19,825	34,013

End of period	$37,629	$24,300	$37,629	$24,300

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business and Basis of Presentation

Organization

        MYR Group Inc. (the "Company") is a holding company of specialty electrical construction service providers and is currently conducting operations through a number of wholly-owned subsidiaries including: The L. E. Myers Co., a Delaware corporation; Hawkeye Construction, Inc., an Oregon corporation; Harlan Electric Company, a Michigan corporation; Sturgeon Electric Company, Inc., a Michigan corporation; MYR Transmission Services, Inc., a Delaware corporation; and Great Southwestern Construction, Inc., a Colorado corporation.

Business

        The Company performs construction services in two business segments: Transmission and Distribution ("T&D"), and Commercial and Industrial ("C&I"). T&D customers include electric utilities, private developers, cooperatives and municipalities. The Company provides a broad range of services, which include design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the United States. The Company also provides C&I electrical contracting services to property owners and general contractors in the western United States.

Interim Consolidated Financial Information

        The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial reporting and pursuant to the rules and regulations of the SEC. Certain information and note disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with these rules and regulations. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial condition of the Company as of June 30, 2013, and the results of operations and cash flows for the three and six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the full year or the results for any future periods. The consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2012, included in the Company's annual report on Form 10-K.

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

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization, Business and Basis of Presentation (Continued)

        During the three-month and six-month periods ended June 30, 2013, the Company revised its cost estimates on several large transmission projects, which resulted in approximately 1.3% and 1.0%, respectively, of additional gross margin being recognized in the three-month and six-month periods.

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

Recently Issued Accounting Pronouncements

        In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. Obligations within the scope of this update include debt arrangements, other contractual obligations and settled litigation and judicial rulings. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company believes that this update will not have a material impact on its financial statements.

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

        As of June 30, 2013 and December 31, 2012, the carrying value of the Company's cash and cash equivalents approximated fair value based on Level 1 inputs.

3. Contracts in Process

        The net asset (liability) position for contracts in process consisted of the following:

(In thousands)	June 30, 2013	December 31, 2012
Costs and estimated earnings on uncompleted contracts	$1,580,917	$1,439,455
Less: Billings to date	1,593,069	1,410,271

	$(12,152)	$29,184

        The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

(In thousands)	June 30, 2013	December 31, 2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$36,836	$61,773
Billings in excess of costs and estimated earnings on uncompleted contracts	(48,988)	(32,589)

	$(12,152)	$29,184

4. Income Taxes

        The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rates for the three and six months ended June 30, 2013 and 2012 was principally due to state income taxes.

        The Company had unrecognized tax benefits of approximately $1.0 million and $0.8 million as of June 30, 2013 and December 31, 2012, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.

        The Company's policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense because of the unrecognized tax benefits was less than $0.1 million for each of the three and six month periods ended June 30, 2013 and 2012.

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

5. Commitments and Contingencies

Letters of Credit

        At both June 30, 2013 and December 31, 2012, the Company had $19.7 million in outstanding irrevocable standby letters of credit, including one for $17.5 million related to the Company's payment obligation under its insurance programs and another for approximately $2.2 million related to contract performance obligations.

Leases

        The Company leases real estate, construction equipment and office equipment under operating leases with terms ranging from one to nine years. As of June 30, 2013, future minimum lease payments for operating leases were as follows: $1.3 million for the remainder of 2013, $1.3 million for 2014, $0.6 million for 2015, $0.3 million for 2016, $0.2 million for 2017 and $0.4 million thereafter.

Purchase Commitments for Construction Equipment

        As of June 30, 2013, the Company had approximately $1.8 million in outstanding purchase orders for certain construction equipment with cash outlay requirements scheduled to occur over the next four months.

Insurance and Claims Accruals

        The Company carries insurance policies, which are subject to certain deductibles, for workers' compensation, general liability, automobile liability and other coverages. The deductible for each line of coverage is $1.0 million until the claim aggregate has been met. Once a policy's claim aggregate for workers compensation and general liability is reached per line of coverage, the deductible for that policy is reduced to $0.5 million per claim.

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

Surety Bonds

        In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company has indemnified its surety for

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Commitments and Contingencies (Continued)

any expenses paid out under these performance bonds. As of June 30, 2013, an aggregate of approximately $944.8 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $250.5 million as of June 30, 2013.

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

Multi-employer Pension Plans

        Many of the Company's subsidiaries' field labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from one or more multi-employer pension plans or if the plans were to otherwise become underfunded, the subsidiary could be assessed liabilities for additional contributions related to the underfunding of these plans. Although the Company has been informed that some of the multi-employer pension plans to which its subsidiaries contribute have been labeled with a "critical" status, the Company is not currently aware of any potential significant liabilities related to this issue.

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

Stock Options

        The following summarizes the stock option activity for the six months ended June 30, 2013:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2013	1,432,228	$10.34
Granted	111,147	$24.68
Exercised	(178,765)	$5.85
Forfeited	(3,321)	$20.04
Expired	(1,070)	$13.73

Outstanding at June 30, 2013	1,360,219	$12.08

        The following summarizes the fair value and the assumptions used in determining the fair value of stock options granted during the six months ended June 30, 2013 and 2012.

	2013	2012
Risk-free interest rate	1.0%	1.2 - 1.4%
Expected dividend yield	0.0%	0.0%
Weighted average expected volatility	50%	50%
Expected term	6.0 years	6.0 - 6.3 years
Weighted average grant-date fair value	$11.74	$8.57

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (Continued)

Restricted Stock

        The following summarizes restricted stock activity for the six months ended June 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2013	185,764	$19.54
Granted	69,882	$24.68
Vested	(45,939)	$19.50
Forfeited	(1,764)	$19.80

Outstanding at June 30, 2013	207,943	$21.27

        The shares of restricted stock that vested became taxable to the individual holders of the awards upon vest. The Company received 11,449 of those shares as payment for withholding taxes due by holders of the restricted stock awards. The withheld shares were returned to authorized but unissued stock.

Performance Awards

        The following summarizes performance awards activity for the six months ended June 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2013	74,923	$20.51
Granted	46,106	$24.68

Outstanding at June 30, 2013	121,029	$22.10

7. Segment Information

        MYR Group is a specialty contractor serving the electrical infrastructure market in the United States. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which includes safety, professional fees, management fees, and intangible amortization. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company's annual report on Form 10-K for the year ended December 31, 2012.

        Transmission and Distribution:    The T&D segment provides a broad range of services on electric transmission and distribution networks and substation facilities which include design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair, throughout the United States. T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems. The T&D segment also provides emergency restoration

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Segment Information (Continued)

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

        The information in the following table was derived from internal financial reports used for corporate management purposes:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Contract revenues:
T&D	$174,041	$215,816	$334,573	$420,814
C&I	39,875	44,594	80,685	79,824

	$213,916	$260,410	$415,258	$500,638

Operating income (loss):
T&D	$21,746	$20,911	$38,440	$37,723
C&I	1,429	1,860	4,155	2,959
General Corporate	(7,813)	(7,114)	(15,843)	(14,797)

	$15,362	$15,657	$26,752	$25,885

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

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Earnings Per Share (Continued)

        Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Numerator:
Net income	$9,462	$9,535	$16,422	$15,745
Less: Net income allocated to participating securities	94	83	154	120

Net income available to common shareholders	$9,368	$9,452	$16,268	$15,625

Denominator:
Weighted average common shares outstanding	20,785	20,338	20,723	20,319
Weighted average dilutive securities	612	756	660	779

Weighted average common shares outstanding, diluted	21,397	21,094	21,383	21,098

Income per common share, basic	$0.45	$0.46	$0.79	$0.77
Income per common share, diluted	$0.44	$0.45	$0.76	$0.74

        Potential common shares related to the assumed exercise of stock options are not included in the denominator of the diluted earnings per share calculation if the inclusion of such shares would either be anti-dilutive or if the exercise prices of those common stock equivalents were greater than the average market price of the Company's common stock for the period. For the three and six months ended June 30, 2013 outstanding stock options of approximately 221,000 were excluded as common stock equivalents from the diluted earnings per share. For the three and six months ended June 30, 2012 outstanding stock options of approximately 358,000 and 112,000, respectively, were excluded as common stock equivalents from the diluted earnings per share. Additionally, for the three and six months ended June 30, 2012, potential common shares related to the unvested portion of performance awards of approximately 12,000 shares were excluded from the denominator of the diluted earnings per share calculation as the underlying performance obligation was not met as of the end of the period.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion should be read in conjunction with the accompanying consolidated financial statements as of June 30, 2013 and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012, and with our Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report"). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management's expectations. Factors that could cause such differences are discussed herein under the captions labeled "Cautionary Statement Concerning Forward-Looking Statements and Information" and "Risk Factors," as well as in the 2012 Annual Report. We assume no obligation to update any of these forward-looking statements.

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

        We had consolidated revenues for the six months ended June 30, 2013 of $415.3 million, of which 80.6% was attributable to our T&D customers and 19.4% was attributable to our C&I customers. Our consolidated revenues for the six months ended June 30, 2012 were $500.6 million. For the six months ended June 30, 2013, our net income and EBITDA(1) were $16.4 million and $40.8 million, respectively, compared to $15.7 million and $37.7 million, respectively, for the six months ended June 30, 2012. Material and subcontractor cost in our T&D segment comprised approximately 25% of total contract cost in the first six months of 2013, compared to approximately 45% in the first six months of 2012. The higher material and subcontractor cost in the six months of 2012 contributed to the higher revenues in that period. The Company expects material and subcontractor costs to continue to comprise a lower percentage of total contract costs in the second half of 2013 compared to the second half of 2012. We worked slightly more manhours in the first six months of 2013 than those worked in the same period last year. Equipment utilization improved in the first six months of 2013 compared to the same period in 2012.

        Our results have been driven primarily by successful bids for, and execution of, projects, our ability to capitalize on increased infrastructure spending in our markets and the breadth of our customer base. Our business is directly impacted by the level of spending on T&D infrastructure throughout the United States and the level of commercial and industrial electrical construction activity in the western United States. The Company believes its transmission customers remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects in place. We believe our centralized fleet and skilled workforce provide us with a competitive advantage as spending in the transmission infrastructure market continues. We expect bidding activity to remain strong for large multi-year projects throughout 2013; however, significant construction on large multi-year projects awarded through the bidding process in 2013 will likely not occur until 2014 or 2015.

        The bidding environment in some of our C&I markets continued to improve in the first six months of 2013. Results in our C&I segment improved as compared to the first six months of 2012, and we

(1)
EBITDA is a non-GAAP measure. Refer to "Non-GAAP Measure—EBITDA" for a discussion of this measure.

expect C&I to benefit to the extent economic conditions continue to improve in the western United States.

        Our future growth may be organic, through strategic acquisitions and/or joint ventures that we expect will improve our competitive position within our existing markets or expand our geographic footprint. We ended the second quarter of 2013 in a strong financial position, which included cash and cash equivalents of $37.6 million and availability of $155.3 million under our credit facility. We have additional bonding, labor and equipment capacity and continue to bid new projects. We plan to continue investing in additional property and equipment and to evaluate strategic acquisition and joint venture opportunities to support our growth strategy. We believe that our financial and operational strengths will enable us to manage the markets we serve and give us the flexibility for further strategic investments.

Backlog

        We define backlog as our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts. Backlog may not accurately represent the revenues that we expect to realize during any particular period. Several factors such as the timing of contract awards, the type and duration of contracts, and the mix of subcontractor and material costs in our projects, can impact our backlog at any point in time. Some of our revenue does not appear in our periodic backlog reporting because the award of the project, as well as the execution of the work, may all take place within the period. In addition, we have some transmission projects for which we anticipate performing major work for several years to come, but the anticipated work is not included in our backlog due to the way certain transmission line work will be awarded over time and how we account for our backlog. Our backlog only includes projects that have a signed contract or an agreed upon work order to perform work on mutually accepted terms and conditions. Backlog should not be relied upon as a stand-alone indicator of future events.

        Our backlog was $474.5 million at June 30, 2013 compared to $467.1 million at March 31, 2013 and $543.0 million at June 30, 2012. Our backlog at June 30, 2012 included projects awarded from previous periods, that included a higher than normal amount of subcontractor cost and materials. Most of the subcontractor cost associated with the aforementioned projects was completed in 2012, and most of the materials for those projects were put into the construction process in 2012, contributing to a decrease in backlog from period to period.

        The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at June 30, 2013
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at June 30, 2012
T&D	$357,908	$11,425	$464,187
C&I	116,578	27,612	78,780

Total	$474,486	$39,037	$542,967

Project Bonding Requirements

        A substantial portion of our business requires performance bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the surety bonds. As of June 30, 2013, we had approximately $944.8 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $250.5 million as of June 30, 2013.

Consolidated Results of Operations

        The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the period indicated:

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$213,916	100.0%	$260,410	100.0%	$415,258	100.0%	$500,638	100.0%
Contract costs	182,663	85.4	230,348	88.5	356,702	85.9	444,473	88.8

Gross profit	31,253	14.6	30,062	11.5	58,556	14.1	56,165	11.2
Selling, general and administrative expenses	16,144	7.6	14,515	5.6	32,151	7.8	30,433	6.1
Amortization of intangible assets	83	—	83	—	167	—	167	—
Gain on sale of property and equipment	(336)	(0.2)	(193)	(0.1)	(514)	(0.1)	(320)	(0.1)

Income from operations	15,362	7.2	15,657	6.0	26,752	6.4	25,885	5.2
Other income (expense)
Interest income	—	—	1	—	3	—	1	—
Interest expense	(179)	(0.1)	(204)	(0.1)	(362)	(0.1)	(386)	(0.1)
Other, net	(22)	—	(32)	—	(17)	—	(59)	—

Income before provision for income taxes	15,161	7.1	15,422	5.9	26,376	6.3	25,441	5.1
Income tax expense	5,699	2.7	5,887	2.2	9,954	2.4	9,696	2.0

Net income	$9,462	4.4%	$9,535	3.7%	$16,422	3.9%	$15,745	3.1%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

        Revenues.    Revenues decreased $46.5 million, or 17.9%, to $213.9 million for the three months ended June 30, 2013 from $260.4 million for the three months ended June 30, 2012. The majority of the decrease in revenues was the result of lower material and subcontractor costs associated with several large transmission projects (greater than $10.0 million in contract value). Material and subcontractor cost comprised approximately 28% of total contract cost in the three months ended June 30, 2013, compared to approximately 47% in the three months ended June 30, 2012.

        Gross profit.    Gross profit increased $1.2 million, or 4.0%, to $31.3 million for the three months ended June 30, 2013 from $30.1 million for the three months ended June 30, 2012. Gross margin increased to 14.6% for the three months ended June 30, 2013 from 11.5% for the three months ended June 30, 2012. The increase in both gross profit and gross margin was largely due to better project execution, higher equipment utilization and the underlying mix of contract cost components, which included less material and subcontractor cost and more of the Company's labor and equipment cost, on a relative basis. Approximately 1.3% of the gross margin of 14.6% was due to improved contract margins on several large transmission projects as a result of increased productivity levels, cost efficiencies, additional work and effective contract management.

        Selling, general and administrative expenses.    Selling, general and administrative expenses, which were $16.1 million for the three months ended June 30, 2013 increased $1.6 million from $14.5 million for the three months ended June 30, 2012. The increase was primarily due to an increase in employee compensation, medical insurance, and fringe benefits related primarily to the increased number of personnel to support operations. As a percentage of revenues, selling, general and administrative expenses increased to 7.6% for the three months ended June 30, 2013 from 5.6% for the three months ended June 30, 2012.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment increased to $0.3 million for the three months ended June 30, 2013 from $0.2 million for the three months ended June 30, 2012. Gains from the sale of property and equipment are attributable to routine sales of property and equipment that is no longer useful or valuable to our ongoing operations.

        Interest expense.    Interest expense for the three months ended June 30, 2013 and June 30, 2012 was $0.2 million.

        Provision for income taxes.    The provision for income taxes was $5.7 million for the three months ended June 30, 2013, with an effective tax rate of 37.6%, compared to a provision of $5.9 million for the three months ended June 30, 2012, with an effective tax rate of 38.2%.

        Net income.    Net income for the three months ended June 30, 2013 was $9.5 million, consistent with the three months ended June 30, 2012.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended June 30,
	2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$174,041	81.4%	$215,816	82.9%
Commercial & Industrial	39,875	18.6	44,594	17.1

Total	$213,916	100.0	$260,410	100.0

Operating income (loss):
Transmission & Distribution	$21,746	12.5	$20,911	9.7
Commercial & Industrial	1,429	3.6	1,860	4.2

Total	23,175	10.8	22,771	8.7
Corporate	(7,813)	(3.6)	(7,114)	(2.7)

Consolidated	$15,362	7.2%	$15,657	6.0%

Transmission & Distribution

        Revenues for our T&D segment for the three months ended June 30, 2013 were $174.0 million compared to $215.8 million for the three months ended June 30, 2012, a decrease of $41.8 million, or 19.4%. The decrease in revenues was the result of lower material and subcontractor costs associated with several large transmission projects. Material and subcontractor cost in our T&D segment comprised approximately 24% of total contract cost in the three months ended June 30, 2013, compared to approximately 47% in the three months ended June 30, 2012.

        Revenues from transmission projects represented 85.0% and 86.9% of T&D segment revenue for the three months ended June 30, 2013 and 2012, respectively. Additionally, for the three months ended June 30, 2013, measured by revenue in our T&D segment, we provided 55.5% of our T&D services under fixed-price contracts, as compared to 32.9% for the three months ended June 30, 2012.

        Operating income for our T&D segment for the three months ended June 30, 2013 was $21.7 million compared to $20.9 million for the three months ended June 30, 2012, as lower volume in large transmission projects was largely offset by higher contract margins on several large transmission projects. Operating income, as a percentage of revenues, for our T&D segment increased to 12.5% for the three months ended June 30, 2013 from 9.7% for the three months ended June 30, 2012. The increase in operating income, as a percentage of revenues, was mainly due to improved contract margins on several large transmission projects as a result of increased productivity levels, cost efficiencies, additional work, and effective contract management. Additionally, overall improvement in project execution and an increase in equipment utilization led to improved operating income as a percentage of sales for the three months ended June 30, 2013.

Commercial & Industrial

        Revenues for our C&I segment for the three months ended June 30, 2013 were $39.9 million compared to $44.6 million for the three months ended June 30, 2012, a decrease of $4.7 million or 10.6%. The decrease in revenues was mainly due to a decrease in revenues from projects with contract values greater than $3.0 million. Material and subcontractor cost in our C&I segment comprised approximately 42% of total contract cost in the three months ended June 30, 2013, compared to approximately 45% in the three months ended June 30, 2012.

        Measured by revenue in our C&I segment, we provided 51.7% of our services under fixed-price contracts for the three months ended June 30, 2013, compared to 59.2% in the three months ended June 30, 2012.

        Operating income for our C&I segment for the three months ended June 30, 2013 was $1.4 million compared to $1.9 million for the three months ended June 30, 2012, a decrease of $0.4 million, or 23.2%. As a percentage of revenues, operating income for our C&I segment decreased to 3.6% for the three months ended June 30, 2013 from 4.2% for the three months ended June 30, 2012. The decline in operating income in the three months ended June 30, 2013 was largely driven by the increased cost of a large project partially offset by increased margins on other projects.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

        Revenues.    Revenues decreased $85.4 million, or 17.1%, to $415.3 million for the six months ended June 30, 2013 from $500.6 million for the six months ended June 30, 2012. The majority of the decrease in revenues was the result of lower material and subcontractor costs associated with large transmission projects. Material and subcontractor cost comprised approximately 29% of total contract cost in the six months ended June 30, 2013, compared to approximately 45% in the six months ended June 30, 2012.

        Gross profit.    Gross profit increased $2.4 million, or 4.3%, to $58.6 million for the six months ended June 30, 2013 from $56.2 million for the six months ended June 30, 2012, primarily because of increased contract margins on transmission projects with contract values in excess of $3.0 million. Gross margin increased to 14.1% for the six months ended June 30, 2013 from 11.2% for the six months ended June 30, 2012. The increase in gross margin was largely due to better project execution, higher equipment utilization and the underlying mix of contract cost components, which included less material and subcontractor cost and more of the Company's labor and equipment cost, on a relative basis. Approximately 1.0% of the gross margin of 14.1% was due to improved contract margins on several large transmission projects as a result of increased productivity levels, cost efficiencies, additional work and effective contract management.

        Selling, general and administrative expenses.    Selling, general and administrative expenses, which were $32.2 million for the six months ended June 30, 2013, increased $1.7 million from the $30.4 million recorded for the six months ended June 30, 2012. The increase was primarily due to an increase in employee compensation, medical insurance, and fringe benefits related primarily to the increased number of personnel to support operations. As a percentage of revenues, selling, general and administrative expenses increased to 7.8% for the six months ended June 30, 2013 from 6.1% for the six months ended June 30, 2012.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment increased to $0.5 million for the six months ended June 30, 2013 from $0.3 million for the six months ended June 30, 2012. Gains from the sale of property and equipment are attributable to routine sales of property and equipment that is no longer useful or valuable to our ongoing operations.

        Interest expense.    Interest expense for the six months ended June 30, 2013 and June 30, 2012 was $0.4 million.

        Provision for income taxes.    The provision for income taxes was $10.0 million for the six months ended June 30, 2013, with an effective tax rate of 37.7%, compared to a provision of $9.7 million for the six months ended June 30, 2012, with an effective tax rate of 38.1%.

        Net income.    Net income for the six months ended June 30, 2013 was $16.4 million compared to net income for the six months ended June 30, 2012 of $15.7 million for the reasons stated earlier.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Six months ended June 30,
	2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$334,573	80.6%	$420,814	84.1%
Commercial & Industrial	80,685	19.4	79,824	15.9

Total	$415,258	100.0	$500,638	100.0

Operating income (loss):
Transmission & Distribution	$38,440	11.5	$37,723	9.0
Commercial & Industrial	4,155	5.1	2,959	3.7

Total	42,595	10.3	40,682	8.1
Corporate	(15,843)	(3.9)	(14,797)	(2.9)

Consolidated	$26,752	6.4%	$25,885	5.2%

Transmission & Distribution

        Revenues for our T&D segment for the six months ended June 30, 2013 were $334.6 million compared to $420.8 million for the six months ended June 30, 2012, a decrease of $86.2 million, or 20.5%. The decrease in revenues was the result of lower material and subcontractor costs associated with several large transmission projects. Material and subcontractor cost in our T&D segment comprised approximately 25% of total contract cost in the six months ended June 30, 2013, compared to approximately 45% in the six months ended June 30, 2012.

        Revenues from transmission projects represented 83.2% and 85.4% of T&D segment revenue for the six months ended June 30, 2013 and 2012, respectively. Additionally, for the six months ended June 30, 2013, measured by revenue in our T&D segment, we provided 53.9% of our T&D services under fixed-price contracts, as compared to 48.5% for the six months ended June 30, 2012.

        Operating income for our T&D segment for the six months ended June 30, 2013 was $38.4 million compared to $37.7 million for the six months ended June 30, 2012, as lower volume in large transmission projects was largely offset by higher contract margins on several large transmission projects. Operating income, as a percentage of revenues, for our T&D segment increased to 11.5% for the six months ended June 30, 2013 from 9.0% for the six months ended June 30, 2012. The increase in operating income, as a percentage of revenues, was mainly due to improved project margins on several large transmission projects as a result of increased productivity levels, cost efficiencies, additional work, and effective contract management. Additionally, overall improvement in project execution and an increase in equipment utilization led to improved operating income as a percentage of revenues for the six months ended June 30, 2013.

Commercial & Industrial

        Revenues for our C&I segment for the six months ended June 30, 2013 were $80.7 million compared to $79.8 million for the six months ended June 30, 2012, an increase of $0.9 million or 1.1%. The increase in revenues was mainly due to an increase in revenues from many projects with contract values greater than $3.0 million. Material and subcontractor cost in our C&I segment comprised approximately 41% of total contract cost in the six months ended June 30, 2013, compared to approximately 46% in the six months ended June 30, 2012.

        Measured by revenue in our C&I segment, we provided 50.0% of our services under fixed-price contracts for the six months ended June 30, 2013, compared to 54.7% in the six months ended June 30, 2012.

        Operating income for our C&I segment for the six months ended June 30, 2013 was $4.2 million compared to $3.0 million for the six months ended June 30, 2012, an increase of $1.2 million, or 40.4%. As a percentage of revenues, operating income for our C&I segment increased to 5.1% for the six months ended June 30, 2013 from 3.7% for the six months ended June 30, 2012. The increase in operating income, as a percentage of revenues, in the C&I segment was primarily attributable to an overall increase in margins on projects of all sizes.

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

        The following table provides a reconciliation of net income to EBITDA:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Net Income	$9,462	$9,535	$16,422	$15,745
Add:
Interest expense, net	179	203	359	385
Provision for income taxes	5,699	5,887	9,954	9,696
Depreciation & amortization	7,149	6,130	14,112	11,914

EBITDA	$22,489	$21,755	$40,847	$37,740

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

        The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2013	2012	2013	2012
Provided By Operating Activities:
EBITDA	$22,489	$21,755	$40,847	$37,740
Add/(subtract):
Interest expense, net	(179)	(203)	(359)	(385)
Provision for income taxes	(5,699)	(5,887)	(9,954)	(9,696)
Depreciation & amortization	(7,149)	(6,130)	(14,112)	(11,914)
Adjustments to reconcile net income to net cash flows provided by operating activities	7,761	6,618	15,331	13,003
Changes in operating assets and liabilities	8,253	6,002	6,217	(18,601)

Net cash flows provided by operating activities	$25,476	$22,155	$37,970	$10,147

Liquidity and Capital Resources

        As of June 30, 2013, we had cash and cash equivalents of $37.6 million and working capital of $100.6 million. The Company defines working capital as current assets less current liabilities. During the six months ended June 30, 2013, consolidated operating activities of our business provided net cash of $38.0 million, a substantial increase over the $10.1 million of cash provided in the six months ended June 30, 2012. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide our customers. In the six months ended June 30, 2013, we used net cash in investing activities of $21.4 million, including $21.9 million used for capital expenditures partially offset by $0.5 million of proceeds from the sale of property and equipment. Our financing activities generated $1.2 million of cash, primarily from employee stock transactions and the related tax benefits.

        The changes in various working capital accounts (such as: accounts receivable, including retention; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts) are due to normal timing fluctuations in our operating activities. In particular, the gross amount of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts provided cash of $10.1 million in the six months ended June 30, 2013, compared to using cash of $22.1 million in the same period of 2012. In 2012, we experienced higher working capital needs because we had several large projects in the early stages of construction, and cash was used for personnel, equipment, supplies and other project costs prior to cash flow being received from the customer. In the six months ended June 30, 2013, those large projects had progressed, and, as typically happens as projects move through the construction cycle, the working capital needs decreased as cash flow from the customers exceeded cash outlaid for operating expenses. Costs and estimated earnings in excess of billings on uncompleted contracts provided $24.9 million in cash in the six months ended June 30, 2013, compared to using $10.5 million in cash in the six months ended June 30, 2012.

        We anticipate that our cash and cash equivalents on hand, our $155.3 million borrowing availability under our credit facility, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, planned capital expenditures, strategic acquisition and joint venture opportunities, and the stock repurchase plan. We expect that our capital spending in 2013 will be similar to our 2012 capital spending. Although we believe that we have adequate cash and availability under our credit facility to meet our liquidity needs, our involvement in any large projects or acquisitions may require additional capital.

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

        Under the Credit Agreement, we are subject to certain financial covenants, a leveraged debt ratio and a minimum interest coverage ratio and we were in compliance at June 30, 2013. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

        As of June 30, 2013 and December 31, 2012, we had no debt outstanding and approximately $19.7 million in letters of credit outstanding under the facility at an interest rate of 1.13%. As of June 30, 2013, we had $155.3 million available for borrowing under the Credit Agreement.

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

Concentration of Credit Risk

        We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of June 30, 2013, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 12.3% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of June 30, 2012, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 14.8% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of June 30, 2013, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the six months ended June 30, 2013 and 2012, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

        As of June 30, 2013, we had no borrowings outstanding under the Credit Agreement. Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If we had borrowings outstanding under the Credit Agreement and if the prime rate, federal funds rate or LIBOR rose, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and

Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Issuances of Common Stock.    During the three months ended June 30, 2013, 2,704 shares of unregistered stock, valued at $55,946 were issued to three directors of the Company who elected to receive a portion of their annual director retainer fee in stock in lieu of cash.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†
101.1	The following materials from MYR Group's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) the Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012; (iv) Notes to Consolidated Financial Statements, tagged as blocks of text; and (v) document and entity information.*

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

MYR GROUP INC.
(Registrant)

August 7, 2013	/s/ PAUL J. EVANS Vice President, Chief Financial Officer and Treasurer