Form 10-Q
period 2013-09-30
MYR GROUP INC.
filed 2013-11-06
CIK 700923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(847) 290-1891

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 25, 2013, there were 21,159,233 outstanding shares of the registrant’s $0.01 par value common stock.

WEBSITE ACCESS TO COMPANY’S REPORTS

MYR Group Inc.’s internet website address is www.myrgroup.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act will be available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

i

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share and per share data)	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,894	$19,825
Accounts receivable, net of allowances of $1,252 and $1,305, respectively	181,148	167,241
Costs and estimated earnings in excess of billings on uncompleted contracts	41,909	61,773
Deferred income tax assets	12,481	12,742
Receivable for insurance claims in excess of deductibles	11,469	11,379
Refundable income taxes	2,054	1,044
Other current assets	2,572	4,396
Total current assets	314,527	278,400
Property and equipment, net of accumulated depreciation of $108,212 and $88,042, respectively	140,484	128,911
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $2,809 and $2,558, respectively	10,283	10,534
Other assets	1,794	1,904
Total assets	$513,687	$466,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,116	$84,481
Billings in excess of costs and estimated earnings on uncompleted contracts	67,018	32,589
Accrued self insurance	39,193	39,583
Other current liabilities	33,176	32,240
Total current liabilities	206,503	188,893
Deferred income tax liabilities	21,669	21,530
Other liabilities	1,350	1,235
Total liabilities	229,522	211,658
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 21,132,333 and 20,747,161 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	209	206
Additional paid-in capital	159,299	154,564
Retained earnings	124,657	99,920
Total stockholders’ equity	284,165	254,690
Total liabilities and stockholders’ equity	$513,687	$466,348

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Contract revenues	$232,890	$250,558	$648,148	$751,196
Contract costs	200,407	220,986	557,109	665,459
Gross profit	32,483	29,572	91,039	85,737
Selling, general and administrative expenses	19,576	15,639	51,727	46,072
Amortization of intangible assets	84	84	251	251
Gain on sale of property and equipment	(256)	(387)	(770)	(707)
Income from operations	13,079	14,236	39,831	40,121
Other income (expense)
Interest income	—	—	3	1
Interest expense	(175)	(368)	(537)	(754)
Other, net	2	(87)	(15)	(146)
Income before provision for income taxes	12,906	13,781	39,282	39,222
Income tax expense	4,591	5,035	14,545	14,731
Net income	$8,315	$8,746	$24,737	$24,491
Income per common share:
—Basic	$0.39	$0.42	$1.18	$1.19
—Diluted	$0.38	$0.41	$1.14	$1.15
Weighted average number of common shares and potential common shares outstanding:
—Basic	20,860	20,410	20,769	20,349
—Diluted	21,452	21,186	21,398	21,134

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Cash flows from operating activities:
Net income	$8,315	$8,746	$24,737	$24,491
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation and amortization of property and equipment	7,258	6,420	21,203	18,167
Amortization of intangible assets	84	84	251	251
Stock-based compensation expense	893	688	2,551	2,029
Deferred income taxes	400	197	400	197
Gain on sale of property and equipment	(256)	(387)	(770)	(707)
Other non-cash items	39	35	114	103
Changes in operating assets and liabilities
Accounts receivable, net	(3,448)	(10,269)	(13,907)	(37,529)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,073)	(8,941)	19,864	(19,413)
Construction materials inventory	—	—	—	4,003
Receivable for insurance claims in excess of deductibles	(192)	(1,401)	(90)	(1,160)
Other assets	(286)	1,135	795	2,379
Accounts payable	2,036	7,176	(18,745)	18,897
Billings in excess of costs and estimated earnings on uncompleted contracts	18,030	1,202	34,429	5,120
Accrued self insurance	(478)	1,291	(390)	779
Other liabilities	6,201	6,617	1,051	5,133
Net cash flows provided by operating activities	33,523	12,593	71,493	22,740
Cash flows from investing activities:
Proceeds from sale of property and equipment	368	513	914	877
Purchases of property and equipment	(9,622)	(11,665)	(31,540)	(32,094)
Net cash flows used in investing activities	(9,254)	(11,152)	(30,626)	(31,217)
Cash flows from financing activities:
Net repayments on revolving credit facility	—	(10,000)	—	(10,000)
Employee stock option and restricted stock transactions	653	719	1,175	864
Excess tax benefit from stock-based awards	343	139	971	174
Debt issuance costs	—	—	—	(13)
Other financing activities	—	—	56	38
Net cash flows provided by (used in) financing activities	996	(9,142)	2,202	(8,937)
Net increase (decrease) in cash and cash equivalents	25,265	(7,701)	43,069	(17,414)
Cash and cash equivalents:
Beginning of period	37,629	24,300	19,825	34,013
End of period	$62,894	$16,599	$62,894	$16,599

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business and Basis of Presentation

Organization

MYR Group Inc. (the “Company”) is a holding company of specialty electrical construction service providers and is currently conducting operations through a number of wholly-owned subsidiaries including: The L. E. Myers Co., a Delaware corporation; Hawkeye Construction, Inc., an Oregon corporation; Harlan Electric Company, a Michigan corporation; Sturgeon Electric Company, Inc., a Michigan corporation; MYR Transmission Services, Inc., a Delaware corporation; and Great Southwestern Construction, Inc., a Colorado corporation.

Business

The Company performs construction services in two business segments: Transmission and Distribution (“T&D”), and Commercial and Industrial (“C&I”). T&D customers include electric utilities, private developers, cooperatives and municipalities. The Company provides a broad range of services, which include design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair throughout the United States. The Company also provides C&I electrical contracting services to property owners and general contractors in the western United States.

Interim Consolidated Financial Information

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Certain information and note disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with these rules and regulations. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial condition of the Company as of September 30, 2013, and the results of operations and cash flows for the three and nine months ended September 30, 2013 and 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the full year or the results for any future periods. The consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2012, included in the Company’s annual report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses, during the period reported. Actual results could differ from those estimates. The most significant estimates are related to the completion percentages on our contracts, insurance reserves, the accounts receivable reserve, the recoverability of goodwill and intangibles and estimates surrounding stock-based compensation.

During the three-month and nine-month periods ended September 30, 2013, the Company revised its cost estimates on several large transmission projects, which resulted in the recognition of approximately 0.6% and 0.8%, respectively, of additional gross margin being recognized in the three-month and nine-month periods ended September 30, 2013, respectively.

Recent Accounting Pronouncements

Changes to U.S. GAAP are typically established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. The Company, based on its assessment, determined that any recently issued or proposed ASUs not listed below are either not applicable to the Company or have minimal impact on our consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update was intended to simplify how entities test impairment of indefinite-lived intangible assets other than goodwill. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount as a basis for determining whether it is necessary to perform certain additional impairment tests. The Company adopted this ASU in January 2013 and there was no effect on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The Company adopted this ASU in January 2013 and there was no effect on the Company’s financial position, results of operations or cash flows.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities. The amendment clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions. The Company adopted this ASU in January 2013 and there was no effect on the Company’s financial position, results of operations or cash flows.

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

As of September 30, 2013 and December 31, 2012, the carrying value of the Company’s cash and cash equivalents approximated fair value based on Level 1 inputs.

3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	September 30,	December 31,
(In thousands)	2013	2012

Costs and estimated earnings on uncompleted contracts	$1,692,396	$1,439,455
Less: Billings to date	1,717,505	1,410,271
	$(25,109)	$29,184

The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	September 30,	December 31,
(In thousands)	2013	2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$41,909	$61,773
Billings in excess of costs and estimated earnings on uncompleted contracts	(67,018)	(32,589)
	$(25,109)	$29,184

4. Income Taxes

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rates for the three and nine months ended September 30, 2013 and 2012 was principally due to state income taxes, and other discrete items.

The Company had unrecognized tax benefits of approximately $0.9 million and $0.8 million as of September 30, 2013 and December 31, 2012, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense because of the unrecognized tax benefits was not material for any of the three and nine-month periods ended September 30, 2013 and 2012.

The Company is subject to taxation in various jurisdictions. The Company’s federal tax returns for 2009 and 2010 are currently under examination by the Internal Revenue Service. The Company remains subject to examination by U.S. federal authorities for the remaining open tax years (2011 and 2012) and by various state authorities for the years 2009 through 2012.

5. Commitments and Contingencies

Letters of Credit

As of September 30, 2013, the Company had an outstanding irrevocable standby letter of credit of $17.5 million related to the Company’s payment obligation under its insurance programs. As of December 31, 2012, the Company had $19.7 million in outstanding irrevocable standby letters of credit, including one for $17.5 million related to the Company’s payment obligation under its insurance programs and another for approximately $2.2 million related to contract performance obligations.

Leases

The Company leases real estate, construction equipment and office equipment under operating leases with remaining terms ranging from one to seven years. As of September 30, 2013, future minimum lease payments for operating leases were as follows: $0.7 million for the remainder of 2013, $1.7 million for 2014, $0.8 million for 2015, $0.4 million for 2016, $0.3 million for 2017 and $0.4 million thereafter.

Purchase Commitments for Construction Equipment

As of September 30, 2013, the Company had approximately $0.8 million in outstanding purchase orders for certain construction equipment with cash outlay requirements scheduled to occur over the next two months.

Insurance and Claims Accruals

The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. The deductible for each line of coverage is $1.0 million until the claim aggregate has been met. Once a policy’s claim aggregate for workers compensation and general liability is reached per line of coverage, the deductible for that policy is reduced to $0.5 million per claim.

Certain of the Company’s health insurance benefit plans are subject to a $0.1 million deductible for qualified individuals. Losses up to the stop loss amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the stop loss deductible, a corresponding receivable for amounts in excess of the stop loss deductible is included in current assets in the consolidated balance sheets.

Surety Bonds

In certain circumstances, the Company is required to provide performance bonds in connection with its future performance on contractual commitments. The Company has indemnified its surety for any expenses paid out under these performance bonds. As of September 30, 2013, an aggregate of approximately $901.1 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $236.7 million as of September 30, 2013.

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

Multi-employer Pension Plans

Many of the Company’s subsidiaries’ field labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from any of the multi-employer pension plans or if the plans were to otherwise become underfunded, the subsidiary could be assessed liabilities for additional contributions related to the underfunding of these plans. Although the Company has been informed that some of the multi-employer pension plans to which its subsidiaries contribute have been labeled with a “critical” status, the Company is not currently aware of any potential significant liabilities related to this issue.

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

The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of our present business as well as in respect of our divested businesses. These claims, lawsuits and other proceedings include claims related to the Company’s current services and operations, as well as our historic operations.

With respect to all such lawsuits, claims and proceedings, the Company records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on the Company’s financial position, results of operation or cash flows.

In November 2009, a subcontractor working for The L.E. Myers Co. (“L.E. Myers”), a subsidiary of the Company, was involved in a vehicular traffic accident in Manatee County, Florida. Following a jury trial in September 2013, a verdict was entered against L.E. Myers, which included compensatory and punitive damages. The trial court subsequently issued a proposed judgment against L.E. Myers for approximately $0.7 million in compensatory damages and $3.6 million in punitive damages.  L. E. Myers has raised objections to this proposed judgment in its entirety, including a motion to reduce the punitive damages to no more than three times the compensatory damages or approximately $2.0 million, which the Company believes is supported by Florida law. The Company intends to continue to defend its positions through the post trial and, if necessary, appeal processes.

Should any compensatory damages stand after post trial motions or appeal, if necessary, they will be covered under the Company’s insurance. As a result of the proposed punitive damages judgment and the Company’s belief regarding the applicability of the limitations on punitive damages under Florida law, the Company recorded a legal reserve of $2.3 million during the third quarter of 2013, which represents punitive damages,  interest, and the cost of an appeal bond.

In January 2013, our subsidiary, L.E. Myers, was joined as a defendant in Northern States Power Company (Wisconsin) v. The City of Ashland, Wisconsin et al., filed in the U.S. District Court for the Western District of Wisconsin. The plaintiff’s lawsuit alleges that L.E. Myers may have constructed or operated a manufactured gas plant that contributed to contamination at a site in Ashland, Wisconsin at some time during the time frame from 1885 to 1947 and that the plaintiff is entitled to payment for certain costs it has incurred in connection with the contamination at the site. This proceeding is subject to many uncertainties and to outcomes that are not predictable and therefore potential liability, if any, cannot be estimated at this time.

6. Stock-Based Compensation

The Company maintains two award plans under which stock-based compensation has been granted, the 2006 Stock Option Plan (the “2006 Plan”) and the 2007 Long-Term Incentive Plan (Amended and Restated as of May 5, 2011) (the “LTIP”). Upon the adoption of the LTIP, awards were no longer granted under the 2006 Plan. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, and (i) any combination of such awards.

All awards were made with an exercise price or base price, as the case may be, that was not less than the fair market value per share on the grant date. The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each stock option grant as of the date of grant. The grant date fair value of restricted stock and performance awards was equal to the closing market price of the Company’s common stock on the date of grant.

Stock Options

The following summarizes the stock option activity for the nine months ended September 30, 2013:

	Options	Weighted-Average Exercise Price

Outstanding at January 1, 2013	1,432,228	$10.34
Granted	111,147	$24.68
Exercised	(299,548)	$5.73
Forfeited	(3,391)	$20.13
Expired	(1,280)	$15.45
Outstanding at September 30, 2013	1,239,156	$12.71

The following summarizes the fair value and the assumptions used in determining the fair value of stock options granted during the nine months ended September 30, 2013 and 2012.

	2013	2012

Risk-free interest rate	1.0%	1.2 - 1.4%
Expected dividend yield	0.0%	0.0%
Weighted average expected volatility	50%	50%
Expected term	6.0 years	6.0 - 6.3 years
Weighted average grant date fair value	$11.74	$8.57

Restricted Stock

The following summarizes restricted stock activity for the nine months ended September 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2013	185,764	$19.54
Granted	76,590	$24.48
Vested	(48,513)	$19.50
Forfeited	(1,764)	$19.80
Outstanding at September 30, 2013	212,077	$21.33

The shares of restricted stock that vested became taxable to the individual holders of the awards upon vesting. The Company received 12,307 of those shares as payment for withholding taxes due by holders of the restricted stock awards. The withheld shares were returned to authorized but unissued stock.

Performance Awards

The following summarizes performance awards activity for the nine months ended September 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2013	74,923	$20.51
Granted	46,106	$24.68
Outstanding at September 30, 2013	121,029	$22.10

7. Segment Information

MYR Group is a specialty contractor serving the electrical infrastructure market in the United States. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which includes safety, professional fees, management fees, and intangible amortization. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Transmission and Distribution:  The T&D segment provides a broad range of services on electric transmission and distribution networks and substation facilities, which include design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair, throughout the United States. T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems. The T&D segment also provides emergency restoration services in response to hurricane, ice or other storm-related damage. T&D customers include electric utilities, private developers, cooperatives and municipalities.

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

The information in the following table was derived from internal financial reports used for corporate management purposes:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012

Contract revenues:
T&D	$187,156	$204,264	$521,729	$625,078
C&I	45,734	46,294	126,419	126,118
	$232,890	$250,558	$648,148	$751,196
Operating income (loss):
T&D	$22,757	$20,174	$61,197	$57,897
C&I	2,387	2,367	6,542	5,326
General Corporate	(12,065)	(8,305)	(27,908)	(23,102)
	$13,079	$14,236	$39,831	$40,121

8. Earnings Per Share

The Company computes earnings per share using the two-class method, an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings, when that method results in a more dilutive effect than the Treasury method. The Company’s unvested grants of restricted stock contain non-forfeitable rights to dividends, should any be declared, and are treated as participating securities and included in the computation of earnings per share.

Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Numerator:
Net income	$8,315	$8,746	$24,737	$24,491
Less: Net income allocated to participating securities	83	78	237	195
Net income available to common shareholders	$8,232	$8,668	$24,500	$24,296

Denominator:
Weighted average common shares outstanding	20,860	20,410	20,769	20,349
Weighted average dilutive securities	592	776	629	785
Weighted average common shares outstanding, diluted	21,452	21,186	21,398	21,134

Income per common share, basic	$0.39	$0.42	$1.18	$1.19
Income per common share, diluted	$0.38	$0.41	$1.14	$1.15

For the three and nine months ended September 30, 2013, common equivalents related to approximately 221,000 outstanding stock options were excluded from the diluted earnings per share calculation because the inclusion of such shares would either be anti-dilutive or the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. For the three and nine months ended September 30, 2012, common equivalents related to approximately 229,000 outstanding stock options were excluded from the diluted earnings per share calculation because the inclusion of such shares would either be anti-dilutive or the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. Additionally, for the three and nine months ended September 30, 2012, common equivalents related to approximately 12,000 outstanding performance shares were excluded from the diluted earnings per share calculation because the underlying performance obligation was not met as of the end of the period.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the accompanying consolidated financial statements as of September 30, 2013 and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012, and with our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein under the captions labeled “Cautionary Statement Concerning Forward-Looking Statements and Information” and “Risk Factors,” as well as in the 2012 Annual Report. We assume no obligation to update any of these forward-looking statements.

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

We had consolidated revenues for the nine months ended September 30, 2013 of $648.1 million, of which 80.5% was attributable to our T&D customers and 19.5% was attributable to our C&I customers. Our consolidated revenues for the nine months ended September 30, 2012 were $751.2 million. For the nine months ended September 30, 2013, our net income and EBITDA (1) were $24.7 million and $61.3 million, respectively, compared to $24.5 million and $58.4 million, respectively, for the nine months ended September 30, 2012. Material and subcontractor cost in our T&D segment comprised approximately 26% of total contract cost in the first nine months of 2013, compared to approximately 45% in the first nine months of 2012. The higher material and subcontractor cost in the nine months of 2012 contributed to the higher revenues in that period. The Company expects material and subcontractor costs to continue to comprise a lower percentage of total contract costs for the last three months of 2013 compared to the last three months of 2012. We worked slightly more manhours in the first nine months of 2013 than those worked in the same period last year. Equipment utilization improved in the first nine months of 2013 compared to the same period in 2012.

Our results have been driven primarily by successful bids for, and execution of, projects, our ability to capitalize on increased infrastructure spending in our markets and the breadth of our customer base. Our business is directly impacted by the level of spending on T&D infrastructure throughout the United States and the level of commercial and industrial electrical construction activity in the western United States. The Company believes its transmission customers remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects in place. We believe our centralized fleet and skilled workforce provide us with a competitive advantage as spending in the transmission infrastructure market continues. We expect bidding activity to remain strong for projects of all sizes for the remainder of 2013 and into 2014.  Significant construction on any large multi-year projects awarded through the bidding process in 2013 will likely not occur until 2014. The bidding environment in some of our C&I markets remained strong in the first nine months of 2013. Results in our C&I segment improved as compared to the first nine months of 2012, and we expect C&I to benefit to the extent economic conditions continue to improve in the western United States. Competition in our T&D and C&I markets remains strong, which has pressured contract bid margins.

In September 2013, we established operations in Anchorage and Fairbanks, Alaska through our subsidiary Sturgeon Electric Company, Inc. Anticipating market growth over the next several years, we acquired equipment from a local contractor and hired operational personnel. We are also reviewing opportunities in Canada, which should begin bidding activity in the near future. We believe the economic environment in Alaska and Canada could present favorable T&D bidding opportunities.

(1)                                 EBITDA is a non-GAAP measure. Refer to “Non-GAAP Measure—EBITDA” for a discussion of this measure.

Our future growth may be organic, through strategic acquisitions and/or joint ventures that we expect will improve our competitive position within our existing markets, increase our service offering, or expand our geographic footprint. We ended the third quarter of 2013 in a strong financial position, which included cash and cash equivalents of $62.9 million and availability of $157.5 million under our credit facility. We have additional bonding, labor and equipment capacity and continue to bid new projects. We plan to continue investing in additional property and equipment and to evaluate strategic acquisition and joint venture opportunities to support our growth strategy. We believe that our financial and operational strengths will enable us to manage the markets we serve and give us the flexibility for further strategic investments.

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

Our backlog was $444.0 million at September 30, 2013 compared to $474.5 million at June 30, 2013 and $491.3 million at September 30, 2012. Our backlog at September 30, 2012 included projects awarded from previous periods, that included a higher than normal amount of subcontractor cost and materials. Most of the subcontractor cost associated with the aforementioned projects was completed in 2012, and most of the materials for those projects were put into the construction process in 2012, contributing to a decrease in backlog from period to period.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at September 30, 2013
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at September 30, 2012

T&D	$297,970	$4,000	$391,033
C&I	146,076	30,186	100,223
Total	$444,046	$34,186	$491,256

Project Bonding Requirements

A substantial portion of our business requires performance bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the surety bonds. As of September 30, 2013, we had approximately $901.1 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $236.7 million as of September 30, 2013.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the period indicated:

	Three months ended				Nine months ended
	September 30,				September 30,
	2013		2012		2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$232,890	100.0%	$250,558	100.0%	$648,148	100.0%	$751,196	100.0%
Contract costs	200,407	86.1	220,986	88.2	557,109	86.0	665,459	88.6
Gross profit	32,483	13.9	29,572	11.8	91,039	14.0	85,737	11.4
Selling, general and administrative expenses	19,576	8.4	15,639	6.3	51,727	8.0	46,072	6.1
Amortization of intangible assets	84	—	84	—	251	—	251	0.1
Gain on sale of property and equipment	(256)	(0.1)	(387)	(0.1)	(770)	(0.1)	(707)	(0.1)
Income from operations	13,079	5.6	14,236	5.6	39,831	6.1	40,121	5.3
Other income (expense)
Interest income	—	—	—	—	3	—	1	—
Interest expense	(175)	(0.1)	(368)	(0.1)	(537)	(0.1)	(754)	(0.1)
Other, net	2	—	(87)	—	(15)	—	(146)	—
Income before provision for income taxes	12,906	5.5	13,781	5.5	39,282	6.0	39,222	5.2
Income tax expense	4,591	1.9	5,035	2.0	14,545	2.2	14,731	1.9
Net income	$8,315	3.6%	$8,746	3.5%	$24,737	3.8%	$24,491	3.3%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues.  Revenues decreased $17.7 million, or 7.1%, to $232.9 million for the three months ended September 30, 2013 from $250.6 million for the three months ended September 30, 2012. The decline was mainly attributable to lower material and subcontractor costs associated with several large transmission projects (greater than $10.0 million in contract value). Material and subcontractor cost comprised approximately 31% of total contract cost in the three months ended September 30, 2013, compared to approximately 45% in the three months ended September 30, 2012. Additionally, $7.9 million of the reduction in revenue was attributable to decreased storm work this quarter as compared to the same quarter of last year.

Gross profit.  Gross profit increased $2.9 million, or 9.8%, to $32.5 million for the three months ended September 30, 2013 from $29.6 million for the three months ended September 30, 2012. Gross margin increased to 13.9% for the three months ended September 30, 2013 from 11.8% for the three months ended September 30, 2012. The increase in both gross profit and gross margin was largely due to better project execution, higher equipment utilization and the underlying mix of contract cost components, which included less material and subcontractor cost and more of the Company’s labor and equipment cost, on a relative basis. Approximately 0.6% of the gross margin of 13.9% was due to improved contract margins on several large transmission projects as a result of increased productivity levels, cost efficiencies, additional work and effective contract management.

Selling, general and administrative expenses.  Selling, general and administrative expenses, which were $19.6 million for the three months ended September 30, 2013 increased $4.0 million from $15.6 million for the three months ended September 30, 2012. Selling, general and administrative expenses for the quarter included a legal reserve of $2.3 million pertaining to ongoing litigation regarding a traffic accident in Florida involving our subsidiary, The L.E. Myers Co.  The remaining increase in selling, general and administrative expenses was primarily due to an increase in employee compensation and fringe benefits related primarily to the increased number of personnel to support operations. As a percentage of revenues, selling, general and administrative expenses increased to 8.4% for the three months ended September 30, 2013 from 6.3% for the three months ended September 30, 2012. The legal reserve represents 1.0% of revenues for the three months ended September 30, 2013.

Gain on sale of property and equipment.  Gains from the sale of property and equipment decreased to $0.3 million for the three months ended September 30, 2013 from $0.4 million for the three months ended September 30, 2012. Gains from the sale of property and equipment are attributable to routine sales of property and equipment that is no longer useful or valuable to our ongoing operations.

Interest expense.  Interest expense decreased to $0.2 million for the three months ended September 30, 2013 from $0.4 million for the three months ended September 30, 2012 primarily due to interest incurred in the prior year resulting from sales and use tax audits.

Provision for income taxes.  The provision for income taxes was $4.6 million for the three months ended September 30, 2013, with an effective tax rate of 35.6%, compared to a provision of $5.0 million for the three months ended September 30, 2012, with an effective tax rate of 36.5%. The decline in the effective rate was primarily caused by lower state taxes due to changes in the mix of business between states, and other discrete items.

Net income.  Net income decreased to $8.3 million for the three months ended September 30, 2013 from $8.7 million for the three months ended September 30, 2012. The decrease was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended September 30,
	2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$187,156	80.4%	$204,264	81.5%
Commercial & Industrial	45,734	19.6	46,294	18.5
Total	$232,890	100.0	$250,558	100.0
Operating income (loss):
Transmission & Distribution	$22,757	12.2	$20,174	9.9
Commercial & Industrial	2,387	5.2	2,367	5.1
Total	25,144	10.8	22,541	9.0
Corporate	(12,065)	(5.2)	(8,305)	(3.4)
Consolidated	$13,079	5.6%	$14,236	5.6%

Transmission & Distribution

Revenues for our T&D segment for the three months ended September 30, 2013 were $187.2 million compared to $204.3 million for the three months ended September 30, 2012, a decrease of $17.1 million, or 8.4%. The decline was mainly attributable to lower material and subcontractor costs associated with several large transmission projects (greater than $10.0 million in contract value). Material and subcontractor cost in our T&D segment comprised approximately 27% of total contract cost in the three months ended September 30, 2013, compared to approximately 45% in the three months ended September 30, 2012. Additionally, $7.9 million of the reduction in revenue was attributable to decreased storm work this quarter as compared to the same quarter of last year.

Revenues from transmission projects represented 86.5 % and 83.5% of T&D segment revenue for the three months ended September 30, 2013 and 2012, respectively. Additionally, for the three months ended September 30, 2013, measured by revenue in our T&D segment, we provided 55.8% of our T&D services under fixed-price contracts, as compared to 39.3% for the three months ended September 30, 2012.

Operating income for our T&D segment for the three months ended September 30, 2013 was $22.8 million compared to $20.2 million for the three months ended September 30, 2012, as lower volume in large transmission projects was largely offset by higher contract margins on several large transmission projects. Operating income, as a percentage of revenues, for our T&D segment increased to 12.2 % for the three months ended September 30, 2013 from 9.9% for the three months ended September 30, 2012. The increase in operating income, as a percentage of revenues, was mainly due to improved contract margins on several large transmission projects as a result of increased productivity levels, cost efficiencies, additional work, and effective contract management. Additionally, an increase in equipment utilization led to improved operating income as a percentage of sales for the three months ended September 30, 2013.

Commercial & Industrial

Revenues for our C&I segment for the three months ended September 30, 2013 were $45.7 million compared to $46.3 million for the three months ended September 30, 2012, a decrease of $0.6 million or 1.2%. The decrease in revenues was mainly due to a decrease in revenues from projects with contract values greater than $10.0 million. Material and subcontractor cost in our C&I segment comprised approximately 46% of total contract cost in the three months ended September 30, 2013, compared to approximately 45% in the three months ended September 30, 2012.

Measured by revenue in our C&I segment, we provided 46.2% of our services under fixed-price contracts for the three months ended September 30, 2013, compared to 57.4%  in the three months ended September 30, 2012.

Operating income for our C&I segment for the three months ended September 30, 2013 was $2.4 million, consistent with the three months ended September 30, 2012. As a percentage of revenues, operating income for our C&I segment increased to 5.2% for the three months ended September 30, 2013 from 5.1% for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues.  Revenues decreased $103.1 million, or 13.7%, to $648.1 million for the nine months ended September 30, 2013 from $751.2 million for the nine months ended September 30, 2012. The decline was mainly attributable to lower material and subcontractor costs associated with several large transmission projects. Material and subcontractor cost comprised approximately 30% of total contract cost in the nine months ended September 30, 2013, compared to approximately 45% in the nine months ended September 30, 2012.

Gross profit.  Gross profit increased $5.3 million, or 6.2%, to $91.0 million for the nine months ended September 30, 2013 from $85.7 million for the nine months ended September 30, 2012. Gross margin increased to 14.0 % for the nine months ended September 30, 2013 from 11.4% for the nine months ended September 30, 2012. The increase in gross margin was largely due to better project execution, higher equipment utilization and the underlying mix of contract cost components, which included less material and subcontractor cost and more of the Company’s labor and equipment cost, on a relative basis. Approximately 0.8 % of the gross margin of 14.0% was due to improved contract margins on several large transmission projects as a result of increased productivity levels, cost efficiencies, additional work and effective contract management.

Selling, general and administrative expenses.  Selling, general and administrative expenses, which were $51.7 million for the nine months ended September 30, 2013, increased $5.6 million from the $46.1 million recorded for the nine months ended September 30, 2012. Selling, general and administrative expenses for the nine months ended September 30, 2013 included a legal reserve of $2.3 million pertaining to ongoing litigation regarding a traffic accident in Florida, involving our subsidiary, The L.E. Myers Co. The remaining increase in selling, general and administrative expenses was primarily due to an increase in employee compensation and fringe benefits related primarily to the increased number of personnel to support operations. As a percentage of revenues, selling, general and administrative expenses increased to 8.0 % for the nine months ended September 30, 2013 from 6.1% for the nine months ended September 30, 2012. The legal reserve represents 0.4% of revenues for the nine months ended September 30, 2013.

Gain on sale of property and equipment.  Gains from the sale of property and equipment increased to $0.8 million for the nine months ended September 30, 2013 from $0.7 million for the nine months ended September 30, 2012. Gains from the sale of property and equipment are attributable to routine sales of property and equipment that is no longer useful or valuable to our ongoing operations.

Interest expense.  Interest expense decreased to $0.5 million for the nine months ended September 30, 2013 from $0.8 million for the three nine months ended September 30, 2012 primarily due to interest incurred in the prior year resulting from sales and use tax audits.

Provision for income taxes.  The provision for income taxes was $14.5 million for the nine months ended September 30, 2013, with an effective tax rate of 37.0%, compared to a provision of $14.7 million for the nine months ended

September 30, 2012, with an effective tax rate of 37.6%. The decline in the effective rate was primarily caused by lower state taxes due to changes in the mix of business between states, and other discrete items.

Net income.  Net income increased to $24.7 million for the nine months ended September 30, 2013 from $24.5 million for the nine months ended September 30, 2012 for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Nine months ended September 30,
	2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$521,729	80.5%	$625,078	83.2%
Commercial & Industrial	126,419	19.5	126,118	16.8
Total	$648,148	100.0	$751,196	100.0
Operating income (loss):
Transmission & Distribution	$61,197	11.7	$57,897	9.3
Commercial & Industrial	6,542	5.2	5,326	4.2
Total	67,739	10.5	63,223	8.4
Corporate	(27,908)	(4.4)	(23,102)	(3.1)
Consolidated	$39,831	6.1%	$40,121	5.3%

Transmission & Distribution

Revenues for our T&D segment for the nine months ended September 30, 2013 were $521.7 million compared to $625.1 million for the nine months ended September 30, 2012, a decrease of $103.4 million, or 16.5%. The decrease in revenues was primarily the result of lower material and subcontractor costs associated with several large transmission projects. Material and subcontractor costs in our T&D segment comprised approximately 26% of total contract costs in the nine months ended September 30, 2013, compared to approximately 45% in the nine months ended September 30, 2012.

Revenues from transmission projects represented 84.4 % and 84.7% of T&D segment revenue for the nine months ended September 30, 2013 and 2012, respectively. Additionally, for the nine months ended September 30, 2013, measured by revenue in our T&D segment, we provided 54.5% of our T&D services under fixed-price contracts, as compared to 45.5% for the nine months ended September 30, 2012.

Operating income for our T&D segment for the nine months ended September 30, 2013 was $61.2 million compared to $57.9 million for the nine months ended September 30, 2012, as lower volume in large transmission projects was largely offset by higher contract margins on several large transmission projects. Operating income, as a percentage of revenues, for our T&D segment increased to 11.7 % for the nine months ended September 30, 2013 from 9.3% for the nine months ended September 30, 2012. The increase in operating income, as a percentage of revenues, was mainly due to improved project margins on several large transmission projects as a result of increased productivity levels, cost efficiencies, additional work, and effective contract management. Additionally, an increase in equipment utilization led to improved operating income as a percentage of revenues for the nine months ended September 30, 2013.

Commercial & Industrial

Revenues for our C&I segment for the nine months ended September 30, 2013 were $126.4 million compared to $126.1 million for the nine months ended September 30, 2012, an increase of $0.3 million or 0.2%. Material and subcontractor cost in our C&I segment comprised approximately 43% of total contract cost in the nine months ended September 30, 2013, compared to approximately 45% in the nine months ended September 30, 2012.

Measured by revenue in our C&I segment, we provided 48.6% of our services under fixed-price contracts for the nine months ended September 30, 2013, compared to 55.7% in the nine months ended September 30, 2012.

Operating income for our C&I segment for the nine months ended September 30, 2013 was $6.5 million compared to $5.3 million for the nine months ended September 30, 2012, an increase of $1.2 million, or 22.8%. As a percentage of revenues, operating income for our C&I segment increased to 5.2% for the nine months ended September 30, 2013 from 4.2% for the nine months ended September 30, 2012. The increase in operating income, as a percentage of revenues, in the C&I segment was primarily attributable to an overall increase in margins on projects of all sizes.

Non-GAAP Measure—EBITDA

EBITDA, a performance measure used by management, is defined as net income plus: interest income and expense, provision for income taxes and depreciation and amortization, as shown in the following table. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from the presentation of, EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, book lives placed on assets, capital structure and the method by which assets were acquired.

Using EBITDA as a performance measure has material limitations as compared to net income, or other financial measures as defined under U.S. GAAP as it excludes certain recurring items, which may be meaningful to investors. EBITDA excludes interest expense or interest income; however, as we have borrowed money in order to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are a necessary element of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense, interest income, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net income in each period, to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after tax basis. Using both EBITDA and net income to evaluate the business allows management and investors to (a) assess our relative performance against our competitors, and (b) monitor our capacity to generate returns for our stockholders.

The following table provides a reconciliation of net income to EBITDA:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012

Net Income	$8,315	$8,746	$24,737	$24,491
Add:
Interest expense, net	175	368	534	753
Provision for income taxes	4,591	5,035	14,545	14,731
Depreciation & amortization	7,342	6,504	21,454	18,418
EBITDA	$20,423	$20,653	$61,270	$58,393

We also use EBITDA as a liquidity measure. We believe that EBITDA is important in analyzing our liquidity because it is a key component of certain material covenants contained within our credit facility (the “Credit Agreement”). Non-compliance with these financial covenants under the Credit Agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, likely causing us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in the Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure would be useful to investors and relevant to their assessment of our capacity to service or incur debt, fund capital expenditures, or to expand our operations.

The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012

Provided By Operating Activities:
EBITDA	$20,423	$20,653	$61,270	$58,393
Add/(subtract):
Interest expense, net	(175)	(368)	(534)	(753)
Provision for income taxes	(4,591)	(5,035)	(14,545)	(14,731)
Depreciation & amortization	(7,342)	(6,504)	(21,454)	(18,418)
Adjustments to reconcile net income to net cash flows provided by operating activities	8,418	7,037	23,749	20,040
Changes in operating assets and liabilities	16,790	(3,190)	23,007	(21,791)
Net cash flows provided by operating activities	$33,523	$12,593	$71,493	$22,740

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $62.9 million and working capital of $108.0 million. The Company defines working capital as current assets less current liabilities. During the nine months ended September 30, 2013, consolidated operating activities of our business provided net cash of $71.5 million, a substantial increase over the $22.7 million of cash provided in the nine months ended September 30, 2012. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide our customers. In the nine months ended September 30, 2013, we used net cash in investing activities of $30.6 million, including $31.5 million used for capital expenditures, primarily for the purchase of construction equipment, partially offset by $0.9 million of proceeds from the sale of property and equipment. Our financing activities generated $2.2 million of cash, primarily from employee stock transactions and the related tax benefits.

The changes in various working capital accounts (such as: accounts receivable, including retention; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts) are due to normal timing fluctuations in our operating activities. In particular, the gross amount of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts provided cash of $21.6 million in the nine months ended September 30, 2013, compared to using cash of $32.9 million in the same period of 2012. In 2012, we experienced higher working capital needs because we had several large projects in the early stages of construction, and cash was used for personnel, equipment, supplies and other project costs prior to cash flow being received from the customer. In the nine months ended September 30, 2013, those large projects had progressed, and, as typically happens as projects move through the construction cycle, the working capital needs decreased as cash flow from the customers exceeded cash outlaid for operating expenses. Costs and estimated earnings in excess of billings on uncompleted contracts provided $19.9 million in cash in the nine months ended September 30, 2013, compared to using $19.4 million in cash in the nine months ended September 30, 2012.

We anticipate that our cash and cash equivalents on hand, our $157.5 million borrowing availability under our credit facility, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, planned capital expenditures, strategic acquisition and joint venture opportunities, and the stock repurchase plan. We expect that our capital spending in 2013 will be similar to our 2012 capital spending. Although we believe that we have adequate cash and availability under our credit facility to meet our liquidity needs, our involvement in acquisitions or any large projects may require additional capital.

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

Under the Credit Agreement, we are subject to certain financial covenants, a leveraged debt ratio and a minimum interest coverage ratio, all of which we were in compliance with at September 30, 2013. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

As of September 30, 2013 and December 31, 2012, we had no debt outstanding.  As of September 30, 2013 and December 31, 2012 we had $17.5 million and $19.7 million, respectively, in letters of credit outstanding under the facility at an interest rate of 1.125%. As of September 30, 2013, we had $157.5 million available for borrowing under the Credit Agreement.

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

For a discussion regarding off-balance sheet transactions, refer to Note 5, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements.

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2013, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 18.3% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of September 30, 2012, two customers individually exceeded 10.0% of consolidated accounts receivable with approximately 15.1% and 10.1% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts), respectively. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

New Accounting Pronouncements

For a discussion regarding new accounting pronouncements, please refer to Note 1. “Organization, Business and Basis of Presentation—Recently Issued Accounting Pronouncements” in the accompanying Notes to Consolidated Financial Statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our 2012 Annual Report.

Cautionary Statement Concerning Forward-Looking Statements and Information

We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.

Various statements contained in this quarterly report on Form 10-Q are forward-looking statements, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenue, income and capital spending. Our forward-looking statements are generally accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this quarterly report on Form 10-Q. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed in Item 1A “Risk Factors” in our 2012 Annual Report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

These risks, contingencies and uncertainties include, but are not limited to, the following:

•                  Our operating results may vary significantly from period to period.

•                  Our industry is highly competitive.

•                  We may be unsuccessful in generating internal growth.

•                  Negative economic and market conditions, as well as regulatory and environmental requirements, may adversely impact our customers’ future spending and, as a result, our operations and growth.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2013, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the nine months ended September 30, 2013 and 2012, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

As of September 30, 2013, we had no borrowings outstanding under the Credit Agreement. Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If we had borrowings outstanding under the Credit Agreement and if the prime rate, federal funds rate or LIBOR rose, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2009, a subcontractor working for The L.E. Myers Co. (“L.E. Myers”), a subsidiary of the Company, was involved in a vehicular traffic accident in Manatee County, Florida. Following a jury trial in September 2013, a verdict was entered against L.E. Myers, which included compensatory and punitive damages. The trial court subsequently issued a proposed judgment against L.E. Myers for approximately $0.7 million in compensatory damages and $3.6 million in punitive damages.  L. E. Myers has raised objections to this proposed judgment in its entirety, including a motion to reduce the punitive damages to no more than three times the compensatory damages or approximately $2.0 million, which the Company believes is supported by Florida law. The Company intends to continue to defend its positions through the post trial and, if necessary, appeal processes.

For further discussion regarding legal proceedings, please refer to Note 5, “Commitments and Contingencies—Litigation and Other Legal Matters” in the accompanying Notes to Consolidated Financial Statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Description
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†                                         Filed herewith

*                                         Electronically filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC.
(Registrant)

November 6, 2013	/s/ PAUL J. EVANS
Vice President, Chief Financial Officer and Treasurer