Form 10-K
period 2013-12-31
MYR GROUP INC.
filed 2014-03-05
CIK 700923

Use these links to rapidly review the document

Item 8. Consolidated Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the outstanding common equity held by non-affiliates of the registrant was approximately $398.5 million, based upon the closing sale price of the common stock on such date as reported by the NASDAQ Global Market (for purposes of calculating this amount, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the registrant have been deemed affiliates).

          As of February 28, 2014 there were 21,251,078 shares of the registrant's $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission (the "SEC") in connection with its 2014 annual meeting of stockholders to be held on May 1, 2014, are incorporated into Part III hereof.

MYR GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

PART I

Item 1.    Business

General

        We are a holding company of specialty electrical construction service providers that was established in 1995 through the merger of long-standing specialty contractors. Through our subsidiaries, we have served the electric utility infrastructure markets since 1891. Our operations are currently conducted through wholly-owned subsidiaries, including: The L. E. Myers Co.; Harlan Electric Company; Hawkeye Construction, Inc.; Great Southwestern Construction, Inc.; Sturgeon Electric Company, Inc. and MYR Transmission Services, Inc. We provide electrical construction services with a network of local offices located throughout the United States. We are also reviewing business opportunities in Canada. We provide a broad range of services, which includes design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair.

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

        Transmission and Distribution segment.    We have operated in the T&D industry since 1891. We are one of the largest U.S. contractors servicing the T&D sector of the electric utility industry. We provide a broad range of services on electric transmission and distribution networks and substation facilities, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair, to customers in the electric utility and the renewable energy industries throughout the United States. Our T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems. We also provide storm restoration services in response to hurricane, ice or other storm related damage.

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

        Additional financial information related to our business segments is provided under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 to our Consolidated Financial Statements.

Customers

        Our T&D customers include many of the leading companies in the electric utility industry. Our T&D customers include investor-owned utilities, municipal utilities, cooperatives, private developers, nationally-owned utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. Our C&I customer base includes general contractors, commercial and industrial facility owners, local governments and developers in our regional markets. We have long-standing relationships with many of our customers, particularly in our T&D segment, and we cultivate these relationships at all levels of our organization from senior management to project supervisors. We seek to build upon existing customer relationships to secure additional projects so as to increase revenue from our current customer base. Many of our customer relationships originated decades ago and are maintained through a partnering approach, which includes project evaluation and consulting, quality performance, performance measurement and direct customer contact. At both a senior and operating unit level, management also maintains a parallel focus on pursuing growth opportunities with prospective customers. In addition, our senior management and our operating unit management teams promote and market our services for prospective large-scale projects and national accounts. We believe that our industry experience, technical expertise, customer relationships and emphasis on safety and customer service are factors that contribute to us obtaining new contracts with both existing and new customers.

        For the years ended December 31, 2013, 2012 and 2011, our top 10 customers accounted for 57.8%, 59.6% and 58.1% of our revenues, respectively. For the years ended December 31, 2013 and 2011, no single customer accounted for more than 10.0% of our annual revenues, respectively. For the year ended December 31, 2012, Cross Texas Transmission, LLC, a T&D customer, accounted for 15.1% of our revenues. No other single customer accounted for more than 10.0% of our annual revenues in the year ended December 31, 2012.

        For the years ended December 31, 2013, 2012 and 2011, revenues derived from T&D customers accounted for 80.0%, 83.0%, and 79.7% of our total revenues, respectively, and revenues derived from C&I customers accounted for 20.0%, 17.0% and 20.3% of our total revenues, respectively.

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

        Fixed-price and unit-price contracts typically have the highest potential margins; however, they hold a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have less margin upside, but generally have a lower risk of cost overruns. Work in our T&D segment is generally completed under fixed-price, time-and-materials, time-and-equipment, unit-price and cost-plus agreements. C&I work is typically performed under fixed-price, time-and-materials, cost-plus, and unit-price agreements. Fixed-price contracts accounted for 53.5% of total revenue for the year ended December 31, 2013, including 55.4% of our total revenue for our T&D segment and 45.9% of our total revenue for our C&I segment.

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

        Our T&D segment also provides services under MSAs that cover maintenance, upgrade and extension services, as well as new construction. Work performed under MSAs is typically billed on a unit-price, time-and-materials or time-and-equipment basis. MSAs are typically one to three years in duration; however, most of our contracts, including MSAs, may be terminated by our customers or by us on short notice, typically 30 to 90 days, even if we are not in default under the contract. Under MSAs, customers generally agree to use us for certain services in a specified geographic region. Most MSA customers have no obligation to assign specific volumes of work to us and are not required to use us exclusively, although in some cases they are subject to our right of first refusal. Many of our contracts, including MSAs, are open to public bid at expiration and generally attract numerous bidders.

        A portion of the work we perform requires performance and payment bonds at the time of execution of the contract. Contracts generally include retention provisions pursuant to which 3% to 10% is withheld from each progress payment as retainage until the contract work has been completed and approved.

Materials

        In many cases, our T&D customers are responsible for supplying their own materials on projects; however, under certain contracts, we may agree to provide all or a portion of the required materials. For our C&I contracts, we usually procure the necessary materials and supplies. We are not dependent on any one supplier for materials or supplies.

Subcontracting

        We are the prime contractor for the majority of our T&D projects. We may use subcontractors to perform portions of our contracts and to manage workflow, particularly for design, engineering, procurement and some foundation work. We often work with subcontractors who are sole proprietorships or small business entities. Subcontractors normally provide their own employees, vehicles, tools and insurance coverage. We are not dependent on any single subcontractor. Contracts with subcontractors often contain provisions limiting our obligation to pay the subcontractor if our client has not paid us. We hold our subcontractors responsible for their work or delays in performance. On larger projects we may require performance payment bonding from subcontractors, where we deem appropriate, based on the risk involved. We occasionally perform work as a subcontractor, and we may elect to do so from time-to-time on larger projects in order to manage our execution risk on certain projects.

        The majority of our work in our C&I segment is done as a subcontractor to a general contractor.

Competition

        Our business is highly competitive in both our T&D and C&I segments. Competition in both of our business segments is primarily based on the price of the construction services rendered and upon the reputation for quality, safety and reliability of the contractor rendering these services. The competition we encounter can vary depending upon the type of construction services to be rendered and the locations where such services are to be rendered. The current economic environment has had an impact on the competition that we face, as fewer construction projects have led to increased competition for projects being bid. We also believe that the number of competitors in our industry has increased as a number of engineering, construction and general contractors, who historically have not competed with us, now bid on some projects in our industry.

        We believe that the principal competitive factors that customers consider in our industry are:

  •
  price and flexible contract terms;

  •
  safety programs and safety performance;

  •
  management team experience;

  •
  reputation and relationships with customers;

  •
  geographic presence and breadth of service offerings;

  •
  willingness to accept risk;

  •
  history of service execution (for example, cost control, timing and experience);

  •
  specialized equipment, tooling and centralized fleet structure;

  •
  the availability of qualified and/or licensed personnel;

  •
  adequate financial resources and bonding capacity;

  •
  weather-damage restoration abilities and reputation; and

  •
  technological capabilities.

        While we believe our customers consider a number of factors when selecting a service provider, most of their work is awarded through a bid process where price is always a principal factor. See "Risk Factors—Our industry is highly competitive."

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

        There are a number of barriers to entry into the transmission services business, including the cost of equipment and tooling necessary to perform transmission work, the availability of qualified labor, the scope of typical transmission projects and the technical, managerial and supervisory skills necessary to complete the job. Larger transmission projects generally require specialized heavy duty equipment as well as strong financial resources to meet the cash flow, bonding, or letter of credit requirements of these projects. These factors sometimes reduce the number of potential competitors on these projects. The number of firms that generally compete for any one significant transmission infrastructure project varies greatly depending on a number of factors, including the size of the project, its location and the bidder qualification requirements imposed upon contractors by the customer. Many of our competitors restrict their operations to one geographic area, and others operate nationally and internationally.

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

Project Bonding Requirements

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We generally must reimburse the surety for any expenses or outlays it incurs. These bonds are typically issued at the face value of the contract awarded. As of December 31, 2013, we had approximately $707.3 million in original face amount of bonds outstanding for projects in our T&D segment and $181.8 million for projects in our C&I segment. Our estimated remaining cost to complete these bonded projects for both segments was approximately $147.6 million as of December 31, 2013. As of December 31, 2012, we had approximately $670.5 million in original face amount of bonds outstanding for projects in our T&D segment and $212.8 million for projects in our C&I segment. The ability to post bonds provides us with a competitive advantage over smaller or less financially secure competitors. We believe that the strength of our balance sheet, as well as our strong and long-standing relationship with our surety, enhances our ability to obtain adequate financing and bonds.

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

	Backlog at December 31, 2013
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total Backlog at December 31, 2012
T&D	$189,321	$—	$375,708
C&I	136,773	27,895	121,871

Total	$326,094	$27,895	$497,579

        Changes in backlog from period to period are primarily the result of fluctuations in the timing of awards and revenue recognition of contracts. The reduction in the 2013 backlog was the result of substantial construction activity performed throughout the year on many multi-year projects awarded in previous periods. These projects have not been replaced with projects of similar size and scope.

Trade Names and Intellectual Property

        We operate in the U.S. under a number of trade names, including MYR Group Inc., The L. E. Myers Co., Harlan Electric Company, Hawkeye Construction, Inc., Great Southwestern Construction, Inc., Sturgeon Electric Company, Inc. and MYR Transmission Services, Inc. We do not

generally register our trade names, but instead rely on statutory and common law protection. While we consider our trade names to be valuable assets, we do not consider any single trade name to be of such material importance that its absence would cause a material disruption to our business. We also do not materially rely upon any patents, licenses or other intellectual property.

Equipment

        Our long history in the T&D industry has allowed us to be instrumental in designing much of the specialty tools and equipment used in the industry, including wire pullers, wire tensioners and aerial devices. We operate a fleet of trucks and trailers, support vehicles, bulldozers, bucket trucks, digger derricks and cranes and specialty construction equipment, such as wire pullers and wire tensioning machines. We also rely on specialized tooling, including stringing blocks, wire grips and presses. The standardization of our trucks and trailers allows us to minimize training, maintenance and parts costs. We operate 18 regional maintenance shops throughout the United States, which are staffed by over 125 mechanics and equipment managers who service our fleet. To support our substantial investment in equipment, we recently opened a new fleet manufacturing and maintenance facility. Our ability to internally service our fleet in various markets often allows us to reduce repair costs and the time equipment is out of service by eliminating both the need to ship equipment long distances for repair and dependence on third party maintenance providers. Our maintenance shops are also able to modify standard construction equipment to meet the specific needs of our specialty applications. We are a final-stage manufacturer for several configurations of our specialty vehicles, and, in the event that a particular piece of equipment is not available to us, we can build the component on-site, which reduces our reliance on our equipment suppliers.

        Our fleet of equipment is managed by our centralized fleet management group. Our fleet is highly mobile, which gives us the ability to shift resources from region-to-region quickly and to effectively respond to customer needs or major weather events. Our centralized fleet management group is designed to enable us to optimize and maintain our equipment to achieve the highest equipment utilization which helps to maintain a competitive position with respect to our equipment costs. We develop internal equipment rates which provide our business units with appropriate pricing levels to estimate their bids for new projects more accurately. We also involve our business units in prioritizing the use of our fleet assets. The fleet management group also manages the procurement of additional equipment through our capital budget and short-term rentals. All of these factors are critical in allowing us to operate efficiently and meet our customers' needs. Over the last few years, we have increased capital expenditures on our fleet, and we believe these increases will continue to reduce our operating costs over the long-term.

Regulation

        Our operations are subject to various laws and regulations including:

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

Environmental Matters

        As a result of our current and past operations, we are subject to numerous environmental laws and regulations governing our operations, including the use, transport and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which hazardous substances or wastes were discharged by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or otherwise use our properties in certain ways such as collateral for possible financing. We could also be held liable for significant penalties and damages under certain environmental laws and regulations, which could materially and adversely affect our business and results of operations.

        Based on information currently available, we believe that our compliance with environmental laws and regulations will not have a material effect on our financial condition, results of operations and cash flows. We are unable to estimate with certainty the potential impact of compliance efforts and/or environmental remediation actions.

        Additionally, there are significant environmental regulations under consideration to encourage the use of clean energy technologies and regulate emissions of greenhouse gases to address climate change. We regularly monitor the various proposals in this regard. Although the impact of climate change regulations on our business will depend on the specifics of governmental policies, legislation, and regulation, we believe that we will be well-positioned to adapt our business to meet new regulations. See "Item 1A. Risk Factors—We are subject to risks associated with climate change" and "Item 1A. Risk Factors—Our failure to comply with environmental and other laws and regulations could result in significant liabilities."

Seasonality and Cyclical Nature of Business

        The demand for construction and maintenance services from our customers is cyclical in nature and vulnerable to downturns in the industries we serve as well as the economy in general. As a result, our volume of business could be adversely affected by declines or delays in new projects in various geographic regions.

        Although our revenues are primarily driven by spending patterns in our customers' industries, our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, daylight hours, availability of system outages from utilities and holidays. For example, during the winter months, demand for our T&D work may be high, but our work can be delayed due to inclement weather. During the summer months, the demand for our T&D work may be affected by fewer available system outages during which we can perform electrical line service work due to peak electrical demands caused by warmer weather conditions. During the spring and fall months, the demand for our T&D work may increase due to improved weather conditions and system availability; however, extended periods of rain and other severe weather can affect the deployment of our crews and efficiency of operations.

Employees

        We seek to attract and retain highly qualified craft employees by providing a superior work environment through our emphasis on safety, our high quality fleet of equipment, and our competitive compensation. The number of individuals we employ varies significantly throughout the year, typically with lower staffing levels at year end and through the winter months when fewer projects are active. The number of craft employees fluctuates depending on the number and size of projects at any particular time. As of December 31, 2013, we had approximately 3,500 employees, consisting of approximately 600 salaried employees, including executive officers, district managers, project managers, superintendents, estimators, office managers, and staff and clerical personnel, and approximately 2,900 craft employees. Approximately 92% of our craft employees were members of unions, with the majority being members of the International Brotherhood of Electrical Workers ("IBEW"), who are represented by many local unions under agreements with generally uniform terms and varying expiration dates. We generally are not direct parties to such local agreements, but instead these agreements are entered into by and between the IBEW local unions and the National Electrical Contractors Association ("NECA"), of which we are a member. NECA negotiates the terms of these agreements on our behalf. On occasion we will also employ individuals who are members of other trade unions pursuant to multi-employer, multi-union project agreements.

Executive Officers

Name	Age on March 1, 2014	Position
William A. Koertner	64	Chairman, President and Chief Executive Officer
Paul J. Evans	46	Vice President, Chief Financial Officer and Treasurer
Richard S. Swartz, Jr.	50	Senior Vice President and Chief Operating Officer
Gerald B. Engen, Jr.	63	Senior Vice President, Chief Legal Officer and Secretary
Tod M. Cooper	49	Senior Vice President, East
John A. Fluss	62	Group Vice President
William H. Green	70	Senior Vice President
Gregory T. Wolf	45	Vice President and Chief Accounting Officer

        William A. Koertner has served as chairman since December 2007. Mr. Koertner joined us in 1998 as senior vice president, treasurer and chief financial officer and became our president and chief executive officer in December 2003. Prior to joining us, Mr. Koertner served as vice president at Central Illinois Public Service Company from 1989 until 1998.

        Paul J. Evans joined us as vice president, chief financial officer and treasurer in January 2012. From 2010 until joining us, Mr. Evans was president and chief executive officer of a start-up renewable energy company. From 2004 until 2009, Mr. Evans was the treasurer at NorthWestern Energy. Previously, Mr. Evans held corporate operational finance positions at Duke Energy North America, NRG Energy, and McLane Company, Inc.

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

        Tod M. Cooper was appointed senior vice president, east in August 2013. Mr. Cooper served as group vice president, east from 2009 to 2013 and vice president T&D, east from 2006 to 2009. Mr. Cooper has held a number of additional positions since joining us in 1989, including business development manager, regional manager, district manager, and estimator.

        John A. Fluss joined us in 1973 and has served as group vice president since 2002. Mr. Fluss has held a number of positions during his 40 years of employment with us, including vice president of line operations, district manager and district estimator.

        William H. Green has served as senior vice president since May 2011. From December 2003 to May 2011, Mr. Green served as senior vice president and chief operating officer. Prior to December 2003, Mr. Green served as a group vice president.

        Gregory T. Wolf was appointed vice president and chief accounting officer in November 2012. From 2007 until his appointment as chief accounting officer, Mr. Wolf served as vice president of finance and accounting. Previously, Mr. Wolf held various positions in finance and accounting within the company since he joined us in 2000. Prior to joining us, Mr. Wolf served as an officer of a construction company, and previously was in audit and tax with a public accounting firm.

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

  •
  the spending patterns of customers and governments;

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

Our industry is highly competitive.

        Our industry is highly competitive from existing and new entrants into our markets. Increased competition can place downward pressure on contract prices and profit margins and may limit the number of projects that we are awarded. Our industry is fragmented and we compete with other companies, ranging from small, independent firms servicing local markets to larger firms servicing regional and national markets. Relatively few barriers prevent entry into the C&I market and the distribution market. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors in those areas. Competition in the industry depends on a number of factors, including price. Some of our competitors, including our competitors in the transmission market, may have lower labor and overhead cost structures and, therefore, may be able to provide their services at lower prices than ours. In addition, some of our competitors may have greater financial, technological and human resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the markets we serve or maintain our customer base at current levels. We also may face competition from in-house service organizations of our existing or prospective customers. Electric utility companies often employ personnel to internally perform some of the same types of services we do. We cannot be certain that our existing or prospective customers will continue to outsource services in the future.

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

        The demand for infrastructure construction and maintenance services from our customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the industries we serve as well as the economy in general. Stagnant or declining economic conditions have adversely impacted the demand for our services in the past and resulted in the delay, reduction or cancellation of certain projects and may adversely affect us in the future. Unfavorable economic conditions could also cause our customers to outsource less work. Additionally, many of our customers finance their projects through the incurrence of debt or the issuance of equity. A reduction in cash flow or the lack of availability of debt or equity financing may result in a reduction in our customers' spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels. A prolonged economic downturn or recession could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. Consolidation, competition, capital constraints or negative economic conditions in the electric power industry may also result in reduced spending by, or the loss of, one or more of our customers.

        Because the vast majority of our transmission and distribution revenue is derived from the electric utility industry, regulatory and environmental requirements affecting that industry could adversely affect our results of operations. Customers in the electric utility industry we serve face stringent regulatory and environmental requirements as well as permitting processes as they implement plans for their projects, which may result in delays, reductions and cancellations of some of their projects. These regulatory factors have resulted in decreased demand for our services in the past, and they may do so in the future, potentially impacting our operations and our ability to grow at historical levels.

Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of penalties, including liquidated damages.

        Many projects involve challenging engineering, procurement and construction phases that may occur over extended time periods, sometimes over several years. We may encounter difficulties that impact our ability to complete the project in accordance with the original delivery schedule. These difficulties may be the result of delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from our customer's failure to timely obtain permits or rights-of-way or meet other regulatory requirements, weather-related delays, delays caused by difficult worksite environments and other factors, some of which are beyond our control. In addition, for some projects we contract with third-party subcontractors to assist us with the completion of contracts. Any delay or failure by suppliers or by subcontractors in the completion of their portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric transmission lines, solar or wind projects, or other facilities. We may not be able to recover the costs we incur that are caused by delays. In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations, and we may not be able to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.

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

        Our ability to maintain our productivity and our operating results may be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced shortages of certain types of qualified personnel, such as engineers, project managers, field supervisors, and linemen, particularly in certain regions. In addition, our projects are sometimes located in remote areas which can make recruitment and deployment of our employees challenging. During periods with large volumes of storm restoration services work, linemen are frequently recruited across geographic regions to satisfy demand. Many linemen are willing to travel to earn premium wages for such work, which from time-to-time makes it difficult for us to retain these workers for ongoing projects when storm conditions persist. The supply of experienced engineers, project managers, field supervisors, linemen and other skilled workers may not be sufficient to meet current or expected demand. The commencement of new, large-scale infrastructure projects or increased demand for infrastructure improvements, as well as the aging electric utility workforce, may further reduce the pool of skilled workers available to us, even if we are not awarded such projects. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses.

The timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results.

        A substantial portion of our revenues are derived from project-based work that is awarded through a competitive bid process. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of, or failure to obtain projects, delays in awards of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. This can present difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, which could impact our cash flow, expenses and profitability. If an expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments from the customer. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period.

        Many of our contracts may be canceled upon short notice, and we may be unsuccessful in replacing our contracts if they are canceled or as they are completed or expire. We could experience a decrease in our revenue, net income and liquidity if contracts are canceled and if we are unable to replace canceled, completed or expired contracts. Many of our customers have the ability to cancel their contracts with us on short notice, typically 30 to 90 days, even if we are not in default under the contract. Certain of our customers assign work to us on a project-by-project basis under MSAs. Under these agreements, our customers often have no obligation to assign a specific amount of work to us.

Our operations could decline significantly if the anticipated volume of work is not assigned to us or is cancelled. Many of our contracts, including our MSAs, are opened to competitive bid at the expiration of their terms. There can be no assurance that we will be the successful bidder on our existing contracts that come up for re-bid.

Backlog may not be realized or may not result in profits.

        Backlog is difficult to determine accurately, and companies within our industry may define backlog differently. Reductions in backlog due to cancellation, termination or scope adjustment by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts in backlog. In the event of a project cancellation, termination or scope adjustment, we typically have no contractual right to the total revenues reflected in our backlog. The timing of contract awards, duration of large new contracts and the mix of services, subcontracted work and material in our contracts can significantly affect backlog reporting. Given these factors and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot provide assurance as to our customers' requirements or our estimates of backlog. See "Item 1. Business—Backlog" for a discussion on how we calculate backlog for our business.

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

        Larger projects may require substantial financial resources to meet the cash flow, bonding or letter of credit requirements imposed upon contractors by the customer. Future growth also could impose additional demands and responsibilities on members of our senior management.

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

        Successful completion of our contracts may depend on whether our subcontractors successfully fulfill their contractual obligations. If our subcontractors fail to perform their contractual obligations as a result of financial or other difficulties, or if our subcontractors fail to meet the expected completion dates and quality standards, we may be required to incur additional costs and provide additional services in order to make up such shortfall.

We may depend on customers or suppliers to procure material for our projects.

        Our customers often supply the materials necessary for our projects. However, on some projects we rely on suppliers to obtain the necessary materials. Demand for transmission products and services could strain production resources and could create significant lead-time for obtaining such items as large transformers, transmission structures, poles and wire. Our transmission project revenues could be significantly reduced or delayed due to the difficulty that we, our suppliers, or our customers, may experience in obtaining required materials.

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

Legislative or Regulatory actions relating to electricity transmission and renewable energy may impact demand for our services.

        Current and potential legislative or regulatory actions may impact demand for our services. Certain legislation or regulations require utilities to meet reliability standards and encourage installation of new electric transmission and renewable energy generation facilities. However, it is unclear whether these initiatives will create sufficient incentives for projects or result in increased demand for our services.

        While many states have mandates in place that require specified percentages of electricity to be generated from renewable sources, states could reduce those mandates or make them optional, which could reduce, delay or eliminate renewable energy development in the affected states. Additionally, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. The locations of renewable energy projects are often remote and may not be viable unless new or expanded transmission infrastructure to transport the electricity to demand centers is economically feasible. Furthermore, funding for renewable energy initiatives may not be available. These factors could result in fewer renewable energy projects and a delay in the construction of these projects and the related infrastructure, which could negatively impact our business.

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

  •
  unanticipated technical problems with the structures, materials or services being supplied by us, which may require us to incur additional costs to remedy the problem;

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

  •
  an increase in the cost of fuel or other resources;

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

        We maintain insurance policies with respect to automobile liability, general liability, workers' compensation, employers' liability and other coverages, but those policies do not cover all possible claims and are subject to certain deductible limits. We also have an employee health care benefit plan for employees not subject to collective bargaining agreements, which is subject to certain deductible limits. Insurance losses are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety programs, and as a result, our actual losses may exceed our estimates.

The loss of a key customer could have an adverse affect on us.

        Our customer base is highly concentrated, with our top ten customers accounting for 57.8% of our revenue for the year ended December 31, 2013. Much of our success depends on developing and maintaining relationships with our major customers. Our revenue could significantly decline if we lose one or more of our significant customers. In addition, revenues generated from contracts with significant customers may vary from period-to-period depending on the timing and volume of work ordered by such customers in a given period and as a result of competition from the in-house service organizations of our customers.

Our failure to comply with environmental and other laws and regulations could result in significant liabilities.

        Our past, current and future operations are subject to numerous environmental and other laws and regulations governing our operations, including the use, transport and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which hazardous substances or wastes were discharged by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or otherwise use our properties in ways such as collateral for possible financing. We could also be held liable for significant penalties and damages under certain environmental laws and regulations, which could materially and adversely affect our business and results of operations.

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

Unavailability or cancellation of third party insurance coverage would increase our overall risk exposure and could disrupt our operations.

        We maintain insurance coverage from third party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. Although we maintain insurance policies with respect to automobile liability, general liability, workers' compensation, our employee group health program, and other types of coverage, these policies are subject to high deductibles, and we are self-insured up to the amount of those deductibles. There can be no assurance that our insurance coverage will be sufficient or effective under all circumstances or against all claims and liabilities to which we may be subject.

        We renew our insurance policies on an annual basis; therefore, deductibles and levels of insurance coverage may change in future periods. There can be no assurance that any of our existing insurance coverage will be renewed upon the expiration of the coverage period or that future coverage will be affordable at the required limits. In addition, our third party insurers may fail, cancel our coverage, determine to exclude certain items from coverage, or otherwise be unable to provide us with adequate insurance coverage. We may not be able to obtain certain types of insurance or incremental levels of insurance in scope or amount sufficient to cover liabilities we may incur.

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

        We typically provide a warranty for the services we provide, guaranteeing the work performed against defects in workmanship and the material we supply. Warranty claims that we have historically received have not been material because much of the work we perform is inspected by our customers for any defects in construction prior to acceptance of the project. However, if warranty claims occur, it could require us to re-perform the services or to repair or replace the warrantied item, at a cost to us, and could also result in other damages if we are not able to adequately satisfy our warranty obligations. In addition, we may be required under contractual arrangements with our customers to warrant any defects or failures of materials we purchased from third parties. While we generally require the materials suppliers to provide us warranties that are consistent with those we provide to the customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials for which we are not reimbursed. Costs incurred as a result of warranty claims could adversely affect our operating results and financial condition.

We may incur liabilities or suffer negative financial or reputational impacts relating to occupational health and safety matters.

        Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk, and there can be no assurance that we will avoid significant liability exposure. Our business is subject to numerous safety risks, including electrocutions, fires, explosions, mechanical failures, weather-related incidents, transportation accidents and damage to equipment. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. We have suffered serious injuries and fatalities in the past and may suffer additional serious injuries and fatalities in the future. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities. In addition, we have in the past, and we may in the future, be subject to criminal penalties relating to occupational health and safety violations, which have resulted in and could in the future result in substantial costs and liabilities.

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

        We grant trade credit, generally without collateral, to our customers for the purchase of our services. In the past we have had, and in the future we may have, difficulty collecting receivables from customers, particularly those experiencing financial difficulties. Our customers in the T&D segment include investor-owned utilities, municipal utilities, cooperatives, private developers, federally-owned utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. Our customers in the C&I segment include general contractors, commercial and industrial facility owners, local governments and developers located primarily in the western United States. Our customers also include special purpose entities that own T&D projects which do not have the financial resources of traditional transmission utility operators. Consequently, we are subject to potential credit risk related to changes in business and economic factors. Due to our work on large construction projects, a few customers sometimes may comprise a large portion of our receivable balance at any point in time. If any of our major customers experience financial difficulties, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in any of our customers' revenues or cash flows could affect our ability to collect amounts due from them.

We may not be able to compete for, or work on, certain projects if we are not able to obtain any necessary bonds.

        Our contracts may require that we provide to our customers security for the performance of their projects, typically in the form of a performance bond, a payment bond, or both. Under standard terms in the bond market, sureties issue or renew bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds.

        Current or future market conditions, including losses incurred in the construction industry or a decrease in lending activity, may have a negative effect on surety providers. These market conditions, as well as changes in our surety providers' assessment of our operating and financial risk, could also cause our surety providers to decline to issue or renew, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in our availability of bonding capacity, we may be unable to compete for, or work on, certain projects.

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

        As of December 31, 2013, approximately 92% of our craft labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages could adversely impact our relationships with our customers and could cause us to lose business, resulting in decreased revenues.

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

        We have been informed that several of the multi-employer pension plans to which our subsidiaries contribute have been labeled with a "critical" or "endangered" status as defined by the PPA. Although we are not currently aware of any potential significant liabilities to us as a result of these plans being classified as being in critical status, our future results could be impacted. It is unclear what impact the expiration of the PPA at the end of 2014 will have in our obligations to the multi-employer pension plans in which we participate.

We may fail to execute or integrate future acquisitions or joint ventures successfully.

        As part of our growth strategy, we may acquire companies or enter into joint ventures that expand, complement or diversify our business. The number of acquisition targets or joint venture opportunities that meet our criteria may be limited, and we may face competition for these opportunities. Acquisitions or joint ventures that we may pursue may also involve significant cash expenditures, the incurrence or assumption of debt or burdensome regulatory requirements.

        Future acquisitions or joint ventures may expose us to operational challenges and risks, including the diversion of management's attention from our existing business, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves and the potential impairment of acquired intangible assets. Our ability to grow and maintain our competitive position may be affected by our ability to successfully integrate any businesses acquired.

Our business may be affected by seasonal and other variations, including severe weather conditions.

        Although our revenues are primarily driven by spending patterns in our customers' industries, our revenues and results of operations can be subject to seasonal variations, particularly in our T&D segment. These variations are influenced by weather, hours of daylight, customer spending patterns, available system outages from utilities and holidays, and can have a significant impact on our gross margins. Our profitability may decrease during the winter months and during severe weather conditions because work performed during these periods may be restricted and more costly to complete. Additionally, our T&D customers often cannot remove their T&D lines from service during the summer months when consumer demand for electricity is at its peak, delaying the demand for our maintenance and repair services. Working capital needs are also influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring when we increase outdoor construction in weather-affected regions of the country, and we convert working capital assets to cash during the winter months.

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

        As of December 31, 2013 we had approximately $46.6 million of goodwill and $10.2 million of net intangible assets recorded on our balance sheet. Goodwill and indefinite-lived intangible assets are assessed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Although we have not recorded any asset impairment charges in the past, a decline in the estimated results of operations or future cash flows of our reporting units, which are our reportable segments, or an adverse change in market conditions, cost of capital or growth rates could result in an impairment of goodwill or intangible assets.

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

Risks associated with operating in the Canadian market could restrict our ability to expand and harm our business and prospects.

        We have previously disclosed our intention to expand our operations into Canada. However, we do not have recent experience operating in Canada or internationally. There are numerous inherent risks in conducting our business in Canada or internationally including, but not limited to, potential instability in international markets, political, economic and social conditions in foreign countries, and difficult or additional legal and regulatory requirements applicable to our international operations. Limits on our ability to repatriate earnings, exchange controls, and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act, could also adversely impact our operations. Changes in the value of the Canadian dollar could increase or decrease the U.S. dollar value of our profits earned or assets held in Canada. These risks could restrict our ability to provide services to Canadian customers or to operate our Canadian business profitably, and negatively impact our results.

We are subject to risks associated with climate change.

        Climate change may create physical and financial risk. Physical risks from climate change could, among other things, include an increase in extreme weather events (such as floods or hurricanes), rising sea levels and limitations on water availability and quality. Such extreme weather conditions may limit the availability of resources, increasing the costs of our projects, or may cause projects to be delayed or cancelled.

        Additionally, legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation may also negatively impact our operations. The cost of additional environmental regulatory requirements could impact the availability of goods and increase our costs. International treaties or accords could also have an impact on our business to the extent they lead to future governmental regulations. Compliance with any new laws or regulations regarding the reduction of greenhouse gases could result in significant changes to our operations and a significant increase in our cost of conducting business.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal executive offices are located at 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008-4210, the lease term of which expires on January 31, 2020. In addition to our executive offices, our corporate accounting and finance departments, corporate information technology department and certain legal and other personnel are located at this office. As of December 31, 2013, we owned 13 operating facilities and leased many other properties in various locations throughout our service territory. Most of our properties are used as offices or for fleet operations. We believe that our facilities are adequate for our current operating needs. We do not believe that any owned or leased facility is material to our operations and, if necessary, we could obtain replacement facilities for our leased facilities.

Item 3.    Legal Proceedings

        We are, from time-to-time, party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil and criminal penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on our financial position, results of operations, or cash flows.

        We are routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of our past and present businesses as well as in respect of our divested businesses. Some of these include claims related to our current services and operations, environmental claims in respect to historic operations, and asbestos-related claims concerning operations of a divested subsidiary of our predecessor. We believe that we have strong defenses to these claims as well as adequate insurance coverage in the event any environmental or asbestos-related claim is not resolved in our favor. These claims have not had a material impact on us to date, and we believe the likelihood that a future material adverse outcome will result from these claims is remote. However, if facts and circumstances change in the future, we cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on our financial condition, results of operations, or cash flows.

        In November 2009, a subcontractor working for The L. E. Myers Co. ("L. E. Myers"), a subsidiary of the Company, was involved in a vehicular traffic accident in Manatee County, Florida. In May 2011, Allen Young, and subsequently his estate, brought suit against named defendants, including L. E. Myers. Following a jury trial in the Circuit Court of the Twelfth Circuit of the State of Florida for the Manatee County Circuit Civil Division in September 2013, a verdict was entered against named defendants, including L. E. Myers, in favor of the estate of Allen Young, which included compensatory and punitive damages. The trial court subsequently issued a judgment against L. E. Myers for approximately $0.7 million in compensatory damages and $3.6 million in punitive damages. The compensatory damages will be covered under L. E. Myers' insurance. As a result of the punitive damages judgment and L. E. Myers' belief regarding the applicability of the limitations on punitive damages under Florida law, L. E. Myers recorded a legal reserve of $2.3 million during the third quarter of 2013, which represents estimated punitive damages, interest, and the cost of an appeal bond. L. E. Myers has appealed this judgment and intends to continue to defend its position through the appeal process.

        In January 2013, L. E. Myers was joined as a defendant in Northern States Power Company (Wisconsin) v. The City of Ashland, Wisconsin et al., filed in the U.S. District Court for the Western District of Wisconsin. Northern States Power Company alleges that named defendants, including L. E. Myers, contributed to contamination at the Ashland Lakefront Superfund site in Ashland, Wisconsin. Specifically, the lawsuit alleges that L. E. Myers operated a manufactured gas plant at the site for 6 to 12 years of the plant's operation during the time frame from 1885 to 1947. Plaintiff alleges damages of up to $140 million as payment for certain costs it has incurred in connection with contamination at the site. If L. E. Myers is held liable, it would be responsible for a court-determined "equitable" share of the total costs, and possibly a portion of any liability attributable to entities that no longer exist or cannot pay their share of costs. At this time, the extent, if any, of L.E. Myers' involvement with the Ashland Site is unknown and, therefore, potential liability, if any, from being added to this lawsuit cannot be assessed.

        For additional discussion of legal proceedings, see Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 4.    Mine Safety Disclosures

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock, par value $0.01, is listed on The NASDAQ Global Market under the symbol "MYRG."

        The following table sets forth the high and low sales prices of our common stock per share, as reported by The NASDAQ Global Market for each of the periods listed:

	High	Low
Year Ended December 31, 2013
First Quarter	$25.76	$21.20
Second Quarter	$24.64	$19.02
Third Quarter	$24.87	$18.86
Fourth Quarter	$27.30	$22.86
Year Ended December 31, 2012
First Quarter	$23.50	$17.24
Second Quarter	$17.87	$14.18
Third Quarter	$21.46	$13.94
Fourth Quarter	$22.71	$17.60

Holders of Record

        As of February 28, 2014, we had 29 holders of record of our common stock.

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

        The following graph compares, for the period from December 31, 2008 to December 31, 2013, the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor's 500 Index (the "S&P 500 Index"), the Russell 2000 Index, and a peer group index selected by our management that includes seventeen publicly traded companies within our industry (the "Peer Group"). The comparison assumes that $100 was invested on December 31, 2008 and further assumes any dividends were reinvested quarterly. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MYR Group, Inc., the S&P 500 Index, the Russell 2000 Index,
and a Peer Group

*
$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2014 Russell Investment Group. All rights reserved.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
MYR Group, Inc.	100.00	180.70	210.00	191.40	222.50	250.80
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
Peer Group	100.00	106.33	107.19	104.17	131.56	163.73

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

Statement of operations data:

	For the year ended December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009
Contract revenues	$902,729	$998,959	$780,356	$597,077	$631,168
Contract costs	777,852	880,306	694,790	526,357	555,261

Gross profit	124,877	118,653	85,566	70,720	75,907
Selling, general and administrative expenses	69,818	63,575	56,776	44,630	48,467
Amortization of intangible assets	335	335	335	335	335
Gain on sale of property and equipment	(893)	(1,019)	(1,174)	(750)	(418)

Income from operations	55,617	55,762	29,629	26,505	27,523
Other income (expense):
Interest income	9	2	53	58	218
Interest expense	(727)	(852)	(544)	(1,054)	(852)
Other, net	(27)	(222)	(81)	(144)	(208)

Income before provision for income taxes	54,872	54,690	29,057	25,365	26,681
Income tax expense	20,113	20,428	10,759	9,243	9,446

Net income	$34,759	$34,262	$18,298	$16,122	$17,235

Income per common share:
Basic	$1.65	$1.67	$0.90	$0.81	$0.87
Diluted	$1.61	$1.60	$0.87	$0.78	$0.83
Weighted average number of common shares and potential common shares outstanding(1):
Basic	20,821	20,391	20,151	19,883	19,755
Diluted	21,431	21,172	20,993	20,782	20,702

Balance sheet data:

	As of December 31,
(in thousands)	2013	2012	2011	2010	2009
Cash and cash equivalents	$76,454	$19,825	$34,013	$62,623	$37,576
Working capital(2)	119,570	89,507	59,154	85,091	72,815
Total assets	525,422	466,348	412,568	380,148	341,649
Long-term debt	—	—	—	30,000	30,000
Total liabilities	229,331	211,658	196,830	187,439	167,534
Stockholders' equity	$296,091	$254,690	$215,738	$192,709	$174,115

(1)
Diluted weighted average number of common shares and potential common shares outstanding includes the effect of dilutive securities assuming that such securities were exercised into common shares during the period presented. Potential common shares are not included when the inclusion of such shares would be anti-dilutive or if certain performance conditions were not met.

(2)
Working capital represents total current assets less total current liabilities.

Other Data: (Unaudited)

	For the year ended December 31,
(in thousands)	2013	2012	2011	2010	2009
EBITDA(3)	$84,785	$80,696	$49,059	$42,651	$40,840
Backlog(4)	326,094	497,579	692,778	520,942	204,405
Capital expenditures	42,725	37,249	42,342	21,895	29,680
Depreciation and amortization(5)	29,195	25,156	19,511	16,290	13,525
Net cash flows provided by operating activities	95,062	29,999	30,394	44,837	23,911
Net cash flows used in investing activities	(41,574)	(36,045)	(41,036)	(20,617)	(28,932)
Net cash flows (used in) provided by financing activities	$3,141	$(8,142)	$(17,968)	$827	$521

(3)
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

	For the year ended December 31,
(in thousands)	2013	2012	2011	2010	2009
Net income	$34,759	$34,262	$18,298	$16,122	$17,235
Interest expense, net	718	850	491	996	634
Provision for income taxes	20,113	20,428	10,759	9,243	9,446
Depreciation and amortization(5)	29,195	25,156	19,511	16,290	13,525

EBITDA	$84,785	$80,696	$49,059	$42,651	$40,840

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

The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	For the year ended December 31,
(in thousands)	2013	2012	2011	2010	2009
EBITDA	$84,785	$80,696	$49,059	$42,651	$40,840
Add/(subtract)
Interest expense, net	(718)	(850)	(491)	(996)	(634)
Provision for income taxes	(20,113)	(20,428)	(10,759)	(9,243)	(9,446)
Depreciation and amortization	(29,195)	(25,156)	(19,511)	(16,290)	(13,525)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities	32,353	29,857	19,185	18,971	17,991
Changes in operating assets and liabilities	27,950	(34,120)	(7,089)	9,744	(11,315)

Net cash flows provided by operating activities	$95,062	$29,999	$30,394	$44,837	$23,911

(4)
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

(5)
Depreciation and amortization includes depreciation on capital assets and amortization of finite-lived intangible assets.

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

Overview—Introduction

        We are a leading specialty contractor serving the electrical infrastructure market. We manage and report our operations through two industry segments: T&D and C&I. We have operated in the T&D industry since 1891. We are one of the largest national contractors servicing the T&D sector of the electric utility industry, and our customers include many of the leading companies in the industry. We have provided C&I electrical contracting services to facility owners and general contractors in the western United States since 1912.

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

        We had consolidated revenues, for the year ended December 31, 2013, of $902.7 million compared to $999.0 million for the year ended December 31, 2012. For the year ended December 31, 2013, our net income was $34.8 million compared to $34.3 million for the year ended December 31, 2012. Our results for 2013 benefitted from the successful execution of several large transmission projects and the high rate of utilization of our labor and fleet assets, which resulted in higher gross profit and gross margins.

Overview—Segments

        Transmission and Distribution segment.    The T&D segment provides comprehensive solutions to customers in the electric utility industry and the renewable energy industry. Our T&D segment generally serves the electric utility industry as a prime contractor to customers such as electric utilities, cooperatives, municipalities and private developers. Our T&D segment provides a broad range of services on electric transmission and distribution networks and substation facilities which include design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair. The demand for transmission construction and maintenance services increased over the past several years due to the modernization of the existing electric utility infrastructure and the need to integrate renewable generation into the electric power grid.

        For the year ended December 31, 2013, our T&D revenues were $722.4 million or 80.0% of our consolidated revenue, compared to $828.7 million or 83.0% of our consolidated revenue for the year ended December 31, 2012 and $622.0 million or 79.7% of our consolidated revenue for the year ended December 31, 2011. Material and subcontractor cost in our T&D segment comprised approximately 27%, 42%, and 36%, of T&D segment costs for the years ended December 31, 2013, 2012 and 2011, respectively. Revenues from transmission projects represented 84.8%, 82.0%, and 74.3%, of T&D segment revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

        Our T&D segment also provides storm restoration services in response to hurricanes, ice or other storm related events, which typically account for less than 5% of our annual consolidated revenues. In 2013, 2012 and 2011, we recognized revenues from storm restoration services of approximately $14.6 million, $41.3 million and $31.1 million, respectively, which represented approximately 1.6%, 4.1% and 4.0% of our annual consolidated revenues, respectively.

        Measured by revenues in our T&D segment, we provided 55.4%, 42.0% and 49.1% of our T&D services under fixed-price contracts during the years ended December 31, 2013, 2012 and 2011, respectively. We also provide many services to our customers under multi-year maintenance service agreements and other variable service agreements.

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

        For the year ended December 31, 2013, our C&I revenues were $180.3 million or 20.0% of our consolidated revenue, compared to $170.2 million or 17.0% of our consolidated revenue for the year ended December 31, 2012 and $158.4 million or 20.3% of our consolidated revenue for the year ended December 31, 2011.

        Material and subcontractor cost in our C&I segment comprised approximately 44%, 48%, and 52%, of C&I segment costs for the years ended December 31, 2013, 2012 and 2011, respectively. Measured by revenues in our C&I segment, we provided 45.9%, 49.9% and 55.2% of our services under fixed-price contracts for the years ended December 31, 2013, 2012 and 2011, respectively.

Overview—Revenue and Gross Margins

        Revenue Recognition.    We recognize revenue on a percentage-of-completion method of accounting, which is commonly used in the construction industry. The percentage-of-completion accounting method results in recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs (excluding uninstalled direct materials). The profits or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Changes in job performance, labor costs, equipment costs, job conditions, weather, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined. We record adjustments to estimated costs of contracts when we believe the change in estimate is probable and the amounts can be reasonably estimated. These adjustments could result in either increases or decreases in profit margins. The gross margins we record in the current period may not be indicative of margins in future periods.

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

Overview—Economic, Industry and Market Factors

        We operate in competitive markets, which can result in pricing pressures for the services we provide. Work is often awarded through a bidding and selection process, where price is always a principal factor. We generally focus on managing our profitability by: selecting projects that we believe will provide attractive margins; actively monitoring the costs of completing our projects; holding customers accountable for costs related to changes to contract specifications; and rewarding our employees for keeping costs under budget.

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

Overview—Seasonality

        Although our revenues are primarily driven by spending patterns in our customers' industries, our revenues, particularly those derived from our T&D segment, and results of operations can be subject to seasonal variations. These variations are influenced by weather, daylight hours, availability of system outages from utilities, and holidays. During the winter months, demand for our T&D work may be high, but our work can be delayed due to inclement weather. During the summer months, the demand for our T&D work may be affected by fewer available system outages during which we can perform electrical line service work due to peak electrical demands caused by warmer weather conditions. During the spring and fall months, the demand for our T&D work may increase due to improved weather conditions and system availability; however, extended periods of rain and other severe weather can affect the deployment of our crews and efficiency of operations.

        We also provide storm restoration services to our T&D customers. These services tend to have a higher profit margin. However, storm restoration service work that is performed under an MSA typically has similar rates to other work under the agreement. In addition, deploying employees on storm restoration work may, at times, delay work on other transmission and distribution work. Storm restoration service work is unpredictable and can affect results of operations.

Outlook

        In the last three years we benefitted from increased activity and spending in the electrical transmission markets we serve. We continue to expect long term growth in the transmission market,

although the timing of large bids and subsequent construction is likely to be highly variable from year to year. We believe several multi-year transmission projects, exceeding $50.0 million in contract value, will be available for bid in the 2014 to 2015 timeframe. We also expect bidding activity in small to medium sized transmission projects to continue in 2014, as well as improvements in the distribution and C&I markets. We believe that legislative and regulatory actions, state renewable portfolio standards, the aging of the electric grid, and the general improvement of the economy will positively impact the level of spending by our customers. Although competition remains strong, we see these trends as positive factors for us in the future.

        Our business is directly impacted by the level of spending on T&D infrastructure throughout the markets we serve and the level of commercial and industrial electrical construction activity in the western United States. The electric grid is aging and requires significant upgrades and maintenance to meet current and future demands for electricity. In addition, regulatory pressures and the low price of natural gas may accelerate the shut-down of coal-fired generating plants, which could result in the need for line upgrades and new substations. Over the past several years, many utilities have begun to implement plans to improve their transmission systems, improve reliability and reduce congestion. These utilities have started or planned new construction, line upgrades and maintenance projects on many transmission systems. We believe that our customers remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects already in place.

        Although multi-year transmission project bidding activity in 2013 was lower compared to the past several years, we believe that we will begin to see increased bidding activity in 2014. Significant construction on any large multi-year projects awarded in 2014 will not likely occur until 2015. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and right-of-way permits needed to commence construction. Bidding and construction activity for small to medium-size transmission projects and upgrades remains strong, and we expect this trend to continue in 2014, primarily due to reliability and economic drivers. We also believe that the number of competitors in the transmission industry has grown, as a number of engineering, construction and general contractors, who historically have not competed with us, now bid on some projects in our industry. Competition in the transmission market, from existing competition and new entrants, has made winning projects more difficult and has increased pressure on contract margins.

        The Canadian transmission market appears to be entering a substantial growth phase which we expect will extend over the next several years, driven by the need for oil and gas infrastructure, further development of hydropower, load center delivery requirements, and upgrades to aging infrastructure. We are evaluating several near- and long-term Canadian projects and opportunities that we believe would fit our portfolio of work.

        Legislative or regulatory actions may affect demand for the services provided by our T&D segment in the long term, particularly in connection with electric power infrastructure. Federal Energy Regulatory Commission (FERC) Order No. 1000 promotes more efficient and cost-effective development of new transmission facilities, which we believe could have a long-term positive impact on electric transmission line development. We also anticipate increased infrastructure spending over the long term as a result of legislation requiring the electric power industry to meet national and local reliability standards for its transmission and distribution systems and incentives to the industry to invest in and improve maintenance on its systems. The Environmental Protection Agency's Mercury and Air Toxics Standards, or MATS, may force some coal-fired and oil-fired generating plants to discontinue operation. Should this occur, it could result in increased spending by the affected utilities to strengthen their transmission infrastructure to alleviate congestion and deliver new and existing power sources to their regions.

        We believe that renewable resources will be a driver for large transmission project activity. State renewable portfolio standards, which set required or voluntary standards for how much electricity is to be generated from renewable energy sources, as well as general environmental concerns, are driving the development of renewable energy projects. The economic feasibility of renewable energy projects, and therefore the attractiveness of investment in the projects, may depend on the availability of tax incentive programs or the ability of the projects to take advantage of such incentives. The production tax credit was not extended at the end of 2013 and there is no assurance that the government will extend the production tax credit or any tax incentives, or create new incentive or funding programs, for renewable energy programs. We do not know the impact, if any, this will have on our services related to renewable energy projects.

        As a result of reduced spending by utilities on their distribution systems for several years, we believe there is a growing need for sustained investment by utilities on their distribution systems to properly maintain or meet reliability requirements. In 2013 we saw a small increase in bidding activity in some of our electric distribution markets, as economic conditions improved in those areas. We believe that a recovery in the U.S. economy, and in the housing market in particular, over the next few years could provide additional stimulus for spending by our customers on their distribution systems. In addition, we believe there will be a push to strengthen utility distribution systems against major storm-related damage such as what occurred with hurricane Sandy in the Northeast. Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and labor issues. We believe electric utility employee retirements could increase with further economic recovery, which may result in an increase in outsourcing opportunities. We expect to see an incremental increase in distribution opportunities in 2014 and we believe these opportunities will continue to be bid in a competitive market.

        We saw an increase in bidding activity in some of our C&I markets in 2013. Results in our C&I segment improved over the prior year as economic conditions improved slightly. We expect to see continued improvement in both bidding opportunities and margins in our C&I segment in 2014. We expect the long-term growth in our C&I segment to generally track the economic growth of the region and benefit to the extent economic conditions continue to improve in the Southwestern United States.

        We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. In 2013 and 2012 we invested in capital expenditures approximately $42.7 million and $37.2 million, respectively. Most of our capital expenditures supported opportunities in our T&D business. We plan to continue to invest in additional equipment and tooling, substantially through cash flows from operations and cash on hand, with a focus on transmission and distribution. We expect our capital expenditures in 2014 will be similar to our 2013 capital expenditures. Our investment strategy is based on our belief that transmission spending will continue to remain strong over the next several years as electric utilities, cooperatives and municipalities make up for the lack of infrastructure spending in the past, combined with the overall need to integrate new generation into the electric power grid, and our belief that distribution demand will increase over the next several years.

        Our future growth may be organic or through strategic acquisitions or joint ventures that we expect will improve our competitive position within our existing markets or expand our geographic footprint. We established business operations in Alaska in 2013 and are currently reviewing and bidding opportunities in Canada. We believe the economic environment in Alaska and Canada could present favorable T&D bidding opportunities in 2014. We ended 2013 in a strong financial position, which included cash and cash equivalents of $76.5 million and availability of $156.6 million under our credit facility. We believe that our financial and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility for further strategic investments.

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

        Changes in backlog from period to period are primarily the result of fluctuations in the timing of awards and revenue recognition of contracts. The reduction in the 2013 backlog was the result of substantial construction activity performed throughout the year on many multi-year projects awarded in previous periods. These projects have not been replaced with projects of similar size and scope.

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

        Service and Maintenance Compared to New Construction.    In general, new construction work has a higher gross margin than maintenance and repair work. New construction work is often obtained on a fixed-price basis, which carries a higher risk than other types of pricing arrangements because a contractor bears the risk of increased expenses. As such, we generally bid fixed-price contracts with higher profit margins. We typically derive approximately 10% to 25% of our revenue from maintenance and repair work that is performed under pre-established or negotiated prices or cost-plus pricing arrangements which generally allow us a set margin above our costs. Thus, the mix between new construction work, at fixed-price, and maintenance and repair work, at cost-plus, in a given period will impact gross margin in that period.

        Subcontract Work.    Projects that include a greater amount of subcontractor cost can experience lower overall project gross margins as we typically add less mark up to subcontractor cost in our bids than what we would to our labor and equipment cost. In addition, successful completion of our contracts may depend on whether our subcontractors successfully fulfill their contractual obligations. If our subcontractors fail to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to incur additional costs and provide additional services in order to make up such shortfalls.

        Materials versus Labor.    Projects that include a greater amount of material cost can experience lower overall project gross margins as we typically add less mark up to material cost in our bids than what we would to our labor and equipment cost.

        Insurance.    Gross margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. As of December 31, 2013, we carried insurance policies, which were subject to certain deductibles, for workers' compensation, general liability, automobile liability and other coverages. Losses up to the deductible amounts are accrued based upon estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. Estimated insurance losses are determined by our insurance carrier and the appropriateness of those estimates are reviewed by management and updated quarterly.

        Fleet Utilization, Estimation, and Bidding.    We operate a centrally-managed fleet in an effort to achieve the highest equipment utilization. We also develop internal equipment rates which provide our business units with appropriate cost information to estimate bids for new projects. Availability of equipment for a particular contract is determined by our internal fleet ordering process which is designed to optimize the use of internal fleet assets and allocate equipment costs to individual contracts. We believe these processes allow us to utilize our equipment efficiently, which leads to improved gross margins.

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

Consolidated Results of Operations

        The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated:

	For the year ended December 31,
(dollars in thousands)	2013		2012		2011
Contract revenues	$902,729	100.0%	$998,959	100.0%	$780,356	100.0%
Contract costs	777,852	86.2	880,306	88.1	694,790	89.0

Gross profit	124,877	13.8	118,653	11.9	85,566	11.0
Selling, general and administrative expenses	69,818	7.7	63,575	6.4	56,776	7.3
Amortization of intangible assets	335	—	335	—	335	—
Gain on sale of property and equipment	(893)	(0.1)	(1,019)	(0.1)	(1,174)	(0.1)

Income from operations	55,617	6.2	55,762	5.6	29,629	3.8
Other income (expense)
Interest income	9	—	2	—	53	—
Interest expense	(727)	(0.1)	(852)	(0.1)	(544)	(0.1)
Other, net	(27)	—	(222)	—	(81)	—

Income before provision for income taxes	54,872	6.1	54,690	5.5	29,057	3.7
Income tax expense	20,113	2.2	20,428	2.1	10,759	1.4

Net income	$34,759	3.9%	$34,262	3.4%	$18,298	2.3%

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

        Revenues.    Revenues declined $96.3 million, or 9.6%, to $902.7 million for the year ended December 31, 2013 from $999.0 million for the year ended December 31, 2012. The decline was mainly attributable to lower material and subcontractor costs associated with several transmission projects. Material and subcontractor cost comprised approximately 31% of total contract cost in the year ended December 31, 2013, compared to approximately 43% in the year ended December 31, 2012. Revenues from storm work declined $26.7 million to $14.6 million in year ended December 31, 2013 from $41.3 million in the year ended December 31, 2012.

        Gross profit.    Gross profit increased $6.2 million, or 5.2%, to $124.9 million for the year ended December 31, 2013 from $118.7 million for the year ended December 31, 2012. Gross margin increased to 13.8% in the year ended December 31, 2013 from 11.9% in the year ended December 31, 2012. The increase in gross margin was largely due to better project execution, higher equipment utilization and the underlying mix of contract cost components, which included less material and subcontractor cost and more of the Company's labor and equipment cost, on a relative basis. Approximately 0.8% of the gross margin of 13.8% was due to improved contract margins on several large transmission projects as a result of increased productivity levels, cost efficiencies, additional work and effective contract management.

        Selling, general and administrative expenses.    Selling, general and administrative expenses increased approximately $6.2 million, or 9.8%, to $69.8 million for the year ended December 31, 2013 from $63.6 million for the year ended December 31, 2012. The majority of the increase in selling, general and administrative expenses was due to increased legal reserves and expenses of $3.6 million pertaining to ongoing litigation. The remaining increase in selling, general and administrative expenses was primarily attributable to an increase in employee compensation and fringe benefits related to the increased number of personnel to support operations. As a percentage of revenues, selling, general and administrative expenses increased to 7.7% for the year ended December 31, 2013 from 6.4% for the year ended December 31, 2012.

        Gain on sale of property and equipment.    Gains from the sale of property and equipment decreased $0.1million to $0.9 million for the year ended December 31, 2013 from $1.0 million for the year ended December 31, 2012. Gains from the sale of property and equipment are the result of routine sales of property and equipment that are no longer useful or valuable to our ongoing operations.

        Interest expense.    Interest expense decreased to $0.7 million for the year ended December 31, 2013 from $0.9 million for the year ended December 31, 2012 primarily due to interest incurred in the prior year resulting from sales and use tax audits.

        Income tax expense.    The provision for income taxes was $20.1 million for the year ended December 31, 2013, with an effective tax rate of 36.7%, compared to a provision of $20.4 million for the year ended December 31, 2012, with an effective tax rate of 37.4%. The decrease in our overall effective tax rate for the year ended December 31, 2013, was primarily caused by lower state taxes due to changes in the mix of business between states, and other discrete items.

        Net income.    Net income in 2013 increased to $34.8 million for the year ended December 31, 2013 from $34.3 million for the year ended December 31, 2012 for the reasons stated above.

Segment Results

        The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales:

	For the Year Ended December 31,
	2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$722,387	80.0%	$828,711	83.0%
Commercial & Industrial	180,342	20.0	170,248	17.0

Total	$902,729	100.0	$998,959	100.0

Operating income (loss):
Transmission & Distribution	$81,413	11.3	$80,460	9.7
Commercial & Industrial	10,423	5.8	7,647	4.5

Total	91,836	10.2	88,107	8.8
Corporate	(36,219)	(4.0)	(32,345)	(3.2)

Consolidated	$55,617	6.2%	$55,762	5.6%

Transmission & Distribution

        Revenues for our T&D segment for the year ended December 31, 2013 were $722.4 million compared to $828.7 million for the year ended December 31, 2012, a decrease of $106.3 million or 12.8%. The decrease in revenues was primarily the result of lower material and subcontractor costs associated with several large transmission projects. Material and subcontractor costs in our T&D segment comprised approximately 27% of total contract costs in the year ended December 31, 2013, compared to approximately 42% in the year ended December 31, 2012. Revenues from storm work declined $26.7 million to $14.6 million in year ended December 31, 2013 from $41.3 million in the year ended December 31, 2012.

        Revenues from transmission projects represented 84.8% and 82.0% of T&D segment revenue for the years ended December 31, 2013 and 2012, respectively. Additionally, for the year ended December 31, 2013, measured by revenue in our T&D segment, we provided 55.4% of our T&D services under fixed-price contracts, as compared to 42.0% for the year ended December 31, 2012.

        Operating income for our T&D segment for the year ended December 31, 2013 was $81.4 million compared to $80.5 million for the year ended December 31, 2012, as lower volume in large transmission projects was largely offset by higher contract margins on several large transmission projects. Operating income, as a percentage of revenues, for our T&D segment increased to 11.3% for the year ended December 31, 2013 from 9.7% for the year ended December 31, 2012. The increase in operating income, as a percentage of revenues, was mainly due to improved project margins on several large transmission projects as a result of increased productivity levels, cost efficiencies, additional work, and effective contract management. Additionally, an increase in equipment utilization led to improved operating income as a percentage of revenues for the year ended December 31, 2013.

Commercial & Industrial

        Revenues for our C&I segment for the year ended December 31, 2013 were $180.3 million compared to $170.2 million for the year ended December 31, 2012, an increase of $10.1 million or 5.9%. The increase in C&I revenues was mainly due to an increase in from a few large projects.

Material and subcontractor cost in our C&I segment comprised approximately 44% of total contract cost in the year ended December 31, 2013, compared to approximately 48% in the year ended December 31, 2012.

        For the year ended December 31, 2013, measured by revenue in our C&I segment, we provided 45.9% of our services under fixed-price contracts, as compared to 49.9% for the year ended December 31, 2012.

        Operating income for our C&I segment for the year ended December 31, 2013 was $10.4 million compared to $7.6 million for the year ended December 31, 2012, an increase of $2.8 million, or 36.3%. As a percentage of revenues, operating income for our C&I segment increased to 5.8% for the year ended December 31, 2013 from 4.5% for the year ended December 31, 2012. The increase in operating income, as a percentage of revenues, in the C&I segment was primarily attributable to an overall increase in margins on projects of all sizes.

Corporate

        The increase in corporate expenses in 2013 was primarily due to increased legal reserves and expenses of $3.6 million pertaining to ongoing litigation. The remaining increase in corporate expenses was due to increased employee compensation and fringe benefits related to the increased number of personnel to support operations.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

        Revenues.    Revenues increased $218.6 million, or 28.0%, to $999.0 million for the year ended December 31, 2012 from $780.4 million for the year ended December 31, 2011. The majority of the increase in revenues was the result of an increase in revenues from a few large transmission projects (greater than $10.0 million in contract value). Our revenues in 2012 grew in part from certain large transmission projects whose underlying contract cost for the period included a greater than normal amount of material and subcontractor costs, which contributed to the higher revenues. Revenues also increased from many small (less than $3.0 million in contract value) and medium-sized (between $3.0 million and $10.0 million in contract value) transmission projects, as well as from small and medium-sized C&I projects.

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

        Income tax expense.    The provision for income taxes was $20.4 million for the year ended December 31, 2012, with an effective tax rate of 37.4%, compared to a provision of $10.8 million for the year ended December 31, 2011, with an effective tax rate of 37.0%. The increase in our overall effective tax rate for the year ended December 31, 2012, was mainly due to differences in discrete tax adjustment items between the periods.

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

Liquidity and Capital Resources

        As of December 31, 2013, we had cash and cash equivalents of $76.5 million and working capital of $119.6 million. During the year ended December 31, 2013, consolidated operating activities of our business resulted in net cash flow from operations of $95.1 million compared to $30.0 million for the year ended December 31, 2012. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide our customers. We used net cash in investing activities of $41.6 million, including $42.7 million used for capital expenditures offset by approximately $1.1 million of proceeds from the sale of property and equipment. Financing activities provided cash of $3.1 million, primarily related to the exercise of stock options and the related tax benefits.

        The changes in various working capital accounts (such as: accounts receivable, including retention; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts) are due to normal timing fluctuations in our operating activities. In particular, the gross amount of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts provided cash of $30.1 million in 2013, compared to using cash of $39.7 million in 2012, largely due to the substantial completion of several large transmission projects. We typically experience higher working capital needs in the early stages of projects, when cash is being used for personnel, equipment, supplies and other project costs prior to cash flow being received from the customer. As the project progresses, the working capital needs typically stabilize or decrease as cash flow from customers begins to meet or exceed cash outlaid for operating expenses. As several large transmission projects reached substantial completion in 2013, costs and estimated earnings in excess of billings on uncompleted contracts provided $21.3 million in cash, compared to using $18.1 million in 2012.

        We anticipate that our cash and cash equivalents on hand, our $156.6 million borrowing availability under our credit facility, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures. We expect our capital expenditures in 2014 will be similar to our 2013 capital expenditures. Although we believe that we have adequate cash and availability under our credit facility to meet our liquidity needs, our involvement in any multi-year transmission projects or the acquisition of other companies may require additional capital, depending upon the size of the project or the acquisition and the financial terms of the underlying agreement.

        On August 1, 2012, the Company's Board of Directors authorized the repurchase of up to $20.0 million of the Company's common stock, and the Company subsequently established a Rule 10b5-1 plan to facilitate this repurchase. The share repurchase program was authorized through August 9, 2013. In May 2013, the Company's Board of Directors approved an extension of the program through August 9, 2014 and increased the size of the program to $22.5 million. No shares have been repurchased under this program.

Debt Instruments

        On December 21, 2011, we entered into a five-year syndicated credit agreement (the "Credit Agreement") for an initial facility of $175.0 million. The entire facility is available for revolving loans and the issuance of letters of credit, and up to $25.0 million of the facility is available for swingline loans. We have the option to increase the commitments under the Credit Agreement or enter into incremental term loans, subject to certain conditions, by up to an additional $75.0 million upon receipt of additional commitments from new or existing lenders.

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

        Under the Credit Agreement, we are subject to certain financial covenants, a leveraged debt ratio and a minimum interest coverage ratio and we were in compliance at December 31, 2013. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

        As of December 31, 2013, we had no debt outstanding. We had approximately $18.4 million in irrevocable standby letters of credit outstanding under our Credit Agreement at an interest rate of 1.125%. As of December 31, 2013, we had $156.6 million available for borrowing under our Credit Agreement. As of December 31, 2012, we had no debt outstanding. We had approximately $19.7 million in irrevocable standby letters of credit outstanding under our Credit Agreement at an interest rate of 1.125%.

Off-Balance Sheet Arrangements

        As is common in our industry, we enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations and bond guarantees entered into in the normal course of business. We have not engaged in any off-balance sheet financing arrangements through special purpose entities.

Leases

        We enter into non-cancelable operating leases for some of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. At December 31, 2013, we had no leases with residual value guarantees.

        We typically have purchase options on the equipment underlying our long-term operating leases and many of our short-term rental arrangements. We exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive.

Purchase Commitments for Construction Equipment

        As of December 31, 2013, we had approximately $6.1 million in outstanding purchase obligations for certain construction equipment to be paid, with most of the cash outlay scheduled to occur over the first five months of 2014.

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

        At December 31, 2013 we had $18.4 million in irrevocable standby letters of credit outstanding under our Credit Agreement at an interest rate of 1.125%, including one for $17.5 million related to the Company's payment obligation under its insurance programs and another for approximately $0.9 million related to contract performance obligations.

Performance and Payment Bonds

        Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2013, an aggregate of approximately $889.1 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $147.6 million as of December 31, 2013.

Contractual Obligations

        As of December 31, 2013, our future contractual obligations are as follows:

(in thousands)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Other
Operating lease obligations	$3,835	$1,873	$1,330	$433	$199	$—
Purchase obligations	6,102	6,102	—	—	—	—
Income tax contingencies	846	—	—	—	—	846

Total	$10,783	$7,975	$1,330	$433	$199	$846

        Excluded from the above table are our multi-employer pension plan contributions, which are determined annually, based on our union employee payrolls, and which cannot be determined for future periods in advance.

        The amount of income tax contingencies has been presented in the "Other" column in the table above due to the fact that the period of future payment cannot be reliably estimated. For further information, refer to Note 9 to the Consolidated Financial Statements.

Concentration of Credit Risk

        We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2013, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 14.4% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of December 31, 2012, two customers individually exceeded 10.0% of consolidated accounts receivable with approximately 24.6% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

Inflation

        Inflation did not have a significant effect on our results during the years ended December 31, 2013, 2012 or 2011.

New Accounting Pronouncements

        We adopted updates to several accounting standards in 2013, as explained in Note 1 to the Consolidated Financial Statements. The adoption of these standard modifications did not have a material impact on our consolidated financial condition, results of operations or cash flows, although there were impacts to our financial statement disclosures.

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

        In 2013, the FASB reissued an exposure draft, Leases, which would result in significant changes to the accounting requirements for both lessees and lessors in ASC Topic 840, Leases. As the standard-setting process is still ongoing, we are unable to determine the impact this proposed change in accounting will have in the Company's consolidated financial statements at this time.

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

        Impairment of Goodwill and Intangibles.    Goodwill and intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. We review goodwill and intangible assets with indefinite lives for impairment on an annual basis at the beginning of the fourth quarter, or when circumstances change, such as a significant adverse change in the business climate or the decision to sell a business, both of which would indicate that impairment may have occurred. We perform a qualitative assessment to determine whether it is necessary to perform a two-step goodwill impairment test. The qualitative assessment considers financial, industry, segment and macroeconomic factors. If the qualitative assessment indicates a potential for impairment, the two-step method is used to determine if impairment exists. The two-step method begins with a comparison of the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. The company also performs a qualitative assessment on intangible assets with indefinite lives. If the qualitative assessment indicates a potential for impairment, the two-step method is used to determine if impairment exists. If the carrying value of goodwill or other indefinite lived assets exceeds its implied fair value, an impairment charge is recorded in the statement of operations.

        Our annual qualitative assessment performed in 2013 determined it was not necessary to perform a two-step goodwill impairment test. As a result of the Company's annual impairment review process, no impairment charges to goodwill or intangible assets were recorded during 2013, 2012 or 2011.

        Insurance.    We carry insurance policies, which are subject to certain deductibles, for workers' compensation, general liability, automobile liability and other coverages. Our deductible for each line of coverage is $1.0 million. Once a policy's claim aggregate is reached per line of coverage, the deductible for that policy is reduced to $0.5 million per claim.

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

        Income Taxes.    We follow the liability method of accounting for income taxes. Under this method, deferred assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        As of December 31, 2013, we were not parties to any derivative instruments. We did not use any material derivative financial instruments during the years ended December 31, 2013, 2012 or 2011, including trading or speculation on changes in interest rates, or commodity prices of materials used in our business.

        Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If the prime rate, federal funds rate or LIBOR rises, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. We had no borrowings outstanding under the Credit Agreement as of December 31, 2013. If we had borrowings outstanding under the Credit Agreement as of December 31, 2013, the borrowings would have accrued annual interest at the one-month LIBOR in effect at each month end plus a spread of 1.00%, based upon our current leverage ratio, as defined in the Credit Agreement.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

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

        Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this report on Form 10-K, has audited the effectiveness of MYR Group's internal control over financial reporting as of December 31, 2013 as stated in their report which appears herein.

March 5, 2014

 Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc.

        We have audited the accompanying consolidated balance sheets of MYR Group Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MYR Group Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MYR Group Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 5, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 5, 2014

 Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc.

        We have audited MYR Group Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). MYR Group Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, MYR Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MYR Group Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of MYR Group Inc. and our report dated March 5, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 5, 2014

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$76,454	$19,825
Accounts receivable, net of allowances of $1,132 and $1,305, respectively	173,468	167,241
Costs and estimated earnings in excess of billings on uncompleted contracts	40,519	61,773
Deferred income tax assets	14,550	12,742
Receivable for insurance claims in excess of deductibles	11,389	11,379
Refundable income taxes	1,286	1,044
Other current assets	6,283	4,396

Total current assets	323,949	278,400
Property and equipment, net of accumulated depreciation of $115,679 and $88,042, respectively	142,931	128,911
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $2,893 and $2,558, respectively	10,199	10,534
Other assets	1,744	1,904

Total assets	$525,422	$466,348

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$79,605	$84,481
Billings in excess of costs and estimated earnings on uncompleted contracts	52,952	32,589
Accrued self insurance	39,111	39,583
Other current liabilities	32,711	32,240

Total current liabilities	204,379	188,893
Deferred income tax liabilities	23,719	21,530
Other liabilities	1,233	1,235

Total liabilities	229,331	211,658

Commitments and contingencies
Stockholders' equity
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2013 and 2012	$—	$—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 21,223,076 and 20,747,161 shares issued and outstanding at December 31, 2013 and 2012, respectively	210	206
Additional paid-in capital	161,202	154,564
Retained earnings	134,679	99,920

Total stockholders' equity	296,091	254,690

Total liabilities and stockholders' equity	$525,422	$466,348

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2013	2012	2011
Contract revenues	$902,729	$998,959	$780,356
Contract costs	777,852	880,306	694,790

Gross profit	124,877	118,653	85,566
Selling, general and administrative expenses	69,818	63,575	56,776
Amortization of intangible assets	335	335	335
Gain on sale of property and equipment	(893)	(1,019)	(1,174)

Income from operations	55,617	55,762	29,629
Other income (expense):
Interest income	9	2	53
Interest expense	(727)	(852)	(544)
Other, net	(27)	(222)	(81)

Income before provision for income taxes	54,872	54,690	29,057
Income tax expense	20,113	20,428	10,759

Net income	$34,759	$34,262	$18,298

Income per common share:
—Basic	$1.65	$1.67	$0.90
—Diluted	$1.61	$1.60	$0.87
Weighted average number of common shares and potential common shares outstanding:
—Basic	20,821	20,391	20,151
—Diluted	21,431	21,172	20,993

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

		Common Stock
	Preferred Stock			Additional Paid-In Capital	Retained Earnings
(in thousands)		Shares	Amount			Total
Balance at December 31, 2010	$—	20,007	$200	$145,149	$47,360	$192,709
Net income	—	—	—	—	18,298	18,298
Stock issued under compensation plans, net	—	396	3	1,287	—	1,290
Tax benefit from stock-based awards	—	—	—	1,266	—	1,266
Stock-based compensation expense	—	—	—	2,130	—	2,130
Stock issued—other	—	2	—	45	—	45

Balance at December 31, 2011	—	20,405	203	149,877	65,658	215,738
Net income	—	—	—	—	34,262	34,262
Stock issued under compensation plans, net	—	340	3	1,306	—	1,309
Tax benefit from stock-based awards	—	—	—	419	—	419
Stock-based compensation expense	—	—	—	2,924	—	2,924
Stock issued—other	—	2	—	38	—	38

Balance at December 31, 2012	—	20,747	206	154,564	99,920	254,690
Net income	—	—	—	—	34,759	34,759
Stock issued under compensation plans, net	—	473	4	1,758	—	1,762
Tax benefit from stock-based awards	—	—	—	1,305	—	1,305
Stock-based compensation expense	—	—	—	3,519	—	3,519
Stock issued—other	—	3	—	56	—	56

Balance at December 31, 2013	$—	21,223	$210	$161,202	$134,679	$296,091

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$34,759	$34,262	$18,298
Adjustments to reconcile net income to net cash flows provided by operating activities—
Depreciation and amortization of property and equipment	28,860	24,821	19,176
Amortization of intangible assets	335	335	335
Stock-based compensation expense	3,519	2,923	2,130
Deferred income taxes	381	2,687	(1,326)
Gain on sale of property and equipment	(893)	(1,019)	(1,174)
Other non-cash items	151	110	44
Changes in operating assets and liabilities
Accounts receivable, net	(6,227)	(40,330)	(19,739)
Costs and estimated earnings in excess of billings on uncompleted contracts	21,254	(18,079)	(14,395)
Construction materials inventory	—	4,003	(4,003)
Receivable for insurance claims in excess of deductibles	(10)	(1,257)	(1,700)
Other assets	(2,138)	(1,619)	2,293
Accounts payable	(5,289)	11,067	35,062
Billings in excess of costs and estimated earnings on uncompleted contracts	20,363	7,644	(20,560)
Accrued self insurance	(472)	733	4,806
Other liabilities	469	3,718	11,147

Net cash flows provided by operating activities	95,062	29,999	30,394

Cash flows from investing activities:
Proceeds from sale of property and equipment	1,151	1,204	1,306
Purchases of property and equipment	(42,725)	(37,249)	(42,342)

Net cash flows used in investing activities	(41,574)	(36,045)	(41,036)

Cash flows from financing activities:
Repayments on term loan	—	—	(30,000)
Net borrowings (repayments) on revolving credit facility	—	(10,000)	10,000
Employee stock option transactions	1,762	1,309	1,290
Excess tax benefit from stock-based awards	1,323	524	1,266
Debt issuance costs	—	(13)	(569)
Other financing activities	56	38	45

Net cash flows provided by (used in) financing activities	3,141	(8,142)	(17,968)

Net increase (decrease) in cash and cash equivalents	56,629	(14,188)	(28,610)
Cash and cash equivalents:
Beginning of period	19,825	34,013	62,623

End of period	$76,454	$19,825	$34,013

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies

Organization and Business

        MYR Group Inc. ("the Company") is a holding company of specialty electrical construction service providers and is currently conducting operations through wholly-owned subsidiaries including: The L. E. Myers Co., a Delaware corporation; Harlan Electric Company, a Michigan corporation; Hawkeye Construction, Inc., an Oregon corporation; Great Southwestern Construction, Inc., a Colorado corporation; Sturgeon Electric Company, Inc., a Michigan corporation; and MYR Transmission Services, Inc., a Delaware corporation.

        The Company performs construction services in two business segments: Transmission and Distribution ("T&D"), and Commercial and Industrial ("C&I"). T&D customers include electric utilities, cooperatives, municipalities and private developers. The Company provides a broad range of services, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair. The Company also provides C&I electrical contracting services to property owners and general contractors in the western United States.

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

1. Organization, Business and Significant Accounting Policies (Continued)

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

        During the twelve-month period ended December 31, 2013, the Company revised its cost estimates on several large transmission projects, which resulted in the recognition of approximately 0.8% of additional gross margin.

Advertising

        Advertising costs are expensed when incurred. Advertising costs, included in selling, general and administrative expenses, were $0.3 million, $0.5 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Income Taxes

        The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled.

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

1. Organization, Business and Significant Accounting Policies (Continued)

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

Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2013 and 2012, the Company held its cash in checking accounts or in highly liquid money market funds.

Accounts Receivable and Allowance for Doubtful Accounts

        The Company does not charge interest to its customers and carries its customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contract and acceptance by the customer, or earlier as provided by the contract. Based on the Company's experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. The Company estimates that approximately 90% of retainage recorded at December 31, 2013 will be collected within one year.

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

1. Organization, Business and Significant Accounting Policies (Continued)

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

Construction Materials Inventory

        When required, the Company provides construction materials for projects. Construction materials which have not yet been installed are included in construction materials inventory. Construction materials inventories are stated at the lower of cost or market, as determined by the specific identification method. As of December 31, 2013 and 2012 the Company did not carry any construction materials inventory.

Property and Equipment

        Property and equipment is carried at cost. Depreciation for buildings and improvements, including land improvements, is computed using the straight-line method over estimated useful lives ranging from three years to thirty-nine years. Depreciation for construction equipment, including large tool purchases, is computed using the straight-line method over estimated useful lives ranging from two years to twelve years. Depreciation for office equipment is computed using the straight-line method over the estimated useful lives ranging from three years to eight years. Major modifications or refurbishments which extend the useful life of the assets are capitalized and depreciated over the adjusted remaining useful life of the assets. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized into income from operations. The cost of maintenance and repairs is charged to expense as incurred.

        The Company leases certain real estate, construction equipment and office equipment. Real estate is generally leased for terms up to ten years in duration. No new construction equipment leases have been entered into since 2010, although the Company continues to rent some equipment under short-term, cancelable agreements. The terms and conditions of material leases are reviewed at inception to determine the classification (operating or capital) of the lease. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with Accounting Standards Codification ("ASC") Topic 840-10-25.

Insurance

        The Company carries insurance policies, which are subject to certain deductibles, for workers' compensation, general liability, automobile liability and other coverages. The deductible for each line of

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization, Business and Significant Accounting Policies (Continued)

coverage is $1.0 million. Certain of the Company's health insurance benefit plans are subject to a $0.1 million deductible for qualified individuals. Losses up to the stop loss amounts are accrued based upon the Company's estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

        The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the stop loss deductible, a corresponding receivable for amounts in excess of the stop loss deductible is included in current assets in the consolidated balance sheets.

Goodwill and Intangible Assets

        Goodwill and intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The Company reviews goodwill and intangible assets with indefinite lives for impairment on an annual basis at the beginning of the fourth quarter, or when circumstances change, such as a significant adverse change in the business climate or the decision to sell a business, both of which would indicate that impairment may have occurred. The Company performs a qualitative assessment to determine whether it is necessary to perform a two-step goodwill impairment test. The qualitative assessment considers financial, industry, segment and macroeconomic factors. If the qualitative assessment indicates a potential for impairment, the two-step method is used to determine if impairment exists. The two-step method begins with a comparison of the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. The company also performs a qualitative assessment on intangible assets with indefinite lives. If the qualitative assessment indicates a potential for impairment, the two-step method is used to determine if impairment exists. If the carrying value of goodwill or other indefinite lived assets exceeds its implied fair value, an impairment charge is recorded in the statement of operations.

        The qualitative assessment performed in 2013 determined it was not necessary to perform a two-step goodwill impairment test. As a result of the Company's annual impairment review process, no impairment charges to goodwill or intangible assets were recorded during 2013, 2012 or 2011.

Concentrations

        Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalent balances with large financial institutions which are believed to be high quality institutions.

        The Company grants trade credit under normal payment terms, generally without collateral, to its customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, the Company may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2013, one customer individually exceeded 10.0% of consolidated accounts receivable with an aggregate of

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization, Business and Significant Accounting Policies (Continued)

approximately 14.4% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of December 31, 2012, two customers individually exceeded 10.0% of consolidated accounts receivable with an aggregate of approximately 24.6% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). The Company believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

        The Company is subject to a concentration of risk because it derives a significant portion of its revenues from a few customers. The Company's top ten customers accounted for approximately 57.8%, 59.6% and 58.1% of consolidated revenues for the years ended December 31, 2013, 2012 and 2011, respectively. One T&D customer, Cross Texas Transmission, LLC, accounted for 15.1% of our revenues for the year ended December 31, 2012. No other customer accounted for more than 10.0% of revenues for the years ended December 31, 2013, 2012 and 2011.

        As of December 31, 2013, approximately 92% of the Company's craft labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, the Company cannot be certain that strikes or work stoppages will not occur in the future.

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

1. Organization, Business and Significant Accounting Policies (Continued)

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

        As of December 31, 2013 and 2012, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs.

3. Accounts Receivable

        Accounts receivable consisted of the following at December 31:

(in thousands)	2013	2012
Contract receivables	$113,572	$112,316
Contract retainages	60,694	56,053
Other	334	177

	174,600	168,546
Less: Allowance for doubtful accounts	(1,132)	(1,305)

	$173,468	$167,241

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Accounts Receivable (Continued)

        The roll-forward activity of allowance for doubtful accounts was as follows for the years ended December 31:

(in thousands)	2013	2012
Balance at beginning of period	$(1,305)	$(1,078)
Reduction in (provision for) allowances	159	(383)
Write offs, net of recoveries	14	156

Balance at end of period	$(1,132)	$(1,305)

4. Contracts in Process

        The net asset (liability)position for contracts in process consisted of the following at December 31:

(in thousands)	2013	2012
Costs and estimated earnings on uncompleted contracts	$1,748,204	$1,439,455
Less: Billings to date	1,760,637	1,410,271

	$(12,433)	$29,184

        The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows at December 31:

(in thousands)	2013	2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$40,519	$61,773
Billings in excess of costs and estimated earnings on uncompleted contracts	(52,952)	(32,589)

	$(12,433)	$29,184

5. Property and Equipment

        Property and equipment consisted of the following at December 31:

(dollars in thousands)	Estimated Useful Life in Years	2013	2012
Land	—	$4,360	$3,990
Buildings and improvements	3 to 39	16,082	13,096
Construction equipment	2 to 12	233,051	195,085
Office equipment	3 to 8	5,117	4,782

		258,610	216,953
Less: Accumulated depreciation and amortization		(115,679)	(88,042)

		$142,931	$128,911

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property and Equipment (Continued)

        Depreciation and amortization expense of property and equipment for the years ended December 31, 2013, 2012 and 2011were $28.9 million, $24.8 million, and $19.2 million, respectively.

6. Goodwill and Intangible Assets

        Goodwill and intangible assets consisted of the following at December 31:

	2013			2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
T&D	$40,042	$—	$40,042	$40,042	$—	$40,042
C&I	6,557	—	6,557	6,557	—	6,557
Amortizable Intangible Assets
Backlog	521	521	—	521	521	—
Customer relationships	4,015	2,372	1,643	4,015	2,037	1,978
Indefinite-lived Intangible Assets
Trade names	8,556	—	8,556	8,556	—	8,556

	$59,691	$2,893	$56,798	$59,691	$2,558	$57,133

        Customer relationships are being amortized on a straight-line method over an estimated useful life of 12 years, with 4.9 years remaining, and have been determined to have no residual value. Trade names have been determined to have indefinite lives and, therefore, are not being amortized. Intangible asset amortization expense was $0.3 million for each of the years ended December 31, 2013, 2012 and 2011. Intangible asset amortization expense for the years subsequent to December 31, 2013 is expected to be approximately $0.3 million for each of the years from 2014 to 2018.

7. Accrued Liabilities

        Other current liabilities consisted of the following at December 31:

(in thousands)	2013	2012
Payroll and incentive compensation	$10,647	$10,695
Union dues and benefits	7,122	6,210
Profit sharing and thrift plan	2,862	4,679
Taxes, other than income taxes	4,286	5,771
Legal settlements	2,869	—
Other	4,925	4,885

	$32,711	$32,240

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Debt and Borrowing Arrangements

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

        Under the Credit Agreement, the Company is subject to certain financial covenants and must maintain a maximum leveraged debt ratio of 3.0 and a minimum interest coverage ratio of 3.0. The Company was in compliance with the financial covenants at December 31, 2013, as well as in all previous quarters. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

        The Company had no revolving loans outstanding under the credit agreement as of December 31, 2013 and 2012. As of December 31, 2013 and 2012, the Company had approximately $18.4 million and $19.7 million, respectively, in irrevocable standby letters of credit outstanding under the facility at an interest rate of 1.125%. The Company had $156.6 million available for borrowing under the Credit Agreement as of December 31, 2013.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes

        The income tax provision consisted of the following for the years ended December 31:

(in thousands)	2013	2012	2011
Current
Federal	$16,812	$14,856	$10,047
State	2,920	2,885	2,038

	19,732	17,741	12,085

Deferred
Federal	218	2,396	(1,039)
State	163	291	(287)

	381	2,687	(1,326)

Income tax expense	$20,113	$20,428	$10,759

        The differences between the U.S. federal statutory tax rate and the Company's effective tax rate for continuing operations were as follows for the years ended December 31:

	2013	2012	2011
U.S federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax expense	3.5	3.8	4.5
Provision to return adjustments, net	(0.3)	(0.2)	(0.3)
Deferred tax adjustments, net	—	—	(0.1)
Domestic production/manufacturing deduction	(2.0)	(2.0)	(2.7)
Non-deductible meals and entertainment	0.4	0.4	0.7
Research and development credit	—	(0.1)	(0.1)
Other, net	0.1	0.5	—

	36.7%	37.4%	37.0%

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        The net deferred tax assets and (liabilities) arising from temporary differences was as follows at December 31:

(in thousands)	2013	2012
Deferred income tax assets:
Self insurance reserves	$8,643	$9,439
Contract loss reserves	435	49
Stock-based awards	4,245	5,099
Bonus	2,884	1,931
Other	2,588	1,322

Total deferred income tax assets	18,795	17,840

Deferred income tax liabilities:
Property and equipment—tax over book depreciation	(24,037)	(22,572)
Intangible assets—tax over book amortization	(3,927)	(4,056)

Total deferred income tax liabilities	(27,964)	(26,628)

Net deferred income taxes	$(9,169)	$(8,788)

        The balance sheet classification of deferred income taxes is as follows:

(in thousands)	2013	2012
Current deferred income tax assets	$14,550	$12,742
Non-current deferred income tax liabilities	(23,719)	(21,530)

	$(9,169)	$(8,788)

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

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        The following is a reconciliation of the beginning and ending liabilities for unrecognized tax benefits at December 31:

(in thousands)	2013	2012
Balance at beginning of period	$655	$567
Gross increases in current period tax positions	132	186
Gross increases in prior period tax positions	55	134
Gross decreases in prior period tax positions	(185)	(232)

Balance at end of period	657	655
Accrued interest and penalties at end of period	189	185

Total liability for unrecognized tax benefits	$846	$840

        The liability for unrecognized tax benefits, including accrued interest and penalties, were included in other liabilities in the accompanying consolidated balance sheets. The amount of interest and penalties charged or credited to income tax expense as a result of the unrecognized tax benefits was $0.0, $0.2 and $0.1 million for the year ended December 31, 2013, 2012 and 2011, respectively.

10. Commitments and Contingencies

Letters of Credit

        As of December 31, 2013, the Company had irrevocable standby letters of credit outstanding of approximately $18.4 million, including one for $17.5 million related to the Company's payment obligation under its insurance programs and another for approximately $0.9 million related to contract performance obligations. As of December 31, 2012, the Company had approximately $19.7 million in outstanding irrevocable standby letters of credit, including one for $17.5 million related to the Company's payment obligation under its insurance programs and another for approximately $2.2 million related to contract performance obligations.

Leases

        The Company leases real estate, construction equipment and office equipment under operating leases with remaining lease terms ranging from one to seven years. As of December 31, 2013, future minimum lease payments for these operating leases were as follows: $1.9 million for 2014, $0.9 million for 2015, $0.4 million for 2016, $0.2 million for 2017, $0.2 million for 2018 and $0.2 million thereafter. The Company had no leases in effect in 2013 or 2012 that included guaranteed residual values.

        Rent expense includes lease payments as well as rent on items that are rented under cancellable rental agreements. Total rent expense for the years ended December 31, 2013, 2012 and 2011, was $51.2 million, $43.1 million and $32.2 million, respectively.

Purchase Commitments for Construction Equipment

        As of December 31, 2013, the Company had approximately $6.1 million in outstanding purchase obligations for certain construction equipment, with most of the cash outlay scheduled to occur during the next five months.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

Insurance and Claims Accruals

        The Company carries insurance policies, which are subject to certain deductibles, for workers' compensation, general liability, automobile liability and other coverages. The deductible for each line of coverage is $1.0 million. Certain of the Company's health insurance benefit plans are subject to a $0.1million deductible for qualified individuals. Losses up to the stop loss amounts are accrued based upon the Company's estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

        The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the stop loss deductible, a corresponding receivable for amounts in excess of the stop loss deductible is included in current assets in the consolidated balance sheets:

(in thousands)	2013	2012
Balance at beginning of period	$39,583	$38,850
Net increases in reserves	16,861	19,743
Net payments made	(17,333)	(19,010)

Balance at end of period	$39,111	$39,583

        Insurance expense, including premiums, for workers' compensation, general liability, automobile liability, employee health benefits, and other coverages for the years ended December 31, 2013, 2012 and 2011 was $20.1 million, $20.9 million and $21.5 million, respectively.

Performance and Payment Bonds

        In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of December 31, 2013, an aggregate of approximately $889.1 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $147.6 million as of December 31, 2013.

Collective Bargaining Agreements

        Many of the Company's subsidiaries' craft labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from one or more multi- employer pension plans or if the plans were to otherwise become underfunded, the subsidiary could be assessed liabilities for additional contributions related to the underfunding of these plans. Although we have been informed that several of the multi-employer pension plans to which our subsidiaries contribute have been labeled with a "critical" status, we are not currently aware of any potential significant liabilities related to this issue. See Note 12 for further information related to the Company's participation in multi-employer plans.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

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

        In November 2009, a subcontractor working for The L. E. Myers Co. ("L. E. Myers"), a subsidiary of the Company, was involved in a vehicular traffic accident in Manatee County, Florida. In May 2011, Allen Young, and subsequently his estate, brought suit against named defendants, including L. E. Myers. Following a jury trial in the Circuit Court of the Twelfth Circuit of the State of Florida for the Manatee County Circuit Civil Division in September 2013, a verdict was entered against named defendants, including L. E. Myers, in favor of the estate of Allen Young, which included compensatory and punitive damages. The trial court subsequently issued a judgment against L. E. Myers for approximately $0.7 million in compensatory damages and $3.6 million in punitive damages. The compensatory damages will be covered under L. E. Myers' insurance. As a result of the punitive damages judgment and L. E. Myers' belief regarding the applicability of the limitations on punitive damages under Florida law, L. E. Myers recorded a legal reserve of $2.3 million during the third quarter of 2013, which represents estimated punitive damages, interest, and the cost of an appeal bond. L. E. Myers has appealed this judgment and intends to continue to defend its position through the appeal process.

        In January 2013, L. E. Myers was joined as a defendant in Northern States Power Company (Wisconsin) v. The City of Ashland, Wisconsin et al., filed in the U.S. District Court for the Western District of Wisconsin. Northern States Power Company alleges that named defendants, including L. E. Myers, contributed to contamination at the Ashland Lakefront Superfund site in Ashland, Wisconsin. Specifically, the lawsuit alleges that L. E. Myers operated a manufactured gas plant at the site for 6 to 12 years of the plant's operation during the time frame from 1885 to 1947. Plaintiff alleges damages of up to $140 million as payment for certain costs it has incurred in connection with contamination at the site. If L. E. Myers is held liable, it would be responsible for a court-determined "equitable" share of the total costs, and possibly a portion of any liability attributable to entities that

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

no longer exist or cannot pay their share of costs. At this time, the extent, if any, of L.E. Myers' involvement with the Ashland Site is unknown and, therefore, potential liability, if any, from being added to this lawsuit cannot be assessed.

11. Stock-Based Compensation

        The Company maintains two award plans under which stock-based compensation has been granted, the 2006 Stock Option Plan (the "2006 Plan") and the 2007 Long-Term Incentive Plan (Amended and Restated as of May 5, 2011) (the "LTIP"). Upon the adoption of the LTIP, awards were no longer granted under the 2006 Plan. The LTIP was approved by our stockholders and provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, or (i) any combination of such awards. The LTIP permits the granting of up to 3,000,000 shares to directors, officers and other employees of the Company. Grants of awards to employees are approved by the Compensation Committee of the Board of Directors and grants to independent members of the Board of Directors are approved by the Board of Directors. All awards are made with an exercise price or base price, as the case may be, that is not less than the full fair market value per share on the date of grant. No stock option or stock appreciation right may be exercised more than 10 years from the date of grant.

        Shares issued as a result of stock option exercises or stock grants may be made available from authorized unissued shares of Common Stock or treasury stock. The Company believes that it currently has adequate authorized unissued shares to meet any requirements to issue shares during 2014.

Stock Options

        Stock options granted to employees vest ratably over a three- or four-year vesting period. Options are granted with an exercise price equal to the market price of the Company's stock on the date of grant. The Company uses the Black-Scholes-Merton option-pricing model to estimate the fair value of each stock option grant as of the date of grant. The resulting compensation cost for fixed awards with graded vesting schedules is amortized on a straight-line basis over the vesting period for the entire award. The expected term of awards granted under the LTIP was determined using the simplified method as outlined in the applicable guidance because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares had been publicly traded. The expected volatility was determined based on the historical volatility of the Company's stock over its approximately four-year trading history. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. The expected dividend yield is based on the Company's current intent to not issue cash dividends.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

        The following summarizes the assumptions used in determining the fair value of stock options granted for fixed awards with graded vesting schedules during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Risk-free interest rate	1.0%	1.2% - 1.4%	2.4%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average expected volatility	50%	50%	49%
Expected term	6.0 years	6.0 - 6.3 years	6.0 years
Weighted average grant-date fair value	$11.74	$8.57	$11.88

        A summary of the activity relating to the options outstanding under the Company's plans for the years ended December 31, 2013, 2012 and 2011 is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	1,766,253	$7.18
Granted	90,080	$24.18
Exercised	(332,099)	$4.12
Forfeited	(8,850)	$14.89
Expired	(500)	$13.00

Outstanding at December 31, 2011	1,514,884	$8.82	5.5 years	$16,083

Granted	169,088	$17.76
Exercised	(245,054)	$5.78
Forfeited	(4,680)	$19.19
Expired	(2,010)	$18.85

Outstanding at December 31, 2012	1,432,228	$10.34	5.1 years	$17,220

Granted	111,147	$24.68
Exercised	(390,652)	$5.90
Forfeited	(4,003)	$20.28
Expired	(1,400)	$15.96

Outstanding at December 31, 2013	1,147,320	$13.21	5.1 years	$13,623

Exercisable at December 31, 2013	899,406	$10.91	4.1 years	$12,742

        Other data relating to option activity for the years ended December 31 are as follows:

(dollars in thousands)	2013	2012	2011
Intrinsic value of options exercised	$6,878	$3,421	$6,637
Fair value of options vested	1,047	725	1,163

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

        The following table summarizes information with respect to stock options outstanding and exercisable under the Company's plans at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number Of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number Of Options	Weighted- Average Exercise Price
$3.65 - $9.00	340,522	$3.72	2.5 years	340,522	$3.72
$9.01 - $18.00	586,817	$14.69	5.3 years	492,929	$14.16
$18.01 - $24.68	219,981	$23.92	8.3 years	65,955	$23.76

	1,147,320	$13.21	5.1 years	899,406	$10.91

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

        Following is a summary of restricted stock activity for the three-year period ending December 31, 2013:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2011	53,945	$17.15
Granted	65,285	$24.23
Vested	(11,128)	$17.13
Forfeited	(1,264)	$17.74

Outstanding unvested at December 31, 2011	106,838	$21.47
Granted	106,289	$17.95
Vested	(25,248)	$21.07
Forfeited	(2,115)	$18.91

Outstanding unvested at December 31, 2012	185,764	$19.54
Granted	76,590	$24.48
Vested	(48,513)	$19.50
Forfeited	(2,125)	$20.03

Outstanding unvested at December 31, 2013	211,716	$21.33

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

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

        Following is a summary of performance stock award activity for the three-year period ending December 31, 2013:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	40,256	$17.18
Granted at target	34,179	$24.18

Outstanding at December 31, 2011	74,435	$20.39
Granted at target	41,755	$17.48
Forfeited for performance below target	(9,401)	$17.18
Vested	(30,855)	$17.18
Forfeited	(1,011)	$19.76

Outstanding at December 31, 2012	74,923	$20.51
Granted at target	46,106	$24.68
Earned for performance above target	11,281	$24.18
Vested	(45,116)	$24.18

Outstanding at December 31, 2013	87,194	$21.29

        A total of 45,116 shares, or 133.3% of the target number of shares, were earned by the participants for the performance period ending December 31, 2013. A total of 30,855 shares, or 76.6% of the target number of shares, were earned by the participants for the performance period ending December 31, 2012.

Stock-based Compensation Expense

        The Company recognized stock-based compensation expense of approximately $3.5 million, $2.9 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, in selling, general and administrative expenses. As of December 31, 2013, there was approximately $6.0 million of total unrecognized stock-based compensation expense related to awards granted under

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

the LTIP, net of estimated forfeitures. This included $1.5 million of unrecognized compensation cost related to non-vested stock options to be recognized over a remaining weighted average vesting period of approximately 1.6 years, $3.4 million of unrecognized compensation cost related to non-vested restricted stock expected to be recognized over a remaining weighted average vesting period of approximately 2.8 years and $1.1 million of unrecognized compensation cost related to non-vested performance awards, expected to be recognized over a remaining weighted average vesting period of approximately 1.5 years.

12. Employee Benefit Plans

        The Company has a profit sharing and thrift employee benefit plan in effect for all eligible salaried employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the years ended December 31, 2013, 2012 and 2011 amounted to $4.9 million, $5.9 million, and $3.9 million, respectively. The Company also has an employee benefit plan in effect for certain non-union employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the years ended December 31, 2013, 2012 and 2011 amounted to $0.6 million, $0.6 million and $0.5 million, respectively.

        The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. A defined benefit pension plan promises an employee a specified monthly benefit on retirement that is predetermined by a formula based on the employee's earnings history, tenure of service, age or other data, rather than depending on investment returns. The Company's employees that are covered under the multiemployer defined benefit plans are represented by over 100 local unions. The related collective bargaining agreements between those organizations and the Company expire at different times between 2014 and 2016.

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

        The Company has no plans to withdraw from any multiemployer defined benefit plans in which it currently participates. The plans do not maintain information on the net assets and actuarial present value of the plans' unfunded vested benefits allocable to the Company, and the amounts, if any, for which the Company may be contingently liable, could be material but are not ascertainable at this time. The Company's participation in significant multiemployer defined benefit plans for the annual periods ended December 31, 2011 through December 31, 2013 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. The most recent Pension Protection Act (PPA) zone status available in 2012

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Employee Benefit Plans (Continued)

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

		Pension Protection Act Zone Status				Contributions to Plan (in thousands)
	EIN/Pension Plan Number		Plan Year End		Plan Year End				Funding Plan	Min Future Contrib
Pension Fund		Status		Status		2013	2012	2011
Defined Benefit Plans:
National Electrical Benefit Fund	53-0181657 001	Green	12/31/2012	Green	12/31/2011	$6,048	$5,731	$5,138	No	3% of wages
Eighth District Electrical Pension Fund	84-6100393 001	Green	3/31/2013	Green	3/31/2012	5,672	3,733	3,752	No	$1.71/hr
IBEW Local 1249 Pension Plan	15-6035161 001	Yellow	12/31/2012	Red	12/31/2011	3,147	3,679	2,749	Yes	$9.60/hr
Defined Contribution Plans:
National Electrical Annuity Plan	52-6132372 001	n/a		n/a		21,002	17,081	14,564	n/a	n/a
Eighth District Electrical Pension Fund Annuity Plan	84-6100393 002	n/a		n/a		2,427	2,560	2,429	n/a	n/a
All other plans:						5,591	6,979	4,508

Total Contributions:						$43,887	$39,763	$33,140

        The data presented in the table above represents data available to us for the two most recent plan years. The changes in contributions between periods to the multiemployer plans were primarily due to the increase in the number of Company employees covered by the plans and the number of hours that those employees worked, which was caused by the increase in our business activity. The National Electrical Benefit Fund requires contributions totaling 3% of all wages paid to the Company's employees who are represented by the IBEW and the changes in contributions to that fund are solely due to the changes in the amount of wages paid between those periods.

        One of the company's subsidiaries was listed in the Eighth District Electrical Pension Fund's Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan years ending March 31, 2012 and 2011. Another of the company's subsidiaries was listed in the IBEW Local 1249 Pension Plan's Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan year ending December 31, 2012.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Supplemental Cash Flows

        Supplemental disclosures of cash flow information are as follows for the years ended December 31:

(in thousands)	2013	2012	2011
Cash paid during the period for:
Income taxes	$18,115	$16,926	$9,151
Interest expense	571	670	524
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	804	390	901

14. Segment Information

        MYR Group is a specialty contractor serving the U.S. electrical infrastructure market. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which includes safety, professional fees, management fees, and intangible amortization. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

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

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Segment Information (Continued)

        The information in the following table for the years ended December 31, 2013, 2012 and 2011 is derived from the segment's internal financial reports used for corporate management purposes:

	For the Year Ended December 31,
(in thousands)	2013	2012	2011
Contract revenues:
T&D	$722,387	$828,711	$622,000
C&I	180,342	170,248	158,356

	$902,729	$998,959	$780,356

Income from operations:
T&D	$81,413	$80,460	$52,053
C&I	10,423	7,647	5,833
General Corporate	(36,219)	(32,345)	(28,257)

	$55,617	$55,762	$29,629

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

(in thousands)	2013	2012
T&D	$208,777	$223,719
C&I	62,805	63,554
Other	253,840	179,075

	$525,422	$466,348

        An allocation of total depreciation, including depreciation of shared construction equipment, and amortization to each segment is as follows:

	For the Year Ended December 31,
(in thousands)	2013	2012	2011
Depreciation and amortization
T&D	$27,545	$23,758	$18,426
C&I	1,650	1,398	1,085

	$29,195	$25,156	$19,511

15. Earnings Per Share

        The Company computes earnings per share using the two-class method, an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings, when that method results in a more dilutive effect than the Treasury method. The Company's unvested grants of restricted stock

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Earnings Per Share (Continued)

contain non-forfeitable rights to dividends, should any be declared, and are treated as participating securities and included in the computation of earnings per share.

        Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Numerator:
Net income	$34,759	$34,262	$18,298
Less: Net income allocated to participating securities	(336)	(282)	(97)

Net income available to common shareholders	$34,423	$33,980	$18,201

Denominator:
Weighted average common shares outstanding	20,821	20,391	20,151
Weighted average dilutive securities	610	781	842

Weighted average common shares outstanding, diluted	21,431	21,172	20,993

Income per common share, basic	$1.65	$1.67	$0.90
Income per common share, diluted	$1.61	$1.60	$0.87

        For the years ended December 31, 2013, 2012 and 2011, common equivalents related to 219,981, 229,128, and 89,240, respectively, of outstanding stock options were excluded from the diluted earnings per share calculation because the inclusion of such shares would either be anti-dilutive or the exercise prices of those stock options were greater than the average market price of the Company's common stock for the period. Additionally, for the years ended December 31, 2013, 2012 and 2011, common equivalents related to 0, 9,718 and 51,879, respectively, of outstanding performance shares were excluded from the diluted earnings per share calculation because the underlying performance obligation was not met as of the end of the period.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Quarterly Financial Data (Unaudited)

        The following table presents the unaudited consolidated operating results by quarter for the years ended December 31, 2013 and 2012:

	For the Three Months Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
2013:
Revenues	$201,342	$213,916	$232,890	$254,581
Gross profit	27,303	31,253	32,483	33,838
Net income	6,960	9,462	8,315	10,022
Basic earnings per share	$0.33	$0.45	$0.39	$0.47
Diluted earnings per share	$0.32	$0.44	$0.38	$0.46
2012:
Revenues	$240,228	$260,410	$250,558	$247,763
Gross profit	26,103	30,062	29,572	32,916
Net income	6,210	9,535	8,746	9,771
Basic earnings per share	$0.30	$0.46	$0.42	$0.47
Diluted earnings per share	$0.29	$0.45	$0.41	$0.46

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

        Management, together with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance related to the matters stated in the above paragraph as of December 31, 2013.

Evaluation of Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Management's annual report on internal control over financial reporting and the report of our independent registered public accounting firm appear in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required by this Item 10 related to our directors is incorporated by reference to the information to be included under "Proposal No. 1. Election of Directors" of our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held May 1, 2014 ("2014 Proxy Statement"). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information to be included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2014 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference to the information to be included under the heading "Nominating and Corporate Governance Committee Matters—Criteria for Nomination to the Board of Directors and Diversity" in our 2014 Proxy Statement. Information about our Audit Committee, including its members, and our Audit Committee financial experts, is incorporated by reference to the information to be included under the headings "Audit Committee Matters" in our 2014 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled "Executive Officers" in Part I of this Annual Report on Form 10-K.

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

Item 11.    Executive Compensation

        The information required by this Item 11 is incorporated by reference to the information to be included in our 2014 Proxy Statement under the headings "Director Compensation," "Compensation Discussion and Analysis," "Executive Compensation Tables" and "Compensation Committee Matters—Compensation Committee Report for the Year Ended December 31, 2013."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is incorporated by reference to the information to be included in our 2014 Proxy Statement under the headings "Ownership of Equity Securities," "Compensation Discussion and Analysis" and "Proposal No. 3 Approval of the MYR Group Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014—Equity Compensation Plan Information."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 is incorporated by reference to the information to be included in our 2014 Proxy Statement under the headings "Certain Relationship and Related Person Transactions" and "Corporate Governance—Director Independence."

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is incorporated by reference to the information to be included in our 2014 Proxy Statement under the heading "Audit Committee Matters—Independent Auditors' Fees."

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
10.13	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to exhibit 10.1 of the Company's Form 8-K (File No. 001-08325), filed with the SEC on May 11, 2011+
10.14	MYR Group Senior Management Incentive Plan, incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-08325), filed with the SEC on May 26, 2010+
10.15	Form of Executive Officer Restricted Stock Award under 2007 Long-Term Incentive Plan+†
10.16	Form of Executive Officer Performance Share Award under 2007 Long-Term Incentive Plan+†

Number	Description
10.17	Form of Director Restricted Stock Award under 2007 Long-Term Incentive Plan+†
21.1	List of Subsidiaries†
23.1	Consent of Ernst & Young LLP†
24.1	Power of Attorney†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†
Filed herewith.

+
Indicates management contract or compensatory plan or arrangement.

*
Electronically filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYR GROUP INC. (Registrant)
March 5, 2014	/s/ PAUL J. EVANS
	Name:	Paul J. Evans
	Title:	Vice President, Chief Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

* William A. Koertner		Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 5, 2014
/s/ PAUL J. EVANS Paul J. Evans		Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 5, 2014
/s/ GREGORY T. WOLF Gregory T. Wolf		Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 5, 2014
* Jack L. Alexander		Director	March 5, 2014
* Larry F. Altenbaumer		Director	March 5, 2014
* Henry W. Fayne		Director	March 5, 2014
* Betty R. Johnson		Director	March 5, 2014
* Gary R. Johnson		Director	March 5, 2014
* Maurice E. Moore		Director	March 5, 2014
* William D. Patterson		Director	March 5, 2014
*By:	/s/ PAUL J. EVANS (Paul J. Evans) (Attorney-in-fact)		March 5, 2014