Form 10-Q
period 2014-03-31
MYR GROUP INC.
filed 2014-05-07
CIK 700923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 25, 2014, there were 21,308,836 outstanding shares of the registrant’s $0.01 par value common stock.

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

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share and per share data)	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,375	$76,454
Accounts receivable, net of allowances of $1,144 and $1,132, respectively	173,344	173,468
Costs and estimated earnings in excess of billings on uncompleted contracts	47,637	40,519
Deferred income tax assets	14,550	14,550
Receivable for insurance claims in excess of deductibles	12,084	11,389
Refundable income taxes	—	1,286
Other current assets	6,495	6,283
Total current assets	308,485	323,949
Property and equipment, net of accumulated depreciation of $123,537 and $115,679, respectively	149,877	142,931
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $2,977 and $2,893, respectively	10,115	10,199
Other assets	1,707	1,744
Total assets	$516,783	$525,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,896	$79,605
Billings in excess of costs and estimated earnings on uncompleted contracts	48,752	52,952
Accrued self insurance	39,734	39,111
Accrued income taxes	1,817	—
Other current liabilities	31,146	32,711
Total current liabilities	189,345	204,379
Deferred income tax liabilities	23,719	23,719
Other liabilities	1,242	1,233
Total liabilities	214,306	229,331
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 21,298,836 and 21,223,076 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	211	210
Additional paid-in capital	161,315	161,202
Retained earnings	140,951	134,679
Total stockholders’ equity	302,477	296,091
Total liabilities and stockholders’ equity	$516,783	$525,422

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31,
(In thousands, except per share data)	2014	2013
Contract revenues	$215,638	$201,342
Contract costs	188,558	174,039
Gross profit	27,080	27,303
Selling, general and administrative expenses	16,875	16,007
Amortization of intangible assets	84	84
Gain on sale of property and equipment	(11)	(178)
Income from operations	10,132	11,390
Other income (expense)
Interest income	3	3
Interest expense	(178)	(183)
Other, net	54	5
Income before provision for income taxes	10,011	11,215
Income tax expense	3,739	4,255
Net income	$6,272	$6,960
Income per common share:
—Basic	$0.30	$0.33
—Diluted	$0.29	$0.32
Weighted average number of common shares and potential common shares outstanding:
—Basic	21,036	20,661
—Diluted	21,513	21,311

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$6,272	$6,960
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities —
Depreciation and amortization of property and equipment	7,950	6,879
Amortization of intangible assets	84	84
Stock-based compensation expense	833	751
Gain on sale of property and equipment	(11)	(178)
Other non-cash items	35	34
Changes in operating assets and liabilities
Accounts receivable, net	124	7,892
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,118)	18,499
Receivable for insurance claims in excess of deductibles	(695)	38
Other assets	1,076	339
Accounts payable	(14,195)	(23,646)
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,200)	(349)
Accrued self insurance	623	(38)
Other liabilities	255	(4,771)
Net cash flows provided by (used in) operating activities	(8,967)	12,494
Cash flows from investing activities:
Proceeds from sale of property and equipment	42	178
Purchases of property and equipment	(12,441)	(12,458)
Net cash flows used in investing activities	(12,399)	(12,280)
Cash flows from financing activities:
Employee stock option and restricted stock transactions	(824)	679
Excess tax benefit from stock-based awards	111	563
Net cash flows provided by (used in) financing activities	(713)	1,242
Net increase (decrease) in cash and cash equivalents	(22,079)	1,456
Cash and cash equivalents:
Beginning of period	76,454	19,825
End of period	$54,375	$21,281

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business and Basis of Presentation

Organization

MYR Group Inc. (the “Company”) is a holding company of specialty electrical construction service providers that conducts operations through a number of wholly-owned subsidiaries including: The L. E. Myers Co., a Delaware corporation; Hawkeye Construction, Inc., an Oregon corporation; Harlan Electric Company, a Michigan corporation; Sturgeon Electric Company, Inc., a Michigan corporation; MYR Transmission Services, Inc., a Delaware corporation; and Great Southwestern Construction, Inc., a Colorado corporation.

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

Interim Consolidated Financial Information

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Certain information and note disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with these rules and regulations. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial condition of the Company as of March 31, 2014, and the results of operations and cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the full year or the results for any future periods. The consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2013, included in the Company’s annual report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. The most significant estimates are related to the completion percentages on our contracts, insurance reserves, the accounts receivable reserve, the recoverability of goodwill and intangibles and estimates surrounding stock-based compensation.

During the three-month period ended March 31, 2014, the Company revised its cost estimates on several transmission projects, which resulted in the recognition of approximately 1.7% of additional gross margin in the three-month period ended March 31, 2014.

Recent Accounting Pronouncements

Changes to U.S. GAAP are typically established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. The Company, based on its assessment, determined that any recently issued or proposed ASUs not listed below are either not applicable to the Company or will have minimal impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

There were no issued or proposed ASUs in the three months ended March 31, 2014 that the Company believes would have a material impact on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. Obligations within the scope of this update include debt arrangements, other contractual obligations and settled litigation and judicial rulings. The Company adopted this ASU in January 2014 and there was no impact on its financial statements.

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

As of March 31, 2014 and December 31, 2013, the carrying value of the Company’s cash and cash equivalents approximated fair value based on Level 1 inputs.

3. Contracts in Process

The net liability position for contracts in process consisted of the following:

	March 31,	December 31,
(In thousands)	2014	2013

Costs and estimated earnings on uncompleted contracts	$1,776,835	$1,748,204
Less: Billings to date	1,777,950	1,760,637
	$(1,115)	$(12,433)

The net liability position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	March 31,	December 31,
(In thousands)	2014	2013
Costs and estimated earnings in excess of billings on uncompleted contracts	$47,637	$40,519
Billings in excess of costs and estimated earnings on uncompleted contracts	(48,752)	(52,952)
	$(1,115)	$(12,433)

4. Income Taxes

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rates for the three months ended March 31, 2014 and 2013 was principally due to state income taxes.

The Company had unrecognized tax benefits of approximately $0.9 million and $0.8 million as of March 31, 2014 and December 31, 2013, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense because of the unrecognized tax benefits was not material for the three month periods ended March 31, 2014 and 2013.

The Company is subject to taxation in various jurisdictions. The Company’s federal tax returns for 2009 and 2010 are currently under examination by the Internal Revenue Service (“IRS”). The Company remains subject to examination by the IRS for the remaining open tax years (2011, 2012 and 2013) and by various state authorities for the years 2009 through 2013.

5. Commitments and Contingencies

Letters of Credit

As of March 31, 2014 and December 31, 2013, the Company had irrevocable standby letters of credit outstanding of approximately $18.4 million, including one for $17.5 million related to the Company’s payment obligation under its insurance programs and another for approximately $0.9 million related to contract performance obligations.

Leases

The Company leases real estate, construction equipment and office equipment under operating leases with remaining terms ranging from one to six years. As of March 31, 2014, future minimum lease payments for operating leases were as follows: $1.5 million for the remainder of 2014, $0.9 million for 2015, $0.5 million for 2016, $0.3 million for 2017, $0.2 million for 2018 and $0.2 million thereafter.

Purchase Commitments for Construction Equipment

As of March 31, 2014, the Company had approximately $6.9 million in outstanding purchase orders for certain construction equipment with cash outlay requirements scheduled to occur over the next four months.

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

Performance and Payment Bonds

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its surety for any expenses paid out under these bonds. As of March 31, 2014, an aggregate of approximately $865.4 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $126.2 million as of March 31, 2014.

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

In November 2009, a subcontractor working for The L. E. Myers Co. (“L. E. Myers”), a subsidiary of the Company, was involved in a vehicular traffic accident in Manatee County, Florida. In May 2011, Allen Young, and subsequently his estate, brought suit against named defendants, including L. E. Myers. Following a jury trial in the Circuit Court of the Twelfth Circuit of the State of Florida for the Manatee County Circuit Civil Division in September 2013, a verdict was entered against named defendants, including L. E. Myers, in favor of the estate of Allen Young, which included compensatory and punitive damages. The trial court subsequently issued a judgment against L. E. Myers for approximately $0.7 million in compensatory damages and $3.6 million in punitive damages. We expect the compensatory damages to be covered under L. E. Myers’ insurance. As a result of the punitive damages judgment and L. E. Myers’ belief regarding the applicability of the limitations on punitive damages under Florida law, L. E. Myers recorded a legal reserve of $2.3 million during the third quarter of 2013, which represents estimated punitive damages, interest, and the cost of an appeal bond should L.E. Myers’ appeal be successful. L. E. Myers has appealed this judgment and intends to continue to defend its position through the appeal process.

In January 2013, L. E. Myers was joined as a defendant in Northern States Power Company (Wisconsin) v. The City of Ashland, Wisconsin et al., filed in the U.S. District Court for the Western District of Wisconsin. Northern States Power Company alleges that named defendants, including L. E. Myers, contributed to contamination at the Ashland Lakefront Superfund site in Ashland, Wisconsin. Specifically, the lawsuit alleges that L. E. Myers operated a manufactured gas plant at the site for 6 to 12 years of the plant’s operation during the time frame from 1885 to 1947. Plaintiff alleges damages of up to $140 million as payment for certain costs it has incurred in connection with contamination at the site. If L. E. Myers is held liable, it would be responsible for a court determined “equitable” share of the total costs, and possibly a portion of any liability attributable to entities that no longer exist or cannot pay their share of costs. At this time, the extent, if any, of L.E. Myers’ involvement with the Ashland Site is unknown and, therefore, potential liability, if any, from being added to this lawsuit cannot be assessed.

6. Stock-Based Compensation

The Company maintains two award plans under which stock-based compensation has been granted, the 2006 Stock Option Plan (the “2006 Plan”) and the 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014) (the “LTIP”). Upon the adoption of the LTIP in 2007, awards were no longer granted under the 2006 Plan. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, and (i) any combination of such awards.

All awards were made with an exercise price or base price, as the case may be, that was not less than the fair market value per share on the grant date. The grant date fair value of restricted stock awards and performance share awards with performance conditions was equal to the closing market price of the Company’s common stock on the date of grant. The grant date fair value of performance share awards with market conditions was measured using a Monte Carlo simulation model.

Stock Options

The following summarizes the stock option activity for the three months ended March 31, 2014:

	Options	Weighted-Average Exercise Price

Outstanding at January 1, 2014	1,147,320	$13.21
Forfeited	(154)	$24.45
Outstanding at March 31, 2014	1,147,166	$13.20

Restricted Stock

The following summarizes restricted stock activity for the three months ended March 31, 2014:

	Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2014	211,716	$21.33
Granted	64,487	$24.72
Vested	(62,082)	$20.91
Forfeited	(202)	$24.68
Outstanding at March 31, 2014	213,919	$22.47

The shares of restricted stock that vested became taxable to the individual holders of the awards upon vesting. The Company received 17,961 of those shares as payment for withholding taxes due by holders of the restricted stock awards. The withheld shares were returned to authorized but unissued stock.

Performance Awards

The following summarizes the performance shares awarded at target and outstanding for the three months ended March 31, 2014:

	Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2014	87,194	$21.29
Granted at target	85,078	$27.69
Outstanding at March 31, 2014	172,272	$24.45

The performance shares granted in the first three months of 2014 were allocated evenly between two performance measures, return-on-invested-capital (“ROIC”) and relative total-shareholder-return (“TSR”). ROIC is defined as net income, less any dividends, divided by stockholders’ equity plus net debt (total debt less cash and marketable securities) at the beginning of the performance period. The ROIC-based performance shares awarded were valued at $24.72, which represented the Company’s closing stock price on the date of the grant, and ROIC is measured over a three-year performance period ending December 31, 2016. TSR is defined as the change in the fair market value, adjusted for dividends, of the Company’s stock relative to a peer group of companies defined at the time of the grant. The performance period for the TSR-based performance shares is the average of the 20 trading days prior to January 1, 2014 compared to the average of the 20 trading days prior to December 31, 2016. The Company used a Monte Carlo simulation model to value the TSR shares, which resulted in a fair value of $30.66 per share. Performance shares granted prior to 2014 were subject to the return-on-equity (“ROE”) performance measure. ROE is defined as net income divided by stockholders’ equity at the beginning of the period.

The following summarizes the performance shares awarded at target and outstanding by performance measure as of March 31, 2014.

Performance
Shares
Shares with ROE measures	87,194
Shares with ROIC measures	42,539
Shares with TSR measures	42,539
172,272

7. Segment Information

MYR Group is a specialty contractor serving the U.S. electrical infrastructure market. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which includes safety, professional fees, management fees, and intangible amortization. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Transmission and Distribution:  The T&D segment provides a broad range of services on electric transmission and distribution networks and substation facilities, which include design, engineering, procurement, construction, upgrade, and maintenance and repair services with a particular focus on construction, maintenance and repair. T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems. The T&D segment also provides emergency restoration services in response to hurricane, ice or other storm-related damage. T&D customers include electric utilities, cooperatives, municipalities and private developers.

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

The information in the following table was derived from internal financial reports used for corporate management purposes:

	Three months ended
	March 31,
(In thousands)	2014	2013

Contract revenues:
T&D	$162,044	$160,532
C&I	53,594	40,810
	$215,638	$201,342
Operating income (loss):
T&D	$13,962	$16,694
C&I	3,367	2,726
General Corporate	(7,197)	(8,030)
	$10,132	$11,390

8. Earnings Per Share

The Company computes earnings per share using the two-class method, an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings, when that method results in a more dilutive effect than the treasury method. The Company’s unvested grants of restricted stock granted prior to 2014 contain non-forfeitable rights to dividends, should any be declared, and are treated as participating securities and included in the computation of earnings per share.

The restricted shares granted in 2014 contain a provision making the payment of dividends contingent upon vesting of the shares. These shares are not participating shares because any accumulated unvested dividends are forfeited, along with the shares, if the awards fail to vest. These non-participating shares are excluded from the computation of net income allocated to participating securities in the table below, but are included in the computation of weighted average dilutive securities, unless their inclusion would be anti-dilutive.

Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	Three months ended
	March 31,
(In thousands, except per share data)	2014	2013
Numerator:
Net income	$6,272	$6,960
Less: Net income allocated to participating securities	(62)	(62)
Net income available to common shareholders	$6,210	$6,898

Denominator:
Weighted average common shares outstanding	21,036	20,661
Weighted average dilutive securities	477	650
Weighted average common shares outstanding, diluted	21,513	21,311

Income per common share, basic	$0.30	$0.33
Income per common share, diluted	$0.29	$0.32

For the three months ended March 31, 2014 and 2013, common equivalents related to outstanding stock options of approximately 110,000 and 220,000, respectively, were excluded from the diluted earnings per share calculation because the inclusion of such shares would either be anti-dilutive or the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. For the three months ended March 31, 2014, approximately 64,000 shares of non-participating restricted stock were excluded from the diluted earnings per share calculation because the inclusion of such shares would have been anti-dilutive. Additionally, for the three months ended March 31, 2014 and 2013, common equivalents related to approximately 85,000 and 17,000, respectively, of performance shares were excluded from the diluted earnings per share calculation because the inclusion of such shares would have been anti-dilutive.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013, and with our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein under the captions labeled “Cautionary Statement Concerning Forward-Looking Statements and Information” and “Risk Factors,” as well as in the 2013 Annual Report. We assume no obligation to update any of these forward-looking statements.

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

We had consolidated revenues for the three months ended March 31, 2014 of $215.6 million, of which 75.1% was attributable to our T&D customers and 24.9% was attributable to our C&I customers. Our consolidated revenues for the three months ended March 31, 2013 were $201.3 million. For the three months ended March 31, 2014, our net income and EBITDA (1) were $6.3 million and $18.2 million, respectively, compared to $7.0 million and $18.4 million, respectively, for the three months ended March 31, 2013. Material and subcontractor costs in our T&D segment comprised approximately 20% of total contract costs in the first three months of 2014, compared to approximately 27% in the first three months of 2013.

Our results have been driven primarily by successful bids for, and execution of, projects, our ability to capitalize on increased infrastructure spending in our markets and the breadth of our customer base. Our business is directly impacted by the level of spending on T&D infrastructure throughout the markets we serve and the level of electrical construction activity in the western United States. The Company believes its transmission customers remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects in place. We believe our centralized fleet and skilled workforce provide us with a competitive advantage. We expect bidding activity to remain strong for transmission projects of all sizes for the remainder of 2014, and we see improvements in the distribution and C&I markets. Although competition remains strong, we see these trends as positive factors for us in the future.

Our future growth may be organic, or through strategic acquisitions or joint ventures that we expect will improve our competitive position within our existing markets or expand our geographic footprint. We established operations in Alaska in 2013 and are reviewing and bidding opportunities in Canada. We believe the economic environment in Alaska and Canada could present favorable T&D bidding opportunities in 2014. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. We ended the first quarter of 2014 in a strong financial position, which included cash and cash equivalents of $54.4 million and availability of $156.6 million under our credit facility. We believe that our financial and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility for further strategic investments.

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

Our backlog was $385.6 million at March 31, 2014 compared to $326.1 million at December 31, 2013 and $467.1 million at March 31, 2013. Our backlog at March 31, 2014 increased $59.5 million or 18.2% from December 31, 2013 due to a number of awards of all sizes in the quarter. Backlog in the T&D segment increased $59.2 million and C&I backlog increased $0.3 million, compared to December 31, 2013.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at March 31, 2014
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at March 31, 2013

T&D	$248,496	$10,245	$356,884
C&I	137,114	19,616	110,178
Total	$385,610	$29,861	$467,062

Project Bonding Requirements

A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the surety bonds. As of March 31, 2014, we had approximately $865.4 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $126.2 million as of March 31, 2014.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the period indicated:

	Three months ended
	March 31,
	2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues	$215,638	100.0%	$201,342	100.0%
Contract costs	188,558	87.4	174,039	86.4
Gross profit	27,080	12.6	27,303	13.6
Selling, general and administrative expenses	16,875	7.9	16,007	8.0
Amortization of intangible assets	84	—	84	—
Gain on sale of property and equipment	(11)	—	(178)	(0.1)
Income from operations	10,132	4.7	11,390	5.7
Other income (expense)
Interest income	3	—	3	—
Interest expense	(178)	(0.1)	(183)	(0.1)
Other, net	54	—	5	—
Income before provision for income taxes	10,011	4.6	11,215	5.6
Income tax expense	3,739	1.7	4,255	2.1
Net income	$6,272	2.9%	$6,960	3.5%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues.  Revenues increased $14.3 million, or 7.1%, to $215.6 million for the three months ended March 31, 2014 from $201.3 million for the three months ended March 31, 2013. The increase was mainly attributable to higher C&I revenues. Material and subcontractor costs comprised approximately 26% and 30% of total contract costs in the three months ended March 31, 2014 and 2013, respectively.

Gross profit.  Gross profit decreased $0.2 million, or 0.8%, to $27.1 million for the three months ended March 31, 2014 from $27.3 million for the three months ended March 31, 2013. Gross margin decreased to 12.6% for the three months ended March 31, 2014 from 13.6% for the three months ended March 31, 2013. The first quarter of 2013 included a gross margin benefit of approximately 1.0% related to improved contract margins on a few large transmission projects. First-quarter 2014 benefited by approximately 3.1% in gross margin due to improved contract margins on several large transmission projects due to cost efficiencies, additional work and effective contract management. This benefit was partially offset by lower contract margins of approximately 1.4% on other projects largely due to severe winter weather conditions that caused lower productivity in certain areas of the country. The remaining benefit was largely offset by lower equipment utilization and higher equipment repairs and maintenance costs during the first quarter of 2014.

Selling, general and administrative expenses.  Selling, general and administrative expenses, which were $16.9 million for the three months ended March 31, 2014 increased $0.9 million from $16.0 million for the three months ended March 31, 2013. The increase in selling, general and administrative expenses was primarily due to higher personnel costs due to increased staff to support operations. As a percentage of revenues, selling, general and administrative expenses decreased to 7.9% for the three months ended March 31, 2014 from 8.0% for the three months ended March 31, 2013.

Gain on sale of property and equipment.  There were immaterial gains from the sale of property and equipment in the three months ended March 31, 2014 compared to $0.2 million for the three months ended March 31, 2013. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense.  Interest expense was $0.2 million for both of the three month periods ended March 31, 2014 and 2013.

Provision for income taxes.  The provision for income taxes was $3.7 million for the three months ended March 31, 2014, with an effective tax rate of 37.3%, compared to a provision of $4.3 million for the three months ended March 31, 2013, with an effective tax rate of 37.9%. The decline in the effective rate was primarily caused by lower state taxes due to changes in the mix of business between states.

Net income.  Net income decreased to $6.3 million for the three months ended March 31, 2014 from $7.0 million for the three months ended March 31, 2013. The decrease was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended March 31,
	2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$162,044	75.1%	$160,532	79.7%
Commercial & Industrial	53,594	24.9	40,810	20.3
Total	$215,638	100.0	$201,342	100.0
Operating income (loss):
Transmission & Distribution	$13,962	8.6	$16,694	10.4
Commercial & Industrial	3,367	6.3	2,726	6.7
Total	17,329	8.0	19,420	9.7
Corporate	(7,197)	(3.3)	(8,030)	(4.0)
Consolidated	$10,132	4.7%	$11,390	5.7%

Transmission & Distribution

Revenues for our T&D segment for the three months ended March 31, 2014 were $162.0 million compared to $160.5 million for the three months ended March 31, 2013, an increase of $1.5 million, or 0.9%. Material and subcontractor costs in our T&D segment comprised approximately 20% of total contract costs in the three months ended March 31, 2014, compared to approximately 27% in the three months ended March 31, 2013.

Revenues from transmission projects represented 82.8% and 81.3% of T&D segment revenue for the three months ended March 31, 2014 and 2013, respectively. Additionally, for the three months ended March 31, 2014, measured by revenue in our T&D segment, we provided 49.3% of our T&D services under fixed-price contracts, as compared to 52.1% for the three months ended March 31, 2013.

Operating income for our T&D segment for the three months ended March 31, 2014 was $14.0 million compared to $16.7 million for the three months ended March 31, 2013. The first quarter of 2013 included a gross margin benefit related to improved contract margins on a few large transmission projects. The first-quarter 2014 benefited from higher gross margin due to improved contract margins on several large transmission projects due to cost efficiencies, additional work and effective contract management. This benefit was offset by lower contract margins on other projects due to severe winter weather conditions that caused lower productivity in certain areas of the country. The remaining benefit was largely offset by lower equipment utilization and higher equipment repairs and maintenance costs during the first quarter of 2014. Operating income, as a percentage of revenues, for our T&D segment declined to 8.6% for the three months ended March 31, 2014 from 10.4% for the three months ended March 31, 2013.

Commercial & Industrial

Revenues for our C&I segment for the three months ended March 31, 2014 were $53.6 million compared to $40.8 million for the three months ended March 31, 2013, an increase of $12.8 million or 31.3%. Higher first-quarter revenues were due to an increase in revenues from projects with contract values of all sizes. Material and subcontractor costs in our C&I segment comprised approximately 47% of total contract costs in the three months ended March 31, 2014, compared to approximately 40% in the three months ended March 31, 2013.

Measured by revenue in our C&I segment, we provided 42.9% of our services under fixed-price contracts for the three months ended March 31, 2014, compared to 48.3%  in the three months ended March 31, 2013.

Operating income for our C&I segment for the three months ended March 31, 2014 was $3.4 million, an increase of $0.6 million over three months ended March 31, 2013, due primarily to the increase in revenue. As a percentage of revenues, operating income for our C&I segment was 6.3% for the three months ended March 31, 2014 compared to 6.7% for the three months ended March 31, 2013.

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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended
	March 31,
(In thousands)	2014	2013

Net Income	$6,272	$6,960
Add:
Interest expense, net	175	180
Provision for income taxes	3,739	4,255
Depreciation & amortization	8,034	6,963
EBITDA	$18,220	$18,358

We also use EBITDA as a liquidity measure. We believe that EBITDA is important in analyzing our liquidity because it is a key component of certain material covenants contained within our credit facility (the “Credit Agreement”). Non-compliance with these financial covenants under the Credit Agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, likely causing us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in the Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure is useful to investors and relevant to their assessment of our capacity to service or incur debt, fund capital expenditures, and expand our operations.

The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Three months ended
	March 31,
(In thousands)	2014	2013

Provided By (Used In) Operating Activities:
EBITDA	$18,220	$18,358
Add/(subtract):
Interest expense, net	(175)	(180)
Provision for income taxes	(3,739)	(4,255)
Depreciation & amortization	(8,034)	(6,963)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities	8,891	7,570
Changes in operating assets and liabilities	(24,130)	(2,036)
Net cash flows provided by (used in) operating activities	$(8,967)	$12,494

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $54.4 million and working capital of $119.1 million. The Company defines working capital as current assets less current liabilities. During the three months ended March 31, 2014, consolidated operating activities of our business used net cash of $9.0 million, compared to $12.5 million of cash provided in the three months ended March 31, 2013. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide our customers. In the three months ended March 31, 2014, we used net cash in investing activities of $12.4 million for capital expenditures. Our financing activities used $0.7 million of cash, as employee stock transactions were partially offset by related tax benefits.

The changes in various working capital accounts (such as: accounts receivable, including retention; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts) are due to normal timing fluctuations in our operating activities. In particular, the gross amount of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts used cash of $25.4 million in the three months ended March 31, 2014, compared to providing cash of $2.4 million in the same period of 2013. Costs and estimated earnings in excess of billings on uncompleted contracts used $7.1 million in cash in the three months ended March 31, 2014, compared to providing $18.5 million in cash in the three months ended March 31, 2013.

We anticipate that our cash and cash equivalents on hand, our $156.6 million borrowing availability under our credit facility, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, and the stock repurchase plan. We expect that our capital spending in 2014 will be similar to our 2013 capital spending. Although we believe that we have adequate cash and availability under our credit agreement to meet our liquidity needs, any large projects or acquisitions may require additional capital.

The Company has not historically paid dividends and currently does not expect to pay dividends.

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

Under the Credit Agreement, we are subject to certain financial covenants, a leveraged debt ratio and a minimum interest coverage ratio, all of which we were in compliance with at March 31, 2014. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

As of March 31, 2014 and December 31, 2013, we had no debt outstanding.  As of March 31, 2014 and December 31, 2013 we had $18.4 million in standby letters of credit outstanding under the facility at an interest rate of 1.125%. As of March 31, 2014, we had $156.6 million available for borrowing under the Credit Agreement.

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

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2014, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 16.3% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of March 31, 2013, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 14.8% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts), respectively. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

New Accounting Pronouncements

For a discussion regarding new accounting pronouncements, please refer to Note 1. “Organization, Business and Basis of Presentation—Recently Issued Accounting Pronouncements” in the accompanying Notes to Consolidated Financial Statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our 2013 Annual Report.

Cautionary Statement Concerning Forward-Looking Statements and Information

We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.

Various statements contained in this quarterly report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact, and may include projections and estimates concerning the timing and success of specific projects and our future revenue, income, backlog, liquidity, capital spending and investments.  The forward-looking statements in this quarterly report on Form 10-Q are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “possible,” “plan,” “goal,” “objective,” “outlook,” “see,” “may,” “should,” “could,” “appears” or other words that convey the uncertainty of future events or outcomes.  The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this quarterly report on Form 10-Q and are based on our current expectations and assumptions about future events, including with respect to expected growth, results of operations, performance, business prospects and opportunities and effective tax rates.  These statements do not guarantee future performance and actual results may differ materially from these statements.  We disclaim any obligation to update these statements, unless required by securities laws, and we caution you not to rely on them unduly.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  These and other important factors, including those discussed under the caption “Forward-Looking Statements” and in Item 1A “Risk Factors” in our 2013 Annual Report, and in any risk factors or cautionary statements contained in our other filings with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

•                  Legislative actions and initiatives relating to electricity transmission and renewable energy may impact demand for our services.

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

•                  We may not be able to compete for, or work on, certain projects if we are not able to obtain any necessary bonds.

•                  Inability to hire or retain key personnel could disrupt business.

•                  Work stoppages or other labor issues with our unionized workforce could adversely affect our business.

•                  Multi-employer pension plan obligations related to our unionized workforce could adversely impact our earnings.

•                  We may fail to execute or integrate future acquisitions or joint ventures successfully.

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

•                  Risks associated with the Canadian market could restrict our ability to expand and harm our business prospects.

•                  We are subject to risks associated with climate change.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2014, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the three months ended March 31, 2014 and 2013, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

As of March 31, 2014, we had no borrowings outstanding under the Credit Agreement. Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If we had borrowings outstanding under the Credit Agreement and if the prime rate, federal funds rate or LIBOR rose, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

ITEM 1A.  RISK FACTORS

As of the date of this filing, there have been no material changes to the risk factors previously discussed in Item 1A to our 2013 Annual Report. An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described in our 2013 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. These risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of our common stock and any investment in our company.

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

MYR GROUP INC.
(Registrant)

May 7, 2014	/s/ PAUL J. EVANS
Vice President, Chief Financial Officer and Treasurer