Form 10-Q
period 2014-06-30
MYR GROUP INC.
filed 2014-08-06
CIK 700923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 25, 2014, there were 21,333,226 outstanding shares of the registrant’s $0.01 par value common stock.

WEBSITE ACCESS TO COMPANY’S REPORTS

MYR Group Inc.’s internet website address is www.myrgroup.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) will be available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and per share data)	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,552	$76,454
Accounts receivable, net of allowances of $1,168 and $1,132, respectively	177,022	173,468
Costs and estimated earnings in excess of billings on uncompleted contracts	56,236	40,519
Deferred income tax assets	14,591	14,550
Receivable for insurance claims in excess of deductibles	12,739	11,389
Refundable income taxes	1,970	1,286
Other current assets	5,551	6,283
Total current assets	322,661	323,949
Property and equipment, net of accumulated depreciation of $131,506 and $115,679, respectively	152,644	142,931
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $3,060 and $2,893, respectively	10,032	10,199
Other assets	1,524	1,744
Total assets	$533,460	$525,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,307	$79,605
Billings in excess of costs and estimated earnings on uncompleted contracts	53,400	52,952
Accrued self insurance	40,269	39,111
Other current liabilities	30,360	32,711
Total current liabilities	197,336	204,379
Deferred income tax liabilities	23,719	23,719
Other liabilities	1,291	1,233
Total liabilities	222,346	229,331
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 21,322,196 and 21,223,076 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	211	210
Additional paid-in capital	162,211	161,202
Retained earnings	148,692	134,679
Total stockholders’ equity	311,114	296,091
Total liabilities and stockholders’ equity	$533,460	$525,422

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Contract revenues	$228,877	$213,916	$444,515	$415,258
Contract costs	198,349	182,663	386,907	356,702
Gross profit	30,528	31,253	57,608	58,556
Selling, general and administrative expenses	18,110	16,144	34,985	32,151
Amortization of intangible assets	83	83	167	167
Gain on sale of property and equipment	(60)	(336)	(71)	(514)
Income from operations	12,395	15,362	22,527	26,752
Other income (expense)
Interest income	30	—	33	3
Interest expense	(177)	(179)	(355)	(362)
Other, net	108	(22)	162	(17)
Income before provision for income taxes	12,356	15,161	22,367	26,376
Income tax expense	4,615	5,699	8,354	9,954
Net income	$7,741	$9,462	$14,013	$16,422
Income per common share:
—Basic	$0.36	$0.45	$0.66	$0.79
—Diluted	$0.36	$0.44	$0.64	$0.76
Weighted average number of common shares and potential common shares outstanding:
—Basic	21,115	20,785	21,108	20,723
—Diluted	21,631	21,397	21,600	21,383

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$14,013	$16,422
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation and amortization of property and equipment	16,103	13,945
Amortization of intangible assets	167	167
Stock-based compensation expense	2,197	1,658
Deferred income taxes	(41)	—
Gain on sale of property and equipment	(71)	(514)
Other non-cash items	47	75
Changes in operating assets and liabilities
Accounts receivable, net	(3,554)	(10,459)
Costs and estimated earnings in excess of billings on uncompleted contracts	(15,717)	24,937
Receivable for insurance claims in excess of deductibles	(1,350)	102
Other assets	206	1,081
Accounts payable	(6,991)	(20,781)
Billings in excess of costs and estimated earnings on uncompleted contracts	448	16,399
Accrued self insurance	1,158	88
Other liabilities	(2,318)	(5,150)
Net cash flows provided by operating activities	4,297	37,970
Cash flows from investing activities:
Proceeds from sale of property and equipment	182	546
Purchases of property and equipment	(25,234)	(21,918)
Net cash flows used in investing activities	(25,052)	(21,372)
Cash flows from financing activities:
Proceeds from exercise of stock options	135	1,045
Excess tax benefit from stock-based awards	230	628
Repurchase of common shares	(1,550)	(523)
Other financing activities	38	56
Net cash flows provided by (used in) financing activities	(1,147)	1,206
Net increase (decrease) in cash and cash equivalents	(21,902)	17,804
Cash and cash equivalents:
Beginning of period	76,454	19,825
End of period	$54,552	$37,629

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

Business

The Company performs construction services in two business segments: Transmission and Distribution (“T&D”), and Commercial and Industrial (“C&I”). T&D customers include electric utilities, cooperatives, municipalities and private developers. The Company provides a broad range of services throughout the United States, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair. The Company also provides C&I electrical contracting services to property owners and general contractors in the western United States.

Interim Consolidated Financial Information

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Certain information and note disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with these rules and regulations. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial condition of the Company as of June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and 2013 and the cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the full year or the results for any future periods. The consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2013, included in the Company’s annual report on Form 10-K.

Reclassification

Certain reclassifications were made to prior year amounts to conform to the current year presentation. The Company reclassified shares withheld to satisfy employee tax obligations upon vesting of restricted and performance shares to repurchase of common shares on the condensed consolidated statements of cash flows for the six months ended June 30, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. The most significant estimates are related to the completion percentages on our contracts, insurance reserves, accounts receivable reserves, the recoverability of goodwill and intangibles and estimates surrounding stock-based compensation.

The percentage of completion method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. The estimates are reviewed and, as needed, revised quarterly. During the three and six months ended June 30, 2014, changes in estimates pertaining to several large transmission projects resulted in increased gross margins of 1.9% and 2.2%, respectively. The Company’s income from operations was impacted by $4.3 million and $9.7 million, respectively, due to the changes in estimated gross profit that occurred during those periods. These changes in estimates resulted in increases of $2.7 million and $6.1 million in net income and $0.13 and $0.28 in diluted earnings per common share during the three and six months ended June 30, 2014, respectively. During the three and six months ended June 30, 2013, changes in estimates pertaining to several large transmission projects resulted in increased gross margins of 1.3% and 1.0%, respectively. The Company’s income from operations was impacted by $2.7 million and $4.0 million, respectively, due to the changes in estimated gross profit that occurred during those periods. These changes in estimates resulted in increases of $1.7 million and $2.5 million in net income and $0.08 and $0.12 in diluted earnings per common share during the three and six months ended June 30, 2013, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments under this pronouncement may change how an entity recognizes revenue from contracts it enters to transfer goods, services or nonfinancial assets to its customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with the customer; Step 2: Identify the performance obligations in the contract; Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract; Step 5: Recognize revenue when, or as, the entity satisfies the performance obligations. In addition, the amendments require expanded disclosure to enable the users of the financial statements to understand the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. The update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2016. The Company is evaluating the impact of this pronouncement on its policies and procedures pertaining to recognition of revenue from contracts with customers, the pronouncement’s expanded disclosure requirements and the impact on the Company’s financial statements.

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

As of June 30, 2014 and December 31, 2013, the carrying value of the Company’s cash and cash equivalents approximated fair value based on Level 1 inputs.

3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	June 30,	December 31,
(In thousands)	2014	2013

Costs and estimated earnings on uncompleted contracts	$1,824,294	$1,748,204
Less: Billings to date	1,821,458	1,760,637
	$2,836	$(12,433)

The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	June 30,	December 31,
(In thousands)	2014	2013
Costs and estimated earnings in excess of billings on uncompleted contracts	$56,236	$40,519
Billings in excess of costs and estimated earnings on uncompleted contracts	(53,400)	(52,952)
	$2,836	$(12,433)

4. Income Taxes

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rates for the three and six months ended June 30, 2014 and 2013 was principally due to state income taxes.

The Company had unrecognized tax benefits of approximately $0.9 million and $0.8 million as of June 30, 2014 and December 31, 2013, respectively, which were included in other liabilities in the accompanying, consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense because of the unrecognized tax benefits was not material for the three months and six months ended June 30, 2014 and 2013.

The Company is subject to taxation in various jurisdictions. The Company is subject to examination by the Internal Revenue Service (“IRS”) for the open tax years (2011, 2012 and 2013) and by various state authorities for the years 2009 through 2013.

5. Commitments and Contingencies

Letters of Credit

As of June 30, 2014 and December 31, 2013, the Company had irrevocable standby letters of credit outstanding of approximately $18.4 million, including one for $17.5 million related to the Company’s payment obligation under its insurance programs and another for approximately $0.9 million related to contract performance obligations.

Leases

The Company leases real estate, construction equipment and office equipment under operating leases with remaining terms ranging from one to six years. As of June 30, 2014, future minimum lease payments for operating leases were as follows: $1.0 million for the remainder of 2014, $1.1 million for 2015, $0.5 million for 2016, $0.3 million for 2017, $0.2 million for 2018 and $0.2 million thereafter.

Purchase Commitments for Construction Equipment

As of June 30, 2014, the Company had approximately $5.5 million in outstanding purchase orders for certain construction equipment with cash outlay requirements scheduled to occur over the next three months.

Insurance and Claims Accruals

The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. The deductible for each line of coverage is $1.0 million, except for certain of the Company’s health insurance benefit plans which are subject to a $0.1 million deductible for qualified individuals. Losses up to the stop loss amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the stop loss deductible, a corresponding receivable for amounts in excess of the stop loss deductible is included in current assets in the consolidated balance sheets.

Performance and Payment Bonds

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its surety for any expenses paid out under these bonds. As of June 30, 2014, an aggregate of approximately $937.8 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $171.5 million as of June 30, 2014.

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

The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of our business as well as in respect of our divested businesses. These claims, lawsuits and other proceedings include claims related to the Company’s current services and operations, as well as our historic operations.

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

In November 2009, a subcontractor working for The L. E. Myers Co. (“L. E. Myers”), a subsidiary of the Company, was involved in a vehicular traffic accident in Manatee County, Florida. In May 2011, Allen Young, and subsequently his estate, brought suit against named defendants, including L. E. Myers. Following a jury trial in the Circuit Court of the Twelfth Circuit of the State of Florida for the Manatee County Circuit Civil Division in September 2013, a verdict was entered against named defendants, including L. E. Myers, in favor of the estate of Allen Young, which included compensatory and punitive damages. The trial court subsequently issued a judgment against L. E. Myers for approximately $0.7 million in compensatory damages and $3.6 million in punitive damages. We expect the compensatory damages to be covered under L. E. Myers’ insurance. As a result of the punitive damages judgment and L. E. Myers’ belief regarding the applicability of the limitations on punitive damages under Florida law, L. E. Myers recorded a legal reserve of $2.3 million during the third quarter of 2013, which represents estimated punitive damages, interest, and the cost of an appeal bond should L. E. Myers’ appeal be successful. L. E. Myers has appealed this judgment and intends to continue to defend its position through the appeal process.

In January 2013, L. E. Myers was joined as a defendant in Northern States Power Company (Wisconsin) v. The City of Ashland, Wisconsin et al., filed in the U.S. District Court for the Western District of Wisconsin. Northern States Power Company alleges that named defendants, including L. E. Myers, contributed to contamination at the Ashland Lakefront Superfund site in Ashland, Wisconsin. Specifically, the lawsuit alleges that L. E. Myers operated a manufactured gas plant at the site for 6 to 12 years of the plant’s operation during the time frame from 1885 to 1947. Plaintiff alleges damages of up to $140 million as payment for certain costs it has incurred in connection with contamination at the site. If L. E. Myers is held liable, it would be responsible for a court determined “equitable” share of the total costs, and possibly a portion of any liability attributable to entities that no longer exist or cannot pay their share of costs. At this time, the extent, if any, of L. E. Myers’ involvement with the Ashland Site is unknown and, therefore, potential liability, if any, from being added to this lawsuit cannot be assessed. L. E. Myers has insurance policies under which it is being reimbursed for a portion of its defense costs and L. E. Myers believes these policies will provide reimbursement for a portion of its potential liability, if any. L. E. Myers can provide no assurance that these insurance policies will cover all of the costs that it may incur.

6. Stock-Based Compensation

The Company maintains two equity compensation plans under which stock-based compensation has been granted, the 2006 Stock Option Plan (the “2006 Plan”) and the 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014) (the “LTIP”). Upon the adoption of the LTIP in 2007, awards were no longer granted under the 2006 Plan. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, and (i) any combination of such awards.

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

Stock Options

The following summarizes the stock option activity for the six months ended June 30, 2014:

	Options	Weighted-Average Exercise Price

Outstanding at January 1, 2014	1,147,320	$13.21
Exercised	(34,459)	$3.91
Forfeited	(154)	$24.45
Outstanding at June 30, 2014	1,112,707	$13.49

Restricted Stock

The following summarizes restricted stock activity for the six months ended June 30, 2014:

	Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2014	211,716	$21.33
Granted	82,351	$24.46
Vested	(62,082)	$20.91
Forfeited	(202)	$24.68
Outstanding at June 30, 2014	231,783	$22.55

The shares of restricted stock that vested became taxable to the individual holders of the awards upon vesting. The Company received 17,961 of those shares as payment for withholding taxes due by holders of the restricted stock awards. The withheld shares were returned to authorized but unissued stock.

Performance Awards

The following summarizes the performance share activity at target and as of June 30, 2014:

	Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2014	87,194	$21.29
Granted at target	85,078	$27.69
Outstanding at June 30, 2014	172,272	$24.45

The performance shares granted in the first six months of 2014 were allocated evenly between two performance measures, return-on-invested-capital (“ROIC”) and relative total-shareholder-return (“TSR”). ROIC is defined as net income, less any dividends, divided by stockholders’ equity plus net debt (total debt less cash and marketable securities) at the beginning of the performance period. The ROIC-based performance shares awarded were valued at $24.72, which represented the closing price of the Company’s stock on the date of the grant, and ROIC is measured over a three-year performance period ending December 31, 2016. TSR is defined as the change in the fair market value, adjusted for dividends, of the Company’s stock relative to a peer group of companies defined at the time of the grant. The performance measure for the TSR-based performance shares is the average of the 20 trading days prior to January 1, 2014 compared to the average of the 20 trading days prior to December 31, 2016. The Company used a Monte Carlo simulation model to value the TSR shares, which resulted in a fair value of $30.66 per share. Performance shares granted prior to 2014 were subject to the return-on-equity (“ROE”) performance measure. ROE is defined as net income divided by stockholders’ equity at the beginning of the period.

The following summarizes the performance shares awarded at target outstanding by performance measure as of June 30, 2014.

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

Transmission and Distribution:  The T&D segment provides a broad range of services on electric transmission and distribution networks and substation facilities throughout the United States, which include design, engineering, procurement, construction, upgrade, and maintenance and repair services, with a particular focus on construction, maintenance and repair. T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems. The T&D segment also provides emergency restoration services in response to hurricane, ice or other storm-related damage. T&D customers include electric utilities, cooperatives, municipalities and private developers.

Commercial and Industrial:  The C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems. C&I segment services are primarily focused on the western United States.

The information in the following table was derived from internal financial reports used for corporate management purposes:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013

Contract revenues:
T&D	$166,381	$174,041	$328,425	$334,573
C&I	62,496	39,875	116,090	80,685
	$228,877	$213,916	$444,515	$415,258
Operating income (loss):
T&D	$16,782	$21,746	$30,744	$38,440
C&I	4,355	1,429	7,722	4,155
General Corporate	(8,742)	(7,813)	(15,939)	(15,843)
	$12,395	$15,362	$22,527	$26,752

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

Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income	$7,741	$9,462	$14,013	$16,422
Less: Net income allocated to participating securities	(54)	(94)	(116)	(154)
Net income available to common shareholders	$7,687	$9,368	$13,897	$16,268

Denominator:
Weighted average common shares outstanding	21,115	20,785	21,108	20,723
Weighted average dilutive securities	516	612	492	660
Weighted average common shares outstanding, diluted	21,631	21,397	21,600	21,383

Income per common share, basic	$0.36	$0.45	$0.66	$0.79
Income per common share, diluted	$0.36	$0.44	$0.64	$0.76

For the three and six month periods ended June 30, 2014 and 2013, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities. The following table summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013

Stock options	104	221	104	221
Performance awards	85	—	85	—

Share Repurchase Program

During the six months ended June 30, 2014 the Company repurchased 30,600 shares of common stock (at a weighted-average price of $24.54 per share) under its $25.0 million stock repurchase program (the “Repurchase Program”), which expires August 31, 2015. The total cost of $0.8 million was recorded as a reduction of additional paid-in capital as of June 30, 2014. These repurchases represent the first share repurchases under the Repurchase Program, leaving $24.2 million available for further share repurchases. All shares repurchased under the Repurchase Program were retired and returned to authorized and unissued.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2014 and December 31, 2013, and for the three and six months ended June 30, 2014 and 2013, and with our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein under the captions labeled “Cautionary Statement Concerning Forward-Looking Statements and Information” and “Risk Factors,” as well as in the 2013 Annual Report. We assume no obligation to update any of these forward-looking statements.

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

We had consolidated revenues for the six months ended June 30, 2014 of $444.5 million, of which 73.9% was attributable to our T&D customers and 26.1% was attributable to our C&I customers. Our consolidated revenues for the six months ended June 30, 2013 were $415.3 million. For the six months ended June 30, 2014, our net income and EBITDA (1) were $14.0 million and $39.0 million, respectively, compared to $16.4 million and $40.8 million, respectively, for the six months ended June 30, 2013. Material and subcontractor costs in our T&D segment comprised approximately 22% of total contract costs in the first six months of 2014, compared to approximately 25% in the first six months of 2013.

Our results have been driven primarily by successful bids for, and execution of, projects, our ability to capitalize on increased infrastructure spending in our markets and the breadth of our customer base. Our business is directly impacted by the level of spending on T&D infrastructure throughout the markets we serve and the level of commercial and industrial electrical construction activity in the western United States. The Company believes its transmission customers remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects in place. Although competition remains strong, we see these as positive factors for us in the future. We believe our centralized fleet and skilled workforce provide us with a competitive advantage. We expect bidding activity to remain strong for our T&D and C&I segments for the remainder of 2014; however, competition for transmission projects is pressuring bid margins in some parts of the country.

Our future growth may be organic, or through strategic acquisitions or joint ventures that we expect will improve our competitive position within our existing markets or expand our geographic footprint. We established operations in Alaska in 2013 and continue to review bidding opportunities in Canada. We believe the economic environment in Alaska and Canada could present favorable T&D bidding opportunities in the second half of 2014 and into 2015. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. We ended the second quarter of 2014 in a strong financial position, which included cash and cash equivalents of $54.6 million and availability of $156.6 million under our credit facility. We believe that our financial and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility for further strategic investments.

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

Our backlog was $397.9 million at June 30, 2014 compared to $385.6 million at March 31, 2014 and $474.5 million at June 30, 2013. Our backlog at June 30, 2014 increased $12.3 million or 3.2% from March 31, 2014 due to a number of awards of all sizes in the quarter. Backlog in the T&D segment increased $17.3 million and C&I backlog decreased $5.0 million, compared to March 31, 2014.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at June 30, 2014
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at June 30, 2013

T&D	$265,741	$25,149	$357,908
C&I	132,124	13,910	116,578
Total	$397,865	$39,059	$474,486

Project Bonding Requirements

A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the surety bonds. As of June 30, 2014, we had approximately $937.8 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $171.5 million as of June 30, 2014.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the period indicated:

	Three months ended				Six months ended
	June 30,				June 30,
	2014		2013		2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$228,877	100.0%	$213,916	100.0%	$444,515	100.0%	$415,258	100.0%
Contract costs	198,349	86.7	182,663	85.4	386,907	87.0	356,702	85.9
Gross profit	30,528	13.3	31,253	14.6	57,608	13.0	58,556	14.1
Selling, general and administrative expenses	18,110	7.9	16,144	7.6	34,985	7.9	32,151	7.8
Amortization of intangible assets	83	—	83	—	167	—	167	—
Gain on sale of property and equipment	(60)	—	(336)	(0.2)	(71)	—	(514)	(0.1)
Income from operations	12,395	5.4	15,362	7.2	22,527	5.1	26,752	6.4
Other income (expense)
Interest income	30	—	—	—	33	—	3	—
Interest expense	(177)	(0.1)	(179)	(0.1)	(355)	(0.1)	(362)	(0.1)
Other, net	108	0.1	(22)	—	162	—	(17)	—
Income before provision for income taxes	12,356	5.4	15,161	7.1	22,367	5.0	26,376	6.3
Income tax expense	4,615	2.0	5,699	2.7	8,354	1.8	9,954	2.4
Net income	$7,741	3.4%	$9,462	4.4%	$14,013	3.2%	$16,422	3.9%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues.  Revenues increased $15.0 million, or 7.0%, to $228.9 million for the three months ended June 30, 2014 from $213.9 million for the three months ended June 30, 2013. The increase was due to higher C&I revenues, partially offset by lower transmission revenues. Material and subcontractor costs comprised approximately 31% and 28% of total contract costs in the three months ended June 30, 2014 and 2013, respectively.

Gross profit.  Gross profit decreased $0.8 million or 2.3%, to $30.5 million for the three months ended June 30, 2014 from $31.3 million for the three months ended June 30, 2013. Gross margin decreased to 13.3% for the three months ended June 30, 2014 from 14.6% for the three months ended June 30, 2013. Second-quarter 2014 and 2013 gross margins included net benefits of approximately 1.9% and 1.3%, respectively, from improved contract margins on several large transmission projects due to cost efficiencies, additional work and effective contract management. The gross margin benefit in the second quarter of 2014 was more than offset by lower equipment utilization, particularly large specialty transmission equipment as several large transmission projects are nearing completion, as well as higher equipment repairs and maintenance costs. The gross margin in the second quarter of 2013 was enhanced by higher equipment utilization.

Selling, general and administrative expenses.  Selling, general and administrative expenses, which were $18.1 million for the three months ended June 30, 2014, increased $2.0 million from $16.1 million for the three months ended June 30, 2013. The increase in selling, general and administrative expenses was primarily due to higher personnel costs to support operations and higher stock compensation costs. As a percentage of revenues, selling, general and administrative expenses increased to 7.9% for the three months ended June 30, 2014 from 7.6% for the three months ended June 30, 2013.

Gain on sale of property and equipment.  There were $0.1 million of gains from the sale of property and equipment in the three months ended June 30, 2014 compared to gains of $0.3 million for the three months ended June 30, 2013. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense.  Interest expense was $0.2 million for the three month periods ended June 30, 2014 and 2013.

Provision for income taxes.  The provision for income taxes was $4.6 million for the three months ended June 30, 2014, with an effective tax rate of 37.4%, compared to a provision of $5.7 million for the three months ended June 30, 2013, with an effective tax rate of 37.6%. The decline in the effective rate was primarily caused by lower state taxes due to changes in the mix of business between states.

Net income.  Net income decreased to $7.7 million for the three months ended June 30, 2014 from $9.5 million for the three months ended June 30, 2013. The decrease was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended June 30,
	2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$166,381	72.7%	$174,041	81.4%
Commercial & Industrial	62,496	27.3	39,875	18.6
Total	$228,877	100.0	$213,916	100.0
Operating income (loss):
Transmission & Distribution	$16,782	10.1	$21,746	12.5
Commercial & Industrial	4,355	7.0	1,429	3.6
Total	21,137	9.2	23,175	10.8
Corporate	(8,742)	(3.8)	(7,813)	(3.6)
Consolidated	$12,395	5.4%	$15,362	7.2%

Transmission & Distribution

Revenues for our T&D segment for the three months ended June 30, 2014 were $166.4 million compared to $174.0 million for the three months ended June 30, 2013, a decrease of $7.6 million, or 4.4%. Material and subcontractor costs in our T&D segment comprised approximately 25% of total contract costs in the three months ended June 30, 2014, compared to approximately 24% in the three months ended June 30, 2013.

Revenues from transmission projects represented 79.8% and 85.0% of T&D segment revenue for the three months ended June 30, 2014 and 2013, respectively. Additionally, for the three months ended June 30, 2014, measured by revenue in our T&D segment, we provided 56.4% of our T&D services under fixed-price contracts, as compared to 55.5% for the three months ended June 30, 2013.

Operating income for our T&D segment for the three months ended June 30, 2014 was $16.8 million, a decrease of $4.9 million from the three months ended June 30, 2013. Operating income for our T&D segment for the three months ended June 30, 2014 and 2013 benefited from improved contract margins on several large transmission projects due to cost efficiencies, additional work and effective contract management. The gross margin benefit in the second quarter of 2014 was more than offset by lower equipment utilization, particularly large specialty transmission equipment, higher equipment repairs and maintenance costs, and higher operating expenses. The gross margin in the second quarter of 2013 was enhanced by higher equipment utilization. As a percentage of revenues, operating income for our T&D segment was 10.1% for the three months ended June 30, 2014 compared to 12.5% for the three months ended June 30, 2013.

Commercial & Industrial

Revenues for our C&I segment for the three months ended June 30, 2014 were $62.5 million compared to $39.9 million for the three months ended June 30, 2013, an increase of $22.6 million or 56.7%. Higher second-quarter revenues were due to increased activity with hospitals, data centers and transportation customers as well as improved market conditions in Colorado and Arizona. Material and subcontractor costs in our C&I segment comprised approximately 47% of total contract costs in the three months ended June 30, 2014, compared to approximately 42% in the three months ended June 30, 2013.

Measured by revenue in our C&I segment, we provided 31.6% of our services under fixed-price contracts for the three months ended June 30, 2014, compared to 51.7% in the three months ended June 30, 2013.

Operating income for our C&I segment for the three months ended June 30, 2014 was $4.4 million, an increase of $3.0 million over three months ended June 30, 2013, due primarily to the increase in revenue and higher gross margins as a result of better market conditions and improved efficiency on our jobs. As a percentage of revenues, operating income for our C&I segment was 7.0% for the three months ended June 30, 2014 compared to 3.6% for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues.  Revenues increased $29.2 million, or 7.0%, to $444.5 million for the six months ended June 30, 2014 from $415.3 million for the six months ended June 30, 2013. The increase was mainly attributable to higher C&I revenues, partially offset by a decline in transmission revenue. Material and subcontractor costs comprised approximately 29% of total contract costs in the six months ended June 30, 2014 and 2013.

Gross profit.  Gross profit decreased $1.0 million or 1.6%, to $57.6 million for the six months ended June 30, 2014 from $58.6 million for the six months ended June 30, 2013. Gross margin decreased to 13.0% for the six months ended June 30, 2014 from 14.1% for the six months ended June 30, 2013. Gross margins for the first six months of 2014 and 2013 included net benefits of approximately 2.2% and 1.0%, respectively, from improved contract margins on several large transmission projects due to cost efficiencies, additional work and effective contract management. The gross margin benefit in the first six months of 2014 was more than offset by lower equipment utilization, particularly large specialty transmission equipment as several large transmission projects are nearing completion, as well as higher equipment repairs and maintenance costs. The gross margin in the first six months of 2013 was enhanced by higher equipment utilization.

Selling, general and administrative expenses.  Selling, general and administrative expenses, which were $35.0 million for the six months ended June 30, 2014, increased $2.8 million from $32.2 million for the six months ended June 30, 2013. The increase in selling, general and administrative expenses was primarily due to higher personnel costs to support operations and higher stock compensation costs. As a percentage of revenues, selling, general and administrative expenses increased to 7.9% for the six months ended June 30, 2014 from 7.8% for the six months ended June 30, 2013.

Gain on sale of property and equipment.  There were $0.1 million of gains from the sale of property and equipment in the six months ended June 30, 2014 compared to gains of $0.5 million for the six months ended June 30, 2013. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense.  Interest expense was $0.4 million for the six month periods ended June 30, 2014 and 2013.

Provision for income taxes.  The provision for income taxes was $8.4 million for the six months ended June 30, 2014, with an effective tax rate of 37.3%, compared to a provision of $10.0 million for the six months ended June 30, 2013, with an effective tax rate of 37.7%. The decline in the effective rate was primarily caused by lower state taxes due to changes in the mix of business between states.

Net income.  Net income decreased to $14.0 million for the six months ended June 30, 2014 from $16.4 million for the six months ended June 30, 2013. The decrease was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Six months ended June 30,
	2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$328,425	73.9%	334,573	80.6%
Commercial & Industrial	116,090	26.1	80,685	19.4
Total	$444,515	100.0	$415,258	100.0
Operating income (loss):
Transmission & Distribution	$30,744	9.4	$38,440	11.5
Commercial & Industrial	7,722	6.7	4,155	5.1
Total	38,466	8.7	42,595	10.3
Corporate	(15,939)	(3.6)	(15,843)	(3.9)
Consolidated	$22,527	5.1%	$26,752	6.4%

Transmission & Distribution

Revenues for our T&D segment for the six months ended June 30, 2014 were $328.4 million compared to $334.6 million for the six months ended June 30, 2013, a decrease of $6.2 million, or 1.8%. Material and subcontractor costs in our T&D segment comprised approximately 22% of total contract costs in the six months ended June 30, 2014, compared to approximately 25% in the six months ended June 30, 2013.

Revenues from transmission projects represented 81.3% and 83.2% of T&D segment revenue for the six months ended June 30, 2014 and 2013, respectively. Additionally, for the six months ended June 30, 2014, measured by revenue in our T&D segment, we provided 52.9% of our T&D services under fixed-price contracts, as compared to 53.9% for the six months ended June 30, 2013.

Operating income for our T&D segment for the six months ended June 30, 2014 was $30.7 million compared to $38.4 million for the six months ended June 30, 2013. The first six months of 2014 and 2013 benefited from improved contract margins on several large transmission projects due to cost efficiencies, additional work and effective contract management. The gross margin benefit in the first six months of 2014 was more than offset by lower equipment utilization, particularly large specialty transmission equipment as several large transmission projects are nearing completion, higher equipment repairs and maintenance costs and higher operating expenses. The gross margin in the first six months of 2013 was enhanced by higher equipment utilization. As a percentage of revenues, operating income for our T&D segment was 9.4% for the six months ended June 30, 2014 compared to 11.5% for the six months ended June 30, 2013.

Commercial & Industrial

Revenues for our C&I segment for the six months ended June 30, 2014 were $116.1 million compared to $80.7 million for the six months ended June 30, 2013, an increase of $35.4 million or 43.9%. Higher first-half revenues were due to increased activity with hospitals, data centers and transportation customers as well as improved market conditions in Colorado and Arizona. Material and subcontractor costs in our C&I segment comprised approximately 47% of total contract costs in the six months ended June 30, 2014, compared to approximately 41% in the six months ended June 30, 2013.

Measured by revenue in our C&I segment, we provided 36.8% of our services under fixed-price contracts for the six months ended June 30, 2014, compared to 50.0% in the six months ended June 30, 2013.

Operating income for our C&I segment for the six months ended June 30, 2014 was $7.7 million, an increase of $3.5 million over six months ended June 30, 2013, due primarily to the increase in revenue and higher gross margins as a result of better market conditions and improved efficiencies on our jobs. As a percentage of revenues, operating income for our C&I segment was 6.7% for the six months ended June 30, 2014 compared to 5.1% for the six months ended June 30, 2013.

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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Net Income	$7,741	$9,462	$14,013	$16,422
Add:
Interest expense, net	147	179	322	359
Provision for income taxes	4,615	5,699	8,354	9,954
Depreciation & amortization	8,236	7,149	16,270	14,112
EBITDA	$20,739	$22,489	$38,959	$40,847

We also use EBITDA as a liquidity measure. We believe that EBITDA is important in analyzing our liquidity because it is a key component of certain material covenants contained within our credit agreement (the “Credit Agreement”). Non-compliance with these financial covenants under the Credit Agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, likely causing us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in the Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure is useful to investors and relevant to their assessment of our capacity to service or incur debt, fund capital expenditures, and expand our operations.

The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Provided By Operating Activities:
EBITDA	$20,739	$22,489	$38,959	$40,847
Add/(subtract):
Interest expense, net	(147)	(179)	(322)	(359)
Provision for income taxes	(4,615)	(5,699)	(8,354)	(9,954)
Depreciation & amortization	(8,236)	(7,149)	(16,270)	(14,112)
Adjustments to reconcile net income to net cash flows provided by operating activities	9,511	7,761	18,402	15,331
Changes in operating assets and liabilities	(3,988)	8,253	(28,118)	6,217
Net cash flows provided by operating activities	$13,264	$25,476	$4,297	$37,970

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $54.6 million and working capital of $125.3 million. We define working capital as current assets less current liabilities. During the six months ended June 30, 2014, consolidated operating activities of our business provided net cash of $4.3 million, compared to $38.0 million of cash provided in the six months ended June 30, 2013. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide our customers. In the six months ended June 30, 2014, we used net cash in investing activities of $25.1 million consisting of $25.3 million for capital expenditures, partially offset by $0.2 million of proceeds from the sale of equipment. Financing activities in the first six months of 2014 used $1.1 million of cash compared to $1.2 million of cash generated in the first six months of 2013. In the first six months of 2014, the $1.6 million of cash used to purchase shares of our common stock was partially offset by proceeds from stock options and tax benefits related to our stock compensation programs. The $1.6 million of cash used to purchase shares of our common stock consisted of $0.8 million purchased under our $25.0 million stock repurchase program and $0.8 million to purchase shares surrendered by employees to satisfy employee tax obligations under our stock compensation program.

The changes in various working capital accounts (such as: accounts receivable, including retention; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts) are due to normal timing fluctuations in our operating activities. In particular, the gross amount of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts used cash of $25.8 million in the six months ended June 30, 2014, compared to providing cash of $10.1 million in the same period of 2013. Costs and estimated earnings in excess of billings on uncompleted contracts used $15.7 million in cash in the six months ended June 30, 2014, compared to providing $24.9 million in cash in the six months ended June 30, 2013. The $40.6 million swing in costs and estimated earnings in excess of billings on uncompleted contracts was partially offset by lower use of cash for accounts receivable and accounts payable.

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

Debt Instruments

On December 21, 2011, we entered into a five-year syndicated credit agreement (the “Credit Agreement”) with a facility of $175.0 million (the “Facility”). The entire Facility is available for revolving loans and the issuance of letters of credit and up to $25.0 million is available for swingline loans. We have the option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $75.0 million upon receipt of additional commitments from new or existing lenders.

Revolving loans under the Facility bear interest, at our option, at either (1) ABR, which is the greatest of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or adjusted LIBOR plus 1.00%, plus in each case an applicable margin ranging from 0.00% to 1.00%; or (2) adjusted LIBOR plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on our leverage ratio. Letters of credit issued under the Facility are subject to a letter of credit fee of 1.00% to 2.00%, based on our leverage ratio and a fronting fee of 0.125%. Swingline loans will bear interest at the ABR Rate. We are required to pay a 0.2% commitment fee on the unused portion of the Facility.

Subject to certain exceptions, the Facility is secured by substantially all of our assets and the assets of all of our subsidiaries and by a pledge of all of the capital stock of our subsidiaries. Our subsidiaries also guarantee the repayment of all amounts due under the Facility. The Credit Agreement provides for customary events of default. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable.

Under the Credit Agreement, we are subject to certain financial covenants including, a leveraged debt ratio and a minimum interest coverage ratio, all of which we were in compliance with at June 30, 2014. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

As of June 30, 2014 and December 31, 2013, we had no debt outstanding. As of June 30, 2014 and December 31, 2013 we had $18.4 million in standby letters of credit outstanding under the Facility at an interest rate of 1.125%. As of June 30, 2014, we had $156.6 million available for borrowing under the Facility.

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

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of June 30, 2014, two customers individually exceeded 10.0% of consolidated accounts receivable with approximately 16.5% and 13.1% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of June 30, 2013, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 12.3% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2014, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the six months ended June 30, 2014 and 2013, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

As of June 30, 2014, we had no borrowings outstanding under the Credit Agreement. Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If we had borrowings outstanding under the Credit Agreement and if the prime rate, federal funds rate or LIBOR rose, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances of Common Stock.  During the three months ended June 30, 2014, 1,637 unregistered shares of our common stock, valued at $38,486 were issued to two directors of the Company who elected to receive a portion of their annual director retainer fee in stock in lieu of cash.

Purchases of Common Stock.  The following table includes all of the Company’s repurchases of common stock, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Repurchased shares are returned to authorized but unissued common stock.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

April 1, 2014 - April, 30 2014	—	$—	—	$25,000,000
May 1, 2014 - May, 31 2014	4,300	$24.50	4,300	$24,894,647
June 1, 2014 - June, 30 2014	26,300	$24.54	26,300	$24,249,130
Total	30,600	$24.54	30,600

(1)                                 On August 1, 2012, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock, and the Company subsequently established a Rule 10b5-1 plan to facilitate this repurchase. The share repurchase program was authorized through August 9, 2013. In May 2013, the Company’s Board of Directors approved an extension of the program through August 9, 2014 and increased the size of the program to $22.5 million. In May 2014, the Company’s Board of Directors approved an extension of the program through August 31, 2015 and increased the size of the program to $25.0 million. The Company has purchased 30,600 shares under this program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Description
3.1

MYR Group Inc. Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (File No. 333-196110), filed with the SEC on May 20, 2014

10.1

MYR Group Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014), incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-196110), filed with the SEC on May 20, 2014+

10.2

MYR Group Inc. Senior Management Incentive Plan (Amended and Restated as of May 1, 2014), incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-196110), filed with the SEC on May 20, 2014+

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

+                                         Indicates management contract or compensatory plan or arrangement

†                                         Filed herewith

*                                         Electronically filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC.
(Registrant)

August 6, 2014	/s/ PAUL J. EVANS
Vice President, Chief Financial Officer and Treasurer