Form 10-Q
period 2014-09-30
MYR GROUP INC.
filed 2014-11-05
CIK 700923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 1-08325

MYR GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3158643
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1701 Golf Road, Suite 3-1012
Rolling Meadows, IL	60008-4210
(Address of principal executive offices)	(Zip Code)

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

As of October 24, 2014, there were 20,779,219 outstanding shares of the registrant’s $0.01 par value common stock.

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

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share and per share data)	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,609	$76,454
Accounts receivable, net of allowances of $1,192 and $1,132, respectively	160,406	173,468
Costs and estimated earnings in excess of billings on uncompleted contracts	61,378	40,519
Deferred income tax assets	13,143	14,550
Receivable for insurance claims in excess of deductibles	11,873	11,389
Refundable income taxes	2,629	1,286
Other current assets	2,683	6,283
Total current assets	316,721	323,949
Property and equipment, net of accumulated depreciation of $139,604 and $115,679, respectively	153,968	142,931
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $3,143 and $2,893, respectively	9,949	10,199
Other assets	1,462	1,744
Total assets	$528,699	$525,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$68,150	$79,605
Billings in excess of costs and estimated earnings on uncompleted contracts	48,468	52,952
Accrued self insurance	39,419	39,111
Other current liabilities	36,558	32,711
Total current liabilities	192,595	204,379
Deferred income tax liabilities	23,719	23,719
Other liabilities	1,074	1,233
Total liabilities	217,388	229,331
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 20,958,619 and 21,223,076 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	207	210
Additional paid-in capital	154,008	161,202
Retained earnings	157,096	134,679
Total stockholders’ equity	311,311	296,091
Total liabilities and stockholders’ equity	$528,699	$525,422

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Contract revenues	$248,473	$232,890	$692,988	$648,148
Contract costs	215,749	200,407	602,656	557,109
Gross profit	32,724	32,483	90,332	91,039
Selling, general and administrative expenses	19,282	19,576	54,267	51,727
Amortization of intangible assets	83	84	250	251
Gain on sale of property and equipment	(48)	(256)	(119)	(770)
Income from operations	13,407	13,079	35,934	39,831
Other income (expense)
Interest income	57	—	90	3
Interest expense	(179)	(175)	(534)	(537)
Other, net	2	2	164	(15)
Income before provision for income taxes	13,287	12,906	35,654	39,282
Income tax expense	4,883	4,591	13,237	14,545
Net income	$8,404	$8,315	$22,417	$24,737
Income per common share:
—Basic	$0.40	$0.39	$1.06	$1.18
—Diluted	$0.39	$0.38	$1.03	$1.14
Weighted average number of common shares and potential common shares outstanding:
—Basic	20,988	20,860	21,040	20,769
—Diluted	21,521	21,452	21,536	21,398

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$22,417	$24,737
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation and amortization of property and equipment	24,551	21,203
Amortization of intangible assets	250	251
Stock-based compensation expense	3,271	2,551
Deferred income taxes	1,407	400
Gain on sale of property and equipment	(119)	(770)
Other non-cash items	95	114
Changes in operating assets and liabilities
Accounts receivable, net	13,062	(13,907)
Costs and estimated earnings in excess of billings on uncompleted contracts	(20,859)	19,864
Receivable for insurance claims in excess of deductibles	(484)	(90)
Other assets	2,439	795
Accounts payable	(11,162)	(18,745)
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,484)	34,429
Accrued self insurance	308	(390)
Other liabilities	2,932	1,051
Net cash flows provided by operating activities	33,624	71,493
Cash flows from investing activities:
Proceeds from sale of property and equipment	230	914
Purchases of property and equipment	(35,992)	(31,540)
Net cash flows used in investing activities	(35,762)	(30,626)
Cash flows from financing activities:
Proceeds from exercise of stock options	450	1,717
Excess tax benefit from stock-based awards	390	971
Repurchase of common shares	(10,585)	(542)
Other financing activities	38	56
Net cash flows provided by (used in) financing activities	(9,707)	2,202
Net increase (decrease) in cash and cash equivalents	(11,845)	43,069
Cash and cash equivalents:
Beginning of period	76,454	19,825
End of period	$64,609	$62,894

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

Interim Consolidated Financial Information

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Certain information and note disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with these rules and regulations. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial condition of the Company as of September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and 2013 and the cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the full year or the results for any future periods. The consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2013, included in the Company’s annual report on Form 10-K.

Reclassification

Certain reclassifications were made to prior year amounts to conform to the current year presentation. The Company reclassified shares withheld to satisfy employee tax obligations upon vesting of restricted and performance shares to repurchase of common shares on the condensed consolidated statements of cash flows for the nine months ended September 30, 2013.

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

The percentage of completion method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. The estimates are reviewed and, as needed, revised quarterly. During the three and nine months ended September 30, 2014, changes in estimates pertaining to certain transmission projects resulted in increased gross margins of 1.0% and 1.7%, respectively. The Company’s income from operations was positively impacted by $2.4 million and $11.7 million, respectively, due to the changes in estimated gross profit that occurred during those periods. These changes in estimates resulted in increases of $1.5 million and $7.3 million in net income or $0.07 and $0.34 in diluted earnings per common share during the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2013, changes in estimates pertaining to several transmission projects resulted in increased gross margins of 0.6% and 0.8%, respectively. The Company’s income from operations was positively impacted by $1.5 million and $5.5 million, respectively, due to the changes in estimated gross profit that occurred during those periods. These changes in estimates resulted in increases of $1.0 million and $3.5 million in net income or $0.04 and $0.16 in diluted earnings per common share during the three and nine months ended September 30, 2013, respectively.

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

As of September 30, 2014 and December 31, 2013, the carrying value of the Company’s cash and cash equivalents approximated fair value based on Level 1 inputs.

3. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following:

	September 30,	December 31,
(In thousands)	2014	2013
Costs and estimated earnings on uncompleted contracts	$1,887,112	$1,748,204
Less: Billings to date	1,874,202	1,760,637
	$12,910	$(12,433)

The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	September 30,	December 31,
(In thousands)	2014	2013
Costs and estimated earnings in excess of billings on uncompleted contracts	$61,378	$40,519
Billings in excess of costs and estimated earnings on uncompleted contracts	(48,468)	(52,952)
	$12,910	$(12,433)

4. Income Taxes

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rates for the three and nine months ended September 30, 2014 and 2013 was principally due to state income taxes.

The Company had unrecognized tax benefits of approximately $0.7 million and $0.8 million as of September 30, 2014 and December 31, 2013, respectively, which were included in other liabilities in the accompanying, consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense because of the unrecognized tax benefits was not material for the three months and nine months ended September 30, 2014 and 2013.

The Company is subject to taxation in various jurisdictions. The Company is subject to examination by the Internal Revenue Service (“IRS”) for the open tax years (2011, 2012 and 2013) and by various state authorities for the years 2009 through 2013.

5. Commitments and Contingencies

Letters of Credit

As of September 30, 2014, the Company had irrevocable standby letters of credit outstanding of approximately $19.6 million, including $17.5 million related to the Company’s payment obligation under its insurance programs and approximately $2.1 million related to contract performance obligations. As of December 31, 2013, the Company had irrevocable standby letters of credit outstanding of approximately $18.4 million, including $17.5 million related to the Company’s payment obligation under its insurance programs and approximately $0.9 million related to contract performance obligations.

Leases

The Company leases real estate, construction equipment and office equipment under operating leases with remaining terms ranging from one to less than six years. As of September 30, 2014, future minimum lease payments for operating leases were as follows: $0.6 million for the remainder of 2014, $1.2 million for 2015, $0.6 million for 2016, $0.4 million for 2017, $0.3 million for 2018 and $0.3 million thereafter.

Purchase Commitments for Construction Equipment

As of September 30, 2014, the Company had approximately $1.0 million in outstanding purchase orders for certain construction equipment with cash outlay requirements scheduled to occur over the next three months.

Insurance and Claims Accruals

The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. The deductible for each line of coverage is $1.0 million, except for certain of the Company’s health insurance benefit plans, which are subject to a $0.1 million deductible for qualified individuals. Losses up to the stop loss amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the stop loss deductible, a corresponding receivable for amounts in excess of the stop loss deductible is included in current assets in the consolidated balance sheets.

Performance and Payment Bonds

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its surety for any expenses paid out under these bonds. As of September 30, 2014, an aggregate of approximately $978.7 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $144.8 million as of September 30, 2014.

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

In January 2013, L. E. Myers was joined as a defendant in Northern States Power Company (Wisconsin) v. The City of Ashland, Wisconsin et al., filed in the U.S. District Court for the Western District of Wisconsin. Northern States Power Company alleges that named defendants, including L. E. Myers, contributed to contamination at the Ashland Lakefront Superfund site in Ashland, Wisconsin. Specifically, the lawsuit alleges that L. E. Myers operated a manufactured gas plant at the site for 6 to 12 years of the plant’s operation during the time frame from 1885 to 1947. Plaintiff alleges damages of up to $140 million as payment for certain costs it has incurred and expects to incur in the future in connection with contamination at the site. If L. E. Myers is held liable, it would be responsible for a court determined “equitable” share of the total costs, and possibly a portion of any liability attributable to entities that no longer exist or cannot pay their share of costs. At this time, the extent, if any, of L. E. Myers’ involvement with the Ashland site is unknown and, therefore, potential liability, if any, from being added to this lawsuit cannot be assessed. L. E. Myers has insurance policies under which it is being reimbursed for a portion of its defense costs and L. E. Myers believes these policies will provide reimbursement for a portion of its potential liability, if any. L. E. Myers can provide no assurance as to the amount that these insurance policies will ultimately cover.

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

Stock Options

The following summarizes the stock option activity for the nine months ended September 30, 2014:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2014	1,147,320	$13.21
Exercised	(81,027)	$5.56
Forfeited	(957)	$22.16
Outstanding at September 30, 2014	1,065,336	$13.78

Restricted Stock

The following summarizes restricted stock activity for the nine months ended September 30, 2014:

	Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2014	211,716	$21.33
Granted	82,351	$24.46
Vested	(64,657)	$20.85
Forfeited	(1,512)	$22.55
Outstanding at September 30, 2014	227,898	$22.59

The shares of restricted stock that vested became taxable to the individual holders of the awards upon vesting. The Company received 18,819 of those shares as payment for withholding taxes due by holders of the restricted stock awards. The withheld shares were returned to authorized but unissued stock.

Performance Awards

The following summarizes the performance share activity at target and as of September 30, 2014:

	Shares	Weighted-Average Grant Date Fair Value

Outstanding at January 1, 2014	87,194	$21.29
Granted at target	85,078	$27.69
Forfeited	(1,419)	$23.55
Outstanding at September 30, 2014	170,853	$24.46

The Company has granted performance awards under which shares of the Company’s common stock may be earned based on the Company’s performance compared to certain metrics. The number of shares actually earned under a performance award may vary from zero to 200% of the target shares awarded, based upon the Company’s performance compared to the metrics. The metrics used are determined at grant by the Compensation Committee of the Board of Directors and may be either based on performance compared to an internal measure, such as return on invested capital (“ROIC”) or return on equity (“ROE”), or the metric may be based on market performance, such as total shareholder return (“TSR”). The 2014 performance award grants were allocated evenly between two performance metrics; ROIC and TSR.

ROIC is defined as net income, less any dividends, divided by stockholders’ equity plus net debt (total debt less cash and marketable securities) at the beginning of the performance period. The ROIC-based target shares awarded were valued at $24.72, which represented the closing price of the Company’s stock on the date of grant, and ROIC is measured over a three-year performance period ending December 31, 2016.

TSR is defined as the change in the fair market value, adjusted for dividends, of a company’s stock. The TSR of the Company’s stock will be compared to the TSR of a peer group of companies defined at the time of the grant. For the 2014 grant of TSR-based performance awards, TSR will be calculated using the average stock price of the 20 trading days prior to January 1, 2014 and compared to the average stock price of the 20 trading days prior to December 31, 2016. Because TSR is a market-based performance metric, the Company used a Monte Carlo simulation model to calculate the fair value of the grant, which resulted in a fair value of $30.66 per share.

Target performance shares awarded prior to 2014 were based on the Company’s ROE performance. ROE is defined as net income divided by stockholders’ equity at the beginning of the period.

The following summarizes the performance shares awarded at target outstanding by performance measure as of September 30, 2014.

Performance
Shares

Shares with ROE measures	86,381
Shares with ROIC measures	42,236
Shares with TSR measures	42,236
170,853

7. Segment Information

MYR Group is a specialty contractor serving the electrical infrastructure market. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which includes safety, professional fees, management fees, and intangible amortization. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Transmission and Distribution: The T&D segment provides a broad range of services on electric transmission and distribution networks and substation facilities, which include design, engineering, procurement, construction, upgrade, and maintenance and repair services, with a particular focus on construction, maintenance and repair. T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems. The T&D segment also provides emergency restoration services in response to hurricane, ice or other storm-related damage. T&D customers include electric utilities, cooperatives, municipalities and private developers.

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

The information in the following table was derived from internal financial reports used for corporate management purposes:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013

Contract revenues:
T&D	$179,960	$187,156	$508,385	$521,729
C&I	68,513	45,734	184,603	126,419
	$248,473	$232,890	$692,988	$648,148
Operating income (loss):
T&D	$16,892	$22,757	$47,636	$61,197
C&I	5,427	2,387	13,149	6,542
General Corporate	(8,912)	(12,065)	(24,851)	(27,908)
	$13,407	$13,079	$35,934	$39,831

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

Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income	$8,404	$8,315	$22,417	$24,737
Less: Net income allocated to participating securities	(58)	(83)	(176)	(237)
Net income available to common shareholders	$8,346	$8,232	$22,241	$24,500

Denominator:
Weighted average common shares outstanding	20,988	20,860	21,040	20,769
Weighted average dilutive securities	533	592	496	629
Weighted average common shares outstanding, diluted	21,521	21,452	21,536	21,398

Income per common share, basic	$0.40	$0.39	$1.06	$1.18
Income per common share, diluted	$0.39	$0.38	$1.03	$1.14

For the three and nine month periods ended September 30, 2014 and 2013, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities. The following table summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013

Stock options	103	221	104	221
Performance awards	—	—	84	—

Share Repurchase Program

During the nine months ended September 30, 2014, the Company repurchased 438,577 shares of common stock (at a weighted-average price of $23.96 per share) under its $25.0 million stock repurchase program (the “Repurchase Program”), which expires August 31, 2015. The total cost of $10.5 million, $9.8 million of which had settled as of September 30, 2014, was recorded as a reduction of common stock and additional paid-in capital as of September 30, 2014, leaving $14.5 million available for further share repurchases. All shares repurchased under the Repurchase Program will be retired and returned to authorized but unissued stock.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2014 and December 31, 2013, and for the three and nine months ended September 30, 2014 and 2013, and with our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein under the captions “Cautionary Statement Concerning Forward-Looking Statements and Information” and “Risk Factors,” as well as in the 2013 Annual Report. We assume no obligation to update any of these forward-looking statements.

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

We had consolidated revenues for the nine months ended September 30, 2014 of $693.0 million, of which 73.4% was attributable to our T&D customers and 26.6% was attributable to our C&I customers. Our consolidated revenues for the nine months ended September 30, 2013 were $648.1 million. For the nine months ended September 30, 2014, our net income and EBITDA (1) were $22.4 million and $60.9 million, respectively, compared to $24.7 million and $61.3 million, respectively, for the nine months ended September 30, 2013.

Our results have been driven primarily by successful bids for, and execution of, projects, our ability to capitalize on increased infrastructure spending in our markets and the breadth of our customer base. Our business is directly impacted by the level of spending on T&D infrastructure throughout the markets we serve and the level of commercial and industrial electrical construction activity in the western United States. We believe our transmission customers remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects in place. Although competition remains strong, we see these as positive factors for us in the future. We believe our centralized fleet and skilled workforce provide us with a competitive advantage. We expect bidding activity to remain strong for our T&D and C&I segments for the remainder of 2014; however, competition for transmission projects continues to pressure bid margins in some parts of the country.

Our future growth may be organic, or through acquisitions or joint ventures that we expect will improve our competitive position within our existing markets or expand our geographic footprint. We established operations in Alaska in 2013 and continue to review bidding opportunities in Canada. We believe the economic environment in Canada could present favorable T&D bidding opportunities into 2015. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. We ended the third quarter of 2014 in a strong financial position, which included cash and cash equivalents of $64.6 million and availability of $155.4 million under our credit facility. We believe that our financial and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility for further strategic investments.

(1)	EBITDA is a non-GAAP measure. Refer to “Non-GAAP Measure—EBITDA” for a discussion of this measure.

Backlog

We define backlog as our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts. Backlog may not accurately represent the revenues that we expect to realize during any particular period. Several factors such as the timing of contract awards, the type and duration of contracts, and the mix of subcontractor and material costs in our projects can impact our backlog at any point in time. Some of our revenue does not appear in our periodic backlog reporting because the award of the project, as well as the execution of the work, may all take place within the period. Our backlog only includes projects that have a signed contract or an agreed upon work order to perform work on mutually accepted terms and conditions. Backlog should not be relied upon as a stand-alone indicator of future events.

Our backlog was $409.0 million at September 30, 2014 compared to $397.9 million at June 30, 2014 and $444.0 million at September 30, 2013. Our backlog at September 30, 2014 increased $11.1 million or 2.8% from June 30, 2014 due to a number of awards of projects of all sizes in the quarter. Backlog in the T&D segment increased $23.6 million and C&I backlog decreased $12.5 million, compared to June 30, 2014.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at September 30, 2014
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at September 30, 2013

T&D	$289,352	$7,039	$297,970
C&I	119,652	10,078	146,076
Total	$409,004	$17,117	$444,046

Project Bonding Requirements

A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the surety bonds. As of September 30, 2014, we had approximately $978.7 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $144.8 million as of September 30, 2014.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the period indicated:

	Three months ended				Nine months ended
	September 30,				September 30,
	2014		2013		2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$248,473	100.0%	$232,890	100.0%	$692,988	100.0%	$648,148	100.0%
Contract costs	215,749	86.8	200,407	86.1	602,656	87.0	557,109	86.0
Gross profit	32,724	13.2	32,483	13.9	90,332	13.0	91,039	14.0
Selling, general and administrative expenses	19,282	7.8	19,576	8.4	54,267	7.8	51,727	8.0
Amortization of intangible assets	83	—	84	—	250	—	251	—
Gain on sale of property and equipment	(48)	—	(256)	(0.1)	(119)	—	(770)	(0.1)
Income from operations	13,407	5.4	13,079	5.6	35,934	5.2	39,831	6.1
Other income (expense)
Interest income	57	—	—	—	90	—	3	—
Interest expense	(179)	(0.1)	(175)	(0.1)	(534)	(0.1)	(537)	(0.1)
Other, net	2	—	2	—	164	—	(15)	—
Income before provision for income taxes	13,287	5.3	12,906	5.5	35,654	5.1	39,282	6.0
Income tax expense	4,883	1.9	4,591	1.9	13,237	1.9	14,545	2.2
Net income	$8,404	3.4%	$8,315	3.6%	$22,417	3.2%	$24,737	3.8%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues. Revenues increased $15.6 million, or 6.7%, to $248.5 million for the three months ended September 30, 2014 from $232.9 million for the three months ended September 30, 2013. The increase was due to higher C&I and distribution revenues, partially offset by lower transmission revenues. Material and subcontractor costs comprised approximately 36% and 31% of total contract costs in the three months ended September 30, 2014 and 2013, respectively.

Gross profit. Gross profit increased $0.2 million, or 0.7%, to $32.7 million for the three months ended September 30, 2014 from $32.5 million for the three months ended September 30, 2013. The increase in gross profit was primarily due to higher revenues. Gross margin decreased to 13.2% for the three months ended September 30, 2014 from 13.9% for the three months ended September 30, 2013. The decline in gross margin was primarily due to lower equipment utilization, particularly large specialty transmission equipment as several large transmission projects were substantially complete or nearing completion, as well as higher equipment repairs and maintenance costs. In the three months ended September 30, 2014 and 2013 gross margin benefited by approximately 1.0% and 0.6%, respectively, from improved contract margins on several transmission projects due to cost efficiencies, additional work and effective contract management.

Selling, general and administrative expenses. Selling, general and administrative expenses, which were $19.3 million for the three months ended September 30, 2014, decreased $0.3 million from $19.6 million for the three months ended September 30, 2013. The decline in selling, general and administrative expenses for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was due to the legal reserve of $2.3 million, recorded in the third quarter of 2013, pertaining to litigation regarding a traffic accident. The impact of the legal reserve was largely offset by higher personnel costs to support operations and higher stock compensation costs in the three months ended September 30, 2014. As a percentage of revenues, selling, general and administrative expenses decreased to 7.8% for the three months ended September 30, 2014 from 8.4% for the three months ended September 30, 2013. The legal reserve represented 1.0% of revenues in the three months ended September 30, 2013.

Gain on sale of property and equipment. There were no significant gains or losses from the sale of property and equipment in the three months ended September 30, 2014 compared to gains of $0.3 million for the three months ended September 30, 2013. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $0.2 million for the three month periods ended September 30, 2014 and 2013.

Provision for income taxes. The provision for income taxes was $4.9 million for the three months ended September 30, 2014, with an effective tax rate of 36.8%, compared to a provision of $4.6 million for the three months ended September 30, 2013, with an effective tax rate of 35.6%. The increase in the effective rate was primarily due to discrete tax items.

Net income. Net income increased to $8.4 million for the three months ended September 30, 2014 from $8.3 million for the three months ended September 30, 2013. The increase was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended September 30,
	2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$179,960	72.4%	$187,156	80.4%
Commercial & Industrial	68,513	27.6	45,734	19.6
Total	$248,473	100.0	$232,890	100.0
Operating income (loss):
Transmission & Distribution	$16,892	9.4	$22,757	12.2
Commercial & Industrial	5,427	7.9	2,387	5.2
Total	22,319	9.0	25,144	10.8
Corporate	(8,912)	(3.6)	(12,065)	(5.2)
Consolidated	$13,407	5.4%	$13,079	5.6%

Transmission & Distribution

Revenues for our T&D segment for the three months ended September 30, 2014 were $180.0 million compared to $187.2 million for the three months ended September 30, 2013, a decrease of $7.2 million, or 3.8%. The decline in revenue was primarily due to lower revenues on several large transmission projects which were substantially complete or nearing completion, partially offset by higher distribution revenues. Material and subcontractor costs in our T&D segment comprised approximately 34% of total contract costs in the three months ended September 30, 2014, compared to approximately 27% in the three months ended September 30, 2013.

Revenues from transmission projects represented 75.2% and 86.5% of T&D segment revenue for the three months ended September 30, 2014 and 2013, respectively. Additionally, for the three months ended September 30, 2014, measured by revenue in our T&D segment, we provided 51.2% of our T&D services under fixed-price contracts, as compared to 55.8% for the three months ended September 30, 2013.

Operating income for our T&D segment for the three months ended September 30, 2014 was $16.9 million, a decrease of $5.9 million from the three months ended September 30, 2013. Operating income declined for our T&D segment for the three months ended September 30, 2014 compared to 2013 primarily due to lower equipment utilization, particularly large specialty transmission equipment as several large transmission projects are substantially complete or nearing completion, as well as higher equipment repairs and maintenance costs. The impact of lower equipment utilization was partially offset by improved contract margins on certain transmission projects due to cost efficiencies, additional work and effective contract management. As a percentage of revenues, operating income for our T&D segment was 9.4% for the three months ended September 30, 2014 compared to 12.2% for the three months ended September 30, 2013.

Commercial & Industrial

Revenues for our C&I segment for the three months ended September 30, 2014 were $68.5 million compared to $45.7 million for the three months ended September 30, 2013, an increase of $22.8 million or 49.8%. The increase in revenues was due to increased activity in most of our service offerings as well as improved market conditions in Colorado and Arizona. Material and subcontractor costs in our C&I segment comprised approximately 42% of total contract costs in the three months ended September 30, 2014, compared to approximately 46% in the three months ended September 30, 2013.

Measured by revenue in our C&I segment, we provided 39.2% of our services under fixed-price contracts for the three months ended September 30, 2014, compared to 46.2% in the three months ended September 30, 2013.

Operating income for our C&I segment for the three months ended September 30, 2014 was $5.4 million, an increase of $3.0 million over the three months ended September 30, 2013, due primarily to the increase in revenue and higher gross margins as a result of better market conditions and project efficiencies. As a percentage of revenues, operating income for our C&I segment was 7.9% for the three months ended September 30, 2014 compared to 5.2% for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues. Revenues increased $44.9 million, or 6.9%, to $693.0 million for the nine months ended September 30, 2014 from $648.1 million for the nine months ended September 30, 2013. The increase was attributable to higher C&I and distribution revenues, partially offset by a decline in transmission revenue. Material and subcontractor costs comprised approximately 31% and 30% of total contract costs in the nine months ended September 30, 2014 and 2013, respectively.

Gross profit. Gross profit decreased $0.7 million, or 0.8%, to $90.3 million for the nine months ended September 30, 2014 from $91.0 million for the nine months ended September 30, 2013. Gross margin decreased to 13.0% for the nine months ended September 30, 2014 from 14.0% for the nine months ended September 30, 2013. The year-over-year decline in gross profit and gross margin was primarily due to lower equipment utilization, particularly large specialty transmission equipment as several large transmission projects were substantially complete or nearing completion, as well as higher equipment repairs and maintenance costs. Gross margin in the first nine months of 2014 and 2013 benefited by approximately 1.7% and 0.8%, respectively, from improved contract margins on several transmission projects due to cost efficiencies, additional work and effective contract management.

Selling, general and administrative expenses. Selling, general and administrative expenses, which were $54.3 million for the nine months ended September 30, 2014, increased $2.6 million from $51.7 million for the nine months ended September 30, 2013. The increase in selling, general and administrative expenses for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily due to higher personnel costs to support operations and higher stock compensation costs. Additionally, the nine months ended September 30, 2013 were impacted by the legal reserve of $2.3 million recorded in the third quarter of 2013. As a percentage of revenues, selling, general and administrative expenses decreased to 7.8% for the nine months ended September 30, 2014 from 8.0% for the nine months ended September 30, 2013. The legal reserve represented 0.4% of revenues in the nine months ended September 30, 2013.

Gain on sale of property and equipment. There were $0.1 million of gains from the sale of property and equipment in the nine months ended September 30, 2014 compared to gains of $0.8 million for the nine months ended September 30, 2013. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $0.5 million for the nine month periods ended September 30, 2014 and 2013.

Provision for income taxes. The provision for income taxes was $13.2 million for the nine months ended September 30, 2014, with an effective tax rate of 37.1%, compared to a provision of $14.5 million for the nine months ended September 30, 2013, with an effective tax rate of 37.0%. The increase in the effective rate was primarily due to discrete tax items.

Net income. Net income decreased to $22.4 million for the nine months ended September 30, 2014 from $24.7 million for the nine months ended September 30, 2013. The decrease was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Nine months ended September 30,
	2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$508,385	73.4%	521,729	80.5%
Commercial & Industrial	184,603	26.6	126,419	19.5
Total	$692,988	100.0	$648,148	100.0
Operating income (loss):
Transmission & Distribution	$47,636	9.4	$61,197	11.7
Commercial & Industrial	13,149	7.1	6,542	5.2
Total	60,785	8.8	67,739	10.5
Corporate	(24,851)	(3.6)	(27,908)	(4.4)
Consolidated	$35,934	5.2%	$39,831	6.1%

Transmission & Distribution

Revenues for our T&D segment for the nine months ended September 30, 2014 were $508.4 million compared to $521.7 million for the nine months ended September 30, 2013, a decrease of $13.3 million, or 2.6%. The decline in revenue was primarily due to lower revenues on several large transmission projects which were substantially complete or nearing completion, partially offset by higher distribution revenues. Material and subcontractor costs in our T&D segment comprised approximately 27% of total contract costs in the nine months ended September, 2014, compared to approximately 26% in the nine months ended September 30, 2013.

Revenues from transmission projects represented 79.1% and 84.4% of T&D segment revenue for the nine months ended September 30, 2014 and 2013, respectively. Additionally, for the nine months ended September, 2014, measured by revenue in our T&D segment, we provided 52.3% of our T&D services under fixed-price contracts, as compared to 54.5% for the nine months ended September 30, 2013.

Operating income for our T&D segment for the nine months ended September 30, 2014 was $47.6 million compared to $61.2 million for the nine months ended September 30, 2013. The decline in operating income for the first nine months of 2014 compared to 2013 was primarily due to lower equipment utilization, particularly large specialty transmission equipment as several large transmission projects are nearing completion, as well as higher equipment repairs and maintenance costs. The impact of lower equipment utilization was partially offset by improved contract margins on several transmission projects due to cost efficiencies, additional work and effective contract management. As a percentage of revenues, operating income for our T&D segment was 9.4% for the nine months ended September 30, 2014 compared to 11.7% for the nine months ended September 30, 2013.

Commercial & Industrial

Revenues for our C&I segment for the nine months ended September 30, 2014 were $184.6 million compared to $126.4 million for the nine months ended September 30, 2013, an increase of $58.2 million or 46.0%. The increase in revenues was due to increased activity in most of our service offerings as well as improved market conditions in Colorado and Arizona. Material and subcontractor costs in our C&I segment comprised approximately 45% of total contract costs in the nine months ended September 30, 2014, compared to approximately 43% in the nine months ended September 30, 2013.

Measured by revenue in our C&I segment, we provided 37.7% of our services under fixed-price contracts for the nine months ended September 30, 2014, compared to 48.6% in the nine months ended September 30, 2013.

Operating income for our C&I segment for the first nine months of 2014 was $13.1 million, a 101.0% increase over the $6.5 million in the first nine months of 2013, due primarily to the increase in revenue and higher gross margins as a result of better market conditions and project efficiencies. As a percentage of revenues, operating income for our C&I segment was 7.1% for the nine months ended September 30, 2014 compared to 5.2% for the nine months ended September 30, 2013.

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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013

Net Income	$8,404	$8,315	$22,417	$24,737
Add:
Interest expense, net	122	175	444	534
Provision for income taxes	4,883	4,591	13,237	14,545
Depreciation & amortization	8,531	7,342	24,801	21,454
EBITDA	$21,940	$20,423	$60,899	$61,270

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

The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Provided By Operating Activities:
EBITDA	$21,940	$20,423	$60,899	$61,270
Add/(subtract):
Interest expense, net	(122)	(175)	(444)	(534)
Provision for income taxes	(4,883)	(4,591)	(13,237)	(14,545)
Depreciation & amortization	(8,531)	(7,342)	(24,801)	(21,454)
Adjustments to reconcile net income to net cash flows provided by operating activities	11,053	8,418	29,455	23,749
Changes in operating assets and liabilities	9,870	16,790	(18,248)	23,007
Net cash flows provided by operating activities	$29,327	$33,523	$33,624	$71,493

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $64.6 million and working capital of $124.1 million. We define working capital as current assets less current liabilities. During the nine months ended September 30, 2014, consolidated operating activities of our business provided net cash of $33.6 million, compared to $71.5 million of cash provided in the nine months ended September 30, 2013. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide our customers. In the nine months ended September 30, 2014, we used net cash in investing activities of $35.8 million consisting of $36.0 million for capital expenditures, partially offset by $0.2 million of proceeds from the sale of equipment. Financing activities in the first nine months of 2014 used $9.7 million of cash compared to generating $2.2 million of cash in the first nine months of 2013. In the first nine months of 2014, $10.6 million of cash was used to purchase shares of our common stock that was partially offset by proceeds from stock options and tax benefits related to our stock compensation programs. The $10.6 million of cash used to purchase shares of our common stock consisted of $9.8 million purchased under our Repurchase Program and $0.8 million to purchase shares surrendered by employees to satisfy employee tax obligations under our stock compensation program.

The changes in various working capital accounts (such as: accounts receivable, including retention; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts) are due to normal timing fluctuations in our operating activities. In particular, the gross amount of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts used cash of $23.4 million in the nine months ended September 30, 2014, compared to providing cash of $21.6 million in the same period of 2013, a year-over-year change of $45.0 million. Costs and estimated earnings in excess of billings on uncompleted contracts used $20.9 million in cash in the nine months ended September 30, 2014, compared to providing $19.9 million in cash in the nine months ended September 30, 2013, which accounts for $40.8 million of the year-over-year change.

We anticipate that our cash and cash equivalents on hand, our $155.4 million borrowing availability under our credit facility, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, and purchases under the stock repurchase plan. We expect that our capital spending in 2014 will be similar to our 2013 capital spending. Although we believe that we have adequate cash and availability under our credit agreement to meet our liquidity needs, any large projects or acquisitions may require additional capital.

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

Revolving loans under the Facility bear interest, at our option, at either (1) ABR, which is the greatest of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or adjusted LIBOR plus 1.00%, plus in each case an applicable margin ranging from 0.00% to 1.00%; or (2) adjusted LIBOR plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on our leverage ratio. Letters of credit issued under the Facility are subject to a letter of credit fee of 1.00% to 2.00%, based on our leverage ratio and a fronting fee of 0.125%. Swingline loans bear interest at the ABR Rate. We are required to pay a 0.2% commitment fee on the unused portion of the Facility.

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

Under the Credit Agreement, we are subject to certain financial covenants including a leveraged debt ratio and a minimum interest coverage ratio, all of which we were in compliance with at September 30, 2014. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

As of September 30, 2014 and December 31, 2013, we had no debt outstanding. As of September 30, 2014, we had irrevocable standby letters of credit outstanding of approximately $19.6 million, including $17.5 million related to our payment obligation under our insurance programs and approximately $2.1 million related to contract performance obligations. As of December 31, 2013, we had irrevocable standby letters of credit outstanding of approximately $18.4 million, including $17.5 million related to our payment obligation under our insurance programs and approximately $0.9 million related to contract performance obligations.

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

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2014, two customers individually exceeded 10.0% of consolidated accounts receivable with approximately 13.4% and 10.9% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of September 30, 2013, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 18.3% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

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

Various statements contained in this quarterly report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act. Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact, and may include projections and estimates concerning the timing and success of specific projects and our future revenue, income, backlog, liquidity, capital spending and investments. The forward-looking statements in this quarterly report on Form 10-Q are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “possible,” “plan,” “goal,” “objective,” “outlook,” “see,” “may,” “should,” “could,” “appears” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this quarterly report on Form 10-Q and are based on our current expectations and assumptions about future events, including with respect to expected growth, results of operations, performance, business prospects and opportunities and effective tax rates. These statements do not guarantee future performance and actual results may differ materially from these statements. We disclaim any obligation to update these statements, unless required by securities laws, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed under the caption “Forward-Looking Statements” and in Item 1A “Risk Factors” in our 2013 Annual Report, and in any risk factors or cautionary statements contained in our other filings with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2014, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the nine months ended September 30, 2014 and 2013, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

As of September 30, 2014, we had no borrowings outstanding under the Credit Agreement. Borrowings under the Credit Agreement are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If we had borrowings outstanding under the Credit Agreement and if the prime rate, federal funds rate or LIBOR increased, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

July 1, 2014 - July 31, 2014	670	$24.61	670	$24,232,643
August 1, 2014 - August 31, 2014	192,218	$23.50	191,360	$19,735,634
September 1, 2014 - September 30, 2014	215,947	$24.28	215,947	$14,493,235
Total	408,835	$23.91	407,977

(1)	This column includes all repurchases of common stock, including stock repurchased under announced repurchase programs and stock repurchased outside such programs. In August 2014 the Company repurchased 858 shares of its common stock for $19,683 to satisfy tax obligations on the vesting of restricted stock under the 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014).

(2)	On August 1, 2012, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock, and the Company subsequently established a Rule 10b5-1 plan to facilitate this repurchase. The share repurchase program was authorized through August 9, 2013. In May 2013, the Company’s Board of Directors approved an extension of the program through August 9, 2014 and increased the size of the program to $22.5 million. In May 2014, the Company’s Board of Directors approved an extension of the program through August 31, 2015 and increased the size of the program to $25.0 million. The Company has purchased 438,577 shares under this program.

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

MYR GROUP INC.
(Registrant)

November 5, 2014	/s/ PAUL J. EVANS
Vice President, Chief Financial Officer and Treasurer

