Form 10-K
period 2014-12-31
MYR GROUP INC.
filed 2015-03-11
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the outstanding common equity held by non-affiliates of the registrant was approximately $524.9 million, based upon the closing sale price of the common stock on such date as reported by the NASDAQ Global Market (for purposes of calculating this amount, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the registrant have been deemed affiliates).

As of March 6, 2015 there were 20,777,304 shares of the registrant’s $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with its 2015 annual meeting of stockholders to be held on April 30, 2015, are incorporated into Part III hereof.

MYR GROUP INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us,” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

i

FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “likely,” “unlikely,” “possible,” “potential,” “should” and similar expressions. The forward-looking statements in this annual report on Form 10-K speak only as of the date of this annual report on Form 10-K. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict, and many of which are beyond our control. These and other important factors, including those discussed in Item 1A “Risk Factors” of this report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

WEBSITE ACCESS TO COMPANY’S REPORTS

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

ii

PART I

Item 1.	Business

General

We are a holding company of specialty electrical construction service providers that was established in 1995 through the merger of long-standing specialty contractors. Through our subsidiaries, we have served the electric utility infrastructure markets since 1891. Our operations are currently conducted through wholly-owned subsidiaries, including: The L. E. Myers Co.; Harlan Electric Company; Hawkeye Construction, Inc.; Great Southwestern Construction, Inc.; Sturgeon Electric Company, Inc.; MYR Transmission Services, Inc.; MYR Group Construction Canada, Ltd.; MYR Transmission Services Canada, Ltd.; and Northern Transmission Services, Ltd. We provide electrical construction services, and limited gas construction services, through a network of local offices located throughout the United States and Canada. We provide a broad range of services, which includes design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair.

Our principal executive offices are located at 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008-4210. The telephone number of our principal executive offices is (847) 290-1891.

Reportable Segments

We are a leading specialty contractor serving the electrical infrastructure market in the United States. We manage and report our operations through two industry segments: Transmission and Distribution (“T&D”) and Commercial and Industrial (“C&I”) electrical contracting services.

Transmission and Distribution segment.  We have operated in the T&D industry since 1891. We are one of the largest U.S. contractors servicing the T&D sector of the electric utility industry. We provide a broad range of services on electric transmission and distribution networks and substation facilities, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair, to customers in the electric utility and the renewable energy industries throughout the United States and Canada. Our T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems. We also provide storm restoration services in response to hurricane, ice or other storm related damage.

In our T&D segment, we generally serve the electric utility industry as a prime contractor, either through traditional design-bid-build or engineering, procurement and construction (“EPC”) forms of project delivery. Our T&D customers include electric utilities, cooperatives, government-funded utilities and private developers. We have long-standing relationships with many of our T&D customers who rely on us to construct and maintain reliable electric and other utility infrastructure. We provide many services to our customers under multi-year master service agreements (“MSAs”) and other variable-term service agreements. We generally focus on improving our profitability by selecting projects we believe will provide attractive margins, actively monitoring the costs of completing our projects, holding customers accountable for costs related to changes to contract specifications, and rewarding our employees for keeping costs under budget.

Commercial and Industrial segment.  We have provided electrical contracting services for C&I construction in the western United States since 1912. Our C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. Our C&I operations are primarily in the western United States where we have sufficient scale to deploy the level of resources necessary to achieve significant market share. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems.

In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry, but also contract directly with facility owners. We have a diverse customer base with many long-standing relationships.

Additional financial information related to our business segments is provided under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 14 to our Consolidated Financial Statements.

Customers

Our T&D customers include many of the leading companies in the electric utility industry. Our T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. Our C&I customer base includes general contractors, commercial and industrial facility owners, local governments and developers in our regional markets. We have long-standing relationships with many of our customers, and we cultivate these relationships at all levels of our organization from senior management to project supervisors. We seek to build upon our customer relationships to secure additional projects from our current customer base. Many of our customer relationships originated decades ago and are maintained through a partnering approach, which includes project evaluation and consulting, quality performance, performance measurement and direct customer contact. At both a senior and operating unit level, management also maintains a dual focus on pursuing growth opportunities with prospective customers. In addition, our senior management and local business unit management teams promote and market our services for prospective large-scale projects and national accounts. We believe that our industry experience, technical expertise, customer relationships and emphasis on safety and customer service contribute to us obtaining new contracts with both existing and new customers.

For the years ended December 31, 2014, 2013 and 2012, our top 10 customers accounted for 46.5%, 57.8%, and 59.6% of our revenues, respectively. For the years ended December 31, 2014 and 2013, no single customer accounted for more than 10.0% of annual revenues. For the year ended December 31, 2012, Cross Texas Transmission, LLC, a T&D customer, accounted for 15.1% of our revenues. No other single customer accounted for more than 10.0% of our annual revenues in the year ended December 31, 2012.

For the years ended December 31, 2014, 2013 and 2012, revenues derived from T&D customers accounted for 74.1%, 80.0%, and 83.0%, of our total revenues, respectively, and revenues derived from C&I customers accounted for 25.9%, 20.0% and 17.0% of our total revenues, respectively.

Types of Service Arrangements and Bidding Process

We enter into contracts principally through a competitive bid process. Our typical construction project begins with the preparation and submission of a bid to a customer. If selected as the successful bidder, we generally enter into a contract with the customer that provides for payment upon completion of specified work or units of work as identified in the contract. Although there is considerable variation in the terms of the contracts we undertake, our contracts are primarily structured as either fixed-price or unit-price agreements, pursuant to which we agree to do the work for a fixed amount for the entire project or for the particular units of work performed, respectively. We also enter into time-and-equipment contracts under which we are paid for labor and equipment at negotiated hourly billing rates and for other expenses, including materials, as incurred, and time-and-materials contracts under which we are paid for labor at negotiated hourly billing rates and for other expenses, including materials, as incurred. Finally, we sometimes enter into cost-plus contracts, where we are paid for our costs plus a negotiated margin. On occasion, time-and-equipment, time-and-materials and cost-plus contracts require us to include a guaranteed not-to-exceed maximum price.

Fixed-price and unit-price contracts typically have the highest potential margins; however, they hold a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have less margin upside, but generally have a lower risk of cost overruns. Work in our T&D segment is generally completed under fixed-price, time-and-materials, time-and-equipment, unit-price and cost-plus agreements. C&I work is typically performed under fixed-price, time-and-materials, cost-plus, and unit-price agreements. Fixed-price contracts accounted for 50.2% of total revenue for the year ended December 31, 2014, including 53.1% of our total revenue for our T&D segment and 41.7% of our total revenue for our C&I segment.

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

Our T&D segment also provides services under MSAs that cover maintenance, upgrade and extension services, as well as new construction. Work performed under MSAs is typically billed on a unit-price, time-and-materials or time-and-equipment basis. MSAs are typically one to three years in duration; however, most of our contracts, including MSAs, may be terminated by our customers on short notice, typically 30 to 90 days, even if we are not in default under the contract. Under MSAs, customers generally agree to use us for certain services in a specified geographic region. Most MSA customers have no obligation to assign specific volumes of work to us and are not required to use us exclusively, although in some cases they are subject to our right of first refusal. Many of our contracts, including MSAs, are open to public bid at expiration and generally attract numerous bidders.

A portion of the work we perform requires performance and payment bonds at the time of execution of the contract. Contracts generally include retention provisions pursuant to which from 3% to 10% is withheld from each progress payment as retainage until the contract work has been completed and approved.

Materials

In many cases, our T&D customers are responsible for supplying their own materials on projects; however, under certain contracts, we may agree to provide all or a portion of the required materials. For our C&I contracts, we usually procure the necessary materials and supplies. We are not dependent on any one supplier for materials or supplies.

Subcontracting

We are the prime contractor for the majority of our T&D projects. We may use subcontractors to perform portions of our contracts and to manage workflow, particularly for design, engineering, procurement and some foundation work. We often work with subcontractors who are sole proprietorships or small business entities. Subcontractors normally provide their own employees, vehicles, tools and insurance coverage. We are not dependent on any single subcontractor. Contracts with subcontractors often contain provisions limiting our obligation to pay the subcontractor if our client has not paid us. We hold our subcontractors responsible for their work or delays in their performance. On larger projects we may require performance and payment bonding from subcontractors, where we deem appropriate, based on the risk involved. We occasionally perform work as a subcontractor, and we may elect to do so from time-to-time on larger projects in order to manage our execution risk.

The majority of the work in our C&I segment is done as a subcontractor to a general contractor.

Competition

Our business is highly competitive in both our T&D and C&I segments. Competition in both of our business segments is primarily based on the price of the construction services and upon the reputation for quality, safety and reliability of the contractor. The competition we encounter can vary depending upon the type and/or location of construction services. The current economic environment has had an impact on the competition that we face, and has led to increased competition for projects being bid.

We believe that the principal competitive factors that customers consider in our industry are:

•	price and flexible contract terms;
•	safety programs and safety performance;
•	management team experience;
•	reputation and relationships with the customer;
•	geographic presence and breadth of service offerings;
•	willingness to accept risk;

•	quality of service execution;
•	specialized equipment, tooling and centralized fleet structure;
•	the availability of qualified and/or licensed personnel;
•	adequate financial resources and bonding capacity;
•	weather-damage restoration abilities and reputation; and
•	technological capabilities.

While we believe our customers consider a number of factors when selecting a service provider, most of their work is awarded through a bid process where price is always a principal factor. See “Risk Factors-Our industry is highly competitive.”

T&D Competition

Our T&D segment competes with a number of companies in the local markets where we operate, ranging from small local independent companies to large national firms. The national or large regional firms that compete with us for T&D contracts include Asplundh Construction Corp., Davis H. Elliot Company, Inc., Henkels & McCoy, Inc., MasTec, Inc., MDU Resources Group, Inc., Michels Corporation, Pike Corporation, Power Line Services, Inc., Quanta Services, Inc. and Willbros Group, Inc.

There are a number of barriers to entry into the transmission services business, including the cost of equipment and tooling necessary to perform transmission work, the availability of qualified labor, the scope of typical transmission projects and the technical, managerial and supervisory skills necessary to complete the job. Larger transmission projects generally require specialized heavy duty equipment as well as strong financial resources to meet the cash flow, bonding, or letter of credit requirements of these projects. These factors sometimes reduce the number of potential competitors on these projects. The number of firms that generally compete for any one significant transmission infrastructure project varies greatly depending on a number of factors, including the size of the project, its location and the bidder qualification requirements imposed upon contractors by the customer. Some of our competitors restrict their operations to one geographic area, and others operate nationally and internationally.

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

A major competitive factor in our C&I segment is the individual relationships that we and our competitors have developed with general contractors who typically manage the bid process. Additionally, the equipment requirements for C&I work are generally not as significant as that of T&D construction. Since C&I construction typically involves the purchase of materials, the financial resources to meet the materials procurement and equipment requirements of a particular project may impact the competition that we encounter. In the majority of cases involving maintenance services provided by us, our customers will also perform some or all of these types of services internally as well. We differentiate ourselves from our competitors by bidding for larger and/or more technically complex projects, which we believe many of our smaller competitors may not be capable of executing effectively or profitably. We believe that we have a favorable competitive position in the markets that we serve due in part to our strong operating history and strong local market share as well as our reputation and relationships with our customers.

Project Bonding Requirements

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We generally must reimburse the surety for any expenses or outlays it incurs. These bonds are typically issued at the face value of the contract awarded. As of December 31, 2014, we had approximately $636.5 million in original face amount of bonds outstanding for projects in our T&D segment and $188.6 million for projects in our C&I segment. Our estimated remaining cost to complete these bonded projects for both segments was approximately $125.9 million as of December 31, 2014. As of December 31, 2013, we had approximately $707.3 million in original face amount of bonds outstanding for projects in our T&D segment and $181.8 million for projects in our C&I segment. The ability to post bonds provides us with a competitive advantage over smaller or less financially secure competitors. We believe that the strength of our balance sheet, as well as our strong and long-standing relationship with our surety, enhances our ability to obtain adequate financing and bonds.

Backlog

We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. A customer’s intention to award us work under a fixed-price contract is not included in backlog unless there is an actual award to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of MSAs that typically have a one-year to three-year duration from execution. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to generate in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. See “Item 1A. Risk Factors-Backlog may not be realized or may not result in profits.”

Certain projects that we undertake are not completed in one accounting period. Revenue on construction contracts is recorded based upon the percentage-of-completion accounting method determined by the ratio of costs incurred to date on the contracts (excluding uninstalled direct materials) to management’s estimates of total contract costs. Under the percentage-of-completion method of accounting, revenue recognition is largely a function of contract costs incurred for any given period. Contract costs may include direct material, labor, subcontractor and material procurement services, equipment, and those indirect costs related to contract performance such as indirect labor, supplies, tools and repairs. While our contracts typically include labor, equipment and indirect costs, the amount of subcontractor and material costs on any individual contract can vary considerably.

There can be no assurance as to the accuracy of our customers’ requirements or of our estimates of existing and future needs under MSAs, or of the values of our cost or time-dependent contracts and, therefore, our current backlog may not be realized as part of our future revenues. Subject to the foregoing discussions, the following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at December 31, 2014
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total Backlog at December 31, 2013
T&D	$320,435	$43,136	$189,321
C&I	113,206	4,401	136,773
Total	$433,641	$47,537	$326,094

Changes in backlog from period to period are primarily the result of fluctuations in the timing of awards and revenue recognition of contracts. The increase in the 2014 backlog was due to numerous project awards of all sizes in 2014.

Trade Names and Intellectual Property

We operate in the U.S. under a number of trade names, including MYR Group Inc., The L. E. Myers Co., Harlan Electric Company, Hawkeye Construction, Inc., Great Southwestern Construction, Inc., Sturgeon Electric Company, Inc. and MYR Transmission Services, Inc. We operate in Canada under the trade names MYR Group Construction Canada, Ltd., MYR Transmission Services Canada, Ltd., and Northern Transmission Services, Ltd. We do not generally register our trade names, but instead rely on statutory and common law protection. While we consider our trade names to be valuable assets, we do not consider any single trade name to be of such material importance that its absence would cause a material disruption to our business. We also do not materially rely upon any patents, licenses or other intellectual property.

Equipment

Our long history in the T&D industry has allowed us to be instrumental in designing much of the specialty tools and equipment used in the industry, including wire pullers, wire tensioners and aerial devices. We operate a fleet of trucks and trailers, support vehicles, bulldozers, bucket trucks, digger derricks and cranes and specialty construction equipment, such as wire pullers and wire tensioning machines. We also rely on specialized tooling, including stringing blocks, wire grips and presses. The standardization of our trucks and trailers allows us to streamline training, maintenance and parts costs. We operate a centralized fleet facility, as well as 20 regional maintenance shops throughout the United States, which are staffed by over 140 mechanics and equipment managers who service our fleet. Our ability to internally service our fleet in various markets often allows us to reduce repair costs and the time equipment is out of service by eliminating both the need to ship equipment long distances for repair and dependence on third party maintenance providers. Our maintenance shops are also able to modify standard construction equipment to meet the specific needs of our specialty applications. We are a final-stage manufacturer for several configurations of our specialty vehicles, and, in the event that a particular piece of equipment is not available to us, we can build the component on-site, which reduces our reliance on our equipment suppliers.

Our fleet of equipment is managed by our centralized fleet management group. Our fleet is highly mobile, which gives us the ability to shift resources from region-to-region quickly and to effectively respond to customer needs or major weather events. Our centralized fleet management group is designed to enable us to optimize and maintain our equipment to achieve the highest equipment utilization which helps to maintain a competitive position with respect to our equipment costs. We develop internal equipment rates which provide our business units with appropriate pricing levels to estimate their bids for new projects more accurately. We also involve our business units in prioritizing the use of our fleet assets. The fleet management group also manages the procurement of additional equipment and short-term rentals. All of these factors are critical in allowing us to operate efficiently and meet our customers’ needs.

Regulation

Our operations are subject to various laws and regulations including:

•	licensing, permitting and inspection requirements applicable to electricians and engineers;
•	regulations relating to worker safety and environmental protection;
•	permitting and inspection requirements applicable to construction projects;
•	building and electrical codes;
•	special bidding and procurement requirements on government projects; and
•	local laws and government acts regulating work on protected sites.

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

Additionally, there are significant environmental regulations under consideration to encourage the use of clean energy technologies and regulate emissions of greenhouse gases to address climate change. We regularly monitor the various proposals in this regard. Although the impact of climate change regulations on our business will depend on the specifics of governmental policies, legislation, and regulation, we believe that we will be well-positioned to adapt our business to meet new regulations. See “Item 1A. Risk Factors-We are subject to risks associated with climate change” and “Item 1A. Risk Factors-Our failure to comply with environmental and other laws and regulations could result in significant liabilities.”

Seasonality and Cyclical Nature of Business

The demand for construction and maintenance services from our customers is cyclical in nature and vulnerable to downturns in the industries we serve as well as the economy in general. As a result, our volume of business could be adversely affected by declines or delays in new projects in various geographic regions.

Although our revenues are primarily driven by spending patterns in our customers’ industries, our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, daylight hours, availability of system outages from utilities and holidays. For example, during the winter months, demand for our T&D work may be high, but our work can be delayed due to inclement weather. During the summer months, the demand for our T&D work may be affected by fewer available system outages during which we can perform electrical line service work due to peak electrical demands caused by warmer weather conditions. During the spring and fall months, the demand for our T&D work may increase due to improved weather conditions and system availability; however, extended periods of rain and other severe weather can affect the deployment of our crews and efficiency of operations.

Employees

We seek to attract and retain highly qualified craft employees by providing a superior work environment through our emphasis on safety, our high quality fleet of equipment, and our competitive compensation. The number of individuals we employ varies significantly throughout the year, typically with lower staffing levels at year end and through the winter months when fewer projects are active. The number of craft employees fluctuates depending on the number and size of projects at any particular time. As of December 31, 2014, we had approximately 3,650 employees, consisting of approximately 650 salaried employees, including executive officers, district managers, project managers, superintendents, estimators, office managers, and staff and clerical personnel, and approximately 3,000 craft employees. Approximately 91% of our craft employees were members of unions, with the majority being members of the International Brotherhood of Electrical Workers (“IBEW”), who are represented by many local unions under agreements with generally uniform terms and varying expiration dates. We generally are not direct parties to such local agreements, but instead these agreements are entered into by and between the IBEW local unions and the National Electrical Contractors Association (“NECA”), of which we are a member. NECA negotiates the terms of these agreements on our behalf. On occasion we will also employ individuals who are members of other trade unions pursuant to multi-employer, multi-union project agreements.

Executive Officers

Name	Age on March 1, 2015	Position
William A. Koertner	65	Chairman, President and Chief Executive Officer
Paul J. Evans	47	Vice President, Chief Financial Officer and Treasurer
Richard S. Swartz, Jr.	51	Senior Vice President and Chief Operating Officer
Gerald B. Engen, Jr.	64	Senior Vice President, Chief Legal Officer and Secretary
Tod M. Cooper	50	Senior Vice President
William H. Green	71	Senior Vice President

William A. Koertner has served as chairman since December 2007. Mr. Koertner joined us in 1998 as senior vice president, treasurer and chief financial officer and became our president and chief executive officer in December 2003. Prior to joining us, Mr. Koertner served as vice president at Central Illinois Public Service Company from 1989 until 1998.

Paul J. Evans joined us as vice president, chief financial officer and treasurer in January 2012. From 2010 until joining us in 2012, Mr. Evans was president and chief executive officer of a start-up renewable energy company. From 2004 until 2009, Mr. Evans was the treasurer at NorthWestern Energy. Prior to NorthWestern Energy, Mr. Evans held corporate operational finance positions at Duke Energy North America, NRG Energy, and McLane Company, Inc.

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

Tod M. Cooper was appointed senior vice president, in August 2013. Mr. Cooper served as group vice president, east from 2009 to 2013 and vice president T&D, east from 2006 to 2009. Mr. Cooper has held a number of additional positions since joining us in 1989, including business development manager, regional manager, district manager, and estimator.

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

Our business can be highly cyclical and subject to seasonal and other variations that can result in significant differences in operating results from period to period. Additionally, our results may be materially and adversely affected by:

•	the timing and volume of work under contract;
•	increased competition and changes in the competitive marketplace for our services;
•	the spending patterns of customers and governments;
•	safety performance and reputation;
•	the amount of subcontractor and material costs in our projects;
•	decreased equipment utilization;
•	permitting, regulatory or customer-caused delays on projects;
•	the timing, execution of and ability to negotiate change orders, claims and other contract adjustments;
•	variations in the margins of projects performed during any particular reporting period;
•	a change in the demand for our services;
•	increased costs of performance of our services caused by severe weather conditions;
•	increases in design and construction costs that we are unable to pass through to our customers;
•	the termination or expiration of existing agreements;
•	regional and general economic conditions and the condition of the financial markets;
•	losses experienced in our operations not otherwise covered by insurance;
•	a change in the mix of our customers, contracts and business;
•	payment risk associated with the financial condition of our customers;
•	cost overruns on fixed-price and unit-price contracts;
•	availability of qualified labor for specific projects;
•	changes in bonding requirements applicable to existing and new agreements;
•	costs we incur to support growth internally or through acquisitions or otherwise;
•	costs associated with our multi-employer pension plan obligations;
•	the availability of equipment;
•	warranty claims;

•	impairment of goodwill or intangible assets; and
•	changes in accounting pronouncements that require us to account for items differently than historical pronouncements.

Accordingly, our operating results in any particular reporting period may not be indicative of the results that can be expected for any other reporting period.

Our industry is highly competitive.

Our industry is highly competitive. Increased competition can place downward pressure on contract prices and profit margins and may limit the number of projects that we are awarded. Our industry is fragmented and we compete with other companies, ranging from small, independent firms servicing local markets to larger firms servicing regional and national markets. Relatively few barriers prevent entry into the C&I market and the distribution market. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors in those areas. Competition in the industry depends on a number of factors, including price. Some of our competitors, including our competitors in the transmission market, may have lower labor and overhead cost structures and, therefore, may be able to provide their services at lower prices than ours. In addition, some of our competitors may have greater financial, technological and human resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the markets we serve or maintain our customer base at current levels. We also may face competition from in-house service organizations of our existing or prospective customers. Electric utility companies often employ personnel to internally perform some of the same types of services we do. If we are unable to compete successfully in our markets, our operating results could be adversely affected.

We may be unsuccessful in generating internal growth.

Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	attract new customers;
•	increase the number of projects performed for existing customers;
•	hire and retain qualified personnel;
•	successfully bid new projects;
•	expand geographically; and
•	adapt the range of services we offer to customers to address their evolving construction needs.

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

The demand for infrastructure construction and maintenance services from our customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the industries we serve as well as the economy in general. Stagnant or declining economic conditions have adversely impacted the demand for our services in the past and resulted in the delay, reduction or cancellation of certain projects and may adversely affect us in the future. Unfavorable economic conditions could also cause our customers to outsource less work. Additionally, many of our customers finance their projects through the incurrence of debt or the issuance of equity. A reduction in cash flow or the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels. A prolonged economic downturn or recession could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. Material fluctuations in energy markets could have an adverse impact on our customers’ spending patterns. Consolidation, competition, capital constraints or negative economic conditions in the electric power industry may also result in reduced spending by, or the loss of, one or more of our customers.

Because the vast majority of our T&D revenue is derived from the electric utility industry, regulatory and environmental requirements affecting that industry could adversely affect our results of operations. Customers in the electric utility industry we serve face stringent regulatory and environmental requirements as well as permitting processes as they implement plans for their projects, which may result in delays, reductions and cancellations of some of their projects. These regulatory factors have resulted in decreased demand for our services in the past, and they may do so in the future, potentially impacting our operations and our ability to grow at historical levels.

Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of penalties, including liquidated damages.

Many projects involve challenging engineering, procurement and construction phases that may occur over several years. We may encounter difficulties that impact our ability to complete the project in accordance with the original delivery schedule. These difficulties may be the result of delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from our customer’s failure to timely obtain permits or rights-of-way or meet other regulatory requirements, weather-related delays, delays caused by difficult worksite environments and other factors, some of which are beyond our control. In addition, for some projects we contract with third-party subcontractors to assist us with the completion of contracts. Any delay or failure by suppliers or by subcontractors in the completion of their portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric transmission lines, renewable energy projects, or other facilities. We may not be able to recover the costs we incur that are caused by delays. In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations, and we may not be able to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.

Our customers may change or delay various elements of the project after its commencement. The design, engineering information, equipment or materials that are to be provided by the customer or other parties may be deficient or delivered later than required by the project schedule, resulting in additional direct or indirect costs. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer-requested change orders or failure by the customer to timely deliver items, such as engineering drawings or materials. Litigation or arbitration of claims for compensation may be lengthy and costly, and it is often difficult to predict when and for how much the claims will be resolved. A failure to obtain adequate compensation for these matters could require us to record a reduction to amounts of revenue and gross profit recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments could be substantial. We may also be required to invest significant working capital to fund cost overruns while the resolution of change orders or claims is pending, which could adversely affect our liquidity and financial results in any given period.

Our business is labor intensive and we may be unable to attract and retain qualified employees.

Our ability to maintain our productivity and our operating results may be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced shortages of certain types of qualified personnel, such as engineers, project managers, field supervisors, and linemen, in certain regions. In addition, our projects are sometimes located in remote areas which can make recruitment and deployment of our employees challenging. During periods with large volumes of storm restoration services work, linemen are frequently recruited across geographic regions to satisfy demand. Many linemen are willing to travel to earn premium wages for such work, which from time-to-time makes it difficult for us to retain these workers for ongoing projects when storm conditions persist. The supply of experienced engineers, project managers, field supervisors, linemen and other skilled workers may not be sufficient to meet current or expected demand. The commencement of new, large-scale infrastructure projects or increased demand for infrastructure improvements, as well as the aging electric utility workforce, may further reduce the pool of skilled workers available to us. Labor shortages could impair our ability to maintain our business or grow our revenues. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses.

The timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results.

A substantial portion of our revenues are derived from project-based work that is awarded through a competitive bid process. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of, or failure to obtain projects, delays in awards of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets, including our fleet of construction equipment, which could lower our overall profitability and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. This can present difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, which could impact our cash flow, expenses and profitability. If an expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments from the customer. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period.

Many of our contracts may be canceled upon short notice, typically 30 to 90 days, even if we are not in default under the contract, and we may be unsuccessful in replacing our contracts if they are canceled or as they are completed or expire. We could experience a decrease in our revenue, net income and liquidity if contracts are canceled and if we are unable to replace canceled, completed or expired contracts. Certain of our customers assign work to us on a project-by-project basis under MSAs. Under these agreements, our customers often have no obligation to assign a specific amount of work to us. Our operations could decline significantly if the anticipated volume of work is not assigned to us or is cancelled. Many of our contracts, including our MSAs, are opened to competitive bid at the expiration of their terms. There can be no assurance that we will be the successful bidder on our existing contracts that come up for re-bid.

Backlog may not be realized or may not result in profits and may not accurately represent future revenue.

Backlog is difficult to determine accurately, and companies within our industry may define backlog differently. Reductions in backlog due to cancellation, termination or scope adjustment by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts in backlog. In the event of a project cancellation, termination or scope adjustment, we typically have no contractual right to the total revenues reflected in our backlog. The timing of contract awards, duration of large new contracts and the mix of services, subcontracted work and material in our contracts can significantly affect backlog reporting. Given these factors and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot provide assurance as to our customers’ requirements or our estimates of backlog. See “Item 1. Business-Backlog” for a discussion on how we calculate backlog for our business.

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

We may enter into joint venture or other strategic arrangements with other parties as part of our business operations. Success on a jointly performed project depends in large part on whether all parties satisfy their contractual obligations. Joint venture partners are generally jointly and severally liable for all liabilities and obligations of the joint venture. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities relating to claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate or agreed upon share of a liability to compensate for the partner’s shortfall. In addition, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, reduce our profit on the project or damage our reputation.

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

As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results from Operations — Critical Accounting Policies” and in the notes to our consolidated financial statements, a significant portion of our revenues is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is commonly used in the construction industry for fixed-price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. In addition, we record adjustments to estimated costs of contracts when we believe the change in estimate is probable and the amounts can be reasonably estimated. These adjustments could result in both increases and decreases in profit margins. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings.

Our actual costs may be greater than expected in performing our fixed-price and unit-price contracts.

We currently generate, and expect to continue to generate, a significant portion of our revenues and profits under fixed-price and unit-price contracts. We must estimate the costs of completing a particular project when we bid for these types of contracts. The actual cost of labor and materials, however, may vary from the costs we originally estimated and we may not be successful in recouping additional costs from our customers. These variations, along with other risks inherent in performing fixed-price and unit-price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects due to changes in a variety of factors such as:

•	failure to properly estimate costs of engineering, material, equipment or labor;
•	unanticipated technical problems with the materials or services being supplied by us, which may require us to incur additional costs to remedy the problem;
•	project modifications that create unanticipated costs;
•	changes in the costs of equipment, materials, labor or subcontractors;
•	the failure of our suppliers or subcontractors to perform;
•	difficulties in our customers obtaining required governmental permits or approvals;
•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);
•	the availability and skill level of workers in the geographic location of the project;
•	an increase in the cost of fuel or other resources;
•	changes in local laws and regulations;
•	delays caused by local weather conditions, third parties or customers; or
•	quality issues requiring rework.

Our financial results are based upon estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”), estimates and assumptions are used by management in determining the reported amounts of assets and liabilities, revenues and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated. In some cases, these estimates are particularly difficult to determine, and we must exercise significant judgment.

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

We maintain insurance policies with respect to automobile liability, general liability, workers’ compensation, employers’ liability and other coverages, but those policies do not cover all possible claims and are subject to certain deductible limits. We also have an employee health care benefit plan for employees not subject to collective bargaining agreements, which is subject to certain deductible limits. Insurance losses are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety programs, and as a result, our actual losses may exceed our estimates.

The loss of a key customer could have an adverse affect on us.

Our customer base is highly concentrated, with our top ten customers accounting for 46.5% of our revenue for the year ended December 31, 2014. Much of our success depends on developing and maintaining relationships with our major customers. Our revenue could significantly decline if we lose one or more of our significant customers. In addition, revenues generated from contracts with significant customers may vary from period-to-period depending on the timing and volume of work ordered by such customers in a given period and as a result of competition from the in-house service organizations of our customers.

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

In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new permitting or cleanup requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our financial condition and results of operations. In certain instances, we have obtained indemnification or covenants from third parties (including our predecessor owners or lessors) for some or all of such cleanup and other obligations and liabilities. However, such third-party indemnities or covenants may not cover all of our costs.

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

In addition, we are subject to laws and regulations protecting endangered species. Laws also protect Native American artifacts and archaeological sites and a part of our business is operated in the southwestern United States, where there is a greater chance of discovering those sites. We may incur work stoppages to avoid violating these laws and regulations, or we may risk fines or other sanctions for accidentally or willfully violating these laws and regulations.

Unavailability or cancellation of third party insurance coverage would increase our overall risk exposure and could disrupt our operations.

We maintain insurance coverage from third party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. Although we maintain insurance policies with respect to automobile liability, general liability, workers’ compensation, our employee group health program, and other types of coverage, these policies are subject to high deductibles, and we are self-insured up to the amount of those deductibles. There can be no assurance that our current or past insurance coverage will be sufficient or effective under all circumstances or against all claims and liabilities to which we may be subject.

We renew our insurance policies on an annual basis; therefore, deductibles and levels of insurance coverage may change in future periods. There can be no assurance that any of our existing insurance coverage will be renewed upon the expiration of the coverage period or that future coverage will be affordable at the required limits. In addition, our current or past third party insurers may fail, cancel our coverage, determine to exclude certain items from coverage, or otherwise be unable to provide us with adequate insurance coverage. We may not be able to obtain certain types of insurance or incremental levels of insurance in scope or amount sufficient to cover liabilities we may incur.

If any of these events occur, our overall risk exposure would increase and our operations could be disrupted. If our risk exposure increases as a result of adverse changes in our insurance coverage, we could be subject to increased claims and liabilities that could negatively affect our results of operations and financial condition.

We may incur liabilities and suffer negative financial or reputational impacts relating to occupational health and safety matters.

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

Our customers seek to minimize safety risks on their sites, and they frequently review the safety records of outside contractors during the bidding process. If our safety record were to substantially deteriorate, we might become ineligible to bid on certain work, and our customers could cancel our contracts and not award us future business.

We extend trade credit to customers for purchases of our services, and may have difficulty collecting receivables from them.

We grant trade credit, generally without collateral, to our customers for the purchase of our services. We have in the past, and may in the future, have difficulty collecting receivables from customers, particularly those experiencing financial difficulties. Our customers in the T&D segment include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. Our customers in the C&I segment include general contractors, commercial and industrial facility owners, local governments and developers located primarily in the western United States. Our customers also include special purpose entities that own T&D projects which do not have the financial resources of traditional transmission utility operators. Consequently, we are subject to potential credit risk related to changes in business and economic factors. Due to our work on large construction projects, a few customers sometimes may comprise a large portion of our receivable balance at any point in time. If any of our major customers experience financial difficulties, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in any of our customers’ revenues or cash flows could affect our ability to collect amounts due from them.

We may not be able to compete for, or work on, certain projects if we are not able to obtain the necessary bonds.

Our contracts may require that we provide to our customers security for the performance of their projects, typically in the form of a performance bond and/or a payment bond. Under standard terms in the bond market, sureties issue or renew bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds.

Current or future market conditions, including losses incurred in the construction industry or a decrease in lending activity may have a negative effect on surety providers. These market conditions, as well as changes in our surety providers’ assessment of our operating and financial risk, could also cause our surety providers to decline to issue or renew, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety provider limits or eliminates our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in our availability of bonding capacity, we may be unable to compete for, or work on, certain projects.

Inability to hire or retain key personnel could disrupt our business.

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

As of December 31, 2014, approximately 91% of our craft labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages could adversely impact our relationships with our customers and could cause us to lose business, resulting in decreased revenues.

Multi-employer pension plan obligations related to our unionized workforce could adversely impact our earnings.

Our collective bargaining agreements may require us to participate with other companies in various multi-employer pension plans. To the extent that we participate in any multi-employer pension plans that are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we were to withdraw from them or if they were terminated. Furthermore, the Pension Protection Act of 2006 (the “PPA”) imposes additional funding rules applicable to plan years beginning after 2007 for multi-employer pension plans that are classified as either “endangered,” “seriously endangered” or “critical” status. For a plan that is classified as being in critical status, additional required employer contributions and/or employee benefit reductions could be applied going forward based on future union wages paid. In December 2014, the Consolidated and Further Continuing Appropriations Act of 2015 (the “2015 Appropriations Act”) was signed into law and materially amended the PPA funding rules. In general, the PPA funding rules were made more flexible in order to make more manageable the steps necessary for multi-employer plans to become or remain economically viable in the future. We have been informed that several of the multi-employer pension plans to which our subsidiaries contribute have been labeled with a “critical” or “endangered” status as defined by the PPA. The changes made by the 2015 Appropriations Act could materially impact the funding status assessments made under the PPA. Although we are not currently aware of any potential significant liabilities to us as a result of these plans being classified as being in a “critical” or “endangered” status, our future financial results could be impacted by the amended funding rules. It is unclear what impact the 2015 Appropriations Act will have on our future obligations to the multi-employer pension plans in which we participate.

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

Future acquisitions or joint ventures may expose us to operational challenges and risks, including the diversion of management’s attention from our existing business, the failure to retain key personnel or customers of an acquired business, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves and the potential impairment of acquired intangible assets. Our ability to grow and maintain our competitive position may be affected by our ability to successfully integrate any businesses acquired.

Our business may be affected by seasonal and other variations, including severe weather conditions.

Although our revenues are primarily driven by spending patterns in our customers’ industries, our revenues and results of operations can be subject to seasonal variations, particularly in our T&D segment. These variations are influenced by weather, hours of daylight, customer spending patterns, available system outages from utilities and holidays, and can have a significant impact on our gross margins. Our profitability may decrease during the winter months and during severe weather conditions because work performed during these periods may be restricted and more costly to complete. Additionally, our T&D customers often cannot remove their T&D lines from service during the summer months when consumer demand for electricity is at its peak, delaying the demand for our maintenance and repair services. Working capital needs are also influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring when we increase outdoor construction in weather-affected regions of the country, and we convert working capital assets to cash during the winter months.

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

Unexpected costs or liabilities may arise from lawsuits or indemnity claims related to the services we perform or have performed in the past. We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, environmental remediation, punitive damages, civil penalties or other losses, consequential damages or injunctive or declaratory relief. In addition, pursuant to our service arrangements, we generally indemnify our customers for claims related to the services we provide under those service arrangements. In some instances, our services are integral to the operation and performance of the electric distribution and transmission infrastructure. As a result, we may become subject to lawsuits or claims for any failure of the systems we work on, even if our services are not the cause for such failures. In addition, we may incur civil and criminal liabilities to the extent that our services contributed to any personal injury or property damage. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of managements’ attention to the business.

Opportunities associated with government contracts could lead to increased governmental regulation applicable to us.

Most government contracts are awarded through a regulated competitive bidding process. If we were to be successful in being awarded government contracts, significant costs could be incurred by us before any revenues were realized from these contracts. Government agencies may review a contractor’s performance, cost structure and compliance with applicable laws, regulations and standards. If government agencies determine through these reviews that costs were improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we engaged in improper activity, we may be subject to civil and criminal penalties. Government contracts are also subject to renegotiation of profit and termination by the government prior to the expiration of the term.

Risks associated with operating in the Canadian market could restrict our ability to expand and harm our business and prospects.

We do not have extensive experience operating in Canada and there are numerous inherent risks in conducting our business in a different country including, but not limited to, potential instability in markets, political, economic or social conditions, and difficult or additional legal and regulatory requirements applicable to our operations. Limits on our ability to repatriate earnings, exchange controls, and complex U.S. and Canadian laws and treaties could also adversely impact our operations. Changes in the value of the Canadian dollar could increase or decrease the U.S. dollar value of our profits earned or assets held in Canada or potentially limit our ability to reinvest earnings from our operations in Canada to fund the financing requirements of our operations in the U.S. These risks could restrict our ability to provide services to Canadian customers or to operate our Canadian business profitably, and could negatively impact our results.

Our failure to comply with the laws applicable to our Canadian activities, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws could have an adverse effect on us.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Our policies mandate compliance with all applicable anti-bribery laws. Although we have policies and procedures designed to ensure that we, our employees, our agents and others who work with us in foreign countries comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations, financial condition or cash flows. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and could consume significant time and attention of our senior management.

The nature of our business exposes us to warranty claims, which may reduce our profitability.

Under our contracts with customers, we typically provide a warranty for the services we provide, guaranteeing the work performed against defects in workmanship and material. As much of the work we perform is inspected by our customers for any defects in construction prior to acceptance of the project, the warranty claims that we have historically received have been minimal. Additionally, materials used in construction are often provided by the customer or are warranted against defects from the supplier. However, certain projects may have longer warranty periods and include facility performance warranties that may be broader than the warranties we generally provide. In these circumstances, if warranty claims occurred, it could require us to re-perform the services or to repair or replace the warranted item, at a cost to us, and could also result in other damages if we are not able to adequately satisfy our warranty obligations. In addition, we may be required under contractual arrangements with our customers to warrant any defects or failures in materials we provide that we purchase from third parties. While we generally require suppliers to provide us warranties that are consistent with those we provide to the customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials for which we are not reimbursed. Costs incurred as a result of warranty claims could adversely affect our operating results, financial condition and cash flows.

Certain provisions in our organizational documents and Delaware law could delay or prevent a change in control of our company.

The existence of certain provisions in our organizational documents and Delaware law could delay or prevent an unsolicited change in control of our company, even if a change of control might be beneficial to our shareholders. For example, provisions in our certificate of incorporation and by-laws that could delay or prevent a change in control of our company include: a staggered board of directors, the potential of our board of directors to authorize the issuance of preferred stock, the power of a majority of our board of directors to fix the number of directors, the power of our board of directors to fill a vacancy on the board of directors, including when such vacancy occurs as a result of an increase in the number of directors, the requirement that actions to be taken by our stockholders may be taken only at an annual or special meeting of our stockholders and not by written consent, and advance notice provisions for director nominations or business to be considered at a stockholder meeting. In addition, Delaware law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock, an “interested” stockholder, and prohibit us from engaging in any of a broad range of business transactions with an “interested” stockholder for a period of three years following the date such stockholder became classified as an “interested” stockholder.

We, or our business partners, may be subject to breaches of information technology systems, which could affect our competitive position or damage our reputation.

We use our own information technology systems as well as our business partners’ systems to maintain certain data and provide reports. Our security measures, and those of our business partners, may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and may result in persons obtaining unauthorized access to our data or accounts. While we devote significant resources to network security and other security measures to protect our systems and data, these security measures cannot provide absolute security. If an informational technology security breach affects our systems, or results in the unauthorized release of our proprietary information, our competitive situation or our reputation could be damaged.

Our stock price and trading volume may be volatile and future sales of our common stock could lead to dilution of our issued and outstanding common stock.

From time to time, the price and trading volume of our common stock, as well as the stock of other companies in our industry, may experience periods of significant volatility. Company-specific issues and developments generally in our industry (including the regulatory environment) and the capital markets and the economy in general may cause this volatility. We may issue equity securities in the future, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of our common stock or other equity securities, including sales of shares in connection with any future acquisitions, could be substantially dilutive to our stockholders.

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

Our principal executive offices are located at 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008-4210, the lease term of which expires on January 31, 2020. In addition to our executive offices, our corporate accounting and finance departments, corporate information technology department and certain legal and other personnel are located at this office. As of December 31, 2014, we owned 14 operating facilities and leased many other properties in various locations throughout our service territory. Most of our properties are used as offices or for fleet operations. We believe that our facilities are adequate for our current operating needs. We do not believe that any owned or leased facility is material to our operations and, if necessary, we could obtain replacement facilities for our leased facilities.

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

We are routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of our past and present businesses as well as in respect of our divested businesses. Some of these include claims related to our current services and operations, environmental claims in respect to historic operations, and asbestos-related claims concerning operations of a divested subsidiary of our predecessor. We believe that we have strong defenses to these claims as well as insurance coverage that will contribute to any settlement or liability in the event any environmental or asbestos-related claim is not resolved in our favor. These claims have not had a material impact on us to date, and we believe the likelihood that a future material adverse outcome will result from these claims is remote. However, if facts and circumstances change in the future, we cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on our financial condition, results of operations, or cash flows.

In November 2009, a subcontractor working for The L. E. Myers Co. (“L. E. Myers”), a subsidiary of the Company, was involved in a vehicular traffic accident in Manatee County, Florida. In May 2011, Allen Young, and subsequently his estate, brought suit against named defendants, including L. E. Myers. Following a jury trial in the Circuit Court of the Twelfth Circuit of the State of Florida for the Manatee County Circuit Civil Division in September 2013, a verdict was entered against named defendants, including L. E. Myers, in favor of the estate of Allen Young, which included compensatory and punitive damages. The trial court subsequently issued a judgment against L. E. Myers for approximately $0.7 million in compensatory damages and $3.6 million in punitive damages. As a result of the punitive damages judgment and L. E. Myers’ belief regarding the applicability of the limitations on punitive damages under Florida law, L. E. Myers recorded a legal reserve of $2.3 million during the third quarter of 2013, which represented estimated punitive damages, interest, and the cost of an appeal bond. L. E. Myers appealed the judgment. On February 27, 2015, L. E. Myers received notice that the District Court of Appeal of Florida, Second District, reversed the judgment issued by the trial court, determined that punitive damages were not available, and remanded the case for a new trial. As a result of this ruling, L. E. Myers reversed the $2.3 million legal reserve it had previously recorded in the third quarter of 2013. The net impact of this reversal is reflected in the Company’s consolidated financial results for the year ended December 31, 2014. At any new trial, we expect compensatory damages, if any, to be covered under L. E. Myers’ insurance.

In January 2013, L. E. Myers was joined as a defendant in Northern States Power Company (Wisconsin) v. The City of Ashland, Wisconsin et al., filed in the U.S. District Court for the Western District of Wisconsin. Northern States Power Company alleges that named defendants, including L. E. Myers, contributed to contamination at the Ashland Lakefront Superfund Site in Ashland, Wisconsin. Specifically, the lawsuit alleges that L. E. Myers operated a manufactured gas plant at the site for 6 to 12 years of the plant’s operation during the time frame from 1885 to 1947. Plaintiff alleges damages of at least $140 million as payment for certain costs it has incurred and expects to incur in the future in connection with contamination at the site. If L. E. Myers is held liable, it would be responsible for a court determined “equitable” share of the total costs, and possibly a portion of any liability attributable to entities that no longer exist or cannot pay their share of costs. At this time, the extent, if any, of L. E. Myers’ involvement with the Ashland site is unknown and, therefore, potential liability, if any, from being added to this lawsuit cannot be assessed. L. E. Myers has insurance policies under which it is being reimbursed for a portion of its defense costs and L. E. Myers believes these policies will provide reimbursement for a portion of its potential liability, if any. L. E. Myers can provide no assurance as to the amount that these insurance policies will ultimately cover.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01, is listed on The NASDAQ Global Market under the symbol “MYRG.”

The following table sets forth the high and low sales prices of our common stock per share, as reported by The NASDAQ Global Market for each of the periods listed:

	High	Low
Year Ended December 31, 2014
First Quarter	$25.85	$22.19
Second Quarter	$26.37	$22.55
Third Quarter	$27.25	$22.43
Fourth Quarter	$28.33	$22.81
Year Ended December 31, 2013
First Quarter	$25.76	$21.20
Second Quarter	$24.64	$19.02
Third Quarter	$24.87	$18.86
Fourth Quarter	$27.30	$22.86

Holders of Record

As of March 6, 2015, we had 22 holders of record of our common stock.

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

Purchases of Common Stock.

The following table includes all of the Company’s repurchases of common stock during the three months ending December 31, 2014, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Repurchased shares are returned to authorized but unissued common stock.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2014 – October, 31 2014	212,681	$24.03	212,681	$9,382,563
November 1, 2014 – November, 30 2014	—	$—	—	$9,382,563
December 1, 2014 – December, 31 2014	—	$—	—	$9,382,563
Total	212,681	$24.03	212,681

(1)	On August 1, 2012, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $20.0 million of the Company’s common stock, and the Company subsequently established a Rule 10b5-1 plan to facilitate this repurchase. The share repurchase program was authorized through August 9, 2013. In May 2013, Board approved an extension of the program through August 9, 2014 and increased the size of the program to $22.5 million. In May 2014, the Board approved an extension of the program through August 31, 2015 and increased the size of the program to $25.0 million. The Company has purchased 651,258 shares under this program.

Performance Graph

The following Performance Graph and related information shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares, for the period from December 31, 2009 to December 31, 2014, the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index (the “S&P 500 Index”), the Russell 2000 Index, and a peer group index selected by our management that includes fourteen publicly traded companies within our industry (the “Peer Group”). The comparison assumes that $100 was invested on December 31, 2009 and further assumes any dividends were reinvested quarterly. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

The companies in the Peer Group were selected because they comprise a broad group of publicly traded companies, each of which has some operations similar to ours. When taken as a whole, the Peer Group more closely resembles our total business than any individual company in the group. In 2014 we removed Pike Corporation and Michael Baker Corporation from the Peer Group because they were no longer publicly traded. ENGlobal Corporation was also removed from the Peer Group in 2014 because its market capitalization fell below the established criteria for the Peer Group. The Peer Group is composed of the following companies:

Aegion Corporation	Granite Construction Incorporated	Quanta Services, Inc.
Astec Industries, Inc.	Integrated Electrical Services, Inc.	Tetra Tech, Inc.
Comfort Systems USA, Inc.	MasTec, Inc.	TRC Companies, Inc.
Dycom Industries, Inc.	Matrix Service Company	Willbros Group, Inc.
EMCOR Group	Primoris Services Corporation

The Old peer group includes ENGlobal Corporation and all of the companies in the Peer Group.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
MYR Group, Inc.	100.00	116.21	105.92	123.13	138.79	151.63
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
Old Peer Group	100.00	100.99	98.42	123.92	154.57	142.19
Peer Group	100.00	100.88	98.61	124.56	155.21	142.67

Item 6.	Selected Financial Data

The following table sets forth certain summary consolidated financial information on a historical basis. The summary statement of operations and the balance sheet data set forth below have been derived from our audited consolidated financial statements and footnotes thereto included elsewhere in this filing or in prior filings. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Historical results are not necessarily indicative of the results we expect in the future and quarterly results are not necessarily indicative of the results of any future quarter or any full-year period. The information below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results from Operations” and the consolidated financial statements and notes thereto included in this annual report on Form 10-K.

Statement of operations data:

	For the year ended December 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010
Contract revenues	$943,967	$902,729	$998,959	$780,356	$597,077
Contract costs	811,553	777,852	880,306	694,790	526,357
Gross profit	132,414	124,877	118,653	85,566	70,720
Selling, general and administrative expenses	73,818	69,818	63,575	56,776	44,630
Amortization of intangible assets	334	335	335	335	335
Gain on sale of property and equipment	(142)	(893)	(1,019)	(1,174)	(750)
Income from operations	58,404	55,617	55,762	29,629	26,505
Other income (expense):
Interest income	106	9	2	53	58
Interest expense	(722)	(727)	(852)	(544)	(1,054)
Other, net	162	(27)	(222)	(81)	(144)
Income before provision for income taxes	57,950	54,872	54,690	29,057	25,365
Income tax expense	21,406	20,113	20,428	10,759	9,243
Net income	$36,544	$34,759	$34,262	$18,298	$16,122
Income per common share:
Basic	$1.73	$1.65	$1.67	$0.90	$0.81
Diluted	$1.69	$1.61	$1.60	$0.87	$0.78
Weighted average number of common shares and potential common shares outstanding(1):
Basic	20,922	20,821	20,391	20,151	19,883
Diluted	21,466	21,431	21,172	20,993	20,782

Balance sheet data:

	As of December 31,
(in thousands)	2014	2013	2012	2011	2010
Cash and cash equivalents	$77,636	$76,454	$19,825	$34,013	$62,623
Working capital(2)	141,913	119,570	89,507	59,154	85,091
Total assets	520,086	525,422	466,348	412,568	380,148
Long-term debt	—	—	—	—	30,000
Total liabilities	197,533	229,331	211,658	196,830	187,439
Stockholders’ equity	$322,553	$296,091	$254,690	$215,738	$192,709

(1)	Diluted weighted average number of common shares and potential common shares outstanding includes the effect of dilutive securities assuming that such securities were exercised into common shares during the period presented. Potential common shares are not included when the inclusion of such shares would be anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period.
(2)	Working capital represents total current assets less total current liabilities.

Other Data: (Unaudited)

	For the year ended December 31,
(in thousands)	2014	2013	2012	2011	2010
EBITDA(3)	$91,989	$84,785	$80,696	$49,059	$42,651
Backlog(4)	433,641	326,094	497,579	692,778	520,942
Capital expenditures	39,045	42,725	37,249	42,342	21,895
Depreciation and amortization(5)	33,423	29,195	25,156	19,511	16,290
Net cash flows provided by operating activities	54,976	95,062	29,999	30,394	44,837
Net cash flows used in investing activities	(38,725)	(41,574)	(36,045)	(41,036)	(20,617)
Net cash flows (used in) provided by financing activities	$(15,069)	$3,141	$(8,142)	$(17,968)	$827

(3)	EBITDA, a performance measure used by management, is defined as net income (loss) plus: interest income and expense, provision (benefit) for income taxes and depreciation and amortization, as shown in the table below. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from the presentation of, EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired.

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

	For the year ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Net income	$36,544	$34,759	$34,262	$18,298	$16,122
Interest expense, net	616	718	850	491	996
Provision for income taxes	21,406	20,113	20,428	10,759	9,243
Depreciation and amortization(5)	33,423	29,195	25,156	19,511	16,290
EBITDA	$91,989	$84,785	$80,696	$49,059	$42,651

We also use EBITDA as a liquidity measure. We believe that EBITDA is important in analyzing our liquidity because it is a key component of certain material covenants contained within our credit facility. Noncompliance with these financial covenants under our credit facility — our interest coverage ratio and our leverage ratio — could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which may cause us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in our credit facility. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit facility from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure would be useful to investors and relevant to their assessment of our capacity to service, or incur, debt.

The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	For the year ended December 31,
(in thousands)	2014	2013	2012	2011	2010
EBITDA	$91,989	$84,785	$80,696	$49,059	$42,651
Add/(subtract)
Interest expense, net	(616)	(718)	(850)	(491)	(996)
Provision for income taxes	(21,406)	(20,113)	(20,428)	(10,759)	(9,243)
Depreciation and amortization(5)	(33,423)	(29,195)	(25,156)	(19,511)	(16,290)
Adjustments to reconcile net income to net cash flows provided by operating activities	41,746	32,353	29,857	19,185	18,971
Changes in operating assets and liabilities	(23,314)	27,950	(34,120)	(7,089)	9,744
Net cash flows provided by operating activities	$54,976	$95,062	$29,999	$30,394	$44,837
(4)	Backlog represents our estimated revenue on uncompleted contracts, including the amount of revenue on contracts on which work has not begun, minus the revenue we have recognized under such contracts. We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. A customer’s intention to award the Company work under a fixed-price contract is not included in backlog unless there is an actual award to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of MSAs that typically have a one- to three-year duration from execution. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to generate in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. See “Item 1A. Risk Factors — Backlog may not be realized or may not result in profits.”
(5)	Depreciation and amortization includes depreciation on capital assets and amortization of finite-lived intangible assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with the other sections of this report, including the consolidated financial statements and related notes contained in Item 8 of this annual report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.

Overview — Introduction

We are a leading specialty contractor serving the electrical infrastructure market. We manage and report our operations through two industry segments: T&D and C&I. We have operated in the T&D industry since 1891. We are one of the largest contractors servicing the T&D sector of the electric utility industry in the United States, and our customers include many of the leading companies in the industry. We have provided C&I electrical contracting services to facility owners and general contractors in the western United States since 1912.

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

We had consolidated revenues, for the year ended December 31, 2014, of $944.0 million compared to $902.7 million for the year ended December 31, 2013. For the year ended December 31, 2014, our net income was $36.5 million compared to $34.8 million for the year ended December 31, 2013. Our results for 2014 benefitted from the successful execution of several large transmission projects and significantly higher C&I revenues, the combination of which resulted in higher revenues, gross profit and gross margins. Additionally, our results benefited from lower SG&A expenses due to a favorable appeal of a legal judgment. Our financial results for 2014 included higher margins due to change orders and the resolution of claims. It is unlikely that future periods will benefit to a similar extent from such favorable developments.

Overview — Segments

Transmission and Distribution segment.  Our T&D segment provides comprehensive solutions to customers in the electric utility industry and the renewable energy industry. Our T&D segment generally serves the electric utility industry as a prime contractor to customers such as investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. Our T&D segment provides a broad range of services on electric transmission and distribution networks and substation facilities which include design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair. The demand for transmission construction and maintenance services increased over the past several years due to the modernization of the existing electric utility infrastructure and the need to integrate renewable generation into the electric power grid.

For the year ended December 31, 2014, our T&D revenues were $699.6 million or 74.1% of our consolidated revenue, compared to $722.4 million or 80.0% of our consolidated revenue for the year ended December 31, 2013 and $828.7 million or 83.0% of our consolidated revenue for the year ended December 31, 2012. Material and subcontractor cost in our T&D segment comprised approximately 28%, 27%, and 42%, of T&D segment costs for the years ended December 31, 2014, 2013 and 2012, respectively. Revenues from transmission projects represented 77.8%, 84.8%, and 82.0%, of T&D segment revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

Our T&D segment also provides storm restoration services in response to hurricanes, ice or other storm related events, which typically account for less than 5% of our annual consolidated revenues. In 2014, 2013 and 2012, we recognized revenues from storm restoration services of approximately $13.3 million, $14.6 million and $41.3 million, respectively, which represented approximately 1.4%, 1.6% and 4.1% of our annual consolidated revenues, respectively.

Measured by revenues in our T&D segment, we provided 53.1%, 55.4% and 42.0% of our T&D services under fixed-price contracts during the years ended December 31, 2014, 2013 and 2012, respectively. We also provide many services to our customers under multi-year maintenance service agreements and other variable service agreements.

Commercial and Industrial segment.  Our C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry as well as to facility owners. Our C&I operations are primarily in the western United States where we have sufficient scale to deploy the level of resources necessary to achieve significant market share. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. The majority of C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems.

For the year ended December 31, 2014, our C&I revenues were $244.4 million or 25.9% of our consolidated revenue, compared to $180.3 million or 20.0% of our consolidated revenue for the year ended December 31, 2013 and $170.2 million or 17.0% of our consolidated revenue for the year ended December 31, 2012.

Material and subcontractor cost in our C&I segment comprised approximately 48%, 44%, and 48%, of C&I segment costs for the years ended December 31, 2014, 2013 and 2012, respectively. Measured by revenues in our C&I segment, we provided 41.7%, 45.9% and 49.9% of our services under fixed-price contracts for the years ended December 31, 2014, 2013 and 2012, respectively.

Overview — Revenue and Gross Margins

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

Overview — Economic, Industry and Market Factors

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

The demand for construction and maintenance services from our customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the industries we serve as well as the economy in general. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, and regional and national economic conditions may materially affect results. Project schedules, particularly in connection with larger, multi-year projects, can also create fluctuations in our revenues. Other market and industry factors, such as changes to our customers’ capital spending plans or delays in regulatory approvals can affect project schedules. Changes in technology, tax and other incentives and new or changing regulatory requirements affecting the industries we serve can impact demand for our services. While we actively monitor economic, industry and market factors affecting our business, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows. As a result of economic, industry and market factors, our operating results in any particular period or year may not be indicative of the results that can be expected for any other period or for any other year.

Overview — Seasonality

Although our revenues are primarily driven by spending patterns in our customers’ industries, our revenues, particularly those derived from our T&D segment, and results of operations can be subject to seasonal variations. These variations are influenced by weather, daylight hours, availability of system outages from utilities, and holidays. During the winter months, demand for our T&D work may be high, but our work can be delayed due to inclement weather. During the summer months, the demand for our T&D work may be affected by fewer available system outages during which we can perform electrical line service work due to peak electrical demands caused by warmer weather conditions. During the spring and fall months, the demand for our T&D work may increase due to improved weather conditions and system availability; however, extended periods of rain and other severe weather can affect the deployment of our crews and efficiency of operations.

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

Outlook

In the last few years we benefitted from increased activity and spending in the electrical transmission markets we serve. In 2014 we were awarded several large transmission projects, which will be under construction in 2015. We continue to expect long term growth in the transmission market, although the timing of large bids and subsequent construction is likely to be highly variable from year to year. We believe several multi-year transmission projects, exceeding $50.0 million in contract value, will be available for bid in the 2015 to 2016 timeframe. We also expect bidding activity in small- to medium-sized transmission and distribution projects to continue in 2015. In 2014 we substantially increased our C&I business through organic growth in our existing markets and geographic expansion into Utah, Nevada and Nebraska. We believe that legislative and regulatory actions, state renewable portfolio standards, the aging of the electric grid, and the general improvement of the economy will positively impact the level of spending by our customers. Although competition remains strong, we see these trends as positive factors for us in the future.

Our business is directly impacted by the level of spending on T&D infrastructure throughout the markets we serve and the level of commercial and industrial electrical construction activity in the western United States. The electric grid is aging and requires significant upgrades and maintenance to meet current and future demands for electricity. In addition, regulatory pressures and low energy prices may accelerate the shut-down of coal-fired generating plants, which could result in the need for line upgrades and new substations. Over the past several years, many utilities have begun to implement plans to improve their transmission systems, improve reliability and reduce congestion. These utilities have started or planned new construction, line upgrades and maintenance projects on many transmission systems. We believe that our customers remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects already in place.

Bidding activity on multi-year transmission projects improved in 2014 compared to 2013 and we believe we will continue to see increased bidding activity on large transmission projects in 2015 and 2016. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and right-of-way permits needed to commence construction. Significant construction on any large multi-year projects awarded in 2015 will not likely occur until 2016. Bidding and construction activity for small to medium-size transmission projects and upgrades remains strong, and we expect this trend to continue in 2015, primarily due to reliability and economic drivers. Competition in the transmission market continues to make winning projects difficult and has increased pressure on contract margins.

The Canadian transmission market appears to be entering a substantial growth phase which we expect will extend over the next several years, driven by the need for commodity-related infrastructure, further development of hydropower, load center delivery requirements, and upgrades to aging infrastructure. We are evaluating several near- and long-term Canadian projects and opportunities that we believe would fit our portfolio of work.

Legislative or regulatory actions may affect demand for the services provided by our T&D segment in the long term, particularly in connection with electric power infrastructure. Federal Energy Regulatory Commission (FERC) Order No. 1000 promotes more efficient and cost-effective development of new transmission facilities, which we believe could have a long-term positive impact on electric transmission line development. We also anticipate increased infrastructure spending over the long term as a result of legislation requiring the electric power industry to meet national and local reliability standards for its transmission and distribution systems and incentives to the industry to invest in and improve maintenance on its systems. The U.S. Environmental Protection Agency’s Mercury and Air Toxics Standards, or MATS, may force some coal-fired and oil-fired generating plants to discontinue operation. Should this occur, it could result in increased spending by the affected utilities to strengthen their transmission infrastructure to alleviate congestion and deliver new and existing power sources to their regions.

We believe that renewable resources in the U.S. will be a driver for large transmission project activity. State renewable portfolio standards, which set required or voluntary standards for how much electricity is to be generated from renewable energy sources, as well as general environmental concerns, are driving the development of renewable energy projects. The economic feasibility of renewable energy projects, and therefore the attractiveness of investment in the projects, may depend on the availability of tax incentive programs or the ability of the projects to take advantage of such incentives.

As a result of reduced spending by U.S. utilities on their distribution systems for several years, we believe there is a growing need for sustained investment by utilities on their distribution systems to properly maintain or meet reliability requirements. In 2014 we saw increased bidding activity in some of our electric distribution markets, as economic conditions improved in those areas. We believe that a recovery in the U.S. economy, and in the housing market in particular, over the next few years could provide additional stimulus for spending by our customers on their distribution systems. In addition, we believe there will be a push to strengthen utility distribution systems against major storm-related damage. Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and labor issues. We believe electric utility employee retirements could increase with further economic recovery, which may result in an increase in outsourcing opportunities. We expect to see an incremental increase in distribution opportunities in the U.S. in 2015 and we believe these opportunities will continue to be bid in a competitive market.

We saw increased activity in many of our C&I markets in 2014. Results in our C&I segment improved significantly over the prior year as economic conditions improved. We expect to see continued improvement in both bidding opportunities and margins in our C&I segment in 2015. We expect the long-term growth in our C&I segment to generally track the economic growth of the region and benefit to the extent economic conditions continue to improve in the western United States.

We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. In 2014 and 2013, we invested in capital expenditures of approximately $39.0 million and $42.7 million, respectively. Most of our capital expenditures supported opportunities in our T&D business. We plan to continue to invest in additional equipment and tooling, substantially through cash flows from operations and cash on hand, with a focus on transmission and distribution. We expect our capital expenditures in 2015 will be similar to our 2014 capital expenditures. Our investment strategy is based on our belief that spending in transmission and distribution projects will continue to remain strong over the next several years as electric utilities, cooperatives and municipalities make up for the lack of infrastructure spending in the past, combined with the overall need to integrate new generation into the electric power grid, and our belief that distribution demand will increase over the next several years.

Our future growth may be organic or through strategic acquisitions or joint ventures that we expect will improve our competitive position within our existing markets or expand our geographic footprint. We ended 2014 in a strong financial position, which included cash and cash equivalents of $77.6 million and availability of $155.7 million under our credit facility. We believe that our financial and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility for further strategic investments.

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

Seasonal, Weather and Geographical.  Seasonal patterns, primarily related to weather conditions and the availability of system outages, can have a significant impact on gross margins in a given period. It is typical during the winter months that parts of the country may experience snow or rainfall, which can affect our crews’ ability to work efficiently. Additionally, our T&D customers often cannot remove their T&D lines from service during the summer months, when consumer demand for electricity is at its peak, delaying the demand for our maintenance and repair services. In both cases, projects may be delayed or temporarily placed on hold. Conversely, in periods when weather remains dry and temperatures are moderate, more work can be done, sometimes with less cost, which would have a favorable impact on gross margins. The mix of business conducted in different parts of the country will also affect margins, as some parts of the country offer the opportunity for higher margins than others due to the geographic characteristics associated with the physical location where the work is being performed. Such characteristics include whether the project is performed in an urban versus a rural setting; in a mountainous area or in open terrain; or in normal soil conditions or rocky terrain. Site conditions, including unforeseen underground conditions, can also impact margins.

Depreciation and Amortization.  We include depreciation on equipment in contract costs. This is common practice in our industry, but can make comparability to other companies difficult. Over the last few years, we have spent a significant amount of capital on property, facilities and equipment, with the majority of such expenditures being used to purchase additional specialized equipment to enhance our fleet and to reduce our reliance on operating leases and short term equipment rentals. We believe the investment in specialized equipment will reduce our costs and improve our margins over the long-term, although there can be no assurance in this regard. We expect that, as a result of our ongoing capital expenditure program, depreciation expense will increase in the future.

Revenue Mix.  The mix of revenue derived from the industries we serve will impact gross margins. Changes in our customers’ spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenue by industry served. Storm restoration services typically command higher profit margins than other maintenance services. Seasonal and weather factors, as noted above, can impact the timing at which customers perform maintenance and repairs, which can cause a shift in the revenue mix. For example, during the period following Hurricane Sandy in 2012, a portion of our resources was temporarily shifted to storm restoration services work away from maintenance and repair services, thereby resulting in higher gross margins.

Service and Maintenance Compared to New Construction.  In general, new construction work has a higher gross margin than maintenance and repair work. New construction work is often obtained on a fixed-price basis, which carries a higher risk than other types of pricing arrangements because a contractor can bear the risk of increased expenses. As such, we generally bid fixed-price contracts with higher profit margins. We typically derive approximately 10% to 25% of our revenue from maintenance and repair work that is performed under pre-established or negotiated prices or cost-plus pricing arrangements which generally allow us a set margin above our costs. Thus, the mix between new construction work, at fixed-price, and maintenance and repair work, at cost-plus, in a given period will impact gross margin in that period.

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

Insurance.  Gross margins could be impacted by fluctuations in insurance accruals related to our deductibles in the period in which such adjustments are made. We carry insurance policies, which were subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. Losses up to the deductible amounts are accrued based upon estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation and related benefits for management and administrative personnel, marketing, office rent and utilities, communications, professional fees, depreciation and bad debt expense.

Consolidated Results of Operations

The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated:

	For the year ended December 31,
(dollars in thousands)	2014		2013		2012
Contract revenues	$943,967	100.0%	$902,729	100.0%	$998,959	100.0%
Contract costs	811,553	86.0	777,852	86.2	880,306	88.1
Gross profit	132,414	14.0	124,877	13.8	118,653	11.9
Selling, general and administrative expenses	73,818	7.8	69,818	7.7	63,575	6.4
Amortization of intangible assets	334	—	335	—	335	—
Gain on sale of property and equipment	(142)	—	(893)	(0.1)	(1,019)	(0.1)
Income from operations	58,404	6.2	55,617	6.2	55,762	5.6
Other income (expense)
Interest income	106	—	9	—	2	—
Interest expense	(722)	(0.1)	(727)	(0.1)	(852)	(0.1)
Other, net	162	—	(27)	—	(222)	—
Income before provision for income taxes	57,950	6.1	54,872	6.1	54,690	5.5
Income tax expense	21,406	2.2	20,113	2.2	20,428	2.1
Net income	$36,544	3.9%	$34,759	3.9%	$34,262	3.4%

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues.  Revenues increased $41.3 million, or 4.6%, to $944.0 million for the year ended December 31, 2014 from $902.7 million for the year ended December 31, 2013 due to higher C&I revenues, partially offset by lower transmission revenues. Material and subcontractor cost comprised approximately 33% of total contract cost in the year ended December 31, 2014, compared to approximately 31% in the year ended December 31, 2013.

Gross profit.  Gross profit increased $7.5 million, or 6.0%, to $132.4 million for the year ended December 31, 2014 from $124.9 million for the year ended December 31, 2013. Gross margin increased to 14.0% in the year ended December 31, 2014 from 13.8% in the year ended December 31, 2013. Gross margins in 2014 and 2013 included net benefits of approximately 1.9% and 0.8%, respectively, from improved contract margins on several transmission projects due to change orders, resolution of claims, cost efficiencies, additional work and effective contract management. The gross margin benefit in 2014 was partially offset by lower equipment utilization, particularly large specialty transmission equipment as several large transmission projects were nearing completion, and higher equipment repair and maintenance costs.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased approximately $4.0 million, or 5.7%, to $73.8 million for the year ended December 31, 2014 from $69.8 million for the year ended December 31, 2013 primarily due to an increase in employee compensation and fringe benefits related to the increased number of personnel assigned to support operations and higher profit sharing and stock compensation costs. In the third quarter of 2013, we recorded a $2.3 million legal reserve which represented estimated punitive damages, interest and cost of an appeal bond pertaining to an adverse judgment involving a traffic accident in Florida. On February 27, 2015, a Florida appeals court unanimously reversed this judgment, determined that punitive damages were not available and remanded the case for a new trial. As a result, the $2.3 million legal reserve was reversed in the fourth quarter of 2014. As a percentage of revenues, selling, general and administrative expenses increased to 7.8% for the year ended December 31, 2014 from 7.7% for the year ended December 31, 2013.

Gain on sale of property and equipment.  Gains from the sale of property and equipment decreased $0.8 million to $0.1 million for the year ended December 31, 2014 from $0.9 million for the year ended December 31, 2013. Gains from the sale of property and equipment are the result of routine sales of property and equipment that are no longer useful or valuable to our ongoing operations.

Interest expense.  Interest expense was $0.7 million for both the years ended December 31, 2014 and 2013.

Income tax expense.  The provision for income taxes was $21.4 million for the year ended December 31, 2014, with an effective tax rate of 36.9%, compared to a provision of $20.1 million for the year ended December 31, 2013, with an effective tax rate of 36.7%.

Net income.  Net income in 2014 increased to $36.5 million for the year ended December 31, 2014 from $34.8 million for the year ended December 31, 2013 for the reasons stated above.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales:

	For the Year Ended December 31,
	2014		2013
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$699,595	74.1%	$722,387	80.0%
Commercial & Industrial	244,372	25.9	180,342	20.0
Total	$943,967	100.0	$902,729	100.0
Operating income (loss):
Transmission & Distribution	$75,439	10.8	$81,413	11.3
Commercial & Industrial	16,542	6.8	10,423	5.8
Total	91,981	9.7	91,836	10.2
Corporate	(33,577)	(3.5)	(36,219)	(4.0)
Consolidated	$58,404	6.2%	$55,617	6.2%

Transmission & Distribution

Revenues for our T&D segment for the year ended December 31, 2014 were $699.6 million compared to $722.4 million for the year ended December 31, 2013, a decrease of $22.8 million or 3.2%. The decline in revenue was primarily due to lower revenues on several large transmission projects that were substantially complete or nearing completion, which were partially offset by higher distribution revenues. Material and subcontractor costs in our T&D segment comprised approximately 28% of total contract costs in the year ended December 31, 2014, compared to approximately 27% in the year ended December 31, 2013.

Revenues from transmission projects represented 77.8% and 84.8% of T&D segment revenue for the years ended December 31, 2014 and 2013, respectively. Additionally, for the year ended December 31, 2014, measured by revenue in our T&D segment, we provided 53.1% of our T&D services under fixed-price contracts, as compared to 55.4% for the year ended December 31, 2013.

Operating income for our T&D segment for the year ended December 31, 2014 was $75.4 million compared to $81.4 million for the year ended December 31, 2013 primarily due to lower equipment utilization, particularly large specialty transmission equipment as several large transmission projects were nearing completion, as well as higher equipment repair and maintenance costs. The impact of lower equipment utilization was partially offset by improved contract margins on several transmission projects due to change orders, resolution of claims, cost efficiencies, additional work and effective contract management. Operating income, as a percentage of revenues, for our T&D segment decreased to 10.8% for the year ended December 31, 2014 from 11.3% for the year ended December 31, 2013.

Commercial & Industrial

Revenues for our C&I segment for the year ended December 31, 2014 were $244.4 million compared to $180.3 million for the year ended December 31, 2013, an increase of $64.1 million or 35.5%. The increase in revenues was largely due to increased activity in most of our service offerings as well as improved market conditions in Colorado and Arizona. Material and subcontractor cost in our C&I segment comprised approximately 48% of total contract cost in the year ended December 31, 2014, compared to approximately 44% in the year ended December 31, 2013.

For the year ended December 31, 2014, measured by revenue in our C&I segment, we provided 41.7% of our services under fixed-price contracts, as compared to 45.9% for the year ended December 31, 2013.

Operating income for our C&I segment for the year ended December 31, 2014 was $16.5 million compared to $10.4 million for the year ended December 31, 2013, an increase of $6.1 million, or 58.7%. As a percentage of revenues, operating income for our C&I segment increased to 6.8% for the year ended December 31, 2014 from 5.8% for the year ended December 31, 2013. The increase in operating income was primarily due to increased revenue compared to 2013 and improved efficiency on the jobs we performed in 2014.

Corporate

The decrease in corporate expenses in 2014 was primarily attributable to the reversal in the fourth quarter of 2014 of the $2.3 million legal reserve, which had been accrued in 2013. The year over year impact of the legal reserve was partially offset by increased employee compensation and fringe benefits related to the increased number of personnel assigned to support operations and higher profit sharing and stock compensation costs.

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

Gain on sale of property and equipment.  Gains from the sale of property and equipment decreased $0.1 million to $0.9 million for the year ended December 31, 2013 from $1.0 million for the year ended December 31, 2012. Gains from the sale of property and equipment are the result of routine sales of property and equipment that are no longer useful or valuable to our ongoing operations.

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

Commercial & Industrial

Revenues for our C&I segment for the year ended December 31, 2013 were $180.3 million compared to $170.2 million for the year ended December 31, 2012, an increase of $10.1 million or 5.9%. The increase in C&I revenues was mainly due to an increase in a few large projects. Material and subcontractor cost in our C&I segment comprised approximately 44% of total contract cost in the year ended December 31, 2013, compared to approximately 48% in the year ended December 31, 2012.

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

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $77.6 million and working capital of $141.9 million. During the year ended December 31, 2014, consolidated operating activities of our business resulted in net cash flow from operations of $55.0 million compared to $95.1 million for the year ended December 31, 2013. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide our customers. We used net cash in investing activities of $38.7 million, including $39.0 million used for capital expenditures offset by approximately $0.3 million of proceeds from the sale of property and equipment. Financing activities used cash of $15.1 million compared to $3.1 million of cash provided in 2013 primarily due to the use of $16.4 million of cash in 2014 to purchase shares of our common stock.

The changes in various working capital accounts (such as: accounts receivable, including retention; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts) are due to normal timing fluctuations in our operating activities. In particular, the gross amount of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts used cash of $20.5 million in 2014, compared to providing cash of $30.1 million in 2013, a year-over-year change of $50.6 million. Billings in excess of costs and estimated earnings on uncompleted contracts, which used $14.8 million in cash in 2014 compared to providing $20.4 million in cash in 2013, accounted for $35.2 million of the year-over-year change. Billings in excess of costs and estimated earnings on uncompleted contracts used cash of $14.8 million in 2014 primarily because several large projects that were under construction at the end of 2013 were completed or near completion at the end of 2014, and most of the costs had been recorded and the contract billed in total or near total.

Accounts payables, which used $17.3 million in cash in 2014 compared to using $5.3 million in 2013, accounted for an additional $12.0 million of the year-over-year change. Accounts payable used $17.3 million in cash in 2014 because we had fewer subcontractor and other open invoices related to large projects, as several of the large projects under construction at the end of 2013 were completed or near completion at the end of 2014. The impact of these uses of cash was partially offset by higher depreciation and amortization and stock compensation costs in 2014 compared to 2013.

We anticipate that our cash and cash equivalents on hand, our $155.7 million borrowing capacity under our credit facility, and our future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, and planned capital expenditures. We expect our capital expenditures in 2015 will be similar to our 2014 capital expenditures. Although we believe that we have adequate cash and availability under our credit facility to meet our liquidity needs, our involvement in any multi-year transmission projects or the acquisition of other companies may require additional capital, depending upon the size of the project or the acquisition and the financial terms of the underlying agreement. The $16.4 million of cash used to purchase shares of our common stock consisted of $15.6 million purchased under our $25.0 million stock repurchase program and $0.8 million to purchase shares surrendered by employees to satisfy employee tax obligations under our stock compensation program.

On August 1, 2012, the Board authorized the repurchase of up to $20.0 million of the Company’s common stock, and the Company subsequently established a Rule 10b5-1 plan to facilitate this repurchase. The share repurchase program was authorized through August 9, 2013. In May 2013, the Board approved an extension of the program through August 9, 2014 and increased the size of the program to $22.5 million. In May 2014, Board approved an extension of the program through August 31, 2015 and increased the size of the program to $25.0 million As of December 31, 2014 the Company has spent $15.6 million to repurchase 651,258 shares at an average repurchase price of $23.98 under this program.

Debt Instruments

On December 21, 2011, we entered into a five-year syndicated credit agreement (the “Credit Agreement”) for an initial facility of $175.0 million (the “Facility”). The entire Facility is available for revolving loans and the issuance of letters of credit, and up to $25.0 million of the Facility is available for swingline loans. We have the option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $75.0 million upon receipt of additional commitments from new or existing lenders.

Revolving loans under the Facility bear interest, at our option, at either (1) ABR, which is the greatest of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or adjusted LIBOR plus 1.00%, plus in each case an applicable margin ranging from 0.00% to 1.00%; or (2) adjusted LIBOR plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on our leverage ratio (the “Leverage Ratio”), defined under the Credit Agreement as consolidated total indebtedness divided by consolidated EBITDA as defined by the Credit Agreement (“Consolidated EBITDA”). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.00% to 2.00%, based on our Leverage Ratio and a fronting fee of 0.125%. Swingline loans will bear interest at the ABR Rate. We are required to pay a 0.2% commitment fee on the unused portion of the Facility.

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

Under the Credit Agreement, we are subject to certain financial covenants, a Leverage Ratio and an interest coverage ratio (“Interest Coverage Ratio”), defined under the Credit Agreement as Consolidated EBITDA divided by interest expense. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens. We were in compliance with all covenants at December 31, 2014.

As of December 31, 2014, we had no debt outstanding. We had approximately $19.3 million in irrevocable standby letters of credit outstanding under our Credit Agreement at an interest rate of 1.125%. As of December 31, 2014, we had $155.7 million available for borrowing under our Credit Agreement. As of December 31, 2013, we had no debt outstanding. We had approximately $18.4 million in irrevocable standby letters of credit outstanding under our Credit Agreement at an interest rate of 1.125%.

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

Leases

We enter into non-cancelable operating leases for some of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. At December 31, 2014, we had no leases with residual value guarantees.

We typically have purchase options on the equipment underlying our long-term operating leases and many of our short-term rental arrangements. We exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive.

Purchase Commitments for Construction Equipment

As of December 31, 2014, we had approximately $7.0 million in outstanding purchase obligations for certain construction equipment to be paid, with most of the cash outlay scheduled to occur over the first five months of 2015.

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

At December 31, 2014, we had $19.3 million in irrevocable standby letters of credit outstanding under our Credit Agreement at an interest rate of 1.125%, including $17.5 million related to the Company’s payment obligation under its insurance programs and approximately $1.8 million related to contract performance obligations.

Performance and Payment Bonds

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Facility. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2014, an aggregate of approximately $825.1 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $125.9 million as of December 31, 2014.

Indemnities

From time to time, pursuant to our service arrangements, we indemnify our customers for claims related to the services we provide under those service arrangements. These indemnification obligations may subject us to indemnity claims, liabilities and related litigation. We are not aware of any material unrecorded liabilities for asserted claims in connection with these indemnification obligations.

Contractual Obligations

As of December 31, 2014, our future contractual obligations are as follows:

(in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Other
Operating lease obligations	$3,094	$1,381	$1,088	$610	$15	$—
Purchase obligations	6,963	6,963	—	—	—	—
Income tax contingencies	730	—	—	—	—	730
Total	$10,787	$8,344	$1,088	$610	$15	$730

Excluded from the above table are our multi-employer pension plan contributions, which are determined annually, based on our union employee payrolls, and which cannot be determined for future periods in advance.

The amount of income tax contingencies has been presented in the “Other” column in the table above due to the fact that the period of future payment cannot be reliably estimated. For further information, refer to Note 9 to the Consolidated Financial Statements.

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2014, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 14.2% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of December 31, 2013, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 14.4% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

Inflation

Inflation did not have a significant effect on our results during the years ended December 31, 2014, 2013 or 2012.

New Accounting Pronouncements

We adopted updates to several accounting standards in 2014, as explained in Note 1 to the Consolidated Financial Statements. The adoption of these standard modifications did not have a material impact on our consolidated financial condition, results of operations or cash flows, although there were impacts to our financial statement disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments under this pronouncement may change how an entity recognizes revenue from contracts it enters to transfer goods, services or nonfinancial assets to its customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with the customer; Step 2: Identify the performance obligations in the contract; Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract; Step 5: Recognize revenue when, or as, the entity satisfies the performance obligations. In addition, the amendments require expanded disclosure to enable the users of the financial statements to understand the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. The update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2016. The Company is evaluating the impact of this pronouncement on its policies and procedures pertaining to recognition of revenue from contracts with customers, the pronouncement’s expanded disclosure requirements and the impact on the Company’s financial statements.

In 2013, the FASB reissued an exposure draft, Leases, which would result in significant changes to the accounting requirements for both lessees and lessors in ASC Topic 840, Leases. As the standard-setting process is still ongoing, we are unable to determine the impact this proposed change in accounting will have in the Company’s consolidated financial statements at this time.

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

Revenue Recognition.  Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting. Under the percentage-of-completion method, we estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the contract term based on either input (e.g., costs incurred under the cost-to-cost method) or output (e.g., units delivered under the units-of-delivery method), as appropriate under the circumstances.

Revenues from our construction services are performed under fixed-price, time-and-equipment, time-and-materials, unit-price, and cost-plus fee contracts. For fixed-price contracts, we use the ratio of cost incurred to date on the contract (excluding uninstalled direct materials) to management’s estimate of the contract’s total cost, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract cost includes all direct costs on contracts, including labor and material, subcontractor costs and those indirect costs related to contract performance, such as supplies, fuel, tool repairs and depreciation. We recognize revenues from construction services with fees based on time-and-materials, unit prices, or cost-plus fee as the services are performed and amounts are earned. If contracts include contract incentives or bonuses, they are included in estimated contract revenues only when the achievement of such bonuses is reasonably certain.

Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, our profit recognition. These changes, which include contracts with estimated costs in excess of estimated revenues, are recognized in contract costs in the period in which the revisions are determined. At the point we anticipate a loss on a contract, we estimate the ultimate loss through completion and recognize that loss in the period in which the possible loss was identified.

A change order is a modification to a contract that changes the provisions of the contract, typically resulting from changes in scope, specifications, design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work under the contract. A claim is an amount in excess of the agreed-upon contract price that the Company seeks to collect from its clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes. Costs related to change orders and claims are recognized when incurred. Revenue from a change order is included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and can be reliably estimated. Revenue from a claim is included in total estimated contract revenues, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in an addition to contract value which can be reliably estimated. No profit is recognized on a claim until final settlement occurs.

The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottom up” approach and we believe our experience typically allows us to provide materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include, among others:

•	the completeness and accuracy of the original bid;
•	costs associated with scope changes, change orders or claims;
•	costs of labor and/or materials;
•	extended overhead due to owner, weather and other delays;
•	subcontractor performance issues;
•	changes in productivity expectations;
•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);
•	the availability and skill level of workers in the geographic location of the project; and
•	a change in the availability and proximity of equipment and materials.

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

Accounts Receivable and Allowance for Doubtful Accounts.  We do not generally charge interest to our customers, and we carry our customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contracts and acceptance by the customer, or earlier, as provided by the contract. Based on our experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. We grant trade credit, on a non-collateralized basis (with the exception of lien rights against the property in certain cases) to our customers, and we are subject to potential credit risk related to changes in business and overall economic activity. We analyze specific accounts receivable balances, historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the event that a customer balance is deemed to be uncollectible the account balance is written-off against the allowance for doubtful accounts.

Impairment of Goodwill and Intangibles.  Goodwill and intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. We review goodwill and intangible assets with indefinite lives for impairment on an annual basis at the beginning of the fourth quarter, or when circumstances change, such as a significant adverse change in the business climate or the decision to sell a business, both of which would indicate that impairment may have occurred. We perform a qualitative assessment to determine whether it is necessary to perform a two-step goodwill impairment test. The qualitative assessment considers financial, industry, segment and macroeconomic factors. If the qualitative assessment indicates a potential for impairment, the two-step method is used to determine if impairment exists. The two-step method begins with a comparison of the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. The company also performs a qualitative assessment on intangible assets with indefinite lives. If the qualitative assessment indicates a potential for impairment, a quantitative impairment test would be performed to compare the fair value of the indefinite-lived intangible asset with its carrying value. If the carrying value of goodwill or other indefinite lived assets exceeds its implied fair value, an impairment charge would be recorded in the statement of operations.

Our annual qualitative assessments performed in 2014 determined it was not necessary to perform a two-step goodwill impairment test or a quantitative impairment test for intangible assets with indefinite lives. As a result of the Company’s annual impairment review process, no impairment charges to goodwill or intangible assets were recorded during 2014, 2013 or 2012.

Insurance.  We carry insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. Our deductible for each line of coverage is $1.0 million, except for certain health benefit plans, which are subject to a $0.1 million deductible for qualified individuals. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the stop loss deductible is included in current assets in the consolidated balance sheets.

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

Stock-Based Compensation.  We determine compensation expense for stock-based awards based on their estimated fair value at the grant date and recognize the related compensation expense over the vesting period or requisite service period, whichever is shorter. We use the straight-line attribution method to recognize compensation expense related to stock-based awards that have graded vesting and only service conditions. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense is adjusted for changes in estimated and actual forfeitures. We use historical data to estimate the forfeiture rate that we use; however, these estimates are subject to change and may impact the value that will ultimately be recognized as stock compensation expense. We recognize stock-based compensation expense related to performance awards based upon our determination of the potential achievement of the performance target at each reporting date, net of estimated forfeitures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2014, we were not parties to any derivative instruments. We did not use any material derivative financial instruments during the years ended December 31, 2014, 2013 or 2012, including trading or speculation on changes in interest rates, or commodity prices of materials used in our business.

Borrowings under our credit Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If the prime rate, federal funds rate or LIBOR rises, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. We had no borrowings outstanding under the Facility as of December 31, 2014. If we had borrowings outstanding under the Facility as of December 31, 2014, the borrowings would have accrued annual interest at the one-month LIBOR in effect at each month end plus a spread of 1.00%, based upon our current Leverage Ratio, as defined in the Credit Agreement.

Item 8.	Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

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

Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this report on Form 10-K, has audited the effectiveness of MYR Group’s internal control over financial reporting as of December 31, 2014 as stated in their report which appears herein.

March 11, 2015

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc.

We have audited the accompanying consolidated balance sheets of MYR Group Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MYR Group Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MYR Group Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 11, 2015

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc.

We have audited MYR Group Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). MYR Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MYR Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MYR Group Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of MYR Group Inc. and our report dated March 11, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 11, 2015

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$77,636	$76,454
Accounts receivable, net of allowances of $1,179 and $1,132, respectively	158,101	173,468
Costs and estimated earnings in excess of billings on uncompleted contracts	44,609	40,519
Deferred income tax assets	11,905	14,550
Receivable for insurance claims in excess of deductibles	12,311	11,389
Refundable income taxes	2,059	1,286
Other current assets	6,880	6,283
Total current assets	313,501	323,949
Property and equipment, net of accumulated depreciation of $147,956 and $115,679, respectively	148,654	142,931
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $3,227 and $2,893, respectively	9,865	10,199
Other assets	1,467	1,744
Total assets	$520,086	$525,422
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$62,247	$79,605
Billings in excess of costs and estimated earnings on uncompleted contracts	38,121	52,952
Accrued self insurance	39,480	39,111
Other current liabilities	31,740	32,711
Total current liabilities	171,588	204,379
Deferred income tax liabilities	24,729	23,719
Other liabilities	1,216	1,233
Total liabilities	197,533	229,331
Commitments and contingencies
Stockholders’ equity
Preferred stock – $0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2014 and 2013	$—	$—
Common stock – $0.01 par value per share; 100,000,000 authorized shares; 20,791,623 and 21,223,076 shares issued and outstanding at December 31, 2014 and 2013, respectively	206	210
Additional paid-in capital	151,124	161,202
Retained earnings	171,223	134,679
Total stockholders’ equity	322,553	296,091
Total liabilities and stockholders’ equity	$520,086	$525,422

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2014	2013	2012
Contract revenues	$943,967	$902,729	$998,959
Contract costs	811,553	777,852	880,306
Gross profit	132,414	124,877	118,653
Selling, general and administrative expenses	73,818	69,818	63,575
Amortization of intangible assets	334	335	335
Gain on sale of property and equipment	(142)	(893)	(1,019)
Income from operations	58,404	55,617	55,762
Other income (expense):
Interest income	106	9	2
Interest expense	(722)	(727)	(852)
Other, net	162	(27)	(222)
Income before provision for income taxes	57,950	54,872	54,690
Income tax expense	21,406	20,113	20,428
Net income	$36,544	$34,759	$34,262
Income per common share:
– Basic	$1.73	$1.65	$1.67
– Diluted	$1.69	$1.61	$1.60
Weighted average number of common shares and potential common shares outstanding:
– Basic	20,922	20,821	20,391
– Diluted	21,466	21,431	21,172

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
		Shares	Amount
Balance at December 31, 2011	$—	20,405	$203	$149,877	$65,658	$215,738
Net income	—	—	—	—	34,262	34,262
Stock issued under compensation plans, net	—	346	3	1,414	—	1,417
Tax benefit from stock-based awards	—	—	—	419	—	419
Stock-based compensation expense	—	—	—	2,924	—	2,924
Shares repurchased	—	(6)	—	(108)	—	(108)
Stock issued – other	—	2	—	38	—	38
Balance at December 31, 2012	—	20,747	206	154,564	99,920	254,690
Net income	—	—	—	—	34,759	34,759
Stock issued under compensation plans, net	—	494	4	2,300	—	2,304
Tax benefit from stock-based awards	—	—	—	1,305	—	1,305
Stock-based compensation expense	—	—	—	3,519	—	3,519
Shares repurchased	—	(21)	—	(542)	—	(542)
Stock issued – other	—	3	—	56	—	56
Balance at December 31, 2013	—	21,223	210	161,202	134,679	296,091
Net income	—	—	—	—	36,544	36,544
Stock issued under compensation plans, net	—	253	3	1,061	—	1,064
Tax benefit from stock-based awards	—	—	—	592	—	592
Stock-based compensation expense	—	—	—	4,671	—	4,671
Shares repurchased	—	(686)	(7)	(16,440)	—	(16,447)
Stock issued – other	—	2	—	38	—	38
Balance at December 31, 2014	$—	20,792	$206	$151,124	$171,223	$322,553

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$36,544	$34,759	$34,262
Adjustments to reconcile net income to net cash flows provided by operating activities –
Depreciation and amortization of property and equipment	33,089	28,860	24,821
Amortization of intangible assets	334	335	335
Stock-based compensation expense	4,671	3,519	2,923
Deferred income taxes	3,655	381	2,687
Gain on sale of property and equipment	(142)	(893)	(1,019)
Other non-cash items	139	151	110
Changes in operating assets and liabilities
Accounts receivable, net	15,706	(6,227)	(40,330)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,090)	21,254	(18,079)
Construction materials inventory	—	—	4,003
Receivable for insurance claims in excess of deductibles	(922)	(10)	(1,257)
Other assets	(1,255)	(2,138)	(1,619)
Accounts payable	(17,303)	(5,289)	11,067
Billings in excess of costs and estimated earnings on uncompleted contracts	(14,831)	20,363	7,644
Accrued self insurance	369	(472)	733
Other liabilities	(988)	469	3,718
Net cash flows provided by operating activities	54,976	95,062	29,999
Cash flows from investing activities:
Proceeds from sale of property and equipment	320	1,151	1,204
Purchases of property and equipment	(39,045)	(42,725)	(37,249)
Net cash flows used in investing activities	(38,725)	(41,574)	(36,045)
Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	—	—	(10,000)
Proceeds from exercise of stock options	725	2,304	1,417
Excess tax benefit from stock-based awards	615	1,323	524
Debt issuance costs	—	—	(13)
Repurchase of common shares	(16,447)	(542)	(108)
Other financing activities	38	56	38
Net cash flows provided by (used in) financing activities	(15,069)	3,141	(8,142)
Net increase (decrease) in cash and cash equivalents	1,182	56,629	(14,188)
Cash and cash equivalents:
Beginning of period	76,454	19,825	34,013
End of period	$77,636	$76,454	$19,825

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies

Organization and Business

MYR Group Inc. (“the Company”) is a holding company of specialty electrical construction service providers and is currently conducting operations through wholly-owned subsidiaries including: The L. E. Myers Co., a Delaware corporation; Harlan Electric Company, a Michigan corporation; Hawkeye Construction, Inc., an Oregon corporation; Great Southwestern Construction, Inc., a Colorado corporation; Sturgeon Electric Company, Inc., a Michigan corporation; MYR Transmission Services, Inc., a Delaware corporation; MYR Group Construction Canada, Ltd., a British Columbia corporation; MYR Transmission Services Canada, Ltd., a British Columbia corporation; and Northern Transmission Services, Ltd., a British Columbia corporation.

The Company performs construction services in two business segments: Transmission and Distribution (“T&D”), and Commercial and Industrial (“C&I”). T&D customers include electric utilities, cooperatives, government-funded utilities and private developers. The Company provides a broad range of services, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair. The Company also provides C&I electrical contracting services to property owners and general contractors in the western United States.

Significant Accounting Policies

Consolidation

The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated.

Reclassification

Certain reclassifications were made to prior year amounts to conform to the current year presentation. The Company reclassified shares withheld to satisfy employee tax obligations upon vesting of restricted and performance shares to repurchase of common shares on the consolidated statements of cash flows and the consolidated statements of stockholders’ equity for the years ended December 31, 2013 and 2012.

Revenue Recognition

Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting. Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term based on either input (e.g., costs incurred under the cost-to-cost method) or output (e.g., units delivered under the units-of-delivery method), as appropriate under the circumstances.

Revenues from the Company’s construction services are performed under fixed-price, time-and-equipment, time-and-materials, unit-price, and cost-plus fee contracts. For fixed-price contracts, the Company uses the ratio of cost incurred to date on the contract (excluding uninstalled direct materials) to management’s estimate of the contract’s total cost, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract cost includes all direct costs on contracts, including labor and material, subcontractor costs and those indirect costs related to contract performance, such as supplies, fuel, tool repairs and depreciation. The Company recognizes revenues from construction services with fees based on time-and-materials, unit prices, or cost-plus fee as the services are performed and amounts are earned.

Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, the Company’s profit recognition. These changes, which include contracts with

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

estimated costs in excess of estimated revenues, are recognized in contract costs in the period in which the revisions are determined. At the point the Company anticipates a loss on a contract, the Company estimates the ultimate loss through completion and recognizes that loss in the period in which the possible loss was identified. If contracts include contract incentives or bonuses, they are included in estimated contract revenues only when the achievement of such incentives or bonuses is reasonably certain.

A change order is a modification to a contract that changes the provisions of the contract, typically resulting from changes in scope, specifications, design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work under the contract. A claim is an amount in excess of the agreed-upon contract price that the Company seeks to collect from its clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes. Costs related to change orders and claims are recognized when incurred. Revenue from a change order is included in total estimated contract revenue when it is probable that the change order will result in an addition to contract value and can be reliably estimated. Revenue from a claim is included in total estimated contract revenues, only to the extent that contract costs related to the claim have been incurred, when it is probable that the claim will result in an addition to contract value which can be reliably estimated. No profit is recognized on a claim until final settlement occurs.

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

The most significant estimates are related to estimates to complete on contracts, insurance reserves, accounts receivable reserves, the recoverability of goodwill and intangibles and estimates surrounding stock-based compensation. Actual results could differ from these estimates.

During 2014 and 2013 the Company revised its cost estimates on several large transmission projects, which resulted in the recognition of approximately 1.9% and 0.8% of additional gross margin, respectively. During 2014 the incremental gross margin resulted in $18.4 million of additional income from operations, $11.6 million of additional net income, and increased diluted earnings per share by $0.54. During 2013 the incremental gross margin resulted in $7.7 million of additional income from operations, $4.9 million of additional net income, and increased diluted earnings per share by $0.23.

Advertising

Advertising costs are expensed when incurred. Advertising costs, included in selling, general and administrative expenses, were $0.4 million, $0.3 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

1. Organization, Business and Significant Accounting Policies  – (continued)

Interest and penalties related to uncertain income tax positions are included in income tax expense in the accompanying consolidated statements of operations. Interest and penalties actually incurred are charged to interest expense and other expense, respectively.

Stock-Based Compensation

The Company determines compensation expense for stock-based awards based on their estimated fair value at the grant date and recognizes the related compensation expense over the vesting period or requisite service period, whichever is shorter. The Company uses the straight-line attribution method to recognize compensation expense related to stock-based awards that have graded vesting and only service conditions. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense is adjusted for changes in estimated and actual forfeitures. The Company uses historical data to estimate the forfeiture rate that it uses; however, these estimates are subject to change and may impact the value that will ultimately be recognized as stock compensation expense. The Company recognizes stock-based compensation expense related to market-based performance awards based on the grant date fair value, which is computed using a Monte Carlo simulation, net of forfeitures. The Company recognizes stock-based compensation expense related to performance awards not based on market metrics based upon its determination of the potential achievement of the performance target at each reporting date, net of estimated forfeitures.

Earnings Per Share

The Company computes earnings per share using the two-class method, an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings, when that method results in a more dilutive effect than the Treasury method. The Company’s unvested grants of restricted stock granted prior to 2014 contained non-forfeitable rights to dividends and are treated as participating securities and included in the computation of basic earnings per share. The Company calculates basic earnings per share by dividing net income available to common shareholders by the weighted average number of shares outstanding for the reporting period. Diluted earnings per share is computed similarly, except that it reflects the potential dilutive impact that would occur if dilutive securities were exercised into common shares. Shares of restricted stock granted in 2014 are not considered participating securities because any dividends declared will be forfeited if the grantee leaves before the stock is vested. Potential common shares are not included in the denominator of the diluted earnings per share calculation when inclusion of such shares would be anti-dilutive or performance conditions are not met.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2014 and 2013, the Company held its cash in checking accounts or in highly liquid money market funds.

Accounts Receivable and Allowance for Doubtful Accounts

The Company does not charge interest to its customers and carries its customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contract and acceptance by the customer, or earlier as provided by the contract. Based on the Company’s experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. The Company estimates that approximately 90% of retainage recorded at December 31, 2014 will be collected within one year.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

The Company grants trade credit, on a non-collateralized basis (with the exception of lien rights against the property in certain cases), to its customers and is subject to potential credit risk related to changes in business and overall economic activity. The Company analyzes specific accounts receivable balances, historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the event that a customer balance is deemed to be uncollectible, the account balance is written-off against the allowance for doubtful accounts.

Classification of Construction Contract-related Assets and Liabilities

Costs and estimated earnings in excess of billings on uncompleted contracts are presented as a current asset in the accompanying consolidated balance sheets, and billings in excess of costs and estimated earnings on uncompleted contracts are presented as a current liability in the accompanying consolidated balance sheets. The Company’s contracts vary in duration, with the duration of some larger contracts exceeding one year. Consistent with industry practices, the Company includes the amounts realizable and payable under contracts, which may extend beyond one year, in current assets and current liabilities. The vast majority of these balances are settled within one year.

Construction Materials Inventory

When required, the Company provides construction materials for projects. Construction materials which have not yet been installed are included in construction materials inventory. Construction materials inventories are stated at the lower of cost or market, as determined by the specific identification method. As of December 31, 2014 and 2013 the Company did not carry any construction materials inventory.

Property and Equipment

Property and equipment is carried at cost. Depreciation is computed using the straight-line method over estimated useful lives. Major modifications or refurbishments which extend the useful life of the assets are capitalized and depreciated over the adjusted remaining useful life of the assets. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized into income from operations. The cost of maintenance and repairs is charged to expense as incurred. Additional financial information related to our property and equipment is provided in Note 5 to the Consolidated Financial Statements.

The Company leases certain real estate, construction equipment and office equipment. Real estate is generally leased for terms up to ten years in duration. No new construction equipment leases have been entered into since 2010, although the Company continues to rent some equipment under short-term, cancelable agreements. The terms and conditions of material leases are reviewed at inception to determine the classification (operating or capital) of the lease. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with Accounting Standards Codification (“ASC”) Topic 840-10-25.

Insurance

The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. The deductible for each line of coverage is $1.0 million, except for certain of the Company’s health insurance benefit plans, which are subject to a $0.1 million deductible for qualified individuals. Losses up to the deductible amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the stop loss deductible is included in current assets in the consolidated balance sheets.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The Company reviews goodwill and intangible assets with indefinite lives for impairment on an annual basis at the beginning of the fourth quarter, or when circumstances change, such as a significant adverse change in the business climate or the decision to sell a business, both of which would indicate that impairment may have occurred. The Company performs a qualitative assessment to determine whether it is necessary to perform a two-step goodwill impairment test. The qualitative assessment considers financial, industry, segment and macroeconomic factors. If the qualitative assessment indicates a potential for impairment, the two-step method is used to determine if impairment exists. The two-step method begins with a comparison of the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. The company also performs a qualitative assessment on intangible assets with indefinite lives. If the qualitative assessment indicates a potential for impairment, a quantitative impairment test would be performed to compare the fair value of the indefinite-lived intangible asset with its carrying value. If the carrying value of goodwill or other indefinite-lived assets exceeds its implied fair value, an impairment charge would be recorded in the statement of operations.

The qualitative assessments performed in 2014 determined it was not necessary to perform a two-step impairment test for goodwill or a quantitative impairment test for intangible assets with indefinite lives. As a result of the Company’s annual impairment review process, no impairment charges to goodwill or intangible assets were recorded during 2014, 2013 or 2012. Additional financial information related to our goodwill and intangible assets is provided in Note 6 to the Consolidated Financial Statements.

Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalent balances with large financial institutions which are believed to be high quality institutions.

The Company grants trade credit under normal payment terms, generally without collateral, to its customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, the Company may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2014, one customer individually exceeded 10.0% of consolidated accounts receivable with an aggregate of approximately 14.2% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of December 31, 2013, one customer individually exceeded 10.0% of consolidated accounts receivable with an aggregate of approximately 14.4% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). The Company believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

The Company is subject to a concentration of risk because it derives a significant portion of its revenues from a few customers. The Company’s top ten customers accounted for approximately 46.5%, 57.8% and 59.6% of consolidated revenues for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014 and 2013, no single customer accounted for more than 10.0% of annual revenues. For the year ended December 31, 2012, Cross Texas Transmission, LLC, a T&D customer, accounted for 15.1% of revenues. No other single customer accounted for more than 10.0% of our annual revenues in the year ended December 31, 2012.

As of December 31, 2014, approximately 91% of the Company’s craft labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, the Company cannot be certain that strikes or work stoppages will not occur in the future.

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

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite — Lived Intangible Assets for Impairment. This update was intended to simplify how entities test impairment of indefinite-lived intangible assets other than goodwill. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount as a basis for determining whether it is necessary to perform certain additional impairment tests. The Company adopted this ASU in January 2013 and there was no effect on the Company’s financial position, results of operations or cash flows.

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

As of December 31, 2014 and 2013, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs.

3. Accounts Receivable

Accounts receivable consisted of the following at December 31:

(in thousands)	2014	2013
Contract receivables	$120,295	$113,572
Contract retainages	38,379	60,694
Other	606	334
	159,280	174,600
Less: Allowance for doubtful accounts	(1,179)	(1,132)
	$158,101	$173,468

The roll-forward of activity in the allowance for doubtful accounts was as follows for the years ended December 31:

(in thousands)	2014	2013	2012
Balance at beginning of period	$1,132	$1,305	$1,078
Less: Reduction in (provision for) allowances	(96)	159	(383)
Less: Write offs, net of recoveries	49	14	156
Balance at end of period	$1,179	$1,132	$1,305

4. Contracts in Process

The net asset (liability) position for contracts in process consisted of the following at December 31:

(in thousands)	2014	2013
Costs and estimated earnings on uncompleted contracts	$1,746,507	$1,748,204
Less: Billings to date	1,740,019	1,760,637
	$6,488	$(12,433)

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Contracts in Process  – (continued)

The net asset (liability) position for contracts in process is included in the accompanying consolidated balance sheets as follows at December 31:

(in thousands)	2014	2013
Costs and estimated earnings in excess of billings on uncompleted contracts	$44,609	$40,519
Billings in excess of costs and estimated earnings on uncompleted contracts	(38,121)	(52,952)
	$6,488	$(12,433)

5. Property and Equipment

Property and equipment consisted of the following at December 31:

(dollars in thousands)	Estimated Useful Life in Years	2014	2013
Land	—	$4,813	$4,360
Buildings and improvements	3 to 39	16,898	16,082
Construction equipment	2 to 12	269,121	233,051
Office equipment	3 to 8	5,778	5,117
		296,610	258,610
Less: Accumulated depreciation and amortization		(147,956)	(115,679)
		$148,654	$142,931

Depreciation and amortization expense of property and equipment for the years ended December 31, 2014, 2013 and 2012 was $33.1 million, $28.9 million and $24.8 million, respectively.

6. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following at December 31:

	2014			2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
T&D	$40,042	$—	$40,042	$40,042	$—	$40,042
C&I	6,557	—	6,557	6,557	—	6,557
Total goodwill	46,599	—	46,599	46,599	—	46,599
Amortizable Intangible Assets
Backlog	521	521	—	521	521	—
Customer relationships	4,015	2,706	1,309	4,015	2,372	1,643
Indefinite-lived Intangible Assets
Trade names	8,556	—	8,556	8,556	—	8,556
Total Intangible assets	13,092	3,227	9,865	13,092	2,893	10,199
	$59,691	$3,227	$56,464	$59,691	$2,893	$56,798

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Goodwill and Intangible Assets  – (continued)

Customer relationships are being amortized on a straight-line method over an estimated useful life of 12 years, with 3.9 years remaining, and have been determined to have no residual value. Trade names have been determined to have indefinite lives and, therefore, are not being amortized. Intangible asset amortization expense was $0.3 million for each of the years ended December 31, 2014, 2013 and 2012. Intangible asset amortization expense for the years subsequent to December 31, 2014 is expected to be approximately $0.3 million for each of the years from 2015 to 2018.

7. Accrued Liabilities

Other current liabilities consisted of the following at December 31:

(in thousands)	2014	2013
Payroll and incentive compensation	$11,432	$10,647
Union dues and benefits	6,721	7,122
Profit sharing and thrift plan	4,760	2,862
Taxes, other than income taxes	3,709	4,286
Legal settlements	302	2,869
Other	4,816	4,925
	$31,740	$32,711

8. Debt and Borrowing Arrangements

On December 21, 2011, the Company entered into a five-year syndicated credit agreement (the “Credit Agreement”) with a facility of $175.0 million (the “Facility”). The entire Facility is available for revolving loans and the issuance of letters of credit and up to $25.0 million of the Facility is available for swingline loans. The Company has the option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $75.0 million upon receipt of additional commitments from new or existing lenders.

Revolving loans under the Credit Agreement bear interest, at the Company’s option, at either (1) the ABR, which is the greatest of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or LIBOR plus 1.00%, plus in each case an applicable margin ranging from 0.00% to 1.00%; or (2) LIBOR plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on the Company’s leverage ratio (the “Leverage Ratio”), defined under the Credit Agreement as consolidated total indebtedness divided by consolidated EBITDA as defined by the Credit Agreement (“Consolidated EBITDA”). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.00% to 2.00%, based on the Company’s leverage ratio and a facing fee of 0.125%. Swingline loans bear interest at the ABR rate. The Company is currently required to pay a 0.2% commitment fee on the unused portion of the Facility.

Subject to certain exceptions, the Facility is secured by substantially all of the assets of the Company and its subsidiaries and by a pledge of all of the capital stock of the Company’s subsidiaries. The Company’s subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. The Credit Agreement provides for customary events of default. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable.

Under the Credit Agreement, the Company is subject to certain financial covenants and must maintain a maximum Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, (“Interest Coverage Ratio”), defined under the Credit Agreement as Consolidated EBITDA divided by interest expense. The Company was in compliance with the financial covenants at December 31, 2014, as well as in all previous quarters. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Debt and Borrowing Arrangements  – (continued)

The Company had no revolving loans outstanding as of December 31, 2014 and 2013. As of December 31, 2014 and 2013, the Company had approximately $19.3 million and $18.4 million, respectively, in irrevocable standby letters of credit outstanding at an interest rate of 1.125%. The Company had $155.7 million available for borrowing under the Facility as of December 31, 2014.

9. Income Taxes

The income tax provision consisted of the following for the years ended December 31:

(in thousands)	2014	2013	2012
Current
Federal	$14,720	$16,812	$14,856
State	3,031	2,920	2,885
	17,751	19,732	17,741
Deferred
Federal	3,154	218	2,396
State	501	163	291
	3,655	381	2,687
Income tax expense	$21,406	$20,113	$20,428

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for continuing operations were as follows for the years ended December 31:

	2014	2013	2012
U.S federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax expense	3.6	3.5	3.8
Provision to return adjustments, net	0.2	(0.3)	(0.2)
Domestic production/manufacturing deduction	(2.3)	(2.0)	(2.0)
Non-deductible meals and entertainment	0.4	0.4	0.4
Research and development credit	—	—	(0.1)
Other, net	—	0.1	0.5
Effective rate	36.9%	36.7%	37.4%

The net deferred tax assets and (liabilities) arising from temporary differences was as follows at December 31:

(in thousands)	2014	2013
Deferred income tax assets:
Self insurance reserves	$8,369	$8,643
Contract loss reserves	72	435
Stock-based awards	4,420	4,245
Bonus	2,578	2,884
Other	886	2,588
Total deferred income tax assets	16,325	18,795
Deferred income tax liabilities:
Property and equipment – tax over book depreciation	(25,350)	(24,037)
Intangible assets – tax over book amortization	(3,799)	(3,927)
Total deferred income tax liabilities	(29,149)	(27,964)
Net deferred income taxes	$(12,824)	$(9,169)

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes  – (continued)

The balance sheet classification of deferred income taxes is as follows:

(in thousands)	2014	2013
Current deferred income tax assets	$11,905	$14,550
Non-current deferred income tax liabilities	(24,729)	(23,719)
	$(12,824)	$(9,169)

The Company is subject to taxation in various jurisdictions. The Company is subject to examination by U.S. federal authorities for the open tax years (2011 through 2013) and by various state authorities for the years 2010 through 2013.

The Company has recorded a liability for unrecognized tax benefits related to tax positions taken on its various income tax returns. If recognized, the entire amount of unrecognized tax benefits would favorably impact the effective tax rate that is reported in future periods. The Company anticipates that total unrecognized tax benefits will be reduced within the next 12 months due to the lapses in the applicable statutes of limitations, as well as pending federal tax settlements for the two years under examination. The adjustment related to these items is estimated at approximately $0.2 million.

The following is a reconciliation of the beginning and ending liability for unrecognized tax benefits at December 31:

(in thousands)	2014	2013
Balance at beginning of period	$657	$655
Gross increases in current period tax positions	93	132
Gross increases in prior period tax positions	—	55
Gross decreases in prior period tax positions	(243)	(185)
Balance at end of period	507	657
Accrued interest and penalties at end of period	223	189
Total liability for unrecognized tax benefits	$730	$846

The liability for unrecognized tax benefits, including accrued interest and penalties, was included in other liabilities in the accompanying consolidated balance sheets. The amount of interest and penalties charged or credited to income tax expense as a result of the unrecognized tax benefits was not significant in both of the years ended December 31, 2014 and 2013 and were $0.2 million for the year ended December 31 2012.

10. Commitments and Contingencies

Letters of Credit

As of December 31, 2014, the Company had irrevocable standby letters of credit outstanding of approximately $19.3 million, including $17.5 million related to the Company’s payment obligation under its insurance programs and approximately $1.8 million related to contract performance obligations. As of December 31, 2013, the Company had irrevocable standby letters of credit outstanding of approximately $18.4 million, including $17.5 million related to the Company’s payment obligation under its insurance programs and approximately $0.9 million related to contract performance obligations.

Leases

The Company leases real estate, construction equipment and office equipment under operating leases with remaining lease terms ranging from one to less than six years. As of December 31, 2014, future minimum lease payments for these operating leases were as follows: $1.4 million for 2015, $0.7 million for 2016, $0.4 million for 2017, $0.3 million for 2018 and $0.3 million for 2019. The Company had no leases in effect in 2014 or 2013 that included guaranteed residual values.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies  – (continued)

Rent expense includes lease payments as well as rent on items that are rented under cancellable rental agreements. Total rent expense for the years ended December 31, 2014, 2013 and 2012, was $41.1 million, $51.2 million and $43.1 million, respectively.

Purchase Commitments for Construction Equipment

As of December 31, 2014, the Company had approximately $7.0 million in outstanding purchase obligations for certain construction equipment, with most of the cash outlay scheduled to occur during the next five months.

Insurance and Claims Accruals

The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. The deductible for each line of coverage is $1.0 million, except for certain health benefit plans which are subject to a $0.1 million deductible for qualified individuals. Losses up to the deductible amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the stop loss deductible is included in current assets in the consolidated balance sheets:

(in thousands)	2014	2013	2012
Balance at beginning of period	$39,111	$39,583	$38,850
Net increases in reserves	16,220	16,861	19,743
Net payments made	(15,851)	(17,333)	(19,010)
Balance at end of period	$39,480	$39,111	$39,583

Insurance expense, including premiums, for workers’ compensation, general liability, automobile liability, employee health benefits, and other coverages for the years ended December 31, 2014, 2013 and 2012 was $21.0 million, $20.1 million and $20.9 million, respectively.

Performance and Payment Bonds

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of December 31, 2014, an aggregate of approximately $825.1 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $125.9 million as of December 31, 2014.

Indemnities

From time to time, pursuant to its service arrangements, the Company indemnifies its customers for claims related to the services it provides under those service arrangements. These indemnification obligations may subject the Company to indemnity claims, liabilities and related litigation. The Company is not aware of any material unrecorded liabilities for asserted claims in connection with these indemnification obligations.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies  – (continued)

Collective Bargaining Agreements

Many of the Company’s subsidiaries’ craft labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from one or more multi-employer pension plans or if the plans were to otherwise become underfunded, the subsidiary could be assessed liabilities for additional contributions related to the underfunding of these plans. Although we have been informed that several of the multi-employer pension plans to which our subsidiaries contribute have been labeled with a “critical” status, we are not currently aware of any potential significant liabilities related to this issue. See Note 12 to the Consolidated Financial Statements for further information related to the Company’s participation in multi-employer plans.

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

The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of our present business as well as in respect of our divested businesses. Some of these claims and litigations include claims related to the Company’s current services and operations, and asbestos-related claims concerning historic operations of a predecessor affiliate. The Company believes that it has strong defenses to these claims as well as insurance coverage that could contribute to any settlement or liability in the event any asbestos-related claim is not resolved in the Company’s favor. These claims have not had a material impact on the Company to date, and the Company believes that the likelihood that a future material adverse outcome will result from these claims is remote. However, if facts and circumstances change in the future, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In November 2009, a subcontractor working for The L. E. Myers Co. (“L. E. Myers”), a subsidiary of the Company, was involved in a vehicular traffic accident in Manatee County, Florida. In May 2011, Allen Young, and subsequently his estate, brought suit against named defendants, including L. E. Myers. Following a jury trial in the Circuit Court of the Twelfth Circuit of the State of Florida for the Manatee County Circuit Civil Division in September 2013, a verdict was entered against named defendants, including L. E. Myers, in favor of the estate of Allen Young, which included compensatory and punitive damages. The trial court subsequently issued a judgment against L. E. Myers for approximately $0.7 million in compensatory damages and $3.6 million in punitive damages. As a result of the punitive damages judgment and L. E. Myers’ belief regarding the applicability of the limitations on punitive damages under Florida law, L. E. Myers recorded a legal reserve of $2.3 million during the third quarter of 2013, which represented estimated punitive damages, interest, and the cost of an appeal bond. L. E. Myers appealed the judgment. On February 27, 2015, L. E. Myers received notice that the District Court of Appeal of Florida, Second District, reversed the judgment issued by the trial court, determined that punitive damages were not available, and remanded the case for a new trial. As a result of this ruling, L. E. Myers reversed the $2.3 million legal reserve it recorded in the third quarter of 2013. The net impact of this reversal is reflected in the Company’s consolidated financial results for the year-ended December 31, 2014. At any new trial, the Company expects compensatory damages, if any, to be covered under L. E. Myers’ insurance.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies  – (continued)

In January 2013, L. E. Myers was joined as a defendant in Northern States Power Company (Wisconsin) v. The City of Ashland, Wisconsin et al., filed in the U.S. District Court for the Western District of Wisconsin. Northern States Power Company alleges that named defendants, including L. E. Myers, contributed to contamination at the Ashland Lakefront Superfund Site in Ashland, Wisconsin. Specifically, the lawsuit alleges that L. E. Myers operated a manufactured gas plant at the site for 6 to 12 years of the plant’s operation during the time frame from 1885 to 1947. Plaintiff alleges damages of at least $140 million as payment for certain costs it has incurred and expects to incur in the future in connection with contamination at the site. If L. E. Myers is held liable, it would be responsible for a court-determined “equitable” share of the total costs, and possibly a portion of any liability attributable to entities that no longer exist or cannot pay their share of costs. At this time, the extent, if any, of L.E. Myers’ involvement with the Ashland Site is unknown and, therefore, potential liability, if any, from being added to this lawsuit cannot be assessed.

11. Stock-Based Compensation

The Company maintains two equity compensation plans under which stock-based compensation has been granted, the 2006 Stock Option Plan (the “2006 Plan”) and the 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014) (the “LTIP”). Upon the adoption of the LTIP, awards were no longer granted under the 2006 Plan. The LTIP was approved by our stockholders and provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, or (i) any combination of such awards. The LTIP permits the granting of up to 4,000,000 shares to directors, officers and other employees of the Company. Grants of awards to employees are approved by the Compensation Committee of the Board of Directors and grants to independent members of the Board of Directors are approved by the Board of Directors. All awards are made with an exercise price or base price, as the case may be, that is not less than the full fair market value per share on the date of grant. No stock option or stock appreciation right may be exercised more than 10 years from the date of grant.

Shares issued as a result of stock option exercises or stock grants may be made available from authorized unissued shares of common stock or treasury stock. The Company believes that it currently has adequate authorized unissued shares to meet any requirements to issue shares during 2015.

Stock Options

The Company did not award any stock options in 2014. Stock options granted prior to 2014 to employees or directors vest ratably over a three- or four-year vesting period. Stock options granted prior to 2014 were granted with an exercise price equal to the market price of the Company’s stock on the date of grant. The Company used the Black-Scholes-Merton option-pricing model to estimate the fair value of options as of the date of grant. The resulting compensation costs are amortized on a straight-line basis over the vesting period. The expected term of awards granted under the LTIP was determined using the simplified method as outlined in the applicable guidance because the Company did not have sufficient historical exercise data when the options were granted. The expected volatility was determined based on the historical volatility of the Company’s stock. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. The expected dividend yield was based on the Company’s intent to not issue cash dividends. The following summarizes the assumptions used in determining the fair value of stock options granted for fixed awards with graded vesting schedules during the years ended December 31, 2013 and 2012:

	2013	2012
Risk-free interest rate	1.0%	1.2% – 1.4%
Expected dividend yield	0.0%	0.0%
Weighted average expected volatility	50%	50%
Expected term	6.0 years	6.0 – 6.3 years
Weighted average grant-date fair value	$11.74	$8.57

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock-Based Compensation  – (continued)

Following is a summary of stock option activity for the three-year period ending December 31, 2014:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	1,514,884	$8.82
Granted	169,088	$17.76
Exercised	(245,054)	$5.78
Forfeited	(4,680)	$19.19
Expired	(2,010)	$18.85
Outstanding at December 31, 2012	1,432,228	$10.34	5.1 years	$17,220
Granted	111,147	$24.68
Exercised	(390,652)	$5.90
Forfeited	(4,003)	$20.28
Expired	(1,400)	$15.96
Outstanding at December 31, 2013	1,147,320	$13.21	5.1 years	$13,623
Exercised	(134,273)	$7.93
Forfeited	(2,838)	$22.66
Expired	(1,428)	$24.26
Outstanding at December 31, 2014	1,008,781	$13.87	4.2 years	$13,652
Exercisable at December 31, 2014	879,024	$12.72	3.6 years	$12,905

Other data relating to option activity for the years ended December 31 are as follows:

(dollars in thousands)	2014	2013	2012
Intrinsic value of options exercised	$2,383	$6,878	$3,421
Fair value of options vested	1,187	1,047	725

The following table summarizes information with respect to stock options outstanding and exercisable under the Company’s plans at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number Of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number Of Options	Weighted- Average Exercise Price
$3.65 – $9.00	248,861	$3.73	1.5 years	248,861	$3.73
$9.01 – $18.00	551,740	$14.66	4.2 years	505,564	$14.40
$18.01 – $24.68	208,180	$23.90	7.3 years	124,599	$23.87
	1,008,781	$13.87	4.2 years	879,024	$12.72

Restricted Stock

Restricted stock awards granted to non-employee directors and eligible employees in 2014 vest ratably, on an annual basis, over three years. The grant date fair value of the restricted stock was equal to the closing market price of the Company’s common stock on the date of grant. During the restriction period, the restricted stockholders are entitled to the same rights as a common stockholder with respect to the shares, including the right to vote and receive dividends: however any dividends on restricted stock granted in 2014 will be deferred and paid only when the stock vests. Restricted stock awards are also subject to certain claw-back provisions, as defined in the grant agreements.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock-Based Compensation  – (continued)

Following is a summary of restricted stock activity for the three-year period ending December 31, 2014:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2012	106,838	$21.47
Granted	106,289	$17.95
Vested	(25,248)	$21.07
Forfeited	(2,115)	$18.91
Outstanding unvested at December 31, 2012	185,764	$19.54
Granted	76,590	$24.48
Vested	(48,513)	$19.50
Forfeited	(2,125)	$20.03
Outstanding unvested at December 31, 2013	211,716	$21.33
Granted	82,351	$24.46
Vested	(64,657)	$20.85
Forfeited	(9,073)	$21.34
Outstanding unvested at December 31, 2014	220,337	$22.64

Performance Awards

The Company has granted performance awards under which shares of the Company’s common stock may be earned based on the Company’s performance compared to certain metrics. The number of shares actually earned under a performance award may vary from zero to 200% of the target shares awarded, based upon the Company’s performance compared to the metrics. The metrics used are determined at grant by the Compensation Committee of the Board of Directors and may be either based on performance compared to an internal measure, such as return on invested capital (“ROIC”) or return on equity (“ROE”), or the metric may be based on market performance, such as total shareholder return (“TSR”). The 2014 performance award grants were allocated evenly between two performance metrics; ROIC and relative TSR.

ROIC is defined by the Company as net income, less any dividends, divided by stockholders’ equity plus net debt (total debt less cash and marketable securities) at the beginning of the performance period. The ROIC-based target shares awarded in 2014 were valued at $24.72, which represented the closing price of the Company’s stock on the date of grant. ROIC is measured over a three-year performance period ending December 31, 2016.

TSR is defined by the Company as the change in the fair market value, adjusted for dividends, of a company’s stock. The TSR of the Company’s stock will be compared to the TSR of a peer group of companies defined at the time of the grant. For the 2014 grant of TSR-based performance awards, TSR will be calculated using the average stock price of the 20 trading days prior to January 1, 2014 and compared to the average stock price of the 20 trading days prior to December 31, 2016. Because TSR is a market-based performance metric, the Company used a Monte Carlo simulation model to calculate the fair value of the grant made in 2014, which resulted in a fair value of $30.66 per share.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock-Based Compensation  – (continued)

Following is a summary of performance stock award activity for the three-year period ending December 31, 2014:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2012	74,435	$20.39
Granted at target	41,755	$17.48
Forfeited for performance below target	(9,401)	$17.18
Vested	(30,855)	$17.18
Forfeited	(1,011)	$19.76
Outstanding at December 31, 2012	74,923	$20.51
Granted at target	46,106	$24.68
Earned for performance above target	11,281	$24.18
Vested	(45,116)	$24.18
Outstanding at December 31, 2013	87,194	$21.29
Granted at target	85,078	$27.69
Earned for performance above target	25,292	$17.48
Vested	(65,237)	$17.48
Forfeited	(5,524)	$24.84
Outstanding at December 31, 2014	126,803	$26.63

A total of 65,237 shares, or 163.3% of the target number of shares, were earned by the participants for the performance period ending December 31, 2014. A total of 45,116 shares, or 133.3% of the target number of shares, were earned by the participants for the performance period ending December 31, 2013. A total of 30,855 shares, or 76.6% of the target number of shares, were earned by the participants for the performance period ending December 31, 2012.

The following summarizes outstanding performance shares awarded at target by performance measures as of December 31, 2014.

Performance Shares
Shares with ROE measures	44,757
Shares with ROIC measures	41,023
Shares with TSR measures	41,023
126,803

Stock-based Compensation Expense

The Company recognized stock-based compensation expense of approximately $4.7 million, $3.5 million and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, in selling, general and administrative expenses. As of December 31, 2014, there was approximately $6.2 million of total unrecognized stock-based compensation expense related to awards granted under the LTIP, net of estimated forfeitures. This included $0.6 million of unrecognized compensation cost related to unvested stock options to be recognized over a remaining weighted average vesting period of approximately 0.9 years, $3.2 million of unrecognized compensation cost related to unvested restricted stock expected to be recognized over a remaining weighted average vesting period of approximately 2.1 years and $2.5 million of unrecognized compensation cost related to unvested performance awards, expected to be recognized over a remaining weighted average vesting period of approximately 1.6 years. Restricted stock awards granted to non-employee

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock-Based Compensation  – (continued)

directors in 2014 contained provisions which call for the vesting of all shares awarded upon change in control or resignation from the board for any reason except breach of fiduciary duty. As a result of these provisions, the fair value of restricted stock granted to the non-employee directors in 2014 was expensed on the date of the grant.

12. Employee Benefit Plans

The Company has a profit sharing and thrift employee benefit plan in effect for all eligible employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the years ended December 31, 2014, 2013 and 2012 amounted to $6.9 million, $4.9 million, and $5.9 million, respectively. The Company also has an employee benefit plan in effect for certain non-union hourly employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the years ended December 31, 2014, 2013 and 2012 amounted to $0.6 million, $0.6 million and $0.6 million, respectively.

The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. A defined benefit pension plan promises an employee a specified monthly benefit on retirement that is predetermined by a formula based on the employee’s earnings history, tenure of service, age or other data, rather than depending on investment returns. The Company’s employees that are covered under the multiemployer defined benefit plans are represented by over 100 local unions. The related collective bargaining agreements between those organizations and the Company expire at different times between 2015 and 2017.

The risks of participating in these multiemployer defined benefit plans are different from single-employer plans in the following aspects:

1)	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
2)	If a participating employer stops contributing to a plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
3)	If the Company chooses to stop participating in a multiemployer plan, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company has no plans to withdraw from any multiemployer defined benefit plans in which it currently participates. The plans do not maintain information on the net assets and actuarial present value of the plans’ unfunded vested benefits allocable to the Company, and the amounts, if any, for which the Company may be contingently liable. While these amounts could be material they are not ascertainable at this time. The Company’s participation in significant multiemployer defined benefit plans for the annual periods ended December 31, 2012 through December 31, 2014 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. The most recent Pension Protection Act (PPA) zone status available in 2012 and 2011 is for the plan’s year-end indicated in the table. The zone status is based on information that the Company received from the plan. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “Funding Plan” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented.

Listed in the table below are the significant multiemployer defined contribution plans to which the Company contributes. Defined contribution plans are retirement plans to which the Company contributes a fixed amount each pay period as long as the Company has employees covered under the plan. Future benefits

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Employee Benefit Plans  – (continued)

to the employee from defined contribution plans are not guaranteed and fluctuate on the basis of investment earnings, and therefore the Company is not obligated to make payments other than current contributions for employees currently employed.

	EIN/Pension Plan Number	Pension Protection Act Zone Status				Contributions to Plan (in thousands)			Funding Plan	Min Future Contrib
Pension Fund		Status	Plan Year End	Status	Plan Year End	2014	2013	2012
Defined Benefit Plans:
National Electrical Benefit Fund	53-0181657 001	Green	12/31/2013	Green	12/31/2012	$6,330	$6,048	$5,731	No	3% of wages
Eighth District Electrical Pension Fund	84-6100393 001	Green	3/31/2014	Green	3/31/2013	5,197	5,672	3,733	No	$1.71/hr
IBEW Local 1249 Pension Plan	15-6035161 001	Yellow	12/31/2013	Yellow	12/31/2012	2,103	3,147	3,679	Yes	$9.60/hr
Defined Contribution Plans:
National Electrical Annuity Plan	52-6132372 001		n/a		n/a	20,694	21,002	17,081	n/a	n/a
Eighth District Electrical Pension Fund Annuity Plan	84-6100393 002		n/a		n/a	3,553	2,427	2,560	n/a	n/a
All other plans:						6,947	5,591	6,979
Total Contributions:						$44,824	$43,887	$39,763

The data presented in the table above represents data available to us for the two most recent plan years. The changes in contributions between periods to the multiemployer plans were primarily due to the increase/decrease in the number of Company employees covered by the plans and the number of hours that those employees worked, which was caused by the increase/decrease in our business activity.

One of the company’s subsidiaries was listed in the Eighth District Electrical Pension Fund’s Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan years ending March 31, 2014, 2013 and 2012. Another of the company’s subsidiaries was listed in the IBEW Local 1249 Pension Plan’s Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan years ending December 31, 2013 and 2012.

13. Supplemental Cash Flows

Supplemental disclosures of cash flow information are as follows for the years ended December 31:

(in thousands)	2014	2013	2012
Cash paid during the period for:
Income taxes	$17,403	$18,115	$16,926
Interest expense	577	571	670
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	749	804	390

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Transmission and Distribution:  The T&D segment provides a broad range of services on electric transmission and distribution networks and substation facilities which include design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair. T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems. The T&D segment also provides emergency restoration services in response to hurricane, ice or other storm-related damage. T&D customers include electric utilities, private developers, cooperatives, government-funded utilities and other transmission owners.

Commercial and Industrial:  The C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems. C&I segment services are generally in the western United States.

The information in the following table for the years ended December 31, 2014, 2013 and 2012 is derived from the segment’s internal financial reports used for corporate management purposes:

	For the Year Ended December 31,
(in thousands)	2014	2013	2012
Contract revenues:
T&D	$699,595	$722,387	$828,711
C&I	244,372	180,342	170,248
	$943,967	$902,729	$998,959
Income from operations:
T&D	$75,439	$81,413	$80,460
C&I	16,542	10,423	7,647
General Corporate	(33,577)	(36,219)	(32,345)
	$58,404	$55,617	$55,762

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

(in thousands)	2014	2013
T&D	$190,105	$208,777
C&I	69,640	62,805
Other	260,341	253,840
	$520,086	$525,422

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Segment Information  – (continued)

An allocation of total depreciation, including depreciation of shared construction equipment, and amortization to each segment is as follows:

	For the Year Ended December 31,
(in thousands)	2014	2013	2012
Depreciation and amortization
T&D	$30,957	$27,545	$23,758
C&I	2,466	1,650	1,398
	$33,423	$29,195	$25,156

15. Earnings Per Share

The Company computes earnings per share using the two-class method, an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings, when that method results in a more dilutive effect than the Treasury method. The Company’s grants of restricted stock made prior to 2014 contain non-forfeitable rights to dividends, should any be declared, and are treated as participating securities and included in the computation of earnings per share. Restricted stock shares granted in 2014, which contain forfeitable dividend rights, are not considered participating and are included in weighted average dilutive securities.

Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Numerator:
Net income	$36,544	$34,759	$34,262
Less: Net income allocated to participating securities	(277)	(336)	(282)
Net income available to common shareholders	$36,267	$34,423	$33,980
Denominator:
Weighted average common shares outstanding	20,922	20,821	20,391
Weighted average dilutive securities	544	610	781
Weighted average common shares outstanding, diluted	21,466	21,431	21,172
Income per common share, basic	$1.73	$1.65	$1.67
Income per common share, diluted	$1.69	$1.61	$1.60

For the years ended December 31, 2014, 2013 and 2012, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities. The following table summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

(In thousands)	2014	2013	2012
Stock options	100	220	229
Performance awards	—	—	10

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Earnings Per Share  – (continued)

Share Repurchase Program

During 2014 the Company repurchased 651,258 shares of common stock (at a weighted-average price of $23.98 per share) under its $25.0 million stock repurchase program (the “Repurchase Program”), which expires August 31, 2015. The total cost of $15.6 million was recorded as a reduction of common stock and additional paid-in capital in 2014, leaving $9.4 million available for further share repurchases. Under the Repurchase Program, all shares repurchased are retired and returned to authorized but unissued stock.

16. Quarterly Financial Data (Unaudited)

The following table presents the unaudited consolidated operating results by quarter for the years ended December 31, 2014 and 2013:

	For the Three Months Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
2014:
Revenues	$215,638	$228,877	$248,473	$250,979
Gross profit	27,080	30,528	32,724	42,082
Net income	6,272	7,741	8,404	14,127
Basic earnings per share	$0.30	$0.36	$0.40	$0.68
Diluted earnings per share	$0.29	$0.36	$0.39	$0.66
2013:
Revenues	$201,342	$213,916	$232,890	$254,581
Gross profit	27,303	31,253	32,483	33,838
Net income	6,960	9,462	8,315	10,022
Basic earnings per share	$0.33	$0.45	$0.39	$0.47
Diluted earnings per share	$0.32	$0.44	$0.38	$0.46

Earnings per share amounts for each quarter are required to be computed independently using the weighted average number of shares outstanding during the period. As a result, the sum of the individual quarterly earnings per share amounts may not agree to the earnings per share calculated for the year.

Gross profit was higher in the fourth quarter of 2014 due to higher levels of claim settlements and change orders.

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

Management, together with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance related to the matters stated in the above paragraph as of December 31, 2014.

Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appear in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

This annual report on Form 10-K includes a report of management’s assessment regarding internal control over financial reporting (see “Management’s Report on Internal Control over Financial Reporting”) and an attestation report of our independent registered public accounting firm regarding internal control over financial reporting (see “Report of Independent Registered Public Accounting Firm”.)

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this Item 10 related to our directors is incorporated by reference to the information to be included under “Proposal No. 1. Election of Directors” of our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 30, 2015 (“2015 Proxy Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information to be included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference to the information to be included under the heading “Nominating and Corporate Governance Committee Matters — Criteria for Nomination to the Board of Directors and Diversity” in our 2015 Proxy Statement. Information about our Audit Committee, including its members, and our Audit Committee financial experts, is incorporated by reference to the information to be included under the headings “Audit Committee Matters” in our 2015 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled “Executive Officers” in Part I of this Annual Report on Form 10-K.

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

The information required by this Item 11 is incorporated by reference to the information to be included in our 2015 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Compensation Committee Matters — Compensation Committee Report for the Year Ended December 31, 2014.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the information to be included in our 2015 Proxy Statement under the headings “Ownership of Equity Securities,” and “Compensation Discussion and Analysis.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the information to be included in our 2015 Proxy Statement under the headings “Certain Relationship and Related Person Transactions” and “Corporate Governance — Director Independence.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the information to be included in our 2015 Proxy Statement under the heading “Audit Committee Matters — Independent Auditors’ Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
i)	Documents filed as part of this Report
(1)	The following consolidated financial statements are filed herewith in Item 8 of Part II above.
(a)	Report of Management
(b)	Reports of Independent Registered Public Accounting Firm
(c)	Consolidated Balance Sheets
(d)	Consolidated Statements of Operations
(e)	Consolidated Statements of Stockholders’ Equity
(f)	Consolidated Statements of Cash Flows
(g)	Notes to Consolidated Financial Statements
ii)	Financial Statement Schedules

All other supplemental schedules are omitted because of the absence of conditions under which they are required, or the required information is shown in the notes to the financial statements.

iii)	Exhibit List

Number	Description
3.1	Restated Certificate of Incorporation, incorporated by reference to exhibit 3.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014
3.2	Amended and Restated By-Laws, incorporated by reference to exhibit 3.2 of the Company’s Registration Statement on Form S-1/A (File No. 333-148864), filed with the SEC on May 13, 2008
4.1	Registration Rights Agreement, dated December 20, 2007, between the Registrant and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-148864), filed with the SEC on January 25, 2008
4.2	Specimen Common Stock Certificate, incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-1/A (File No. 333-148864), filed with the SEC on July 14, 2008
10.1	Credit Agreement, dated December 21, 2011, between the Registrant and J.P. Morgan Chase Bank, N.A., Bank of America, N.A., PNC Bank, National Association, BMO Harris Bank N.A and Wells Fargo Bank, National Association, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on December 23, 2011
10.2	Pledge and Security Agreement, dated December 21, 2011, between the Registrant, certain of its Subsidiaries and J.P. Morgan Chase Bank, N.A., in its capacity as administrative agent for the lenders party to the Credit Agreement, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on December 23, 2011
10.3	Guaranty, dated December 21, 2011, between certain Subsidiaries of the Registrant in favor of J.P. Morgan Chase Bank, N.A., as administrative agent for the benefit of the Holders of Secured Obligations under the Credit Agreement, incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on December 23, 2011
10.4	Amended and Restated 2006 Stock Option Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-08325), filed with the SEC on August 10, 2009+

Number	Description
10.5	Form of Option Award under 2006 Stock Option Plan, incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-08325), filed with the SEC on August 10, 2009+
10.6	MYR Group Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014), incorporated by reference to exhibit 10.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014+
10.7	Form of Named Executive Officer Nonqualified Stock Option Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.8	Form of Named Executive Officer Restricted Stock Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.2 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.9	Form of Named Executive Officer Performance Share Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.3 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.10	Form of Independent Director Restricted Stock Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.4 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.11	Form of Employment Agreement, dated March 11, 2010, between the Registrant and Executive Officer, incorporated by reference to exhibit 10.5 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.12	Employment Agreement, dated January 3, 2012, between the Company and Paul J. Evans, incorporated by reference to exhibit 10.12 of the Company’s Form 10-K for the year ended December 31, 2011 (File No. 001-08325), filed with the SEC on March 7, 2012+
10.13	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to exhibit 10.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on May 11, 2011+
10.14	MYR Group Senior Management Incentive Plan, Amended and Restated as of May 1, 2014, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014+
10.15	Form of Named Executive Officer Restricted Stock Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.15 of the Company’s Form 10-K for the year ended December 31, 2013 (File No. 001-08325), filed with the SEC on March 5, 2014+
10.16	Form of Named Executive Officer Performance Share Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.16 of the Company’s Form 10-K for the year ended December 31, 2013 (File No. 001-08325), filed with the SEC on March 5, 2014+
10.17	Form of Independent Director Restricted Stock Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.17 of the Company’s Form 10-K for the year ended December 31, 2013 (File No. 001-08325), filed with the SEC on March 5, 2014+
21.1	List of Subsidiaries†
23.1	Consent of Ernst & Young LLP†
24.1	Power of Attorney†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†

Number	Description
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Filed herewith.
+	Indicates management contract or compensatory plan or arrangement.
*	Electronically filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYR Group Inc. (Registrant)
March 11, 2015	/s/ Paul J. Evans Name: Paul J. Evans Title: Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* William A. Koertner	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2015
/s/ Paul J. Evans Paul J. Evans	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2015
* Jack L. Alexander	Director	March 11, 2015
* Larry F. Altenbaumer	Director	March 11, 2015
* Henry W. Fayne	Director	March 11, 2015
* Betty R. Johnson	Director	March 11, 2015
* Gary R. Johnson	Director	March 11, 2015
* Maurice E. Moore	Director	March 11, 2015
* William D. Patterson	Director	March 11, 2015
*By: /s/ Paul J. Evans (Paul J. Evans) (Attorney-in-fact)		March 11, 2015

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC. (Registrant)
March 11, 2015	/s/ PAUL J. EVANS Vice President, Chief Financial Officer and Treasurer