Form 10-Q
period 2015-03-31
MYR GROUP INC.
filed 2015-05-06
CIK 700923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-08325

MYR GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3158643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 Golf Road, Suite 3-1012 Rolling Meadows, IL (Address of principal executive offices)	60008 (Zip Code)

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

As of April 24, 2015, there were 20,906,884 outstanding shares of the registrant’s $0.01 par value common stock.

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

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share and per share data)	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,830	$77,636
Accounts receivable, net of allowances of $1,028 and $1,179, respectively	156,924	158,101
Costs and estimated earnings in excess of billings on uncompleted contracts	64,690	44,609
Deferred income tax assets	11,935	11,905
Receivable for insurance claims in excess of deductibles	12,261	12,311
Refundable income taxes	—	2,059
Other current assets	6,784	6,880
Total current assets	314,424	313,501
Property and equipment, net of accumulated depreciation of $155,911 and $147,956, respectively	155,985	148,654
Goodwill	46,599	46,599
Intangible assets, net of accumulated amortization of $3,310 and $3,227, respectively	9,782	9,865
Other assets	1,432	1,467
Total assets	$528,222	$520,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$67,329	$62,247
Billings in excess of costs and estimated earnings on uncompleted contracts	33,039	38,121
Accrued self insurance	38,529	39,480
Accrued income taxes	571	—
Other current liabilities	33,553	31,740
Total current liabilities	173,021	171,588
Deferred income tax liabilities	24,729	24,729
Other liabilities	1,221	1,216
Total liabilities	198,971	197,533
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 20,898,110 and 20,791,623 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	207	206
Additional paid-in capital	150,649	151,124
Retained earnings	178,395	171,223
Total stockholders’ equity	329,251	322,553
Total liabilities and stockholders’ equity	$528,222	$520,086

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
(In thousands, except per share data)	2015	2014
Contract revenues	$244,148	$215,638
Contract costs	214,774	188,558
Gross profit	29,374	27,080
Selling, general and administrative expenses	18,592	16,875
Amortization of intangible assets	83	84
Gain on sale of property and equipment	(898)	(11)
Income from operations	11,597	10,132
Other income (expense)
Interest income	7	3
Interest expense	(179)	(178)
Other, net	(58)	54
Income before provision for income taxes	11,367	10,011
Income tax expense	4,195	3,739
Net income	$7,172	$6,272
Income per common share:
—Basic	$0.35	$0.30
—Diluted	$0.34	$0.29
Weighted average number of common shares and potential common shares outstanding:
—Basic	20,562	21,036
—Diluted	21,052	21,513

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$7,172	$6,272
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities —
Depreciation and amortization of property and equipment	8,881	7,950
Amortization of intangible assets	83	84
Stock-based compensation expense	1,049	833
Deferred income taxes	(30)	—
Gain on sale of property and equipment	(898)	(11)
Other non-cash items	62	35
Changes in operating assets and liabilities
Accounts receivable, net	1,389	124
Costs and estimated earnings in excess of billings on uncompleted contracts	(20,081)	(7,118)
Receivable for insurance claims in excess of deductibles	50	(695)
Other assets	2,158	1,076
Accounts payable	5,189	(14,195)
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,082)	(4,200)
Accrued self insurance	(951)	623
Other liabilities	2,379	255
Net cash flows provided by (used in) operating activities	1,370	(8,967)
Cash flows from investing activities:
Proceeds from sale of property and equipment	938	42
Purchases of property and equipment	(16,362)	(12,441)
Net cash flows used in investing activities	(15,424)	(12,399)
Cash flows from financing activities:
Proceeds from exercise of stock options	378	—
Excess tax benefit from stock-based awards	1,010	111
Repurchase of common shares	(3,140)	(824)
Net cash flows used in financing activities	(1,752)	(713)
Net decrease in cash and cash equivalents	(15,806)	(22,079)
Cash and cash equivalents:
Beginning of period	77,636	76,454
End of period	$61,830	$54,375

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Business

The Company performs construction services in two business segments: Transmission and Distribution (“T&D”), and Commercial and Industrial (“C&I”). T&D customers include electric utilities, cooperatives, government-funded utilities and private developers. The Company provides a broad range of services, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair. The Company also provides C&I electrical contracting services to property owners and general contractors generally in the western United States.

Interim Consolidated Financial Information

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Certain information and note disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with these rules and regulations. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to state fairly the financial condition of the Company as of March 31, 2015, the results of operations for the three months ended March 31, 2015 and 2014 and the cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the full year or the results for any future periods. The consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2014, included in the Company’s annual report on Form 10-K.

Reclassification

Certain reclassifications were made to prior year amounts to conform to the current year presentation. The Company reclassified shares withheld to satisfy employee tax obligations upon vesting of restricted and performance shares to repurchase of common shares on the consolidated statements of cash flows for the three months ended March 31, 2014.

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

The percentage of completion method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. The estimates are reviewed and revised quarterly, as needed. During the three months ended March 31, 2015, changes in estimates pertaining to certain projects, the majority of which were transmission projects, resulted in increased gross margin of 1.5%. The Company’s income from operations increased $3.7 million, due to the changes in estimated gross profit. These changes in estimates resulted in increases of $2.3 million in net income or $0.11 in diluted earnings per common share during the three months ended March 31, 2015. During the three months ended March 31, 2014, changes in estimates pertaining to certain transmission projects resulted in increased gross margin of 1.7%. The Company’s income from operations increased $3.7 million, due to the changes in estimated gross profit. These changes in estimates resulted in increases of $2.3 million in net income or $0.11 in diluted earnings per common share during the three months ended March 31, 2014.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments under this pronouncement may change how an entity recognizes revenue from contracts it enters to transfer goods, services or nonfinancial assets to its customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with the customer; Step 2: Identify the performance obligations in the contract; Step 3: Determine the transaction price;. Step 4: Allocate the transaction price to the performance obligations in the contract; Step 5: Recognize revenue when, or as, the entity satisfies the performance obligations. In addition, the amendments require expanded disclosure to enable the users of the financial statements to understand the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. The update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2016. The Company is evaluating the impact of this pronouncement on its policies and procedures pertaining to recognition of revenue from contracts with customers, the pronouncement’s expanded disclosure requirements and the impact on the Company’s financial statements.

On April 1, 2015, the FASB proposed deferring the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) by one year to December 15, 2017 for annual reporting periods beginning after that date and permitting early adoption of the standard, but not before the original effective date of December 15, 2016.

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

As of March 31, 2015 and December 31, 2014, the carrying value of the Company’s cash and cash equivalents approximated fair value based on Level 1 inputs.

3. Contracts in Process

The net asset position for contracts in process consisted of the following:

	March 31,	December 31,
(In thousands)	2015	2014

Costs and estimated earnings on uncompleted contracts	$1,809,454	$1,746,507
Less: Billings to date	1,777,803	1,740,019
	$31,651	$6,488

The net asset (liability) position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	March 31,	December 31,
(In thousands)	2015	2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$64,690	$44,609
Billings in excess of costs and estimated earnings on uncompleted contracts	(33,039)	(38,121)
	$31,651	$6,488

4. Income Taxes

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rates for the three months ended March 31, 2015 and 2014 was principally due to state income taxes.

The Company had unrecognized tax benefits of approximately $0.8 million and $0.7 million as of March 31, 2015 and December 31, 2014, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense because of the unrecognized tax benefits was not material for the three months ended March 31, 2015 and 2014.

The Company is subject to taxation in various jurisdictions. The Company is subject to examination by U.S. federal authorities for the open tax years 2011 through 2013 and by various state authorities for the years 2010 through 2013.

5. Commitments and Contingencies

Letters of Credit

As of March 31, 2015 and December 31, 2014, the Company had irrevocable standby letters of credit outstanding of approximately $19.3 million, including $17.5 million related to the Company’s payment obligation under its insurance programs and approximately $1.8 million related to contract performance obligations.

Leases

The Company leases real estate, construction equipment and office equipment under operating leases with remaining terms ranging from one to less than five years. As of March 31, 2015, future minimum lease payments for operating leases were as follows: $1.1 million for the remainder of 2015, $0.8 million for 2016, $0.4 million for 2017, $0.4 million for 2018 and $0.3 million for 2019.

Purchase Commitments for Construction Equipment

As of March 31, 2015, the Company had approximately $9.7 million in outstanding purchase orders for certain construction equipment with cash outlay requirements scheduled to occur over the next three months.

Insurance and Claims Accruals

The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. The deductible for each line of coverage is $1.0 million, except for certain of the Company’s health benefit plans, which are subject to a $0.1 million deductible for qualified individuals. Losses up to the deductible amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the deductible is included in current assets in the consolidated balance sheets.

Performance and Payment Bonds

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its surety for any expenses paid out under these bonds. As of March 31, 2015, an aggregate of approximately $823.5 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $113.7 million as of March 31, 2015.

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

In January 2013, The L. E. Myers Co. (“L. E. Myers”) was joined as a defendant in Northern States Power Company (Wisconsin) v. The City of Ashland, Wisconsin et al., filed in the U.S. District Court for the Western District of Wisconsin. Northern States Power Company alleges that named defendants, including L. E. Myers, contributed to contamination at the Ashland Lakefront Superfund Site in Ashland, Wisconsin. Specifically, the lawsuit alleges that L. E. Myers operated a manufactured gas plant at the site for 6 to 12 years of the plant’s operation during the time frame from 1885 to 1947. In April 2015, L. E. Myers negotiated a settlement of this litigation with Northern States Power Company funded largely by L. E. Myers’ insurance carriers, with L. E. Myers’ contribution being $230,000.

6. Stock-Based Compensation

The Company maintains two equity compensation plans under which stock-based compensation has been granted, the 2006 Stock Option Plan (the “2006 Plan”) and the 2007 Long-Term Incentive Plan (as amended) (the “LTIP”). Upon the adoption of the LTIP in 2007, awards were no longer granted under the 2006 Plan. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, and (i) any combination of such awards.

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

During the three months ended March 31, 2015, plan participants exercised 108,010 options with a weighted average exercise price of $5.46.

During the three months ended March 31, 2015, the Company granted 52,773 shares of restricted stock, which vest ratably over the next three years, at a weighted average grant date fair value of $30.16. Additionally, 74,428 shares of restricted stock vested during the three months ended March 31, 2015, at a weighted average grant date fair value of $21.74.

During the three months ended March 31, 2015, the Company granted 69,978 performance shares, at target which cliff vest on December 31, 2017. The performance grant was split evenly between return on invested capital (“ROIC”), an internal performance measure and total shareholder return (“TSR”), a market performance measure.

ROIC is defined as net income, less any dividends, divided by stockholders’ equity plus net debt (total debt less cash and marketable securities) at the beginning of the performance period. The ROIC-based target shares awarded were valued at $30.16, which represented the closing price of the Company’s stock on the date of grant, and ROIC is measured over a three-year performance period ending December 31, 2017.

TSR is defined as the change in the fair market value, adjusted for dividends, of a company’s stock. The TSR of the Company’s stock will be compared to the TSR of a peer group of companies defined at the time of the grant. The TSR awards are calculated using the average stock price of the 20 trading days prior to January 1, 2015 and compared to the average stock price of the 20 trading days prior to December 31, 2017. Because TSR is a market-based performance metric, the Company used a Monte Carlo simulation model to calculate the fair value of the grant, which resulted in a fair value of $47.24 per share.

7. Segment Information

MYR Group is a specialty contractor serving the electrical infrastructure market. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which includes safety, professional fees, management fees, and intangible amortization. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Transmission and Distribution: The T&D segment provides a broad range of services on electric transmission and distribution networks and substation facilities, which include design, engineering, procurement, construction, upgrade, and maintenance and repair services, with a particular focus on construction, maintenance and repair. T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems. The T&D segment also provides emergency restoration services in response to hurricane, ice or other storm-related damage. T&D customers include electric utilities, cooperatives, government-funded utilities and private developers.

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

The information in the following table was derived from internal financial reports used for corporate management purposes:

	Three months ended
	March 31,
(In thousands)	2015	2014

Contract revenues:
T&D	$189,223	$162,044
C&I	54,925	53,594
	$244,148	$215,638
Income from operations:
T&D	$16,834	$13,962
C&I	2,836	3,367
General Corporate	(8,073)	(7,197)
	$11,597	$10,132

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

The restricted shares granted after 2013 contain a provision making the payment of dividends contingent upon vesting of the shares. These shares are not participating shares because any accumulated unvested dividends are forfeited, along with the shares, if the awards fail to vest. These non-participating shares are excluded from the computation of net income allocated to participating securities in the table below, but are included in the computation of weighted average dilutive securities, unless their inclusion would be anti-dilutive.

Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	Three months ended
	March 31,
(In thousands, except per share data)	2015	2014
Numerator:
Net income	$7,172	$6,272
Less: Net income allocated to participating securities	(45)	(62)
Net income available to common shareholders	$7,127	$6,210

Denominator:
Weighted average common shares outstanding	20,562	21,036
Weighted average dilutive securities	490	477
Weighted average common shares outstanding, diluted	21,052	21,513

Income per common share, basic	$0.35	$0.30
Income per common share, diluted	$0.34	$0.29

For the three month periods ended March 31, 2015 and 2014, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities. The following table summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended
	March 31,
(In thousands)	2015	2014

Stock options	4	110
Restricted stock	53	64
Performance awards	70	85

Share Repurchases

During the three months ended March 31, 2015, the Company repurchased 118,613 shares of common stock at a weighted-average price of $26.49 per share, 72,706 of those shares were purchased under its $25.0 million stock repurchase program (the “Repurchase Program”), which expires August 31, 2015, for approximately $1.8 million. Additionally, the Company repurchased 45,907 shares of stock, for approximately $1.3 million, from its employees to satisfy tax obligations on shares vested under the LTIP program. All of the shares repurchased were retired and returned to authorized but unissued stock.

9. Subsequent Event

On April 13, 2015, the Company acquired substantially all of the assets of E.S. Boulos Company (“ESB”), one of New England’s largest and most experienced electrical contractors with over 95 years in operation, from a subsidiary of Eversource Energy. The purchase price was approximately $11.4 million, which was funded through existing cash resources of the Company.

Headquartered in Westbrook, Maine, ESB offers construction capabilities for the Company’s T&D segment, including substation, transmission and distribution construction. ESB also brings extensive experience providing commercial and industrial electrical construction for the Company’s C&I segment, including a wide range of commercial electrical construction services.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014, and with our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein under the captions “Cautionary Statement Concerning Forward-Looking Statements and Information” and “Risk Factors,” as well as in the 2014 Annual Report. We assume no obligation to update any of these forward-looking statements.

Overview and Outlook

We are a leading specialty contractor serving the electrical infrastructure market. We manage and report our operations through two industry segments: T&D and C&I. We have operated in the T&D industry since 1891. We are one of the largest national contractors servicing the T&D sector of the electric utility industry, and our customers include many of the leading companies in the electric industry. We provide C&I electrical contracting services to facility owners and general contractors generally in the western United States since. We have operated in the C&I industry since 1912.

We had consolidated revenues for the three months ended March 31, 2015 of $244.1 million, of which 77.5% was attributable to our T&D customers and 22.5% was attributable to our C&I customers. Our consolidated revenues for the three months ended March 31, 2014 were $215.6 million. For the three months ended March 31, 2015, our net income and EBITDA (1) were $7.2 million and $20.5 million, respectively, compared to $6.3 million and $18.2 million, respectively, for the three months ended March 31, 2014. Our financial results for the three months ended March 31, 2015 benefited from margin adjustments due to change orders and close-outs. It is unlikely that future periods will benefit to a similar extent from such favorable developments.

Our results have been driven primarily by successful bidding and execution of projects, our ability to capitalize on increased infrastructure spending in our markets and the breadth of our customer base. Our business is directly impacted by the level of spending on T&D infrastructure and C&I construction activity throughout the markets we serve. We believe our transmission customers remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects in place. Although competition remains strong, we see these as positive factors for us in the future. We believe our skilled workforce and centralized fleet provide us with a competitive advantage. We expect bidding activity to remain strong for our T&D and C&I segments for the remainder of 2015; however, competition for transmission projects continues to pressure bid margins in some parts of the country.

Our future growth may be organic, or through acquisitions or joint ventures that we expect could improve our competitive position within our existing markets or expand our geographic footprint. On April 13, 2015, we acquired substantially all the assets of E.S. Boulos Company, which will enhance our T&D presence in the northeast U.S. and further expand our C&I presence outside of our existing markets. We continue to review bidding opportunities in Canada and believe the economic environment in Canada could present favorable T&D bidding opportunities in 2015. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. We ended the first quarter of 2015 in a strong financial position, which included cash and cash equivalents of $61.8 million and availability of $155.7 million under our credit facility. We believe that our financial and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility for further strategic investments.

(1)	EBITDA is a non-GAAP measure. Refer to “Non-GAAP Measure—EBITDA” for a discussion of this measure.

Backlog

We define backlog as our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts. A customer’s intention to award us work under a fixed-price contract is not included in backlog unless there is an actual award to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of MSAs that typically have a one-year to three-year duration from execution. Backlog may not accurately represent the revenues that we expect to realize during any particular period. Several factors such as the timing of contract awards, the type and duration of contracts, and the mix of subcontractor and material costs in our projects can impact our backlog at any point in time. Some of our revenue does not appear in our periodic backlog reporting because the award of the project, as well as the execution of the work, may all take place within the period. Our backlog only includes projects that have a signed contract or an agreed upon work order to perform work on mutually accepted terms and conditions. Backlog should not be relied upon as a stand-alone indicator of future events.

Our backlog was $398.4 million at March 31, 2015 compared to $433.6 million at December 31, 2014 and $385.6 million at March 31, 2014. Our backlog at March 31, 2015 decreased $35.2 million or 8.1% from December 31, 2014 due to completion of work during the quarter that was not replaced. Backlog in the T&D segment decreased $44.8 million and C&I backlog increased $9.5 million compared to December 31, 2014.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at March 31, 2015
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2014

T&D	$275,622	$31,511	$320,435
C&I	122,744	11,171	113,206
Total	$398,366	$42,682	$433,641

Project Bonding Requirements

A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the surety bonds. As of March 31, 2015, we had approximately $823.5 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $113.7 million as of March 31, 2015.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the period indicated:

	Three months ended March 31,
	2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues	$244,148	100.0%	$215,638	100.0%
Contract costs	214,774	88.0	188,558	87.4
Gross profit	29,374	12.0	27,080	12.6
Selling, general and administrative expenses	18,592	7.6	16,875	7.9
Amortization of intangible assets	83	—	84	—
Gain on sale of property and equipment	(898)	(0.4)	(11)	—
Income from operations	11,597	4.8	10,132	4.7
Other income (expense)
Interest income	7	—	3	—
Interest expense	(179)	(0.1)	(178)	(0.1)
Other, net	(58)	—	54	—
Income before provision for income taxes	11,367	4.7	10,011	4.6
Income tax expense	4,195	1.8	3,739	1.7
Net income	$7,172	2.9%	$6,272	2.9%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues. Revenues increased $28.5 million, or 13.2%, to $244.1 million for the three months ended March 31, 2015 from $215.6 million for the three months ended March 31, 2014. The increase was primarily due to higher T&D revenues from jobs of all sizes. Material and subcontractor costs comprised approximately 27% and 26% of total contract costs in the three months ended March 31, 2015 and 2014, respectively.

Gross profit. Gross profit increased $2.3 million, or 8.5%, to $29.4 million for the three months ended March 31, 2015 from $27.1 million for the three months ended March 31, 2014, due to higher revenues. Gross margin decreased to 12.0% for the three months ended March 31, 2015 from 12.6% for the three months ended March 31, 2014. The decline in gross margin was primarily due to lower equipment utilization, particularly large specialty transmission equipment, as several large transmission projects were substantially complete or nearing completion and lower storm revenues. In the three months ended March 31, 2015 and 2014 gross margin benefited by approximately 1.5% and 1.7%, respectively, from improved contract margins on several projects, primarily transmission projects, due to cost efficiencies, additional work and effective contract management.

Selling, general and administrative expenses. Selling, general and administrative expenses, which were $18.6 million for the three months ended March 31, 2015, increased $1.7 million from $16.9 million for the three months ended March 31, 2014. The increase in selling, general and administrative expenses for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to higher personnel costs to support operations, ESB acquisition costs and higher stock compensation costs. As a percentage of revenues, selling, general and administrative expenses decreased to 7.6% for the three months ended March 31, 2015 from 7.9% for the three months ended March 31, 2014.

Gain on sale of property and equipment. Gains from the sale of property and equipment in the three months ended March 31, 2015 were $0.9 million. There were no material gains or losses on the sale of property and equipment in the three months ended March 31, 2014. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $0.2 million for the three month periods ended March 31, 2015 and 2014.

Provision for income taxes. The provision for income taxes was $4.2 million for the three months ended March 31, 2015, with an effective tax rate of 36.9%, compared to a provision of $3.7 million for the three months ended March 31, 2014, with an effective tax rate of 37.3%. The decrease in the effective rate was primarily caused by lower state taxes due to changes in the mix of business between states.

Net income. Net income increased to $7.2 million for the three months ended March 31, 2015 from $6.3 million for the three months ended March 31, 2014. The increase was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended March 31,
	2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$189,223	77.5%	$162,044	75.1%
Commercial & Industrial	54,925	22.5	53,594	24.9
Total	$244,148	100.0	$215,638	100.0
Operating income (loss):
Transmission & Distribution	$16,834	8.9 `	$13,962	8.6
Commercial & Industrial	2,836	5.2	3,367	6.3
Total	19,670	8.1	17,329	8.0
Corporate	(8,073)	(3.3)	(7,197)	(3.3)
Consolidated	$11,597	4.8%	$10,132	4.7%

Transmission & Distribution

Revenues for our T&D segment for the three months ended March 31, 2015 were $189.2 million compared to $162.0 million for the three months ended March 31, 2014, an increase of $27.2 million, or 16.8%. The increase in revenue was primarily due to an increase in the number of jobs of all sizes. Material and subcontractor costs in our T&D segment comprised approximately 23% of total contract costs in the three months ended March 31, 2015, compared to approximately 20% in the three months ended March 31, 2014.

Revenues from transmission projects represented 78.2% and 82.8% of T&D segment revenue for the three months ended March 31, 2015 and 2014, respectively. Additionally, for the three months ended March 31, 2015, measured by revenue in our T&D segment, we provided 49.1% of our T&D services under fixed-price contracts, as compared to 49.3% for the three months ended March 31, 2014.

Operating income for our T&D segment for the three months ended March 31, 2015 was $16.8 million, an increase of $2.8 million from the three months ended March 31, 2014. Operating income increased for our T&D segment for the three months ended March 31, 2015 compared to 2014 primarily due to higher revenues partially offset by lower equipment utilization, particularly large specialty transmission equipment, as several large transmission projects are substantially complete or nearing completion and lower storm revenues. As a percentage of revenues, operating income for our T&D segment was 8.9% for the three months ended March 31, 2015 compared to 8.6% for the three months ended March 31, 2014.

Commercial & Industrial

Revenues for our C&I segment for the three months ended March 31, 2015 were $54.9 million compared to $53.6 million for the three months ended March 31, 2014, an increase of $1.3 million or 2.5%. Material and subcontractor costs in our C&I segment comprised approximately 41% of total contract costs in the three months ended March 31, 2015, compared to approximately 47% in the three months ended March 31, 2014.

Measured by revenue in our C&I segment, we provided 67.9% of our services under fixed-price contracts for the three months ended March 31, 2015, compared to 42.9% in the three months ended March 31, 2014.

Operating income for our C&I segment for the three months ended March 31, 2015 was $2.8 million, a decrease of $0.6 million over the three months ended March 31, 2014. The decline in operating income compared to the three months ended March 31, 2014 was attributable to increased costs on one large project partially offset by increased margins on other projects. As a percentage of revenues, operating income for our C&I segment was 5.2% for the three months ended March 31, 2015 compared to 6.3% for the three months ended March 31, 2014.

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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended March 31,
(In thousands)	2015	2014

Net Income	$7,172	$6,272
Add:
Interest expense, net	172	175
Income tax expense	4,195	3,739
Depreciation & amortization	8,964	8,034
EBITDA	$20,503	$18,220

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

The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Three months ended
	March 31,
(In thousands)	2015	2014

Provided By (Used In) Operating Activities:
EBITDA	$20,503	$18,220
Add/(subtract):
Interest expense, net	(172)	(175)
Provision for income taxes	(4,195)	(3,739)
Depreciation & amortization	(8,964)	(8,034)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities	9,147	8,891
Changes in operating assets and liabilities	(14,949)	(24,130)
Net cash flows provided by (used in) operating activities	$1,370	$(8,967)

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $61.8 million and working capital of $141.4 million. We define working capital as current assets less current liabilities. During the three months ended March 31, 2015, consolidated operating activities of our business provided net cash of $1.4 million, compared to $9.0 million of cash used in the three months ended March 31, 2014. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. In the three months ended March 31, 2015, we used net cash in investing activities of $15.4 million, consisting of $16.3 million for capital expenditures, partially offset by $0.9 million of proceeds from the sale of equipment. Financing activities in the first three months of 2015 used $1.8 million of cash compared to $0.7 million of cash used in the first three months of 2014. In the first three months of 2015, $3.1 million of cash was used to purchase shares of our common stock, which was partially offset by proceeds from stock options and tax benefits related to our stock compensation programs. The $3.1 million of cash used to purchase shares of our common stock consisted of $1.8 million purchased under our Repurchase Program and $1.3 million to purchase shares surrendered by employees to satisfy employee tax obligations under our stock compensation program.

The changes in various working capital accounts (such as: accounts receivable, including retention; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts) are due to normal timing fluctuations in our operating activities. In particular, the gross amount of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts used cash of $18.6 million in the three months ended March 31, 2015, compared to using cash of $25.4 million in the same period of 2014, a year-over-year decrease of $6.8 million. In addition, higher net income and depreciation contributed to higher cash provided by operating activities in three months ended March 31, 2015 compared to three months ended March 31, 2014.

We anticipate that our cash and cash equivalents on hand, $155.7 million borrowing availability under our credit facility, and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, and purchases under our Repurchase Program. We expect that our capital spending in 2015 will be similar to our capital spending in the last two years. Although we believe that we have adequate cash and availability under our credit agreement to meet our liquidity needs, any large projects or acquisitions may require additional capital.

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

Revolving loans under the Facility bear interest, at our option, at either (1) ABR, which is the greatest of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or adjusted LIBOR plus 1.00%, plus in each case an applicable margin ranging from 0.00% to 1.00%; or (2) adjusted LIBOR plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on our Leverage Ratio, defined under the Credit Agreement as consolidated total indebtedness divided by consolidated EBITDA, as defined by the Credit Agreement. Letters of credit issued under the Facility are subject to a letter of credit fee of 1.00% to 2.00%, based on our Leverage Ratio and a fronting fee of 0.125%. Swingline loans bear interest at the ABR Rate. We are required to pay a 0.2% commitment fee on the unused portion of the Facility.

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

Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum Leverage Ratio of 3.0, and a minimum interest coverage ratio of 3.0, defined under the Credit Agreement as Consolidated EBITDA divided by interest expense. We were in compliance with all of our debt covenants at March 31, 2015. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

As of March 31, 2015 and December 31, 2014, we had no debt outstanding. As of March 31, 2015 and December 31, 2014, we had irrevocable standby letters of credit outstanding of approximately $19.3 million, including $17.5 million related to our payment obligation under our insurance programs and approximately $1.8 million related to contract performance obligations.

Off-Balance Sheet Transactions

As is common in our industry, we enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheets. Our significant off-balance sheet transactions such as liabilities associated with non-cancelable operating leases, letter of credit obligations and surety guarantees could be entered into in the normal course of business. We have not engaged in any off-balance sheet financing arrangements through special purpose entities.

For a discussion regarding off-balance sheet transactions, refer to Note 5, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements.

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2015, no customer individually exceeded 10.0% of consolidated accounts receivable (excluding the impact of allowance for doubtful accounts). As of March 31, 2014, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 16.3% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

New Accounting Pronouncements

For a discussion regarding new accounting pronouncements, please refer to Note 1. “Organization, Business and Basis of Presentation—Recently Issued Accounting Pronouncements” in the accompanying Notes to Consolidated Financial Statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our 2014 Annual Report.

Cautionary Statement Concerning Forward-Looking Statements and Information

We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.

Various statements contained in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act. Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact, and may include projections and estimates concerning the timing and success of specific projects and our future revenue, income, backlog, liquidity, capital spending and investments. The forward-looking statements in this quarterly report on Form 10-Q are generally accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “likely,” “unlikely,” “possible,” “potential,” “should” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this quarterly report on Form 10-Q and are based on our current expectations and assumptions about future events, including with respect to expected growth, results of operations, performance, business prospects and opportunities and effective tax rates. These statements do not guarantee future performance and actual results may differ materially from these statements. We disclaim any obligation to update these statements, unless required by securities laws, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed under the caption “Forward-Looking Statements” and in Item 1A “Risk Factors” in our 2014 Annual Report, and in any risk factors or cautionary statements contained in our other filings with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

These risks, contingencies and uncertainties include, but are not limited to, the following:

•	Our operating results may vary significantly from period to period.

•	Our industry is highly competitive.

•	We may be unsuccessful in generating internal growth.

•	Negative economic and market conditions, as well as regulatory and environmental requirements, may adversely impact our customers’ future spending and, as a result, our operations and growth.

•	Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of penalties, including liquidated damages.

•	Our business is labor intensive and we may be unable to attract and retain qualified employees.

•	The timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results.

•	Backlog may not be realized or may not result in profits and may not accurately represent future revenue.

•	Our business growth could outpace the capability of our internal resources.

•	We may depend on subcontractors to assist us in providing certain services.

•	Our participation in joint ventures and other projects with third parties may expose us to liability for failures of our partners.

•	Legislative or regulatory actions relating to electricity transmission and renewable energy may impact demand for our services.

•	Our use of percentage-of-completion accounting could result in a reduction or reversal of previously recognized profits.

•	Our actual costs may be greater than expected in performing our fixed-price and unit-price contracts.

•	Our financial results are based upon estimates and assumptions that may differ from actual results.

•	The loss of a key customer could have an adverse affect on us.

•	Our failure to comply with environmental and other laws and regulations could result in significant liabilities.

•	Unavailability or cancellation of third party insurance coverage would increase our overall risk exposure and could disrupt our operations.

•	We may incur liabilities and suffer negative financial or reputational impacts relating to occupational health and safety matters.

•	We extend trade credit to customers for purchases of our services, and may have difficulty collecting receivables from them.

•	We may not be able to compete for, or work on, certain projects if we are not able to obtain the necessary bonds.

•	Inability to hire or retain key personnel could disrupt our business.

•	Work stoppages or other labor issues with our unionized workforce could adversely affect our business.

•	Multi-employer pension plan obligations related to our unionized workforce could adversely impact our earnings.

•	We may fail to execute or integrate future acquisitions or joint ventures successfully.

•	Our business may be affected by seasonal and other variations, including severe weather conditions.

•	We may not have access in the future to sufficient funding to finance desired growth and operations.

•	Our operations are subject to a number of operational risks which may result in unexpected costs or liabilities.

•	Opportunities associated with government contracts could lead to increased governmental regulation applicable to us.

•	Risks associated with operating in the Canadian market could restrict our ability to expand and harm our business and prospects.

•	Our failure to comply with the laws applicable to our Canadian activities, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws could have an adverse effect on us.

•	The nature of our business exposes us to warranty claims, which may reduce our profitability.

•	Certain provisions in our organizational documents and Delaware law could delay or prevent a change in control of our company.

•	We, or our business partners, may be subject to breaches of information technology systems, which could affect our competitive position or damage our reputation.

•	Our stock price and trading volume may be volatile and future sales of our common stock could lead to dilution of our issued and outstanding common stock.

•	We are subject to risks associated with climate change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2015, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the three months ended March 31, 2015 and 2014, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

As of March 31, 2015, we had no borrowings outstanding under the Credit Facility. Borrowings under the Credit Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If we had borrowings outstanding under the Credit Facility and if the prime rate, federal funds rate or LIBOR increased, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the risk factors previously discussed in Item 1A to our 2014 Annual Report. An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described in our 2014 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. These risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of our common stock and any investment in our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Common Stock. The following table includes all of the Company’s repurchases of common stock for the periods shown, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Repurchased shares are retired and returned to authorized but unissued common stock.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

January 1, 2015 - January, 31 2015	71,847	$25.22	71,006	$7,592,846
February 1, 2015 - February, 28 2015	23,478	$26.42	1,700	$7,549,850
March 1, 2015 - March, 31 2015	23,288	$30.47	—	$7,549,850
Total	118,613	$26.49	72,706

(1)	This column includes all repurchases of common stock, including stock repurchased under announced repurchase programs and stock repurchased outside such programs. Outside of the repurchase program, the Company repurchased 45,907 shares of its common stock to satisfy tax obligations on the vesting of restricted stock and performance shares under the 2007 Long-Term Incentive Plan (as amended).

(2)	On August 1, 2012, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock, and the Company subsequently established a Rule 10b5-1 plan to facilitate this repurchase. The share repurchase program was authorized through August 9, 2013. In May 2013, the Company’s Board of Directors approved an extension of the program through August 9, 2014 and increased the size of the program to $22.5 million. In May 2014, the Company’s Board of Directors approved an extension of the program through August 31, 2015 and increased the size of the program to $25.0 million. The Company has purchased 723,964 shares under this program.

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

MYR GROUP INC.
(Registrant)

May 6, 2015	/s/ PAUL J. EVANS
Vice President, Chief Financial Officer and Treasurer

