Form 10-Q
period 2015-06-30
MYR GROUP INC.
filed 2015-08-05
CIK 700923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 24, 2015, there were 21,040,211 outstanding shares of the registrant’s $0.01 par value common stock.

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

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and per share data)	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,884	$77,636
Accounts receivable, net of allowances of $595 and $1,179, respectively	176,446	158,101
Costs and estimated earnings in excess of billings on uncompleted contracts	77,709	44,609
Deferred income tax assets	12,006	11,905
Receivable for insurance claims in excess of deductibles	11,472	12,311
Refundable income taxes	4,050	2,059
Other current assets	7,973	6,880
Total current assets	336,540	313,501
Property and equipment, net of accumulated depreciation of $164,092 and $147,956, respectively	165,871	148,654
Goodwill	48,918	46,599
Intangible assets, net of accumulated amortization of $3,394 and $3,227, respectively	9,698	9,865
Other assets	1,404	1,467
Total assets	$562,431	$520,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$90,542	$62,247
Billings in excess of costs and estimated earnings on uncompleted contracts	36,130	38,121
Accrued self insurance	36,474	39,480
Other current liabilities	32,836	31,740
Total current liabilities	195,982	171,588
Deferred income tax liabilities	24,729	24,729
Other liabilities	1,224	1,216
Total liabilities	221,935	197,533
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 21,038,376 and 20,791,623 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	208	206
Additional paid-in capital	167,752	151,124
Accumulated other comprehensive income	32	—
Retained earnings	172,504	171,223
Total stockholders’ equity	340,496	322,553
Total liabilities and stockholders’ equity	$562,431	$520,086

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2015	2014	2015	2014

Contract revenues	$276,488	$228,877	$520,636	$444,515
Contract costs	244,752	198,349	459,526	386,907
Gross profit	31,736	30,528	61,110	57,608
Selling, general and administrative expenses	18,947	18,110	37,539	34,985
Amortization of intangible assets	84	83	167	167
Gain on sale of property and equipment	(319)	(60)	(1,217)	(71)
Income from operations	13,024	12,395	24,621	22,527
Other income (expense)
Interest income	8	30	15	33
Interest expense	(187)	(177)	(366)	(355)
Other, net	(31)	108	(89)	162
Income before provision for income taxes	12,814	12,356	24,181	22,367
Income tax expense	4,740	4,615	8,935	8,354
Net income	$8,074	$7,741	$15,246	$14,013
Income per common share:
—Basic	$0.39	$0.36	$0.73	$0.66
—Diluted	$0.38	$0.36	$0.72	$0.64
Weighted average number of common shares and potential common shares outstanding:
—Basic	20,760	21,115	20,662	21,108
—Diluted	21,215	21,631	21,135	21,600

Net income	$8,074	$7,741	$15,246	$14,013
Other comprehensive income:
Foreign currency translation adjustment	(8)	—	19	—
Other comprehensive income (loss)	(8)	—	19	—
Total comprehensive income	$8,066	$7,741	$15,265	$14,013

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
(In thousands)	2015	2014

Cash flows from operating activities:
Net income	$15,246	$14,013
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation and amortization of property and equipment	18,152	16,103
Amortization of intangible assets	167	167
Stock-based compensation expense	2,716	2,197
Deferred income taxes	(101)	(41)
Gain on sale of property and equipment	(1,217)	(71)
Other non-cash items	89	47
Changes in operating assets and liabilities
Accounts receivable, net	(7,683)	(3,554)
Costs and estimated earnings in excess of billings on uncompleted contracts	(30,998)	(15,717)
Receivable for insurance claims in excess of deductibles	839	(1,350)
Other assets	(3,053)	206
Accounts payable	20,688	(6,991)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,481)	448
Accrued self insurance	(2,774)	1,158
Other liabilities	439	(2,318)
Net cash flows provided by operating activities	9,029	4,297
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,326	182
Cash paid for acquired business	(11,374)	—
Purchases of property and equipment	(29,731)	(25,234)
Net cash flows used in investing activities	(39,779)	(25,052)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,519	135
Excess tax benefit from stock-based awards	1,620	230
Repurchase of common shares	(3,169)	(1,550)
Other financing activities	28	38
Net cash flows used in financing activities	(2)	(1,147)
Net decrease in cash and cash equivalents	(30,752)	(21,902)
Cash and cash equivalents:
Beginning of period	77,636	76,454
End of period	$46,884	$54,552

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization, Business and Basis of Presentation

Organization

MYR Group Inc. (the “Company”) is a holding company of specialty electrical construction service providers that conducts operations through a number of wholly-owned subsidiaries including: The L. E. Myers Co., a Delaware corporation; Harlan Electric Company, a Michigan corporation; Great Southwestern Construction, Inc., a Colorado corporation; Sturgeon Electric Company, Inc., a Michigan corporation; E.S. Boulos Company, a Delaware corporation; MYR Transmission Services, Inc., a Delaware corporation; MYR Group Construction Canada, Ltd., a British Columbia corporation; MYR Transmission Services Canada, Ltd., a British Columbia corporation; and Northern Transmission Services, Ltd., a British Columbia corporation.

Business

The Company performs construction services in two business segments: Transmission and Distribution (“T&D”), and Commercial and Industrial (“C&I”). T&D customers include electric utilities, cooperatives, government-funded utilities and private developers. The Company provides a broad range of services, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair. The Company also provides C&I electrical contracting services to property owners and general contractors in the western and northeastern United States.

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income and cash flows with respect to the interim consolidated financial statements have been included. The consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements as of that date. The results of operations and comprehensive income are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2014, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 11, 2015.

Reclassification

A reclassification was made in the current year presentation of the unaudited consolidated balance sheet as of June 30, 2015. The Company adjusted the classification of the impact of shares repurchased, which had previously been recorded as a deduction to additional paid-in capital, to a deduction which was allocated between additional paid-in capital and retained earnings. As a result of this reclassification, retained earnings were reduced by $14.0 million and additional paid-in capital was increased by the same amount.

Foreign Currency Translation

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on foreign currency denominated balances, are recorded in other, net on the consolidated statements of operations.

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

The percentage of completion method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. The estimates are reviewed and revised quarterly, as needed. During the three and six months ended June 30, 2015, changes in estimates pertaining to certain projects, the majority of which were transmission projects, resulted in increased gross margin of 1.0% and 1.1%, respectively. The Company’s income from operations for the three and six months ended June 30, 2015 increased $2.7 million and $5.7 million, respectively, due to the changes in estimated gross profit. These changes in estimates resulted in increases of $1.7 million and $3.6 million, respectively, in net income or $0.08 and $0.17, respectively, in diluted earnings per common share during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, changes in estimates pertaining to several large transmission projects, resulted in increased gross margin of 1.9% and 2.2%, respectively. The Company’s income from operations for the three and six months ended June 30, 2014 increased $4.3 million and $9.7 million, respectively, due to the changes in estimated gross profit. These changes in estimates resulted in increases of $2.7 million and $6.1 million, respectively, in net income or $0.13 and $0.28, respectively, in diluted earnings per common share during the three and six months ended June 30, 2014.

Recent Accounting Pronouncements

Changes to U.S. GAAP are typically established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. The Company, based on its assessment, determined that any recently issued or proposed ASUs not listed below are either not applicable to the Company or adoption will have minimal impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments under this pronouncement may change how an entity recognizes revenue from contracts it enters to transfer goods, services or nonfinancial assets to its customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with the customer; Step 2: Identify the performance obligations in the contract; Step 3: Determine the transaction price; Step 4: Allocate the transaction price to the performance obligations in the contract; Step 5: Recognize revenue when, or as, the entity satisfies the performance obligations. In addition, the amendments require expanded disclosure to enable the users of the financial statements to understand the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. The update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2016. The Company is evaluating the impact of this pronouncement on its policies and procedures pertaining to recognition of revenue from contracts with customers, the pronouncement’s expanded disclosure requirements and the impact on the Company’s financial statements.

On April 1, 2015, the FASB proposed deferring the effective date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) by one year to December 15, 2017 for annual reporting periods beginning after that date and permitting early adoption of the standard, but not before the original effective date of December 15, 2016.

2. Acquisitions

On April 13, 2015, the Company acquired substantially all of the assets of E.S. Boulos Company (“ESB”), one of New England’s largest and most experienced electrical contractors with over 95 years in operation, from a subsidiary of Eversource Energy. The total consideration was approximately $11.4 million, subject to working capital adjustments, which was funded through existing cash resources of the Company. Headquartered in Westbrook, Maine, ESB offers construction capabilities for the Company’s T&D segment, including substation, transmission and distribution construction. ESB also provides commercial and industrial electrical construction for the Company’s C&I segment, including a wide range of commercial electrical construction services.

The results of operations for ESB are included in the Company’s consolidated statement of operations and the T&D and C&I segments from the date of acquisition. The preliminary purchase price allocation is subject to final review and approval, and thus all required purchase accounting adjustments are expected to be finalized by the end of 2015. Costs of approximately $0.4 million related to the acquisition were included in selling, general and administrative expenses in the consolidated statement of operations. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Total consideration	$11,374

Accounts receivable	$10,662
Costs and estimated earnings in excess of billings on uncompleted contracts	2,102
Other current assets	59
Property and equipment	1,778
Accounts payable	(3,621)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,490)
Other current liabilities	(437)
Net identifiable assets	9,053
Goodwill	$2,321

Further adjustments are expected to the allocation as third party valuations of identifiable intangible assets, including trade names, customer relationships, and backlog are finalized, as well as final working capital adjustments. The goodwill to be recognized, which represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed, is primarily attributable to the value of an assembled workforce. All of the goodwill and identifiable intangible assets are expected to be tax deductible per applicable IRS regulations.

3. Fair Value Measurements

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

As of June 30, 2015 and December 31, 2014, the carrying value of the Company’s cash and cash equivalents approximated fair value based on Level 1 inputs.

4. Contracts in Process

The net asset position for contracts in process consisted of the following:

	June 30,	December 31,
(In thousands)	2015	2014

Costs and estimated earnings on uncompleted contracts	$1,995,598	$1,746,507
Less: Billings to date	1,954,019	1,740,019
	$41,579	$6,488

The net asset position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	June 30,	December 31,
(In thousands)	2015	2014

Costs and estimated earnings in excess of billings on uncompleted contracts	$77,709	$44,609
Billings in excess of costs and estimated earnings on uncompleted contracts	(36,130)	(38,121)
	$41,579	$6,488

5. Income Taxes

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rates for the three and six months ended June 30, 2015 and 2014 was principally due to state income taxes.

The Company had unrecognized tax benefits of approximately $0.8 million and $0.7 million as of June 30, 2015 and December 31, 2014, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense because of the unrecognized tax benefits was not material for the three and six months ended June 30, 2015 and 2014.

The Company is subject to taxation in various jurisdictions. The Company is subject to examination by U.S. federal authorities for the open tax years 2011 through 2014 and by various state authorities for the years 2010 through 2014.

6. Commitments and Contingencies

Letters of Credit

As of June 30, 2015 and December 31, 2014, the Company had irrevocable standby letters of credit outstanding of approximately $19.3 million, including $17.5 million related to the Company’s payment obligation under its insurance programs and approximately $1.8 million related to contract performance obligations.

Leases

The Company leases real estate, construction equipment and office equipment under operating leases with remaining terms ranging from one to six years. As of June 30, 2015, future minimum lease payments for operating leases were as follows: $0.8 million for the remainder of 2015, $1.1 million for 2016, $0.7 million for 2017, $0.5 million for 2018, $0.4 million for 2019 and $0.2 million thereafter.

Purchase Commitments

As of June 30, 2015, the Company had approximately $3.8 million in outstanding commitments to purchase real estate and $2.9 million in outstanding purchase orders for certain construction equipment, with cash outlay requirements scheduled to occur over the next three months.

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

Performance and Payment Bonds

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its surety for any expenses paid out under these bonds. As of June 30, 2015, an aggregate of approximately $942.2 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $133.1 million as of June 30, 2015.

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

With respect to all such lawsuits, claims and proceedings, the Company records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In January 2013, The L. E. Myers Co. (“L. E. Myers”) was joined as a defendant in Northern States Power Company (Wisconsin) v. The City of Ashland, Wisconsin et al., filed in the U.S. District Court for the Western District of Wisconsin. Northern States Power Company alleged that named defendants, including L. E. Myers, contributed to contamination at the Ashland Lakefront Superfund Site in Ashland, Wisconsin. Specifically, the lawsuit alleged that L. E. Myers operated a manufactured gas plant at the site for 6 to 12 years of the plant’s operation during the time frame from 1885 to 1947. In April 2015, L .E. Myers negotiated a settlement of this litigation with Northern States Power Company, funded largely by L. E. Myers’ insurance carriers, with L.E. Myers’ contribution being $230,000.

7. Stock-Based Compensation

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

During the six months ended June 30, 2015, plan participants exercised 227,143 options with a weighted average exercise price of $6.69.

During the six months ended June 30, 2015, the Company granted 74,375 shares of restricted stock, which vest ratably over the next three years, at a weighted average grant date fair value of $30.00. Additionally, 80,385 shares of restricted stock vested during the six months ended June 30, 2015, at a weighted average grant date fair value of $21.87.

During the six months ended June 30 2015, the Company granted 69,978 performance shares, at target, which cliff vest on December 31, 2017. The performance grant was split evenly between performance metrics of return on invested capital (“ROIC”), an internal performance measure, and total shareholder return (“TSR”), a market performance measure.

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

8. Segment Information

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

Commercial and Industrial: The C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems. C&I segment services are generally in the western and northeastern United States.

The information in the following table was derived from internal financial reports used for corporate management purposes:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014

Contract revenues:
T&D	$200,583	$166,381	$389,806	$328,425
C&I	75,905	62,496	130,830	116,090
	$276,488	$228,877	$520,636	$444,515
Income from operations:
T&D	$16,713	$16,782	$33,547	$30,744
C&I	3,925	4,355	6,760	7,722
General Corporate	(7,614)	(8,742)	(15,686)	(15,939)
	$13,024	$12,395	$24,621	$22,527

For the three months and six months ended June 30, 2015, contract revenues attributable to the Company’s Canadian operations were $0.3 million.

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

Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2015	2014	2015	2014

Numerator:
Net income	$8,074	$7,741	$15,246	$14,013
Less: Net income allocated to participating securities	(32)	(54)	(96)	(116)
Net income available to common shareholders	$8,042	$7,687	$15,150	$13,897

Denominator:
Weighted average common shares outstanding	20,760	21,115	20,662	21,108
Weighted average dilutive securities	455	516	473	492
Weighted average common shares outstanding, diluted	21,215	21,631	21,135	21,600

Income per common share, basic	$0.39	$0.36	$0.73	$0.66
Income per common share, diluted	$0.38	$0.36	$0.72	$0.64

For the three and six month periods ended June 30, 2015 and 2014, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities. The following table summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014

Stock options	—	104	2	104
Restricted stock	—	—	4	—
Performance awards	2	85	35	85

Share Repurchases

During the six months ended June 30, 2015, the Company repurchased 119,579 shares of common stock at a weighted-average price of $26.52 per share; 72,706 of those shares were purchased, for approximately $1.8 million, under its stock repurchase program (the “Repurchase Program”), which was scheduled to expire on August 31, 2015. Additionally, the Company repurchased 46,873 shares of stock, for approximately $1.4 million, from its employees to satisfy tax obligations on shares vested under the LTIP program. All of the shares repurchased were retired and returned to authorized but unissued stock.

On July 30, 2015 the Company’s Board of Directors approved an amended Repurchase Program, which increased the program from $25.0 million to $42.5 million, and extended the term of the program through August 31, 2016. With the amendment, the availability to purchase shares under the Repurchase Program increased to $25.0 million.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014, and with our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein under the captions “Cautionary Statement Concerning Forward-Looking Statements and Information” and “Risk Factors,” as well as in the 2014 Annual Report. We assume no obligation to update any of these forward-looking statements.

Overview and Outlook

We are a leading specialty contractor serving the electrical infrastructure market. We manage and report our operations through two industry segments: T&D and C&I. We have operated in the T&D industry since 1891. We are one of the largest national contractors servicing the T&D sector of the electric utility industry, and our customers include many of the leading companies in the electric industry. We provide C&I electrical contracting services to facility owners and general contractors generally in the western and northeastern United States. We have operated in the C&I industry since 1912.

We had consolidated revenues for the six months ended June 30, 2015 of $520.6 million, of which 74.9% was attributable to our T&D customers and 25.1% was attributable to our C&I customers. Our consolidated revenues for the six months ended June 30, 2014 were $444.5 million. For the six months ended June 30, 2015, our net income and EBITDA (1) were $15.2 million and $42.9 million, respectively, compared to $14.0 million and $39.0 million, respectively, for the six months ended June 30, 2014. Our financial results for the six months ended June 30, 2015 benefited from margin adjustments due to performance incentives, change orders and close-outs. It is unlikely that future periods will benefit to a similar extent from such favorable developments.

We expect bidding activity to remain strong in both our T&D and C&I segments for the remainder of 2015. Although competition remains strong, we expect that our central fleet and national workforce will continue to benefit us in securing and executing profitable projects. We continue to bid on many transmission projects: however, the size of the projects we are currently performing are generally smaller and of shorter duration than those experienced a few years ago. These smaller, shorter duration projects often result in lower margins because of greater competition and reduced fleet utilization rates. Although the transmission projects being bid this year represent a good mix of projects including a number of larger, longer duration projects, there is often a significant lag from when a project is awarded to when the revenues and costs are recognized. Several of the recently bid larger, longer-duration projects contain a high percentage of material and subcontractor costs as compared to recent history. Due to competition, we typically add less mark-up to material and subcontractor costs than those applied to our labor and owned equipment. This could lead to lower overall margins depending on our awarded portfolio of work. Our distribution business continues to expand; however, the contract margins and fleet billing rates are generally lower than what we realize in our transmission business. The C&I segment continues to benefit from robust bidding activity and we continue to explore further expansion into new markets. The C&I segment, in part due to intense competition, has not provided overall contract margin opportunities comparable to our T&D segment.

Our future growth may be organic, or through acquisitions or joint ventures that we expect could improve our competitive position within our existing markets or expand our geographic footprint. On April 13, 2015, we acquired substantially all of the assets of E.S. Boulos Company, which will enhance our T&D presence in the northeast U.S. and further expand our C&I presence outside of our existing markets. In the second quarter of 2015 we were awarded our first project in Canada and have commenced work in Manitoba. We continue to review bidding opportunities in Canada and believe the economic environment in Canada could present favorable bidding opportunities in 2015. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. We ended the second quarter of 2015 in a strong financial position, which included cash and cash equivalents of $46.9 million and availability of $155.7 million under our credit facility. We believe that our financial and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility for further strategic investments.

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

Our backlog was $410.7 million at June 30, 2015 compared to $398.4 million at March 31, 2015 and $397.9 million at June 30, 2014. Our backlog at June 30, 2015 increased $12.3 million or 3.1% from March 31, 2015 due primarily to the acquisition of ESB. Backlog in the T&D segment increased $0.1 million and C&I backlog increased $12.2 million compared to March 31, 2015.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at June 30, 2015
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2014

T&D	$275,792	$38,414	$320,435
C&I	134,925	1,078	113,206
Total	$410,717	$39,492	$433,641

Project Bonding Requirements

A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the surety bonds. As of June 30, 2015, we had approximately $942.2 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $133.1 million as of June 30, 2015.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended				Six months ended
	June 30,				June 30,
	2015		2014		2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Contract revenues	$276,488	100.0%	$228,877	100.0%	$520,636	100.0%	$444,515	100.0%
Contract costs	244,752	88.5	198,349	86.7	459,526	88.3	386,907	87.0
Gross profit	31,736	11.5	30,528	13.3	61,110	11.7	57,608	13.0
Selling, general and administrative expenses	18,947	6.9	18,110	7.9	37,539	7.2	34,985	7.9
Amortization of intangible assets	84	—	83	—	167	—	167	—
Gain on sale of property and equipment	(319)	(0.1)	(60)	—	(1,217)	(0.2)	(71)	—
Income from operations	13,024	4.7	12,395	5.4	24,621	4.7	22,527	5.1
Other income (expense)
Interest income	8	—	30	—	15	—	33	—
Interest expense	(187)	(0.1)	(177)	(0.1)	(366)	(0.1)	(355)	(0.1)
Other, net	(31)	—	108	0.1	(89)	—	162	—
Income before provision for income taxes	12,814	4.6	12,356	5.4	24,181	4.6	22,367	5.0
Income tax expense	4,740	1.7	4,615	2.0	8,935	1.7	8,354	1.8
Net income	$8,074	2.9%	$7,741	3.4%	$15,246	2.9%	$14,013	3.2%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues. Revenues increased $47.6 million, or 20.8%, to $276.5 million for the three months ended June 30, 2015 from $228.9 million for the three months ended June 30, 2014. The increase was primarily due to higher T&D revenues from jobs of all sizes and the acquisition of ESB. Material and subcontractor costs comprised approximately 33% and 31% of total contract costs in the three months ended June 30, 2015 and 2014, respectively.

Gross profit. Gross profit increased $1.2 million, or 4.0%, to $31.7 million for the three months ended June 30, 2015 from $30.5 million for the three months ended June 30, 2014, primarily due to higher revenues and contract performance incentives.

Gross margin. Gross margin decreased to 11.5% for the three months ended June 30, 2015 from 13.3% for the three months ended June 30, 2014, primarily due to the year-over-year change in estimates of gross profit on certain T&D projects. For the three months ended June 30, 2015, contract performance incentives provided a gross margin benefit of approximately 1.0%. For the three months ended June 30, 2014, cost efficiencies, additional work and effective contract management resulted in improved contract margins on several transmission projects, and provided a gross margin benefit of approximately 1.9%. The remainder of the variance was primarily due to several underperforming projects in the three months ended June 30, 2015.

Selling, general and administrative expenses. Selling, general and administrative expenses, which were $18.9 million for the three months ended June 30, 2015, increased $0.8 million from $18.1 million for the three months ended June 30, 2014. The increase in selling, general and administrative expenses for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily due to higher personnel costs to support operations and ESB acquisition costs. As a percentage of revenues, selling, general and administrative expenses decreased to 6.9% for the three months ended June 30, 2015 from 7.9% for the three months ended June 30, 2014.

Gain on sale of property and equipment. Gains from the sale of property and equipment in the three months ended June 30, 2015 were $0.3 million compared to $0.1 million in the three months ended June 30, 2014. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $0.2 million for the three month periods ended June 30, 2015 and 2014.

Provision for income taxes. The provision for income taxes was $4.7 million for the three months ended June 30, 2015, with an effective tax rate of 37.0%, compared to a provision of $4.6 million for the three months ended June 30, 2014, with an effective tax rate of 37.4%. The decrease in the effective rate was primarily caused by lower state taxes due to changes in the mix of business between states.

Net income. Net income increased to $8.1 million for the three months ended June 30, 2015 from $7.7 million for the three months ended June 30, 2014. The increase was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended June 30,
	2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$200,583	72.5%	$166,381	72.7%
Commercial & Industrial	75,905	27.5	62,496	27.3
Total	$276,488	100.0	$228,877	100.0
Operating income (loss):
Transmission & Distribution	$16,713	8.3	$16,782	10.1
Commercial & Industrial	3,925	5.2	4,355	7.0
Total	20,638	7.5	21,137	9.2
Corporate	(7,614)	(2.8)	(8,742)	(3.8)
Consolidated	$13,024	4.7%	$12,395	5.4%

Transmission & Distribution

Revenues for our T&D segment for the three months ended June 30, 2015 were $200.6 million compared to $166.4 million for the three months ended June 30, 2014, an increase of $34.2 million, or 20.6%. The increase in revenue was primarily due to an increase in the number of jobs of all sizes. Material and subcontractor costs in our T&D segment comprised approximately 27% of total contract costs in the three months ended June 30, 2015, compared to approximately 25% in the three months ended June 30, 2014.

Revenues from transmission projects represented 75.0% and 79.8% of T&D segment revenue for the three months ended June 30, 2015 and 2014, respectively. Additionally, for the three months ended June 30, 2015, measured by revenue in our T&D segment, we provided 48.5% of our T&D services under fixed-price contracts, as compared to 56.4% for the three months ended June 30, 2014.

Operating income for our T&D segment for the three months ended June 30, 2015 was $16.7 million, a decrease of $0.1 million from the three months ended June 30, 2014. Operating income decreased for our T&D segment for the three months ended June 30, 2015 compared to 2014 as higher revenues were offset by lower gross margin on several large jobs compared to the three months ended June 30, 2014. As a percentage of revenues, operating income for our T&D segment was 8.3% for the three months ended June 30, 2015 compared to 10.1% for the three months ended June 30, 2014.

Commercial & Industrial

Revenues for our C&I segment for the three months ended June 30, 2015 were $75.9 million compared to $62.5 million for the three months ended June 30, 2014, an increase of $13.4 million or 21.5%, due primarily to the acquisition of ESB. Material and subcontractor costs in our C&I segment comprised approximately 47% of total contract costs in both the three month periods ended June 30, 2015 and 2014.

Measured by revenue in our C&I segment, we provided 73.2% of our services under fixed-price contracts for the three months ended June 30, 2015, compared to 31.6% in the three months ended June 30, 2014.

Operating income for our C&I segment for the three months ended June 30, 2015 was $3.9 million, a decrease of $0.5 million over the three months ended June 30, 2014. The decline in operating income compared to the three months ended June 30, 2014 was attributable to lower gross margin compared to the three months ended June 30, 2014. As a percentage of revenues, operating income for our C&I segment was 5.2% for the three months ended June 30, 2015 compared to 7.0% for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues. Revenues increased $76.1 million, or 17.1%, to $520.6 million for the six months ended June 30, 2015 from $444.5 million for the six months ended June 30, 2014. The increase was primarily due to higher T&D revenues from jobs of all sizes and the acquisition of ESB. Material and subcontractor costs comprised approximately 30% and 29% of total contract costs in the six months ended June 30, 2015 and 2014, respectively.

Gross profit. Gross profit increased $3.5 million, or 6.1%, to $61.1 million for the six months ended June 30, 2015 from $57.6 million for the six months ended June 30, 2014, due primarily to higher revenues.

Gross margin. Gross margin decreased to 11.7% for the six months ended June 30, 2015 from 13.0% for the six months ended June 30, 2014, primarily due to the year-over-year change in estimates of gross profit on certain projects. For the six months ended June 30, 2015, contract performance incentives, cost efficiencies, additional work and effective contract management resulted in improved contract margins on several projects, primarily transmission projects, and provided a gross margin benefit of 1.1%. For the six months ended June 30, 2014, cost efficiencies, additional work and effective contract management resulted in improved contract margins on several transmission projects, and provided a gross margin benefit of 2.2%.

Selling, general and administrative expenses. Selling, general and administrative expenses, which were $37.5 million for the six months ended June 30, 2015, increased $2.5 million from $35.0 million for the six months ended June 30, 2014. The increase in selling, general and administrative expenses for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to higher personnel costs to support operations, ESB acquisition costs and higher stock compensation costs. As a percentage of revenues, selling, general and administrative expenses decreased to 7.2% for the six months ended June 30, 2015 from 7.9% for the six months ended June 30, 2014.

Gain on sale of property and equipment. Gains from the sale of property and equipment in the six months ended June 30, 2015 were $1.2 million compared to $0.1 million in the six months ended June 30, 2014. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $0.4 million for the six month periods ended June 30, 2015 and 2014.

Provision for income taxes. The provision for income taxes was $8.9 million for the six months ended June 30, 2015, with an effective tax rate of 37.0%, compared to a provision of $8.4 million for the six months ended June 30, 2014, with an effective tax rate of 37.3%. The decrease in the effective rate was primarily caused by lower state taxes due to changes in the mix of business between states.

Net income. Net income increased to $15.2 million for the six months ended June 30, 2015 from $14.0 million for the six months ended June 30, 2014. The increase was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Six months ended June 30,
	2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$389,806	74.9%	328,425	73.9%
Commercial & Industrial	130,830	25.1	116,090	26.1
Total	$520,636	100.0	$444,515	100.0
Operating income (loss):
Transmission & Distribution	$33,547	8.6	$30,744	9.4
Commercial & Industrial	6,760	5.2	7,722	6.7
Total	40,307	7.7	38,466	8.7
Corporate	(15,686)	(3.0)	(15,939)	(3.6)
Consolidated	$24,621	4.7%	$22,527	5.1%

Transmission & Distribution

Revenues for our T&D segment for the six months ended June 30, 2015 were $389.8 million compared to $328.4 million for the six months ended June 30, 2014, an increase of $61.4 million, or 18.7%. The increase in revenue was primarily due to an increase in the number of jobs of all sizes. Material and subcontractor costs in our T&D segment comprised approximately 25% of total contract costs in the six months ended June 30, 2015, compared to approximately 22% in the six months ended June 30, 2014.

Revenues from transmission projects represented 76.5% and 81.3% of T&D segment revenue for the six months ended June 30, 2015 and 2014, respectively. Additionally, for the six months ended June 30, 2015, measured by revenue in our T&D segment, we provided 48.8% of our T&D services under fixed-price contracts, as compared to 52.9% for the six months ended June 30, 2014.

Operating income for our T&D segment for the six months ended June 30, 2015 was $33.5 million, an increase of $2.8 million from the six months ended June 30, 2014. Operating income increased for our T&D segment for the six months ended June 30, 2015 compared to 2014 primarily due to the increase in revenue, which was partially offset by lower margins on several large projects compared to the prior period. As a percentage of revenues, operating income for our T&D segment was 8.6% for the six months ended June 30, 2015 compared to 9.4% for the six months ended June 30, 2014.

Commercial & Industrial

Revenues for our C&I segment for the six months ended June 30, 2015 were $130.8 million compared to $116.1 million for the six months ended June 30, 2014, an increase of $14.7 million or 12.7%, due primarily to the acquisition of ESB. Material and subcontractor costs in our C&I segment comprised approximately 44% of total contract costs in the six months ended June 30, 2015, compared to approximately 47% in the six months ended June 30, 2014.

Measured by revenue in our C&I segment, we provided 70.9% of our services under fixed-price contracts for the six months ended June 30, 2015, compared to 36.8% in the six months ended June 30, 2014.

Operating income for our C&I segment for the six months ended June 30, 2015 was $6.8 million, a decrease of $0.9 million over the six months ended June 30, 2014. The decline in operating income compared to the six months ended June 30, 2014 was attributable to increased costs on one large project. As a percentage of revenues, operating income for our C&I segment was 5.2% for the six months ended June 30, 2015 compared to 6.7% for the six months ended June 30, 2014.

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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014

Net Income	$8,074	$7,741	$15,246	$14,013
Add:
Interest expense, net	179	147	351	322
Income tax expense	4,740	4,615	8,935	8,354
Depreciation & amortization	9,355	8,236	18,319	16,270
EBITDA	$22,348	$20,739	$42,851	$38,959

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

The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014

Provided By Operating Activities:
EBITDA	$22,348	$20,739	$42,851	$38,959
Add/(subtract):
Interest expense, net	(179)	(147)	(351)	(322)
Provision for income taxes	(4,740)	(4,615)	(8,935)	(8,354)
Depreciation & amortization	(9,355)	(8,236)	(18,319)	(16,270)
Adjustments to reconcile net income to net cash flows provided by operating activities	10,659	9,511	19,806	18,402
Changes in operating assets and liabilities	(11,074)	(3,988)	(26,023)	(28,118)
Net cash flows provided by operating activities	$7,659	$13,264	$9,029	$4,297

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $46.9 million and working capital of $140.6 million. We define working capital as current assets less current liabilities. During the six months ended June 30, 2015, consolidated operating activities of our business provided net cash of $9.0 million, compared to $4.3 million of cash provided in the six months ended June 30, 2014. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The year-over-year change in cash provided by operating activities was largely due to changes in various working capital accounts reflecting normal timing fluctuations in our operating activities. In particular, the gross amount of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts used cash of $21.5 million in the six months ended June 30, 2015, compared to using cash of $25.8 million in the same period of 2014.

In the six months ended June 30, 2015, we used net cash in investing activities of $39.8 million, consisting of $29.7 million for capital expenditures and $11.4 million to acquire ESB, partially offset by $1.3 million of proceeds from the sale of equipment. In the first six months of 2015, $3.2 million of cash was used to purchase shares of our common stock, which was partially offset by proceeds from stock options and tax benefits related to our stock compensation programs. The $3.2 million of cash used to purchase shares of our common stock consisted of $1.8 million purchased under our Repurchase Program and $1.4 million to purchase shares surrendered by employees to satisfy employee tax obligations under our stock compensation program. On July 30, 2015 our Board of Directors approved an amended Repurchase Program, which increased the program from $25.0 million to $42.5 million and extended the term of the program through August 31, 2016. With the amendment, the availability to purchase shares under the Repurchase Program increased to $25.0 million.

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

Debt Instruments

On December 21, 2011, we entered into a five-year syndicated Credit Agreement with a facility of $175.0 million (the “Facility”). The entire Facility is available for revolving loans and the issuance of letters of credit and up to $25.0 million is available for swingline loans. We have the option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $75.0 million upon receipt of additional commitments from new or existing lenders.

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

Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum Leverage Ratio of 3.0, and a minimum interest coverage ratio of 3.0, defined under the Credit Agreement as Consolidated EBITDA divided by interest expense. We were in compliance with all of our debt covenants at June 30, 2015. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

As of June 30, 2015 and December 31, 2014, we had no debt outstanding. As of June 30, 2015 and December 31, 2014, we had irrevocable standby letters of credit outstanding of approximately $19.3 million, including $17.5 million related to our payment obligation under our insurance programs and approximately $1.8 million related to contract performance obligations.

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

For a discussion regarding off-balance sheet transactions, refer to Note 6, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements.

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of June 30, 2015, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 11.0% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of June 30, 2014, two customers individually exceeded 10.0% of consolidated accounts receivable with approximately 16.5% and 13.1% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2015, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the six months ended June 30, 2015 and 2014, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

As of June 30, 2015, we had no borrowings outstanding under the Facility. Borrowings under the Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If we had borrowings outstanding under the Facility and if the prime rate, federal funds rate or LIBOR increased, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For further discussion regarding legal proceedings, please refer to Note 6, “Commitments and Contingencies—Litigation and Other Legal Matters” in the accompanying Notes to Consolidated Financial Statements.

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

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

April 1, 2015 - April, 30 2015	—	$—	—	$7,549,850
May 1, 2015 - May, 31 2015	966	$29.71	—	$7,549,850
June 1, 2015 - June, 30 2015	—	$—	—	$7,549,850
Total	966	$29.71	—

(1)	This column includes all repurchases of common stock, including stock repurchased under announced repurchase programs and stock repurchased outside such programs. The Company repurchased 966 shares of its common stock to satisfy tax obligations on the vesting of restricted stock and performance shares under the 2007 Long-Term Incentive Plan (as amended).

(2)	On August 1, 2012, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock, and the Company subsequently established a Rule 10b5-1 plan to facilitate this repurchase. The share repurchase program was authorized through August 9, 2013. In May 2013, the Company’s Board of Directors approved an extension of the program through August 9, 2014 and increased the size of the program to $22.5 million. In May 2014, the Company’s Board of Directors approved an extension of the program through August 31, 2015 and increased the size of the program to $25.0 million. In July 2015, the Company’s Board of Directors approved an amendment of the program, which increased the size of the program to $42.5 million and extended the term through August 31, 2016. The Company has purchased 723,964 shares under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description
10.1	Form of Independent Director Phantom Stock and Dividend Equivalents Award under the 2007 Long-Term Incentive Plan+†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Filed herewith
+	Indicates management contract or compensatory plan or arrangement.
*	Electronically filed
24

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC.
(Registrant)

August 5, 2015	/s/ PAUL J. EVANS
Vice President, Chief Financial Officer and Treasurer

