Form 10-Q
period 2015-09-30
MYR GROUP INC.
filed 2015-11-04
CIK 700923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 23, 2015, there were 20,616,702 outstanding shares of the registrant’s $0.01 par value common stock.

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

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share and per share data)	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,429	$77,636
Accounts receivable, net of allowances of $386 and $1,179, respectively	193,065	158,101
Costs and estimated earnings in excess of billings on uncompleted contracts	78,030	44,609
Deferred income tax assets	12,091	11,905
Receivable for insurance claims in excess of deductibles	11,391	12,311
Refundable income taxes	4,295	2,059
Other current assets	5,850	6,880
Total current assets	335,151	313,501
Property and equipment, net of accumulated depreciation of $173,276 and $147,956, respectively	164,894	148,654
Goodwill	48,667	46,599
Intangible assets, net of accumulated amortization of $3,478 and $3,227, respectively	9,614	9,865
Other assets	1,380	1,467
Total assets	$559,706	$520,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82,486	$62,247
Billings in excess of costs and estimated earnings on uncompleted contracts	45,690	38,121
Accrued self insurance	35,861	39,480
Other current liabilities	28,627	31,740
Total current liabilities	192,664	171,588
Deferred income tax liabilities	24,729	24,729
Other liabilities	1,059	1,216
Total liabilities	218,452	197,533
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 20,804,768 and 20,791,623 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	206	206
Additional paid-in capital	167,153	151,124
Accumulated other comprehensive income	82	—
Retained earnings	173,813	171,223
Total stockholders’ equity	341,254	322,553
Total liabilities and stockholders’ equity	$559,706	$520,086

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2015	2014	2015	2014

Contract revenues	$269,861	$248,473	$790,497	$692,988
Contract costs	241,241	215,749	700,767	602,656
Gross profit	28,620	32,724	89,730	90,332
Selling, general and administrative expenses	18,974	19,282	56,513	54,267
Amortization of intangible assets	84	83	251	250
Gain on sale of property and equipment	(357)	(48)	(1,574)	(119)
Income from operations	9,919	13,407	34,540	35,934
Other income (expense)
Interest income	8	57	23	90
Interest expense	(180)	(179)	(546)	(534)
Other, net	438	2	349	164
Income before provision for income taxes	10,185	13,287	34,366	35,654
Income tax expense	4,010	4,883	12,945	13,237
Net income	$6,175	$8,404	$21,421	$22,417
Income per common share:
—Basic	$0.30	$0.40	$1.03	$1.06
—Diluted	$0.29	$0.39	$1.01	$1.03
Weighted average number of common shares and potential common shares outstanding:
—Basic	20,788	20,988	20,662	21,040
—Diluted	21,214	21,521	21,113	21,536

Net income	$6,175	$8,404	$21,421	$22,417
Other comprehensive income:
Foreign currency translation adjustment	50	—	69	—
Other comprehensive income	50	—	69	—
Total comprehensive income	$6,225	$8,404	$21,490	$22,417

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(In thousands)	2015	2014

Cash flows from operating activities:
Net income	$21,421	$22,417
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation and amortization of property and equipment	27,767	24,551
Amortization of intangible assets	251	250
Stock-based compensation expense	3,843	3,271
Deferred income taxes	(186)	1,407
Gain on sale of property and equipment	(1,574)	(119)
Other non-cash items	175	95
Changes in operating assets and liabilities
Accounts receivable, net	(24,301)	13,062
Costs and estimated earnings in excess of billings on uncompleted contracts	(31,319)	(20,859)
Receivable for insurance claims in excess of deductibles	920	(484)
Other assets	(1,234)	2,439
Accounts payable	17,014	(11,162)
Billings in excess of costs and estimated earnings on uncompleted contracts	6,079	(4,484)
Accrued self insurance	(3,387)	308
Other liabilities	(4,774)	2,932
Net cash flows provided by operating activities	10,695	33,624
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,980	230
Cash paid for acquired business	(11,374)	—
Purchases of property and equipment	(42,795)	(35,992)
Net cash flows used in investing activities	(52,189)	(35,762)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,823	450
Excess tax benefit from stock-based awards	1,676	390
Repurchase of common shares	(9,240)	(10,585)
Other financing activities	28	38
Net cash flows used in financing activities	(5,713)	(9,707)
Net decrease in cash and cash equivalents	(47,207)	(11,845)
Cash and cash equivalents:
Beginning of period	77,636	76,454
End of period	$30,429	$64,609

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

Foreign Currency

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on foreign currency denominated balances, are recorded in the other, net line on the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. The most significant estimates are related to the completion percentages on our contracts, insurance reserves, estimates surrounding stock-based compensation, the recoverability of goodwill and intangibles and accounts receivable reserves.

The percentage of completion method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. The estimates are reviewed and revised quarterly, as needed. During the three months ended September 30, 2015, changes in estimates pertaining to certain projects resulted in decreased consolidated gross margin of 0.5%. The Company’s income from operations for the three months ended September 30, 2015 decreased $1.3 million due to the changes in estimated gross profit. These changes in estimates resulted in decreases of $0.8 million in net income or $0.04 in diluted earnings per common share during the three months ended September 30, 2015. During the nine months ended September 30, 2015, changes in estimates pertaining to certain projects, the majority of which were transmission projects, resulted in increased consolidated gross margin of 0.5%. The Company’s income from operations for the nine months ended September 30, 2015 increased $3.5 million due to the changes in estimated gross profit. These changes in estimates resulted in increases of $2.2 million in net income or $0.10 in diluted earnings per common share during the nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, changes in estimates pertaining to certain transmission projects, resulted in increased consolidated gross margin of 1.0% and 1.7%, respectively. The Company’s income from operations for the three and nine months ended September 30, 2014 increased $2.4 million and $11.7 million, respectively, due to the changes in estimated gross profit. These changes in estimates resulted in increases of $1.5 million and $7.3 million, respectively, in net income or $0.07 and $0.34, respectively, in diluted earnings per common share during the three and nine months ended September 30, 2014.

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

Recently Issued Accounting Pronouncements

In September, 2015, the FASB issued ASU 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 simplify the accounting for adjustments to provisional amounts by eliminating the requirements to record those adjustments retrospectively. The update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been issued. The Company elected to adopt ASU 2015-16 in September, 2015, which did not have a significant impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments under this pronouncement may change how an entity recognizes revenue from contracts it enters to transfer goods, services or nonfinancial assets to its customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with the customer; Step 2: Identify the performance obligations in the contract; Step 3: Determine the transaction price; Step 4: Allocate the transaction price to the performance obligations in the contract; Step 5: Recognize revenue when, or as, the entity satisfies the performance obligations. In addition, the amendments require expanded disclosure to enable the users of the financial statements to understand the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. The update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2016. On August 16, 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date, permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is evaluating the impact of this pronouncement on its policies and procedures pertaining to recognition of revenue from contracts with customers, the pronouncement’s expanded disclosure requirements and the impact on the Company’s financial statements.

2. Acquisitions

On April 13, 2015, the Company acquired substantially all of the assets of E.S. Boulos Company (“ESB”), one of New England’s largest and most experienced electrical contractors with over 95 years in operation, from a subsidiary of Eversource Energy. The total consideration paid was approximately $11.4 million, subject to working capital adjustments, which was funded through existing cash resources of the Company. Headquartered in Westbrook, Maine, ESB offers construction capabilities under the Company’s T&D segment, including substation, transmission and distribution construction. ESB also provides commercial and industrial electrical construction under the Company’s C&I segment, including a wide range of commercial electrical construction services.

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

The following table summarizes the provisional fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

	(as of acquisition date) April 13, 2015	Measurement Period Adjustments	(adjusted acquisition amounts as of) September 30, 2015

Total consideration	$11,374	$—	$11,374

Accounts receivable	$10,662	$—	$10,662
Costs and estimated earnings in excess of billings on uncompleted contracts	2,102	—	2,102
Other current assets	59	—	59
Property and equipment	1,778	252	2,030
Intangible assets		—	—
Accounts payable	(3,621)	—	(3,621)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,490)	—	(1,490)
Other current liabilities	(437)	—	(437)
Net identifiable assets	9,053	252	9,305
Goodwill	$2,321	$(252)	$2,069

Further adjustments are expected to the allocation as third party valuations of identifiable intangible assets, including trade names, customer relationships, and backlog are finalized, and as working capital adjustments are finalized. The goodwill to be recognized, which represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed, is primarily attributable to the value of an assembled workforce. All of the goodwill and identifiable intangible assets are expected to be tax deductible per applicable IRS regulations.

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

As of September 30, 2015 and December 31, 2014, the carrying value of the Company’s cash and cash equivalents approximated fair value based on Level 1 inputs.

4. Contracts in Process

The net asset position for contracts in process consisted of the following:

	September 30,	December 31,
(In thousands)	2015	2014

Costs and estimated earnings on uncompleted contracts	$2,065,572	$1,746,507
Less: Billings to date	2,033,232	1,740,019
	$32,340	$6,488

The net asset position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	September 30,	December 31,
(In thousands)	2015	2014

Costs and estimated earnings in excess of billings on uncompleted contracts	$78,030	$44,609
Billings in excess of costs and estimated earnings on uncompleted contracts	(45,690)	(38,121)
	$32,340	$6,488

5. Income Taxes

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rates for the three and nine months ended September 30, 2015 and 2014 was principally due to state income taxes.

The Company had unrecognized tax benefits of approximately $0.7 million as of September 30, 2015 and December 31, 2014, which were included in other liabilities in the accompanying consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense because of the unrecognized tax benefits was not material for the three and nine months ended September 30, 2015 and 2014.

The Company is subject to taxation in various jurisdictions. The Company’s tax returns for 2012 through 2014 are currently under examination by U.S. federal authorities. The company’s tax returns are subject to examination by various state authorities for the years 2011 through 2014.

6. Commitments and Contingencies

Letters of Credit

As of September 30, 2015 and December 31, 2014, the Company had irrevocable standby letters of credit outstanding of approximately $19.3 million, including $17.5 million related to the Company’s payment obligation under its insurance programs and approximately $1.8 million related to contract performance obligations.

Leases

The Company leases real estate, construction equipment and office equipment under operating leases with remaining terms ranging from one to six years. As of September 30, 2015, future minimum lease payments for operating leases were as follows: $0.4 million for the remainder of 2015, $1.2 million for 2016, $0.7 million for 2017, $0.6 million for 2018, $0.4 million for 2019 and $0.2 million thereafter.

Purchase Commitments

As of September 30, 2015, the Company had approximately $1.2 million in outstanding purchase orders for certain construction equipment, with cash outlay requirements scheduled to occur over the next three months.

Insurance and Claims Accruals

The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. The deductible per occurrence for each line of coverage is up to $1.0 million, except for certain of the Company’s health benefit plans, which are subject to a $0.1 million deductible for qualified individuals. Losses up to the deductible amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the deductible is included in current assets in the consolidated balance sheets.

Performance and Payment Bonds

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its surety for any expenses paid out under these bonds. As of September 30, 2015, an aggregate of approximately $969.9 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $110.0 million as of September 30, 2015.

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

Multi-employer Pension Plans

Many of the Company’s subsidiaries’ craft labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from any of the multi-employer pension plans or if the plans were to otherwise become underfunded, the subsidiary could be assessed liabilities for additional contributions related to the underfunding of these plans. Although the Company has been informed that some of the multi-employer pension plans to which its subsidiaries contribute have been classified as “critical” status, the Company is not currently aware of any significant liabilities related to this issue.

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

During the nine months ended September 30, 2015, plan participants exercised 248,919 options with a weighted average exercise price of $7.32.

During the nine months ended September 30, 2015, the Company granted 74,375 shares of restricted stock, which vest ratably over three years, at a weighted average grant date fair value of $30.00. Additionally, 82,959 shares of restricted stock vested during the nine months ended September 30, 2015, at a weighted average grant date fair value of $21.80.

During the nine months ended September 30, 2015, the Company granted 3,804 shares of phantom stock units to its Canadian directors, at a weighted average grant date fair value of $29.57. The phantom stock units will be settled in stock and will vest ratably over three years.

During the nine months ended September 30 2015, the Company granted 69,978 performance shares, at target, which cliff vest on December 31, 2017. The grant of performance shares was split evenly between performance metrics of return on invested capital (“ROIC”), an internal performance measure, and total shareholder return (“TSR”), a market performance measure.

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

The information in the following table was derived from internal financial reports used for corporate management purposes:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014

Contract revenues:
T&D	$203,864	$179,960	$593,670	$508,385
C&I	65,997	68,513	196,827	184,603
	$269,861	$248,473	$790,497	$692,988
Income from operations:
T&D	$13,929	$16,892	$47,476	$47,636
C&I	2,780	5,427	9,540	13,149
General Corporate	(6,790)	(8,912)	(22,476)	(24,851)
	$9,919	$13,407	$34,540	$35,934

For the three months and nine months ended September 30, 2015, contract revenues attributable to the Company’s Canadian operations were $0.3 million and $0.6 million, respectively.

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

Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2015	2014	2015	2014

Numerator:
Net income	$6,175	$8,404	$21,421	$22,417
Less: Net income allocated to participating securities	(25)	(58)	(103)	(176)
Net income available to common shareholders	$6,150	$8,346	$21,318	$22,241

Denominator:
Weighted average common shares outstanding	20,788	20,988	20,662	21,040
Weighted average dilutive securities	426	533	451	496
Weighted average common shares outstanding, diluted	21,214	21,521	21,113	21,536

Income per common share, basic	$0.30	$0.40	$1.03	$1.06
Income per common share, diluted	$0.29	$0.39	$1.01	$1.03

For the three and nine month periods ended September 30, 2015 and 2014, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities. The following table summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014

Stock options	4	103	2	104
Performance awards	35	—	35	84

Share Repurchases

During the nine months ended September 30, 2015, the Company repurchased 374,963 shares of its common stock at a weighted-average price of $26.88 per share; 327,232 of those shares were purchased under its stock repurchase program (the “Repurchase Program”), for approximately $8.7 million, $7.8 million of which had settled as of September 30, 2015. Additionally, the Company repurchased 47,731 shares of stock, for approximately $1.4 million, from its employees to satisfy tax obligations on shares vested under the LTIP program. All of the shares repurchased were retired and returned to authorized but unissued stock.

On July 30, 2015, the Company’s Board of Directors approved an amended Repurchase Program, which increased the program from $25.0 million to $42.5 million, and extended the term of the program through August 31, 2016. With the amendment, the remaining availability to purchase shares under the Repurchase Program increased to $25.0 million, of which $18.1 million was available for repurchase as of September 30, 2015.

10. Subsequent Event

On October 19, 2015, the Company announced the appointment of Betty R. Johnson as the Company’s Senior Vice President, Chief Financial Officer and Treasurer, effective as of that date. Ms. Johnson replaces Paul J. Evans, who previously served in the role of Vice President, Chief Financial Officer and Treasurer. The Company determined that this transition should be treated as a subsequent event, with the financial impact recorded in the fourth quarter of 2015. Pursuant to the terms of Mr. Evans’ employment agreement, he is entitled to salary and benefits through his date of termination, two times his annual salary, two times his annual bonus at target, and Company funded benefit continuation coverage for himself and eligible dependents for two years. Under the circumstances of Mr. Evans’ departure, Mr. Evans’ equity grant agreements provide for accelerated vesting of his unvested stock options and restricted stock awards. As a result, the Company will record approximately $1.3 million of incremental expense in the fourth quarter of 2015. Additionally, Mr. Evans will be entitled to a pro-rated payout of unvested performance shares after the performance period ends. Future expense pertaining to the pro-rated payout will be adjusted quarterly based on forecasted performance.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014, and with our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein under the captions “Cautionary Statement Concerning Forward-Looking Statements and Information” and “Risk Factors,” as well as in the 2014 Annual Report. We assume no obligation to update any of these forward-looking statements.

Overview and Outlook

We are a leading specialty contractor serving the electrical infrastructure market throughout the United States. We also have operations in parts of Canada. We manage and report our operations through two industry segments: T&D and C&I. We have operated in the T&D industry since 1891. We are one of the largest contractors servicing the T&D sector of the electric utility industry in the United States, and our customers include many of the leading companies in the electric industry. We provide C&I electrical contracting services to facility owners and general contractors generally in the western and northeastern United States. We have operated in the C&I industry since 1912. We strive to maintain our status as a preferred provider to our T&D and C&I customers.

We had consolidated revenues for the nine months ended September 30, 2015 of $790.5 million, of which 75.1% was attributable to our T&D customers and 24.9% was attributable to our C&I customers. Our consolidated revenues for nine months ended September 30, 2014 were $693.0 million. For the nine months ended September 30, 2015, our net income and EBITDA (1) were $21.4 million and $62.9 million, respectively, compared to $22.4 million and $60.9 million, respectively, for the nine months ended September 30, 2014. Our financial results for the nine months ended September 30, 2015 benefited from margin adjustments due to performance incentives, change orders and close-outs. It is unlikely that future periods will benefit to a similar extent from such favorable developments.

We expect bidding activity to remain strong in both our T&D and C&I segments for the remainder of 2015 and 2016. Although competition remains strong in our T&D segment, we expect that our centralized fleet and skilled workforce will continue to benefit us in securing and executing profitable projects. The sizes of the T&D projects we are currently performing are generally smaller and of shorter duration than those experienced a few years ago. These smaller, shorter duration projects often result in lower margins because of greater competition, reduced fleet utilization rates and the cost of transitioning from project to project. While the transmission projects being bid on this year represent a good mix of projects, including a number of larger, longer duration projects, there is often a significant lag from when a project is awarded to when the revenues and costs are recognized. Several of the recently bid larger, longer-duration projects contain a higher percentage of material and subcontractor costs when compared to recent history and we typically add less mark-up to material and subcontractor costs in our bid estimates than the mark-up applied to our labor and owned equipment. This could lead to lower overall margins depending on our awarded portfolio of work. Additionally, competition, project execution, adverse weather and project delays, among other factors, have impacted our margins in the past and could affect our margins in the future. Spending by clients on their distribution systems appears to be generally improving; however, this business can be highly variable from quarter to quarter in response to weather, client budget constraints and regulatory pressures. Contract margins and fleet billing rates are generally lower in our distribution business than what we realize in our transmission business. The C&I segment continues to benefit from robust bidding activity and we continue to explore further expansion into new markets. The C&I segment, in part due to intense competition, has not provided overall contract margin opportunities comparable to our T&D segment.

Our future growth may be organic, or through acquisitions or joint ventures that could improve our competitive position within our existing markets, expand our customer base or expand our geographic footprint. On April 13, 2015, we acquired substantially all of the assets of ESB Company, which we expect will enhance our T&D presence in the northeast United States and further expand our C&I presence outside of our existing markets. In the second quarter of 2015, we were awarded our first project in Canada and have commenced work in Manitoba. We continue to review bidding opportunities in Canada and believe the economic environment in Canada could present favorable bidding opportunities for the remainder of 2015 and 2016. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. We ended the third quarter of 2015 with cash and cash equivalents of $30.4 million, no outstanding debt and availability of $155.7 million under our credit facility. We believe that our financial position and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility for further strategic investments.

(1)	EBITDA is a non-GAAP measure. Refer to “Non-GAAP Measure—EBITDA” for a discussion of this measure.

Backlog

We define backlog as our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts. A customer’s intention to award us work under a fixed-price contract is not included in backlog unless there is an actual award to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of master service agreements that typically have a one-year to three-year duration from execution. Backlog may not accurately represent the revenues that we expect to realize during any particular period. Several factors such as the timing of contract awards, the type and duration of contracts, and the mix of subcontractor and material costs in our projects can impact our backlog at any point in time. Some of our revenue does not appear in our periodic backlog reporting because the award of the project, as well as the execution of the work, may all take place within the period. Our backlog only includes projects that have a signed contract or an agreed upon work order to perform work on mutually accepted terms and conditions. Backlog should not be relied upon as a stand-alone indicator of future events.

Our backlog was $425.1 million at September 30, 2015 compared to $410.7 million at June 30, 2015 and $409.0 million at September 30, 2014. Our backlog at September 30, 2015 increased $14.4 million or 3.5% from June 30, 2015. Backlog in the T&D segment increased $19.8 million and C&I backlog decreased $5.4 million compared to June 30, 2015.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at September 30, 2015
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2014

T&D	$295,626	$23,149	$320,435
C&I	129,503	3,447	113,206
Total	$425,129	$26,596	$433,641

Project Bonding Requirements

A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the surety bonds. As of September 30, 2015, we had approximately $969.9 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $110.0 million as of September 30, 2015.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended				Nine months ended
	September 30,				September 30,
	2015		2014		2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Contract revenues	$269,861	100.0%	$248,473	100.0%	$790,497	100.0%	$692,988	100.0%
Contract costs	241,241	89.4	215,749	86.8	700,767	88.6	602,656	87.0
Gross profit	28,620	10.6	32,724	13.2	89,730	11.4	90,332	13.0
Selling, general and administrative expenses	18,974	7.0	19,282	7.8	56,513	7.2	54,267	7.8
Amortization of intangible assets	84	—	83	—	251	—	250	—
Gain on sale of property and equipment	(357)	(0.1)	(48)	—	(1,574)	(0.2)	(119)	—
Income from operations	9,919	3.7	13,407	5.4	34,540	4.4	35,934	5.2
Other income (expense)
Interest income	8	—	57	—	23	—	90	—
Interest expense	(180)	(0.1)	(179)	(0.1)	(546)	(0.1)	(534)	(0.1)
Other, net	438	0.2	2	—	349	—	164	—
Income before provision for income taxes	10,185	3.8	13,287	5.3	34,366	4.3	35,654	5.1
Income tax expense	4,010	1.5	4,883	1.9	12,945	1.6	13,237	1.9
Net income	$6,175	2.3%	$8,404	3.4%	$21,421	2.7%	$22,417	3.2%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues. Revenues increased $21.4 million, or 8.6%, to $269.9 million for the three months ended September 30, 2015 from $248.5 million for the three months ended September 30, 2014. The increase was primarily due to higher T&D revenues from jobs of all sizes and the acquisition of ESB. Material and subcontractor costs comprised approximately 31% and 36% of total contract costs in the three months ended September 30, 2015 and 2014, respectively.

Gross margin. Gross margin decreased to 10.6% for the three months ended September 30, 2015 from 13.2% for the three months ended September 30, 2014. The year-over-year decline in gross margin was primarily due to lower bid margins caused by increased competition in many of our markets, an increase in shorter duration jobs (which affects fleet utilization, labor productivity and mobilization and demobilization costs) and certain underperforming jobs. Underperforming jobs include labor productivity below previous estimates as a result of excessive labor turnover and rework on certain jobs. Changes in estimates of gross profit on certain projects resulted in a gross margin decrease of 0.5% and an increase of 1.0% for the three months ended September 30, 2015 and 2014, respectively.

Gross profit. Gross profit decreased $4.1 million, or 12.5%, to $28.6 million for the three months ended September 30, 2015 from $32.7 million for the three months ended September 30, 2014, due to lower overall gross margin, partially offset by higher revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses, which were $19.0 million for the three months ended September 30, 2015, decreased $0.3 million from $19.3 million for the three months ended September 30, 2014. The year-over-year decrease was due to lower bonus and profit sharing costs, partially offset by higher personnel costs to support operations. As a percentage of revenues, selling, general and administrative expenses decreased to 7.0% for the three months ended September 30, 2015 from 7.8% for the three months ended September 30, 2014.

Gain on sale of property and equipment. Gains from the sale of property and equipment in the three months ended September 30, 2015 were $0.4 million. There were no significant gains on the sale of property and equipment in the three months ended September 30, 2014. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $0.2 million for the three month periods ended September 30, 2015 and 2014.

Provision for income taxes. The provision for income taxes was $4.0 million for the three months ended September 30, 2015, with an effective tax rate of 39.4%, compared to a provision of $4.9 million for the three months ended September 30, 2014, with an effective tax rate of 36.8%. The increase in the effective rate was primarily caused by the year to date impact of lower domestic activities deductions and changes in the mix of business between states.

Net income. Net income decreased to $6.2 million for the three months ended September 30, 2015 from $8.4 million for the three months ended September 30, 2014. The decrease was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended September 30,
	2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$203,864	75.5%	$179,960	72.4%
Commercial & Industrial	65,997	24.5	68,513	27.6
Total	$269,861	100.0	$248,473	100.0
Operating income (loss):
Transmission & Distribution	$13,929	6.8	$16,892	9.4
Commercial & Industrial	2,780	4.2	5,427	7.9
Total	16,709	6.2	22,319	9.0
Corporate	(6,790)	(2.5)	(8,912)	(3.6)
Consolidated	$9,919	3.7%	$13,407	5.4%

Transmission & Distribution

Revenues for our T&D segment for the three months ended September 30, 2015 were $203.9 million compared to $180.0 million for the three months ended September 30, 2014, an increase of $23.9 million, or 13.3%. The increase in revenue was primarily due to an increase in the number of jobs of all sizes. Material and subcontractor costs in our T&D segment comprised approximately 25% of total contract costs in the three months ended September 30, 2015, compared to approximately 34% in the three months ended September 30, 2014.

Revenues from transmission projects represented 70.9% and 75.2% of T&D segment revenue for the three months ended September 30, 2015 and 2014, respectively. Additionally, for the three months ended September 30, 2015, measured by revenue in our T&D segment, we provided 46.6% of our T&D services under fixed-price contracts, as compared to 51.2% for the three months ended September 30, 2014.

Operating income for our T&D segment for the three months ended September 30, 2015 was $13.9 million, a decrease of $3.0 million from the three months ended September 30, 2014. The year-over-year decline in operating income compared to the three months ended September 2014 was due primarily to lower bid margins caused by increased competition in many of our markets, an increase in the number of shorter duration projects (which affects fleet utilization, labor productivity and mobilization and demobilization costs), certain underperforming jobs due to labor productivity below previous estimates, and incremental costs associated with expansion into new geographic markets, partially offset by higher revenue and a decrease in the number of projects with a lower mix of material and subcontractor costs (which tend to have lower margins than self-performed work). As a percentage of revenues, operating income for our T&D segment was 6.8% for the three months ended September 30, 2015 compared to 9.4% for the three months ended September 30, 2014.

Commercial & Industrial

Revenues for our C&I segment for the three months ended September 30, 2015 were $66.0 million compared to $68.5 million for the three months ended September 30, 2014, a decrease of $2.5 million or 3.7%, due primarily to lower revenue from large jobs, partially offset by the acquisition of ESB. Material and subcontractor costs in our C&I segment comprised approximately 49% of total contract costs in the three months ended September 30, 2015, compared to approximately 42% in the three months ended September 30, 2014.

Measured by revenue in our C&I segment, we provided 69.2% of our services under fixed-price contracts for the three months ended September 30, 2015, compared to 39.2% in the three months ended September 30, 2014.

Operating income for our C&I segment for the three months ended September 30, 2015 was $2.8 million, a decrease of $2.6 million over the three months ended September 30, 2014. The year-over-year decline in operating income compared to the three months ended September 30, 2014 was primarily attributable to lower bid margins caused by increased competition in many of our markets, certain underperforming jobs due to labor productivity below previous estimates as a result of excessive labor turnover and rework, and lower revenue. As a percentage of revenues, operating income for our C&I segment was 4.2% for the three months ended September 30, 2015 compared to 7.9% for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues. Revenues increased $97.5 million, or 14.1%, to $790.5 million for the nine months ended September 30, 2015 from $693.0 million for the nine months ended September 30, 2014. The increase was primarily due to higher T&D revenues from jobs of all sizes and the acquisition of ESB. Material and subcontractor costs comprised approximately 30% and 31% of total contract costs in the nine months ended September 30, 2015 and 2014, respectively.

Gross margin. Gross margin decreased to 11.4% for the nine months ended September 30, 2015 from 13.0% for the nine months ended September 30, 2014. The year-over-year decline in gross margin was primarily due to lower bid margins caused by increased competition in many of our markets, an increase in the number of shorter duration projects (which affects fleet utilization, labor productivity and mobilization and demobilization costs) and certain underperforming jobs. Underperforming jobs include labor productivity below previous estimates as a result of excessive labor turnover and rework on certain jobs. Changes in estimates of gross profit on certain projects resulted in gross margin increases of 0.5% and 1.7% for the nine months ended September 30, 2015 and 2014, respectively.

Gross profit. Gross profit decreased $0.6 million, or 0.7%, to $89.7 million for the nine months ended September 30, 2015 from $90.3 million for the nine months ended September 30, 2014, primarily due to lower gross margin partially offset by higher revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses, which were $56.5 million for the nine months ended September 30, 2015, increased $2.2 million from $54.3 million for the nine months ended September 30, 2014. The increase in selling, general and administrative expenses for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily due to higher personnel costs to support operations and ESB acquisition costs, partially offset by lower bonus and profit sharing costs. As a percentage of revenues, selling, general and administrative expenses decreased to 7.2% for the nine months ended September 30, 2015 from 7.8% for the nine months ended September 30, 2014.

Gain on sale of property and equipment. Gains from the sale of property and equipment in the nine months ended September 30, 2015 were $1.6 million compared to $0.1 million in the nine months ended September 30, 2014. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $0.5 million for both of the nine month periods ended September 30, 2015 and 2014.

Provision for income taxes. The provision for income taxes was $12.9 million for the nine months ended September 30, 2015, with an effective tax rate of 37.7%, compared to a provision of $13.2 million for the nine months ended September 30, 2014, with an effective tax rate of 37.1%. The increase in the effective rate was primarily caused by lower domestic activities deductions and changes in the mix of business between states.

Net income. Net income decreased to $21.4 million for the nine months ended September 30, 2015 from $22.4 million for the nine months ended September 30, 2014. The decrease was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Nine months ended September 30,
	2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$593,670	75.1%	508,385	73.4%
Commercial & Industrial	196,827	24.9	184,603	26.6
Total	$790,497	100.0	$692,988	100.0
Operating income (loss):
Transmission & Distribution	$47,476	8.0	$47,636	9.4
Commercial & Industrial	9,540	4.8	13,149	7.1
Total	57,016	7.2	60,785	8.8
Corporate	(22,476)	(2.8)	(24,851)	(3.6)
Consolidated	$34,540	4.4%	$35,934	5.2%

Transmission & Distribution

Revenues for our T&D segment for the nine months ended September 30, 2015 were $593.7 million compared to $508.4 million for the nine months ended September 30, 2014, an increase of $85.3 million, or 16.8%. The increase in revenue was primarily due to an increase in the number of jobs of all sizes. Material and subcontractor costs in our T&D segment comprised approximately 25% of total contract costs in the nine months ended September 30, 2015, compared to approximately 27% in the nine months ended September 30, 2014.

Revenues from transmission projects represented 74.6% and 79.1% of T&D segment revenue for the nine months ended September 30, 2015 and 2014, respectively. Additionally, for nine months ended September 30, 2015, measured by revenue in our T&D segment, we provided 48.1% of our T&D services under fixed-price contracts, as compared to 52.3% for the nine months ended September 30, 2014.

Operating income for our T&D segment for the nine months ended September 30, 2015 was $47.5 million, a decrease of $0.1 million from the nine months ended September 30, 2014. The year-over-year decline in operating income compared to the nine months ended September 30, 2014 was primarily due to lower bid margins caused by increased competition in many of our markets, an increase in the number of shorter duration projects (which affects fleet utilization, labor productivity and mobilization and demobilization costs), certain underperforming jobs due to labor productivity below previous estimates, and incremental costs associated with expansion into new geographic markets, partially offset by higher revenues. As a percentage of revenues, operating income for our T&D segment was 8.0% for the nine months ended September 30, 2015 compared to 9.4% for the nine months ended September June 30, 2014.

Commercial & Industrial

Revenues for our C&I segment for the nine months ended September 30, 2015 were $196.8 million compared to $184.6 million for the nine months ended September 30, 2014, an increase of $12.2 million or 6.6%, due primarily to the acquisition of ESB. Material and subcontractor costs in our C&I segment comprised approximately 46% of total contract costs in the nine months ended September 30, 2015, compared to approximately 45% in nine months ended September 30, 2014.

Measured by revenue in our C&I segment, we provided 70.3% of our services under fixed-price contracts for the nine months ended September 30, 2015, compared to 37.7% in the nine months ended September 30, 2014.

Operating income for our C&I segment for the nine months ended September 30, 2015 was $9.5 million, a decrease of $3.6 million over the nine months ended September 30, 2014. The year-over-year decline in operating income compared to the nine months ended September 30, 2014 was primarily due to lower bid margins caused by increased competition in many of our markets and certain underperforming jobs due to labor productivity below previous estimates as a result of excessive labor turnover and rework, partially offset by higher revenues. As a percentage of revenues, operating income for our C&I segment was 4.8% for the nine months ended September 30, 2015 compared to 7.1% for the nine months ended September 30, 2014.

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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014

Net Income	$6,175	$8,404	$21,421	$22,417
Add:
Interest expense, net	172	122	523	444
Income tax expense	4,010	4,883	12,945	13,237
Depreciation & amortization	9,699	8,531	28,018	24,801
EBITDA	$20,056	$21,940	$62,907	$60,899

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

The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014

Provided By Operating Activities:
EBITDA	$20,056	$21,940	$62,907	$60,899
Add/(subtract):
Interest expense, net	(172)	(122)	(523)	(444)
Provision for income taxes	(4,010)	(4,883)	(12,945)	(13,237)
Depreciation & amortization	(9,699)	(8,531)	(28,018)	(24,801)
Adjustments to reconcile net income to net cash flows provided by operating activities	10,470	11,053	30,276	29,455
Changes in operating assets and liabilities	(14,979)	9,870	(41,002)	(18,248)
Net cash flows provided by operating activities	$1,666	$29,327	$10,695	$33,624

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $30.4 million and working capital of $142.5 million. We define working capital as current assets less current liabilities. During the nine months ended September 30, 2015, operating activities of our business provided net cash of $10.7 million, compared to $33.6 million of cash provided in the nine months ended September 30, 2014. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The year-over-year change in cash provided by operating activities was largely due to changes in various working capital accounts reflecting normal timing fluctuations in our operating activities. In particular, the gross amount of accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts used cash of $32.5 million in the nine months ended September 30, 2015, compared to using cash of $23.4 million in the same period of 2014. The remainder of the year-over-year decline in cash provided by operating activities was primarily due to declines in self insurance reserves and a decline in other current liabilities, partially due to litigation settlements.

In the nine months ended September 30, 2015, we used net cash in investing activities of $52.2 million, consisting of $42.8 million for capital expenditures and $11.4 million to acquire ESB, partially offset by $2.0 million of proceeds from the sale of equipment.

In the first nine months of 2015, we used net cash of $5.7 million in financing activities, consisting of $9.2 million of cash used to purchase shares of our common stock, which was partially offset by proceeds from stock options and tax benefits related to our stock compensation programs. The $9.2 million of cash used to purchase shares of our common stock consisted of $7.8 million purchased under our Repurchase Program and $1.4 million to purchase shares surrendered by employees to satisfy employee tax obligations under our stock compensation program. On July 30, 2015, our Board of Directors approved an amended Repurchase Program, which increased the program from $25.0 million to $42.5 million and extended the term of the program through August 31, 2016. As of September 30, 2015, we had $18.1 million of remaining availability to purchase shares under the Repurchase Program.

We anticipate that our cash and cash equivalents on hand, $155.7 million borrowing availability under our credit facility, and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, and purchases under our Repurchase Program. We expect that our capital spending in 2015 will be slightly higher than the capital spending in the last two years primarily due to a real estate purchase in the third quarter of 2015. Although we believe that we have adequate cash and availability under our credit agreement to meet our liquidity needs, any large projects or acquisitions may require additional capital.

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

Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum Leverage Ratio of 3.0, and a minimum interest coverage ratio of 3.0, defined under the Credit Agreement as Consolidated EBITDA divided by interest expense. We were in compliance with all of our debt covenants at September 30, 2015. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

As of September 30, 2015 and December 31, 2014, we had no debt outstanding. As of September 30, 2015 and December 31, 2014, we had irrevocable standby letters of credit outstanding of approximately $19.3 million, including $17.5 million related to our payment obligation under our insurance programs and approximately $1.8 million related to contract performance obligations.

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

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2015, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 11.7% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of September 30, 2014, two customers individually exceeded 10.0% of consolidated accounts receivable with approximately 13.4% and 10.9% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

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

Various statements contained in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act. Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact, and may include projections and estimates concerning the timing and success of specific projects and our future revenue, income, backlog, liquidity, capital spending and investments. The forward-looking statements in this quarterly report on Form 10-Q are generally accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “likely,” “unlikely,” “possible,” “potential,” “should” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this quarterly report on Form 10-Q speak only as of the date of this quarterly report on Form 10-Q and are based on our current expectations and assumptions about future events, including with respect to expected growth, results of operations, performance, business prospects and opportunities and effective tax rates. These statements do not guarantee future performance and actual results may differ materially from these statements. We disclaim any obligation to update these statements, unless required by securities laws, and we caution you not to rely on them unduly. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These and other important factors, including those discussed under the caption “Forward-Looking Statements” and in Item 1A “Risk Factors” in our 2014 Annual Report, and in any risk factors or cautionary statements contained in our other filings with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2015, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the nine months ended September 30, 2015 and 2014, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

As of September 30, 2015, we had no borrowings outstanding under the Facility. Borrowings under the Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If we had borrowings outstanding under the Facility and if the prime rate, federal funds rate or LIBOR increased, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

July 1, 2015 - July 31, 2015	—	$-	—	$25,000,000
August 1, 2015 - August 31, 2015	47,560	$27.57	46,702	$23,714,096
September 1, 2015 - September 30, 2015	207,824	$26.96	207,824	$18,112,087
Total	255,384	$27.07	254,526

(1)	This column includes all repurchases of common stock, including stock repurchased under the Repurchase Program and stock repurchased outside such programs. The Company repurchased 858 shares of its common stock to satisfy tax obligations on the vesting of restricted stock under the 2007 Long-Term Incentive Plan (as amended).

(2)	On August 1, 2012, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock, and the Company subsequently established a Rule 10b5-1 plan to facilitate this repurchase. The share repurchase program was authorized through August 9, 2013. In May 2013, the Company’s Board of Directors approved an extension of the program through August 9, 2014 and increased the size of the program to $22.5 million. In May 2014, the Company’s Board of Directors approved an extension of the program through August 31, 2015 and increased the size of the program to $25.0 million. In July 2015, the Company’s Board of Directors approved an amendment of the program, which increased the size of the program to $42.5 million and extended the term through August 31, 2016. The Company has purchased 978,490 shares under this program.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Number	Description

10.1	Employment agreement with Betty R. Johnson†+
10.2	Employment Agreement Waiver and Release of Claims with Paul J. Evans†+
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Filed herewith
*	Electronically filed
+	Employment agreements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC.
(Registrant)

November 4, 2015	/s/ Betty R. Johnson
Senior Vice President, Chief Financial Officer and Treasurer

