Form 10-K
period 2015-12-31
MYR GROUP INC.
filed 2016-03-03
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 1-08325

MYR GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3158643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 Golf Road, Suite 3-1012
Rolling Meadows, IL 60008

(Address of principal executive offices, including zip code)

(847) 290-1891

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the outstanding common equity held by non-affiliates of the registrant was approximately $633.4 million, based upon the closing sale price of the common stock on such date as reported by the NASDAQ Global Market (for purposes of calculating this amount, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the registrant have been deemed affiliates).

As of February 26, 2016 there were 19,437,086 shares of the registrant’s $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with its 2016 annual meeting of stockholders to be held on April 28, 2016, are incorporated into Part III hereof.

MYR GROUP INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

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

IMPORTANT ADDITIONAL INFORMATION

MYR Group, its directors and certain of its executive officers may be deemed to be participants in the solicitation of proxies from MYR Group stockholders in connection with the matters to be considered at MYR Group's 2016 Annual Meeting. MYR Group intends to file a proxy statement with the U.S. Securities and Exchange Commission (the “SEC”) in connection with any such solicitation of proxies from MYR Group stockholders. MYR Group STOCKHOLDERS ARE STRONGLY ENCOURAGED TO READ ANY SUCH PROXY STATEMENT AND ACCOMPANYING WHITE PROXY CARD WHEN THEY BECOME AVAILABLE AS THEY WILL CONTAIN IMPORTANT INFORMATION. Information regarding the ownership of MYR Group's directors and executive officers in MYR Group securities is included in their SEC filings on Forms 3, 4 and 5. More detailed information regarding the identity of potential participants, and their direct or indirect interests, by security holdings or otherwise, will be set forth in the proxy statement and other materials to be filed with the SEC in connection with MYR Group's 2016 Annual Meeting. Stockholders will be able to obtain any proxy statement, any amendments or supplements to the proxy statement and other documents filed by MYR Group with the SEC for no charge at the SEC's website at www.sec.gov. Copies will also be available at no charge at MYR Group's website at www.myrgroup.com or by writing to our Corporate Secretary, at MYR Group Inc., 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008.

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

General

We are a holding company of specialty electrical construction service providers that was established in 1995 through the merger of long-standing specialty contractors. Through our subsidiaries, we have served the electric utility infrastructure markets since 1891. Our operations are currently conducted through wholly-owned subsidiaries, including: The L. E. Myers Co.; Harlan Electric Company; Great Southwestern Construction, Inc.; Sturgeon Electric Company, Inc.; MYR Transmission Services, Inc.; E.S. Boulos Company; High Country Line Construction, Inc.; MYR Group Construction Canada, Ltd.; MYR Transmission Services Canada, Ltd.; and Northern Transmission Services, Ltd. We provide electrical construction services, and limited gas construction services, through a network of local offices located throughout the United States and Canada. We provide a broad range of services, which includes design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair.

Our principal executive offices are located at 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008. The telephone number of our principal executive offices is (847) 290-1891.

Reportable Segments

We are a leading specialty contractor serving the electrical infrastructure market in the United States. We also have operations in parts of Canada. We manage and report our operations through two industry segments: Transmission and Distribution (“T&D”) and Commercial and Industrial (“C&I”) electrical contracting services.

In the second quarter of 2015, we expanded the geographic reach of our C&I segment to the northeastern United States, while enhancing our northeastern T&D presence, with the acquisition of E.S. Boulos Company (“ESB”). In the fourth quarter of 2015 we expanded our T&D segment in the western United States with the acquisition of High Country Line Construction (“HCL”).

Transmission and Distribution segment   We have operated in the T&D industry since 1891. We are one of the largest U.S. contractors servicing the T&D sector of the electric utility industry. We provide a broad range of services on electric transmission and distribution networks and substation facilities, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair, to customers in the electric utility and the renewable energy industries throughout the United States and in parts of Canada. Our T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems. We also provide storm restoration services in response to hurricane, ice or other storm-related damage.

In our T&D segment, we generally serve the electric utility industry as a prime contractor, either through traditional design-bid-build or engineering, procurement and construction (“EPC”) forms of project delivery. We have long-standing relationships with many of our T&D customers who rely on us to construct and maintain reliable electric and other utility infrastructure. We also provide many services to our customers under multi-year master service agreements (“MSAs”) and other variable-term service agreements. We generally focus on improving our profitability by selecting projects we believe will provide attractive margins, actively monitoring the costs of completing our projects, holding customers accountable for costs related to changes to contract specifications, and rewarding our employees for effectively managing costs.

Commercial and Industrial segment   We have provided electrical contracting services for C&I construction in the western United States since 1912. Our C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. Our C&I operations are primarily in the western United States where we have sufficient scale to deploy the level of resources necessary to achieve significant market share. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems.

In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry, but also contract directly with facility owners. We have a diverse customer base with many long-standing relationships.

Additional financial information related to our business segments is provided under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 14 to our Financial Statements.

Customers

Our T&D customers include many of the leading companies in the electric utility industry. Our T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. Our C&I customer base includes general contractors, commercial and industrial facility owners, local governments and developers. We have long-standing relationships with many of our customers, and we cultivate these relationships at all levels of our organization from senior management to project supervisors. We seek to build upon our customer relationships to secure additional projects from our current customer base. Many of our customer relationships originated decades ago and are maintained through a partnering approach, which includes project evaluation and consulting, quality performance, performance measurement and direct customer contact. At all levels of management we maintain a focus on pursuing growth opportunities with prospective customers. In addition, our management teams promote and market our services for prospective large-scale projects and national accounts. We believe that our industry experience, technical expertise, customer relationships and emphasis on safety and customer service contribute to us obtaining new contracts with both existing and new customers.

For the years ended December 31, 2015, 2014 and 2013, our top 10 customers accounted for 44.6%, 46.5%, and 57.8% of our revenues, respectively. For the years ended December 31, 2015, 2014 and 2013, no single customer accounted for more than 10.0% of annual revenues.

For the years ended December 31, 2015, 2014 and 2013, revenues derived from T&D customers accounted for 74.9%, 74.1%, and 80.0%, of our total revenues, respectively, and revenues derived from C&I customers accounted for 25.1%, 25.9% and 20.0% of our total revenues, respectively.

Types of Service Arrangements and Bidding Process

We enter into contracts principally through a competitive bid process. Our typical construction project begins with the preparation and submission of a bid to a customer. If selected as the successful bidder, we generally enter into a contract with the customer that provides for payment upon completion of specified work or units of work as identified in the contract. Although there is considerable variation in the terms of the contracts we undertake, our contracts are primarily structured as fixed-price agreements, under which we agree to do the entire project for a fixed amount or unit-price agreements, under which we agree to do the work at a fixed price per unit of work as specified in the agreement. We also enter into time-and-equipment contracts under which we are paid for labor and equipment at negotiated hourly billing rates and for other expenses, including materials, as incurred, and time-and-materials contracts under which we are paid for labor at negotiated hourly billing rates and for other expenses, including materials, as incurred. Finally, we sometimes enter into cost-plus contracts, where we are paid for our costs plus a negotiated margin. On occasion, time-and-equipment, time-and-materials and cost-plus contracts require us to include a guaranteed not-to-exceed maximum price.

Fixed-price and unit-price contracts typically have the highest potential margins; however, they hold a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have less margin upside, but generally have a lower risk of cost overruns. Work in our T&D segment is generally completed under fixed-price, time-and-materials, time-and-equipment, unit-price and cost-plus agreements. C&I work is typically performed under fixed-price, time-and-materials, cost-plus, and unit-price agreements. Fixed-price contracts accounted for 54.2% of total revenue for the year ended December 31, 2015, including 48.4% of our total revenue for our T&D segment and 71.6% of our total revenue for our C&I segment.

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

A portion of the work we perform requires performance and payment bonds at the time of execution of the contract. Contracts generally include retention provisions of up to 10% which may be withheld from each progress payment as retainage until the contract work has been completed and approved.

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

Competition

Our business is highly competitive in both our T&D and C&I segments. Competition in both of our business segments is primarily based on the price of the construction services and upon the reputation for safety, quality and reliability of the contractor. The competition we encounter can vary depending upon the type and/or location of construction services.

We believe that the principal competitive factors that customers consider in our industry are:

•	price and flexible contract terms;
•	safety programs and safety performance;
•	technical expertise and experience;
•	management team experience;

•	reputation and relationships with the customer;
•	geographic presence and breadth of service offerings;
•	willingness to accept risk;
•	quality of service execution;
•	specialized equipment, tooling and centralized fleet structure;
•	the availability of qualified and/or licensed personnel;
•	adequate financial resources and bonding capacity;
•	weather-damage restoration abilities and reputation; and
•	technological capabilities.

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

Compared to the transmission markets, there are fewer significant barriers to entry into the distribution markets in which we operate. As a result, any organization that has adequate financial resources and access to technical expertise can compete for distribution projects. Instead of outsourcing to us, some of our T&D customers also employ personnel internally to perform the same type of services that we provide.

C&I Competition

Our C&I segment competes with a number of regional or small local firms and subsidiaries of larger national firms. Competition for our C&I construction services varies greatly. There are few significant barriers to entry in the C&I business, and there are a number of small companies that compete for C&I business. The size, location and technical requirements of the project will impact which competitors and the number of competitors that we will encounter when bidding on any particular project.

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

Project Bonding Requirements

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We generally must reimburse the surety for any expenses or outlays it incurs. These bonds are typically issued at the face value of the contract awarded. As of December 31, 2015, we had approximately $707.1 million in original face amount of bonds outstanding for projects in our T&D segment and $204.9 million for projects in our C&I segment. Our estimated remaining cost to complete these bonded projects for both segments was approximately $87.0 million as of December 31, 2015. As of December 31, 2014, we had approximately $636.5 million in original face amount of bonds outstanding for projects in our T&D segment and $188.6 million for projects in our C&I segment. The ability to post bonds provides us with a competitive advantage over smaller or less financially secure competitors. We believe that the strength of our balance sheet, as well as our strong and long-standing relationship with our surety, enhances our ability to obtain adequate financing and bonds.

Backlog

We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. A customer’s intention to award us work under a fixed-price contract is not included in backlog unless there is an actual award to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of MSAs that typically have a one-year to three-year duration from execution. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to generate in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. See “Item 1A. Risk Factors-Backlog may not be realized or may not result in profits and may not accurately represent future revenue.”

Certain projects that we undertake are not completed in one accounting period. Revenue on construction contracts is recorded based upon the percentage-of-completion accounting method, under which revenue is determined by the ratio of costs incurred to date on the contracts (excluding uninstalled direct materials) to management’s estimates of total contract costs. Under the percentage-of-completion method of accounting, revenue recognition is largely a function of contract costs incurred for any given period. Contract costs may include direct material, labor, subcontractor and material procurement services, equipment, and those indirect costs related to contract performance such as indirect labor, supplies, tools and repairs. While our contracts typically include labor, equipment and indirect costs, the amount of subcontractor and material costs on any individual contract can vary considerably.

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

	Backlog at December 31, 2015		Total Backlog at December 31, 2014
(in thousands)	Total	Amount estimated to not be recognized within 12 months
T&D	$323,570	$22,561	$320,435
C&I	127,364	12,907	113,206
Total	$450,934	$35,468	$433,641

Changes in backlog from period to period are primarily the result of fluctuations in the timing of awards and revenue recognition of contracts. The increase in the 2015 backlog was primarily due to acquisitions and expansion into new geographic markets, partially offset by declines in large, multi-year project activity.

Trade Names and Intellectual Property

We operate in the U.S. under a number of trade names, including MYR Group Inc., The L. E. Myers Co., Harlan Electric Company, Great Southwestern Construction, Inc., Sturgeon Electric Company, Inc., MYR Transmission Services, Inc,. E.S. Boulos Company and High Country Line Construction, Inc. We operate in Canada under the trade names MYR Group Construction Canada, Ltd., MYR Transmission Services Canada, Ltd., and Northern Transmission Services, Ltd. We do not generally register our trade names, but instead rely on statutory and common law protection. While we consider our trade names to be valuable assets, we do not consider any single trade name to be of such material importance that its absence would cause a material disruption to our business. We also do not materially rely upon any patents, licenses or other intellectual property.

Equipment

Our long history in the T&D industry has allowed us to be instrumental in designing much of the specialty tools and equipment used in the industry, including wire pullers, wire tensioners and aerial devices. We operate a fleet of trucks and trailers, support vehicles, bulldozers, bucket trucks, digger derricks and cranes and specialty construction equipment, such as wire pullers and wire tensioning machines. We also rely on specialized tooling, including stringing blocks, wire grips and presses. The standardization of our trucks and trailers allows us to streamline training, maintenance and parts costs. We operate a centralized fleet facility, as well as 20 regional maintenance shops throughout the United States, which are staffed by over 150 mechanics and equipment managers who service our fleet. Our ability to internally service our fleet in various markets often allows us to reduce repair costs and the time equipment is out of service by eliminating both the need to ship equipment long distances for repair and dependence on third party maintenance providers. Our maintenance shops are also able to modify standard construction equipment to meet the specific needs of our specialty applications. We are a final-stage manufacturer for several configurations of our specialty vehicles, and, in the event that a particular piece of equipment is not available to us, we can build the component on-site, which reduces our reliance on our equipment suppliers.

Our fleet of equipment is managed by our centralized fleet management group. Our fleet is highly mobile, which gives us the ability to shift resources from region-to-region quickly and to effectively respond to customer needs or major weather events. Our centralized fleet management group is designed to enable us to optimize and maintain our equipment to achieve the highest equipment utilization which helps to maintain a competitive position with respect to our equipment costs. We develop internal equipment rates which provide our business units with appropriate pricing levels to estimate their bids for new projects more accurately. We also involve our business units in prioritizing the use of our fleet assets. The fleet management group also manages the procurement and disposition of equipment and short-term rentals. All of these factors are critical in allowing us to operate efficiently and meet our customers’ needs.

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

We believe that we are in substantial compliance with environmental laws and regulations and that any obligations related to environmental matters should not have a material effect on our financial condition, results of operations and cash flows.

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

Cyclical Nature of Business and Seasonality

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

Employees

We seek to attract and retain highly qualified craft employees by providing a superior work environment through our emphasis on safety, our high quality fleet of equipment, and our competitive compensation. The number of individuals we employ varies significantly throughout the year, typically with lower staffing levels at year end and through the winter months when fewer projects are active. The number of craft employees fluctuates depending on the number and size of projects at any particular time. As of December 31, 2015, we had approximately 4,075 employees, consisting of approximately 725 salaried employees, including executive officers, district managers, project managers, superintendents, estimators, office managers, and staff and clerical personnel, and approximately 3,350 craft employees. Approximately 91% of our craft employees were members of unions, with the majority being members of the International Brotherhood of Electrical Workers (“IBEW”), who are represented by many local unions under agreements with generally uniform terms and varying expiration dates. We generally are not direct parties to such local agreements, but instead these agreements are entered into by and between the IBEW local unions and the National Electrical Contractors Association (“NECA”), of which we are a member. NECA negotiates the terms of these agreements on our behalf. On occasion we will also employ individuals who are members of other trade unions pursuant to multi-employer, multi-union project agreements.

Executive Officers

Name	Age on March 1, 2016	Position
William A. Koertner	66	Chairman, President and Chief Executive Officer
Betty R. Johnson	57	Senior Vice President, Chief Financial Officer and Treasurer
Richard S. Swartz, Jr.	52	Senior Vice President and Chief Operating Officer
Gerald B. Engen, Jr.	65	Senior Vice President, Chief Legal Officer and Secretary
Tod M. Cooper	51	Senior Vice President

William A. Koertner has served as chairman since December 2007. Mr. Koertner joined us in 1998 as senior vice president, treasurer and chief financial officer and became our president and chief executive officer in December 2003. Prior to joining us, Mr. Koertner served as vice president at Central Illinois Public Service Company from 1989 until 1998.

Betty R. Johnson joined us as senior vice president, chief financial officer and treasurer on October 19, 2015. Prior to joining us, Ms. Johnson served as the chief financial officer of Faith Technologies, Inc., a privately held electrical, engineering and technology systems contractor. From 2009 to 2014, Ms. Johnson served as the vice president of Global Finance and chief financial officer of Sloan Valve Company. Prior to this, Ms. Johnson was executive vice president and chief financial officer with Block and Company, Inc. from 2003 to 2009. From 1999 to 2003 she served as the Vice President-Operations/Finance with Encompass Services Corporation. Ms. Johnson served as our controller from 1992 to 1998 and vice president and controller from 1998 to 1999. Ms. Johnson served as a member of our board of directors from 2007 until accepting her current position with us.

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

Tod M. Cooper was appointed senior vice president in August 2013. Mr. Cooper served as group vice president, east from 2009 to 2013 and vice president T&D, east from 2006 to 2009. Mr. Cooper has held a number of additional positions since joining us in 1989, including business development manager, regional manager, district manager, and estimator.

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

Our business can be highly cyclical and subject to seasonal and other variations that can result in significant differences in operating results from period to period. Additionally, our results may be materially and adversely affected by:

•	the timing and volume of work under contract;
•	increased competition and changes in the competitive marketplace for our services;
•	the spending patterns of customers and governments;
•	safety performance and reputation;
•	the amount of subcontractor and material costs in our projects;
•	decreased equipment utilization;
•	permitting, regulatory or customer-caused delays on projects;
•	disputes with customers relating to payment terms under our contracts and change orders, and our ability to successfully negotiate and obtain payment or reimbursement under our contracts and change orders;
•	variations in the margins of projects performed during any particular reporting period;
•	a change in the demand for our services;
•	increased costs of performance of our services caused by adverse weather conditions;
•	increases in design and construction costs that we are unable to pass through to our customers;
•	the termination or expiration of existing agreements;
•	regional and general economic conditions and the condition of the financial markets;
•	losses experienced in our operations not otherwise covered by insurance;
•	a change in the mix of our customers, contracts and business;
•	payment risk associated with the financial condition of our customers;
•	cost overruns on fixed-price and unit-price contracts;
•	availability of qualified labor for specific projects;
•	changes in bonding requirements applicable to existing and new agreements;
•	costs we incur to support growth internally or otherwise;
•	the timing and integration of acquisitions and the magnitude of the related acquisition and integration costs;
•	costs associated with our multi-employer pension plan obligations;

•	the availability of equipment;
•	costs associated with responding to proxy contests and other actions of activist stockholders;
•	significant fluctuations in foreign currency exchange rates;
•	impairment of goodwill or intangible assets;
•	warranty claims; and
•	changes in accounting pronouncements that require us to account for items differently than historical pronouncements.

Accordingly, our operating results in any particular reporting period may not be indicative of the results that can be expected for any other reporting period.

Our industry is highly competitive.

Our industry is highly competitive. Increased competition can place downward pressure on contract prices and profit margins and may limit the number of projects that we are awarded. Our industry is fragmented and we compete with other companies, ranging from small, independent firms servicing local markets to larger firms servicing regional, national and international markets. Relatively few barriers prevent entry into the C&I market and the distribution market. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors in those areas. Competition in the industry depends on a number of factors, including price. Some of our competitors, including our competitors in the transmission market, may have lower labor and overhead cost structures and, therefore, may be able to provide their services at lower prices than ours. In addition, some of our competitors may have greater financial, technological and human resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the markets we serve or maintain our customer base at current levels. We also may face competition from in-house service organizations of our existing or prospective customers. Electric utility companies often employ personnel to internally perform some of the same types of services we do. If we are unable to compete successfully in our markets, our operating results could be adversely affected.

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

In addition, if our customers are constrained in their ability to obtain capital, it could reduce the number, timing or size of projects available to us. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful, or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations or grow our business.

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

Our ability to maintain our productivity and our operating results may be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced shortages of certain types of qualified personnel, such as engineers, project managers, field supervisors, and linemen, in certain regions. In addition, our projects are sometimes located in remote areas which can make recruitment and deployment of our employees challenging. During periods with large volumes of storm restoration services work, linemen are frequently recruited across geographic regions to satisfy demand. Many linemen are willing to travel to earn premium wages for such work, which from time-to-time makes it difficult for us to retain these workers for ongoing projects when storm conditions persist. The supply of experienced engineers, project managers, field supervisors, linemen and other skilled workers may not be sufficient to meet current or expected demand. The commencement of new, large-scale infrastructure projects or increased demand for infrastructure improvements, as well as the shrinking electric utility workforce, may reduce the pool of skilled workers available to us. Labor shortages could impair our ability to maintain our business or grow our revenues. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses.

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

Our dependence on suppliers, subcontractors and equipment manufacturers could expose us to the risk of loss in our operations.

On certain projects, we rely on suppliers to obtain the necessary materials and subcontractors to perform portions of our services. We also rely on equipment manufacturers to provide us with the equipment required to conduct our operations. Although we are not dependent on any single supplier, subcontractor or equipment manufacturer, any substantial limitation on the availability of required suppliers, subcontractors or equipment manufacturers could negatively impact our operations. The risk of a lack of available suppliers, subcontractors or equipment manufacturers may be heightened as a result of market and economic conditions. To the extent we cannot engage subcontractors or acquire equipment or materials, we could experience losses in the performance of our operations. Additionally, successful completion of our contracts may depend on whether our subcontractors successfully fulfill their contractual obligations. If our subcontractors fail to perform their contractual obligations as a result of financial or other difficulties, or if our subcontractors fail to meet the expected completion dates or quality standards, we may be required to incur additional costs or provide additional services in order to make up such shortfall and we may suffer damage to our reputation.

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

As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results from Operations — Critical Accounting Policies” and in the notes to our Financial Statements, a significant portion of our revenues is recognized on a percentage-of-completion method of accounting, using the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is commonly used in the construction industry for fixed-price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. In addition, we record adjustments to estimated costs of contracts when we believe the change in estimate is probable and the amounts can be reasonably estimated. These adjustments could result in both increases and decreases in profit margins. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings.

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

In preparing our financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”), estimates and assumptions are used by management in determining the reported amounts of assets and liabilities, revenues and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated. In some cases, these estimates are particularly difficult to determine, and we must exercise significant judgment.

The most significant estimates we use are related to costs to complete on contracts, insurance reserves, estimates surrounding stock-based compensation, the recoverability of goodwill and intangibles, and accounts receivable reserves. We also may use estimates in our assessment of the useful lives of property and equipment, the valuation allowance on deferred taxes and the provision for income taxes. From time-to-time, we may publicly provide earnings or other forms of guidance, which reflect our predictions about future revenue, operating costs and capital structure, among other factors. These predictions may be impacted by estimates, as well as other factors that are beyond our control and may not turn out to be correct. Actual results for all estimates could differ materially from the estimates and assumptions that we use.

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

Our customer base is highly concentrated, with our top ten customers accounting for 44.6% of our revenue for the year ended December 31, 2015. Much of our success depends on developing and maintaining relationships with our major customers. Our revenue could significantly decline if we lose one or more of our significant customers. In addition, revenues generated from contracts with significant customers may vary from period-to-period depending on the timing and volume of work ordered by such customers in a given period and as a result of competition from the in-house service organizations of our customers.

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

Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk, and there can be no assurance that we will avoid significant liability exposure. Our business is subject to numerous safety risks, including electrocutions, fires, explosions, mechanical failures, weather-related incidents, transportation accidents and damage to equipment. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. We have suffered serious injuries and fatalities in the past and may suffer additional serious injuries and fatalities in the future. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities. In addition, we have in the past, and we may in the future, be subject to criminal penalties relating to occupational health and safety violations, which have resulted in and could in the future result in substantial costs and liabilities. Any of the foregoing could result in financial loss, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

We grant trade credit, generally without collateral, to our customers for the purchase of our services. We have in the past, and may in the future, have difficulty collecting receivables from customers, particularly those experiencing financial difficulties. Our customers in the T&D segment include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. Our customers in the C&I segment include general contractors, commercial and industrial facility owners, local governments and developers located in our regional markets. Our customers also include special purpose entities that own T&D projects which do not have the financial resources of traditional transmission utility operators. Consequently, we are subject to potential credit risk related to changes in business and economic factors. Due to our work on large construction projects, a few customers sometimes may comprise a large portion of our receivable balance at any point in time. If any of our major customers experience financial difficulties, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in any of our customers’ revenues or cash flows could affect our ability to collect amounts due from them.

We may not be able to compete for, or work on, certain projects if we are not able to obtain any necessary bonds, letters of credit, bank guarantees or other financial assurances.

Our contracts may require that we provide to our customers security for the performance of their projects in the form of bonds, letters of credit, bank guarantees or other financial assurances. Current or future market conditions, including losses incurred in the construction industry or as a result of large corporate bankruptcies, as well as changes in our sureties’ assessment of our operating and financial risk, could cause our surety providers and lenders to decline to issue or renew, or substantially reduce the amount of, bid or performance bonds for our work and could increase our costs associated with collateral. These actions could be taken on short notice. If our surety providers or lenders were to limit or eliminate our access to bonding, letters of credit or guarantees, our alternatives would include seeking capacity from other sureties and lenders, finding more business that does not require bonds or allows for other forms of collateral for project performance, such as cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all, which could affect our ability to bid for or work on future projects requiring financial assurances.

We have also granted security interests in various of our assets to collateralize our obligations to our sureties and lenders. Furthermore, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on certain projects that would require bonding.

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

As of December 31, 2015, approximately 91% of our craft labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages could adversely impact our relationships with our customers and could cause us to lose business, resulting in decreased revenues.

Multi-employer pension plan obligations related to our unionized workforce could adversely impact our earnings.

Our collective bargaining agreements may require us to participate with other companies in various multi-employer pension plans. To the extent that we participate in any multi-employer pension plans that are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we were to withdraw from them, if they were terminated or experience a mass withdrawal. Furthermore, the Pension Protection Act of 2006, as amended by the Consolidated and Further Continuing Appropriations Act of 2015 (the “PPA”) imposes additional funding and operational rules applicable to plan years beginning after 2007 for multi-employer pension plans that are classified as either “endangered,” “seriously endangered” or “critical” status. Plans in these classifications must adopt measures to improve their funded status, which may require additional employer contributions and/or modifications to employee benefits based on future union wages paid.

We have been informed that several of the multi-employer pension plans to which our subsidiaries contribute have been classified as “critical” or “endangered” status as defined by the PPA. Although we are not currently aware of any potential significant liabilities to us as a result of these plans being classified as being in a “critical” or “endangered” status, our future financial results could be impacted by the amended funding rules.

We may fail to execute or integrate acquisitions or joint ventures successfully.

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

Future acquisitions or joint ventures may expose us to operational challenges and risks, including the diversion of management’s attention from our existing business, the failure to retain key personnel or customers of an acquired business, difficulties integrating the operations and personnel, failure of acquired companies to achieve the results we expect, the assumption of unknown liabilities of the acquired business for which there are inadequate reserves and the potential impairment of acquired intangible assets. Our ability to grow and maintain our competitive position may be affected by our ability to successfully integrate any businesses acquired.

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

If we cannot secure funds in the future, including financing on acceptable terms, we may be unable to support our growth strategy or future operations. Our principal sources of cash are our operating activities and borrowing availability under our credit facility, which expires on December 21, 2016. Our credit facility contains numerous covenants and requires us to meet and maintain certain financial ratios and other tests. General business and economic conditions may affect our ability to comply with these covenants or meet those financial ratios and other tests, which may limit our ability to borrow under the facility. We anticipate that we will be able to renew our credit facility before it expires, but we can give no assurance that we can do so on favorable terms, if at all.

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

The existence of certain provisions in our organizational documents and Delaware law could delay or prevent an unsolicited change in control of our company, even if a change of control might be beneficial to our shareholders. For example, provisions in our certificate of incorporation and by-laws that could delay or prevent a change in control of our company include: a staggered board of directors, the potential of our board of directors to authorize the issuance of preferred stock, the power of a majority of our board of directors to fix the number of directors, the power of our board of directors to fill a vacancy on the board of directors, including when such vacancy occurs as a result of an increase in the number of directors, the requirement that actions to be taken by our stockholders may be taken only at an annual or special meeting of our stockholders and not by written consent, and advance notice provisions for director nominations or business to be considered at a stockholder meeting. In addition, Delaware law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock, an “interested” stockholder, and prohibits us from engaging in any of a broad range of business transactions with an “interested” stockholder for a period of three years following the date such stockholder became classified as an “interested” stockholder.

We, or our business partners, may be subject to failures, interruptions or breaches of information technology systems, which could affect our operations, competitive position or damage our reputation.

We use our own information technology systems as well as our business partners’ systems to maintain certain data and provide reports. The failure of these systems to operate effectively or problems with transitioning to upgraded or replacement systems could cause delays and reduce the efficiency of our operations, which could have a material adverse effect on our results of operations, and significant capital investments could be required to remediate the problem. Additionally, our security measures, and those of our business partners, may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and may result in persons obtaining unauthorized access to our data or accounts. While we devote significant resources to network security and other security measures to protect our systems and data, these security measures cannot provide absolute security. If an informational technology security breach affects our systems, or results in the unauthorized release of our proprietary information, our competitive situation or our reputation could be damaged.

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

Our principal executive offices are located at 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008, the lease term of which expires on January 31, 2020. In addition to our executive offices, our corporate accounting and finance departments, corporate information technology department and certain legal and other personnel are located at this office. As of December 31, 2015, we owned 16 operating facilities and leased many other properties in various locations throughout our service territory. Most of our properties are used as offices or for fleet operations. We believe that our facilities are adequate for our current operating needs. We do not believe that any owned or leased facility is material to our operations and, if necessary, we could obtain replacement facilities for our leased facilities.

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

We are routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of our past and present businesses as well as in respect of our divested businesses. Some of these include claims related to our services and operations, and asbestos-related claims concerning operations of a divested subsidiary of our predecessor. We believe that we have strong defenses to these claims as well as insurance coverage that will contribute to any settlement or liability in the event any asbestos-related claim is not resolved in our favor. These claims have not had a material impact on us to date, and we believe the likelihood that a future material adverse outcome will result from these claims is remote. However, if facts and circumstances change in the future, we cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on our financial condition, results of operations, or cash flows.

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

The following table sets forth the high and low sales prices of our common stock per share, as reported by The NASDAQ Global Market for each of the periods listed:

	High	Low
Year Ended December 31, 2015
First Quarter	$32.24	$24.55
Second Quarter	$31.92	$27.90
Third Quarter	$31.70	$25.40
Fourth Quarter	$27.52	$18.18
Year Ended December 31, 2014
First Quarter	$25.85	$22.19
Second Quarter	$26.37	$22.55
Third Quarter	$27.25	$22.43
Fourth Quarter	$28.33	$22.81

Holders of Record

As of February 26, 2016, we had 17 holders of record of our common stock.

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

Purchases of Common Stock.

The following table includes all of the Company’s repurchases of common stock during the three months ending December 31, 2015, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Repurchased shares are returned to authorized but unissued common stock.

Period	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2015 – October, 31 2015	263,767	$23.93	259,330	$11,900,604
November 1, 2015 – November, 30 2015	280,600	$20.27	280,600	$31,213,000
December 1, 2015 – December, 31 2015	316,700	$20.27	316,700	$24,794,515
Total	861,067	$21.39	856,630

(1)	On August 1, 2012, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock (“Repurchase Program”), and the Company subsequently established a Rule 10b5-1 plan to facilitate this repurchase. The Company’s Board of Directors has extended and increased the size of the Repurchase Program several times since 2012. This column includes all repurchases of common stock, including stock repurchased under the Repurchase Program and stock repurchased outside the Repurchase Program. The Company repurchased 4,437 shares of its common stock to satisfy tax obligations on the vesting of restricted stock under the 2007 Long-Term Incentive Plan (as amended).
(2)	Through December 31, 2015, the Company has purchased 1,835,120 shares under the Repurchase Program.

Performance Graph

The following Performance Graph and related information shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares, for the period from December 31, 2010 to December 31, 2015, the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index (the “S&P 500 Index”), the Russell 2000 Index, and a peer group index selected by our management that includes fourteen publicly traded companies within our industry (the “Peer Group”). The comparison assumes that $100 was invested on December 31, 2010 and further assumes any dividends were reinvested quarterly. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

The companies in the Peer Group were selected because they comprise a broad group of publicly traded companies, each of which has some operations similar to ours. When taken as a whole, the Peer Group more closely resembles our total business than any individual company in the group while reducing the impact of a significant change in any one of the Peer Group company’s stock price. The Peer Group is composed of the following companies:

Aegion Corporation	Granite Construction Incorporated	Quanta Services, Inc.*
Astec Industries, Inc.	Integrated Electrical Services, Inc.	Tetra Tech, Inc.
Comfort Systems USA, Inc.	MasTec, Inc.*	TRC Companies, Inc.
Dycom Industries, Inc.	Matrix Service Company	Willbros Group, Inc.*
EMCOR Group*	Primoris Services Corporation

*	Considered our core group of peers with a more significant portion of operations being similar to ours than the overall group. Graph presents entire Peer Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MYR Group Inc., the S&P 500 Index, the Russell 2000 Index,
and a Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/10
12/11
12/12
12/13
12/14
12/15
MYR Group Inc.
S&P 500
Russell 2000
Peer Group

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.
Copyright© 2016 Russell Investment Group. All rights reserved.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
MYR Group Inc.	100.00	91.14	105.95	119.43	130.48	98.14
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
Peer Group	100.00	97.75	123.48	153.86	141.43	140.42

Item 6.	Selected Financial Data

The following table sets forth certain summary financial information on a historical basis. The summary statement of operations and the balance sheet data set forth below have been derived from our audited Financial Statements and footnotes thereto included elsewhere in this filing or in prior filings. Our Financial Statements have been prepared in accordance with U.S. GAAP. Historical results are not necessarily indicative of the results we expect in the future and quarterly results are not necessarily indicative of the results of any future quarter or any full-year period. The information below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results from Operations” and the Financial Statements and notes thereto included in this annual report on Form 10-K.

Statement of operations data:

	For the year ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
Contract revenues	$1,061,681	$943,967	$902,729	$998,959	$780,356
Contract costs	939,340	811,553	777,852	880,306	694,790
Gross profit	122,341	132,414	124,877	118,653	85,566
Selling, general and administrative expenses	79,186	73,818	69,818	63,575	56,776
Amortization of intangible assets	571	334	335	335	335
Gain on sale of property and equipment	(2,257)	(142)	(893)	(1,019)	(1,174)
Income from operations	44,841	58,404	55,617	55,762	29,629
Other income (expense):
Interest income	25	106	9	2	53
Interest expense	(741)	(722)	(727)	(852)	(544)
Other, net	174	162	(27)	(222)	(81)
Income before provision
for income taxes	44,299	57,950	54,872	54,690	29,057
Income tax expense	16,997	21,406	20,113	20,428	10,759
Net income	$27,302	$36,544	$34,759	$34,262	$18,298
Income per common share:
Basic	$1.33	$1.73	$1.65	$1.67	$0.90
Diluted	$1.30	$1.69	$1.61	$1.60	$0.87
Weighted average number of common shares and potential common shares outstanding:
Basic	20,577	20,922	20,821	20,391	20,151
Diluted	21,038	21,466	21,431	21,172	20,993

Balance sheet data:

	As of December 31,
(in thousands)	2015	2014	2013	2012	2011
Cash and cash equivalents	$39,797	$77,636	$76,454	$19,825	$34,013
Working capital(1)	123,630	141,913	119,570	89,507	59,154
Total assets	524,925	520,086	525,422	466,348	412,568
Long-term debt	—	—	—	—	—
Total liabilities	195,045	197,533	229,331	211,658	196,830
Stockholders’ equity	$329,880	$322,553	$296,091	$254,690	$215,738

Other Data: (Unaudited)

	For the year ended December 31,
(in thousands)	2015	2014	2013	2012	2011
EBITDA(2)	$83,044	$91,989	$84,785	$80,696	$49,059
Backlog(3)	450,934	433,641	326,094	497,579	692,778
Capital expenditures	46,599	39,045	42,725	37,249	42,342
Depreciation and amortization(4)	38,029	33,423	29,195	25,156	19,511
Net cash flows provided by operating activities	43,000	54,976	95,062	29,999	30,394
Net cash flows used in investing activities	(56,928)	(38,725)	(41,574)	(36,045)	(41,036)
Net cash flows (used in) provided by financing activities	$(23,911)	$(15,069)	$3,141	$(8,142)	$(17,968)

(1)	Working capital represents total current assets less total current liabilities.
(2)	EBITDA, a performance measure used by management, is defined as net income (loss) plus: interest income and expense, provision (benefit) for income taxes and depreciation and amortization, as shown in the table below. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from the presentation of, EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired.

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

	For the year ended December 31,
(in thousands)	2015	2014	2013	2012	2011
Net income	$27,302	$36,544	$34,759	$34,262	$18,298
Interest expense, net	716	616	718	850	491
Provision for income taxes	16,997	21,406	20,113	20,428	10,759
Depreciation and amortization(4)	38,029	33,423	29,195	25,156	19,511
EBITDA	$83,044	$91,989	$84,785	$80,696	$49,059

We also use EBITDA as a liquidity measure. We believe that EBITDA is important in analyzing our liquidity because it is a key component of certain material covenants (interest coverage ratio and leverage ratio) contained within our credit facility. Noncompliance with these financial covenants under our credit facility could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which may cause us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in our credit facility. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit facility from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure would be useful to investors and relevant to their assessment of our capacity to service, or incur, debt.

The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	For the year ended December 31,
(in thousands)	2015	2014	2013	2012	2011
EBITDA	$83,044	$91,989	$84,785	$80,696	$49,059
Add/(subtract)
Interest expense, net	(716)	(616)	(718)	(850)	(491)
Provision for income taxes	(16,997)	(21,406)	(20,113)	(20,428)	(10,759)
Depreciation and amortization(4)	(38,029)	(33,423)	(29,195)	(25,156)	(19,511)
Adjustments to reconcile net income to net cash flows provided by operating activities	42,367	41,746	32,353	29,857	19,185
Changes in operating assets and liabilities	(26,669)	(23,314)	27,950	(34,120)	(7,089)
Net cash flows provided by operating activities	$43,000	$54,976	$95,062	$29,999	$30,394
(3)	Backlog represents our estimated revenue on uncompleted contracts, including the amount of revenue on contracts on which work has not begun, minus the revenue we have recognized under such contracts. See “Item 1. Business-Backlog” for a discussion on how we calculate backlog for our business” and “Item 1A. Risk Factors-Backlog may not be realized or may not result in profits and may not accurately represent future revenue.”
(4)	Depreciation and amortization includes depreciation on capital assets and amortization of finite-lived intangible assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with the other sections of this report, including the Financial Statements and related notes contained in Item 8 of this annual report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.

Overview — Introduction

We are a leading specialty contractor serving the electrical infrastructure market. We manage and report our operations through two industry segments: T&D and C&I. We have operated in the T&D industry since 1891. We are one of the largest contractors servicing the T&D sector of the electric utility industry in the United States, and our customers include many of the leading companies in the industry. We have provided C&I electrical contracting services to facility owners and general contractors in the western United States since 1912. On April 13, 2015, we acquired substantially all the assets of ESB, which enhanced our T&D presence in the northeast U.S. and expanded our C&I presence outside of our existing markets. On November 24, 2015 we acquired all of the common stock of HCL, which added to our T&D capacity, predominantly in the western United States. In the second quarter of 2015 we were awarded our first project in Canada and have commenced work on this project in Manitoba as well as on several smaller projects in Canada.

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

We had revenues, for the year ended December 31, 2015, of $1.062 billion compared to $944.0 million for the year ended December 31, 2014. For the year ended December 31, 2015, our net income was $27.3 million compared to $36.5 million for the year ended December 31, 2014. While benefiting from increased spending by our customers in 2015, our project mix shifted away from large, multi-year transmission projects and included more shorter-duration projects. Shorter duration jobs often negatively affect gross margin and net income due to fleet utilization issues, labor productivity and mobilization and demobilization costs. In addition, increased competition in many of our markets resulted in lower bid margins, causing lower gross margins on those projects. The year ended December 31, 2014 benefited from unusually high gross margins that were primarily the result of favorable closeouts on several large, multi-year transmission projects, including several large claims or change orders.

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

For the year ended December 31, 2015, our T&D revenues were $794.9 million or 74.9% of our revenue, compared to $699.6 million or 74.1% of our revenue for the year ended December 31, 2014 and $722.4 million or 80.0% of our revenue for the year ended December 31, 2013. Revenues from transmission projects represented 73.9%, 77.8% and 84.8% of T&D segment revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Our T&D segment also provides storm restoration services in response to hurricanes, ice or other storm related events, which typically account for less than 5% of our annual revenues. In 2015, 2014 and 2013, we recognized revenues from storm restoration services of approximately $7.7 million, $13.3 million and $14.6 million, respectively, which represented approximately 0.7%, 1.4% and 1.6% of our annual revenues, respectively.

Measured by revenues in our T&D segment, we provided 48.4%, 53.1% and 55.4% of our T&D services under fixed-price contracts during the years ended December 31, 2015, 2014 and 2013, respectively. We also provide many services to our customers under multi-year maintenance service agreements and other variable service agreements.

Commercial and Industrial segment.  Our C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry as well as to facility owners. Our C&I operations are primarily in the western and northeastern United States where we have sufficient scale to deploy the level of resources necessary to achieve significant market share. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. The majority of C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems.

For the year ended December 31, 2015, our C&I revenues were $266.8 million or 25.1% of our revenue, compared to $244.4 million or 25.9% of our revenue for the year ended December 31, 2014 and $180.3 million or 20.0% of our revenue for the year ended December 31, 2013.

Measured by revenues in our C&I segment, we provided 71.6%, 41.7% and 45.9% of our services under fixed-price contracts for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Gross Margins.  Our gross margin can vary between periods as a result of many factors, some of which are beyond our control. These factors include: the mix of revenue derived from the industries we serve, the size and duration of our projects, the mix of business conducted in different parts of the country, the mix in service and maintenance work compared to new construction work, the amount of work that we subcontract, the amount of material we supply, changes in labor, equipment or insurance costs, seasonal weather patterns, changes in fleet utilization, pricing pressures due to competition, efficiency of work performance, fluctuations in commodity prices of materials, delays in the timing of projects and other factors.

Overview — Economic, Industry and Market Factors

We operate in competitive markets, which can result in pricing pressures for the services we provide. Work is often awarded through a bidding and selection process, where price is always a principal factor. We generally focus on managing our profitability by: selecting projects that we believe will provide attractive margins; actively monitoring the costs of completing our projects; holding customers accountable for costs related to changes to contract specifications; and rewarding our employees for controlling costs.

The demand for construction and maintenance services from our customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the markets we serve as well as the economy in general. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, and regional and national economic conditions may materially affect results. Project schedules, particularly in connection with larger, multi-year projects, can also create fluctuations in our revenues. Other market and industry factors, such as changes to our customers’ capital spending plans or delays in regulatory approvals can affect project schedules. Changes in technology, tax and other incentives and new or changing regulatory requirements affecting the industries we serve can impact demand for our services. While we actively monitor economic, industry and market factors affecting our business, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows. As a result of economic, industry and market factors, our operating results in any particular period or year may not be indicative of the results that can be expected for any other period or for any other year.

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

Outlook

In the last few years we benefited from increased activity and spending in the electrical transmission markets we serve. We continue to expect long-term growth in the transmission market, although the timing of large bids and subsequent construction is likely to be highly variable from year to year. We believe several multi-year transmission projects will be available for bid in the 2016 to 2017 timeframe. We also expect bidding activity in small- to medium-sized transmission and distribution projects to continue in 2016 In 2015, we expanded our T&D presence organically through establishing new or additional operating locations in California, Kansas, Texas and Canada; and with the acquisitions of ESB and HCL. We also started work on our first project in Canada. In 2015, we expanded our C&I presence into the northeast with the acquisition of ESB, further increased our C&I business through organic growth in our existing markets and expanded geographically into Oregon, Minnesota and Washington. We believe that legislative and regulatory actions, state renewable portfolio standards, the aging of the electric grid, and the general improvement of the economy will positively impact the level of spending by our customers. Although competition remains strong, we see these trends as positive factors for us in the future.

Our business is directly impacted by the level of spending on T&D infrastructure across the U.S. and Canada and the level of commercial and industrial electrical construction activity in the markets we serve. The electric grid is aging and requires significant upgrades and maintenance to meet current and future demands for electricity. In addition, regulatory pressures and low energy prices may accelerate the shut-down of coal-fired generating plants, which could result in the need for line upgrades and new substations. Over the past several years, many utilities have begun to implement plans to improve their transmission systems, improve reliability and reduce congestion. These utilities have started or planned new construction, line upgrades and maintenance projects on many transmission systems. We believe that our customers remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects already in place.

We believe we will continue to see significant bidding activity on large transmission projects in 2016 and 2017. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and right-of-way permits needed to commence construction. Significant construction on any large, multi-year projects awarded in 2016 will not likely occur until 2017. Bidding and construction activity for small to medium-size transmission projects and upgrades remains strong, and we expect this trend to continue in 2016, primarily due to reliability and economic drivers. Competition in the transmission market continues to make winning projects difficult and has increased pressure on contract margins.

We continue to see opportunities in the Canadian transmission market which we expect will extend over the next several years driven by load center delivery requirements, aging infrastructure, additional hydropower generation development and hydropower interconnection projects to serve Canadian load and the import of hydro power to the U.S. In 2015, our efforts to expand our service offerings within Canada resulted in the award of a large switchyard related to the Bipole III initiative in Manitoba, and we are evaluating several near- and long-term Canadian projects and opportunities that we believe would fit our portfolio of work.

Legislative or regulatory actions may affect demand for the services provided by our T&D segment in the long term, particularly in connection with electric power infrastructure. Federal Energy Regulatory Commission (FERC) Order No. 1000 promotes more efficient and cost-effective development of new transmission facilities, which we believe could have a long-term positive impact on electric transmission line development. We also anticipate increased infrastructure spending over the long term as a result of legislation requiring the electric power industry to meet national and local reliability standards for its transmission and distribution systems and incentives to the industry to invest in and improve maintenance on its systems. The U.S. Environmental Protection Agency’s Mercury and Air Toxics Standards (“MATS”) may force retirement of some coal-fired and oil-fired generating plants in the U.S. This compliance planning and implementation could result in increased spending by the affected utilities to strengthen their transmission infrastructure to alleviate congestion and deliver new and existing power sources to their regions.

We believe that renewable resources in the U.S. will be a driver for large transmission project activity. State renewable portfolio standards, which set required or voluntary standards for how much electricity is to be generated from renewable energy sources, as well as general environmental concerns, are driving the development of renewable energy projects. The economic feasibility of renewable energy projects, and therefore the attractiveness of investment in the projects, may depend on the availability of tax incentive programs or the ability of the projects to take advantage of such incentives. The late-2015 congressional approval of a five-year extension to the Production Tax Credit and Investment Tax Credit should help spur additional wind and solar development, and we believe we will benefit from an increase in these projects.

As a result of reduced spending by U.S. utilities on their distribution systems for several years, we believe there is a growing need for sustained investment by utilities on their distribution systems to properly maintain or meet reliability requirements. In 2015 we saw increased bidding activity in some of our electric distribution markets, as economic conditions improved in those areas. We believe that a recovery in the U.S. economy, and in the housing market in particular, over the next few years could provide additional stimulus for spending by our customers on their distribution systems. In addition, we believe there will be a push to strengthen utility distribution systems against major storm-related damage. Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and labor issues. We believe electric utility employee retirements could increase with further economic recovery, which may result in an increase in outsourcing opportunities. We expect to see an incremental increase in distribution opportunities in the U.S. in 2016 and we believe these opportunities will continue to be bid in a competitive market.

We saw increased activity in many of our C&I markets in 2015. Results in our C&I segment improved significantly over the prior year as economic conditions improved. We expect to see continued improvement in both bidding opportunities and margins in our C&I segment in 2016. We expect the long-term growth in our C&I segment to generally track the economic growth of the regions we serve and benefit to the extent economic conditions continue to improve in the markets we serve. In the event economic conditions in these regions continue to improve, we ecpect our operations will benefit.

We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. In 2015 and 2014, we invested in capital expenditures of approximately $46.6 million and $39.0 million, respectively. Most of our capital expenditures supported opportunities in our T&D business. We plan to continue to invest in additional equipment and tooling, substantially through cash flows from operations and cash on hand, with a focus on transmission and distribution but we expect our capital expenditures in 2016 will be reduced from our 2015 capital expenditures as we look to expand our fleet through alternative financing approaches such as leasing. For some years we have been entering into operating leases for some of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. We intend to increase our use of leasing arrangements in 2016, particularly for the acquisition of shorter-lived assets, but will continue to purchase specialty equipment, which provides us with valuable flexibility to take on additional and complex projects.

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

Our future growth may be organic or through strategic acquisitions or joint ventures that we expect will improve our competitive position within our existing markets or expand our geographic footprint. We ended 2015 in a strong financial position, which included cash and cash equivalents of $39.8 million and availability of $155.7 million under our credit facility. We believe that our financial and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility for further strategic investments.

Understanding Backlog

We define backlog as our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts. Backlog may not accurately represent the revenues that we expect to realize during any particular period. Several factors, such as the timing of contract awards, the type and duration of contracts, and the mix of subcontractor and material costs in our projects, can impact our backlog at any point in time. Some of our revenue does not appear in our periodic backlog reporting because the award of the project, as well as the execution of the work, can all take place within the period. For many of our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of MSAs that typically have a one-year to three-year duration from execution. Our backlog only includes projects that have a signed contract or an agreed upon work order to perform work on mutually accepted terms and conditions.

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

Depreciation and Amortization.  We include depreciation on equipment in contract costs. This is common practice in our industry, but can make comparability to other companies difficult. Over the last few years, we have spent a significant amount of capital on property, facilities and equipment, with the majority of such expenditures being used to purchase additional specialized equipment to enhance our fleet and to reduce our reliance on lease arrangements and short term equipment rentals. In 2016 we intend to redeploy our capital by purchasing less equipment and increasing the use of alternative financing approaches, such as leasing, to meet our capital needs. We believe the investment in specialized equipment helps to reduce our costs and improve our margins and provides us with valuable flexibility to take on additional and complex projects. However, in 2016 we intend to procure more of our shorter-lived equipment through leasing arrangements, which will decrease our depreciation expense.

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

Service and Maintenance Compared to New Construction.  In general, new construction work has a higher gross margin than maintenance and repair work. New construction work is often obtained on a fixed-price basis, which carries a higher risk than other types of pricing arrangements because a contractor can bear the risk of increased expenses. As such, we generally bid fixed-price contracts with higher profit margins. We typically derive approximately 10% to 35% of our revenue from maintenance and repair work that is performed under pre-established or negotiated prices or cost-plus pricing arrangements which generally allow us a set margin above our costs. Thus, the mix between new construction work, at fixed-price, and maintenance and repair work, at cost-plus, in a given period will impact gross margin in that period.

Material and Subcontract Costs.  Projects that include a greater amount of material or subcontractor costs can experience lower overall project gross margins as we typically add less mark up to material and subcontractor costs in our bids than what we would to our labor and equipment cost. In addition, successful completion of our contracts may depend on whether our subcontractors successfully fulfill their contractual obligations. If our subcontractors fail to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to incur additional costs and provide additional services in order to make up such shortfalls.

Cost of Material.  On fixed-price contracts where we are required to provide materials, our overall gross margin may be affected if we experience increases in material quantity or higher commodity costs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation, related benefits and employee costs for management and administrative personnel, office rent and utilities, stock compensation, communications, professional fees, depreciation, marketing costs and bad debt expense.

Consolidated Results of Operations

The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated:

	For the year ended December 31,
(dollars in thousands)	2015		2014		2013
Contract revenues	$1,061,681	100.0%	$943,967	100.0%	$902,729	100.0%
Contract costs	939,340	88.5	811,553	86.0	777,852	86.2
Gross profit	122,341	11.5	132,414	14.0	124,877	13.8
Selling, general and administrative expenses	79,186	7.5	73,818	7.8	69,818	7.7
Amortization of intangible assets	571	—	334	—	335	—
Gain on sale of property and equipment	(2,257)	(0.2)	(142)	—	(893)	(0.1)
Income from operations	44,841	4.2	58,404	6.2	55,617	6.2
Other income (expense)
Interest income	25	—	106	—	9	—
Interest expense	(741)	—	(722)	(0.1)	(727)	(0.1)
Other, net	174	—	162	—	(27)	—
Income before provision for income taxes	44,299	4.2	57,950	6.1	54,872	6.1
Income tax expense	16,997	1.6	21,406	2.2	20,113	2.2
Net income	$27,302	2.6%	$36,544	3.9%	$34,759	3.9%

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenues.  Revenues increased $117.7 million, or 12.5%, to $1.062 billion for the year ended December 31, 2015 from $944.0 million for the year ended December 31, 2014. The increase was primarily due to higher T&D revenues and the acquisition of ESB. We benefited from increased spending by our customers and organic growth from new geographic markets, however, our project mix of shorter-duration projects increased while the number of large, multi-year transmission projects declined.

Gross margin.  Gross margin decreased to 11.5% for the year ended December 31, 2015 from 14.0% for the year ended December 31, 2014. Gross margin in 2014 benefited from favorable closeouts on several large, multi-year transmission projects. The remaining year-over-year decline in gross margin was primarily due to lower bid margins caused by increased competition in many of our markets and an increase in the number of shorter duration projects (which affects fleet utilization, labor productivity and mobilization and demobilization costs). Additionally, some of our jobs underperformed in 2015 due to labor productivity below previous estimates as a result of excessive labor turnover, rework on certain jobs and severe weather conditions in some of our markets. Changes in estimates of gross profit on certain projects resulted in gross margin increases of 0.5% for the year ended December 31, 2015. Changes in estimates of gross profit on certain projects, including several large claims or change orders, resulted in gross margin increases of 1.9% for the year ended December 31, 2014.

Gross profit.  Gross profit decreased $10.1 million, or 7.6%, to $122.3 million for year ended December 31, 2015 from $132.4 million for the year ended December 31, 2014, primarily due to lower gross margin partially offset by higher revenues.

Selling, general and administrative expenses.  Selling, general and administrative expenses, which were $79.2 million for the year ended December 31, 2015, increased $5.4 million from $73.8 million for the year ended December 31, 2014. The increase in selling, general and administrative expenses for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to higher personnel and overhead costs to support our organic and acquisitive geographic market expansion, the impact of reversing a $2.3 million legal reserve in the fourth quarter in 2014, $1.4 million related to an executive officer transition and costs associated with the ESB and HCL acquisitions, partially offset by lower bonus and profit sharing costs. As a percentage of revenues, selling, general and administrative expenses decreased to 7.5% for the year ended December 31, 2015 from 7.8% for the year ended December 31, 2014.

Gain on sale of property and equipment.  Gains from the sale of property and equipment in the year ended December 31, 2015 were $2.3 million compared to $0.1 million in the year ended December 31, 2014. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense.  Interest expense was $0.7 million for both of the years ended December 31, 2015 and 2014.

Income tax expense.  The provision for income taxes was $17.0 million for the year ended December 31, 2015, with an effective tax rate of 38.4%, compared to a provision of $21.4 million for the year ended December 31, 2014, with an effective tax rate of 36.9%. The increase in the effective rate was primarily caused by changes in the mix of business between states and the impact of the foreign tax differential.

Net income.  Net income decreased to $27.3 million for the year ended December 31, 2015 from $36.5 million for the year ended December 31, 2014. The decrease was primarily for the reasons stated above.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales:

	For the Year Ended December 31,
	2015		2014
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$794,898	74.9%	$699,595	74.1%
Commercial & Industrial	266,783	25.1	244,372	25.9
Total	$1,061,681	100.0	$943,967	100.0
Operating income (loss):
Transmission & Distribution	$63,155	7.9	$75,439	10.8
Commercial & Industrial	13,592	5.1	16,542	6.8
Total	76,747	7.2	91,981	9.7
Corporate	(31,906)	(3.0)	(33,577)	(3.5)
Consolidated	$44,841	4.2%	$58,404	6.2%

Transmission & Distribution

Revenues for our T&D segment for the year ended December 31, 2015 were $794.9 million compared to $699.6 million for the year ended December 31, 2014, an increase of $95.3 million or 13.6%. While we benefited from increased spending by our customers, our project mix shifted away from large, multi-year transmission projects and included more shorter-duration projects.

Revenues from transmission projects represented 73.9% and 77.8% of T&D segment revenue for the years ended December 31, 2015 and 2014, respectively. Additionally, for the year ended December 31, 2015, measured by revenue in our T&D segment, we provided 48.4% of our T&D services under fixed-price contracts, as compared to 53.1% for the year ended December 31, 2014.

Operating income for our T&D segment for the year ended December 31, 2015 was $63.1 million compared to $75.4 million for the year ended December 31, 2014. Operating income in 2014 benefited from large, multi-year transmission projects. The remaining year-over-year decline in operating income was primarily due to lower bid margins caused by increased competition in many of our markets and an increase in the number of shorter duration projects (which affects fleet utilization, labor productivity and mobilization and demobilization costs). Additionally, some of our jobs underperformed in 2015 due to labor productivity below previous estimates, incremental costs associated with expansion into new geographic markets and severe weather conditions in some of our markets, partially offset by higher revenues. Operating income, as a percentage of revenues, for our T&D segment decreased to 7.9% for the year ended December 31, 2015 from 10.8% for the year ended December 31, 2014.

Commercial & Industrial

Revenues for our C&I segment for the year ended December 31, 2015 were $266.8 million compared to $244.4 million for the year ended December 31, 2014, an increase of $22.4 million or 9.2%, due primarily to the acquisition of ESB. For the year ended December 31, 2015, measured by revenue in our C&I segment, we provided 71.6% of our services under fixed-price contracts, as compared to 41.7% for the year ended December 31, 2014.

Operating income for our C&I segment for the year ended December 31, 2015 was $13.6 million compared to $16.5 million for the year ended December 31, 2014, a decrease of $2.9 million, or 17.6%. The year-over-year decline in operating income compared to the year ended December 31, 2014 was primarily due to lower bid margins caused by increased competition in many of our markets and certain underperforming jobs due to labor productivity below previous estimates as a result of excessive labor turnover and rework and incremental costs associated with expansion into new geographic markets, partially offset by higher revenues. As a percentage of revenues, operating income for our C&I segment decreased to 5.1% for the year ended December 31, 2015 from 6.8% for the year ended December 31, 2014.

Corporate

The decrease in corporate expenses in 2015 was primarily attributable to lower bonus and profit sharing costs.

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

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $39.8 million and working capital of $123.6 million. During the year ended December 31, 2015, consolidated operating activities of our business resulted in net cash flow from operations of $43.0 million compared to $55.0 million for the year ended December 31, 2014. The $12.0 million decline in cash provided by operating activities was primarily due to the $9.2 decline in net income. Cash flow from operations is primarily influenced by demand for our services, operating margins and the type of services we provide our customers. The changes in various working capital accounts (such as: accounts receivable, including retention; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts) are due to both the volume and timing of work performed, the mix of the types of projects and customers and their varying billing requirements as well as settlements of payables and other obligations. In particular, the gross amount of accounts receivable, net, costs and estimated earnings in excess of billings on uncompleted contracts, and billings in excess of costs and estimated earnings on uncompleted contracts used cash of $21.3 million in 2015, net of acquired balances, compared to $3.2 million of cash used in 2014, a year-over-year decline in cash used of $18.1 million.

Days sales outstanding (DSO) was 66.7 days as of December 31, 2015, as compared to 59.8 days at December 31, 2014. The increase of 6.9 days has an impact of approximately $20.3 million in increased working capital, unrelated to volume. This increase is primarily due to timing of collections on our accounts receivable for various projects due to resolution of change orders and project close outs as well as customer mix and size of projects. In addition, billings are impacted by new customer billing processes that require additional efforts to process invoices, as well as requirements under various contracts. DSO is calculated by using the sum of current accounts receivable, net of allowances, retention receivables plus costs and estimated earnings in excess of billings on uncompleted contracts less billing in excess of costs and estimated earnings on uncompleted contracts, divided by average revenues per day during the last quarter.

Accounts payable, which provided $6.7 million in cash in 2015 compared to using $17.3 million in 2014, accounted for a $24.0 million year-over-year change in cash used as a result of an increase in revenue volume and the timing of material purchases and subcontractor payments on contracts. Additionally, year-over-year changes in self-insurance reserves and other liabilities contributed to the year-over-year decline in cash provided by operating activities.

During the years ended December 31, 2015 and 2014, we used net cash of $56.9 million and $38.7 million, respectively, in investing activities. The $56.9 million of cash used in investing activities in the year ended December 31, 2015 consisted of $46.6 million for capital expenditures and $13.1 million to acquire ESB and HCL, partially offset by $2.8 million of proceeds from the sale of equipment.

During the years ended December 31, 2015 and 2014, we used net cash of $23.9 million and $15.1 million, respectively, in financing activities. The $23.9 million of cash used in financing activities in the year ended December 31, 2015 consisted of $27.6 million of cash used to purchase shares of our common stock, which was partially offset by proceeds from stock options and tax benefits related to our stock compensation programs. The $27.6 million of cash used to purchase shares of our common stock consisted of $26.1 million purchased under our Repurchase Program and $1.5 million to purchase shares surrendered by employees to satisfy employee tax obligations under our stock compensation program. On July 30, 2015, our Board of Directors approved an amended Repurchase Program, which increased the program from $25.0 million to $42.5 million and extended the term of the program through August 31, 2016. On December 10, 2015, our Board of Directors approved an amended Repurchase Program, which increased the program from $42.5 million to $67.5 million. As of December 31, 2015, we had $24.8 million of remaining availability to purchase shares under the Repurchase Program. As of December 31, 2015, the Company has spent $42.7 million to repurchase 1,835,120 shares at an average repurchase price of $23.22 since the inception of this program.

We anticipate that our cash and cash equivalents on hand, borrowing capacity under our credit facility, and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, share repurchases and planned capital expenditures. We expect our capital expenditures in 2016 will be lower than the last few years as we look to expand our fleet through an increased use of alternative financing approaches, such as leasing. For some years we have been using operating leases for some of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. We intend to increase our use of leasing arrangements in 2016, particularly for the acquisition of shorter-lived assets, but will continue to purchase specialty equipment, which provides us with valuable flexibility to take on additional and complex projects.

Although we believe that we have adequate cash and availability under our credit facility to meet our liquidity needs, our involvement in any multi-year transmission projects or the acquisition of other companies may require additional capital, depending upon the size of the project or the acquisition and the financial terms of the underlying agreement.

Share Repurchase Amendment

On February 10, 2016 the Board approved amendments to our Repurchase Program to increase the capacity by $75.0 million, modify its provisions to accelerate the pace of share repurchases, and extend the term through April 30, 2017. The amendments increased the overall size of the Repurchase Program to $142.5 million. The Company intends to fund the repurchase program from cash on hand and through borrowings under its credit facility.

Debt Instruments

On December 21, 2011, we entered into a five-year syndicated credit agreement (the “Credit Agreement”) for an initial facility of $175.0 million (the “Facility”). The entire Facility is available for revolving loans and the issuance of letters of credit. We have an option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $75.0 million upon receipt of additional commitments from new or existing lenders. Up to $25.0 million of the Facility is available for swingline loans.

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

Under the Credit Agreement, we are subject to certain financial covenants, a Leverage Ratio and an interest coverage ratio (“Interest Coverage Ratio”), defined under the Credit Agreement as Consolidated EBITDA divided by interest expense. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens. We were in compliance with all covenants at December 31, 2015.

As of December 31, 2015 and 2014, we had no debt outstanding, $155.7 million available for borrowing under our Credit Agreement and approximately $19.3 million in irrevocable standby letters of credit outstanding under our Credit Agreement at an interest rate of 1.125%. The Facility expires on December 21, 2016 and we anticipate that we will be able to renew the Facility before it expires, but we can give no assurance that we can do so on favorable terms, if at all.

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

Leases

We enter into non-cancelable operating leases for some of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. At December 31, 2015, we had no leases with residual value guarantees.

We typically have purchase options on the equipment underlying our long-term operating leases and many of our short-term rental arrangements. We exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive.

Purchase Commitments for Construction Equipment

As of December 31, 2015, we had approximately $2.2 million in outstanding purchase obligations for certain construction equipment to be paid, with most of the cash outlay scheduled to occur over the first three months of 2016.

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

At December 31, 2015, we had $19.3 million in irrevocable standby letters of credit outstanding under our Credit Agreement at an interest rate of 1.125%, including $17.5 million related to the Company’s payment obligation under its insurance programs and approximately $1.8 million related to contract performance obligations.

Performance and Payment Bonds

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreement with the surety, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Facility. To date, we have not been required to make any reimbursements to the surety for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. As of December 31, 2015, an aggregate of approximately $912.0 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $87.0 million as of December 31, 2015.

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

Contractual Obligations

As of December 31, 2015, our future contractual obligations are as follows:

(in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Other
Operating lease obligations	$4,567	$1,717	$1,977	$807	$66	$—
Purchase obligations	2,164	2,164	—	—	—	—
Income tax contingencies	564	—	—	—	—	564
Total	$7,295	$3,881	$1,977	$807	$66	$564

Excluded from the above table are our multi-employer pension plan contributions, which are determined annually, based on our union employee payrolls, and which cannot be determined for future periods in advance.

The amount of income tax contingencies has been presented in the “Other” column in the table above due to the fact that the period of future payment cannot be reliably estimated. For further information, refer to Note 10 to the Financial Statements.

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2015, one customer individually exceeded 10.0% of accounts receivable with approximately 13.0% of the total accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of December 31,

2014, one customer individually exceeded 10.0% of accounts receivable with approximately 14.2% of the total accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

Inflation

Inflation did not have a significant effect on our results during the years ended December 31, 2015, 2014 or 2013.

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 — Summary of Significant Accounting Policies in the Notes to the Financial Statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements:

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

Revenues from our construction services are performed under fixed-price, time-and-equipment, time-and-materials, unit-price, and cost-plus fee contracts. For fixed-price contracts, we use the ratio of cost incurred to date on the contract (excluding uninstalled direct materials) to management’s estimate of the contract’s total cost, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract cost includes all direct costs on contracts, including labor and material, subcontractor costs and those indirect costs related to contract performance, such as supplies, fuel, tool repairs and depreciation. We recognize revenues from construction services with fees based on time-and-materials, unit prices, or cost-plus fee as the services are performed and amounts are earned. If contracts include contract incentive or bonus provisions, they are included in estimated contract revenues only when the achievement of such incentive or bonus is reasonably certain.

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

The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottoms up” approach and we believe our experience typically allows us to provide materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include, among others:

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

Insurance.  We carry insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. Our deductible for each line of coverage is up to $1.0 million, except for certain health benefit plans, which are subject to a $0.1 million deductible for qualified individuals. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

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

In 2015, we determined, based on our qualitative analysis, that it was appropriate to perform a two-step analysis. The first step involves a comparison of the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded in the statement of operations. The step one analysis did not indicate that our goodwill or indefinite lived intangible assets were impaired. As a result, no step two analysis was performed.

As a result of the annual qualitative review process in 2014 and 2013, we determined it was not necessary to perform a two-step analysis.

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

As of December 31, 2015, we were not parties to any derivative instruments. We did not use any material derivative financial instruments during the years ended December 31, 2015, 2014 or 2013.

Borrowings under our Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If the prime rate, federal funds rate or LIBOR rises, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest. We had no borrowings outstanding under the Facility as of December 31, 2015. If we had borrowings outstanding under the Facility as of December 31, 2015, the borrowings would have accrued annual interest at the one-month LIBOR in effect at each month end plus a spread of 1.00%, based upon our current Leverage Ratio, as defined in the Credit Agreement.

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our Financial Statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

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

Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the Financial Statements included in this report on Form 10-K, has audited the effectiveness of MYR Group’s internal control over financial reporting as of December 31, 2015 as stated in their report which appears herein.

March 3, 2016

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc.

We have audited the accompanying consolidated balance sheets of MYR Group Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MYR Group Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MYR Group Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 3, 2016

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc.

We have audited MYR Group Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). MYR Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MYR Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MYR Group Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of MYR Group Inc. and our report dated March 3, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 3, 2016

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$39,797	$77,636
Accounts receivable, net of allowances of $376 and $1,179, respectively	187,235	158,101
Costs and estimated earnings in excess of billings on uncompleted contracts	51,486	44,609
Deferred income tax assets	—	11,905
Receivable for insurance claims in excess of deductibles	11,290	12,311
Refundable income taxes	5,617	2,059
Other current assets	7,942	6,880
Total current assets	303,367	313,501
Property and equipment, net of accumulated depreciation of $181,575 and $147,956, respectively	160,678	148,654
Goodwill	47,124	46,599
Intangible assets, net of accumulated amortization of $3,798 and $3,227, respectively	11,362	9,865
Other assets	2,394	1,467
Total assets	$524,925	$520,086
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$73,300	$62,247
Billings in excess of costs and estimated earnings on uncompleted contracts	40,614	38,121
Accrued self insurance	36,967	39,480
Other current liabilities	28,856	31,740
Total current liabilities	179,737	171,588
Deferred income tax liabilities	14,382	24,729
Other liabilities	926	1,216
Total liabilities	195,045	197,533
Commitments and contingencies
Stockholders’ equity
Preferred stock – $0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock – $0.01 par value per share; 100,000,000 authorized shares; 19,969,347 and 20,791,623 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	198	206
Additional paid-in capital	161,342	151,111
Accumulated other comprehensive income	116	13
Retained earnings	168,224	171,223
Total stockholders’ equity	329,880	322,553
Total liabilities and stockholders’ equity	$524,925	$520,086

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands, except per share data)	2015	2014	2013
Contract revenues	$1,061,681	$943,967	$902,729
Contract costs	939,340	811,553	777,852
Gross profit	122,341	132,414	124,877
Selling, general and administrative expenses	79,186	73,818	69,818
Amortization of intangible assets	571	334	335
Gain on sale of property and equipment	(2,257)	(142)	(893)
Income from operations	44,841	58,404	55,617
Other income (expense):
Interest income	25	106	9
Interest expense	(741)	(722)	(727)
Other, net	174	162	(27)
Income before provision for income taxes	44,299	57,950	54,872
Income tax expense	16,997	21,406	20,113
Net income	$27,302	$36,544	$34,759
Income per common share:
– Basic	$1.33	$1.73	$1.65
– Diluted	$1.30	$1.69	$1.61
Weighted average number of common shares and potential common shares outstanding:
– Basic	20,577	20,922	20,821
– Diluted	21,038	21,466	21,431
Net income	$27,302	$36,544	$34,759
Other comprehensive income:
Foreign currency translation adjustment	103	13	—
Other comprehensive income	103	13	—
Total comprehensive income	$27,405	$36,557	$34,759

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
		Shares	Amount
Balance at December 31, 2012	$—	20,747	$206	$154,564	$—	$99,920	$254,690
Net income	—	—	—	—	—	34,759	34,759
Stock issued under compensation plans, net	—	494	4	2,300	—	—	2,304
Tax benefit from stock-based awards	—	—	—	1,305	—	—	1,305
Stock-based compensation expense	—	—	—	3,519	—	—	3,519
Shares repurchased	—	(21)	—	(542)	—	—	(542)
Stock issued – other	—	3	—	56	—	—	56
Balance at December 31, 2013	—	21,223	210	161,202	—	134,679	296,091
Net income	—	—	—	—	—	36,544	36,544
Stock issued under compensation plans, net	—	253	3	1,061	—	—	1,064
Tax benefit from stock-based awards	—	—	—	592	—	—	592
Stock-based compensation expense	—	—	—	4,671	—	—	4,671
Shares repurchased	—	(686)	(7)	(16,440)	—	—	(16,447)
Other comprehensive income	—	—	—	(13)	13	—	—
Stock issued – other	—	2	—	38	—	—	38
Balance at December 31, 2014	—	20,792	206	151,111	13	171,223	322,553
Net income	—	—	—	—	—	27,302	27,302
Stock issued under compensation plans, net	—	413	4	1,919	—	—	1,923
Tax benefit from stock-based awards	—	—	—	1,612	—	—	1,612
Stock-based compensation expense	—	—	—	4,837	—	—	4,837
Shares repurchased	—	(1,236)	(12)	(12,130)	—	(16,336)	(28,478)
Other comprehensive income	—	—	—	—	103	—	103
Reclassification of shares repurchased	—	—	—	13,965	—	(13,965)	—
Stock issued – other	—	—	—	28	—	—	28
Balance at December 31, 2015	$—	19,969	$198	$161,342	$116	$168,224	$329,880

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$27,302	$36,544	$34,759
Adjustments to reconcile net income to net cash flows provided by operating activities –
Depreciation and amortization of property and equipment	37,458	33,089	28,860
Amortization of intangible assets	571	334	335
Stock-based compensation expense	4,837	4,671	3,519
Deferred income taxes	1,558	3,655	381
Gain on sale of property and equipment	(2,257)	(142)	(893)
Other non-cash items	200	139	151
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(17,765)	15,706	(6,227)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,597)	(4,090)	21,254
Receivable for insurance claims in excess of deductibles	1,021	(922)	(10)
Other assets	(5,634)	(1,255)	(2,138)
Accounts payable	6,742	(17,303)	(5,289)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,003	(14,831)	20,363
Accrued self insurance	(2,616)	369	(472)
Other liabilities	(4,823)	(988)	469
Net cash flows provided by operating activities	43,000	54,976	95,062
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,758	320	1,151
Cash paid for acquisitions, net of cash acquired	(13,087)	—	—
Purchases of property and equipment	(46,599)	(39,045)	(42,725)
Net cash flows used in investing activities	(56,928)	(38,725)	(41,574)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,923	725	2,304
Excess tax benefit from stock-based awards	1,720	615	1,323
Repurchase of common shares	(27,582)	(16,447)	(542)
Other financing activities	28	38	56
Net cash flows provided by (used in) financing activities	(23,911)	(15,069)	3,141
Net increase (decrease) in cash and cash equivalents	(37,839)	1,182	56,629
Cash and cash equivalents:
Beginning of period	77,636	76,454	19,825
End of period	$39,797	$77,636	$76,454
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes payments	$16,960	$17,403	$18,115
Interest payments	591	577	571
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	1,328	749	804
Noncash financing activities:
Share repurchases that have not settled	896	—	—

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies

Organization and Business

MYR Group Inc. (the “Company”) is a holding company of specialty electrical construction service providers and is currently conducting operations through wholly-owned subsidiaries including: The L. E. Myers Co., a Delaware corporation; Harlan Electric Company, a Michigan corporation; Great Southwestern Construction, Inc., a Colorado corporation; Sturgeon Electric Company, Inc., a Michigan corporation; MYR Transmission Services, Inc., a Delaware corporation; E.S. Boulos Company, a Delaware corporation; High Country Line Construction, Inc., a Nevada corporation; MYR Group Construction Canada, Ltd., a British Columbia corporation; MYR Transmission Services Canada, Ltd., a British Columbia corporation; and Northern Transmission Services, Ltd., a British Columbia corporation.

The Company performs construction services in two business segments: Transmission and Distribution (“T&D”), and Commercial and Industrial (“C&I”). T&D customers include investor-owned utilities, cooperatives, private developers government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. The Company provides a broad range of services, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair. The Company also provides C&I electrical contracting services to general contractors, commercial and industrial facility owners, local governments and developers in the western and northeastern United States.

Significant Accounting Policies

Consolidation

The accompanying Financial Statements include the results of operations of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated.

Reclassification

A reclassification was made in the current year presentation of the consolidated balance sheets and consolidated statements of stockholder’s equity. The Company adjusted the classification of the impact of shares repurchased, which had previously been recorded as a deduction to additional paid-in capital, to a deduction allocated between additional paid-in capital and retained earnings. As a result of this reclassification, retained earnings were reduced by $14.0 million and additional paid-in capital was increased by the same amount. Additionally, comprehensive income associated with the start-up of the Company’s Canadian operations, which was included in additional paid-in capital in the December 31, 2014 balance sheet, was reclassified to accumulated other comprehensive income.

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

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, the Company’s profit recognition. These changes, which include contracts with estimated costs in excess of estimated revenues, are recognized in contract costs in the period in which the revisions are determined. At the point the Company anticipates a loss on a contract, the Company estimates the ultimate loss through completion and recognizes that loss in the period in which the possible loss was identified. If contracts include contract incentive or bonus provisions, they are included in estimated contract revenues only when the achievement of such incentive or bonus is reasonably certain.

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

Total revenues do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales taxes. Sales tax and value added tax collected from customers is included in other current liabilities on our consolidated balance sheets.

Foreign Currency

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on foreign currency denominated balances, are recorded in the “other, net” line on the consolidated statements of operations. For the year ended December 31, 2015, the Company recorded $0.3 million of foreign currency losses.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

The most significant estimates are related to estimates of costs to complete on contracts, insurance reserves, income tax reserves, estimates surrounding stock-based compensation, the recoverability of goodwill and intangibles and accounts receivable reserves. Actual results could differ from these estimates.

During 2015, 2014 and 2013, the Company revised its cost estimates on several large multi-year transmission projects, which resulted in the recognition of approximately 0.5%, 1.9% and 0.8% of incremental

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

gross margin, respectively. During 2015, the incremental gross margin resulted in $5.9 million of additional income from operations, $3.6 million of additional net income, and increased diluted earnings per share by $0.17. During 2014, the incremental gross margin resulted in $18.4 million of additional income from operations, $11.6 million of additional net income, and increased diluted earnings per share by $0.54. During 2013, the incremental gross margin resulted in $7.7 million of additional income from operations, $4.9 million of additional net income, and increased diluted earnings per share by $0.23.

Advertising

Advertising costs are expensed when incurred. Advertising costs, included in selling, general and administrative expenses, were $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Interest and penalties related to uncertain income tax positions are included in income tax expense in the accompanying consolidated statements of operations. Interest and penalties actually incurred are charged to interest expense and the “other, net” line, respectively.

Stock-Based Compensation

The Company determines compensation expense for stock-based awards based on their estimated fair value at the grant date and recognizes the related compensation expense over the vesting period or requisite service period, whichever is shorter. The Company uses the straight-line attribution method to recognize compensation expense related to stock-based awards that have graded vesting and only service conditions. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense is adjusted for changes in estimated and actual forfeitures. The Company uses historical data to estimate the forfeiture rate that it uses; however, these estimates are subject to change and may impact the value that will ultimately be recognized as stock compensation expense. The Company recognizes stock-based compensation expense related to market-based performance awards based on the grant date fair value, which is computed using a Monte Carlo simulation, net of forfeitures. The Company recognizes stock-based compensation expense related to non-market-based performance awards according to its determination of the potential achievement of the performance target at each reporting date, net of estimated forfeitures.

Earnings Per Share

The Company computes earnings per share using the treasury stock method unless the two-class method is more dilutive. The Company computed earnings per share for the year ended December 31, 2015 using the treasury stock method. Under the treasury stock method, basic earnings per share are computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period, and diluted earnings per share are computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

For the years ended December 31, 2014 and 2013, the Company computed earnings per share using the two-class method because that method resulted in a more dilutive effect than the treasury stock method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

participating securities according to dividends declared and participation rights in undistributed earnings. Under the two-class method, the Company’s unvested grants of restricted stock that contained non-forfeitable rights to dividends were treated as participating securities and were excluded from the computation of basic and diluted earnings per share. All shares of restricted stock granted since 2013 are not participating because the grant agreements contain provisions that dividends, if declared, will be forfeited if the grantee leaves the Company before the stock is vested.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2015 and 2014, the Company held its cash in checking accounts or in highly liquid money market funds.

Accounts Receivable and Allowance for Doubtful Accounts

The Company does not charge interest to its customers and carries its customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contract and acceptance by the customer, or earlier as provided by the contract. Based on the Company’s experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. The Company estimates that approximately 90% of retainage recorded at December 31, 2015 will be collected within one year.

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

Classification of Construction Contract-related Assets and Liabilities

Costs and estimated earnings in excess of billings on uncompleted contracts are presented as a current asset in the accompanying consolidated balance sheets, and billings in excess of costs and estimated earnings on uncompleted contracts are presented as a current liability in the accompanying consolidated balance sheets. The Company’s contracts vary in duration, with the duration of some larger contracts exceeding one year. Consistent with industry practices, the Company includes the amounts realizable and payable under contracts, which may extend beyond one year, in current assets and current liabilities. These balances are generally settled within one year.

Construction Materials Inventory

When required, the Company provides construction materials for projects. Construction materials which have not yet been installed are included in construction materials inventory. Construction materials inventories are stated at the lower of cost or market, as determined by the specific identification method. As of December 31, 2015 and 2014, the Company did not carry any construction materials inventory.

Property and Equipment

Property and equipment is carried at cost. Depreciation is computed using the straight-line method over estimated useful lives. Major modifications or refurbishments which extend the useful life of the assets are capitalized and depreciated over the adjusted remaining useful life of the assets. Upon retirement or

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

disposition of property and equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized into income from operations. The cost of maintenance and repairs is charged to expense as incurred. Additional financial information related to our property and equipment is provided in Note 6 to the Financial Statements.

The Company leases certain real estate, construction equipment and office equipment. Real estate is generally leased for terms up to ten years in duration. No new construction equipment leases have been entered into since 2010, although the Company continues to rent some equipment under short-term, cancelable agreements. The terms and conditions of leases, if material, are reviewed at inception to determine the classification (operating or capital) of the lease. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with Accounting Standards Codification (“ASC”) Topic 840-10-25.

Insurance

The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. The deductible for each line of coverage is up to $1.0 million, except for certain of the Company’s health insurance benefit plans, which are subject to a $0.1 million deductible for qualified individuals. Losses up to the deductible amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

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

In 2015, the Company determined, based on our qualitative analysis, that it was appropriate to perform a two-step analysis. The first step involves a comparison of the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded in the

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

statement of operations. The step one analysis did not indicate that the Company’s goodwill or indefinite lived intangible assets were impaired. As a result, no step two analysis was performed.

As a result of the annual qualitative review process in 2014 and 2013, the Company determined it was not necessary to perform a two-step analysis. Additional financial information related to our goodwill and intangible assets is provided in Note 7 to the Financial Statements.

Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalent balances with large financial institutions which are believed to be high quality institutions.

The Company grants trade credit under normal payment terms, generally without collateral, to its customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, the Company may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2015, one customer individually exceeded 10.0% of consolidated accounts receivable with an aggregate of approximately 13.0% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of December 31, 2014, one customer individually exceeded 10.0% of consolidated accounts receivable with an aggregate of approximately 14.2% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). The Company believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

The Company is subject to a concentration of risk because it derives a significant portion of its revenues from a few customers. The Company’s top ten customers accounted for approximately 44.6%, 46.5% and 57.8% of consolidated revenues for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015, 2014 and 2013, no single customer accounted for more than 10.0% of annual revenues.

As of December 31, 2015, approximately 91% of the Company’s craft labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, the Company cannot be certain that strikes or work stoppages will not occur in the future.

Recent Accounting Pronouncements

Changes to U.S. GAAP are typically established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. The Company, based on its assessment, determined that any recently issued or proposed ASUs not listed below are either not applicable to the Company or have minimal impact on its Financial Statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with a duration of one year of more are treated. Under this guidance, lessees will be required to recognize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, those that contain provisions similar to capitalized leases, are amortized like capital leases are under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The Company is evaluating the impact this pronouncement will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on the Company’s Financial Statements.

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

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 simplify the accounting for, and presentation of, deferred taxes by eliminating the need to separately classify the current amount of deferred tax assets or liabilities. Instead, aggregated deferred tax assets and liabilities are classified and reported as non-current assets or liabilities. The update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been issued. The Company elected to prospectively adopt ASU 2015-17 on December 31, 2015 and reclassified all deferred tax assets in current assets to deferred income tax liabilities. The adoption of ASU 2015-17 did not have a significant impact on the Company’s Financial Statements.

In September 2015, the FASB issued ASU 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 simplify the accounting for adjustments to provisional amounts by eliminating the requirements to record those adjustments retrospectively. The update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been issued. The Company elected to adopt ASU 2015-16 in September 2015, which did not have a significant impact on the Company’s Financial Statements.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

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

2. Acquisitions

E.S. Boulos Company

On April 13, 2015, the Company acquired substantially all of the assets of E.S. Boulos Company (“ESB”), one of New England’s largest and most experienced electrical contractors with over 95 years in operation, from a subsidiary of Eversource Energy. The total consideration paid was approximately $11.4 million, subject to working capital adjustments, which was funded through existing cash resources of the Company. Headquartered in Westbrook, Maine, ESB offers construction capabilities under the Company’s T&D segment, including substation, transmission and distribution construction. ESB also provides commercial and industrial electrical construction under its C&I segment, including a wide range of commercial electrical construction services.

The results of operations for ESB are included in the Company’s consolidated statement of operations and the T&D and C&I segments from the date of acquisition. Costs of approximately $0.4 million related to the acquisition were included in selling, general and administrative expenses in the consolidated statement of operations. The purchase accounting for ESB was complete as of December 31, 2015. The following table summarizes the allocation of the opening balance sheet from the date of acquisition through December 31, 2015:

(in thousands)	(as of acquisition date) April 13, 2015	Measurement Period Adjustments	(adjusted acquisition amounts as of) December 31, 2015
Total consideration	$11,374	$—	$11,374
Accounts receivable	$10,662	$—	$10,662
Costs and estimated earnings in excess of billings on uncompleted contracts	2,102	—	2,102
Other current assets	59	—	59
Property and equipment	1,778	253	2,031
Intangible assets	—	2,068	2,068
Accounts payable	(3,621)	—	(3,621)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,490)	—	(1,490)
Other current liabilities	(437)	—	(437)
Net identifiable assets	9,053	2,321	11,374
Goodwill	$2,321	$(2,321)	$—

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

2. Acquisitions  – (continued)

The following table summarizes the estimated fair values of identifiable intangible assets (level 3 valuations) and the related weighted average amortization periods by type as of the respective acquisition dates for the 2015 acquisitions.

(in thousands)	Estimated Fair Value at Acquisition Date	Weighted Average Amortization Period at Acquisition Date
	(in thousands)	(in years)
Customer relationships	$1,129	12.7
Backlog	244	1.0
Trade names	695	15.0
Total intangible assets	$2,068

High Country Line Construction, Inc.

On November 24, 2015, the Company acquired all of the outstanding common stock of High Country Line Construction, Inc. (HCL). The acquisition of HCL expands the Company’s T&D construction services, predominantly in the western United States. The preliminary acquisition date fair value of consideration transferred was $1.7 million, net of cash acquired, of which $0.5 million was preliminarily allocated to goodwill. The Company’s process of valuing the acquired assets and liabilities is in its preliminary stages. Costs of approximately $0.2 million related to the acquisition were included in selling, general and administrative expenses in the consolidated statement of operations.

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

As of December 31, 2015 and 2014, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs.

4. Accounts Receivable

Accounts receivable consisted of the following at December 31:

(in thousands)	2015	2014
Contract receivables	$159,794	$120,295
Contract retainages	27,474	38,379
Other	343	606
	187,611	159,280
Less: Allowance for doubtful accounts	(376)	(1,179)
	$187,235	$158,101

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

4. Accounts Receivable  – (continued)

The roll-forward of activity in the allowance for doubtful accounts was as follows for the years ended December 31:

(in thousands)	2015	2014	2013
Balance at beginning of period	$1,179	$1,132	$1,305
Less: Reduction in (provision for) allowances	528	(96)	159
Less: Write offs, net of recoveries	275	49	14
Balance at end of period	$376	$1,179	$1,132

5. Contracts in Process

The net asset position for contracts in process consisted of the following at December 31:

(in thousands)	2015	2014
Costs and estimated earnings on uncompleted contracts	$2,153,085	$1,746,507
Less: Billings to date	2,142,213	1,740,019
	$10,872	$6,488

The net asset position for contracts in process is included in the accompanying consolidated balance sheets as follows at December 31:

(in thousands)	2015	2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$51,486	$44,609
Billings in excess of costs and estimated earnings on uncompleted contracts	(40,614)	(38,121)
	$10,872	$6,488

6. Property and Equipment

Property and equipment consisted of the following at December 31:

(dollars in thousands)	Estimated Useful Life in Years	2015	2014
Land	—	$5,782	$4,813
Buildings and improvements	3 to 39	21,401	16,898
Construction equipment	3 to 12	308,628	269,121
Office equipment	3 to 10	6,442	5,778
		342,253	296,610
Less: Accumulated depreciation and amortization		(181,575)	(147,956)
		$160,678	$148,654

Depreciation and amortization expense of property and equipment for the years ended December 31, 2015, 2014 and 2013 was $37.5 million, $33.1 million and $28.9 million, respectively.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

7. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following at December 31:

	2015			2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
T&D	$40,567	$—	$40,567	$40,042	$—	$40,042
C&I	6,557	—	6,557	6,557	—	6,557
Total goodwill	47,124	—	47,124	46,599	—	46,599
Amortizable Intangible Assets
Backlog	765	695	70	521	521	—
Customer relationships	5,144	3,103	2,041	4,015	2,706	1,309
Trade names	695	—	695	—	—	—
Indefinite-lived Intangible Assets
Trade names	8,556	—	8,556	8,556	—	8,556
Total Intangible assets	15,160	3,798	11,362	13,092	3,227	9,865
	$62,284	$3,798	$58,486	$59,691	$3,227	$56,464

The increase in the gross carrying amount of goodwill and intangible assets as of December 31, 2015 compared to December 31, 2014 was due to the ESB and HCL acquisitions. Additional financial information related to the these acquisitions is provided in Note 2 to the Financial Statements.

Customer relationships and backlog are being amortized on a straight-line method over an estimated useful life of approximately 12 years and 1 year, respectively, and have been determined to have no residual value. Amortizable trade names are being amortized on a straight-line method over an estimated useful life of approximately 15 years. Infinite-lived trade names have been determined to have indefinite lives and, therefore, are not being amortized. Intangible asset amortization expense was $0.6 million for the year ended December 31, 2015 and $0.3 million for the years ended December 31, 2014 and 2013. Intangible asset amortization expense for the years subsequent to December 31, 2015 is expected to be approximately $0.5 million in 2016, $0.4 million for the years 2017 and 2018 and $0.1 million for each of the years from 2019 to 2026.

8. Accrued Liabilities

Other current liabilities consisted of the following at December 31:

(in thousands)	2015	2014
Payroll and incentive compensation	$10,499	$11,432
Union dues and benefits	8,182	6,721
Profit sharing and thrift plan	1,294	4,760
Taxes, other than income taxes	3,578	3,709
Legal settlements	—	302
Other	5,303	4,816
	$28,856	$31,740

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

9. Debt and Borrowing Arrangements

On December 21, 2011, the Company entered into a five-year syndicated credit agreement (the “Credit Agreement”) with a facility of $175.0 million (the “Facility”). The entire Facility is available for revolving loans and the issuance of letters of credit. The Company has an option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $75.0 million upon receipt of additional commitments from new or existing lenders. Up to $25.0 million of the Facility is available for swingline loans.

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

Subject to certain exceptions, the Facility is secured by substantially all of the United States assets of the Company and its subsidiaries and by a pledge of all of the capital stock of the Company’s subsidiaries. The Company’s subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. The Credit Agreement provides for customary events of default. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable.

Under the Credit Agreement, the Company is subject to certain financial covenants and must maintain a maximum Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, (“Interest Coverage Ratio”), defined under the Credit Agreement as Consolidated EBITDA divided by interest expense. The Company was in compliance with the financial covenants at December 31, 2015, as well as in all previous quarters. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

The Company had no revolving loans outstanding as of December 31, 2015 and 2014. As of December 31, 2015 and 2014, the Company had approximately $19.3 million in irrevocable standby letters of credit outstanding at an interest rate of 1.125%. The Company had $155.7 million available for borrowing under the Facility as of December 31, 2015.

10. Income Taxes

Income before income taxes by geographic area was, for the years ended December 31:

(in thousands)	2015	2014	2013
Federal	$45,456	$57,950	$54,872
Foreign	(1,157)	—	—
	$44,299	$57,950	$54,872

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

10. Income Taxes  – (continued)

The income tax provision consisted of the following for the years ended December 31:

(in thousands)	2015	2014	2013
Current
Federal	$12,433	$14,720	$16,812
State	3,006	3,031	2,920
	15,439	17,751	19,732
Deferred
Federal	1,553	3,154	218
Foreign	(272)	—	—
State	277	501	163
	1,558	3,655	381
Income tax expense	$16,997	$21,406	$20,113

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for continuing operations were as follows for the years ended December 31:

	2015	2014	2013
U.S federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax expense	4.6	3.6	3.5
Provision to return adjustments, net	0.5	0.2	(0.3)
Tax differential on foreign earnings	0.3	—	—
Domestic production/manufacturing deduction	(2.4)	(2.3)	(2.0)
Non-deductible meals and entertainment	0.6	0.4	0.4
Expiration of uncertain tax positions	(0.4)	—	—
Other, net	0.2	—	0.1
Effective rate	38.4%	36.9%	36.7%

The net deferred tax assets and (liabilities) arising from temporary differences was as follows at December 31:

(in thousands)	2015	2014
Deferred income tax assets:
Self insurance reserves	$7,464	$8,369
Contract loss reserves	240	72
Stock-based awards	3,986	4,420
Bonus	2,497	2,578
Other	960	886
Total deferred income tax assets	15,147	16,325
Deferred income tax liabilities:
Property and equipment – tax over book depreciation	(25,859)	(25,350)
Intangible assets – tax over book amortization	(3,670)	(3,799)
Total deferred income tax liabilities	(29,529)	(29,149)
Net deferred income taxes	$(14,382)	$(12,824)

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

10. Income Taxes  – (continued)

As of December 31, 2015, the Company had no undistributed earnings of our Canadian subsidiary. We expect future earnings to be reinvested. Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made.

The Company is subject to taxation in various jurisdictions. The Company is currently under examination by U.S. federal authorities for the open tax years 2012 through 2014 and subject to examination by various state authorities for the years 2011 through 2014.

The Company has recorded a liability for unrecognized tax benefits related to tax positions taken on its various income tax returns. If recognized, the entire amount of unrecognized tax benefits would favorably impact the effective tax rate that is reported in future periods. The Company anticipates the total unrecognized tax benefits will be reduced within the next 12 months due to the lapses in the applicable statutes of limitations, as well as pending federal tax settlements for the three years under examination. The adjustment related to these items is estimated at approximately $0.3 million. Interest and penalties related to uncertain income tax positions are included as a component of income tax expense in the Financial Statements.

The following is a reconciliation of the beginning and ending liability for unrecognized tax benefits at December 31:

(in thousands)	2015	2014
Balance at beginning of period	$507	$657
Gross increases in current period tax positions	62	93
Gross increases in prior period tax positions	19	—
Gross decreases in prior period tax positions	(163)	(243)
Balance at end of period	425	507
Accrued interest and penalties at end of period	139	223
Total liability for unrecognized tax benefits	$564	$730

The liability for unrecognized tax benefits, including accrued interest and penalties, was included in other liabilities in the accompanying consolidated balance sheets. The amount of interest and penalties charged or credited to income tax expense as a result of the unrecognized tax benefits was not significant in the years ended December 31, 2015, 2014 and 2013.

11. Commitments and Contingencies

Letters of Credit

As of both December 31, 2015 and 2014, the Company had irrevocable standby letters of credit outstanding of approximately $19.3 million, including $17.5 million related to the Company’s payment obligation under its insurance programs and approximately $1.8 million related to contract performance obligations.

Leases

The Company leases real estate, construction equipment and office equipment under operating leases with remaining lease terms ranging from one to less than six years. As of December 31, 2015, future minimum lease payments for these operating leases were as follows: $1.7 million for 2016, $1.1 million for 2017, $0.9 million for 2018, $0.7 million for 2019, $0.1 million for 2020 and $0.1 million for 2021. The Company had no leases in effect in 2015 or 2014 that included guaranteed residual values.

Rent expense includes lease payments as well as rent on items that are rented under cancellable rental agreements. Total rent expense for the years ended December 31, 2015, 2014 and 2013, was $57.2 million, $41.1 million and $51.2 million, respectively.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

11. Commitments and Contingencies  – (continued)

Purchase Commitments for Construction Equipment

As of December 31, 2015, the Company had approximately $2.2 million in outstanding purchase obligations for certain construction equipment, with most of the cash outlay scheduled to occur during the next three months.

Insurance and Claims Accruals

The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. The deductible for each line of coverage is up to $1.0 million, except for certain health benefit plans which are subject to a $0.1 million deductible for qualified individuals. Losses up to the deductible amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the stop loss deductible is included in current assets in the consolidated balance sheets at December 31:

(in thousands)	2015	2014	2013
Balance at beginning of period	$39,480	$39,111	$39,583
Net increases in reserves	15,686	16,220	16,861
Net payments made	(18,199)	(15,851)	(17,333)
Balance at end of period	$36,967	$39,480	$39,111

Insurance expense, including premiums, for workers’ compensation, general liability, automobile liability, employee health benefits, and other coverages for the years ended December 31, 2015, 2014 and 2013 was $23.6 million, $21.0 million and $20.1 million, respectively.

Performance and Payment Bonds

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of December 31, 2015, an aggregate of approximately $912.0 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $87.0 million as of December 31, 2015.

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

Collective Bargaining Agreements

Many of the Company’s subsidiaries’ craft labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from one or more multi-employer pension plans or if the plans were to otherwise become underfunded, the subsidiary could be assessed the funding status of liabilities for additional contributions related to the underfunding of these plans. Although we have been informed that several of the multi-employer pension plans to which our subsidiaries contribute have been classified as being in a “critical” status, we are not currently aware of any potential

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

11. Commitments and Contingencies  – (continued)

significant liabilities related to this issue. See Note 13 to the Financial Statements for further information related to the Company’s participation in multi-employer plans.

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

12. Stock-Based Compensation

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

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

12. Stock-Based Compensation  – (continued)

Shares issued as a result of stock option exercises or stock grants may be made available from authorized unissued shares of common stock or treasury stock. The Company believes that it currently has adequate authorized unissued shares to meet any requirements to issue shares during 2016.

Stock Options

The Company did not award any stock options in 2015 or 2014. Stock options granted prior to 2014 to employees or directors vest ratably over a three- or four-year vesting period and were granted with an exercise price equal to the market price of the Company’s stock on the date of grant. The Company used the Black-Scholes-Merton option-pricing model to estimate the fair value of options as of the date of grant. The resulting compensation costs are amortized on a straight-line basis over the vesting period. The expected term of awards granted under the LTIP was determined using the simplified method as outlined in the applicable guidance because the Company did not have sufficient historical exercise data when the options were granted. The expected volatility was determined based on the historical volatility of the Company’s stock. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. The expected dividend yield was based on the Company’s intent to not issue cash dividends.

The following summarizes the assumptions used in determining the fair value of stock options granted for fixed awards with graded vesting schedules during the year ended December 31, 2013:

2013
Risk-free interest rate	1.0%
Expected dividend yield	0.0%
Weighted average expected volatility	50%
Expected term	6.0 years
Weighted average grant-date fair value	$11.74

Following is a summary of stock option activity for the three-year period ending December 31, 2015:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	1,432,228	$10.34
Granted	111,147	$24.68
Exercised	(390,652)	$5.90
Forfeited	(4,003)	$20.28
Expired	(1,400)	$15.96
Outstanding at December 31, 2013	1,147,320	$13.21	5.1 years	$13,623
Exercised	(134,273)	$7.93
Forfeited	(2,838)	$22.66
Expired	(1,428)	$24.26
Outstanding at December 31, 2014	1,008,781	$13.87	4.2 years	$13,652
Exercised	(267,440)	$7.19
Forfeited	(1,290)	$23.14
Expired	(9,446)	$5.92
Outstanding at December 31, 2015	730,605	$16.40	3.6 years	$3,722
Exercisable at December 31, 2015	698,303	$16.01	3.4 years	$3,722

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

12. Stock-Based Compensation  – (continued)

Other data relating to option activity for the years ended December 31 are as follows:

(dollars in thousands)	2015	2014	2013
Intrinsic value of options exercised	$5,857	$2,383	$6,878
Fair value of options vested	948	1,187	1,047

The following table summarizes information with respect to stock options outstanding and exercisable under the Company’s plans at December 31, 2015:

	Options Outstanding			Options Exercisable
Exercise Price	Number Of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Number Of Options	Weighted- Average Exercise Price
$3.65 – $9.00	42,923	$3.90	0.6 years	42,923	$3.90
$9.01 – $18.00	497,116	$14.62	3.2 years	497,116	$14.62
$18.01 – $24.68	190,566	$23.85	5.1 years	158,264	$23.68
	730,605	$16.40	3.6 years	698,303	$16.01

Restricted Stock

Restricted stock awards granted to non-employee directors and eligible employees in 2015 vest ratably, on an annual basis, over three years. The grant date fair value of the restricted stock was equal to the closing market price of the Company’s common stock on the date of grant. During the restriction period, the restricted stockholders are entitled to the same rights as a common stockholder with respect to the shares, including the right to vote and receive dividends: however, starting with the 2014 grants, any dividends on restricted stock will be deferred and paid only when the stock vests. Restricted stock awards are also subject to certain claw-back provisions, as defined in the grant agreements.

Following is a summary of restricted stock activity for the three-year period ending December 31, 2015:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2013	185,764	$19.54
Granted	76,590	$24.48
Vested	(48,513)	$19.50
Forfeited	(2,125)	$20.03
Outstanding unvested at December 31, 2013	211,716	$21.33
Granted	82,351	$24.46
Vested	(64,657)	$20.85
Forfeited	(9,073)	$21.34
Outstanding unvested at December 31, 2014	220,337	$22.64
Granted	83,236	$29.21
Vested	(102,297)	$22.42
Forfeited	(3,131)	$24.10
Outstanding unvested at December 31, 2015	198,145	$24.48

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

12. Stock-Based Compensation  – (continued)

Phantom Stock Units

Phantom stock unit awards granted to Canadian non-employee directors in 2015 vest ratably, on an annual basis, over three years and are settled in stock. The phantom stock unit agreements contain tandem dividend provisions which allow grantees to accrue and receive dividends, if any are declared and paid. The grant date fair value of the phantom stock units was equal to the closing market price of the Company’s common stock on the date of grant. A total of 3,804 phantom stock units were issued during 2015, at a grant date fair value of $29.57, and are outstanding as of December 31, 2015.

Performance Awards

The Company has granted performance awards under which shares of the Company’s common stock may be earned based on the Company’s performance compared to certain metrics. The number of shares actually earned under a performance award may vary from zero to 200% of the target shares awarded, based upon the Company’s performance compared to the metrics. The metrics used are determined at grant by the Compensation Committee of the Board of Directors and may be either based on performance compared to an internal measure, such as return on invested capital (“ROIC”) or return on equity (“ROE”), or the metric may be based on market performance, such as total shareholder return (“TSR”). The 2015 performance award grants were allocated evenly between two performance metrics; ROIC and relative TSR.

ROIC is defined by the Company as net income, less any dividends, divided by stockholders’ equity plus net debt (total debt less cash and marketable securities) at the beginning of the performance period. The ROIC-based target shares awarded in 2015 were valued at $30.16, which represented the closing price of the Company’s stock on the date of grant and are measured over a three-year performance period ending December 31, 2017.

TSR is defined by the Company as the change in the fair market value, adjusted for dividends, of a company’s stock. The TSR of the Company’s stock will be compared to the TSR of a peer group of companies defined at the time of the grant. For the 2015 grant of TSR-based performance awards, TSR will be calculated using the average stock price of the 20 trading days prior to January 1, 2015 and compared to the average stock price of the 20 trading days prior to December 31, 2017. Because TSR is a market-based performance metric, the Company used a Monte Carlo simulation model to calculate the fair value of the grant made in 2015, which resulted in a fair value of $47.24 per share.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

12. Stock-Based Compensation  – (continued)

Following is a summary of performance share award activity for the three-year period ending December 31, 2015:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2013	74,923	$20.51
Granted at target	46,106	$24.68
Earned for performance above target	11,281	$24.18
Vested	(45,116)	$24.18
Outstanding at December 31, 2013	87,194	$21.29
Granted at target	85,078	$27.69
Earned for performance above target	25,292	$17.48
Vested	(65,237)	$17.48
Forfeited	(5,524)	$24.84
Outstanding at December 31, 2014	126,803	$26.63
Granted at target	69,978	$38.70
Forfeited for performance below target	(3,810)	$24.68
Vested	(40,474)	$24.68
Forfeited	(8,889)	$30.87
Outstanding at December 31, 2015	143,608	$32.68

A total of 40,474 shares, or 91.4% of the target number of shares, were earned by the participants for the performance period ending December 31, 2015. A total of 65,237 shares, or 163.3% of the target number of shares, were earned by the participants for the performance period ending December 31, 2014. A total of 45,116 shares, or 133.3% of the target number of shares, were earned by the participants for the performance period ending December 31, 2013. The 143,608 performance awards outstanding as of December 31, 2015 are split evenly between ROIC performance shares and TSR performance shares.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense of approximately $4.8 million, $4.7 million and $3.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, in selling, general and administrative expenses. As of December 31, 2015, there was approximately $5.7 million of total unrecognized stock-based compensation expense related to awards granted under the LTIP, net of estimated forfeitures. This included $0.1 million of unrecognized compensation cost related to unvested stock options to be recognized over a remaining weighted average vesting period of approximately 0.2 years, $2.9 million of unrecognized compensation cost related to unvested restricted stock expected to be recognized over a remaining weighted average vesting period of approximately 1.6 years and $2.7 million of unrecognized compensation cost related to unvested performance awards, expected to be recognized over a remaining weighted average vesting period of approximately 1.5 years. Award agreements for restricted stock and phantom stock granted to non-employee directors after 2013 contained provisions which call for the vesting of all shares awarded upon change in control or resignation from the board for any reason except breach of fiduciary duty. As a result of these provisions, the fair value of restricted stock granted to the non-employee directors after 2013 was expensed on the date of the grant.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

13. Employee Benefit Plans

The Company has a profit sharing and thrift employee benefit plan in effect for all eligible employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the years ended December 31, 2015, 2014 and 2013 amounted to $3.4 million, $6.9 million, and $4.9 million, respectively. The Company also has an employee benefit plan in effect for certain non-union hourly employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the years ended December 31, 2015, 2014 and 2013 amounted to $0.7 million, $0.6 million and $0.6 million, respectively.

The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees, who are represented by over 100 local unions. The related collective-bargaining agreements between those organizations and the Company, which specify the rate at which the Company must contribute to the multi-employer defined pension plan, expire at different times between 2016 and 2018.

The risks of participating in these multiemployer defined benefit pension plans are different from single-employer plans in the following aspects:

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

The amount of additional funds, if any, that the Company may be obligated to contribute to these plans in the future cannot be estimated due to uncertainty of the future levels of work that require the specific use of union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

13. Employee Benefit Plans  – (continued)

The following table summarizes plan information relating to the Company’s participation in multi-employer defined benefit pension plans, including company contributions for the last three years, the status under the Pension Protection Act (PPA) of the plans and whether the plans are subject to a funding improvement or rehabilitation plan, or contribution surcharges. The most recent zone status is for the plan’s year-end indicated in the table. The zone status is based on information that the Company received from the plan, as well as from publicly available information on the U.S. Department of Labor website. The PPA zone status for plan years ending on December 31, 2015 has not been listed because Forms 5500 were not yet available. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. Also listed in the table below are the Company’s contributions to defined contribution plans. Information in the table has been presented separately for individually significant plans and in the aggregate for all other plans.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status				Contributions to Plan for the Year Ended December 31,			Funding Plan	Surcharge Imposed
		Status	Plan Year End	Status	Plan Year End	2015	2014	2013
						(in thousands)
Defined Benefit Plans:
National Electrical Benefit Fund	53-0181657 001	Green	12/31/2014	Green	12/31/2013	$6,930	$6,330	$6,048	No	No
Eighth District Electrical Management Pension Fund	84-6100393 001	Green	3/31/2015	Green	3/31/2014	5,598	5,197	5,672	No	No
IBEW Local 769 Management Pension Plan	86-6049763 001	Green	6/30/2014	Green	6/30/2013	2,120	1,833	1,291	No	No
IBEW Local 1249 Pension Plan	15-6035161 001	Yellow	12/31/2014	Yellow	12/31/2013	2,042	2,103	3,147	Yes	No
Defined Contribution Plans:
National Electrical Annuity Plan	52-6132372 001		n/a		n/a	24,226	20,694	21,002	n/a	n/a
Eighth District Electrical Pension Fund Annuity Plan	84-6100393 002		n/a		n/a	3,700	3,553	2,427	n/a	n/a
All other plans:						8,070	5,114	4,300
Total Contributions:						$52,686	$44,824	$43,887

The data presented in the table above represents data available to us for the two most recent plan years. Total contributions to these plans correspond to the number of union employees employed at any given time and the plans in which they participate and varies depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with such projects.

One of the Company’s subsidiaries was listed in the Eighth District Electrical Pension Fund’s Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan years ending March 31, 2015, 2014 and 2013 and the IBEW local 769 Management Pension Fund’s Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan years ending June 30, 2014 and 2013. Another of the company’s subsidiaries was listed in the IBEW Local 1249 Pension Plan’s Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan years ending December 31, 2014 and 2013.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

14. Segment Information

MYR Group is a specialty contractor serving the U.S. electrical infrastructure market. It also has operations in parts of Canada. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which includes safety, professional fees, management fees, and intangible amortization. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

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

Commercial and Industrial:  The C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems. C&I segment services are generally performed in the western and northeastern United States.

The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Contract revenues:
T&D	$794,898	$699,595	$722,387
C&I	266,783	244,372	180,342
	$1,061,681	$943,967	$902,729
Income from operations:
T&D	$63,155	$75,439	$81,413
C&I	13,592	16,542	10,423
General Corporate	(31,906)	(33,577)	(36,219)
	$44,841	$58,404	$55,617

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

14. Segment Information  – (continued)

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

(in thousands)	2015	2014
T&D	$204,309	$190,105
C&I	92,939	69,640
Other	227,677	260,341
	$524,925	$520,086

An allocation of total depreciation, including depreciation of shared construction equipment, and amortization to each segment is as follows:

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Depreciation and amortization
T&D	$35,456	$30,957	$27,545
C&I	2,573	2,466	1,650
	$38,029	$33,423	$29,195

For the year ended December 31, 2015, the Company had Canadian contract revenues of $1.5 million, of which $1.4 million and $0.1 million is attributable to the T&D and C&I segments, respectively. The Company had no Canadian contract revenues in the years ended December 31, 2014 and 2013. As of December 31, 2015, $1.9 million of identifiable assets were attributable to Canadian operations.

15. Earnings Per Share

The Company computes earnings per share using the treasury stock method unless the two-class method is more dilutive. The Company computed earnings per share for the year ended December 31, 2015 using the treasury stock method. Under the treasury stock method, basic earnings per share are computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period, and diluted earnings per share are computed by dividing net income available to shareholders by share is computed using the weighted average number of common shares outstanding during the period adjusted for plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

For the years ended December 31, 2014 and 2013, the Company computed earnings per share using the two-class method because that method resulted in a more dilutive effect than the treasury stock method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under the two-class method, the Company’s unvested grants of restricted stock that contained non-forfeitable rights to dividends were treated as participating securities and were excluded from the computation of basic and diluted earnings per share. All shares of restricted stock granted since 2013 are not participating because the grant agreements contain provisions that dividends, if declared, will be forfeited if the grantee leaves the Company before the stock is vested.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

15. Earnings Per Share  – (continued)

Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Numerator:
Net income	$27,302	$36,544	$34,759
Less: Net income allocated to participating securities	—	(277)	(336)
Net income available to common shareholders	$27,302	$36,267	$34,423
Denominator:
Weighted average common shares outstanding	20,577	20,922	20,821
Weighted average dilutive securities	461	544	610
Weighted average common shares outstanding, diluted	21,038	21,466	21,431
Income per common share, basic	$1.33	$1.73	$1.65
Income per common share, diluted	$1.30	$1.69	$1.61

For the years ended December 31, 2015, 2014 and 2013, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities. The following table summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

(In thousands)	2015	2014	2013
Stock options	3	100	220
Performance awards	34	—	—

Share Repurchase Program

On July 30, 2015, the Company increased its stock repurchase program (the “Repurchase Program”) from $25.0 million to $42.5 million, and extended the term of the program through August 31, 2016. On December 10, 2015 the Company increased the Repurchase Program by $25.0 million to $67.5 million

During 2015 the Company repurchased 1,183,862 shares of common stock (at a weighted-average price of $22.84 per share) under the Repurchase Program. The total cost of $27.0 million, $26.1 million of which had settled as of December 31, 2015, was recorded as a reduction of common stock, additional paid-in capital and retained earnings in 2015. Under the Repurchase Program, all shares repurchased are retired and returned to authorized but unissued stock. The remaining availability to purchase shares under the Repurchase Program was $24.8 million as of December 31, 2015.

On February 10, 2016 the Company increased the Repurchase Program by $75.0 million to $142.5 million, amended the provisions of the plan to accelerate the pace of repurchases, and extended the program through April 30, 2017.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

16. Quarterly Financial Data (Unaudited)

The following table presents the unaudited consolidated operating results by quarter for the years ended December 31, 2015 and 2014:

	For the Three Months Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
2015:
Revenues	$244,148	$276,488	$269,861	$271,184
Gross profit	29,374	31,736	28,620	32,611
Net income	7,172	8,074	6,175	5,881
Basic earnings per share	$0.35	$0.39	$0.30	$0.29
Diluted earnings per share	$0.34	$0.38	$0.29	$0.29
2014:
Revenues	$215,638	$228,877	$248,473	$250,979
Gross profit	27,080	30,528	32,724	42,082
Net income	6,272	7,741	8,404	14,127
Basic earnings per share	$0.30	$0.36	$0.40	$0.68
Diluted earnings per share	$0.29	$0.36	$0.39	$0.66

Earnings per share amounts for each quarter are required to be computed independently using the weighted average number of shares outstanding during the period. As a result, the sum of the individual quarterly earnings per share amounts may not agree to the earnings per share calculated for the year.

Gross profit in the fourth quarter of 2014 benefited from higher levels of claim settlements and change orders.

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

Management, together with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance related to the matters stated in the above paragraph as of December 31, 2015.

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

This annual report on Form 10-K includes a report of management’s assessment regarding internal control over financial reporting (see “Management’s Report on Internal Control over Financial Reporting”) and an attestation report of our independent registered public accounting firm regarding internal control over financial reporting (see “Report of Independent Registered Public Accounting Firm”).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this Item 10 related to our directors is incorporated by reference to the information to be included under “Proposal No. 1. Election of Directors” of our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 28, 2016 (“2016 Proxy Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information to be included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference to the information to be included under the heading “Nominating and Corporate Governance Committee Matters — Criteria for Nomination to the Board of Directors and Diversity” in our 2016 Proxy Statement. Information about our Audit Committee, including its members, and our Audit Committee financial experts, is incorporated by reference to the information to be included under the headings “Audit Committee Matters” in our 2016 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled “Executive Officers” in Part I of this Annual Report on Form 10-K.

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

The information required by this Item 11 is incorporated by reference to the information to be included in our 2016 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Compensation Committee Matters — Compensation Committee Report for the Year Ended December 31, 2015.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the information to be included in our 2016 Proxy Statement under the headings “Ownership of Equity Securities,” and “Compensation Discussion and Analysis.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the information to be included in our 2016 Proxy Statement under the headings “Certain Relationship and Related Person Transactions” and “Corporate Governance — Director Independence.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the information to be included in our 2016 Proxy Statement under the heading “Audit Committee Matters — Independent Auditors’ Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
i)	Documents filed as part of this Report
(1)	The following Financial Statements are filed herewith in Item 8 of Part II above.
(a)	Report of Management
(b)	Reports of Independent Registered Public Accounting Firm
(c)	Consolidated Balance Sheets
(d)	Consolidated Statements of Operations
(e)	Consolidated Statements of Comprehensive Income
(f)	Consolidated Statements of Stockholders’ Equity
(g)	Consolidated Statements of Cash Flows
(h)	Notes to Financial Statements
ii)	Financial Statement Schedules

All other supplemental schedules are omitted because of the absence of conditions under which they are required, or the required information is shown in the notes to the Financial Statements.

iii)	Exhibit List

Number	Description
3.1	Restated Certificate of Incorporation, incorporated by reference to exhibit 3.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014
3.2	Amended and Restated By-Laws, incorporated by reference to exhibit 3.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on December 22, 2015
4.1	Registration Rights Agreement, dated December 20, 2007, between the Registrant and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-148864), filed with the SEC on January 25, 2008
4.2	Specimen Common Stock Certificate, incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-1/A (File No. 333-148864), filed with the SEC on July 14, 2008
10.1	Credit Agreement, dated December 21, 2011, between the Registrant and J.P. Morgan Chase Bank, N.A., Bank of America, N.A., PNC Bank, National Association, BMO Harris Bank N.A and Wells Fargo Bank, National Association, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on December 23, 2011
10.2	Pledge and Security Agreement, dated December 21, 2011, between the Registrant, certain of its Subsidiaries and J.P. Morgan Chase Bank, N.A., in its capacity as administrative agent for the lenders party to the Credit Agreement, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on December 23, 2011
10.3	Guaranty, dated December 21, 2011, between certain Subsidiaries of the Registrant in favor of J.P. Morgan Chase Bank, N.A., as administrative agent for the benefit of the Holders of Secured Obligations under the Credit Agreement, incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on December 23, 2011
10.4	Amended and Restated 2006 Stock Option Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-08325), filed with the SEC on August 10, 2009+
10.5	Form of Option Award under 2006 Stock Option Plan, incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-08325), filed with the SEC on August 10, 2009+
10.6	MYR Group Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014), incorporated by reference to exhibit 10.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014+
10.7	Form of Named Executive Officer Nonqualified Stock Option Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.8	Form of Named Executive Officer Restricted Stock Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.2 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.9	Form of Named Executive Officer Performance Share Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.3 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.10	Form of Independent Director Restricted Stock Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.4 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+

Number	Description
10.11	Form of Employment Agreement, dated March 11, 2010, between the Registrant and Executive Officer, incorporated by reference to exhibit 10.5 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.12	Employment Agreement, dated January 3, 2012, between the Company and Paul J. Evans, incorporated by reference to exhibit 10.12 of the Company’s Form 10-K for the year ended December 31, 2011 (File No. 001-08325), filed with the SEC on March 7, 2012+
10.13	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to exhibit 10.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on May 11, 2011+
10.14	MYR Group Senior Management Incentive Plan, Amended and Restated as of May 1, 2014, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014+
10.15	Form of Named Executive Officer Restricted Stock Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.15 of the Company’s Form 10-K for the year ended December 31, 2013 (File No. 001-08325), filed with the SEC on March 5, 2014+
10.16	Form of Named Executive Officer Performance Share Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.16 of the Company’s Form 10-K for the year ended December 31, 2013 (File No. 001-08325), filed with the SEC on March 5, 2014+
10.17	Form of Independent Director Restricted Stock Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.17 of the Company’s Form 10-K for the year ended December 31, 2013 (File No. 001-08325), filed with the SEC on March 5, 2014+
10.18	Form of Independent Director Phantom Stock and Dividend Equivalents Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2015 (File No. 001-08325), filed with the SEC on August 5, 2015+
10.19	Employment agreement with Betty R. Johnson, incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2015 (File No. 001-08325), filed with the SEC on November 4, 2015+
10.20	Employment Agreement Waiver and Release of Claims with Paul J. Evans, incorporated by reference to exhibit 10.2 of the Company’s Form 10-Q for the quarter ended September 30, 2015 (File No. 001-08325), filed with the SEC on November 4, 2015+
10.21	Employment Agreement, dated April 29, 2015 between the Company and Tod Cooper†+
21.1	List of Subsidiaries†
23.1	Consent of Ernst & Young LLP†
24.1	Power of Attorney†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Filed herewith.
+	Indicates management contract or compensatory plan or arrangement.
*	Electronically filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYR Group Inc. (Registrant)
March 3, 2016	/s/ BETTY R. JOHNSON Name: Betty R. Johnson Title: Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* William A. Koertner	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2016
/s/ BETTY R. JOHNSON Betty R. Johnson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2016
* Jack L. Alexander	Director	March 3, 2016
* Larry F. Altenbaumer	Director	March 3, 2016
* Henry W. Fayne	Director	March 3, 2016
* Kenneth M. Hartwick	Director	March 3, 2016
* Gary R. Johnson	Director	March 3, 2016
* Donald C.I. Lucky	Director	March 3, 2016
* Maurice E. Moore	Director	March 3, 2016
* William D. Patterson	Director	March 3, 2016
*By: /s/ BETTY R. JOHNSON (Betty R. Johnson) (Attorney-in-fact)		March 3, 2016

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC. (Registrant)
March 3, 2016	/s/ BETTY R. JOHNSON Senior Vice President, Chief Financial Officer and Treasurer