Form 10-Q
period 2016-03-31
MYR GROUP INC.
filed 2016-05-04
CIK 700923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 22, 2016, there were 18,226,788 outstanding shares of the registrant’s $0.01 par value common stock.

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

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share and per share data)	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,039	$39,797
Accounts receivable, net of allowances of $346 and $376, respectively	172,815	187,235
Costs and estimated earnings in excess of billings on uncompleted contracts	71,557	51,486
Receivable for insurance claims in excess of deductibles	8,557	11,290
Refundable income taxes	4,710	5,617
Other current assets	6,368	7,942
Total current assets	290,046	303,367
Property and equipment, net of accumulated depreciation of $189,449 and $181,575, respectively	153,751	160,678
Goodwill	47,124	47,124
Intangible assets, net of accumulated amortization of $4,009 and $3,798, respectively	11,151	11,362
Other assets	2,532	2,394
Total assets	$504,604	$524,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Current maturities of long-term debt, including capital leases	$129	$—
Accounts payable	80,484	73,300
Billings in excess of costs and estimated earnings on uncompleted contracts	44,640	40,614
Accrued self insurance	33,589	36,967
Other current liabilities	24,926	28,856
Total current liabilities	183,768	179,737
Deferred income tax liabilities	14,308	14,382
Long-term debt, including capital leases, net of current maturities	616	—
Other liabilities	894	926
Total liabilities	199,586	195,045
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 18,878,060 and 19,969,347 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	187	198
Additional paid-in capital	151,950	161,342
Accumulated other comprehensive income	35	116
Retained earnings	152,846	168,224
Total stockholders’ equity	305,018	329,880
Total liabilities and stockholders’ equity	$504,604	$524,925

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended
	March 31,
(In thousands, except per share data)	2016	2015

Contract revenues	$253,634	$244,148
Contract costs	226,353	214,774
Gross profit	27,281	29,374
Selling, general and administrative expenses	23,859	18,592
Amortization of intangible assets	211	83
Gain on sale of property and equipment	(96)	(898)
Income from operations	3,307	11,597
Other income (expense)
Interest income	4	7
Interest expense	(183)	(179)
Other, net	108	(58)
Income before provision for income taxes	3,236	11,367
Income tax expense	1,249	4,195
Net income	$1,987	$7,172
Income per common share:
—Basic	$0.10	$0.35
—Diluted	$0.10	$0.34
Weighted average number of common shares and potential common shares outstanding:
—Basic	19,321	20,562
—Diluted	19,634	21,052

Net income	$1,987	$7,172
Other comprehensive income:
Foreign currency translation adjustment	(81)	—
Other comprehensive loss	(81)	—
Total comprehensive income	$1,906	$7,172

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
(In thousands)	2016	2015

Cash flows from operating activities:
Net income	$1,987	$7,172
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation and amortization of property and equipment	9,705	8,881
Amortization of intangible assets	211	83
Stock-based compensation expense	730	1,049
Deferred income taxes	(75)	(30)
Gain on sale of property and equipment	(96)	(898)
Other non-cash items	(61)	62
Changes in operating assets and liabilities
Accounts receivable, net	14,420	1,389
Costs and estimated earnings in excess of billings on uncompleted contracts	(20,071)	(20,081)
Receivable for insurance claims in excess of deductibles	2,733	50
Other assets	2,046	2,158
Accounts payable	8,004	5,189
Billings in excess of costs and estimated earnings on uncompleted contracts	4,026	(5,082)
Accrued self insurance	(3,378)	(951)
Other liabilities	(5,755)	2,379
Net cash flows provided by operating activities	14,426	1,370
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,032	938
Purchases of property and equipment	(3,769)	(16,362)
Net cash flows used in investing activities	(2,737)	(15,424)
Cash flows from financing activities:
Proceeds from exercise of stock options	104	378
Excess tax benefit from stock-based awards	135	1,010
Repurchase of common shares	(25,686)	(3,140)
Net cash flows used in financing activities	(25,447)	(1,752)
Net decrease in cash and cash equivalents	(13,758)	(15,806)
Cash and cash equivalents:
Beginning of period	39,797	77,636
End of period	$26,039	$61,830

Supplemental cash flow information:

Noncash investing activities:
Acquisition of property and equipment acquired under capital lease arrangements	$745	$—

Noncash financing activities:
Share repurchases not settled	$2,691	$—
Capital lease obligations initiated	745	—

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

Basis of Presentation

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income and cash flows with respect to the interim consolidated financial statements have been included. The consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date. The results of operations and comprehensive income are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2015, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 3, 2016.

Foreign Currency

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on foreign currency denominated balances, are recorded in the “other, net” line on the consolidated statements of operations. For the three months ended March 31, 2016, the Company recorded $0.2 million of foreign currency gains.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. The most significant estimates are related to the estimates of costs to complete on our contracts, insurance reserves, income tax reserves, estimates surrounding stock-based compensation, the recoverability of goodwill and intangibles and accounts receivable reserves.

The percentage of completion method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. The estimates are reviewed and revised quarterly, as needed. During the three months ended March 31, 2016, changes in estimates pertaining to certain projects resulted in decreased consolidated gross margin of 0.6%. The Company’s income from operations for the three months ended March 31, 2016 decreased $1.5 million due to the changes in estimated gross profit. These changes in estimates resulted in decreases of $0.9 million in net income or $0.05 in diluted earnings per common share during the three months ended March 31, 2016. During the three months ended March 31, 2015, changes in estimates pertaining to certain projects, the majority of which were transmission projects, resulted in increased consolidated gross margin of 1.5%. The Company’s income from operations for the three months ended March 31, 2015 increased $3.7 million due to the changes in estimated gross profit. These changes in estimates resulted in increases of $2.3 million in net income or $0.11 in diluted earnings per common share during the three months ended March 31, 2015.

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

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). The amendments under this pronouncement make modifications to the accounting treatment for forfeitures, required withholding on stock compensation and the financial statement presentation of excess tax benefits or deficiencies and certain components of stock compensation. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted in any interim period. The Company is evaluating the impact this pronouncement will have on its policies and procedures pertaining to its accounting for stock compensation, disclosure requirements and on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with durations in excess of one year or more are treated. Under this guidance, lessees will be required to recognize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, which contain provisions similar to capitalized leases, are amortized like capital leases under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The Company is evaluating the impact this pronouncement will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on the Company’s Financial Statements.

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

The results of operations for ESB are included in the Company’s consolidated statement of operations and the T&D and C&I segments from the date of acquisition. Costs of approximately $0.4 million related to the acquisition were included in selling, general and administrative expenses in the consolidated statement of operations. The purchase accounting for ESB was complete as of December 31, 2015. The following table summarizes the allocation of the balance sheet from as of March 31, 2016:

(adjusted acquisition amounts as of) March 31, 2016

Total consideration	$11,374

Accounts receivable	$10,662
Costs and estimated earnings in excess of billings on uncompleted contracts	2,102
Other current assets	59
Property and equipment	2,031
Intangible assets	2,068
Accounts payable	(3,621)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,490)
Other current liabilities	(437)
Net identifiable assets	11,374
Goodwill	$—

High Country Line Construction, Inc.

On November 24, 2015, the Company acquired all of the outstanding common stock of High Country Line Construction, Inc. (“HCL”). The acquisition of HCL expands the Company’s T&D construction services, predominantly in the western United States. The preliminary acquisition date fair value of consideration transferred was $1.7 million, net of cash acquired, of which $0.5 million was preliminarily allocated to goodwill. The Company’s process of valuing the acquired assets and liabilities is in its preliminary stages. Costs of approximately $0.2 million related to the acquisition were included in selling, general and administrative expenses in the December 31, 2015 consolidated statement of operations.

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

As of March 31, 2016 and December 31, 2015, the carrying value of the Company’s cash and cash equivalents approximated fair value based on Level 1 inputs.

4. Contracts in Process

The net asset position for contracts in process consisted of the following:

	March 31,	December 31,
(In thousands)	2016	2015

Costs and estimated earnings on uncompleted contracts	$1,900,080	$2,153,085
Less: Billings to date	1,873,163	2,142,213
	$26,917	$10,872

The net asset position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	March 31,	December 31,
(In thousands)	2016	2015

Costs and estimated earnings in excess of billings on uncompleted contracts	$71,557	$51,486
Billings in excess of costs and estimated earnings on uncompleted contracts	(44,640)	(40,614)
	$26,917	$10,872

5. Income Taxes

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rates for the three months ended March 31, 2016 and 2015 was principally due to state income taxes.

The Company had unrecognized tax benefits of approximately $0.6 million as of March 31, 2016 and December 31, 2015, which were included in other liabilities in the accompanying consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense because of the unrecognized tax benefits was not significant for the three months ended March 31, 2016 and 2015.

The Company is subject to taxation in various jurisdictions. The Company’s tax returns for 2012 through 2014 are currently under examination by U.S. federal authorities. The company’s tax returns are subject to examination by various state authorities for the years 2011 through 2014.

6. Commitments and Contingencies

Letters of Credit

As of March 31, 2016, the Company had irrevocable standby letters of credit outstanding of approximately $24.3 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $6.7 million related to contract performance obligations. As of December 31, 2015, the Company had irrevocable standby letters of credit outstanding of approximately $19.3 million, including $17.5 million related to the Company’s payment obligation under its insurance programs and approximately $1.8 million related to contract performance obligations.

Leases

The Company leases real estate, construction equipment and office equipment under operating leases with remaining terms ranging from one to six years. As of March 31, 2016, future minimum lease payments for operating leases were as follows: $1.7 million for the remainder of 2016, $1.8 million for 2017, $1.3 million for 2018, $1.0 million for 2019, $0.5 million for 2020 and $0.2 million thereafter.

Purchase Commitments

As of March 31, 2016, the Company had approximately $0.6 million in outstanding purchase orders for certain construction equipment, with cash outlay requirements scheduled to occur over the next two months.

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

Performance and Payment Bonds

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its surety for any expenses paid out under these bonds. As of March 31, 2016, an aggregate of approximately $872.1 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $104.6 million as of March 31, 2016.

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

Collective Bargaining Agreements

Many of the Company’s subsidiaries’ craft labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from any of the multi-employer pension plans or if the plans were to otherwise become underfunded, the subsidiary could incur additional liabilities related to these plans. Although the Company has been informed that some of the multi-employer pension plans to which its subsidiaries contribute have been classified as “critical” status, the Company is not currently aware of any significant liabilities related to this issue.

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

7. Stock-Based Compensation

The Company maintains two equity compensation plans under which stock-based compensation has been granted; the 2006 Stock Option Plan (the “2006 Plan”) and the 2007 Long-Term Incentive Plan, as amended (the “LTIP”). Upon the adoption of the LTIP in 2007, awards were no longer granted under the 2006 Plan. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, and (i) any combination of such awards.

All awards were made with an exercise price or base price, as the case may be, that was not less than the fair market value per share on the grant date. The grant date fair value of restricted stock awards and performance share awards with performance conditions not based on market conditions was equal to the closing market price of the Company’s common stock on the date of grant. The grant date fair value of performance share awards with performance conditions based on market conditions was measured using a Monte Carlo simulation model.

During the three months ended March 31, 2016, plan participants exercised 25,961 options with a weighted average exercise price of $4.01.

During the three months ended March 31, 2016, the Company granted 69,799 shares of restricted stock, which vest ratably over three years, at a weighted average grant date fair value of $24.50. Additionally, 65,928 shares of restricted stock vested during the three months ended March 31, 2016, at a weighted average grant date fair value of $24.84.

During the three months ended March 31, 2016, the Company granted 79,661 performance share awards, at target, which cliff vest on December 31, 2018. The grant of performance shares was split between performance metrics of return on invested capital (“ROIC”), an internal performance measure, and total shareholder return (“TSR”), a market performance measure.

The Company granted 45,940 ROIC-based awards, at target, on March 24, 2016 valued at $24.50, the grant date closing price of the Company’s stock. ROIC is defined as earnings before interest, net of taxes (net income plus interest, net of taxes), less any dividends, divided by stockholders’ equity plus net debt (total debt less cash and marketable securities) at the beginning of the performance period.

The Company granted 33,721 TSR-based awards, at target, on March 24, 2016. TSR is defined as the change in the fair market value, adjusted for dividends, of a company’s stock. The TSR of the Company’s stock will be compared to the TSR of a peer group of companies defined at the time of the grant. The TSR awards are calculated using the average stock price of the 20 trading days prior to March 24, 2016 and compared to the average stock price of the 20 trading days prior to December 31, 2018. Because TSR is a market-based performance metric, the Company used a Monte Carlo simulation model to calculate the fair value of the grant, which resulted in a fair value of $33.35 per award.

8. Segment Information

MYR Group is a specialty contractor serving the electrical infrastructure market in the United States and parts of Canada. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which includes safety, professional fees, management fees, and intangible amortization. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The information in the following table was derived from internal financial reports used for corporate management purposes:

	Three months ended
	March 31,
(In thousands)	2016	2015

Contract revenues:
T&D	$182,974	$189,223
C&I	70,660	54,925
	$253,634	$244,148
Income from operations:
T&D	$10,669	$16,834
C&I	2,156	2,836
General Corporate	(9,518)	(8,073)
	$3,307	$11,597

For the three months ended March 31, 2016, contract revenues attributable to the Company’s Canadian operations were $1.2 million, predominantly in the T&D segment.

9. Earnings Per Share

The Company computes earnings per share using the treasury stock method unless the two-class method is more dilutive. The Company computed earnings per share for the three months ended March 31, 2016 using the treasury stock method. Under the treasury stock method, basic earnings per share are computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period, and diluted earnings per share are computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

For the three months ended March 31, 2015, the Company computed earnings per share using the two-class method because that method resulted in a more dilutive effect than the treasury stock method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under the two-class method, the Company’s unvested grants of restricted stock that contained non-forfeitable rights to dividends were treated as participating securities and were excluded from the computation of basic and diluted earnings per share. All shares of restricted stock granted since 2013 are not participating because the grant agreements contain provisions that dividends, if declared, will be forfeited if the grantee leaves the Company before the stock is vested.

Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	Three months ended
	March 31,
(In thousands, except per share data)	2016	2015

Numerator:
Net income	$1,987	$7,172
Less: Net income allocated to participating securities	—	(45)
Net income available to common shareholders	$1,987	$7,127

Denominator:
Weighted average common shares outstanding	19,321	20,562
Weighted average dilutive securities	313	490
Weighted average common shares outstanding, diluted	19,634	21,052

Income per common share, basic	$0.10	$0.35
Income per common share, diluted	$0.10	$0.34

For the three month periods ended March 31, 2016 and 2015, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities. The following table summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended
	March 31,
(In thousands)	2016	2015

Stock options	151	4
Restricted stock	70	53
Performance awards	143	70

Share Repurchases

On February 10, 2016, the Company’s Board of Directors approved an amended share repurchase program (“Repurchase Program”), which increased the Repurchase Program from $67.5 million to $142.5 million, extended the term of the Repurchase Program through April 30, 2017 and revised provisions of the Repurchase Program to enable the Company to accelerate the pace of share repurchases. During the three months ended March 31, 2016, the Company repurchased 1,225,753 shares of its common stock at a weighted-average price of $22.42 per share; 1,192,116 of those shares were purchased under its Repurchase Program, for approximately $26.7 million. Additionally, the Company repurchased 33,637 shares of stock, for approximately $0.8 million, from its employees to satisfy tax obligations on shares vested under the LTIP program. All of the shares repurchased were retired and returned to authorized but unissued stock.

10. Capital Leases

The Company leases vehicles and certain equipment under capital leases. The economic substance of the leases is a financing transaction for acquisition of the vehicles and equipment, and accordingly, the leases are recorded as assets and liabilities. Included in depreciation expense is amortization of vehicles and equipment held under capital leases, amortized over their useful lives on a straight-line basis.

In March, 2016 the Company entered into master leasing arrangements for vehicles and construction equipment. Some of the leases entered into under these agreements met the accounting requirements to be recorded as capital leases. As a result, $0.7 million was included in property and equipment, net of accumulated depreciation and $0.1 million and $0.6 million were recorded in current maturities of long-term debt and long-term debt, net of current maturities, respectively. As of March 31, 2016 the Company had approximately $6.8 million of outstanding commitments under its master lease agreements.

The following is a schedule by year of the future minimum lease payments required under capital leases together with their present value as of March 31, 2016:

Capital
(In thousands)	Lease Obligations

Remainder of 2016	$120
2017	160
2018	160
2019	160
2020	160
2021	40
Total minimum lease payments	$800
Interest	(55)
Net present of minimum lease payments	745
Less: Current portion of capital lease obligations	(129)
Long-term capital lease obligations	$616

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015, and with our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein under the captions “Cautionary Statement Concerning Forward-Looking Statements and Information” and “Risk Factors,” as well as in the 2015 Annual Report. We assume no obligation to update any of these forward-looking statements.

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

We had consolidated revenues for the three months ended March 31, 2016 of $253.6 million, of which 72.1% was attributable to our T&D customers and 27.9% was attributable to our C&I customers. Our consolidated revenues for three months ended March 31, 2015 were $244.1 million. For the three months ended March 31, 2016, our net income and EBITDA (1) were $2.0 million and $13.3 million, respectively, compared to $7.2 million and $20.5 million, respectively, for the three months ended March 31, 2015.

We expect bidding activity to remain strong in both our T&D and C&I segments for the remainder of 2016 and 2017. Although competition remains strong in our T&D segment, we expect that our centralized fleet and skilled workforce will continue to benefit us in securing and executing profitable projects. The sizes of the T&D projects we are currently performing are generally smaller and of shorter duration than those experienced a few years ago. These smaller, shorter duration projects often result in lower margins because of greater competition, reduced fleet utilization rates and the cost of transitioning from project to project. While the transmission projects being bid this year represent a good mix of projects, including a number of larger, longer duration projects, there is often a significant lag from when a project is awarded to when the revenues and costs are recognized. Several of the recently bid larger, longer-duration projects contain a higher percentage of material and subcontractor costs when compared to recent history and we typically add less mark-up to material and subcontractor costs in our bid estimates than the mark-up applied to our labor and owned equipment. This could lead to lower overall margins depending on our awarded portfolio of work. Additionally, competition, project execution, adverse weather and project delays, among other factors, have impacted our margins in the past and could affect our margins in the future. Spending by clients on their distribution systems appears to be generally improving; however, this spending can be highly variable from quarter to quarter in response to weather, client budget constraints and regulatory pressures. Contract margins and fleet billing rates are generally lower in our distribution business than what we realize in our transmission business.

The C&I segment continues to benefit from robust bidding activity and we continue to explore further expansion into new markets. The C&I segment, in part due to intense competition, has not provided overall contract margin opportunities comparable to our T&D segment.

In 2015, we began to implement a three-pronged strategy of organic growth, strategic acquisitions that further expand our capabilities and prudent capital returns as further detailed below.

Organic Growth In 2015, we expanded our operations, opening six new offices in the United States located in California, Kansas, Colorado, Nevada, Texas and Washington State. We also opened two offices in Canada and began work on our first major project award in Canada. We continue to look for opportunities to expand our operations into new markets in the United States and Canada.

(1)	EBITDA is a non-GAAP measure. Refer to “Non-GAAP Measure—EBITDA” for a discussion of this measure.

A few of our new organic growth initiatives are getting off the ground slower than expected due to the timing of contract awards and penetration of the new market. This resulted in uncovered fixed costs in the first three months ended March 31, 2016. Despite slower starts in these markets, we believe that this strategy to grow the business will result in positive growth and enhance shareholder value.

Strategic Acquisitions On April 13, 2015, we acquired substantially all of the assets of E.S. Boulos Company, which enhances our T&D presence in the northeast United States and further expands our C&I presence into the northeast. On November 24, 2015, the Company acquired all of the outstanding common stock of High Country Line Construction, Inc., which enhances our T&D presence, predominantly in the western United States. We continue to look for acquisition opportunities that are compatible with our culture while enhancing shareholder value.

Prudent Capital Returns In February 2016, we increased the share Repurchase Program by $75.0 million to $142.5 million, extended the Repurchase Program until April 30, 2017 and revised provisions of the Repurchase Program to enable us to accelerate the pace of share repurchases. Additionally, we updated our capital allocation strategy, reducing future capital spending while expanding our fleet through alternative financing approaches, such as leasing. In March of 2016, we entered into master lease arrangements and have begun to lease vehicles and equipment under these arrangements. We continue to look for opportunities to improve our resource allocation to enhance shareholder value.

We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. We ended the first quarter of 2016 with cash and cash equivalents of $26.0 million, no outstanding funded debt and availability of $150.7 million under our credit facility. We believe that our financial position and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our three-pronged strategy.

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

Our backlog was $434.8 million at March 31, 2016 compared to $450.9 million at December 31, 2015 and $398.4 million at March 31, 2015. Our backlog at March 31, 2016 decreased $16.1 million or 3.6% from December 31, 2015. Backlog in the T&D segment decreased $30.0 million and C&I backlog increased $13.9 million compared to December 31, 2015.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at March 31, 2016
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2015

T&D	$293,516	$21,829	$323,570
C&I	141,235	12,182	127,364
Total	$434,751	$34,011	$450,934

Project Bonding Requirements

A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the surety bonds. As of March 31, 2016, we had approximately $872.1 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $104.6 million as of March 31, 2016.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended
	March 31,
	2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues	$253,634	100.0%	$244,148	100.0%
Contract costs	226,353	89.2	214,774	88.0
Gross profit	27,281	10.8	29,374	12.0
Selling, general and administrative expenses	23,859	9.4	18,592	7.6
Amortization of intangible assets	211	0.1	83	—
Gain on sale of property and equipment	(96)	—	(898)	(0.4)
Income from operations	3,307	1.3	11,597	4.8
Other income (expense)
Interest income	4	—	7	—
Interest expense	(183)	(0.1)	(179)	(0.1)
Other, net	108	—	(58)	—
Income before provision for income taxes	3,236	1.2	11,367	4.7
Income tax expense	1,249	0.4	4,195	1.8
Net income	$1,987	0.8%	$7,172	2.9%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues. Revenues increased $9.5 million, or 3.9%, to $253.6 million for the three months ended March 31, 2016 from $244.1 million for the three months ended March 31, 2015. The increase was primarily due to higher C&I revenue.

Gross margin. Gross margin decreased to 10.8% for the three months ended March 31, 2016 from 12.0% for the three months ended March 31, 2015. The year-over-year decline in gross margin was primarily due to favorable closeouts on several large projects in the first three months of 2015. Our gross margin has been lower in recent quarters primarily due to lower bid margins caused by increased competition in many of our markets and an increase in shorter duration jobs (which affects labor productivity, mobilization costs and demobilization costs). Additionally, in the three months ended March 31, 2016, certain jobs underperformed due to labor productivity below previous estimates and unfavorable weather conditions in certain markets. Changes in estimates of gross profit on certain projects resulted in a gross margin decrease of 0.6% and an increase of 1.5% for the three months ended March 31, 2016 and 2015, respectively.

Gross profit. Gross profit decreased $2.1 million, or 7.1%, to $27.3 million for the three months ended March 31, 2016 from $29.4 million for the three months ended March 31, 2015, due to lower overall gross margin, partially offset by higher revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses, which were $23.9 million for the three months ended March 31, 2016, increased $5.3 million from $18.6 million for the three months ended March 31, 2015. The year-over-year increase was primarily due to $3.3 million of costs associated with our expansion into new geographic markets, higher payroll costs to support operations, $1.0 million associated with activist investor activities and higher medical claims costs, partially offset by lower bonus, profit sharing and stock compensation costs. As a percentage of revenues, selling, general and administrative expenses increased to 9.4% for the three months ended March 31, 2016 from 7.6% for the three months ended March 31, 2015.

Gain on sale of property and equipment. Gains from the sale of property and equipment in the three months ended March 31, 2016 were $0.1 million compared to $0.9 million in the three months ended March 31, 2015. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $0.2 million for the three month periods ended March 31, 2016 and 2015.

Provision for income taxes. The provision for income taxes was $1.2 million for the three months ended March 31, 2016, with an effective tax rate of 38.6%, compared to a provision of $4.2 million for the three months ended March 31, 2015, with an effective tax rate of 36.9%. The increase in the effective rate was primarily caused by the year to date impact of lower domestic activities deductions and changes in the mix of business between states.

Net income. Net income decreased to $2.0 million for the three months ended March 31, 2016 from $7.2 million for the three months ended March 31, 2015. The decrease was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended March 31,
	2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$182,974	72.1%	$189,223	77.5%
Commercial & Industrial	70,660	27.9	54,925	22.5
Total	$253,634	100.0	$244,148	100.0
Operating income (loss):
Transmission & Distribution	$10,669	5.8	$16,834	8.9
Commercial & Industrial	2,156	3.1	2,836	5.2
Total	12,825	5.1	19,670	8.1
Corporate	(9,518)	(3.8)	(8,073)	(3.3)
Consolidated	$3,307	1.3%	$11,597	4.8%

Transmission & Distribution

Revenues for our T&D segment for the three months ended March 31, 2016 were $183.0 million compared to $189.2 million for the three months ended March 31, 2015, a decrease of $6.2 million, or 3.3%. The decrease in revenue was primarily due to a decline in revenue from large, multi-year transmission projects.

Revenues from transmission projects represented 77.2% and 78.2% of T&D segment revenue for the three months ended March 31, 2016 and 2015, respectively. Additionally, for the three months ended March 31, 2016, measured by revenue in our T&D segment, we provided 55.1% of our T&D services under fixed-price contracts, as compared to 49.1% for the three months ended March 31, 2015.

Operating income for our T&D segment for the three months ended March 31, 2016 was $10.7 million, a decrease of $6.1 million from the three months ended March 31, 2015. The year-over-year decline in operating income was primarily due to favorable closeouts on several large, multi-year transmission projects in the first three months of 2015. In recent quarters, the T&D segment experienced lower bid margins caused by increased competition in many of our markets, an increase in the number of shorter duration projects (which affects labor productivity, mobilization costs and demobilization costs. Additionally, in the three months ended March 31, 2016, certain jobs underperformed due to labor productivity below previous estimates and unfavorable weather conditions in certain markets. We also experienced incremental costs associated with the expansion into new geographic markets. As a percentage of revenues, operating income for our T&D segment was 5.8% for the three months ended March 31, 2016 compared to 8.9% for the three months ended March 31, 2015.

Commercial & Industrial

Revenues for our C&I segment for the three months ended March 31, 2016 were $70.7 million compared to $54.9 million for the three months ended March 31, 2015, an increase of $15.7 million or 28.6%, due primarily organic and acquisitive expansion into new markets.

Measured by revenue in our C&I segment, we provided 71.3% of our services under fixed-price contracts for the three months ended March 31, 2016, compared to 67.9% in the three months ended March 31, 2015.

Operating income for our C&I segment for the three months ended March 31, 2016 was $2.2 million, a decrease of $0.6 million over the three months ended March 31, 2015. The year-over-year decline in operating income was primarily attributable to lower bid margins caused by increased competition in many of our markets, productivity below estimates on certain jobs and costs associated with expansion into new geographic markets, partially offset by higher revenues. As a percentage of revenues, operating income for our C&I segment was 3.1% for the three months ended March 31, 2016 compared to 5.2% for the three months ended March 31, 2015.

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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended
	March 31,
(In thousands)	2016	2015

Net Income	$1,987	$7,172
Add:
Interest expense, net	179	172
Income tax expense	1,249	4,195
Depreciation & amortization	9,916	8,964
EBITDA	$13,331	$20,503

We also use EBITDA as a liquidity measure. We believe that EBITDA is important in analyzing our liquidity because it is a key component of certain material covenants contained within our credit agreement (the “Credit Agreement”). Non-compliance with these financial covenants under the Credit Agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, likely causing us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in the Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure is useful to investors and relevant to their assessment of our capacity to service or incur debt, fund capital expenditures, finance acquisitions and expand our operations.

The following table provides a reconciliation of EBITDA to net cash flows provided by operating activities:

	Three months ended
	March 31,
(In thousands)	2016	2015

Provided By Operating Activities:
EBITDA	$13,331	$20,503
Add/(subtract):
Interest expense, net	(179)	(172)
Provision for income taxes	(1,249)	(4,195)
Depreciation & amortization	(9,916)	(8,964)
Adjustments to reconcile net income to net cash flows provided by operating activities	10,414	9,147
Changes in operating assets and liabilities	2,025	(14,949)
Net cash flows provided by operating activities	$14,426	$1,370

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $26.0 million and working capital of $106.3 million. We define working capital as current assets less current liabilities. During the three months ended March 31, 2016, operating activities of our business provided net cash of $14.4 million, compared to $1.4 million of cash provided in the three months ended March 31, 2015. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The changes in various working capital accounts (such as: accounts receivable, including retention; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts) are due to both the volume and timing of work performed, the mix of the types of projects and customers and their varying billing requirements as well as settlements of payables and other obligations. In particular, the gross amount of accounts receivable, net, costs and estimated earnings in excess of billings on uncompleted contracts, and billings in excess of costs and estimated earnings on uncompleted contracts used cash of $1.6 million in the three months ended March 31, 2016, a year-over-year decline in cash used of $22.2 million compared to the $23.8 million of cash used in the three months ended March 31, 2015.

Accounts receivable, which provided $14.4 million in cash in the three months ended March 31, 2016 compared to $1.4 million provided in the three months ended March 31, 2015, accounted for a $13.0 million year-over-year increase in cash provided as a result of improved collections due to improvements in billing procedures for several of our new clients in the three months ended March 31, 2016. Billings in excess of costs and estimated earnings on uncompleted contracts, which provided $4.0 million in cash in the three months ended March 31, 2016 and used $5.1 million in the three months ended March 31, 2015, accounted for a $9.1 million year-over-year change in cash used as a result of the contractual billing terms of our contracts. The improvements in these working capital components were partially offset by a decline in other liabilities due to the timing of payments and lower net income.

In the three months ended March 31, 2016, we used net cash in investing activities of $2.7 million, consisting of $3.7 million for capital expenditures, partially offset by $1.0 million of proceeds from the sale of equipment.

In the three months ended March 31, 2016, we used net cash of $25.4 million in financing activities, consisting of $25.7 million of cash used to purchase shares of our common stock, which was partially offset by proceeds from stock options and tax benefits related to our stock compensation programs. The $25.7 million of cash used to purchase shares of our common stock consisted of $24.9 million purchased under our Repurchase Program and $0.8 million to purchase shares surrendered by employees to satisfy employee tax obligations under our stock compensation program. On February 10, 2016, our Board of Directors approved an amended Repurchase Program, which increased the program from $67.5 million to $142.5 million, extended the term of the program through April 30, 2017 and revised provisions of the Repurchase Program to enable the us to accelerate the pace of share repurchases. As of March 31, 2016, we had $73.1 million of remaining availability to purchase shares under the Repurchase Program.

We anticipate that our cash and cash equivalents on hand, $150.7 million borrowing availability under our credit facility, and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, and share purchases under our Repurchase Program. We expect that our capital spending in 2016 will be lower than the last few years as we look to finance our fleet through an increased use of alternative financing approaches, such as leasing. Although we believe that we have adequate cash and availability under our credit agreement to meet our liquidity needs, any large projects or acquisitions may require additional capital.

The Company has not historically paid dividends and currently does not expect to pay dividends.

Debt Instruments

On December 21, 2011, we entered into a five-year syndicated Credit Agreement with a facility of $175.0 million (the “Facility”). The entire Facility is available for revolving loans and the issuance of letters of credit and up to $25.0 million is available for swingline loans. We have the option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $75.0 million upon receipt of additional commitments from new or existing lenders. We are currently in discussions to amend and extend, or replace, the Facility.

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

Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum Leverage Ratio of 3.0, and a minimum interest coverage ratio of 3.0, defined under the Credit Agreement as Consolidated EBITDA divided by interest expense. We were in compliance with all of our debt covenants at March 31, 2016. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens.

As of March 31, 2016 and December 31, 2015, we had no debt outstanding and irrevocable standby letters of credit outstanding of approximately $24.3 million, including $17.6 million related to our payment obligation under our insurance programs and approximately $6.7 million related to contract performance obligations.

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

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2016, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 17.8% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of March 31, 2015, no customers individually exceeded 10.0% of consolidated accounts receivable (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

New Accounting Pronouncements

For a discussion regarding new accounting pronouncements, please refer to Note 1, “Organization, Business and Basis of Presentation—Recently Issued Accounting Pronouncements” in the accompanying Notes to Consolidated Financial Statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our 2015 Annual Report.

Cautionary Statement Concerning Forward-Looking Statements and Information

We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.

Statements in this Quarterly Report on Form 10-Q contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which represent our beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “likely,” “unlikely,” “possible,” “potential,” “should” or other words that convey the uncertainty of future events or outcomes. The forward looking statements in this quarterly report on Form 10-Q speak only as of the date of this quarterly report on Form 10-Q. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward looking statements on our current expectations and assumptions about future events. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict, and many of which are beyond our control. These and other important factors, including those discussed under the caption “Forward-Looking Statements” and in Item 1A “Risk Factors” in our 2015 Annual Report, and in any risk factors or cautionary statements contained in our other filings with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

These risks, contingencies and uncertainties include, but are not limited to, the following:

•	Our operating results may vary significantly from period to period.

•	Our industry is highly competitive.

•	We may be unsuccessful in generating internal growth.

•	Negative economic and market conditions, as well as regulatory and environmental requirements, may adversely impact our customers’ future spending and, as a result, our operations and growth.

•	Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of penalties, including liquidated damages.

•	Our business is labor intensive and we may be unable to attract and retain qualified employees.

•	The timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results.

•	Backlog may not be realized or may not result in profits and may not accurately represent future revenue.

•	Our business growth could outpace the capability of our internal resources.

•	Our dependence on suppliers, subcontractors and equipment manufacturers could expose us to the risk of loss in our operations.

•	Our participation in joint ventures and other projects with third parties may expose us to liability for failures of our partners.

•	Legislative or regulatory actions relating to electricity transmission and renewable energy may impact demand for our services.

•	Our use of percentage-of-completion accounting could result in a reduction or reversal of previously recognized profits.

•	Our actual costs may be greater than expected in performing our fixed-price and unit-price contracts.

•	Our financial results are based upon estimates and assumptions that may differ from actual results.

•	The loss of a key customer could have an adverse affect on us.

•	Our failure to comply with environmental and other laws and regulations could result in significant liabilities.

•	Unavailability or cancellation of third party insurance coverage would increase our overall risk exposure and could disrupt our operations.

•	We may incur liabilities and suffer negative financial or reputational impacts relating to occupational health and safety matters.

•	We extend trade credit to customers for purchases of our services, and may have difficulty collecting receivables from them.

•	We may not be able to compete for, or work on, certain projects if we are not able to obtain the necessary bonds, letters of credit, bank guarantees or other financial assurances.

•	Inability to hire or retain key personnel could disrupt our business.

•	Work stoppages or other labor issues with our unionized workforce could adversely affect our business.

•	Multi-employer pension plan obligations related to our unionized workforce could adversely impact our earnings.

•	We may fail to execute or integrate future acquisitions or joint ventures successfully.

•	Our business may be affected by seasonal and other variations, including severe weather conditions.

•	We may not have access in the future to sufficient funding to finance desired growth and operations.

•	Our operations are subject to a number of operational risks which may result in unexpected costs or liabilities.

•	Opportunities associated with government contracts could lead to increased governmental regulation applicable to us.

•	Risks associated with operating in the Canadian market could restrict our ability to expand and harm our business and prospects.

•	Our failure to comply with the laws applicable to our Canadian activities, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws could have an adverse effect on us.

•	The nature of our business exposes us to warranty claims, which may reduce our profitability.

•	Certain provisions in our organizational documents and Delaware law could delay or prevent a change in control of our company.

•	We, or our business partners, may be subject to failures, interruptions or breaches of information technology systems, which could affect our competitive position or damage our reputation.

•	Our stock price and trading volume may be volatile and future sales of our common stock could lead to dilution of our issued and outstanding common stock.

•	We are subject to risks associated with climate change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2016, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the three months ended March 31, 2016 and 2015, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

As of March 31, 2016, we had no borrowings outstanding under the Facility. Borrowings under the Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If we had borrowings outstanding under the Facility and if the prime rate, federal funds rate or LIBOR increased, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the risk factors previously discussed in Item 1A to our 2015 Annual Report. An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described in our 2015 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. These risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of our common stock and any investment in our company.

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

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

January 1, 2016 - January, 31 2016	286,249	$19.21	286,249	$19,295,244
February 1, 2016 - February, 29 2016	295,984	$20.24	283,425	$88,563,778
March 1, 2016 - March, 31 2016	643,520	$24.88	622,442	$73,069,237
Total	1,225,753	$22.44	1,192,116

(1)	On August 1, 2012, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock (“Repurchase Program”), and the Company subsequently established a Rule 10b5-1 plan to facilitate this repurchase. The Company’s Board of Directors has extended and increased the size of the Repurchase Program several times since 2012. This column includes all repurchases of common stock, including stock repurchased under the Repurchase Program and stock repurchased outside the Repurchase Program. The Company repurchased 33,637 shares of its common stock to satisfy tax obligations on the vesting of restricted stock under the 2007 Long-Term Incentive Plan (as amended).

(2)	On February 10, 2016, the Company increased the Repurchase Program by $75.0 million and extended the program through April 30, 2017. Through March 31, 2016, the Company has purchased 3,027,236 shares under the Repurchase Program.

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

MYR GROUP INC.
(Registrant)

May 4, 2016	/s/ Betty R. Johnson
Senior Vice President, Chief Financial Officer and Treasurer

