Form 10-Q
period 2016-06-30
MYR GROUP INC.
filed 2016-08-03
CIK 700923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 16,053,624 outstanding shares of the registrant’s $0.01 par value common stock.

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

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and per share data)	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,363	$39,797
Accounts receivable, net of allowances of $317 and $376, respectively	161,910	187,235
Costs and estimated earnings in excess of billings on uncompleted contracts	67,181	51,486
Receivable for insurance claims in excess of deductibles	12,999	11,290
Refundable income taxes	1,727	5,617
Other current assets	6,778	7,942
Total current assets	253,958	303,367
Property and equipment, net of accumulated depreciation of $196,831 and $181,575, respectively	156,216	160,678
Goodwill	46,781	47,124
Intangible assets, net of accumulated amortization of $4,301 and $3,798, respectively	11,205	11,362
Other assets	3,515	2,394
Total assets	$471,675	$524,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Current maturities of long-term debt, including capital leases	$888	$—
Accounts payable	77,467	73,300
Billings in excess of costs and estimated earnings on uncompleted contracts	44,056	40,614
Accrued self insurance	37,782	36,967
Other current liabilities	26,943	28,856
Total current liabilities	187,136	179,737
Deferred income tax liabilities	14,325	14,382
Long-term debt, including capital leases, net of current maturities	23,665	—
Other liabilities	862	926
Total liabilities	225,988	195,045
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 16,201,793 and 19,969,347 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	160	198
Additional paid-in capital	132,431	161,342
Accumulated other comprehensive income	32	116
Retained earnings	113,064	168,224
Total stockholders’ equity	245,687	329,880
Total liabilities and stockholders’ equity	$471,675	$524,925

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2016	2015	2016	2015

Contract revenues	$261,934	$276,488	$515,568	$520,636
Contract costs	230,499	244,752	456,852	459,526
Gross profit	31,435	31,736	58,716	61,110
Selling, general and administrative expenses	22,517	18,947	46,376	37,539
Amortization of intangible assets	292	84	503	167
Gain on sale of property and equipment	(516)	(319)	(612)	(1,217)
Income from operations	9,142	13,024	12,449	24,621
Other income (expense)
Interest income	1	8	5	15
Interest expense	(242)	(187)	(425)	(366)
Other, net	(52)	(31)	56	(89)
Income before provision for income taxes	8,849	12,814	12,085	24,181
Income tax expense	3,349	4,740	4,598	8,935
Net income	$5,500	$8,074	$7,487	$15,246
Income per common share:
—Basic	$0.32	$0.39	$0.41	$0.73
—Diluted	$0.31	$0.38	$0.40	$0.72
Weighted average number of common shares and potential common shares outstanding:
—Basic	17,354	20,760	18,336	20,662
—Diluted	17,679	21,215	18,638	21,135

Net income	$5,500	$8,074	$7,487	$15,246
Other comprehensive income (loss):
Foreign currency translation adjustment	32	(8)	(84)	19
Other comprehensive income (loss)	32	(8)	(84)	19
Total comprehensive income	$5,532	$8,066	$7,403	$15,265

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
(In thousands)	2016	2015

Cash flows from operating activities:
Net income	$7,487	$15,246
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation and amortization of property and equipment	19,187	18,152
Amortization of intangible assets	503	167
Stock-based compensation expense	2,439	2,716
Deferred income taxes	(27)	(101)
Gain on sale of property and equipment	(612)	(1,217)
Other non-cash items	75	89
Changes in operating assets and liabilities
Accounts receivable, net	25,313	(7,683)
Costs and estimated earnings in excess of billings on uncompleted contracts	(15,619)	(30,998)
Receivable for insurance claims in excess of deductibles	(1,709)	839
Other assets	(560)	(3,053)
Accounts payable	5,160	20,688
Billings in excess of costs and estimated earnings on uncompleted contracts	3,462	(3,481)
Accrued self insurance	814	(2,774)
Other liabilities	549	439
Net cash flows provided by operating activities	46,462	9,029
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,843	1,326
Cash paid for acquired business	—	(11,374)
Purchases of property and equipment	(12,237)	(29,731)
Net cash flows used in investing activities	(10,394)	(39,779)
Cash flows from financing activities:
Net borrowings under revolving lines of credit	20,000	—
Payment of principal obligations under capital leases	(144)	—
Proceeds from exercise of stock options	1,116	1,519
Debt issuance costs	(874)	—
Excess tax benefit from stock-based awards	237	1,620
Repurchase of common shares	(92,958)	(3,169)
Other financing activities	63	28
Net cash flows used in financing activities	(72,560)	(2)
Effect of exchange rate changes on cash	58	—
Net decrease in cash and cash equivalents	(36,434)	(30,752)
Cash and cash equivalents:
Beginning of period	39,797	77,636
End of period	$3,363	$46,884

Supplemental cash flow information:

Noncash investing activities:
Acquisition of property and equipment acquired under capital lease arrangements	$4,697	$—

Noncash financing activities:
Share repurchases not settled	$3,037	$—
Capital lease obligations initiated	4,697	—

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

Foreign Currency

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on foreign currency denominated balances, are recorded in the “other, net” line on the consolidated statements of operations. For the six months ended June 30, 2016, the Company recorded $0.2 million of foreign currency transaction gains. Foreign currency transaction gains were not significant in the three months ended June 30, 2016.

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

The percentage of completion method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. The estimates are reviewed and revised quarterly, as needed. During the three months ended June 30, 2016, changes in estimates pertaining to certain projects resulted in increased consolidated gross margin of 0.1%. The Company’s income from operations for the three months ended June 30, 2016 increased $0.2 million due to the changes in estimated gross profit. These changes in estimates resulted in an increase of $0.1 million in net income, or $0.01 in diluted earnings per common share, during the three months ended June 30, 2016. During the six months ended June 30, 2016, changes in estimates pertaining to certain projects resulted in decreased consolidated gross margin of 0.7%. The Company’s income from operations for the six months ended June 30, 2016 decreased $3.7 million due to the changes in estimated gross profit. These changes in estimates resulted in a decrease of $2.3 million in net income, or $0.12 in diluted earnings per common share, during the six months ended June 30, 2016. During the three and six months ended June 30, 2015, changes in estimates pertaining to certain projects resulted in increased consolidated gross margin of 1.0% and 1.1%, respectively. The Company’s income from operations for the three and six months ended June 30, 2015 increased $2.7 million and $5.7 million, respectively, due to the changes in estimated gross profit. These changes in estimates resulted in increases of $1.7 million and $3.6 million, respectively, in net income or $0.08 and $0.17, respectively, in diluted earnings per common share during the three and six months ended June 30, 2015.

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

Recently Adopted Accounting Pronouncements

In April 2015, FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Topic 835), which simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Additionally in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Topic 835), to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted these ASUs on January 1, 2016. The Company has elected to present debt issuance costs related to the line of credit as a deferred asset within other assets as permitted by ASU 2015-15, resulting in no change on the Company’s financial statements.

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

In August 2014, the FASB issued ASU No. 2014-09, Presentation of Financial Statements—Going Concern (Topic 205). The amendments under this pronouncement address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when and how an entity must disclose certain relevant conditions and events. This update requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued). If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions or events. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted in any interim period. This guidance would impact the disclosure and presentation of any substantial doubt about the Company’s ability to continue as a going concern, if such substantial doubt were to exist.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments under this pronouncement may change how an entity recognizes revenue from contracts it enters to transfer goods, services or nonfinancial assets to its customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with the customer; Step 2: Identify the performance obligations in the contract; Step 3: Determine the transaction price; Step 4: Allocate the transaction price to the performance obligations in the contract; Step 5: Recognize revenue when, or as, the entity satisfies the performance obligations. In addition, the amendments require expanded disclosure to enable the users of the financial statements to understand the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On August 16, 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date, permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is evaluating the impact of this pronouncement and its expanded disclosure requirements, and all amendments relating to this pronouncement, on the Company’s policies and procedures pertaining to recognition of revenue from contracts with customers, and the impact on the Company’s Financial Statements.

2. Acquisitions

On November 24, 2015, the Company acquired all of the outstanding common stock of High Country Line Construction, Inc. (“HCL”). The acquisition of HCL expands the Company’s T&D construction services, predominantly in the western United States. The preliminary acquisition date fair value of consideration transferred was $1.7 million, net of cash acquired, of which $0.3 million was preliminarily allocated to identifiable intangibles (backlog and customer relationships) and the remaining $0.2 million allocated to goodwill. The Company is still in the process of determining the fair value of the acquired assets and liabilities. Costs of approximately $0.2 million related to the acquisition were included in selling, general and administrative expenses in the December 31, 2015 consolidated statement of operations.

On April 13, 2015, the Company acquired substantially all of the assets of E.S. Boulos Company (“ESB”), one of New England’s largest and most experienced electrical contractors with over 95 years in operation, from a subsidiary of Eversource Energy. The total consideration paid was approximately $11.4 million, which was funded through existing cash resources of the Company. Headquartered in Westbrook, Maine, ESB offers construction capabilities under the Company’s T&D segment, including substation, transmission and distribution construction. ESB also provides commercial and industrial electrical construction under its C&I segment, including a wide range of commercial electrical construction services. The Company has finalized the purchase price accounting relating to the ESB acquisition.

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

As of June 30, 2016 and December 31, 2015, the carrying value of the Company’s cash and cash equivalents approximated fair value based on Level 1 inputs. As of June 30, 2016, the fair value of the Company’s long term debt, including capital leases, was based on variable and fixed interest rates at June 30, 2016, for new issues with similar remaining maturities and approximated carrying value based on Level 2 inputs.

4. Contracts in Process

The net asset position for contracts in process consisted of the following:

	June 30,	December 31,
(In thousands)	2016	2015

Costs and estimated earnings on uncompleted contracts	$1,680,685	$2,153,085
Less: Billings to date	1,657,560	2,142,213
	$23,125	$10,872

The net asset position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	June 30,	December 31,
(In thousands)	2016	2015

Costs and estimated earnings in excess of billings on uncompleted contracts	$67,181	$51,486
Billings in excess of costs and estimated earnings on uncompleted contracts	(44,056)	(40,614)
	$23,125	$10,872

5. Lease Obligations

From time to time, the Company enters into leasing arrangements for real estate, vehicles and construction equipment. In 2016 the Company entered into master leasing arrangements for vehicles and construction equipment. As of June 30, 2016, the Company had approximately $0.3 million of outstanding commitments under its master lease agreements. Some of the leases entered into under these agreements were recorded as capital leases while others were treated as operating leases.

Capital Leases

The Company leases vehicles and certain equipment under capital leases. The economic substance of the leases is a financing transaction for acquisition of the vehicles and equipment and, accordingly, the leases are included in the balance sheets in property and equipment, net of accumulated depreciation, with a corresponding amount recorded in current and long term debt. The capital lease assets are amortized over the life of the lease or, if shorter, the life of the leased asset, on a straight line basis and included in depreciation expense in the statements of operations. The interest associated with capital leases is included in interest expense in the statements of operations.

As of June 30, 2016, $4.6 million of capital lease assets were included in property and equipment, net of accumulated depreciation.

Operating Leases

The Company leases real estate, construction equipment and office equipment under operating leases with remaining terms ranging from one to five years.

The future minimum lease payments required under capital leases and operating leases, together with the present value of capital leases, as of June 30, 2016 were as follows:

	Capital	Operating
(In thousands)	Lease Obligations	Lease Obligations

Remainder of 2016	$506	$1,232
2017	1,013	1,980
2018	1,013	1,672
2019	1,013	1,397
2020	1,013	838
2021	343	426
Total minimum lease payments	$4,901	$7,545
Interest	(348)
Net present value of minimum lease payments	4,553
Less: Current portion of capital lease obligations	(888)
Long-term capital lease obligations	$3,665

6. Debt and Capital Lease Obligations

On June 30, 2016, the Company entered into a five-year amended and restated credit agreement (the “Credit Agreement”) with a facility of $250 million (the “2016 Facility”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A. The 2016 Facility may be used for revolving loans and letters of credit. The 2016 Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $50 million. The Company has an expansion option to increase the commitments under the 2016 Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $100 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the 2016 Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. Additionally, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the 2016 Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement were used to refinance existing debt and are expected to be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

Amounts borrowed under the Credit Agreement in U.S. dollars bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 1.00%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 2.00%. Amounts borrowed under the Credit Agreement in any currency other than U.S. dollars will bear interest at a rate equal to the Adjusted LIBO Rate plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on the Company’s consolidated Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the 2016 Facility are subject to a letter of credit fee of 1.125% to 2.125% for standby or commercial letters of credit or 0.625% to 1.125% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company also will be subject to a commitment fee of 0.20% to 0.375% based on the Company’s consolidated Leverage Ratio on any unused portion of the 2016 Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.25.

Under the Credit Agreement, the Company is subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, the Company may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase, if given effect, shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters.

Prior to the amendment and restatement of the Credit Agreement, the Company had a five-year syndicated credit agreement with a facility of $175.0 million (the “2011 Facility”). The 2011 Facility provided funds for revolving loans and the issuance of letters of credit and up to $25.0 million for swingline loans.

As of June 30, 2016, the Company had irrevocable standby letters of credit outstanding under the 2016 Facility of approximately $24.3 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $6.7 million related to contract performance obligations. As of December 31, 2015, the Company had irrevocable standby letters of credit outstanding of approximately $19.3 million, including $17.5 million related to the Company’s payment obligation under its insurance programs and approximately $1.8 million related to contract performance obligations.

The Company has debt issuance costs totaling $1.1 million as of June 30, 2016, related to entry into the line of credit. As permitted under ASU No. 2015-15, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.

As of June 30, 2016, the Company had approximately $4.6 million of capital lease obligations outstanding, $0.9 million of which was classified as a current liability. As of December 31, 2015, the Company had no outstanding capital lease obligations.

7. Income Taxes

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rates for the three and six months ended June 30, 2016 and 2015 was principally due to state income taxes.

The Company had unrecognized tax benefits of approximately $0.6 million as of June 30, 2016 and December 31, 2015, which were included in other liabilities in the accompanying consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense because of the unrecognized tax benefits was not significant for the three and six months ended June 30, 2016 and 2015.

The Company is subject to taxation in various jurisdictions. The Company’s tax returns for 2012 through 2014 are currently under examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2011 through 2014.

8. Commitments and Contingencies

Purchase Commitments

As of June 30, 2016, the Company had approximately $2.0 million in outstanding purchase orders for certain construction equipment, with cash outlay requirements scheduled to occur over the next three months.

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

Performance and Payment Bonds

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its surety for any expenses paid out under these bonds. As of June 30, 2016, an aggregate of approximately $870.5 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $105.1 million as of June 30, 2016.

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

9. Stock-Based Compensation

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

During the six months ended June 30, 2016, plan participants exercised 102,409 options with a weighted average exercise price of $10.90.

During the six months ended June 30, 2016, the Company granted 93,575 shares of restricted stock, which vest ratably over three years, at a weighted average grant date fair value of $24.69. Additionally, 84,061 shares of restricted stock vested during the six months ended June 30, 2016, at a weighted average grant date fair value of $25.11.

During the six months ended June 30, 2016, the Company granted 5,944 shares of phantom stock, which vest ratably over three years, at a weighted average grant date fair value of $25.23.

During the six months ended June 30, 2016, the Company granted 79,661 performance share awards, at target, which cliff vest on December 31, 2018. The grant of performance shares was split between performance metrics of return on invested capital (“ROIC”), an internal performance measure, and total shareholder return (“TSR”), a market performance measure.

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

10. Segment Information

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

The information in the following table was derived from internal financial reports used for corporate management purposes:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015

Contract revenues:
T&D	$178,629	$200,583	$361,603	$389,806
C&I	83,305	75,905	153,965	130,830
	$261,934	$276,488	$515,568	$520,636
Income from operations:
T&D	$15,585	$16,713	$26,254	$33,547
C&I	2,434	3,925	4,590	6,760
General Corporate	(8,877)	(7,614)	(18,395)	(15,686)
	$9,142	$13,024	$12,449	$24,621

For the three and six months ended June 30, 2016, contract revenues attributable to the Company’s Canadian operations were $5.3 million and $6.5 million, respectively. For the three and six months ended June 30, 2015, contract revenues attributable to the Company’s Canadian operations were $0.3 million. The Company’s Canadian revenues are predominantly in the T&D segment.

11. Earnings Per Share

The Company computes earnings per share using the treasury stock method unless the two-class method is more dilutive. The Company computed earnings per share for the three and six months ended June 30, 2016 using the treasury stock method. Under the treasury stock method, basic earnings per share are computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period, and diluted earnings per share are computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

For the three and six months ended June 30, 2015, the Company computed earnings per share using the two-class method because that method resulted in a more dilutive effect than the treasury stock method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under the two-class method, the Company’s unvested grants of restricted stock that contained non-forfeitable rights to dividends were treated as participating securities and were excluded from the computation of basic and diluted earnings per share. All shares of restricted stock granted since 2013 are not participating because the grant agreements contain provisions that dividends, if declared, will be forfeited if the grantee leaves the Company before the stock is vested.

Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2016	2015	2016	2015

Numerator:
Net income	$5,500	$8,074	$7,487	$15,246
Less: Net income allocated to participating securities	—	(32)	—	(96)
Net income available to common shareholders	$5,500	$8,042	$7,487	$15,150

Denominator:
Weighted average common shares outstanding	17,354	20,760	18,336	20,662
Weighted average dilutive securities	325	455	302	473
Weighted average common shares outstanding, diluted	17,679	21,215	18,638	21,135

Income per common share, basic	$0.32	$0.39	$0.41	$0.73
Income per common share, diluted	$0.31	$0.38	$0.40	$0.72

For the three and six months ended June 30, 2016 and 2015, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities. The following table summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015

Stock options	87	—	150	2
Restricted stock	34	—	12	4
Performance awards	81	2	93	35

Share Repurchases

On February 10, 2016, the Company’s Board of Directors approved an amended share repurchase program (“Repurchase Program”), which increased the Repurchase Program from $67.5 million to $142.5 million, and revised provisions of the Repurchase Program to enable the Company to accelerate the pace of share repurchases. During the six months ended June 30, 2016, the Company repurchased 4,003,352 shares of its common stock at a weighted-average price of $23.77 per share; 3,965,669 of those shares were purchased under its Repurchase Program for approximately $94.3 million. Additionally, the Company repurchased 37,683 shares of stock, for approximately $0.9 million, from its employees to satisfy tax obligations on shares vested under the LTIP. All of the shares repurchased were retired and returned to authorized but unissued stock.

On July 28, 2016, the Company’s Board of Directors approved an amended Repurchase Program, which increased the program from $142.5 million to $162.5 million, extended the term of the program through August 15, 2017 and revised provisions of the Repurchase Program to enable the Company to repurchase shares of our common stock albeit at a less aggressive pace than pursued during the six months ended June 30, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and with our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein under the captions “Cautionary Statement Concerning Forward-Looking Statements and Information” and “Risk Factors,” as well as in the 2015 Annual Report. We assume no obligation to update any of these forward-looking statements.

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

We had consolidated revenues for the six months ended June 30, 2016 of $515.6 million, of which 70.1% was attributable to our T&D customers and 29.9% was attributable to our C&I customers. Our consolidated revenues for six months ended June 30, 2015 were $520.6 million. For the six months ended June 30, 2016, our net income and EBITDA (1) were $7.5 million and $32.2 million, respectively, compared to $15.2 million and $42.9 million, respectively, for the six months ended June 30, 2015.

We expect bidding activity to remain strong in both our T&D and C&I segments for the remainder of 2016 and 2017. Although bidding remains highly competitive in our T&D segment, we expect that our centralized fleet and skilled workforce will continue to benefit us in securing and executing profitable projects. The sizes of the T&D projects we are currently performing are generally smaller and of shorter duration than those experienced a few years ago. These smaller, shorter duration projects often result in lower margins because of greater competition, reduced fleet utilization and the cost of transitioning from project to project. While the transmission projects being bid this year represent a mix of projects, including a number of larger, longer duration projects, there is often a significant lag from when a project is awarded to when the revenues and costs are recognized. Several of the recently bid larger, longer-duration projects contain a higher percentage of material and subcontractor costs when compared to recent history, and we typically add less mark-up to material and subcontractor costs in our bid estimates than the mark-up applied to our labor and owned equipment. This could lead to lower overall margins depending on our awarded portfolio of work. Additionally, competition, project execution, adverse weather and project delays, among other factors, have impacted our margins in the past and could affect our margins in the future. Spending by clients on their distribution systems appears to be generally improving; however, this spending can be highly variable from quarter to quarter in response to weather, client budget constraints and regulatory pressures. Contract margins and fleet billing rates are generally lower in our distribution business than what we realize in our transmission business.

The C&I segment continues to benefit from robust bidding activity, and we continue to explore further expansion into new markets. The C&I segment, in part due to intense competition, has not provided overall contract margin opportunities comparable to our T&D segment.

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

A few of our new organic growth initiatives are progressing slower than expected due to the timing of contract awards and penetration of the new market, which resulted in uncovered fixed costs in the first six months ended June 30, 2016. Despite slower starts in these markets, we have experienced improvements in these organic growth initiatives during the three months ended June 30, 2016, and we believe that this strategy to grow the business will result in positive growth and enhance shareholder value.

Strategic Acquisitions In 2015, we acquired substantially all of the assets of E.S. Boulos Company and all of the outstanding common stock of High Country Line Construction, Inc. These acquisitions have enhanced our T&D presence in the northeast and western United States and further expanded our C&I presence into the northeast United States. We continue to look for acquisition opportunities that are compatible with our culture while enhancing shareholder value.

Prudent Capital Returns In February 2016, we increased the share Repurchase Program by $75.0 million to $142.5 million and revised provisions of the Repurchase Program to enable us to accelerate the pace of share repurchases. On July 12, 2016, we exhausted the remaining availability under the Repurchase Program. We repurchased a total of 6,024,978 shares of our common stock for $142.5 million at an average share price of $23.64 per share. Subsequently, in July 2016 we increased the Repurchase Program by $20.0 million to $162.5 million and extended the Repurchase Program to August 15, 2017. These additional funds are to be used to repurchase shares of our common stock albeit at a less aggressive pace than pursued during the first half of 2016. Additionally, we updated our capital allocation strategy, reducing future capital spending while expanding our fleet through alternative financing approaches, such as leasing. In March of 2016, we entered into master lease arrangements and began to lease vehicles and equipment under these arrangements. We continue to look for opportunities to improve our resource allocation to enhance shareholder value.

We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. We ended the second quarter of 2016 with cash and cash equivalents of $3.4 million and $205.7 million available under our 2016 Facility. We believe that our financial position and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our three-pronged strategy.

Backlog

We define backlog as our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under these contracts. A customer’s intention to award us work under a fixed-price contract is not included in backlog unless there is an actual award to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of master service agreements that typically have a one-year to three-year duration from execution. Backlog may not accurately represent the revenues that we expect to realize during any particular period. Several factors such as the timing of contract awards, the type and duration of contracts, and the mix of subcontractor and material costs in our projects can impact our backlog at any point in time. Some of our revenue does not appear in our periodic backlog reporting because the award of the project, as well as the execution of the work, may all take place within the period. Our backlog only includes projects that have a signed contract or an agreed upon work order to perform work on mutually accepted terms and conditions. Backlog should not be relied upon as a stand-alone indicator of future events.

Our backlog was $475.0 million at June 30, 2016 compared to $434.8 million at March 31, 2016 and $410.7 million at June 30, 2015. Our backlog at June 30, 2016 increased $40.2 million or 9.3% from March 31, 2016. Backlog in the T&D segment increased $11.0 million and C&I backlog increased $29.2 million compared to March 31, 2016.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at June 30, 2016
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2015

T&D	$304,598	$9,798	$323,570
C&I	170,428	12,135	127,364
Total	$475,026	$21,933	$450,934

Project Bonding Requirements

A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the surety bonds. As of June 30, 2016, we had approximately $870.5 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $105.1 million as of June 30, 2016.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended				Six months ended
	June 30,				June 30,
	2016		2015		2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Contract revenues	$261,934	100.0%	$276,488	100.0%	$515,568	100.0%	$520,636	100.0
Contract costs	230,499	88.0	244,752	88.5	456,852	88.6	459,526	88.3
Gross profit	31,435	12.0	31,736	11.5	58,716	11.4	61,110	11.7
Selling, general and administrative expenses	22,517	8.6	18,947	6.9	46,376	9.0	37,539	7.2
Amortization of intangible assets	292	0.1	84	—	503	0.1	167	—
Gain on sale of property and equipment	(516)	(0.2)	(319)	(0.1)	(612)	(0.1)	(1,217)	(0.2)
Income from operations	9,142	3.5	13,024	4.7	12,449	2.4	24,621	4.7
Other income (expense)
Interest income	1	—	8	—	5	—	15	—
Interest expense	(242)	(0.1)	(187)	(0.1)	(425)	(0.1)	(366)	(0.1)
Other, net	(52)	—	(31)	—	56	—	(89)	—
Income before provision for income taxes	8,849	3.4	12,814	4.6	12,085	2.3	24,181	4.6
Income tax expense	3,349	1.3	4,740	1.7	4,598	0.9	8,935	1.7
Net income	$5,500	2.1%	$8,074	2.9%	$7,487	1.4%	$15,246	2.9

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues. Revenues decreased $14.6 million, or 5.3%, to $261.9 million for the three months ended June 30, 2016 from $276.5 million for the three months ended June 30, 2015. The decrease was primarily due to lower T&D revenue partially offset by higher C&I revenue and organic and acquisitive growth, as further discussed below.

Gross margin. Gross margin increased to 12.0% for the three months ended June 30, 2016 from 11.5% for the three months ended June 30, 2015. The year-over-year increase in gross margin was primarily due to improved performance on several projects, which was partially offset by some significant write-downs due to a pending project claim, pending change orders and inclement weather experienced on certain projects. Changes in estimates of gross profit on certain projects resulted in gross margin increases of 0.1% and 1.0% for the three months ended June 30, 2016 and 2015, respectively.

Gross profit. Gross profit decreased $0.3 million, or 0.9%, to $31.4 million for the three months ended June 30, 2016 from $31.7 million for the three months ended June 30, 2015, due to lower revenue, largely offset by higher gross margin.

Selling, general and administrative expenses. Selling, general and administrative expenses, which were $22.5 million for the three months ended June 30, 2016, increased $3.6 million from $18.9 million for the three months ended June 30, 2015. The year-over-year increase was primarily due to $2.3 million of costs associated with our expansion into new geographic markets and higher payroll costs to support operations. As a percentage of revenues, selling, general and administrative expenses increased to 8.6% for the three months ended June 30, 2016 from 6.9% for the three months ended June 30, 2015.

Gain on sale of property and equipment. Gains from the sale of property and equipment in the three months ended June 30, 2016 were $0.5 million compared to $0.3 million in the three months ended June 30, 2015. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $0.2 million for the three months ended June 30, 2016 and 2015.

Provision for income taxes. The provision for income taxes was $3.3 million for the three months ended June 30, 2016, with an effective tax rate of 37.8%, compared to a provision of $4.7 million for the three months ended June 30, 2015, with an effective tax rate of 37.0%. The increase in the effective rate was primarily caused by the year to date impact of lower domestic activities deductions and changes in the mix of business between states.

Net income. Net income decreased to $5.5 million for the three months ended June 30, 2016 from $8.1 million for the three months ended June 30, 2015. The decrease was primarily for the reasons described above.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended June 30,
	2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$178,629	68.2%	$200,583	72.5%
Commercial & Industrial	83,305	31.8	75,905	27.5
Total	$261,934	100.0	$276,488	100.0
Operating income (loss):
Transmission & Distribution	$15,585	8.7	$16,713	8.3
Commercial & Industrial	2,434	2.9	3,925	5.2
Total	18,019	6.9	20,638	7.5
Corporate	(8,877)	(3.4)	(7,614)	(2.8)
Consolidated	$9,142	3.5%	$13,024	4.7%

Transmission & Distribution

Revenues for our T&D segment for the three months ended June 30, 2016 were $178.6 million compared to $200.6 million for the three months ended June 30, 2015, a decrease of $22.0 million, or 11.0%. The decrease in revenue was primarily due to a decline in revenue from large, multi-year transmission projects partially offset by organic and acquisitive growth.

Revenues from transmission projects represented 75.2% and 75.0% of T&D segment revenue for the three months ended June 30, 2016 and 2015, respectively. Additionally, for the three months ended June 30, 2016, measured by revenue in our T&D segment, we provided 60.0% of our T&D services under fixed-price contracts, as compared to 48.5% for the three months ended June 30, 2015.

Operating income for our T&D segment for the three months ended June 30, 2016 was $15.6 million, a decrease of $1.1 million from the three months ended June 30, 2015. The decline in operating income was due to lower revenues, and expansion into new geographic markets, partially offset by improved margins. The margin improvement was primarily due to an increase in favorable closeouts and improved productivity on several of our projects, partially offset by some significant write-downs due to pending project change orders and inclement weather. As a percentage of revenues, operating income for our T&D segment was 8.7% for the three months ended June 30, 2016 compared to 8.3% for the three months ended June 30, 2015.

Commercial & Industrial

Revenues for our C&I segment for the three months ended June 30, 2016 were $83.3 million compared to $75.9 million for the three months ended June 30, 2015, an increase of $7.4 million or 9.7%, primarily due to organic growth and acquisitive expansion into new markets.

Measured by revenue in our C&I segment, we provided 63.9% of our services under fixed-price contracts for the three months ended June 30, 2016, compared to 73.2% in the three months ended June 30, 2015.

Operating income for our C&I segment for the three months ended June 30, 2016 was $2.4 million, a decrease of $1.5 million from the three months ended June 30, 2015. The year-over-year decline in operating income was primarily attributable to costs associated with a pending claim, expansion into new geographic markets, and lower than expected productivity on certain projects, partially offset by higher revenues. As a percentage of revenues, operating income for our C&I segment was 2.9% for the three months ended June 30, 2016 compared to 5.2% for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues. Revenues decreased $5.0 million, or 1.0%, to $515.6 million for the six months ended June 30, 2016 from $520.6 million for the six months ended June 30, 2015. The decrease was primarily due to lower T&D revenue mostly offset by higher C&I revenue and organic and acquisitive growth, as further discussed below.

Gross margin. Gross margin decreased to 11.4% for the six months ended June 30, 2016 from 11.7% for the six months ended June 30, 2015. The decline in our gross margin was largely due to lower bid margins caused by increased competition in many of our markets and an increase in shorter duration projects (which affects labor productivity, fleet utilization, mobilization costs and demobilization costs). In addition, during the six months ended June 30, 2016, we experienced some significant write-downs due to a pending project claim and change orders, inclement weather and lower productivity experienced on certain projects. These declines were partially offset by favorable close outs and improved performance on several projects. Changes in estimates of gross profit on certain projects resulted in a gross margin decrease of 0.7% and an increase of 1.1% for the six months ended June 30, 2016 and 2015, respectively.

Gross profit. Gross profit decreased $2.4 million, or 3.9%, to $58.7 million for the six months ended June 30, 2016 from $61.1 million for the six months ended June 30, 2015, due to lower revenue and gross margin.

Selling, general and administrative expenses. Selling, general and administrative expenses, which were $46.4 million for the six months ended June 30, 2016, increased $8.9 million from $37.5 million for the six months ended June 30, 2015. The year-over-year increase was primarily due to $5.3 million of costs associated with our expansion into new geographic markets, $1.0 million associated with activist investor activities, higher payroll costs to support operations and higher medical claims costs, partially offset by lower profit sharing and stock compensation costs. As a percentage of revenues, selling, general and administrative expenses increased to 9.0% for the six months ended June 30, 2016 from 7.2% for the six months ended June 30, 2015.

Gain on sale of property and equipment. Gains from the sale of property and equipment in the six months ended June 30, 2016 were $0.6 million compared to $1.2 million in the six months ended June 30, 2015. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $0.4 million for the six months ended June 30, 2016 and 2015.

Provision for income taxes. The provision for income taxes was $4.6 million for the six months ended June 30, 2016, with an effective tax rate of 38.0%, compared to a provision of $8.9 million for the six months ended June 30, 2015, with an effective tax rate of 37.0%. The increase in the effective rate was primarily caused by the year to date impact of lower domestic activities deductions and changes in the mix of business between states.

Net income. Net income decreased to $7.5 million for the six months ended June 30, 2016 from $15.2 million for the six months ended June 30, 2015. The decrease was primarily for the reasons described above.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Six months ended June 30,
	2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$361,603	70.1%	389,806	74.9%
Commercial & Industrial	153,965	29.9	130,830	25.1
Total	$515,568	100.0	$520,636	100.0
Operating income (loss):
Transmission & Distribution	$26,254	7.3	$33,547	8.6
Commercial & Industrial	4,590	3.0	6,760	5.2
Total	30,844	6.0	40,307	7.7
Corporate	(18,395)	(3.6)	(15,686)	(3.0)
Consolidated	$12,449	2.4%	$24,621	4.7%

Transmission & Distribution

Revenues for our T&D segment for the six months ended June 30, 2016 were $361.6 million compared to $389.8 million for the six months ended June 30, 2015, a decrease of $28.2 million, or 7.2%. The decrease in revenue was primarily due to a decline in revenue from large, multi-year transmission projects, partially offset by organic and acquisitive growth.

Revenues from transmission projects represented 76.2% and 76.5% of T&D segment revenue for the six months ended June 30, 2016 and 2015, respectively. Additionally, for the six months ended June 30, 2016, measured by revenue in our T&D segment, we provided 57.5% of our T&D services under fixed-price contracts, as compared to 48.8% for the six months ended June 30, 2015.

Operating income for our T&D segment for the six months ended June 30, 2016 was $26.3 million, a decrease of $7.2 million from the six months ended June 30, 2015. The year-over-year decline in operating income was primarily due to an increase in favorable closeouts on several large, multi-year transmission projects in the first six months of 2015, over the first six months of 2016. In recent quarters, the T&D segment experienced lower bid margins caused by increased competition in many of our markets and an increase in the number of shorter duration projects (which affects labor productivity, fleet utilization, mobilization costs and demobilization costs). Additionally, in the six months ended June 30, 2016, certain projects underperformed due to pending project change orders, labor productivity below previous estimates and unfavorable weather conditions in certain markets. We also experienced costs associated with the expansion into new geographic markets. As a percentage of revenues, operating income for our T&D segment was 7.3% for the six months ended June 30, 2016 compared to 8.6% for the six months ended June 30, 2015.

Commercial & Industrial

Revenues for our C&I segment for the six months ended June 30, 2016 were $154.0 million compared to $130.8 million for the six months ended June 30, 2015, an increase of $23.2 million or 17.7%, primarily due to organic and acquisitive expansion into new markets.

Measured by revenue in our C&I segment, we provided 67.3% of our services under fixed-price contracts for the six months ended June 30, 2016, compared to 70.9% in the six months ended June 30, 2015.

Operating income for our C&I segment for the six months ended June 30, 2016 was $4.6 million, a decrease of $2.2 million over the six months ended June 30, 2015. The year-over-year decline in operating income was primarily attributable to a pending project claim, productivity below estimates on certain projects, and costs associated with expansion into new geographic markets, partially offset by higher revenues. As a percentage of revenues, operating income for our C&I segment was 3.0% for the six months ended June 30, 2016 compared to 5.2% for the six months ended June 30, 2015.

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

Using EBITDA as a performance measure has material limitations as compared to net income, or other financial measures as defined under U.S. GAAP, as it excludes certain recurring items, which may be meaningful to investors. EBITDA excludes interest expense or interest income; however, as we have borrowed money to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are a necessary element of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense, interest income, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net income in each period, to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after tax basis. Using both EBITDA and net income to evaluate the business allows management and investors to (a) assess our relative performance against our competitors and (b) monitor our capacity to generate returns for our stockholders.

The following table provides a reconciliation of net income to EBITDA:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015

Net Income	$5,500	$8,074	$7,487	$15,246
Add:
Interest expense, net	241	179	420	351
Income tax expense	3,349	4,740	4,598	8,935
Depreciation & amortization	9,774	9,355	19,690	18,319
EBITDA	$18,864	$22,348	$32,195	$42,851

We also use EBITDA as a liquidity measure. We believe that EBITDA is important for evaluating our ability to comply with certain material covenants contained within our credit agreement (the “Credit Agreement”). Non-compliance with these financial covenants under the Credit Agreement—our interest coverage ratio which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense and our leverage ratio (as defined in the Credit Agreement)—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, likely causing us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in the Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure is useful to investors and relevant to their assessment of our capacity to service or incur debt, fund capital expenditures, finance acquisitions and expand our operations.

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA :

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015

Provided By Operating Activities:
Net cash flows provided by operating activities	$32,036	$7,659	$46,462	$9,029
Add/(subtract):
Changes in operating assets and liabilities	(15,385)	11,074	(17,410)	26,023
Adjustments to reconcile net income to net cash flows provided by operating activities	(11,151)	(10,659)	(21,565)	(19,806)
Depreciation & amortization	9,774	9,355	19,690	18,319
Provision for income taxes	3,349	4,740	4,598	8,935
Interest expense, net	241	179	420	351
EBITDA	$18,864	$22,348	$32,195	$42,851

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $3.4 million and working capital of $66.8 million. We define working capital as current assets less current liabilities. During the six months ended June 30, 2016, operating activities of our business provided net cash of $46.5 million, compared to $9.0 million of cash provided in the six months ended June 30, 2015. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The changes in various working capital accounts (such as: accounts receivable, including retention; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts) are due to both the volume and timing of work performed, the mix of the types of projects and customers and their varying billing requirements as well as settlements of payables and other obligations.

The gross amount of accounts receivable, net, costs and estimated earnings in excess of billings on uncompleted contracts, and billings in excess of costs and estimated earnings on uncompleted contracts provided cash of $13.2 million in the six months ended June 30, 2016, compared to the $42.2 million of cash used in the six months ended June 30, 2015, a year-over-year increase in cash provided of $55.4 million. These working capital changes were primarily due to a favorable cash flow change of $33.0 million in our accounts receivable, which was the result of improved billing and collection procedures for several of our new clients. In addition, we experienced a favorable year-over-year cash flow change of $22.4 million relating to our costs and estimated earnings in excess of billings, and billings in excess of costs and estimated earnings on uncompleted contacts due to more favorable contractual billing terms and resulting timing of billings on certain projects. The improvements in these working capital components were partially offset by an unfavorable year-over year cash flow change of $15.5 million relating to our accounts payable which was the result of normal payment timing differences based on the status and contract terms of certain projects.

In the six months ended June 30, 2016, we used net cash in investing activities of $10.4 million, consisting of $12.2 million for capital expenditures, partially offset by $1.8 million of proceeds from the sale of equipment. In the six months ended June 30, 2015, we used net cash in investing activities of $39.8 million, consisting of $29.7 million for capital expenditures and $11.4 million to acquire E.S. Boulos Company, partially offset by $1.3 million of proceeds from the sale of equipment.

In the six months ended June 30, 2016, we used net cash of $72.6 million in financing activities, consisting primarily of $93.0 million of cash used to purchase shares of our common stock, as well as $0.9 million of cash used to pay debt issuance costs related to our new line of credit. These uses of cash were partially offset by borrowings of $20.0 million under the line of credit, and proceeds from stock options and tax benefits related to our stock compensation programs. The $93.0 million of cash used to purchase shares of our common stock consisted of $92.1 million purchased under our Repurchase Program and $0.9 million to purchase shares surrendered by employees to satisfy employee tax obligations under our stock compensation program. On February 10, 2016, our Board of Directors approved an amended Repurchase Program, which increased the program from $67.5 million to $142.5 million and revised provisions of the Repurchase Program to enable us to accelerate the pace of share repurchases. As of June 30, 2016, we had $5.5 million of remaining availability to purchase shares under the Repurchase Program. On July 12, 2016 we exhausted the remaining availability under the Repurchase Program resulting in the repurchase of a total of 6,024,978 shares of our common stock for $142.5 million at an average share price of $23.64 per share. On July 28, 2016, the Board of Directors approved an extension of the Repurchase Program to August 15, 2017 and authorized an additional $20.0 million bringing the total amount authorized under the program to $162.5 million. These additional funds are to be used to repurchase shares of our common stock albeit at a less aggressive pace than pursued during the first half of 2016.

We anticipate that our cash and cash equivalents on hand, $205.7 million borrowing availability under our 2016 Facility, and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, and acquisition and joint venture opportunities. We expect that our capital spending in 2016 will be lower than the last few years as we look to finance our fleet through an increased use of alternative financing approaches, such as leasing. Although we believe that we have adequate cash and availability under our Credit Agreement to meet our liquidity needs, any large projects or acquisitions may require additional capital.

We have not historically paid dividends and currently do not expect to pay dividends.

Debt Instruments

On June 30, 2016, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”) with a facility of $250 million (the “2016 Facility”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A. The 2016 Facility may be used for revolving loans and letters of credit. The 2016 Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $50 million. We have an expansion option to increase the commitments under the 2016 Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $100 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the 2016 Facility is secured by substantially all of our assets and the assets of our domestic subsidiaries and by a pledge of substantially all of the capital stock of our domestic subsidiaries and 65% of the capital stock of our direct foreign subsidiaries. Additionally, subject to certain exceptions, our domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the 2016 Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement were used to refinance existing debt and are expected to be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

Amounts borrowed under the Credit Agreement in U.S. dollars bear interest, at our option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 1.00%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 2.00%. Amounts borrowed under the Credit Agreement in any currency other than U.S. dollars will bear interest at a rate equal to the Adjusted LIBO Rate plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on our consolidated Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the 2016 Facility are subject to a letter of credit fee of 1.125% to 2.125% for standby or commercial letters of credit or 0.625% to 1.125% for performance letters of credit, based on the our consolidated Leverage Ratio. We will also be subject to a commitment fee of 0.20% to 0.375% based on our consolidated Leverage Ratio on any unused portion of the 2016 Facility. The Credit Agreement restricts certain types of payments when our consolidated Leverage Ratio exceeds 2.25.

Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, we may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase, if given effect, shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters.

Prior to the amendment and restatement of the Credit Agreement, we had a five-year syndicated credit agreement with a facility of $175.0 million (the “2011 Facility”). The 2011 Facility provided funds for revolving loans and the issuance of letters of credit and up to $25.0 million for swingline loans.

As of June 30, 2016, we had $20.0 million of debt outstanding under the 2016 Facility and irrevocable standby letters of credit outstanding of approximately $24.3 million, including $17.6 million related to our payment obligation under our insurance programs and approximately $6.7 million related to contract performance obligations. As of December 31, 2015, we had no debt outstanding and irrevocable standby letters of credit outstanding of approximately $19.3 million, including $17.5 million related to the Company’s payment obligation under its insurance programs and approximately $1.8 million related to contract performance obligations.

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

For a discussion regarding off-balance sheet transactions, refer to Note 8, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements.

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of June 30, 2016, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 14.7% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of June 30, 2015, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 11.0% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

New Accounting Pronouncements

For a discussion regarding new accounting pronouncements, please refer to Note 1, “Organization, Business and Basis of Presentation—Recently Issued Accounting Pronouncements” in the accompanying Notes to Consolidated Financial Statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our 2015 Annual Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2016, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the six months ended June 30, 2016 and 2015, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

As of June 30, 2016, we had $20.0 million of debt outstanding under the 2016 Facility. Borrowings under the 2016 Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If the prime rate, federal funds rate or LIBOR increased, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For further discussion regarding legal proceedings, please refer to Note 8, “Commitments and Contingencies—Litigation and Other Legal Matters” in the accompanying Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the risk factors previously discussed in Item 1A of our 2015 Annual Report. An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described in our 2015 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. These risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of our common stock and any investment in our company.

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

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

April 1, 2016 - April 30, 2016	858,756	$25.10	857,570	$51,547,643
May 1, 2016 - May 31, 2016	990,300	$24.01	987,440	$27,842,999
June 1, 2016 - June 30, 2016	928,543	$24.07	928,543	$5,495,711
Total	2,777,599	$24.36	2,773,553

(1)	On August 1, 2012, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock (“Repurchase Program”), and the Company subsequently established a Rule 10b5-1 plan to facilitate this repurchase. This column includes all repurchases of common stock, including stock repurchased under the Repurchase Program and stock repurchased outside the Repurchase Program. The Company repurchased 4,046 shares of its common stock to satisfy tax obligations on the vesting of restricted stock under the 2007 Long-Term Incentive Plan (as amended). The Company’s Board of Directors has extended and increased the size of the Repurchase Program several times since 2012. In July 2016, the Company’s Board of Directors approved an amendment of the Repurchase Program, which increased the size of the program from $142.5 million to $162.5 million and extended the term through August 15, 2017.

(2)	Through June 30, 2016, the Company has purchased 5,800,789 shares under the Repurchase Program.

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

MYR GROUP INC.
(Registrant)

August 3, 2016	/s/ Betty R. Johnson
Senior Vice President, Chief Financial Officer and Treasurer

