Form 10-Q
period 2016-09-30
MYR GROUP INC.
filed 2016-11-02
CIK 700923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016, there were 16,064,682 outstanding shares of the registrant’s $0.01 par value common stock.

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

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share and per share data)	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$584	$39,797
Accounts receivable, net of allowances of $362 and $376, respectively	185,454	187,235
Costs and estimated earnings in excess of billings on uncompleted contracts	80,305	51,486
Receivable for insurance claims in excess of deductibles	12,930	11,290
Refundable income taxes	1,296	5,617
Other current assets	5,383	7,942
Total current assets	285,952	303,367
Property and equipment, net of accumulated depreciation of $203,786 and $181,575, respectively	153,009	160,678
Goodwill	46,781	47,124
Intangible assets, net of accumulated amortization of $4,489 and $3,798, respectively	11,017	11,362
Other assets	2,850	2,394
Total assets	$499,609	$524,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Current maturities of long-term debt, including capital leases	$1,062	$—
Accounts payable	85,867	73,300
Billings in excess of costs and estimated earnings on uncompleted contracts	46,052	40,614
Accrued self insurance	37,267	36,967
Other current liabilities	28,101	28,856
Total current liabilities	198,349	179,737
Deferred income tax liabilities	14,242	14,382
Long-term debt, including capital leases, net of current maturities	37,500	—
Other liabilities	845	926
Total liabilities	250,936	195,045
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares;
none issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares;
16,064,682 and 19,969,347 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	158	198
Additional paid-in capital	132,917	161,342
Accumulated other comprehensive income	51	116
Retained earnings	115,547	168,224
Total stockholders’ equity	248,673	329,880
Total liabilities and stockholders’ equity	$499,609	$524,925

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2016	2015	2016	2015

Contract revenues	$283,259	$269,861	$798,827	$790,497
Contract costs	249,196	241,241	706,048	700,767
Gross profit	34,063	28,620	92,779	89,730
Selling, general and administrative expenses	23,203	18,974	69,579	56,513
Amortization of intangible assets	188	84	691	251
Gain on sale of property and equipment	(467)	(357)	(1,079)	(1,574)
Income from operations	11,139	9,919	23,588	34,540
Other income (expense)
Interest income	—	8	5	23
Interest expense	(408)	(180)	(833)	(546)
Other, net	(417)	438	(361)	349
Income before provision for income taxes	10,314	10,185	22,399	34,366
Income tax expense	4,168	4,010	8,766	12,945
Net income	$6,146	$6,175	$13,633	$21,421
Income per common share:
—Basic	$0.39	$0.30	$0.78	$1.03
—Diluted	$0.38	$0.29	$0.77	$1.01
Weighted average number of common shares and potential common shares outstanding:
—Basic	15,805	20,788	17,489	20,662
—Diluted	16,177	21,214	17,817	21,113

Net income	$6,146	$6,175	$13,633	$21,421
Other comprehensive income (loss):
Foreign currency translation adjustment	19	50	(65)	69
Other comprehensive income (loss)	19	50	(65)	69
Total comprehensive income	$6,165	$6,225	$13,568	$21,490

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
(In thousands)	2016	2015

Cash flows from operating activities:
Net income	$13,633	$21,421
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation and amortization of property and equipment	28,747	27,767
Amortization of intangible assets	691	251
Stock-based compensation expense	3,488	3,843
Deferred income taxes	(116)	(186)
Gain on sale of property and equipment	(1,079)	(1,574)
Other non-cash items	(38)	175
Changes in operating assets and liabilities
Accounts receivable, net	1,770	(24,301)
Costs and estimated earnings in excess of billings on
uncompleted contracts	(28,774)	(31,319)
Receivable for insurance claims in excess of deductibles	(1,640)	920
Other assets	7,008	(1,234)
Accounts payable	11,022	17,014
Billings in excess of costs and estimated earnings on
uncompleted contracts	5,454	6,079
Accrued self insurance	299	(3,387)
Other liabilities	32	(4,774)
Net cash flows provided by operating activities	40,497	10,695
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,544	1,980
Cash paid for acquired business	—	(11,374)
Purchases of property and equipment	(17,948)	(42,795)
Net cash flows used in investing activities	(15,404)	(52,189)
Cash flows from financing activities:
Net borrowings under revolving lines of credit	33,407	—
Payment of principal obligations under capital leases	(442)	—
Increase in outstanding checks	2,540	—
Proceeds from exercise of stock options	2,080	1,823
Debt issuance costs	(1,006)	—
Excess tax benefit from stock-based awards	480	1,676
Repurchase of common shares	(101,483)	(9,240)
Other financing activities	63	28
Net cash flows used in financing activities	(64,361)	(5,713)
Effect of exchange rate changes on cash	55	—
Net decrease in cash and cash equivalents	(39,213)	(47,207)
Cash and cash equivalents:
Beginning of period	39,797	77,636
End of period	$584	$30,429

Supplemental cash flow information:

Noncash investing activities:
Acquisition of property and equipment acquired under capital lease arrangements	$5,580	$—

Noncash financing activities:
Capital lease obligations initiated	$5,580	$—

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization, Business and Basis of Presentation

Organization and Business

MYR Group Inc. (the “Company”) is a holding company of specialty electrical construction service providers that conducts operations through a number of wholly-owned subsidiaries including: The L. E. Myers Co., a Delaware corporation; Harlan Electric Company, a Michigan corporation; Great Southwestern Construction, Inc., a Colorado corporation; Sturgeon Electric Company, Inc., a Michigan corporation; Sturgeon Electric California, LLC, a Delaware limited liability company; MYR Transmission Services, Inc., a Delaware corporation; E.S. Boulos Company, a Delaware corporation; High Country Line Construction, Inc., a Nevada corporation; MYR Group Construction Canada, Ltd., a British Columbia corporation; MYR Transmission Services Canada, Ltd., a British Columbia corporation; and Northern Transmission Services, Ltd., a British Columbia corporation.

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

Basis of Presentation

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income and cash flows with respect to the interim consolidated financial statements have been included. The consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements as of that date. The results of operations and comprehensive income are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2015, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 3, 2016.

Foreign Currency

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on foreign currency denominated balances, are recorded in the “other, net” line on the consolidated statements of operations. For the three and nine months ended September 30, 2016, the Company recorded foreign currency transaction losses of $0.3 million and $0.1 million, respectively.

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

The percentage of completion method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. The estimates are reviewed and revised quarterly, as needed. During the three months ended September 30, 2016, changes in estimates pertaining to certain projects resulted in a net increased consolidated gross margin of 0.7%. The Company’s income from operations for the three months ended September 30, 2016 increased $2.0 million due to the changes in estimated gross profit. These changes in estimates resulted in an increase of $1.2 million in net income, or $0.07 in diluted earnings per common share, during the three months ended September 30, 2016. During the nine months ended September 30, 2016, changes in estimates pertaining to certain projects resulted in a net decreased consolidated gross margin of 0.5%. The Company’s income from operations for the nine months ended September 30, 2016 decreased $3.6 million due to the changes in estimated gross profit. These changes in estimates resulted in a decrease of $2.2 million in net income, or $0.12 in diluted earnings per common share, during the nine months ended September 30, 2016. During the three months ended September 30, 2015, changes in estimates pertaining to certain projects resulted in a net decreased consolidated gross margin of 0.5%. The Company’s income from operations for the three months ended September 30, 2015 decreased $1.3 million due to the changes in estimated gross profit. These changes in estimates resulted in decreases of $0.8 million in net income or $0.04 in diluted earnings per common share during the three months ended September 30, 2015. During the nine months ended September 30, 2015, changes in estimates pertaining to certain projects, the majority of which were transmission projects, resulted in a net increased consolidated gross margin of 0.5%. The Company’s income from operations for the nine months ended September 30, 2015 increased $3.5 million due to the changes in estimated gross profit. These changes in estimates resulted in increases of $2.2 million in net income or $0.10 in diluted earnings per common share during the nine months ended September 30, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2016 and December 31, 2015, the Company held its cash in checking accounts or in highly liquid money market funds. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to financial institutions for payment. The Company funds all intraday bank balances overdrafts during the same business day. Checks issued and outstanding in excess of bank balance are recorded in accounts payable in the Consolidated Balance Sheets and are reflected as a financing activity in the Consolidated Statements of Cash Flows. As of September 30, 2016 the Company had checks issued and outstanding in excess of our bank balance of $2.5 million. The Company had no checks issued and outstanding in excess of our bank balance as of December 31, 2015.

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

Recently Issued Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which modifies existing guidance and is intended to reduce the diversity in practice with respect to the accounting for income tax consequences of intra-entity transfers of assets. This update requires entities to immediately recognize the tax consequences on intercompany asset transfers (excluding inventory) at the transaction date, and eliminates the recognition exception within current guidance. The update is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a modified retrospective approach. The Company is evaluating the impact this pronouncement will have on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how eight specific transactions are classified in the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective approach. The Company is evaluating the impact this update will have on its financial statements.

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

2. Acquisitions

On November 24, 2015, the Company acquired all of the outstanding common stock of High Country Line Construction, Inc. (“HCL”). The acquisition of HCL expands the Company’s T&D construction services, predominantly in the western United States. The acquisition date fair value of consideration transferred was $1.7 million, net of cash acquired, of which $0.3 million was allocated to identifiable intangibles (backlog and customer relationships) and the remaining $0.2 million allocated to goodwill. The Company has finalized the purchase price accounting relating to the HCL acquisition. Costs of approximately $0.2 million related to the acquisition were included in selling, general and administrative expenses in the December 31, 2015 consolidated statement of operations.

On April 13, 2015, the Company acquired substantially all of the assets of E.S. Boulos Company (“ESB”). The total consideration paid was approximately $11.4 million, which was funded through existing cash resources of the Company. Headquartered in Westbrook, Maine, ESB offers construction capabilities under the Company’s T&D segment, including substation, transmission and distribution construction. ESB also provides commercial and industrial electrical construction under its C&I segment, including a wide range of commercial electrical construction services. The Company has finalized the purchase price accounting relating to the ESB acquisition.

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

As of September 30, 2016 and December 31, 2015, the carrying value of the Company’s cash and cash equivalents approximated fair value based on Level 1 inputs. As of September 30, 2016, the fair value of the Company’s long-term debt including capital leases, was based on variable and fixed interest rates at September 30, 2016, for new issues with similar remaining maturities and approximated carrying value based on Level 2 inputs.

4. Contracts in Process

The net asset position for contracts in process consisted of the following:

	September 30,	December 31,
(In thousands)	2016	2015

Costs and estimated earnings on uncompleted contracts	$1,713,230	$2,153,085
Less: Billings to date	1,678,977	2,142,213
	$34,253	$10,872

The net asset position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	September 30,	December 31,
(In thousands)	2016	2015

Costs and estimated earnings in excess of billings on
uncompleted contracts	$80,305	$51,486
Billings in excess of costs and estimated earnings on
uncompleted contracts	(46,052)	(40,614)
	$34,253	$10,872

5. Lease Obligations

From time to time, the Company enters into leasing arrangements for real estate, vehicles and construction equipment. In 2016 the Company entered into master leasing arrangements for vehicles and construction equipment. Some of the leases entered into under these agreements were recorded as capital leases while others were treated as operating leases. As of September 30, 2016, the Company had no outstanding commitments to enter into future leases under its master lease agreements.

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

As of September 30, 2016, $5.2 million of leased assets were capitalized in property and equipment, net of accumulated depreciation.

Operating Leases

The Company leases real estate, construction equipment and office equipment under operating leases with remaining terms ranging from one to five years.

The future minimum lease payments required under capital leases and operating leases, together with the present value of capital leases, as of September 30, 2016 were as follows:

	Capital	Operating
(In thousands)	Lease Obligations	Lease Obligations

Remainder of 2016	$301	$653
2017	1,203	2,104
2018	1,203	1,776
2019	1,203	1,501
2020	1,203	942
2021	401	583
Total minimum lease payments	$5,514	$7,559
Interest	(376)
Net present value of minimum lease payments	5,138
Less: Current portion of capital lease obligations	(1,062)
Long-term capital lease obligations	$4,076

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

Amounts borrowed under the Credit Agreement in U.S. dollars bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 1.00%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 2.00%. Amounts borrowed under the Credit Agreement in any currency other than U.S. dollars will bear interest at a rate equal to the Adjusted LIBO Rate plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on the Company’s consolidated Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the 2016 Facility are subject to a letter of credit fee of 1.125% to 2.125% for standby or commercial letters of credit or 0.625% to 1.125% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company also will be subject to a commitment fee of 0.20% to 0.375% based on the Company’s consolidated Leverage Ratio on any unused portion of the 2016 Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.25. The weighted average interest rate on borrowings outstanding through September 30, 2016, was 1.69% per annum.

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

The amount outstanding on the 2016 Facility was $33.4 million as of September 30, 2016. The Company had no revolving loans outstanding as of December 31, 2015.

As of September 30, 2016, the Company had irrevocable standby letters of credit outstanding under the 2016 Facility of approximately $24.3 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $6.7 million related to contract performance obligations. As of December 31, 2015, the Company had irrevocable standby letters of credit outstanding of approximately $19.3 million, including $17.5 million related to the Company’s payment obligation under its insurance programs and approximately $1.8 million related to contract performance obligations.

The Company has remaining deferred debt issuance costs totaling $1.0 million as of September 30, 2016, related to entry into the line of credit. As permitted under ASU No. 2015-15, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.

As of September 30, 2016, the Company had approximately $5.1 million of capital lease obligations outstanding, $1.1 million of which was classified as a current liability. As of December 31, 2015, the Company had no outstanding capital lease obligations.

7. Income Taxes

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rates for the three and nine months ended September 30, 2016 and 2015 was principally due to state income taxes.

The Company had unrecognized tax benefits of approximately $0.6 million as of September 30, 2016 and December 31, 2015, which were included in other liabilities in the accompanying consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense because of the unrecognized tax benefits was not significant for the three and nine months ended September 30, 2016 and 2015.

The Company is subject to taxation in various jurisdictions. The Company’s tax returns for 2012 through 2014 are currently under examination by U.S. federal authorities and the 2015 tax return is subject to examination. The Company’s tax returns are subject to examination by various state authorities for the years 2012 through 2015.

8. Commitments and Contingencies

Purchase Commitments

As of September 30, 2016, the Company had approximately $1.1 million in outstanding purchase orders for certain construction equipment, with cash outlay requirements scheduled to occur over the next three months.

Insurance and Claims Accruals

The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverage. The deductible per occurrence for each line of coverage is up to $1.0 million. The Company’s health benefit plans, are subject to a $0.1 million deductible for qualified individuals. Losses up to the deductible amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the deductible is included in current assets in the consolidated balance sheets.

Performance and Payment Bonds

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its surety for any expenses paid out under these bonds. As of September 30, 2016, an aggregate of approximately $910.1 million in original face amount of bonds issued by the surety were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $71.6 million as of September 30, 2016.

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

During the nine months ended September 30, 2016, plan participants exercised 174,826 options with a weighted average exercise price of $11.90. As of September 30, 2016, there are no options outstanding under the 2006 Plan.

During the nine months ended September 30, 2016, the Company granted 106,968 shares of restricted stock, which vest ratably over three years, at a weighted average grant date fair value of $24.63. Additionally, 84,061 shares of restricted stock vested during the nine months ended September 30, 2016, at a weighted average grant date fair value of $25.11.

During the nine months ended September 30, 2016, the Company granted 5,944 shares of phantom stock, which vest ratably over three years, at a weighted average grant date fair value of $25.23. Additionally, 1,268 shares of phantom stock vested during the nine months ended September 30, 2016, at a weighted average grant date fair value of $29.57.

During the nine months ended September 30, 2016, the Company granted 79,661 performance share awards, at target, which cliff vest on December 31, 2018. The grant of performance shares was split between performance metrics of return on invested capital (“ROIC”), an internal performance measure, and total shareholder return (“TSR”), a market performance measure.

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

Commercial and Industrial: The C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities, office buildings, high density residential housing and transportation control and management systems. C&I segment services are generally performed in the western and northeastern United States.

The information in the following table was derived from internal financial reports used for corporate management purposes:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015

Contract revenues:
T&D	$206,441	$203,864	$568,044	$593,670
C&I	76,818	65,997	230,783	196,827
	$283,259	$269,861	$798,827	$790,497
Income from operations:
T&D	$14,550	$13,929	$40,804	$47,476
C&I	5,043	2,780	9,633	9,540
General Corporate	(8,454)	(6,790)	(26,849)	(22,476)
	$11,139	$9,919	$23,588	$34,540

For the three and nine months ended September 30, 2016, contract revenues attributable to the Company’s Canadian operations were $9.4 million and $15.9 million, respectively. For the three and nine months ended September 30, 2015, contract revenues attributable to the Company’s Canadian operations were $0.3 million and $0.6 million, respectively. The Company’s Canadian revenues are predominantly in the T&D segment.

11. Earnings Per Share

The Company computes earnings per share using the treasury stock method unless the two-class method is more dilutive. The Company computed earnings per share for the three and nine months ended September 30, 2016 using the treasury stock method. Under the treasury stock method, basic earnings per share are computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period, and diluted earnings per share are computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

For the three and nine months ended September 30, 2015, the Company computed earnings per share using the two-class method because that method resulted in a more dilutive effect than the treasury stock method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under the two-class method, the Company’s unvested grants of restricted stock that contained non-forfeitable rights to dividends were treated as participating securities and were excluded from the computation of basic and diluted earnings per share. All shares of restricted stock granted since 2013 are not participating because the grant agreements contain provisions that dividends, if declared, will be forfeited if the grantee leaves the Company before the stock is vested.

Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2016	2015	2016	2015

Numerator:
Net income	$6,146	$6,175	$13,633	$21,421
Less: Net income allocated to participating securities	—	(25)	—	(103)
Net income available to common shareholders	$6,146	$6,150	$13,633	$21,318

Denominator:
Weighted average common shares outstanding	15,805	20,788	17,489	20,662
Weighted average dilutive securities	372	426	328	451
Weighted average common shares outstanding, diluted	16,177	21,214	17,817	21,113

Income per common share, basic	$0.39	$0.30	$0.78	$1.03
Income per common share, diluted	$0.38	$0.29	$0.77	$1.01

For the three and nine months ended September 30, 2016 and 2015, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities. The following table summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015

Stock options	—	4	86	2
Restricted stock	6	—	6	—
Performance awards	2	35	83	35

Share Repurchases

During 2016, the Company’s Board of Directors approved two amendments to the share repurchase program (“Repurchase Program”), which increased the Repurchase Program from $67.5 million to $162.5 million and extended the term of the program through August 15, 2017. During the nine months ended September 30, 2016, the Company repurchased 4,227,541 shares of its common stock at a weighted-average price of $23.79 per share; 4,189,858 of those shares were purchased under its Repurchase Program for approximately $99.8 million. Additionally, the Company repurchased 37,683 shares of stock, for approximately $0.9 million, from its employees to satisfy tax obligations on shares vested under the LTIP. All of the shares repurchased were retired and returned to authorized but unissued stock.

12. Subsequent Events

On October 28, 2016, the Company completed the acquisition of substantially all of the assets of Western Pacific Enterprises GP and of Western Pacific Enterprises Ltd., except for certain real estate owned by Western Pacific Enterprises Ltd., which conducted business as Western Pacific Enterprises GP (“WPE”), an electrical contracting firm in western Canada. Headquartered in Coquitlam, British Columbia, WPE will provide a wide range of commercial and industrial electrical construction capabilities under the Company’s C&I segment. WPE will also provide substation construction capabilities under the Company’s T&D segment. The total consideration paid was approximately $16.1 million CDN, subject to working capital adjustments, which was funded through borrowings on the 2016 Facility. Additionally, there could also be contingent payments based on the successful achievement of certain performance targets and continued employment of certain key executives of WPE. These payments will be recognized as compensation expense in the consolidated statement of operations and comprehensive income as earned over the period achievement becomes probable. As this transaction was effective on October 28, 2016, the results of WPE will be included in the Company’s consolidated financial statements beginning on such date. The Company does not expect WPE's revenues or profits to be material to the Company's 2016 operating results. Approximately $0.1 million of acquisition-related costs associated with this acquisition were expensed by the Company in the nine months ended September 30, 2016.

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

We had consolidated revenues for the nine months ended September 30, 2016 of $798.8 million, of which 71.1% was attributable to our T&D customers and 28.9% was attributable to our C&I customers. Our consolidated revenues for nine months ended September 30, 2015 were $790.5 million. For the nine months ended September 30, 2016, our net income and EBITDA (1) were $13.6 million and $52.7 million, respectively, compared to $21.4 million and $62.9 million, respectively, for the nine months ended September 30, 2015.

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

Organic Growth In 2015, we expanded our operations, opening six new offices in the United States located in California, Kansas, Nevada, Texas and Washington State. We also started operations in Canada and began work on our first major project award in Canada earlier in 2016. We continue to look for opportunities to expand our operations into new markets in the United States and Canada.

(1)	EBITDA is a non-GAAP measure. Refer to “Non-GAAP Measure—EBITDA” for a discussion of this measure.

A few of our new organic growth initiatives are progressing slower than expected due to the timing of contract awards and penetration of the new market, which resulted in uncovered fixed costs in the first nine months ended September 30, 2016. Despite slower starts in these markets, we continue to see improvements in these organic growth initiatives during the three months ended September 30, 2016, and we believe that this strategy to grow the business will result in positive growth and enhance shareholder value.

Strategic Acquisitions On October 28, 2016, we acquired substantially all of the assets of Western Pacific Enterprises (“WPE”) and in 2015, we acquired substantially all of the assets of E.S. Boulos Company (“ESB”) and all of the outstanding common stock of High Country Line Construction, Inc. (“HCL”). The acquisition of ESB and HCL has enhanced our T&D presence in the northeast and western United States and further expanded our C&I presence into the northeast United States. WPE will expand our C&I and T&D presence in western and central Canada. We continue to look for acquisition opportunities that are compatible with our culture while enhancing shareholder value.

Prudent Capital Returns In February 2016, we increased the share Repurchase Program by $75.0 million to $142.5 million and revised provisions of the Repurchase Program to enable us to accelerate the pace of share repurchases. On July 12, 2016, we exhausted the remaining availability under the Repurchase Program under which we repurchased a total of 6,024,978 shares of our common stock for $142.5 million at an average share price of $23.64 per share. Subsequently, in July 2016 we increased the Repurchase Program by $20.0 million to $162.5 million and extended the terms of the Repurchase Program to August 15, 2017. Additionally, we continue to evaluate our capital allocation strategy of reducing future capital spending while expanding our fleet through alternative financing approaches, such as leasing. In March 2016, we entered into master lease arrangements and began to lease vehicles and equipment under these arrangements. We continue to look for opportunities to improve our resource allocation to enhance shareholder value.

We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. We ended the third quarter of 2016 with $192.3 million available under our 2016 Facility. We believe that our financial position and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our three-pronged strategy.

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

Our backlog was $620.6 million at September 30, 2016 compared to $475.0 million at June 30, 2016 and $425.1 million at September 30, 2015. Our backlog at September 30, 2016 increased $145.6 million or 30.6% from June 30, 2016. Backlog in the T&D segment increased $132.3 million and C&I backlog increased $13.3 million compared to June 30, 2016. The increase in backlog was primarily due to the multi-year Cross Texas Transmission contract of approximately $125 million, which we were awarded in the third quarter of 2016.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at September 30, 2016
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2015

T&D	$436,943	$43,573	$323,570
C&I	183,673	11,206	127,364
Total	$620,616	$54,779	$450,934

Project Bonding Requirements

A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our surety for claims against the surety bonds. As of September 30, 2016, we had approximately $910.1 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $71.6 million as of September 30, 2016.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended				Nine months ended
	September 30,				September 30,
	2016		2015		2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Contract revenues	$283,259	100.0%	$269,861	100.0%	$798,827	100.0%	$790,497	100.0%
Contract costs	249,196	88.0	241,241	89.4	706,048	88.4	700,767	88.6
Gross profit	34,063	12.0	28,620	10.6	92,779	11.6	89,730	11.4
Selling, general and
administrative expenses	23,203	8.2	18,974	7.0	69,579	8.7	56,513	7.2
Amortization of intangible assets	188	0.1	84	—	691	0.1	251	—
Gain on sale of property and
equipment	(467)	(0.2)	(357)	(0.1)	(1,079)	(0.1)	(1,574)	(0.2)
Income from operations	11,139	3.9	9,919	3.7	23,588	2.9	34,540	4.4
Other income (expense)
Interest income	—	—	8	—	5	—	23	—
Interest expense	(408)	(0.1)	(180)	(0.1)	(833)	(0.1)	(546)	(0.1)
Other, net	(417)	(0.1)	438	0.2	(361)	—	349	—
Income before provision
for income taxes	10,314	3.7	10,185	3.8	22,399	2.8	34,366	4.3
Income tax expense	4,168	1.5	4,010	1.5	8,766	1.1	12,945	1.6
Net income	$6,146	2.2%	$6,175	2.3%	$13,633	1.7%	$21,421	2.7%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues. Revenues increased $13.4 million, or 5.0%, to $283.3 million for the three months ended September 30, 2016 from $269.9 million for the three months ended September 30, 2015. The increase was primarily due to organic and acquisitive growth, partially offset by lower revenue from large, multi-year contracts as further discussed below.

Gross margin. Gross margin increased to 12.0% for the three months ended September 30, 2016 from 10.6% for the three months ended September 30, 2015. The increase in gross margin was largely due to favorable close-outs and improved performance on several projects, offset by inclement weather experienced on certain other projects. Gross margin in the three months ended September 30, 2015 was negatively impacted by lower bid margins caused by a higher mix of shorter duration jobs and underperformance on certain jobs. Changes in estimates of gross profit on certain projects resulted in a net gross margin increase of 0.7% and a decrease of 0.5% for the three months ended September 30, 2016 and 2015, respectively.

Gross profit. Gross profit increased $5.4 million, or 19.0%, to $34.1 million for the three months ended September 30, 2016 from $28.6 million for the three months ended September 30, 2015, due to higher revenue and gross margin.

Selling, general and administrative expenses. Selling, general and administrative expenses, which were $23.2 million for the three months ended September 30, 2016, increased $4.2 million from $19.0 million for the three months ended September 30, 2015. The year-over-year increase included $1.9 million of costs associated with our expansion into new geographic markets, as well as higher bonus and profit sharing costs, and increases in other payroll costs to support new and existing operations. As a percentage of revenues, selling, general and administrative expenses increased to 8.2% for the three months ended September 30, 2016 from 7.0% for the three months ended September 30, 2015.

Gain on sale of property and equipment. Gains from the sale of property and equipment in the three months ended September 30, 2016 were $0.5 million compared to $0.4 million in the three months ended September 30, 2015. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $0.4 million for the three months ended September 30, 2016 compared to $0.2 million in the three months ended September 30, 2015. This increase is primarily attributable to borrowings on our line of credit during the three months ended September 30, 2016.

Provision for income taxes. The provision for income taxes was $4.2 million for the three months ended September 30, 2016, with an effective tax rate of 40.4%, compared to a provision of $4.0 million for the three months ended September 30, 2015, with an effective tax rate of 39.4%. The increase in the effective rate was primarily caused by the year to date impact of lower domestic activities deductions and changes in the mix of business between states.

Net income. Net income decreased slightly to $6.1 million for the three months ended September 30, 2016 from $6.2 million for the three months ended September 30, 2015. The decrease was primarily for the reasons described above.

Segment Results

The following table sets forth statements of operations data by segment:

	Three months ended September 30,
	2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$206,441	72.9%	$203,864	75.5%
Commercial & Industrial	76,818	27.1	65,997	24.5
Total	$283,259	100.0	$269,861	100.0
Operating income (loss):
Transmission & Distribution	$14,550	7.0	$13,929	6.8
Commercial & Industrial	5,043	6.6	2,780	4.2
Total	19,593	6.9	16,709	6.2
Corporate	(8,454)	(3.0)	(6,790)	(2.5)
Consolidated	$11,139	3.9%	$9,919	3.7%

Transmission & Distribution

Revenues for our T&D segment for the three months ended September 30, 2016 were $206.4 million compared to $203.9 million for the three months ended September 30, 2015, an increase of $2.5 million, or 1.3%. The increase in revenue was primarily due to organic and acquisitive growth, partially offset by a decline in revenue from large, multi-year transmission projects.

Revenues from transmission projects represented 71.9% and 70.9% of T&D segment revenue for the three months ended September 30, 2016 and 2015, respectively. Additionally, for the three months ended September 30, 2016, measured by revenue in our T&D segment, we provided 60.9% of our T&D services under fixed-price contracts, as compared to 46.6% for the three months ended September 30, 2015.

Operating income for our T&D segment for the three months ended September 30, 2016 was $14.6 million, an increase of $0.6 million from the three months ended September 30, 2015. The increase in operating income was due to higher revenues and improved margins, partially offset by costs associated with our expansion into new geographic markets. The margin improvement was largely due to favorable close-outs and improved performance on several projects, offset by inclement weather experienced on certain other projects. As a percentage of revenues, operating income for our T&D segment was 7.0% for the three months ended September 30, 2016 compared to 6.8% for the three months ended September 30, 2015.

Commercial & Industrial

Revenues for our C&I segment for the three months ended September 30, 2016 were $76.8 million compared to $66.0 million for the three months ended September 30, 2015, an increase of $10.8 million or 16.4%, primarily due to organic growth and acquisitive expansion into new markets.

Measured by revenue in our C&I segment, we provided 53.5% of our services under fixed-price contracts for the three months ended September 30, 2016, compared to 69.2% in the three months ended September 30, 2015.

Operating income for our C&I segment for the three months ended September 30, 2016 was $5.0 million, an increase of $2.2 million from the three months ended September 30, 2015. The quarter-over-quarter increase in operating income was primarily attributable to higher revenues and improved performance on certain jobs in the three months ended September 30, 2016 versus certain underperforming jobs during the same period in the prior year. These increases were partially offset by costs associated with our expansion into new geographic markets. As a percentage of revenues, operating income for our C&I segment was 6.6% for the three months ended September 30, 2016 compared to 4.2% for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues. Revenues increased $8.3 million, or 1.1%, to $798.8 million for the nine months ended September 30, 2016 from $790.5 million for the nine months ended September 30, 2015. Organic and acquisitive growth contributed to the revenue increase which was partially offset by lower revenue from large, multi-year contracts.

Gross margin. Gross margin increased to 11.6% for the nine months ended September 30, 2016 from 11.4% for the nine months ended September 30, 2015. The increase in gross margin was largely due to favorable close-outs and improved performance on several projects. This was partially offset by lower bid margins caused by increased competition in many of our markets and an increase in shorter duration projects (which can affect labor productivity, fleet utilization, mobilization costs and demobilization costs) and write-downs due to unrecognized, pending project change orders and a project claim, inclement weather and lower productivity experienced on certain projects. Changes in estimates of gross profit on certain projects resulted in a gross margin decrease of 0.5% and an increase of 0.5% for the nine months ended September 30, 2016 and 2015, respectively.

Gross profit. Gross profit increased $3.1 million, or 3.4%, to $92.8 million for the nine months ended September 30, 2016 from $89.7 million for the nine months ended September 30, 2015, due to higher revenue and gross margin.

Selling, general and administrative expenses. Selling, general and administrative expenses, which were $69.6 million for the nine months ended September 30, 2016, increased $13.1 million from $56.5 million for the nine months ended September 30, 2015. The year-over-year increase was primarily due to $7.2 million of costs associated with our expansion into new geographic markets, $1.0 million associated with activist investor activities, increased bonus costs and higher payroll costs to support new and existing operations. As a percentage of revenues, selling, general and administrative expenses increased to 8.7% for the nine months ended September 30, 2016 from 7.2% for the nine months ended September 30, 2015.

Gain on sale of property and equipment. Gains from the sale of property and equipment in the nine months ended September 30, 2016 were $1.1 million compared to $1.6 million in the nine months ended September 30, 2015. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $0.8 million for the nine months ended September 30, 2016 compared to $0.5 million in the nine months ended September 30, 2015. This increase is primarily attributable to the borrowings on our line of credit during the nine months ended September 30, 2016.

Provision for income taxes. The provision for income taxes was $8.8 million for the nine months ended September 30, 2016, with an effective tax rate of 39.1%, compared to a provision of $12.9 million for the nine months ended September 30, 2015, with an effective tax rate of 37.7%. The increase in the effective rate was primarily caused by the year to date impact of lower domestic activities deductions and changes in the mix of business between states.

Net income. Net income decreased to $13.6 million for the nine months ended September 30, 2016 from $21.4 million for the nine months ended September 30, 2015. The decrease was primarily for the reasons described above.

Segment Results

The following table sets forth statements of operations data by segment:

	Nine months ended September 30,
	2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$568,044	71.1%	$593,670	75.1%
Commercial & Industrial	230,783	28.9	196,827	24.9
Total	$798,827	100.0	$790,497	100.0
Operating income (loss):
Transmission & Distribution	$40,804	7.2	$47,476	8.0
Commercial & Industrial	9,633	4.2	9,540	4.8
Total	50,437	6.3	57,016	7.2
Corporate	(26,849)	(3.4)	(22,476)	(2.8)
Consolidated	$23,588	3.0%	$34,540	4.4%

Transmission & Distribution

Revenues for our T&D segment for the nine months ended September 30, 2016 were $568.0 million compared to $593.7 million for the nine months ended September 30, 2015, a decrease of $25.7 million, or 4.3%. The decrease in revenue was primarily due to a decline in revenue from large, multi-year transmission projects, partially offset by organic and acquisitive growth.

Revenues from transmission projects represented 74.6% of T&D segment revenue for both the nine months ended September 30, 2016 and 2015. Additionally, for the nine months ended September 30, 2016, measured by revenue in our T&D segment, we provided 58.7% of our T&D services under fixed-price contracts, as compared to 48.1% for the nine months ended September 30, 2015.

Operating income for our T&D segment for the nine months ended September 30, 2016 was $40.8 million, a decrease of $6.7 million from the nine months ended September 30, 2015. The year-over-year decline in operating income was primarily due lower margins and reduced revenue. There were fewer favorable close-outs of large, multi-year transmission projects in the first nine months of 2016, as compared to the first nine months of 2015. In recent quarters, the T&D segment experienced lower bid margins caused by increased competition in many of our markets and an increase in the number of shorter duration projects (which can affect labor productivity, fleet utilization, mobilization costs and demobilization costs). Additionally, in the nine months ended September 30, 2016, certain projects underperformed due to pending project change orders, labor productivity below previous estimates and unfavorable weather conditions in certain markets. We also experienced costs associated with the expansion into new geographic markets. As a percentage of revenues, operating income for our T&D segment was 7.2% for the nine months ended September 30, 2016 compared to 8.0% for the nine months ended September 30, 2015.

Commercial & Industrial

Revenues for our C&I segment for the nine months ended September 30, 2016 were $230.8 million compared to $196.8 million for the nine months ended September 30, 2015, an increase of $34.0 million or 17.3%, primarily due to organic and acquisitive expansion into new markets.

Measured by revenue in our C&I segment, we provided 62.7% of our services under fixed-price contracts for the nine months ended September 30, 2016, compared to 70.3% in the nine months ended September 30, 2015.

Operating income for our C&I segment for the nine months ended September 30, 2016 was $9.6 million, an increase of $0.1 million over the nine months ended September 30, 2015. The year-over-year increase in operating income was primarily attributable to higher revenues, partially offset by a pending project claim, productivity below estimates on certain projects, and costs associated with expansion into new geographic markets. As a percentage of revenues, operating income for our C&I segment was 4.2% for the nine months ended September 30, 2016 compared to 4.8% for the nine months ended September 30, 2015.

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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015

Net Income	$6,146	$6,175	$13,633	$21,421
Add:
Interest expense, net	408	172	828	523
Income tax expense	4,168	4,010	8,766	12,945
Depreciation & amortization	9,748	9,699	29,438	28,018
EBITDA	$20,470	$20,056	$52,665	$62,907

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

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015

Provided By Operating Activities:
Net cash flows provided by operating activities	$(5,965)	$1,666	$40,497	$10,695
Add/(subtract):
Changes in operating assets and liabilities	22,239	14,979	4,829	41,002
Adjustments to reconcile net income to net cash flows provided by operating activities	(10,128)	(10,470)	(31,693)	(30,276)
Depreciation & amortization	9,748	9,699	29,438	28,018
Provision for income taxes	4,168	4,010	8,766	12,945
Interest expense, net	408	172	828	523
EBITDA	$20,470	$20,056	$52,665	$62,907

Liquidity and Capital Resources

As of September 30, 2016, we had working capital of $87.6 million. We define working capital as current assets less current liabilities. Our working capital at September 30, 2016 increased $20.8 million or 31.1% from June 30, 2016, due to the contractual milestone billing terms of a large, multi-year project and other working capital changes. During the nine months ended September 30, 2016, operating activities of our business provided net cash of $40.5 million, compared to $10.7 million of cash provided in the nine months ended September 30, 2015. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The changes in various working capital accounts (such as: accounts receivable, including retention; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts) are due to both the volume and timing of work performed, the mix of the types of projects and customers and their varying billing requirements as well as settlements of payables and other obligations.

The gross amount of accounts receivable, net; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts used cash of $10.5 million in the nine months ended September 30, 2016, compared to the $32.5 million of cash used in the nine months ended September 30, 2015, a year-over-year decrease in cash used of $22.0 million. These working capital changes were primarily due to a favorable cash flow change of $26.1 million in our accounts receivable, which was the result of lower contract retainages and improved billing and collection procedures for several of our new clients. In addition, we experienced a favorable year-over-year cash flow change of $2.5 million relating to our costs and estimated earnings in excess of billings, due to more favorable contractual billing terms on certain projects. The improvements in these working capital components were partially offset by an unfavorable year-over-year cash flow change of $6.0 million relating to our accounts payable which was the result of normal payment timing differences based on the status and contract terms of certain projects and an unfavorable year-over year cash flow change of $0.6 million relating to our billings in excess of costs and estimated earnings on uncompleted contacts. In addition, we experienced favorable cash flow changes of $8.2 million and $4.8 million in our other assets and other liabilities, respectively. The favorable cash flow change in other assets was primarily due to a decrease in refundable taxes as well as a reduction in prepaid insurance. The favorable cash flow change in other liabilities was primarily due to unfavorable cash flow changes during the nine months ended September 30, 2015, related to the payment and reduction of accrued bonus and profit sharing.

In the nine months ended September 30, 2016, we used net cash in investing activities of $15.4 million, consisting of $17.9 million for capital expenditures, partially offset by $2.5 million of proceeds from the sale of equipment. In the nine months ended September 30, 2015, we used net cash in investing activities of $52.2 million, consisting of $42.8 million for capital expenditures and $11.4 million to acquire ESB, partially offset by $2.0 million of proceeds from the sale of equipment.

In the nine months ended September 30, 2016, we used net cash of $64.4 million in financing activities, consisting primarily of $101.5 million of cash used to purchase shares of our common stock, as well as $1.0 million of cash used to pay debt issuance costs related to our new line of credit. These uses of cash were partially offset by borrowings of $33.4 million under the line of credit, an increase in outstanding checks in excess of our bank balance, and proceeds from stock options and tax benefits related to our stock compensation programs. During 2016, our Board of Directors approved two amendments to our Repurchase Program, which increased the program from $67.5 million to $162.5 million and extended the term of the program through August 15, 2017. As of September 30, 2016, we had $20.0 million of remaining availability to purchase shares under the Repurchase Program.

We anticipate that our $192.3 million borrowing availability under our 2016 Facility, and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, and acquisition and joint venture opportunities. We expect that our capital spending in 2016 will be lower than the last few years as we look to finance our fleet through an increased use of alternative financing approaches, such as leasing. Additionally, we expect repurchases of common stock will be at lower levels than experienced in 2015 and 2016. Although we believe that we have adequate cash and availability under our Credit Agreement to meet our liquidity needs, any large projects or acquisitions may require additional capital.

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

As of September 30, 2016, we had $33.4 million of debt outstanding under the 2016 Facility and irrevocable standby letters of credit outstanding of approximately $24.3 million, including $17.6 million related to our payment obligation under our insurance programs and approximately $6.7 million related to contract performance obligations. As of December 31, 2015, we had no debt outstanding and irrevocable standby letters of credit outstanding of approximately $19.3 million, including $17.5 million related to the Company’s payment obligation under its insurance programs and approximately $1.8 million related to contract performance obligations.

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

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2016, none of our customers individually exceeded 10.0% of consolidated accounts receivable with approximately. As of September 30, 2015, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 11.7% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2016, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the nine months ended September 30, 2016 and 2015, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

As of September 30, 2016, we had $33.4 million of debt outstanding under the 2016 Facility. Borrowings under the 2016 Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If the prime rate, federal funds rate or LIBOR increased, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. If market rates of interest on all our revolving debt as of September 30, 2016, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.3 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of September 30, 2016, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by the same amount.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

July 1, 2016 - July 31, 2016	224,189	$24.51	224,189	$20,000,015
August 1, 2016 - August 31, 2016	—	$-	—	$20,000,015
September 1, 2016 - September 30, 2016	—	$-	—	$20,000,015
Total	224,189	$24.51	224,189

(1)	On August 1, 2012, the Company’s Board of Directors authorized the repurchase of up to $20.0 million of the Company’s common stock (“Repurchase Program”), and the Company subsequently established a Rule 10b5-1 plan to facilitate this repurchase. This column includes all repurchases of common stock, including stock repurchased under the Repurchase Program and stock repurchased outside the Repurchase Program. The Company’s Board of Directors extended and increased the size of the Repurchase Program several times since 2012. In July 2016, the Company’s Board of Directors approved an amendment of the Repurchase Program, which increased the size of the program from $142.5 million to $162.5 million and extended the term through August 15, 2017.

(2)	Through September 30, 2016, the Company has purchased 6,024,978 shares under the Repurchase Program.

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

MYR GROUP INC.
(Registrant)

November 2, 2016	/s/ BETTY R. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer