Form 10-K/A
period 2015-12-31
MYR GROUP INC.
filed 2017-02-16
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 3, 2016 (the “Original Filing”), solely to:

•	amend each of Item 8 Financial Statements and Supplementary Data and Item 9A Controls and Procedures, to properly disclose the exclusion of the internal controls over financial reporting of the two businesses acquired in 2015 from management’s assessment of, and the auditor’s attestation regarding, internal controls over financial reporting as of December 31, 2015. Such exclusion is in accordance with Securities and Exchange Commission guidance that the assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting, provided the acquisition took place during the fiscal year being assessed.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 8 and Item 9A of the Form 10-K in this Amendment. However, there have been no changes to the text of such item other than the change stated in the immediately preceding paragraph.

As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

Except as described above, this Form 10-K/A does not modify or update any other disclosures in, including any of the financial information disclosed in Part II, or exhibits to, the Original Filing.

i

MYR GROUP INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Page
PART II
Item 8. Financial Statements and Supplementary Data	1
Item 9A. Controls and Procedures	35
PART IV
Item 15. Exhibits and Financial Statement Schedules	37

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us,” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

ii

PART II

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

Management’s assessment and conclusion of the Company’s internal control over financial reporting as of December 31, 2015 excluded the internal control over financial reporting of E.S. Boulos Company and High Country Line Construction, Inc., which were acquired on April 13, 2015 and November 24, 2015, respectively. E.S. Boulos Company and High Country Line Construction, Inc., combined, represented a total of approximately 5.7% and 5.3% of total assets and net assets, respectively, as of December 31, 2015, and 4.9% and 8.4% of contract revenues and income from operations, respectively, for the year then ended. Such exclusion is in accordance with Securities and Exchange Commission guidance that the assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting, provided the acquisition took place during the fiscal year being assessed.

Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the Financial Statements included in our Form 10-K filed with the Securities and Exchange Commission on March 3, 2016, has audited the effectiveness of MYR Group’s internal control over financial reporting as of December 31, 2015 as stated in their report which appears herein.

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

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of E.S. Boulos Company and High Country Line Construction, Inc., which are included in the 2015 consolidated financial statements of MYR Group Inc. and constituted approximately 5.7% and 5.3% of total assets and net assets, respectively, as of December 31, 2015, and 4.9% and 8.4% of contract revenues and income from operations, respectively, for the year then ended. Our audit of internal control over financial reporting of MYR Group Inc. also did not include an evaluation of the internal control over financial reporting of E.S. Boulos Company and High Country Line Construction, Inc.

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

Management, together with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by our annual report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance related to the matters stated in the above paragraph as of December 31, 2015.

Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s annual report on internal control over financial reporting and the report of our independent registered public accounting firm appear in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K/A.

This annual report on Form 10-K/A includes a report of management’s assessment regarding internal control over financial reporting (see “Management’s Report on Internal Control over Financial Reporting”) and an attestation report of our independent registered public accounting firm regarding internal control over financial reporting (see “Report of Independent Registered Public Accounting Firm”).

For the year ended December 31, 2015, management’s assessment of our internal control over financial reporting excluded the internal control over financial reporting of E.S. Boulos Company and High Country Line Construction, Inc., which were acquired on April 13, 2015 and November 24, 2015, respectively. We are permitted to exclude subsidiaries that we acquired during 2015 from management’s 2015 internal control assessment. E.S. Boulos Company and High Country Line Construction, Inc., combined, represented a total of approximately 5.7% and 5.3% of total assets and net assets, respectively, as of December 31, 2015, and 4.9% and 8.4% of contract revenues and income from operations, respectively, for the year then ended.

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

iii)	Exhibit List

Number	Description
23.1	Consent of Ernst & Young LLP†
24.1	Power of Attorney†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYR Group Inc. (Registrant)
February 16, 2017	/s/ BETTY R. JOHNSON Name: Betty R. Johnson Title: Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD S. SWARTZ, JR. Richard S. Swartz, Jr.	President and Chief Executive Officer (Principal Executive Officer)	February 16, 2017
/s/ BETTY R. JOHNSON Betty R. Johnson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2017
* William A. Koertner	Executive Chairman of the Board of Directors	February 16, 2017
* Jack L. Alexander	Director	February 16, 2017
* Larry F. Altenbaumer	Director	February 16, 2017
* Henry W. Fayne	Director	February 16, 2017
* Kenneth M. Hartwick	Director	February 16, 2017
* Gary R. Johnson	Director	February 16, 2017
* Donald C.I. Lucky	Director	February 16, 2017
* Maurice E. Moore	Director	February 16, 2017
* William D. Patterson	Director	February 16, 2017
*By: /s/ BETTY R. JOHNSON (Betty R. Johnson) (Attorney-in-fact)		February 16, 2017

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC. (Registrant)
February 16, 2017	/s/ BETTY R. JOHNSON Senior Vice President, Chief Financial Officer and Treasurer