Form 10-K
period 2016-12-31
MYR GROUP INC.
filed 2017-03-09
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the outstanding common equity held by non-affiliates of the registrant was approximately $333.9 million, based upon the closing sale price of the common stock on such date as reported by the NASDAQ Global Market (for purposes of calculating this amount, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the registrant have been deemed affiliates).

As of March 3, 2017 there were 16,344,835 shares of the registrant’s $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with its 2017 annual meeting of stockholders to be held on April 27, 2017, are incorporated into Part III hereof.

MYR GROUP INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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

General

We are a holding company of specialty electrical construction service providers that was established in 1995 through the merger of long-standing specialty contractors. Through our subsidiaries, we have served the electric utility infrastructure markets since 1891. Our operations are currently conducted through wholly-owned subsidiaries, including: The L. E. Myers Co.; Harlan Electric Company; Great Southwestern Construction, Inc.; Sturgeon Electric Company, Inc.; MYR Transmission Services, Inc.; E.S. Boulos Company; Western Pacific Enterprises Ltd.; High Country Line Construction, Inc.; MYR Transmission Services Canada, Ltd.; Northern Transmission Services, Ltd.; Sturgeon Electric California, LLC; and GSW Integrated Services, LLC. We provide electrical construction services, and limited gas construction services, through a network of local offices located throughout the United States and Canada. We provide a broad range of services, which includes design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair.

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

In the fourth quarter of 2016, we expanded our C&I and enhanced our T&D presence in western Canada with the acquisition of substantially all of the assets of Western Pacific Enterprises GP and certain assets of Western Pacific Enterprises Ltd., with the company continuing operations as Western Pacific Enterprises Ltd. (“WPE”). In the second quarter of 2015, we acquired E.S. Boulos Company, which expanded the geographic reach of our C&I segment to the northeastern United States, while enhancing our T&D presence in that region. In the fourth quarter of 2015, we expanded our T&D segment in the western United States with the acquisition of High Country Line Construction, Inc.

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

In our T&D segment, we generally serve the electric utility industry as a prime contractor, either through traditional design-bid-build or engineering, procurement and construction (“EPC”) forms of project delivery. We have long-standing relationships with many of our T&D customers, who rely on us to construct and maintain reliable electric and other utility infrastructure. We also provide many services to our customers under multi-year master service agreements (“MSAs”) and other variable-term service agreements. We generally focus on improving our profitability by selecting projects we believe will provide attractive margins, actively monitoring the costs of completing our projects, holding customers accountable for costs related to changes to contract specifications, and rewarding our employees for effectively managing costs.

Commercial and Industrial segment We have provided electrical contracting services for C&I construction since 1912. Our C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. Our C&I operations are primarily in the western and northeastern United States and in western Canada where we have sufficient scale to deploy the level of resources necessary to achieve significant market share. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems.

In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry, but also contract directly with facility owners. We have a diverse customer base with many long-standing relationships.

Additional financial information related to our business segments is provided under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15 to our Financial Statements.

Customers

Our T&D customers include many of the leading companies in the electric utility industry. Our T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. Our C&I customer base includes general contractors, commercial and industrial facility owners, local governments and developers. We have long-standing relationships with many of our customers, and we cultivate these relationships at all levels of our organization from senior management to project supervisors. We seek to build upon our customer relationships to secure additional projects from our current customer base. Many of our customer relationships originated decades ago and are maintained through a partnering approach, which includes project evaluation and consulting, quality performance, performance measurement and direct customer contact. At all levels of management, we maintain a focus on pursuing growth opportunities with prospective customers. In addition, our management teams promote and market our services for prospective large-scale projects and national accounts. We believe that our industry experience, technical expertise, customer relationships and emphasis on safety and customer service contribute to obtaining new contracts with both existing and new customers.

For the years ended December 31, 2016, 2015 and 2014, our top 10 customers accounted for 46.4%, 44.6%, and 46.5% of our revenues, respectively. For the years ended December 31, 2016, 2015 and 2014, no single customer accounted for more than 10.0% of annual revenues.

For the years ended December 31, 2016, 2015 and 2014, revenues derived from T&D customers accounted for 71.7%, 74.9% and 74.1%, of our total revenues, respectively, and revenues derived from C&I customers accounted for 28.3%, 25.1% and 25.9% of our total revenues, respectively.

Types of Service Arrangements and Bidding Process

We enter into contracts principally through a competitive bid process. Our typical construction project begins with the preparation and submission of a bid to a customer. If selected as the successful bidder, we generally enter into a contract with the customer that provides for payment upon completion of specified work or units of work as identified in the contract. Although there is considerable variation in the terms of the contracts we undertake, our contracts are primarily structured as fixed-price agreements, under which we agree to do the entire project for a fixed amount, or unit-price agreements, under which we agree to do the work at a fixed price per unit of work as specified in the agreement. We also enter into time-and-equipment contracts under which we are paid for labor and equipment at negotiated hourly billing rates and for other expenses, including materials, as incurred, and time-and-materials contracts under which we are paid for labor at negotiated hourly billing rates and for other expenses, including materials, as incurred. Finally, we sometimes enter into cost-plus contracts, where we are paid for our costs plus a negotiated margin. On occasion, time-and-equipment, time-and-materials and cost-plus contracts require us to include a guaranteed not-to-exceed maximum price.

Fixed-price and unit-price contracts typically have the highest potential margins; however, they hold a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have less margin upside, but generally have a lower risk of cost overruns. Work in our T&D segment is generally completed under fixed-price, time-and-materials, time-and-equipment, unit-price and cost-plus agreements. C&I work is typically performed under fixed-price, time-and-materials, cost-plus, and unit-price agreements. Fixed-price contracts accounted for 61.6% of total revenue for the year ended December 31, 2016, including 56.9% of our total revenue for our T&D segment and 73.4% of our total revenue for our C&I segment.

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

Subcontracting

We are the prime contractor for the majority of our T&D projects. We may use subcontractors to perform portions of our contracts and to manage workflow, particularly for design, engineering, procurement and some foundation work. We often work with subcontractors who are sole proprietorships or small business entities. Subcontractors normally provide their own employees, vehicles, tools and insurance coverages. We are not dependent on any single subcontractor. Contracts with subcontractors often contain provisions limiting our obligation to pay the subcontractor if our client has not paid us. We hold our subcontractors responsible for their work or delays in their performance. On larger projects we may require performance and payment bonding from subcontractors, where we deem appropriate, based on the risk involved. We occasionally perform work as a subcontractor, and we may elect to do so from time-to-time on larger projects in order to manage our execution risk.

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

Project Bonding Requirements

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We generally must reimburse the surety for any expenses or outlays it incurs. These bonds are typically issued at the face value of the contract awarded. As of December 31, 2016, we had approximately $654.2 million in original face amount of bonds outstanding for projects in our T&D segment and $233.5 million for projects in our C&I segment. Our estimated remaining cost to complete these bonded projects for both segments was approximately $58.2 million as of December 31, 2016. As of December 31, 2015, we had approximately $707.1 million in original face amount of bonds outstanding for projects in our T&D segment and $204.9 million for projects in our C&I segment. The ability to post bonds provides us with a competitive advantage over smaller or less financially secure competitors. We believe that the strength of our balance sheet, as well as our strong and long-standing relationship with our surety, enhances our ability to obtain adequate financing and bonds.

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

Certain projects that we undertake are not completed in one accounting period. Revenue on construction contracts is recorded based upon the percentage-of-completion accounting method, under which revenue is determined by the ratio of costs incurred to date on the contracts to management’s estimates of total contract costs. Under the percentage-of-completion method of accounting, revenue recognition is largely a function of contract costs incurred for any given period. Contract costs may include direct material, labor, subcontractor and material procurement services, equipment, and those indirect costs related to contract performance such as indirect labor, supplies, tools and repairs. While our contracts typically include labor, equipment and indirect costs, the amount of subcontractor and material costs on any individual contract can vary considerably.

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

	Backlog at December 31, 2016
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total Backlog at December 31, 2015
T&D	$386,701	$30,600	$323,570
C&I	302,131	31,265	127,364
Total	$688,832	$61,865	$450,934

Changes in backlog from period to period are primarily the result of fluctuations in the timing of awards and revenue recognition of contracts. Significant contributors to the increase in the 2016 backlog were a multi-year Cross Texas Transmission contract and the WPE acquisition.

Trade Names and Intellectual Property

We operate in the United States under a number of trade names, including MYR Group Inc.; The L. E. Myers Co.; Harlan Electric Company; Great Southwestern Construction, Inc.; Sturgeon Electric Company, Inc.; MYR Transmission Services, Inc.; E.S. Boulos Company; High Country Line Construction, Inc.; Sturgeon Electric California, LLC; and GSW Integrated Services, LLC. We operate in Canada under the trade names MYR Transmission Services Canada, Ltd.; Northern Transmission Services, Ltd and Western Pacific Enterprises Ltd. We do not generally register our trade names, but instead rely on statutory and common law protection. While we consider our trade names to be valuable assets, we do not consider any single trade name to be of such material importance that its absence would cause a material disruption to our business. We also do not materially rely upon any patents, licenses or other intellectual property.

Equipment

Our long history in the T&D industry has allowed us to be instrumental in designing much of the specialty tools and equipment used in the industry, including wire pullers, wire tensioners and aerial devices. We operate a fleet of trucks and trailers, support vehicles, bulldozers, bucket trucks, digger derricks and cranes and specialty construction equipment, such as wire pullers and wire tensioning machines. We also rely on specialized tooling, including stringing blocks, wire grips and presses. The standardization of our trucks and trailers allows us to streamline training, maintenance and parts costs. We operate a centralized fleet facility, as well as 21 regional maintenance shops throughout the United States, which are staffed by over 150 mechanics and equipment managers who service our fleet. Our ability to internally service our fleet in various markets often allows us to reduce repair costs and the time equipment is out of service by eliminating both the need to ship equipment long distances for repair and dependence on third party maintenance providers. Our maintenance shops are also able to modify standard construction equipment to meet the specific needs of our specialty applications. We are a final-stage manufacturer for several configurations of our specialty vehicles, and, in the event that a particular piece of equipment is not available to us, we can often build the component on-site, which reduces our reliance on our equipment suppliers.

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

Although our revenues are primarily driven by spending patterns in our customers’ industries, our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, daylight hours, availability of system outages from utilities and holidays. For example, during the winter months, demand for our T&D work may be high, but our work can be delayed due to inclement weather. During the summer months, the demand for our T&D work may be affected by fewer available system outages during which we can perform electrical line service work due to peak electrical demands caused by warmer weather conditions. During the spring and fall months, the demand for our T&D work may increase due to improved weather conditions and system availability; however, extended periods of rain and other severe weather can affect the deployment of our crews and the efficiency of our operations.

Employees

We seek to attract and retain highly qualified craft employees by providing a superior work environment through our emphasis on safety, our competitive compensation, and our high quality fleet of equipment. The number of individuals we employ varies significantly throughout the year, typically with lower staffing levels at year end and through the winter months when fewer projects are active. The number of craft employees fluctuates depending on the number and size of projects at any particular time. As of December 31, 2016, we had approximately 4,600 employees, consisting of approximately 860 salaried employees, including executive officers, district managers, project managers, superintendents, estimators, office managers, and staff and clerical personnel, and approximately 3,740 craft employees. Approximately 91% of our craft employees are members of unions, with the majority being members of the International Brotherhood of Electrical Workers (“IBEW”), who are represented by many local unions under agreements with generally uniform terms and varying expiration dates. We generally are not direct parties to such local agreements, but instead these agreements are entered into by and between the IBEW local unions and the National Electrical Contractors Association (“NECA”), of which we are a member. NECA negotiates the terms of these agreements on our behalf. On occasion we will also employ individuals who are members of other trade unions pursuant to multi-employer, multi-union project agreements.

Executive Officers

Name	Age on March 9, 2017	Position
Richard S. Swartz, Jr.	53	President and Chief Executive Officer
Betty R. Johnson	58	Senior Vice President, Chief Financial Officer and Treasurer
William A. Koertner	67	Executive Chairman of the Board of Directors
Tod M. Cooper	52	Senior Vice President, Chief Operating Officer T&D
Gerald B. Engen, Jr.	66	Senior Vice President, Chief Legal Officer and Secretary
Jeffrey J. Waneka	55	Senior Vice President, Chief Operating Officer C&I

Richard S. Swartz, Jr. was appointed president and chief executive officer on January 1, 2017. Prior to his current role, he served as executive vice president and chief operating officer since September 2016 and as senior vice president and chief operating officer from May 2011 to September 2016. Mr. Swartz served as senior vice president from August 2009 to May 2011, and as a group vice president from 2004 to 2009. Prior to becoming a group vice president, Mr. Swartz served as vice president of our transmission & distribution central division from 2002 to 2004. Mr. Swartz has held a number of additional positions since he joined us in 1982, including project foreman, superintendent, project manager and district manager.

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

William A. Koertner stepped down as president and chief executive officer effective January 1, 2017. He continues his role as executive chairman of the board. Mr. Koertner served as chairman of the board since 2007 and president and chief executive officer from 2003 to the end of 2016. Mr. Koertner joined us as senior vice president, treasurer and chief financial officer in 1998. Prior to joining us, Mr. Koertner served as vice president at Central Illinois Public Service Company from 1989 until 1998.

Tod M. Cooper was appointed senior vice president and chief operating officer T&D on January 1, 2017. Prior to his current role, he served as senior vice president since August 2013. Mr. Cooper served as group vice president, east from 2009 to 2013 and vice president T&D, east from 2006 to 2009. Mr. Cooper has held a number of additional positions since joining us in 1989, including business development manager, regional manager, district manager, and estimator.

Gerald B. Engen, Jr. has served as senior vice president, chief legal officer and secretary since August 2009. From November 2002 to August 2009, Mr. Engen served as vice president, chief legal officer and secretary. Mr. Engen joined us as an assistant general counsel in September 2000 from Wells, Love & Scoby, LLC, a law firm specializing in construction law.

Jeffrey J. Waneka was appointed senior vice president and chief operating officer C&I on January 1, 2017. Prior to his current role, he served as president of a subsidiary company, Sturgeon Electric Company, Inc., since February 2015. Mr. Waneka served as group vice president, C&I from 2014 to 2015 and vice president, C&I from 2009 to 2014. Mr. Waneka has held a number of additional positions since joining the Company in 1991, including regional manager, director business development and district manager.

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

Our business can be highly cyclical and subject to seasonal and other variations that can result in significant differences in operating results from period to period. Additionally, our results may be materially and adversely affected by:

•	the timing and volume of work under contract;
•	increased competition and changes in the competitive marketplace for our services;
•	the spending patterns of customers and governments;
•	safety performance and reputation;
•	the amount of subcontractor and material costs in our projects;
•	decreased equipment utilization;
•	permitting, regulatory or customer-caused delays on projects;
•	disputes with customers relating to payment terms under our contracts and change orders, and our ability to successfully negotiate and obtain payment or reimbursement under our contracts and change orders;
•	variations in the margins of projects performed during any particular reporting period;
•	a change in the demand for our services;
•	increased costs of performance of our services caused by adverse weather conditions;
•	increases in design and construction costs that we are unable to pass through to our customers;
•	the termination or expiration of existing agreements;
•	regional and general economic conditions and the condition of the financial markets;
•	losses experienced in our operations not otherwise covered by insurance;
•	a change in the mix of our customers, contracts and business;
•	payment risk associated with the financial condition of our customers;
•	cost overruns on fixed-price and unit-price contracts;
•	availability of qualified labor for specific projects;
•	significant fluctuations in foreign currency exchange rates;
•	changes in bonding requirements applicable to existing and new agreements;
•	costs we incur to support growth internally or otherwise;
•	changes in accounting pronouncements that require us to account for items differently than historical pronouncements;

•	the timing and integration of acquisitions and the magnitude of the related acquisition and integration costs;
•	costs associated with our multi-employer pension plan obligations;
•	the availability of equipment;
•	costs associated with responding to actions of activist stockholders;
•	impairment of goodwill or intangible assets; and
•	warranty claims.

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

We may be unsuccessful in generating internal growth, which could impact the projects available to the Company.

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

Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk, and there can be no assurance that we will avoid significant liability exposure. Our business is subject to numerous safety risks, including electrocutions, fires, explosions, mechanical failures, weather-related incidents, transportation accidents and damage to equipment. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large monetary claims and, in extreme cases, criminal liability. We have suffered serious injuries and fatalities in the past and may suffer additional serious injuries and fatalities in the future. Monetary claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities. In addition, we have in the past, and we may in the future, be subject to criminal penalties relating to occupational health and safety violations, which have resulted in and could in the future result in substantial costs and liabilities. Any of the foregoing could result in financial loss, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our customers seek to minimize safety risks on their sites, and they frequently review the safety records of outside contractors during the bidding process. If our safety record were to substantially deteriorate, we could become ineligible to bid on certain work, and our customers could cancel our contracts and not award us future business.

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

Because the vast majority of our T&D revenue is derived from the electric utility industry, regulatory and environmental requirements affecting that industry could adversely affect our results of operations. Customers in the electric utility industry we serve face stringent regulatory and environmental requirements, as well as permitting processes, as they implement plans for their projects, which may result in delays, reductions and cancellations of some of their projects. These regulatory factors have resulted in decreased demand for our services in the past, and they may do so in the future, potentially impacting our operations and our ability to grow at historical levels.

Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of penalties, including liquidated damages.

Many projects involve challenging engineering, procurement and construction phases that may occur over several years. We may encounter difficulties that impact our ability to complete the project in accordance with the original delivery schedule. These difficulties may be the result of delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from our customer’s failure to timely obtain permits or rights-of-way or meet other regulatory requirements, weather-related delays, delays caused by difficult worksite environments, delays caused by inefficiencies and not achieving expected labor performance, and other factors, some of which are beyond our control. In addition, for some projects we contract with third-party subcontractors to assist us with the completion of contracts. Any delay or failure by suppliers or by subcontractors in the completion of their portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric transmission lines, renewable energy projects, or other facilities. We may not be able to recover the costs we incur that are caused by delays. In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations, and we may not be able to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts.

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

Our business growth could outpace the capability of our internal resources and limit our ability to support growth.

Our internal resources, including our workforce, specialized equipment and financial resources, may not be adequate to support our operations as they expand, particularly if we are awarded a significant number of large projects in a short time period. A large project may require hiring additional qualified personnel, such as engineers, project managers, field supervisors, linemen and safety personnel, the supply of which may not be sufficient to meet our demands.

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

We currently generate, and expect to continue to generate, a significant portion of our revenues and profits under fixed-price and unit-price contracts. We must estimate the costs of completing a particular project when we bid for these types of contracts. The actual cost of labor and materials, however, may vary from the costs we originally estimated and we may not be successful in recouping additional costs from our customers. These variations, along with other risks inherent in performing fixed-price and unit-price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects due to changes in a variety of factors such as:

•	failure to properly estimate costs of engineering, material, equipment or labor;
•	inefficient labor performance;
•	unanticipated technical problems with the materials or services being supplied by us, which may require us to incur additional costs to remedy the problem;
•	project modifications that create unanticipated costs;
•	changes in the costs of equipment, materials, labor or subcontractors;
•	the failure of our suppliers or subcontractors to perform;
•	difficulties in our customers obtaining required governmental permits or approvals;
•	site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);
•	the availability and skill level of workers in the geographic location of the project;
•	an increase in the cost of fuel or other resources;
•	changes in local laws and regulations;
•	delays caused by local weather conditions, third parties or customers; or
•	quality issues requiring rework.

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

The most significant estimates we use are related to costs to complete contracts, pending change orders and claims, shared savings, insurance reserves, income tax reserves, estimates surrounding stock-based compensation, the recoverability of goodwill and intangibles, and accounts receivable reserves. We also may use estimates in our assessment of the useful lives of property and equipment, the valuation allowance on deferred taxes and the provision for income taxes. From time-to-time, we may publicly provide earnings or other forms of guidance, which reflect our predictions about future revenue, operating costs and capital structure, among other factors. These predictions may be impacted by estimates, as well as other factors that are beyond our control and may not turn out to be correct. Actual results for all estimates could differ materially from the estimates and assumptions that we use.

We maintain insurance policies with respect to automobile liability, general liability, workers’ compensation, and other coverages, but those policies do not cover all possible claims and are subject to certain deductible limits. We also have an employee health care benefit plan for employees not subject to collective bargaining agreements, which is subject to certain deductible limits. Insurance losses are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety programs, and as a result, our actual losses may exceed our estimates.

The loss of a key customer could have an adverse affect on us.

Our customer base is highly concentrated, with our top ten customers accounting for 46.4% of our revenue for the year ended December 31, 2016. Much of our success depends on developing and maintaining relationships with our major customers. Our revenue could significantly decline if we lose one or more of our significant customers. In addition, revenues generated from contracts with significant customers may vary from period-to-period depending on the timing and volume of work ordered by such customers in a given period and as a result of competition from the in-house service organizations of our customers.

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

Unavailability or cancellation of third party insurance coverages would increase our overall risk exposure and could disrupt our operations.

We maintain insurance coverages from third party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. Although we maintain insurance policies with respect to automobile liability, general liability, workers’ compensation, our employee group health program, and other types of coverages, these policies are subject to high deductibles, and we are self-insured up to the amount of those deductibles. There can be no assurance that our current or past insurance coverages will be sufficient or effective under all circumstances or against all claims and liabilities to which we may be subject.

We renew our insurance policies on an annual basis; therefore, deductibles and levels of insurance coverages may change in future periods. There can be no assurance that any of our existing insurance coverages will be renewed upon the expiration of the coverage period or that future coverage will be affordable at the required limits. In addition, insurers may fail, cancel our coverage, determine to exclude certain items from coverage, or otherwise be unable to provide us with adequate insurance coverage. We may not be able to obtain certain types of insurance or incremental levels of insurance in scope or amount sufficient to cover liabilities we may incur.

If any of these events occurs, our overall risk exposure would increase and our operations could be disrupted. If our risk exposure increases as a result of adverse changes in our insurance coverages, we could be subject to increased claims and liabilities that could negatively affect our results of operations and financial condition.

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

We may not be able to compete for, or work on, certain projects if we are not able to obtain necessary bonds, letters of credit, bank guarantees or other financial assurances.

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

As of December 31, 2016, approximately 91% of our craft labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages could adversely impact our relationships with our customers and could cause us to lose business, resulting in decreased revenues.

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

Our failure to comply with the laws applicable to our Canadian activities, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, could have an adverse effect on us.

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

The existence of certain provisions in our organizational documents and Delaware law could delay or prevent an unsolicited change in control of our company, even if a change of control might be beneficial to our shareholders. For example, provisions in our certificate of incorporation and by-laws that could delay or prevent a change in control of our company include: a staggered board of directors, the potential of our board of directors to authorize the issuance of preferred stock, the power of a majority of our board of directors to fix the number of directors, the power of our board of directors to fill a vacancy on the board of directors, including when such vacancy occurs as a result of an increase in the number of directors, the requirement that actions to be taken by our stockholders may be taken only at an annual or special meeting of our stockholders and not by written consent, and advance notice provisions for director nominations or business to be considered at a stockholder meeting. In addition, Delaware law imposes restrictions on mergers and other business combinations between us and an interested stockholder (defined as the holder of 15% or more of our outstanding common stock), and prohibits us from engaging in any of a broad range of business transactions with an interested stockholder, or an interested stockholder’s affiliates and associates, for a period of three years following the date such stockholder became an interested stockholder.

We, or our business partners, may be subject to failures, interruptions or breaches of information technology systems, which could affect our operations, competitive position or damage our reputation.

We use our own information technology systems as well as our business partners’ systems to maintain certain data and provide reports. The failure of these systems to operate effectively or problems with transitioning to upgraded or replacement systems could cause delays and reduce the efficiency of our operations, which could have a material adverse effect on our results of operations, and significant costs could be incurred to remediate the problem. Additionally, our security measures, and those of our business partners, may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and may result in persons obtaining unauthorized access to our data or accounts. While we devote significant resources to network security and other security measures to protect our systems and data, these security measures cannot provide absolute security. If a security breach affects our informational technology systems, or results in the unauthorized release of our proprietary information, our competitive situation or our reputation could be damaged.

Our stock has experienced significant price and volume fluctuations and future sales of our common stock could lead to dilution of our issued and outstanding common stock.

From time to time, the price and trading volume of our common stock, as well as the stock of other companies in our industry, may experience periods of significant volatility in response to various factors and events beyond our control. Company-specific issues and developments generally in our industry (including the regulatory environment) and the capital markets and the economy in general may cause this volatility. We may issue equity securities in the future, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of our common stock or other equity securities, including sales of shares in connection with any future acquisitions, could be substantially dilutive to our stockholders. In addition numerous factors could have a significant effect on the price of our common stock, including but not limited to:

•	announcements of fluctuations in our operating results or the operating results of one of our competitors;
•	market conditions in our customers’ industries;
•	capital spending plans of our significant customers;
•	announcements by us or one of our competitors of new or terminated customers or new, amended or terminated contracts;

•	announcements of acquisitions by us or one of our competitors;
•	changes in recommendations or earnings estimates by securities analysts;
•	future repurchases of our common stock; and
•	future sales of our common stock or other securities, including any shares issued in connection with business acquisitions or earn-out obligations for any future acquisitions.

Our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur. Internal controls over financial reporting and disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objective will be met.

On a quarterly basis we evaluate our internal controls over financial reporting and our disclosure controls and procedures, which include a review of the objectives, design, implementation and effectiveness of the controls and the information generated for use in our periodic reports. In the course of our controls evaluation, we seek to identify data errors, control problems and to confirm that appropriate corrective actions, including process improvements, are being undertaken.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be satisfied. Internal controls over financial reporting and disclosure controls and procedures are designed to give reasonable assurance that they are effective and achieve their objectives. We cannot provide absolute assurance that all possible future control issues have been detected. These inherent limitations include the possibility that our judgments can be faulty, and that isolated breakdowns can occur because of human error. The design of our system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed absolutely in achieving our stated goals under all potential future or unforeseeable conditions. We may discover in the future that we have deficiencies in the design and operation of our internal controls. If any deficiency in our internal controls, either by itself or in combination with other deficiencies, becomes a “material weakness”, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis, we may be unable to conclude that we have effective internal control over financial reporting. In such event, investors could lose confidence in the reliability of our financial statements, which may significantly harm our business and cause our stock price to decline.

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

Our principal executive offices are located at 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008, the lease term of which expires on January 31, 2020. In addition to our executive offices, our corporate accounting and finance departments, corporate information technology department and certain legal and other personnel are located at this office. As of December 31, 2016, we owned 15 operating facilities and leased many other properties in various locations throughout our service territory. Most of our properties are used as offices or for fleet operations. We believe that our facilities are adequate for our current operating needs. We do not believe that any owned or leased facility is material to our operations and, if necessary, we could obtain replacement facilities for our leased facilities.

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

The following table sets forth the high and low sales prices of our common stock per share, as reported by The NASDAQ Global Market for each of the periods listed:

	High	Low
Year Ended December 31, 2016
First Quarter	$25.69	$17.77
Second Quarter	$26.70	$22.59
Third Quarter	$30.38	$21.84
Fourth Quarter	$41.43	$28.34
Year Ended December 31, 2015
First Quarter	$32.24	$24.55
Second Quarter	$31.92	$27.90
Third Quarter	$31.70	$25.40
Fourth Quarter	$27.52	$18.18

Holders of Record

As of March 3, 2017, we had 16 holders of record of our common stock.

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

The following graph compares, for the period from December 31, 2011 to December 31, 2016, the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index (the “S&P 500 Index”), the Russell 2000 Index, and a peer group index selected by our management that includes fourteen publicly traded companies within our industry (the “Peer Group”). The comparison assumes that $100 was invested on December 31, 2011 and further assumes any dividends were reinvested quarterly. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

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

Aegion Corporation	Granite Construction Incorporated	Quanta Services, Inc.*
Astec Industries, Inc.	IES Holdings, Inc.	Tetra Tech, Inc.
Comfort Systems USA, Inc.	MasTec, Inc.*	TRC Companies, Inc.
Dycom Industries, Inc.	Matrix Service Company	Willbros Group, Inc.*
EMCOR Group*	Primoris Services Corporation

*	Considered our core group of peers with a more significant portion of operations being similar to ours than the overall group. Graph presents entire Peer Group.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
MYR Group Inc.	100.00	116.25	131.03	143.16	107.68	196.87
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
Peer Group	100.00	126.32	157.41	144.69	143.65	213.44

Item 6.	Selected Financial Data

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

Statement of operations data:

	For the year ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
Contract revenues	$1,142,487	$1,061,681	$943,967	$902,729	$998,959
Contract costs	1,007,764	939,340	811,553	777,852	880,306
Gross profit	134,723	122,341	132,414	124,877	118,653
Selling, general and administrative expenses	96,424	79,186	73,818	69,818	63,575
Amortization of intangible assets	886	571	334	335	335
Gain on sale of property and equipment	(1,341)	(2,257)	(142)	(893)	(1,019)
Income from operations	38,754	44,841	58,404	55,617	55,762
Other income (expense):
Interest income	5	25	106	9	2
Interest expense	(1,299)	(741)	(722)	(727)	(852)
Other income (expense), net	885	174	162	(27)	(222)
Income before provision for income taxes	38,345	44,299	57,950	54,872	54,690
Income tax expense	16,914	16,997	21,406	20,113	20,428
Net income	$21,431	$27,302	$36,544	$34,759	$34,262
Income per common share:
Basic	$1.25	$1.33	$1.73	$1.65	$1.67
Diluted	$1.23	$1.30	$1.69	$1.61	$1.60
Weighted average number of common shares and potential common shares outstanding:
Basic	17,109	20,577	20,922	20,821	20,391
Diluted	17,461	21,038	21,466	21,431	21,172

Balance sheet data:

	As of December 31,
(in thousands)	2016	2015	2014	2013	2012
Cash and cash equivalents	$23,846	$39,797	$77,636	$76,454	$19,825
Working capital(1)	129,277	123,630	141,913	119,570	89,507
Total assets	573,495	524,925	520,086	525,422	466,348
Long-term debt	59,070	—	—	—	—
Total liabilities	310,321	195,045	197,533	229,331	211,658
Stockholders’ equity	$263,174	$329,880	$322,553	$296,091	$254,690

Other Data: (Unaudited)

	For the year ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Net cash flows provided by operating activities	$54,490	$43,000	$54,976	$95,062	$29,999
Net cash flows used in investing activities	(34,128)	(56,928)	(38,725)	(41,574)	(36,045)
Net cash flows (used in) provided by financing activities	(35,539)	(23,911)	(15,069)	3,141	(8,142)
Depreciation and amortization(2)	39,122	38,029	33,423	29,195	25,156
Capital expenditures	25,371	46,599	39,045	42,725	37,249
Backlog(3)	688,832	450,934	433,641	326,094	497,579
EBITDA(4)	$78,761	$83,044	$91,989	$84,785	$80,696

(1)	Working capital represents total current assets less total current liabilities.
(2)	Depreciation and amortization includes depreciation on capital assets, amortization of capital leases and amortization of finite-lived intangible assets.
(3)	Backlog represents our estimated revenue on uncompleted contracts, including the amount of revenue on contracts on which work has not begun, minus the revenue we have recognized under such contracts. See “Item 1. Business-Backlog” for a discussion on how we calculate backlog for our business and “Item 1A. Risk Factors-Backlog may not be realized or may not result in profits and may not accurately represent future revenue.”
(4)	EBITDA, a performance measure used by management, is defined as net income (loss) plus: interest income and expense, provision (benefit) for income taxes and depreciation and amortization, as shown in the following table. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from the presentation of, EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, useful lives placed on assets, capital structure and the method by which assets were acquired.

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

The following table provides a reconciliation of net income to EBITDA:

	For the year ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Net income	$21,431	$27,302	$36,544	$34,759	$34,262
Interest expense, net	1,294	716	616	718	850
Provision for income taxes	16,914	16,997	21,406	20,113	20,428
Depreciation and amortization(2)	39,122	38,029	33,423	29,195	25,156
EBITDA	$78,761	$83,044	$91,989	$84,785	$80,696

We also use EBITDA as a liquidity measure. We believe that EBITDA is important for evaluating our ability to comply with certain material covenants contained within our credit agreement (the “Credit Agreement”). Non-compliance with these financial covenants under the Credit Agreement — our interest coverage ratio which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense and our Leverage Ratio (as defined in the Credit Agreement) — could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, likely causing us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in the Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure is useful to investors and relevant to their assessment of our capacity to service or incur debt, fund capital expenditures, finance acquisitions and expand our operations.

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	For the year ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Net cash flows provided by operating activities	$54,490	$43,000	$54,976	$95,062	$29,999
Add/(subtract)
Changes in operating assets and liabilities	13,795	26,669	23,314	(27,950)	34,120
Adjustments to reconcile net income to net cash flows provided by operating activities	(46,854)	(42,367)	(41,746)	(32,353)	(29,857)
Depreciation and amortization(2)	39,122	38,029	33,423	29,195	25,156
Provision for income taxes	16,914	16,997	21,406	20,113	20,428
Interest expense, net	1,294	716	616	718	850
EBITDA	$78,761	$83,044	$91,989	$84,785	$80,696

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview-Introduction

We are a leading specialty contractor serving the electrical infrastructure market. We manage and report our operations through two industry segments: T&D and C&I. We have operated in the T&D industry since 1891. We are one of the largest contractors servicing the T&D sector of the electric utility industry in the United States and are expanding our T&D services into Canada. Our customers include many of the leading companies in the industry. We have provided C&I electrical contracting services to facility owners and general contractors since 1912. In 2016, our acquisition of Western Pacific Enterprises Ltd. further expanded our C&I services and enhanced our T&D services in western Canada. We strive to maintain our status as a preferred provider to our T&D and C&I customers.

We believe that we have a number of competitive advantages in both of our segments, including our skilled workforce, extensive centralized fleet, proven safety performance and reputation for timely completion of quality work that allows us to compete favorably in our markets. In addition, we believe that we are better capitalized than some of our competitors, which provides us with valuable flexibility to take on additional and complex projects.

We had revenues, for the year ended December 31, 2016, of $1.142 billion compared to $1.062 billion for the year ended December 31, 2015. For the year ended December 31, 2016, our net income was $21.4 million compared to $27.3 million for the year ended December 31, 2015. The increase in revenue was primarily due to organic and acquisitive growth, partially offset by a decline in revenue in some geographic areas. Our expansion into new markets increased our operating costs, which was the primary cause of our decrease in net income.

Overview-Segments

Transmission and Distribution segment.  Our T&D segment provides comprehensive solutions to customers in the electric utility industry and the renewable energy industry. Our T&D segment generally serves the electric utility industry as a prime contractor to customers such as investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. Our T&D segment provides a broad range of services on electric transmission and distribution networks and substation facilities which include design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair. The demand for transmission construction and maintenance services has increased over the past several years due to the modernization of the existing electric utility infrastructure and the need to integrate renewable generation into the electric power grid.

For the year ended December 31, 2016, our T&D revenues were $819.0 million or 71.7% of our revenue, compared to $794.9 million or 74.9% of our revenue for the year ended December 31, 2015 and $699.6 million or 74.1% of our revenue for the year ended December 31, 2014. Revenues from transmission projects represented 75.8%, 73.9%, and 77.8% of T&D segment revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

Our T&D segment also provides storm restoration services in response to hurricanes, ice storms or other storm related events, which typically account for less than 5% of our annual revenues. In 2016, 2015 and 2014, we recognized revenues from storm restoration services of approximately $7.1 million, $7.7 million and $13.3 million, respectively, which represented approximately 0.6%, 0.7% and 1.4% of our annual revenues, respectively.

Measured by revenues in our T&D segment, we provided 56.9%, 48.4% and 53.1% of our T&D services under fixed-price contracts during the years ended December 31, 2016, 2015 and 2014, respectively. We also provide many services to our customers under multi-year maintenance service agreements and other variable service agreements.

Commercial and Industrial segment.  Our C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry as well as to facility owners. Our C&I operations are primarily in the western and northeastern United States and in western Canada where we have sufficient scale to deploy the level of resources necessary to achieve significant market share. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. The majority of C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems.

For the year ended December 31, 2016, our C&I revenues were $323.5 million or 28.3% of our revenue, compared to $266.8 million or 25.1% of our revenue for the year ended December 31, 2015 and $244.4 million or 25.9% of our revenue for the year ended December 31, 2014.

Measured by revenues in our C&I segment, we provided 73.4%, 71.6% and 41.7% of our services under fixed-price contracts for the years ended December 31, 2016, 2015 and 2014, respectively.

Overview-Revenue and Gross Margins

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

Gross Margins.  Our gross margin can vary between periods as a result of many factors, some of which are beyond our control. These factors include: the mix of revenue derived from the industries we serve, the size and duration of our projects, the mix of business conducted in different parts of the United States and Canada, the mix in service and maintenance work compared to new construction work, the amount of work that we subcontract, the amount of material we supply, changes in labor, equipment or insurance costs, seasonal weather patterns, changes in fleet utilization, pricing pressures due to competition, efficiency of work performance, fluctuations in commodity prices of materials, delays in the timing of projects and other factors.

Overview-Economic, Industry and Market Factors

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

The demand for construction and maintenance services from our customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the markets we serve as well as the economy in general. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, and regional and national economic conditions in the

United States and Canada may materially affect results. Project schedules, particularly in connection with larger, multi-year projects, can also create fluctuations in our revenues. Other market and industry factors, such as changes to our customers’ capital spending plans or delays in regulatory approvals can affect project schedules. Changes in technology, tax and other incentives and new or changing regulatory requirements affecting the industries we serve can impact demand for our services. While we actively monitor economic, industry and market factors affecting our business, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows. As a result of economic, industry and market factors, our operating results in any particular period or year may not be indicative of the results that can be expected for any other period or for any other year.

Overview-Seasonality

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

Outlook

We continue to expect long-term growth in the transmission market, although the timing of large bids and subsequent construction is likely to be highly variable from year to year. We believe several multi-year transmission projects will be available for bid in the 2017 to 2018 timeframe. We also expect bidding activity in small and medium-sized transmission and distribution projects to continue in 2017. While it is unclear what impact the new administration may have on our business, we are optimistic about overall economic growth and infrastructure spending and believe that improving industry activity will continue in both of our market segments and the drivers for utility investment will remain intact. We believe that regulatory reform, state renewable portfolio standards, the aging of the electric grid, and the general improvement of the economy will positively impact the level of spending by our customers. Although competition remains strong, we see these trends as positive factors for us in the future.

Our business is directly impacted by the level of spending on T&D infrastructure and the level of C&I electrical construction activity across the United States and Canada. The electric grid is aging and requires significant upgrades and maintenance to meet current and future demands for electricity. In addition, regulatory pressures and low energy prices may accelerate the shut-down of coal-fired generating plants, which could result in the need for line upgrades and new substations. Over the past several years, many utilities have begun to implement plans to improve their transmission systems, improve reliability and reduce congestion. These utilities have started or planned new construction, line upgrades and maintenance projects on many transmission systems. We believe that our customers remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects already in place. We continue to see opportunities in the Canadian transmission market which we expect will extend over the next several years driven by load center delivery requirements, aging infrastructure, additional hydropower generation development and hydropower interconnection projects to serve Canadian load and the import of hydro power to the United States.

We believe that renewable resources in the United States will still be a driver for large transmission project activity under the new administration. State renewable portfolio standards, which set required or voluntary standards for how much electricity is to be generated from renewable energy sources, as well as general environmental concerns, are driving the development of renewable energy projects. The economic feasibility of renewable energy projects, and therefore the attractiveness of investment in the projects, may depend on the availability of tax incentive programs or the ability of the projects to take advantage of such incentives. The late-2015 congressional approval of a five-year extension to the Production Tax Credit and Investment Tax Credit should continue to spur additional wind and solar development, and we believe we will benefit from an increase in these projects.

As a result of reduced spending by United States utilities on their distribution systems for several years, we believe there is a continued need for sustained investment by utilities on their distribution systems to properly maintain or meet reliability requirements. In 2016, we saw increased bidding activity in some of our electric distribution markets, as economic conditions improved in those areas. We believe that continued recovery in the United States economy, and in the housing market in particular, over the next few years could provide additional stimulus for spending by our customers on their distribution systems. In addition, we believe there will be a push to strengthen utility distribution systems against major storm-related damage. Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and staffing constraints. We believe electric utility employee retirements could increase with further economic recovery, which may result in an increase in outsourcing opportunities. We expect to see an incremental increase in distribution opportunities in the United States in 2017 and we believe these opportunities will continue to be bid in a competitive market.

We believe we will continue to see significant bidding activity on large transmission projects in 2017 and 2018. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and right-of-way permits needed to commence construction. Significant construction on any large, multi-year projects awarded in 2017 will not likely occur until 2018. Bidding and construction activity for small to medium-size transmission projects and upgrades remains strong, and we expect this trend to continue in 2017, primarily due to reliability and economic drivers. Competition and the unpredictability of awards in the transmission market may impact our ability to maintain high utilization of equipment and manpower resources which is essential to maintaining contract margins.

We saw increased activity in many of our C&I markets in 2016. Results in our C&I segment improved over the prior year due to our strategic acquisitions, organic expansion into new markets and improved economic conditions. We expect to see continued improvement in bidding opportunities in our C&I segment in 2017. We expect the long-term growth in our C&I segment to generally track the economic growth of the regions we serve and benefit to the extent economic conditions continue to improve in the markets we serve.

Through 2016, we continued to implement a three-pronged strategy of organic growth, strategic acquisitions and prudent capital returns, which is further detailed below. Additionally, in June 2016, we entered into an amended and restated, five-year credit agreement, which expanded our borrowing capacity to $250 million. This new credit agreement provided added resources and flexibility to execute each of our three-pronged strategy initiatives.

Organic Growth In 2016, we expanded our operations at our California office to include C&I services. In 2015, we opened five new offices located in the states of California, Kansas, Nevada, Texas and Washington and began work on our first major project award in Canada. We continue to look for opportunities to expand our operations into new markets in the United States and Canada. A few of our new organic growth initiatives are progressing slower than expected due to the timing of contract awards and penetration of new market, which resulted in uncovered fixed costs for the year ended December 31, 2016. Despite slower starts in these markets, we continued to see improvements in most of our organic growth initiatives throughout 2016, and we believe that our strategy to grow the business will result in positive growth and enhance shareholder value going forward.

Strategic Acquisitions On October 28, 2016, we acquired substantially all of the assets of Western Pacific Enterprises GP and certain assets of Western Pacific Enterprises Ltd., with the company continuing operations as Western Pacific Enterprises Ltd. (“WPE”) and in 2015, we acquired substantially all of the assets of E.S. Boulos Company (“ESB”) and all of the outstanding common stock of High Country Line Construction, Inc. (“HCL”). The acquisition of ESB and HCL has enhanced our T&D presence in the northeast and western United States and further expanded our C&I presence into the northeast United States. WPE expanded our C&I and enhanced our T&D presence in western Canada. We continue to look for acquisition opportunities that are compatible with our culture while enhancing shareholder value.

Prudent Capital Returns In February 2016, we increased our share repurchase program by $75.0 million to $142.5 million and revised its provisions to enable us to accelerate the pace of share repurchases. On July 12, 2016, we exhausted the availability under this share repurchase authorization under which we repurchased a total of 6,024,978 shares of our common stock for an average share price of $23.64 per share. In July 2016, we increased the authorization to repurchase our stock by $20.0 million to $162.5 million and extended the terms of the program to August 15, 2017. Additionally, we continue to evaluate our capital allocation strategy of reducing future capital spending while expanding our fleet through alternative financing approaches, such as leasing. In March 2016, we entered into master lease arrangements and began to lease vehicles and equipment under these arrangements. We continue to look for opportunities to improve our resource allocation to enhance shareholder value.

We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. In 2016 and 2015, we invested in capital expenditures of approximately $25.4 million and $46.6 million, respectively. Most of our capital expenditures supported opportunities in our T&D business. We plan to continue to evaluate our needs of additional equipment and tooling, with investments being funded substantially through cash flows from operations, cash on hand and draws on our line of credit. Our investment strategy is based on our belief that spending in transmission and distribution projects will continue to remain strong over the next several years as electric utilities, cooperatives and municipalities make up for the lack of infrastructure spending in the past, combined with the overall need to integrate new generation into the electric power grid, and our belief that distribution demand will increase over the next several years.

We ended 2016 with $167.2 million available under our line of credit. We believe that our financial position and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our three-pronged strategy.

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

Performance Risk.  Margins may fluctuate because of the volume of work and the impacts of pricing and job productivity, which can be impacted both favorably and negatively by customer decisions and crew productivity, as well as other factors. When comparing a service contract between periods, factors affecting the gross margins associated with the revenues generated by the contract may include pricing under the contract, the volume of work performed under the contract, the mix of the type of work specifically being performed, the availability of labor resources at expected labor rates and the productivity of the crews performing the work. Productivity can be influenced by many factors including the experience level of the crew, whether the work is on an open or encumbered right of way, weather conditions, geographical conditions, trade stacking, performance of other sub-trades, schedule changes and effects of environmental restrictions or regulatory delays.

Revenue Mix and Contract Terms.  The mix of revenue derived from the industries we serve will impact gross margins. Changes in our customers’ spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenue by industry served. Storm restoration services typically command higher profit margins than other maintenance services. Seasonal and weather factors, as noted below, can impact the timing at which customers perform maintenance and repairs, which can cause a shift in the revenue mix. Some of our contracts include shared savings clauses, in which we agree to share savings with our customer, and the timing of such savings can impact our margins. In addition, change orders and claims can impact our margins. Costs related to change orders are recognized in contract costs when incurred but revenue related to change orders is only recognized when it is probable that the change order will result in an addition to contract value and can be reliably estimated. Costs related to claims are recognized in contract costs when incurred, but revenue related to claims is recognized only to the extent that contract costs related to the claim have been incurred and when it is probable that the claim will result in an addition to contract value which can be reliably estimated. No profit is recognized on a claim until final settlement occurs.

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

Depreciation and Amortization.  We include depreciation on equipment and capital lease amortization in contract costs. This is common practice in our industry, but can make comparability to other companies difficult. Over the last few years, we have spent a significant amount of capital on property, facilities and equipment, with the majority of such expenditures being used to purchase additional specialized equipment to enhance our fleet and to reduce our reliance on lease arrangements and short term equipment rentals. We believe the investment in specialized equipment helps to reduce our costs, improve our margins and provide us with valuable flexibility to take on additional and complex projects. In 2016, we increased our use of alternative financing approaches, through capital leasing arrangements for shorter-lived equipment.

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

Insurance.  Gross margins could be impacted by fluctuations in insurance accruals related to our deductibles and loss history in the period in which such adjustments are made. We carry insurance policies, which were subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. Losses up to the deductible amounts are accrued based upon estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

Fleet Utilization, Estimation, and Bidding.  We operate a centrally-managed fleet in an effort to achieve the highest equipment utilization. We also develop internal equipment rates which provide our business units with appropriate cost information to estimate bids for new projects. Availability of equipment for a particular contract is determined by our internal fleet ordering process which is designed to optimize the use of internal fleet assets and allocate equipment costs to individual contracts. We believe these processes allow us to utilize our equipment efficiently, which leads to improved gross margins. Transmission and distribution projects can require different types of equipment. A significant shift in project mix can cause a shift in overall utilization, causing gross margins to vary.

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

Consolidated Results of Operations

The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated:

	For the year ended December 31,
(dollars in thousands)	2016		2015		2014
Contract revenues	$1,142,487	100.0%	$1,061,681	100.0%	$943,967	100.0%
Contract costs	1,007,764	88.2	939,340	88.5	811,553	86.0
Gross profit	134,723	11.8	122,341	11.5	132,414	14.0
Selling, general and administrative expenses	96,424	8.4	79,186	7.5	73,818	7.8
Amortization of intangible assets	886	0.1	571	—	334	—
Gain on sale of property and equipment	(1,341)	(0.1)	(2,257)	(0.2)	(142)	—
Income from operations	38,754	3.4	44,841	4.2	58,404	6.2
Other income (expense)
Interest income	5	—	25	—	106	—
Interest expense	(1,299)	(0.1)	(741)	—	(722)	(0.1)
Other income, net	885	0.1	174	—	162	—
Income before provision for income taxes	38,345	3.4	44,299	4.2	57,950	6.1
Income tax expense	16,914	1.5	16,997	1.6	21,406	2.2
Net income	$21,431	1.9%	$27,302	2.6%	$36,544	3.9%

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenues.  Revenues increased $80.8 million, or 7.6%, to $1.142 billion for the year ended December 31, 2016 from $1.062 billion for the year ended December 31, 2015. The increase in revenue was primarily due to organic and acquisitive growth, partially offset by a decline in revenue in some geographic areas.

Gross margin.  Gross margin increased to 11.8% for the year ended December 31, 2016 from 11.5% for the year ended December 31, 2015. The increase in gross margin was largely due to improved performance on certain jobs as well as favorable close-outs on several projects, partially offset by costs associated with unrecognized revenue related to pending project claims and change orders. We also experienced inclement weather in some of our markets and lower productivity on other jobs. Changes in estimates of gross profit on certain projects resulted in gross margin decreases of 0.2% for the year ended December 31, 2016. Changes in estimates of gross profit on certain projects, including large claims or change orders, resulted in gross margin increases of 0.5% for the year ended December 31, 2015.

Gross profit.  Gross profit increased $12.4 million, or 10.1%, to $134.7 million for year ended December 31, 2016 from $122.3 million for the year ended December 31, 2015, primarily due to higher revenue and improved gross margin.

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A”), which were $96.4 million for the year ended December 31, 2016, increased $17.2 million from $79.2 million for the year ended December 31, 2015. The increase in SG&A was primarily due to $9.4 million of costs associated with our organic and acquisitive growth strategies. Bonus and profit sharing costs as well as personnel costs to support our overall growth increased in 2016. We also incurred $1.0 million of costs associated with responding to activist investors. The impact of these increases was partially offset by a $1.4 million cost related to an executive officer transition in the fourth quarter of 2015. As a percentage of revenues, SG&A increased to 8.4% for the year ended December 31, 2016 from 7.5% for the year ended December 31, 2015.

Gain on sale of property and equipment.  Gains from the sale of property and equipment in the year ended December 31, 2016 were $1.3 million compared to $2.3 million in the year ended December 31, 2015. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense.  Interest expense was $1.3 million for the year ended December 31, 2016 compared to $0.7 million in the year ended December 31, 2015. This increase is primarily attributable to the borrowings on our line of credit during the year ended December 31, 2016.

Other Income.   Other income was $0.9 million for the year ended December 31, 2016 compared to $0.2 million in the year ended December 31, 2015. This increase is primarily attributable to contingent consideration related to margin guarantees of $1.4 million recognized on certain contracts associated with the acquisition of WPE.

Income tax expense.  The provision for income taxes was $16.9 million for the year ended December 31, 2016, with an effective tax rate of 44.1%, compared to a provision of $17.0 million for the year ended December 31, 2015, with an effective tax rate of 38.4%. The increase in the effective tax rate was primarily caused by the year-to-date impact of lower domestic activities deductions and changes in the mix of business between states. In addition, our effective tax rate increased due to the deferred tax balance true-up for changes in the blended state rate, as well as the valuation allowance for the deferred tax assets on certain Canadian subsidiaries.

Net income.  Net income decreased to $21.4 million for the year ended December 31, 2016 from $27.3 million for the year ended December 31, 2015. The decrease was primarily for the reasons stated above.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales:

	For the Year Ended December 31,
	2016		2015
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$818,972	71.7%	$794,898	74.9%
Commercial & Industrial	323,515	28.3	266,783	25.1
Total	$1,142,487	100.0	$1,061,681	100.0
Operating income (loss):
Transmission & Distribution	$63,459	7.7	$63,155	7.9
Commercial & Industrial	13,920	4.3	13,592	5.1
Total	77,379	6.8	76,747	7.2
Corporate	(38,625)	(3.4)	(31,906)	(3.0)
Consolidated	$38,754	3.4%	$44,841	4.2%

Transmission & Distribution

Revenues for our T&D segment for the year ended December 31, 2016 were $819.0 million compared to $794.9 million for the year ended December 31, 2015, an increase of $24.1 million, or 3.0%. The increase in revenue was primarily due to organic and acquisitive growth, partially offset by a decline in revenue in some geographic areas.

Revenues from transmission projects represented 75.8% and 73.9% of T&D segment revenue for the years ended December 31, 2016 and 2015, respectively. Additionally, for the year ended December 31, 2016, measured by revenue in our T&D segment, we provided 56.9% of our T&D services under fixed-price contracts, as compared to 48.4% for the year ended December 31, 2015.

Operating income for our T&D segment for the year ended December 31, 2016 was $63.4 million compared to $63.1 million for the year ended December 31, 2015, an increase of $0.3 million, or 0.5%. The slight increase in operating income was primarily due to operating income associated with our expansion in new geographic markets and favorable project close-outs, offset by lower margins due to unrecognized revenue on a pending project claim and change orders, inclement weather in some of our markets and lower productivity on other jobs. Operating income, as a percentage of revenues, for our T&D segment decreased to 7.7% for the year ended December 31, 2016 from 7.9% for the year ended December 31, 2015.

Commercial & Industrial

Revenues for our C&I segment for the year ended December 31, 2016 were $323.5 million compared to $266.8 million for the year ended December 31, 2015, an increase of $56.7 million, or 21.3%, primarily due to organic and acquisitive expansion in new markets. For the year ended December 31, 2016, measured by revenue in our C&I segment, we provided 73.4% of our services under fixed-price contracts, as compared to 71.6% for the year ended December 31, 2015.

Operating income for our C&I segment for the year ended December 31, 2016 was $13.9 million compared to $13.6 million for the year ended December 31, 2015, an increase of $0.3 million, or 2.4%. The year-over-year increase in operating income compared to the year ended December 31, 2015 was primarily attributable to higher revenues and margins experienced on certain projects, partially offset by productivity below our previous estimates and unrecognized revenue related to a pending project claim. Our expansion in new geographic markets provided positive operating income, albeit at a lower operating percentage of revenue, due to slower market penetration experienced in certain geographic areas and contingent consideration related to margin guarantees of $1.4 million classified as other income. As a percentage of revenues, operating income for our C&I segment decreased to 4.3% for the year ended December 31, 2016 from 5.1% for the year ended December 31, 2015.

Corporate

The increase in corporate expenses in 2016 was primarily attributable to higher bonus and profit sharing costs as well as additional support costs. Additionally we incurred $1.0 million of costs associated with activist investor activities. The impact of these increases was partially offset by a $1.4 million cost related to an executive officer transition in the fourth quarter of 2015.

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

Operating income for our T&D segment for the year ended December 31, 2015 was $63.1 million compared to $75.4 million for the year ended December 31, 2014. Operating income in 2014 benefited from favorable closeouts on several large, multi-year transmission projects. The remaining year-over-year decline in operating income was primarily due to lower bid margins caused by increased competition in many of our markets and an increase in the number of shorter duration projects (which affects fleet utilization, labor productivity and mobilization and demobilization costs). Additionally, some of our jobs underperformed in 2015 due to labor productivity below previous estimates, incremental costs associated with expansion into new geographic markets and severe weather conditions in some of our markets, partially offset by higher revenues. Operating income, as a percentage of revenues, for our T&D segment decreased to 7.9% for the year ended December 31, 2015 from 10.8% for the year ended December 31, 2014.

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

Liquidity and Capital Resources

As of December 31, 2016 and 2015, we had working capital of $129.3 million and $123.6 million, respectively. We define working capital as current assets less current liabilities. During the year ended December 31, 2016, operating activities of our business provided net cash of $54.5 million, compared to $43.0 million of cash provided for the year ended December 31, 2015. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. Net cash provided by operating activities is driven by our net income adjusted for changes in operating assets and liabilities and non-cash items including, but not limited to, depreciation and amortization, stock-based compensation, deferred income taxes, and the gain on sale of property and equipment. The change in net cash provided by operating activities was primarily due to a $12.9 million favorable change in operating assets and liabilities and a $4.5 million increase in non-cash items which were partially offset by a decrease of $5.9 million in net income. The change in operating assets and liabilities relates to an increased use of funds of $13.3 million from our key operating assets and liabilities (“accounts receivable, net”, including retention; costs and estimated earnings in excess of billings on uncompleted contracts; accounts payable; and billings in excess of costs and estimated earnings on uncompleted contracts) primarily related to increased volume and timing of work along with timing of contractual billing terms on certain projects. This was more than offset by year-over-year changes in the timing and amount of accrued payroll costs and a decrease in refundable taxes.

During the years ended December 31, 2016 and 2015, we used net cash of $34.1 million and $56.9 million, respectively, in investing activities. The $34.1 million of cash used in investing activities in the year ended December 31, 2016 consisted of $25.3 million for capital expenditures and $12.1 million to acquire WPE, partially offset by $3.3 million of proceeds from the sale of equipment. The $56.9 million of cash used in investing activities in the year ended December 31, 2015 consisted of $46.6 million for capital expenditures and $13.1 million to acquire ESB and HCL, partially offset by $2.8 million of proceeds from the sale of equipment.

During the years ended December 31, 2016 and 2015, we used net cash of $35.5 million and $23.9 million, respectively, in financing activities. The $35.5 million of cash used in financing activities in the year ended December 31, 2016, consisted primarily of $101.5 million of cash used to purchase shares of our common stock, as well as $1.0 million of cash used to pay debt issuance costs related to our new line of credit. These uses of cash were partially offset by borrowings of $59.1 million, $6.2 million of proceeds from stock options and $2.3 million of tax benefits related to our stock compensation programs. The $23.9 million of cash used in financing activities in the year ended December 31, 2015 consisted of $27.6 million of cash used to purchase shares of our common stock, which was partially offset by proceeds from stock options and tax benefits related to our stock compensation programs.

During 2016, our Board of Directors approved two amendments to our share repurchase program, which increased the program from $67.5 million to $162.5 million and extended the term of the program through August 15, 2017. As of December 31, 2016, we had $20.0 million of remaining availability to purchase shares under the Repurchase Program.

We anticipate that our $167.2 million borrowing availability under our 2016 Facility, and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, and acquisition and joint venture opportunities. We expect that our repurchases of common stock will be at lower levels than experienced in 2015 and 2016. Although we believe that we have adequate cash and availability under our Credit Agreement to meet our liquidity needs, any large projects or acquisitions may require additional capital.

We have not historically paid dividends and currently do not expect to pay dividends.

Debt Instruments

On June 30, 2016, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A. The Credit Agreement provides for a facility of $250 million (the “2016 Facility”) that may be used for revolving loans and letters of credit. The 2016 Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $50 million. We have an expansion option to increase the commitments under the 2016 Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $100 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the 2016 Facility is secured by substantially all of our assets and the assets of our domestic subsidiaries and by a pledge of substantially all of the capital stock of our domestic subsidiaries and 65% of the capital stock of our direct foreign subsidiaries. Additionally, subject to certain exceptions, our domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the 2016 Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement were used to refinance existing debt and are expected to be used for working capital, capital expenditures, stock repurchases, acquisitions and other general corporate purposes.

Amounts borrowed under the Credit Agreement in U.S. dollars bear interest, at our option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 1.00%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 2.00%. Amounts borrowed under the Credit Agreement in any currency other than U.S. dollars bear interest at a rate equal to the Adjusted LIBO Rate plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on our consolidated Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the 2016 Facility are subject to a letter of credit fee of 1.125% to 2.125% for standby or commercial letters of credit or 0.625% to 1.125% for performance letters of credit, based on the our consolidated Leverage Ratio. We are subject to a commitment fee of 0.20% to 0.375% based on our consolidated Leverage Ratio on any unused portion of the 2016 Facility. The Credit Agreement restricts certain types of payments when our consolidated Leverage Ratio exceeds 2.25.

Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense. The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, we may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase, if given effect, shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters.

Prior to the amendment and restatement of the Credit Agreement, we had a five-year syndicated credit agreement with a facility of $175.0 million (the “2011 Facility”). The 2011 Facility provided funds for revolving loans and the issuance of letters of credit and up to $25.0 million for swingline loans.

As of December 31, 2016, we had $59.1 million of debt outstanding under the 2016 Facility and irrevocable standby letters of credit outstanding of approximately $23.7 million. As of December 31, 2015, we had no debt outstanding and irrevocable standby letters of credit outstanding of approximately $19.3 million.

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

Leases

We enter into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. Leases are accounted for as operating or capital leases, depending on the terms of the lease. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. At December 31, 2016, we had no leases with residual value guarantees.

We typically have purchase options on the equipment underlying our long-term operating leases and many of our short-term rental arrangements. We exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive.

Purchase Commitments for Construction Equipment

As of December 31, 2016, we had approximately $8.6 million in outstanding purchase obligations for certain construction equipment to be paid, with cash outlay scheduled to occur over the first four months of 2017.

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

At December 31, 2016, we had $23.7 million in irrevocable standby letters of credit outstanding under our Credit Agreement at an interest rate of 1.125%, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $6.1 million related to contract performance obligations. As of December 31, 2015, we had irrevocable standby letters of credit outstanding of approximately $19.3 million, including $17.5 million related to the Company’s payment obligation under its insurance programs and approximately $1.8 million related to contract performance obligations.

Performance and Payment Bonds

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. Under our continuing indemnity and security agreements with our sureties, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to any of our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of December 31, 2016, an aggregate of approximately $887.7 million in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $58.2 million as of December 31, 2016.

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

Contractual Obligations

As of December 31, 2016, our future contractual obligations are as follows:

(in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Other
Short and long term debt	$59,070	$—	$—	$59,070	$—	$—
Operating lease obligations	9,205	2,519	4,107	1,967	612	—
Capital lease obligations	5,260	1,220	2,440	1,600	—	—
Purchase obligations	8,558	8,558	—	—	—	—
Income tax contingencies	301	—	—	—	—	301
Total	$82,394	$12,297	$6,547	$62,637	$612	$301

Excluded from the above table are interest and fees associated with our short term and long term debt and irrevocable standby letters of credit outstanding under our 2016 Facility, because the applicable interest rates and fees are variable. We have also excluded our multi-employer pension plan contributions, which are determined annually, based on our union employee payrolls, and which cannot be determined for future periods in advance.

The amount of income tax contingencies has been presented in the “Other” column in the table above due to the fact that the period of future payment cannot be reliably estimated. For further information, refer to Note 10 to the Financial Statements.

Concentration of Credit Risk

We grant trade credit under contractual payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2016, one customer individually exceeded 10.0% of accounts receivable with approximately 11.2% of the total accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of December 31, 2015, one customer individually exceeded 10.0% of accounts receivable with approximately 13.0% of the total accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in our contracts, billing and collection policies are adequate to minimize the potential credit risk.

Inflation

Inflation did not have a significant effect on our results during the years ended December 31, 2016, 2015 or 2014.

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

Revenue Recognition.  Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting. Under the percentage-of-completion method, we estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the contract term based on costs incurred under the cost-to-cost method.

Revenues from our construction services are performed under fixed-price, time-and-equipment, time-and-materials, unit-price, and cost-plus fee contracts. For fixed-price and unit-price contracts, we use the ratio of cost incurred to date on the contract (excluding uninstalled direct materials) to management’s estimate of the contract’s total cost, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract cost includes all direct costs on contracts, including labor and material, subcontractor costs and those indirect costs related to contract performance, such as supplies, fuel, tool repairs and depreciation. We recognize revenues from construction services with fees based on time-and-materials, or cost-plus fee as the services are performed and amounts are earned. If contracts include contract incentive or bonus provisions, they are included in estimated contract revenues only when the achievement of such incentive or bonus is reasonably certain.

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

Insurance.  We carry insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. Our deductible for each line of coverage is up to $1.0 million, except for certain health benefit plans, which are subject to a deductible up to $0.2 million, for qualified individuals. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the deductible is included in current assets in the consolidated balance sheets.

Stock-Based Compensation.  We determine compensation expense for stock-based awards based on the estimated fair values at the grant date and recognize the related compensation expense over the vesting period. We use the straight-line attribution method to recognize compensation expense related to stock-based awards, such as restricted stock and phantom stock, that have only service conditions. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. We recognize compensation expense related to performance awards that vest based on internal performance metrics and service conditions on a straight-line basis over the service period, but adjust inception-to-date expense based upon our determination of the potential achievement of the performance target at each reporting date. We recognize compensation expense related to performance awards with market-based performance metrics on a straight-line basis over the requisite service period. Stock-based compensation expense is adjusted for changes in estimated and actual forfeitures. We use historical data to estimate the forfeiture rate that we use; however, these estimates are subject to change and may impact the value that will ultimately be recognized as stock compensation expense. Shares issued under the Company’s stock-based compensation program are taken out of authorized but unissued shares.

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

As a result of the annual qualitative review process in 2016 and 2014, we determined it was not necessary to perform a two-step analysis.

Accounts Receivable and Allowance for Doubtful Accounts.  We do not generally charge interest to our customers, and we carry our customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contracts and acceptance by the customer, or earlier, as provided by the contract. Based on our experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, we classify all accounts receivable, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year.

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

As of December 31, 2016, we were not parties to any derivative instruments. We did not use any material derivative financial instruments during the years ended December 31, 2016, 2015 or 2014.

Borrowings under our 2016 Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If the prime rate, federal funds rate or LIBOR rises, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. If market rates of interest on all our revolving debt as of December 31, 2016, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.6 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of December 31, 2016, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by the same amount.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

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

Management’s assessment of and conclusion on the Company’s internal control over financial reporting as of December 31, 2016 excluded the internal control over financial reporting of Western Pacific Enterprises Ltd., which was acquired on October 28, 2016. Western Pacific Enterprises Ltd., represented a total of approximately 4.8% and 1.5% of total assets and net assets, respectively, as of December 31, 2016, and 0.8% and (2.4)% of contract revenues and income from operations, respectively, for the year then ended. Such exclusion is in accordance with Securities and Exchange Commission guidance that the assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting, provided the acquisition took place during the fiscal year being assessed.

Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the Financial Statements included in this report on Form 10-K, has audited the effectiveness of MYR Group’s internal control over financial reporting as of December 31, 2016 as stated in their report which appears herein.

March 9, 2017

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc.

We have audited the accompanying consolidated balance sheets of MYR Group Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MYR Group Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MYR Group Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 9, 2017

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc.

We have audited MYR Group Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). MYR Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Western Pacific Enterprises Ltd., which is included in the 2016 consolidated financial statements of MYR Group Inc. and constituted approximately 4.8% and 1.5% of total assets and net assets, respectively, as of December 31, 2016, and 0.8% and (2.4)% of contract revenues and income from operations, respectively, for the year then ended. Our audit of internal control over financial reporting of MYR Group Inc. also did not include an evaluation of the internal control over financial reporting of Western Pacific Enterprises Ltd.

In our opinion, MYR Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MYR Group Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of MYR Group Inc. and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 9, 2017

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$23,846	$39,797
Accounts receivable, net of allowances of $432 and $376, respectively	234,642	187,235
Costs and estimated earnings in excess of billings on uncompleted contracts	69,950	51,486
Receivable for insurance claims in excess of deductibles	18,477	11,290
Refundable income taxes	2,474	5,617
Other current assets	8,202	7,942
Total current assets	357,591	303,367
Property and equipment, net of accumulated depreciation of $209,466 and $181,575, respectively	154,891	160,678
Goodwill	46,781	47,124
Intangible assets, net of accumulated amortization of $4,684 and $3,798, respectively	11,566	11,362
Other assets	2,666	2,394
Total assets	$573,495	$524,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of capital lease obligations	$1,085	$—
Accounts payable	99,942	73,300
Billings in excess of costs and estimated earnings on uncompleted contracts	42,321	40,614
Accrued self insurance	42,584	36,967
Other current liabilities	42,382	28,856
Total current liabilities	228,314	179,737
Deferred income tax liabilities	18,565	14,382
Long-term debt	59,070	—
Capital lease obligations, net of current maturities	3,833	—
Other liabilities	539	926
Total liabilities	310,321	195,045
Commitments and contingencies
Stockholders’ equity
Preferred stock – $0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock – $0.01 par value per share; 100,000,000 authorized shares; 16,333,139 and 19,969,347 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	162	198
Additional paid-in capital	140,100	161,342
Accumulated other comprehensive income (loss)	(433)	116
Retained earnings	123,345	168,224
Total stockholders’ equity	263,174	329,880
Total liabilities and stockholders’ equity	$573,495	$524,925

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands, except per share data)	2016	2015	2014
Contract revenues	$1,142,487	$1,061,681	$943,967
Contract costs	1,007,764	939,340	811,553
Gross profit	134,723	122,341	132,414
Selling, general and administrative expenses	96,424	79,186	73,818
Amortization of intangible assets	886	571	334
Gain on sale of property and equipment	(1,341)	(2,257)	(142)
Income from operations	38,754	44,841	58,404
Other income (expense):
Interest income	5	25	106
Interest expense	(1,299)	(741)	(722)
Other income, net	885	174	162
Income before provision for income taxes	38,345	44,299	57,950
Income tax expense	16,914	16,997	21,406
Net income	$21,431	$27,302	$36,544
Income per common share:
– Basic	$1.25	$1.33	$1.73
– Diluted	$1.23	$1.30	$1.69
Weighted average number of common shares and potential common shares outstanding:
– Basic	17,109	20,577	20,922
– Diluted	17,461	21,038	21,466
Net income	$21,431	$27,302	$36,544
Other comprehensive income (loss):
Foreign currency translation adjustment	(549)	103	13
Other comprehensive income (loss)	(549)	103	13
Total comprehensive income	$20,882	$27,405	$36,557

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total
		Shares	Amount
Balance at December 31, 2013	$—	21,223	$210	$161,202	$—	$134,679	$296,091
Net income	—	—	—	—	—	36,544	36,544
Stock issued under compensation plans, net	—	253	3	1,061	—	—	1,064
Tax benefit from stock-based awards	—	—	—	592	—	—	592
Stock-based compensation expense	—	—	—	4,671	—	—	4,671
Shares repurchased	—	(686)	(7)	(16,440)	—	—	(16,447)
Reclassification of other comprehensive income	—	—	—	(13)	13	—	—
Stock issued – other	—	2	—	38	—	—	38
Balance at December 31, 2014	—	20,792	206	151,111	13	171,223	322,553
Net income	—	—	—	—	—	27,302	27,302
Stock issued under compensation plans, net	—	413	4	1,919	—	—	1,923
Tax benefit from stock-based awards	—	—	—	1,612	—	—	1,612
Stock-based compensation expense	—	—	—	4,837	—	—	4,837
Shares repurchased	—	(1,236)	(12)	(12,130)	—	(16,336)	(28,478)
Other comprehensive income	—	—	—	—	103	—	103
Reclassification of shares repurchased	—	—	—	13,965	—	(13,965)	—
Stock issued – other	—	—	—	28	—	—	28
Balance at December 31, 2015	—	19,969	198	161,342	116	168,224	329,880
Net income	—	—	—	—	—	21,431	21,431
Stock issued under compensation plans, net	—	589	6	6,213	—	—	6,219
Tax benefit from stock-based awards	—	—	—	2,044	—	—	2,044
Stock-based compensation expense	—	—	—	4,674	—	—	4,674
Shares repurchased	—	(4,228)	(42)	(34,235)	—	(66,310)	(100,587)
Other comprehensive income (loss)	—	—	—	—	(549)	—	(549)
Stock issued – other	—	3	—	62	—	—	62
Balance at December 31, 2016	$—	16,333	$162	$140,100	$(433)	$123,345	$263,174

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$21,431	$27,302	$36,544
Adjustments to reconcile net income to net cash flows provided by operating activities –
Depreciation and amortization of property and equipment	38,236	37,458	33,089
Amortization of intangible assets	886	571	334
Stock-based compensation expense	4,674	4,837	4,671
Deferred income taxes	4,205	1,558	3,655
Gain on sale of property and equipment	(1,341)	(2,257)	(142)
Other non-cash items	194	200	139
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(27,485)	(17,765)	15,706
Costs and estimated earnings in excess of billings on uncompleted contracts	(17,001)	(4,597)	(4,090)
Receivable for insurance claims in excess of deductibles	(7,187)	1,021	(922)
Other assets	3,730	(5,634)	(1,255)
Accounts payable	17,322	6,742	(17,303)
Billings in excess of costs and estimated earnings on uncompleted contracts	(707)	1,003	(14,831)
Accrued self insurance	5,617	(2,616)	369
Other liabilities	11,916	(4,823)	(988)
Net cash flows provided by operating activities	54,490	43,000	54,976
Cash flows from investing activities:
Proceeds from sale of property and equipment	3,299	2,758	320
Cash paid for acquisitions, net of cash acquired	(12,056)	(13,087)	—
Purchases of property and equipment	(25,371)	(46,599)	(39,045)
Net cash flows used in investing activities	(34,128)	(56,928)	(38,725)
Cash flows from financing activities:
Net borrowings under revolving lines of credit	59,070	—	—
Payment of principal obligations under capital leases	(740)	—	—
Proceeds from exercise of stock options	6,218	1,923	725
Debt issuance costs	(1,012)	—	—
Excess tax benefit from stock-based awards	2,345	1,720	615
Repurchase of common shares	(101,483)	(27,582)	(16,447)
Other financing activities	63	28	38
Net cash flows used in financing activities	(35,539)	(23,911)	(15,069)
Effect of exchange rate changes on cash	(774)	—	—
Net increase (decrease) in cash and cash equivalents	(15,951)	(37,839)	1,182
Cash and cash equivalents:
Beginning of period	39,797	77,636	76,454
End of period	$23,846	$39,797	$77,636

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

	Year ended December 31,
(in thousands)	2016	2015	2014
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes payments	$6,274	$16,960	$17,403
Interest payments	1,114	591	577
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	614	1,328	749
Acquisition of property under capital lees arrangements	5,658	—	—
Noncash financing activities:
Capital lease obligations initiated	5,658	—	—
Share repurchases that have not settled	—	896	—

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies

Organization and Business

MYR Group Inc. (the “Company”) is a holding company of specialty electrical construction service providers and is currently conducting operations through wholly-owned subsidiaries including: The L. E. Myers Co., a Delaware corporation; Harlan Electric Company, a Michigan corporation; Great Southwestern Construction, Inc., a Colorado corporation; Sturgeon Electric Company, Inc., a Michigan corporation; MYR Transmission Services, Inc., a Delaware corporation; E.S. Boulos Company, a Delaware corporation; High Country Line Construction, Inc., a Nevada corporation; Sturgeon Electric California, LLC, a Delaware limited liability company; and GSW Integrated Services, LLC, a Delaware limited liability company; MYR Transmission Services Canada, Ltd., a British Columbia corporation; Northern Transmission Services, Ltd., a British Columbia corporation and Western Pacific Enterprises Ltd., a British Columbia corporation.

The Company performs construction services in two business segments: Transmission and Distribution (“T&D”), and Commercial and Industrial (“C&I”). T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. T&D provides a broad range of services, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair. The Company also provides C&I electrical contracting services to general contractors, commercial and industrial facility owners, local governments and developers in the western and northeastern United States and western Canada.

Significant Accounting Policies

Consolidation

The accompanying Financial Statements include the results of operations of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated.

Revenue Recognition

Revenues under long-term contracts are accounted for under the percentage-of-completion method of accounting. Under the percentage-of-completion method, the Company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the contract term based on costs incurred under the cost-to-cost method.

Revenues from the Company’s construction services are performed under fixed-price, time-and-equipment, time-and-materials, unit-price, and cost-plus fee contracts. For fixed-price and unit-price contracts, the Company uses the ratio of cost incurred to date on the contract to management’s estimate of the contract’s total cost, to determine the percentage of completion on each contract. This method is used as management considers expended costs to be the best available measure of progression of these contracts. Contract cost includes all direct costs on contracts, including labor and material, subcontractor costs and those indirect costs related to contract performance, such as supplies, fuel, tool repairs and depreciation. The Company recognizes revenues from construction services with fees based on time-and-materials, or cost-plus fee as the services are performed and amounts are earned. If contracts include contract incentive or bonus provisions, they are included in estimated contract revenues only when the achievement of such incentive or bonus is reasonably certain.

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

Foreign Currency

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short term monetary assets and liabilities, are recorded in the “other income, net” line on the consolidated statements of operations. For the year ended December 31, 2016, the Company recorded $0.2 million of foreign currency losses. Foreign currency transaction gains and losses, arising primarily from long term monetary assets and liabilities are recorded in the foreign currency translation adjustment line on the consolidated statements of comprehensive income.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

The most significant estimates are related to estimates of costs to complete on contracts, pending change orders and claims, shared savings, insurance reserves, income tax reserves, estimates surrounding stock-based compensation, the recoverability of goodwill and intangibles and accounts receivable reserves. Actual results could differ from these estimates.

During 2016, the Company revised its cost estimates on several large, multi-year transmission projects, which resulted in the recognition of approximately 0.2% of reduced gross margin. During 2015 and 2014, the Company revised its cost estimates on several large, multi-year transmission projects, which resulted in the recognition of approximately 0.5% and 1.9% of incremental gross margin, respectively. During 2016, the decrease in gross margin resulted in a decrease in income from operations of $2.6 million, a decrease in net income of $1.4 million, and a decrease in diluted earnings per share by $0.08. During 2015, the incremental gross margin resulted in $5.9 million of additional income from operations, $3.6 million of additional net income, and increased diluted earnings per share by $0.17. During 2014, the incremental gross

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

margin resulted in $18.4 million of additional income from operations, $11.6 million of additional net income, and increased diluted earnings per share by $0.54.

Advertising

Advertising costs are expensed when incurred. Advertising costs, included in selling, general and administrative expenses, were $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled. The Company also evaluates the realizability of our deferred tax assets and valuation allowances are recorded when necessary to reduce deferred tax assets to the amounts expected to be realized.

Interest and penalties related to uncertain income tax positions are included in income tax expense in the accompanying consolidated statements of operations. Interest and penalties actually incurred are charged to interest expense and the “other income, net” line, respectively.

Stock-Based Compensation

The Company determines compensation expense for stock-based awards based on the estimated fair values at the grant date and recognize the related compensation expense over the vesting period. The Company uses the straight-line attribution method to recognize compensation expense related to stock-based awards, such as restricted stock and phantom stock, that have only service conditions. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. The Company recognizes compensation expense related to performance awards that vest based on internal performance metrics and service conditions on a straight-line basis over the service period, but adjust inception-to-date expense based upon our determination of the potential achievement of the performance target at each reporting date. The Company recognizes compensation expense related to performance awards with market-based performance metrics on a straight-line basis over the requisite service period. Stock-based compensation expense is adjusted for changes in estimated and actual forfeitures. The Company uses historical data to estimate the forfeiture rate that we use; however, these estimates are subject to change and may impact the value that will ultimately be recognized as stock compensation expense. Shares issued under the Company’s stock-based compensation program are taken out of authorized but unissued shares.

Earnings Per Share

The Company computes earnings per share using the treasury stock method unless the two-class method is more dilutive. The Company computed earnings per share for the years ended December 31, 2016 and 2015 using the treasury stock method. Under the treasury stock method, basic earnings per share are computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period, and diluted earnings per share are computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

For the year ended December 31, 2014, the Company computed earnings per share using the two-class method because that method resulted in a more dilutive effect than the treasury stock method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2016 and 2015, the Company held its cash in checking accounts or in highly liquid money market funds. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to financial institutions for payment. The Company funds all intraday bank balances overdrafts during the same business day. Checks issued and outstanding in excess of bank balance are recorded in accounts payable in the Consolidated Balance Sheets and are reflected as a financing activity in the Consolidated Statements of Cash Flows. The Company had no checks issued and outstanding in excess of our bank balance as of December 31, 2016 and 2015.

Accounts Receivable and Allowance for Doubtful Accounts

The Company does not charge interest to its customers and carries its customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contract and acceptance by the customer, or earlier as provided by the contract. Based on the Company’s experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. The Company expects a majority of the retainage recorded at December 31, 2016 to be collected within one year, with the remaining to be collected in the subsequent year as the related contracts are completed.

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

Leases

The Company leases certain real estate, construction equipment and office equipment. Real estate is generally leased for terms up to ten years in duration. The terms and conditions of leases (such as renewal or purchase options and escalation clauses), if material, are reviewed at inception to determine the classification (operating or capital) of the lease. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with Accounting Standards Codification (“ASC”) Topic 840-10-25.

Insurance

The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. The deductible for each line of coverage is up to $1.0 million, except for certain of the Company’s health insurance benefit plans, which are subject to a deductible up to $0.2 million, for qualified individuals. Losses up to the deductible amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

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

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

As a result of the annual qualitative review process in 2016 and 2014, the Company determined it was not necessary to perform a two-step analysis.

Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalent balances with large financial institutions which are believed to be high quality institutions.

The Company grants trade credit under contractual payment terms, generally without collateral, to its customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, the Company may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2016, one customer individually exceeded 10.0% of consolidated accounts receivable with an aggregate balance of approximately 11.2% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of December 31, 2015, one customer individually exceeded 10.0% of consolidated accounts receivable with an aggregate balance of approximately 13.0% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). The Company believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

The Company is subject to a concentration of risk because it derives a significant portion of its revenues from a few customers. The Company’s top ten customers accounted for approximately 46.4%, 44.6% and 46.5% of consolidated revenues for the years ended December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, no single customer accounted for more than 10.0% of annual revenues.

As of December 31, 2016, approximately 91% of the Company’s craft labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, the Company cannot be certain that strikes or work stoppages will not occur in the future.

Recent Accounting Pronouncements

Changes to U.S. GAAP are typically established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. The Company, based on its assessment, determined that any recently issued or proposed ASUs not listed below are either not applicable to the Company or may have minimal impact on its Financial Statements.

Recently Adopted Accounting Pronouncements

In April 2015, FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Topic 835), which simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Additionally in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Topic 835), to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted these ASUs on January 1, 2016. The Company has elected to present debt issuance costs related to the line of credit as a deferred asset within other assets as permitted by ASU 2015-15, resulting in no change on the Company’s financial statements.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Topic 205). The amendments under this pronouncement address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when and how an entity must disclose certain relevant conditions and events. This update requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued). If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions or events. The standard was effective for interim and annual reporting periods ending after December 15, 2016. The Company adopted this ASU on December 31, 2016, which did not have any impact to the disclosures found within this annual report as there is no substantial doubt about the Company’s ability to continue as a going concern.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill, through elimination of Step 2 from the goodwill impairment test. Instead an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The update is effective for any annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The guidance requires application on a prospective basis. The Company does not expect that this pronouncement will have a significant impact on its financial statements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The guidance requires application on a prospective basis. The Company does not expect that this pronouncement will have a significant impact on its financial statements.

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

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718). The amendments under this pronouncement make modifications to the accounting treatment for forfeitures, required withholding on stock compensation and the financial statement presentation of excess tax benefits or deficiencies and certain components of stock compensation. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted in any interim period. When this pronouncement is adopted in 2017 the Company will discontinue estimating forfeitures and will account for forfeitures as they occur. Additionally the Company’s future tax determination will be impacted, as excess tax benefits and deficiencies will no longer be allocated to the APIC pool, but will be a component of the current tax calculation. The Company does not expect the amendments under this pronouncement to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with durations in excess of one year or more are treated. Under this guidance, lessees will be required to recognize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, which contain provisions similar to capitalized leases, are amortized like capital leases under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. While the Company continues to evaluate the impact this pronouncement will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on the Company’s financial statements, the Company expects most existing operating lease commitments, that extend beyond twelve months at the time of adoption, will be recognized as lease liabilities and right-of-use assets upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments under this pronouncement will change how an entity recognizes revenue from contracts it enters to transfer goods, services or nonfinancial assets to its customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with the customer; Step 2: Identify the performance obligations in the contract; Step 3: Determine the transaction price; Step 4: Allocate the transaction price to the performance obligations in the contract; Step 5: Recognize revenue when, or as, the entity satisfies the performance obligations. In addition, the amendments require expanded disclosure to enable the users of the financial statements to understand the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On August 16, 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date, permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company plans to adopt the amendments under this pronouncement using the modified retrospective transition approach on January 1, 2018. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. As the amendments under this pronouncement will supersede substantially all existing revenue guidance affecting us under U.S. GAAP, it will impact revenue and cost

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

recognition on some of our contracts across both our T&D and C&I business segments, in addition to impacting our business processes and our information technology systems. As a result, the Company’s evaluation of the impact of this pronouncement and its expanded disclosure requirements, and all amendments relating to this pronouncement, on the Company’s policies and procedures pertaining to recognition of revenue from contracts with customers, and the impact on the Company’s financial statements is ongoing.

2. Acquisitions

Western Pacific Enterprises Ltd.

On October 28, 2016, the Company completed the acquisition of substantially all of the assets of Western Pacific Enterprises GP and of Western Pacific Enterprises Ltd., except for certain real estate owned by Western Pacific Enterprises Ltd., with the company continuing operations under the name Western Pacific Enterprises Ltd. (“WPE”), an electrical contracting firm in western Canada. With its main headquarters in Coquitlam, British Columbia, WPE provides a wide range of commercial and industrial electrical construction capabilities under the Company’s C&I segment. WPE also provides substation construction capabilities under the Company’s T&D segment. The total consideration paid was approximately $12.1 million, which was funded through borrowings from our line of credit. Total consideration paid included $2.2 million subject to potential net asset adjustments once the final net assets acquired are finalized by the end of 2017. These net asset adjustments were approximately $0.8 million as of the October 28, 2016 closing date and as of December 31, 2016. The Company accounted for the net asset adjustments as a reduction to consideration paid and will be funded through our escrow.

The purchase agreement also includes provisions for margin guarantee adjustments based upon performance subsequent to the acquisition on certain contracts. Contingent consideration of approximately $1.4 million related to the margin guarantee adjustments on certain contracts was recorded in other income for the year ended December 31, 2016. Future margin guarantee adjustments, if any, are expected to be completed by the end of 2017. Additionally, there could also be contingent payments based on the successful achievement of certain performance targets and continued employment of certain key executives of WPE. These payments are recognized as compensation expense in the consolidated statement of operations as incurred. During the year ended December 31, 2016 the Company recognized less than $0.1 million of compensation expense associated with these contingent payments.

The results of operations for WPE are included in the Company’s consolidated statement of operations and the C&I segment from the date of acquisition. Costs of approximately $0.4 million related to the acquisition were included in selling, general and administrative expenses in the consolidated statement of operations.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

2. Acquisitions  – (continued)

The following table summarizes the allocation of the opening balance sheet from the date of acquisition through December 31, 2016:

(in thousands)	(as of acquisition date) October 28, 2016	Measurement Period Adjustments	(adjusted acquisition amounts as of) December 31, 2016
Total consideration, net of net asset adjustments	$11,283	$—	$11,283

Accounts receivable, net	$20,249	$—	$20,249
Costs and estimated earnings in excess of billings on uncompleted contracts	1,610	—	1,610
Other current assets	8	—	8
Property and equipment	4,108	—	4,108
Accounts payable	(10,125)	—	(10,125)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,020)	—	(3,020)
Other current liabilities	(2,294)	—	(2,294)
Net identifiable assets	10,536	—	10,536
Unallocated intangible assets	$747	$—	$747

The Company has developed preliminary estimates of fair value of the assets acquired and liabilities assumed for the purposes of allocating the purchase price. Further adjustments are expected to the allocation as third party valuations of identifiable intangible assets, including backlog, customer relationships, trade name and off-market component, are determined, and as net asset adjustments are finalized. The Company expects that the excess of the purchase price over the net amount of the fair values to be assigned to assets acquired and liabilities assumed will be completely allocated to identifiable intangible assets. A portion of the identifiable intangible assets are expected to be tax deductible per applicable Canadian Revenue Authority regulations.

High Country Line Construction, Inc.

On November 24, 2015, the Company acquired all of the outstanding common stock of High Country Line Construction, Inc. (“HCL”). The acquisition of HCL expanded the Company’s T&D construction services, predominantly in the western United States. The acquisition date fair value of consideration transferred, funded through existing cash resources, was $1.7 million, net of cash acquired. The purchase price was allocated to net identifiable assets with $0.3 million allocated to identifiable intangibles (backlog and customer relationships) and the remaining $0.2 million allocated to goodwill. The Company has finalized the purchase price accounting relating to the HCL acquisition. Costs of approximately $0.2 million related to the acquisition were included in selling, general and administrative expenses in the December 31, 2015 consolidated statement of operations.

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

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2016 and 2015, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of December 31, 2016, the fair value of the Company’s long-term debt and capital lease obligations, were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at December 31, 2016, for new issues with similar remaining maturities and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximated fair value. The Company had no long-term debt or capital lease obligations, as of December 31, 2015.

4. Accounts Receivable

Accounts receivable consisted of the following at December 31:

(in thousands)	2016	2015
Contract receivables	$200,732	$159,794
Contract retainages	32,486	27,474
Other	1,856	343
	235,074	187,611
Less: Allowance for doubtful accounts	(432)	(376)
	$234,642	$187,235

The roll-forward of activity in the allowance for doubtful accounts was as follows for the years ended December 31:

(in thousands)	2016	2015	2014
Balance at beginning of period	$376	$1,179	$1,132
Less: Reduction in (provision for) allowances	(146)	528	(96)
Less: Write offs, net of recoveries	90	275	49
Balance at end of period	$432	$376	$1,179

5. Contracts in Process

The net asset position for contracts in process consisted of the following at December 31:

(in thousands)	2016	2015
Costs and estimated earnings on uncompleted contracts	$2,194,695	$2,153,085
Less: Billings to date	2,167,066	2,142,213
	$27,629	$10,872

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

5. Contracts in Process  – (continued)

The net asset position for contracts in process is included in the accompanying consolidated balance sheets as follows at December 31:

(in thousands)	2016	2015
Costs and estimated earnings in excess of billings on uncompleted contracts	$69,950	$51,486
Billings in excess of costs and estimated earnings on uncompleted contracts	(42,321)	(40,614)
	$27,629	$10,872

6. Property and Equipment

Property and equipment consisted of the following at December 31:

(dollars in thousands)	Estimated Useful Life in Years	2016	2015
Land	—	$5,468	$5,782
Buildings and improvements	3 to 39	21,660	21,401
Construction equipment	3 to 12	329,299	308,628
Office equipment	3 to 10	7,930	6,442
		364,357	342,253
Less: Accumulated depreciation and amortization		(209,466)	(181,575)
		$154,891	$160,678

Construction equipment includes assets under capital leases — see additional information provided in Note 12 to the Financial Statements.

Depreciation and amortization expense of property and equipment for the years ended December 31, 2016, 2015 and 2014 was $38.2 million, $37.5 million and $33.1 million, respectively.

7. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following at December 31:

	2016			2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
T&D	$40,224	$—	$40,224	$40,567	$—	$40,567
C&I	6,557	—	6,557	6,557	—	6,557
Total goodwill	$46,781	$—	$46,781	$47,124	$—	$47,124
Amortizable Intangible Assets
Backlog	$989	$989	$—	$765	$695	$70
Customer relationships	5,266	3,590	1,676	5,144	3,103	2,041
Trade names	695	79	616	695	—	695
Unallocated intangible assets	747	26	721	—	—	—
Foreign currency translation	(3)	—	(3)	—	—	—
Indefinite-lived Intangible Assets
Trade names	8,556	—	8,556	8,556	—	8,556
Total Intangible assets	$16,250	$4,684	$11,566	$15,160	$3,798	$11,362

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

7. Goodwill and Intangible Assets  – (continued)

The decrease in goodwill and as of December 31, 2016 compared to December 31, 2015 was due to the allocation of $0.3 million of goodwill to the HCL identifiable intangibles during the finalization of the HCL purchase price accounting. Unallocated intangible assets relate to the WPE acquisition and are being amortized based on preliminary allocations. Additional financial information related to these acquisitions is provided in Note 2 to the Financial Statements.

Customer relationships and backlog are being amortized on a straight-line method over an estimated useful life of approximately 12 years and the remaining life of the contract, respectively, and have been determined to have no residual value. Amortizable trade names are being amortized on a straight-line method over an estimated useful life of approximately 15 years. Infinite-lived trade names have been determined to have indefinite lives and, therefore, are not being amortized. Intangible asset amortization expense was $0.9 million for the year ended December 31, 2016, $0.6 million for the year ended December 31, 2015 and $0.3 million for the year ended December 31, 2014. Intangible asset amortization expense for the years subsequent to December 31, 2016 is expected to be approximately $0.7 million in 2017, $0.6 million in 2018, and $0.2 million for each of the years from 2019 to 2026, $0.1 million for each of the years from 2027 to 2028 and less than $0.1 million for 2029 and 2030.

8. Accrued Liabilities

Other current liabilities consisted of the following at December 31:

(in thousands)	2016	2015
Payroll and incentive compensation	$16,101	$10,499
Union dues and benefits	10,261	8,182
Profit sharing and thrift plan	2,004	1,294
Taxes, other than income taxes	7,639	3,578
Other	6,377	5,303
	$42,382	$28,856

9. Debt

On June 30, 2016, the Company entered into a five-year amended and restated credit agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A. The Credit Agreement provides for a facility of $250 million (the “2016 Facility”) that may be used for revolving loans and letters of credit. The 2016 Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $50 million. The Company has an expansion option to increase the commitments under the 2016 Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $100 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the 2016 Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. Additionally, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the 2016 Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement were used to refinance existing debt and are expected to be used for working capital, capital expenditures, acquisitions and other general corporate purposes.

Amounts borrowed under the Credit Agreement in U.S. dollars bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 1.00%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 2.00%. Amounts borrowed under the Credit Agreement in any

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

9. Debt  – (continued)

currency other than U.S. dollars bear interest at a rate equal to the Adjusted LIBO Rate plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on the Company’s consolidated Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the 2016 Facility are subject to a letter of credit fee of 1.125% to 2.125% for standby or commercial letters of credit or 0.625% to 1.125% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.375% based on the Company’s consolidated Leverage Ratio on any unused portion of the 2016 Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.25. The weighted average interest rate on borrowings outstanding through December 31, 2016, was 1.77% per annum.

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

The amount outstanding on the 2016 Facility was $59.1 million as of December 31, 2016. The Company had no revolving loans outstanding as of December 31, 2015.

As of December 31, 2016, the Company had irrevocable standby letters of credit outstanding under the 2016 Facility of approximately $23.7 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $6.1 million related to contract performance obligations. As of December 31, 2015, the Company had irrevocable standby letters of credit outstanding of approximately $19.3 million, including $17.5 million related to the Company’s payment obligation under its insurance programs and approximately $1.8 million related to contract performance obligations.

The Company has remaining deferred debt issuance costs totaling $1.0 million as of December 31, 2016, related to entry into the line of credit. As permitted under ASU No. 2015-15, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.

10. Income Taxes

Income before income taxes by geographic area was, for the years ended December 31:

(in thousands)	2016	2015	2014
Federal	$39,419	$45,456	$57,950
Foreign	(1,074)	(1,157)	—
	$38,345	$44,299	$57,950

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

10. Income Taxes  – (continued)

The income tax provision consisted of the following for the years ended December 31:

(in thousands)	2016	2015	2014
Current
Federal	$9,838	$12,433	$14,720
State	2,871	3,006	3,031
	12,709	15,439	17,751
Deferred
Federal	2,491	1,553	3,154
Foreign	481	(272)	—
State	1,233	277	501
	4,205	1,558	3,655
Income tax expense	$16,914	$16,997	$21,406

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for continuing operations were as follows for the years ended December 31:

	2016	2015	2014
U.S federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal income tax expense	5.2	4.6	3.6
Provision to return adjustments, net	0.8	0.5	0.2
Tax differential on foreign earnings	2.2	0.3	—
Domestic production/manufacturing deduction	(1.9)	(2.4)	(2.3)
Deferred tax adjustments, net	1.6	—	—
Non-deductible meals and entertainment	1.0	0.6	0.4
Expiration of uncertain tax positions	—	(0.4)	—
Other income, net	0.2	0.2	—
Effective rate	44.1%	38.4%	36.9%

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

10. Income Taxes  – (continued)

The net deferred tax assets and (liabilities) arising from temporary differences was as follows at December 31:

(in thousands)	2016	2015
Deferred income tax assets:
Self insurance reserves	$6,670	$7,464
Contract loss reserves	257	240
Stock-based awards	2,554	3,986
Bonus	2,908	2,497
Non-U.S. operating loss	595	373
Other	1,652	1,484
Total deferred income tax assets before valuation allowances	14,636	16,044
Less: valuation allowances	(595)	—
Total deferred income tax assets	14,041	16,044
Deferred income tax liabilities:
Property and equipment – tax over book depreciation	(26,664)	(25,859)
Intangible assets – tax over book amortization	(3,592)	(3,670)
Non-U.S. deferred income tax liabilities	(91)	—
Other	(2,259)	(897)
Total deferred income tax liabilities	(32,606)	(30,426)
Net deferred income taxes	$(18,565)	$(14,382)

The Company determined that it is more-likely-than-not that it will not realize the deferred tax assets on certain Canadian subsidiaries and recorded a valuation allowance against the entire related deferred tax assets.

As of December 31, 2016, the Company had no undistributed earnings of our Canadian subsidiaries. We expect future earnings to be reinvested. Accordingly, no provision for U.S. income taxes or foreign withholding taxes has been made.

The Company is subject to taxation in various jurisdictions. The Company’s tax return for 2015 is subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2012 through 2015.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

10. Income Taxes  – (continued)

The Company has recorded a liability for unrecognized tax benefits related to tax positions taken on its various income tax returns. If recognized, the entire amount of unrecognized tax benefits would favorably impact the effective tax rate that is reported in future periods. The decrease in prior period tax positions is primarily due to the settlement of an Internal Revenue Service audit for the 2012 through 2014 tax years. The total unrecognized tax benefits is expected to be reduced by less than $0.1 million within the next 12 months due to the lapses in the applicable statutes of limitations. Interest and penalties related to uncertain income tax positions are included as a component of income tax expense in the Financial Statements.

The following is a reconciliation of the beginning and ending liability for unrecognized tax benefits at December 31:

(in thousands)	2016	2015
Balance at beginning of period	$425	$507
Gross increases in current period tax positions	100	62
Gross increases in prior period tax positions	—	19
Gross decreases in prior period tax positions	—	(163)
Reductions in tax positions due to lapse of statutory limitations	(12)	—
Settlements with taxing authorities	(243)	—
Balance at end of period	270	425
Accrued interest and penalties at end of period	31	139
Total liability for unrecognized tax benefits	$301	$564

The liability for unrecognized tax benefits, including accrued interest and penalties, was included in other liabilities in the accompanying consolidated balance sheets. The amount of interest and penalties charged or credited to income tax expense as a result of the unrecognized tax benefits was not significant in the years ended December 31, 2016, 2015 and 2014.

11. Commitments and Contingencies

Purchase Commitments

As of December 31, 2016, the Company had approximately $8.6 million in outstanding purchase orders for certain construction equipment, with cash outlay scheduled to occur over the next four months.

Insurance and Claims Accruals

The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. The deductible per occurrence for each line of coverage is up to $1.0 million. The Company’s health benefit plans, are subject to a deductible up to $0.2 million, for qualified individuals. Losses up to the deductible amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

11. Commitments and Contingencies  – (continued)

The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the deductible is included in current assets in the consolidated balance sheets at December 31:

(in thousands)	2016	2015	2014
Balance at beginning of period	$36,967	$39,480	$39,111
Net increases in reserves	25,139	15,686	16,220
Net payments made	(19,522)	(18,199)	(15,851)
Balance at end of period	$42,584	$36,967	$39,480

Insurance expense, including premiums, for workers’ compensation, general liability, automobile liability, employee health benefits, and other coverages for the years ended December 31, 2016, 2015 and 2014 was $25.6 million, $23.6 million and $21.0 million, respectively.

Performance and Payment Bonds

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of December 31, 2016, an aggregate of approximately $887.7 million in original face amount of bonds issued by the Company’s sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $58.2 million as of December 31, 2016.

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

Collective Bargaining Agreements

Many of the Company’s subsidiaries’ craft labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from any of the multi-employer pension plans or if the plans were to otherwise become underfunded, the subsidiary could incur liabilities for additional contributions related to these plans. Although the Company has been informed that some of the multi-employer pension plans to which its subsidiaries contribute have been classified as “critical” status, the Company is not currently aware of any potential liabilities related to this issue. See Note 14 to the Financial Statements for further information related to the Company’s participation in multi-employer plans.

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

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

11. Commitments and Contingencies  – (continued)

The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of our present business as well as in respect of our divested businesses. Some of these claims and litigations include claims related to the Company’s current services and operations, and asbestos-related claims concerning historic operations of a predecessor affiliate. The Company believes that it has strong defenses to these claims as well as insurance coverages that could contribute to any settlement or liability in the event any asbestos-related claim is not resolved in the Company’s favor. These claims have not had a material impact on the Company to date, and the Company believes that the likelihood that a future material adverse outcome will result from these claims is remote. However, if facts and circumstances change in the future, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

12. Lease Obligations

From time to time, the Company enters into leasing arrangements for real estate, vehicles and construction equipment. In 2016, the Company entered into master leasing arrangements for vehicles and construction equipment. Some of the leases entered into under these agreements were recorded as capital leases while others were treated as operating leases. As of December 31, 2016, the Company had no outstanding commitments to enter into future leases under its master lease agreements.

Capital Leases

The Company leases vehicles and certain equipment under capital leases. The economic substance of the leases is a financing transaction for acquisition of the vehicles and equipment and, accordingly, the leases are included in the balance sheets in property and equipment, net of accumulated depreciation, with a corresponding amount recorded in current portion of capital lease obligations or capital lease obligations, net of current maturities, as appropriate. The capital lease assets are amortized over the life of the lease or, if shorter, the life of the leased asset, on a straight-line basis and included in depreciation expense in the statements of operations. The interest associated with capital leases is included in interest expense in the statements of operations.

As of December 31, 2016, the Company had approximately $4.9 million of capital lease obligations outstanding, $1.1 million of which was classified as a current liability. As of December 31, 2015, the Company had no outstanding capital lease obligations.

As of December 31, 2016, $5.0 million of leased assets were capitalized in construction equipment, net of accumulated depreciation. Additional information related to property and equipment is provided in Note 6 to the Financial Statements.

Operating Leases

The Company leases real estate, construction equipment and office equipment under operating leases with remaining terms ranging from one to five years.

Rent expense includes lease payments as well as rent on items that are rented under cancellable rental agreements. Total rent expense for the years ended December 31, 2016, 2015 and 2014, was $44.9 million, $57.2 million and $41.1 million, respectively.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

12. Lease Obligations  – (continued)

The future minimum lease payments required under capital leases and operating leases, together with their present value of capital leases, as of December 31, 2016 were as follows:

(In thousands)	Capital Lease Obligations	Operating Lease Obligations
2017	$1,220	$2,519
2018	1,220	2,256
2019	1,220	1,851
2020	1,220	1,206
2021	380	761
Thereafter	—	612
Total minimum lease payments	$5,260	$9,205
Interest	(342)
Net present of minimum lease payments	4,918
Less: Current portion of capital lease obligations	1,085
Long-term capital lease obligations	$3,833

13. Stock-Based Compensation

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

Stock Options

The Company has not awarded any stock options since 2013. Stock options granted to employees or directors vested ratably over a three- or four-year vesting period and were granted with an exercise price equal to the market price of the Company’s stock on the date of grant. The Company used the Black-Scholes-Merton option-pricing model to estimate the fair value of options as of the date of grant. All stock options were fully expensed as of December 31, 2016.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

13. Stock-Based Compensation  – (continued)

Following is a summary of stock option activity for the three-year period ending December 31, 2016:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	1,147,320	$13.21
Exercised	(134,273)	$7.93
Forfeited	(2,838)	$22.66
Expired	(1,428)	$24.26
Outstanding at December 31, 2014	1,008,781	$13.87	4.2 years	$13,652
Exercised	(267,440)	$7.19
Forfeited	(1,290)	$23.14
Expired	(9,446)	$5.92
Outstanding at December 31, 2015	730,605	$16.40	3.6 years	$3,722
Exercised	(443,283)	$14.03
Forfeited	(933)	$24.68
Expired	(40,672)	$21.40
Outstanding and Exercisable at December 31, 2016	245,717	$19.82	4.4 years	$4,396

Other data relating to option activity for the years ended December 31 are as follows:

(dollars in thousands)	2016	2015	2014
Intrinsic value of options exercised	$7,832	$5,857	$2,383
Fair value of options vested	372	948	1,187

The following table summarizes information with respect to stock options outstanding and exercisable under the Company’s plans at December 31, 2016:

	Options Outstanding and Exercisable
Exercise Price	Number Of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
$7.98 – $13.00	44,212	$12.72	1.0 years
$13.01 – $20.00	88,638	$17.41	4.8 years
$20.01 – $24.68	112,867	$24.48	5.4 years
	245,717	$19.82	4.4 years

Restricted Stock

Restricted stock awards granted to non-employee directors and eligible employees in 2016 vest ratably, on an annual basis, over three years. The grant date fair value of the restricted stock was equal to the closing market price of the Company’s common stock on the date of grant. During the restriction period, the restricted stockholders are entitled to the same rights as a common stockholder with respect to the shares, including the right to vote and receive dividends Any dividends on restricted stock will be deferred and paid only when the stock vests and will be forfeited if the stock does not vest. Restricted stock awards are also subject to certain claw-back provisions, as defined in the grant agreements.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

13. Stock-Based Compensation  – (continued)

Following is a summary of restricted stock activity for the three-year period ending December 31, 2016:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2014	211,716	$21.33
Granted	82,351	$24.46
Vested	(64,657)	$20.85
Forfeited	(9,073)	$21.34
Outstanding unvested at December 31, 2014	220,337	$22.64
Granted	83,236	$29.21
Vested	(102,297)	$22.42
Forfeited	(3,131)	$24.10
Outstanding unvested at December 31, 2015	198,145	$24.48
Granted	106,968	$24.63
Vested	(87,033)	$25.11
Forfeited	(3,144)	$26.09
Outstanding unvested at December 31, 2016	214,936	$25.21

Phantom Stock Units

Phantom stock unit awards granted to Canadian non-employee directors vest ratably, on an annual basis, over three years and are settled in stock. The phantom stock unit agreements contain tandem dividend provisions which allow grantees to accrue and receive dividends, if any are declared and paid, upon vesting. The grant date fair value of the phantom stock units was equal to the closing market price of the Company’s common stock on the date of grant.

Following is a summary of phantom stock activity for the two-year period ending December 31, 2016:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2015	—	$0.00
Granted	3,804	$29.57
Outstanding unvested at December 31, 2015	3,804	$29.57
Granted	5,944	$25.23
Vested	(1,268)	$29.57
Outstanding unvested at December 31, 2016	8,480	$26.53

Performance Awards

The Company has granted performance awards under which shares of the Company’s common stock may be earned based on the Company’s performance compared to certain metrics. The number of shares actually earned under a performance award may vary from zero to 200% of the target shares awarded, based upon the Company’s performance compared to the metrics. The metrics used are determined at grant by the Compensation Committee of the Board of Directors and may be either based on internal measures such as the Company’s financial performance compared to target or on a market-based metric such as the Company’s stock performance compared to a peer group. Performance awards cliff vest upon attainment of the stated performance targets and minimum service requirements and are paid in common shares of the Company’s stock.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

13. Stock-Based Compensation  – (continued)

The Company recognizes stock-based compensation expense related to market-based performance awards based on the grant date fair value, which is computed using a Monte Carlo simulation, net of forfeitures. The fair value is expensed over the service period, which is approximately 2.8 years. The Company recognizes stock-based compensation expense related to internal measure-based performance awards based on the grant date fair value, which was the closing price of the Company’s stock on the date of grant. The fair value is expensed over the service period of approximately 2.8 years, and the Company adjusts the stock-based compensation expense related to internal metric-based performance awards according to its determination of the potential achievement of the performance target at each reporting date, net of estimated forfeitures.

Following is a summary of performance share award activity for the three-year period ending December 31, 2016:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2014	87,194	$21.29
Granted at target	85,078	$27.69
Earned for performance above target	25,292	$17.48
Vested	(65,237)	$17.48
Forfeited	(5,524)	$24.84
Outstanding at December 31, 2014	126,803	$26.63
Granted at target	69,978	$38.70
Forfeited for performance below target	(3,810)	$24.68
Vested	(40,474)	$24.68
Forfeited	(8,889)	$30.87
Outstanding at December 31, 2015	143,608	$32.68
Granted at target	79,661	$28.25
Earned for performance above target	20,650	$31.01
Vested	(98,270)	$27.74
Forfeited	(1,626)	$32.96
Outstanding at December 31, 2016	144,023	$32.92

Stock-based Compensation Expense

The Company recognized stock-based compensation expense of approximately $4.7 million, $4.8 million and $4.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, in selling, general and administrative expenses. As of December 31, 2016, there was approximately $5.2 million of total unrecognized stock-based compensation expense related to awards granted under the LTIP, net of estimated forfeitures. This included $2.9 million of unrecognized compensation cost related to unvested restricted stock expected to be recognized over a remaining weighted average vesting period of approximately 1.5 years and $2.3 million of unrecognized compensation cost related to unvested performance awards, expected to be recognized over a remaining weighted average vesting period of approximately 1.6 years. Compensation cost related to unvested phantom stock has been fully expensed and has a remaining weighted average vesting period of approximately 2.1 years. Award agreements for restricted stock and phantom stock granted to non-employee directors after 2013 contained provisions which call for the vesting of all shares awarded upon change in control or resignation from the board for any reason except breach of fiduciary duty. As a result of these provisions, the fair value of restricted and phantom stock granted to the non-employee directors after 2013 was expensed on the date of the grant.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

14. Employee Benefit Plans

The Company has a profit sharing and thrift employee benefit plan in effect for all eligible employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the years ended December 31, 2016, 2015 and 2014 amounted to $4.6 million, $3.4 million, and $6.9 million, respectively. The Company also has an employee benefit plan in effect for certain non-union hourly employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the years ended December 31, 2016, 2015 and 2014 amounted to $0.6 million, $0.7 million and $0.6 million, respectively.

The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees, who are represented by over 100 local unions. The related collective-bargaining agreements between those organizations and the Company, which specify the rate at which the Company must contribute to the multi-employer defined pension plan, expire at different times between 2017 and 2019.

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

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

14. Employee Benefit Plans  – (continued)

The following table summarizes plan information relating to the Company’s participation in multi-employer defined benefit pension plans, including company contributions for the last three years, the status under the Pension Protection Act (“PPA”) of the plans and whether the plans are subject to a funding improvement or rehabilitation plan, or contribution surcharges. The most recent zone status is for the plan’s year-end indicated in the table. The zone status is based on information that the Company received from the plan, as well as from publicly available information on the U.S. Department of Labor website. The PPA zone status for the plan year ended on December 31, 2016 has not been listed because Forms 5500 were not yet available. Among other factors, plans in the red “critical” zone are generally less than 65 percent funded, plans in the yellow “endangered” zone are between 65 and 80 percent funded, and plans in the green zone are at least 80 percent funded. Also listed in the table below are the Company’s contributions to defined contribution plans. Information in the table has been presented separately for individually significant plans and in the aggregate for all other plans.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status				Contributions to Plan for the Year Ended December 31,			Funding Plan	Surcharge Imposed
		Status	Plan Year End	Status	Plan Year End	2016	2015	2014
						(in thousands)
Defined Benefit Plans:
National Electrical Benefit Fund	53-0181657 001	Green	12/31/2015	Green	12/31/2014	$9,040	$6,930	$6,330	No	No
Eighth District Electrical Management Pension Fund	84-6100393 001	Green	3/31/2016	Green	3/31/2015	7,519	5,598	5,197	No	No
IBEW Local 769 Management Pension Plan	86-6049763 001	Green	6/30/2015	Green	6/30/2014	1,709	2,120	1,833	No	No
IBEW Local 1249 Pension Plan	15-6035161 001	Yellow	12/31/2015	Yellow	12/31/2014	630	2,042	2,103	Yes	No
Defined Contribution Plans:
National Electrical Annuity Plan	52-6132372 001		n/a		n/a	22,840	24,226	20,694	n/a	n/a
Eighth District Electrical Pension Fund Annuity Plan	84-6100393 002		n/a		n/a	4,883	3,700	3,553	n/a	n/a
All other plans:						7,175	8,070	5,114
Total Contributions:						$53,796	$52,686	$44,824

Total contributions to these plans correspond to the number of union employees employed at any given time and the plans in which they participate and varies depending upon the location and number of ongoing projects at a given time and the need for union resources in connection with such projects. The PPA data presented in the table above represents data available to us for the two most recent plan years.

One of the Company’s subsidiaries was listed in the Eighth District Electrical Pension Fund’s Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan years ended March 31, 2016, 2015 and 2014 and the IBEW local 769 Management Pension Fund’s Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan years ended June 30, 2015 and 2014. Another of the company’s subsidiaries was listed in the IBEW Local 1249 Pension Plan’s Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan years ended December 31, 2015 and 2014.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

15. Segment Information

MYR Group is a specialty contractor serving the United States and Canadian electrical infrastructure markets. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which includes safety costs, professional fees, management fees, and intangible amortization. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

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

Commercial and Industrial:  The C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems. C&I segment services are generally performed in the western and northeastern United States and in western Canada.

The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Contract revenues:
T&D	$818,972	$794,898	$699,595
C&I	323,515	266,783	244,372
	$1,142,487	$1,061,681	$943,967
Income from operations:
T&D	$63,459	$63,155	$75,439
C&I	13,920	13,592	16,542
General Corporate	(38,625)	(31,906)	(33,577)
	$38,754	$44,841	$58,404

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

15. Segment Information  – (continued)

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

(in thousands)	2016	2015
T&D	$235,548	$204,309
C&I	125,696	92,939
Other	212,251	227,677
	$573,495	$524,925

An allocation of total depreciation, including depreciation of shared construction equipment, and amortization to each segment is as follows:

	For the Year Ended December 31,
(in thousands)	2016	2015	2014
Depreciation and amortization
T&D	$35,947	$35,456	$30,957
C&I	3,175	2,573	2,466
	$39,122	$38,029	$33,423

For the year ended December 31, 2016, the Company had Canadian contract revenues of $36.5 million, of which $26.9 million and $9.6 million is attributable to the T&D and C&I segments, respectively. For the year ended December 31, 2015, the Company had Canadian contract revenues of $1.5 million, of which $1.4 million and $0.1 million is attributable to the T&D and C&I segments, respectively. The Company had no Canadian contract revenues in the year ended December 31, 2014. As of December 31, 2016 and 2015, there were $52.2 million and $1.9 million, respectively, of identifiable assets attributable to Canadian operations.

16. Earnings Per Share

The Company computes earnings per share using the treasury stock method unless the two-class method is more dilutive. The Company computed earnings per share for the years ended December 31, 2016 and 2015 using the treasury stock method. Under the treasury stock method, basic earnings per share are computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period, and diluted earnings per share are computed by dividing net income available to shareholders by share is computed using the weighted average number of common shares outstanding during the period adjusted for plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

For the year ended December 31, 2014, the Company computed earnings per share using the two-class method because that method resulted in a more dilutive effect than the treasury stock method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under the two-class method, the Company’s unvested grants of restricted stock that contained non-forfeitable rights to dividends were treated as participating securities and were excluded from the computation of basic and diluted earnings per share. All shares of restricted stock granted since 2013 are not participating because the grant agreements contain provisions that dividends, if declared, will be forfeited if the grantee leaves the Company before the stock is vested.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

16. Earnings Per Share  – (continued)

Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Numerator:
Net income	$21,431	$27,302	$36,544
Less: Net income allocated to participating securities	—	—	(277)
Net income available to common shareholders	$21,431	$27,302	$36,267
Denominator:
Weighted average common shares outstanding	17,109	20,577	20,922
Weighted average dilutive securities	352	461	544
Weighted average common shares outstanding, diluted	17,461	21,038	21,466

Income per common share, basic	$1.25	$1.33	$1.73
Income per common share, diluted	$1.23	$1.30	$1.69

For the years ended December 31, 2016, 2015 and 2014, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities. The following table summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

(In thousands)	2016	2015	2014
Stock options	—	3	100
Performance awards	63	34	—

Share Repurchase Program

During 2016, the Company’s Board of Directors approved two amendments to the share repurchase program (“Repurchase Program”), which increased the Repurchase Program from $67.5 million to $162.5 million and extended the term of the program through August 15, 2017. During 2016, the Company repurchased 4,227,541 shares of its common stock at a weighted-average price of $23.79 per share; 4,189,858 of those shares were purchased under its Repurchase Program for approximately $99.8 million. Additionally, the Company repurchased 37,683 shares of stock, for approximately $0.9 million, from its employees to satisfy tax obligations on shares vested under the LTIP. All of the shares repurchased were retired and returned to authorized but unissued stock. The remaining availability to purchase shares under the Repurchase Program was $20.0 million as of December 31, 2016.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

17. Quarterly Financial Data (Unaudited)

The following table presents the unaudited consolidated operating results by quarter for the years ended December 31, 2016 and 2015:

	For the Three Months Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
2016:
Revenues	$253,634	$261,934	$283,259	$343,660
Gross profit	27,281	31,435	34,063	41,944
Net income	1,987	5,500	6,146	7,798
Basic earnings per share	$0.10	$0.32	$0.39	$0.49
Diluted earnings per share	$0.10	$0.31	$0.38	$0.48
2015:
Revenues	$244,148	$276,488	$269,861	$271,184
Gross profit	29,374	31,736	28,620	32,611
Net income	7,172	8,074	6,175	5,881
Basic earnings per share	$0.35	$0.39	$0.30	$0.29
Diluted earnings per share	$0.34	$0.38	$0.29	$0.29

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

Management, together with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance related to the matters stated in the above paragraph as of December 31, 2016.

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

For the year ended December 31, 2016, management’s assessment of our internal control over financial reporting excluded the internal control over financial reporting of Western Pacific Enterprises Ltd., which was acquired on October 28, 2016. We are permitted to exclude subsidiaries that we acquired during 2016 from management’s 2016 internal control assessment. Western Pacific Enterprises Ltd., represented a total of approximately 4.8% and 1.5% of total assets and net assets, respectively, as of December 31, 2016, and 0.8% and (2.4)% of contract revenues and income from operations, respectively, for the year then ended.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this Item 10 related to our directors is incorporated by reference to the information to be included under “Proposal No. 1. Election of Directors” of our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 27, 2017 (“2017 Proxy Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information to be included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference to the information to be included under the heading “Nominating and Corporate Governance Committee Matters — Criteria for Nomination to the Board of Directors and Diversity” in our 2017 Proxy Statement. Information about our Audit Committee, including its members, and our Audit Committee financial experts, is incorporated by reference to the information to be included under the headings “Audit Committee Matters” in our 2017 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled “Executive Officers” in Part I of this Annual Report on Form 10-K.

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

The information required by this Item 11 is incorporated by reference to the information to be included in our 2017 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Compensation Committee Matters — Compensation Committee Report for the Year Ended December 31, 2016.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the information to be included in our 2017 Proxy Statement under the headings “Ownership of Equity Securities,” and “Compensation Discussion and Analysis.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the information to be included in our 2017 Proxy Statement under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance-Director Independence.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the information to be included in our 2017 Proxy Statement under the heading “Audit Committee Matters — Independent Auditors’ Fees.”

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

iii)	Exhibit List

Number	Description
3.1	Restated Certificate of Incorporation, incorporated by reference to exhibit 3.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014
3.2	Amended and Restated By-Laws, incorporated by reference to exhibit 3.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on December 22, 2015
4.1	Specimen Common Stock Certificate, incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-1/A (File No. 333-148864), filed with the SEC on July 14, 2008
10.1	Credit Agreement, dated December 21, 2011, between the Registrant and J.P. Morgan Chase Bank, N.A., Bank of America, N.A., PNC Bank, National Association, BMO Harris Bank N.A and Wells Fargo Bank, National Association, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on December 23, 2011
10.2	Pledge and Security Agreement, dated December 21, 2011, between the Registrant, certain of its Subsidiaries and J.P. Morgan Chase Bank, N.A., in its capacity as administrative agent for the lenders party to the Credit Agreement, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on December 23, 2011
10.3	Guaranty, dated December 21, 2011, between certain Subsidiaries of the Registrant in favor of J.P. Morgan Chase Bank, N.A., as administrative agent for the benefit of the Holders of Secured Obligations under the Credit Agreement, incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on December 23, 2011
10.4	Amended and Restated 2006 Stock Option Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-08325), filed with the SEC on August 10, 2009+
10.5	Form of Option Award under 2006 Stock Option Plan, incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-08325), filed with the SEC on August 10, 2009+
10.6	MYR Group Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014), incorporated by reference to exhibit 10.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014+
10.7	Form of Named Executive Officer Nonqualified Stock Option Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.8	Form of Named Executive Officer Restricted Stock Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.2 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.9	Form of Named Executive Officer Performance Share Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.3 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.10	Form of Independent Director Restricted Stock Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.4 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.11	Form of Employment Agreement, dated March 11, 2010, between the Registrant and Executive Officer, incorporated by reference to exhibit 10.5 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.12	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to exhibit 10.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on May 11, 2011+

Number	Description
10.13	MYR Group Senior Management Incentive Plan, Amended and Restated as of May 1, 2014, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014+
10.14	Form of Named Executive Officer Restricted Stock Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.15 of the Company’s Form 10-K for the year ended December 31, 2013 (File No. 001-08325), filed with the SEC on March 5, 2014+
10.15	Form of Named Executive Officer Performance Share Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.16 of the Company’s Form 10-K for the year ended December 31, 2013 (File No. 001-08325), filed with the SEC on March 5, 2014+
10.16	Form of Independent Director Restricted Stock Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.17 of the Company’s Form 10-K for the year ended December 31, 2013 (File No. 001-08325), filed with the SEC on March 5, 2014+
10.17	Form of Independent Director Phantom Stock and Dividend Equivalents Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2015 (File No. 001-08325), filed with the SEC on August 5, 2015+
10.18	Employment agreement with Betty R. Johnson, incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2015 (File No. 001-08325), filed with the SEC on November 4, 2015+
10.19	Employment Agreement, dated April 29, 2015 between the Company and Tod Cooper, incorporated by reference to exhibit 10.21 of the Company’s Form 10-K for the year ended December 31, 2015 (File No. 001-08325), filed with the SEC on March 3, 2015+
10.20	Agreement, dated March 22, 2016, by and among MYR Group Inc., Engine Capital Management, LLC, Engine Capital, L.P., Engine Jet Capital, L.P., Engine Airflow Capital, L.P., Engine Investments, LLC, Engine Investments II, LLC, Arnaud Ajdler and John P. Schauerman, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on March 23, 2016
10.21	Amended and Restated Credit Agreement, dated June 30, 2016, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on July 7, 2016
10.22	Joinder, Amendment No. 1 and Reaffirmation of Pledge and Security Agreement, dated June 30, 2016, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on July 7, 2016
10.23	Joinder, Amendment No. 1 and Reaffirmation of Guaranty, dated June 30, 2016, incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on July 7, 2016
10.24	Amended and Restated Employment Agreement, dated January 1, 2017, between the Company and William A. Koertner†+
10.25	Amendment to the Employment Agreement, dated January 1, 2017, between the Company and Richard S. Swartz, Jr.†+
10.26	Amendment to the Employment Agreement, dated January 1, 2017, between the Company and Tod Cooper†+
10.27	Employment Agreement, dated January 1, 2017, between the Company and Jeffrey Waneka†+
10.28	Agreement, dated January 30, 2017, by and among MYR Group Inc., Engine Capital Management, LLC, Engine Capital, L.P., Engine Jet Capital, L.P., Engine Airflow Capital, L.P., Engine Investments, LLC, Engine Investments II, LLC and Bradley Favreau†
21.1	List of Subsidiaries†
23.1	Consent of Ernst & Young LLP†
24.1	Power of Attorney†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†

Number	Description
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Filed herewith.
+	Indicates management contract or compensatory plan or arrangement.
*	Electronically filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYR Group Inc. (Registrant)
March 9, 2017	/s/ BETTY R. JOHNSON Name: Betty R. Johnson Title: Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* Richard S. Swartz, Jr.	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2017
/s/ BETTY R. JOHNSON Betty R. Johnson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2017
* William A. Koertner	Executive Chairman of the Board of Directors	March 9, 2017
* Jack L. Alexander	Director	March 9, 2017
* Larry F. Altenbaumer	Director	March 9, 2017
* Bradley T. Favreau	Director	March 9, 2017
* Henry W. Fayne	Director	March 9, 2017
* Kenneth M. Hartwick	Director	March 9, 2017
* Gary R. Johnson	Director	March 9, 2017
* Donald C.I. Lucky	Director	March 9, 2017
* Maurice E. Moore	Director	March 9, 2017
* William D. Patterson	Director	March 9, 2017
*By: /s/ BETTY R. JOHNSON (Betty R. Johnson) (Attorney-in-fact)		March 9, 2017