Form 10-Q
period 2017-03-31
MYR GROUP INC.
filed 2017-05-03
CIK 700923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 25, 2017, there were 16,474,367 outstanding shares of the registrant’s $0.01 par value common stock.

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

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share and per share data)	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,939	$23,846
Accounts receivable, net of allowances of $442 and $432, respectively	222,549	234,642
Costs and estimated earnings in excess of billings on uncompleted contracts	72,903	69,950
Receivable for insurance claims in excess of deductibles	18,524	18,477
Refundable income taxes	2,518	2,474
Other current assets	7,275	8,202
Total current assets	330,708	357,591
Property and equipment, net of accumulated depreciation of $215,968 and $209,466, respectively	156,458	154,891
Goodwill	46,781	46,781
Intangible assets, net of accumulated amortization of $4,872 and $4,684, respectively	11,385	11,566
Other assets	3,376	2,666
Total assets	$548,708	$573,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,093	$1,085
Accounts payable	91,048	99,942
Billings in excess of costs and estimated earnings on uncompleted contracts	49,448	42,321
Accrued self insurance	44,419	42,584
Other current liabilities	36,722	42,382
Total current liabilities	222,730	228,314
Deferred income tax liabilities	18,423	18,565
Long-term debt	39,580	59,070
Capital lease obligations, net of current maturities	3,556	3,833
Other liabilities	525	539
Total liabilities	284,814	310,321
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 16,473,065 and 16,333,139 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	163	162
Additional paid-in capital	140,386	140,100
Accumulated other comprehensive loss	(482)	(433)
Retained earnings	123,827	123,345
Total stockholders’ equity	263,894	263,174
Total liabilities and stockholders’ equity	$548,708	$573,495

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended
	March 31,
(In thousands, except per share data)	2017	2016

Contract revenues	$300,129	$253,634
Contract costs	274,389	226,353
Gross profit	25,740	27,281
Selling, general and administrative expenses	25,779	23,859
Amortization of intangible assets	188	211
Gain on sale of property and equipment	(707)	(96)
Income from operations	480	3,307
Other income (expense)
Interest income	1	4
Interest expense	(514)	(183)
Other, net	874	108
Income before provision for income taxes	841	3,236
Income tax expense (benefit)	(359)	1,249
Net income	$1,200	$1,987
Income per common share:
—Basic	$0.07	$0.10
—Diluted	$0.07	$0.10
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,161	19,321
—Diluted	16,452	19,634

Net income	$1,200	$1,987
Other comprehensive loss:
Foreign currency translation adjustment	(49)	(81)
Other comprehensive loss	(49)	(81)
Total comprehensive income	$1,151	$1,906

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
(In thousands)	2017	2016

Cash flows from operating activities:
Net income	$1,200	$1,987
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation and amortization of property and equipment	9,558	9,705
Amortization of intangible assets	188	211
Stock-based compensation expense	867	730
Deferred income taxes	(143)	(75)
Gain on sale of property and equipment	(707)	(96)
Other non-cash items	(93)	(61)
Changes in operating assets and liabilities
Accounts receivable, net	12,417	14,420
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,847)	(20,071)
Receivable for insurance claims in excess of deductibles	(47)	2,733
Other assets	(289)	2,046
Accounts payable	(10,333)	8,004
Billings in excess of costs and estimated earnings on uncompleted contracts	7,134	4,026
Accrued self insurance	1,834	(3,378)
Other liabilities	(5,679)	(5,755)
Net cash flows provided by operating activities	13,060	14,426
Cash flows from investing activities:
Proceeds from sale of property and equipment	937	1,032
Purchases of property and equipment	(10,002)	(3,769)
Net cash flows used in investing activities	(9,065)	(2,737)
Cash flows from financing activities:
Net repayments under revolving lines of credit	(19,491)	—
Payment of principal obligations under capital leases	(268)	—
Proceeds from exercise of stock options	911	104
Excess tax benefit from stock-based awards	—	135
Repurchase of common shares	(2,208)	(25,686)
Net cash flows used in financing activities	(21,056)	(25,447)
Effect of exchange rate changes on cash	154	—
Net decrease in cash and cash equivalents	(16,907)	(13,758)
Cash and cash equivalents:
Beginning of period	23,846	39,797
End of period	$6,939	$26,039

Supplemental cash flow information:

Noncash investing activities:
Acquisition of property and equipment acquired under capital lease arrangements	$—	$745

Noncash financing activities:
Share repurchases not settled	$—	$2,691
Capital lease obligations initiated	$—	$745

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization, Business and Basis of Presentation

Organization and Business

MYR Group Inc. (the “Company”) is a holding company of specialty electrical construction service providers and is currently conducting operations through wholly-owned subsidiaries including: The L. E. Myers Co., a Delaware corporation; Harlan Electric Company, a Michigan corporation; Great Southwestern Construction, Inc., a Colorado corporation; Sturgeon Electric Company, Inc., a Michigan corporation; MYR Transmission Services, Inc., a Delaware corporation; E.S. Boulos Company, a Delaware corporation; High Country Line Construction, Inc., a Nevada corporation; Sturgeon Electric California, LLC, a Delaware limited liability company; GSW Integrated Services, LLC, a Delaware limited liability company; MYR Transmission Services Canada, Ltd., a British Columbia corporation; Northern Transmission Services, Ltd., a British Columbia corporation; and Western Pacific Enterprises Ltd., a British Columbia corporation.

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

Basis of Presentation

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income and cash flows with respect to the interim consolidated financial statements have been included. The consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date. The results of operations and comprehensive income are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2016, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 9, 2017.

Foreign Currency

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short term monetary assets and liabilities, are recorded in the “other income, net” line on the consolidated statements of operations. For the three months ended March 31, 2017, the Company recorded an insignificant amount of foreign currency gains compared to foreign currency gains of $0.2 million for the three months ended March 31, 2016. Foreign currency transaction gains and losses, arising primarily from long term monetary assets and liabilities are recorded in the foreign currency translation adjustment line on the consolidated statements of comprehensive income.

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

The percentage of completion method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. The estimates are reviewed and revised quarterly, as needed. During the three months ended March 31, 2017, changes in estimates pertaining to certain projects resulted in increased consolidated gross margin of 0.4%. The Company’s income from operations for the three months ended March 31, 2017 increased $1.1 million due to the changes in estimated gross profit. These changes in estimates resulted in increases of $0.6 million in net income or $0.04 in diluted earnings per common share during the three months ended March 31, 2017. During the three months ended March 31, 2016, changes in estimates pertaining to certain projects resulted in decreased consolidated gross margin of 0.6%. The Company’s income from operations for the three months ended March 31, 2016 decreased $1.5 million due to the changes in estimated gross profit. These changes in estimates resulted in decreases of $0.9 million in net income or $0.05 in diluted earnings per common share during the three months ended March 31, 2016.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). The amendments under this pronouncement make modifications to the accounting treatment for forfeitures, required withholding on stock compensation and the financial statement presentation of excess tax benefits or deficiencies and certain components of stock compensation. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this ASU, on a prospective basis, on January 1, 2017. For the three months ended March 31, 2017, $0.8 million in excess tax benefits were reflected as income tax benefit in the Consolidated Statement of Operations and Comprehensive Income. Prior to adoption of the ASU, this amount would have been recorded to additional paid-in capital. The Company typically experiences the largest volume of restricted stock vesting in the first quarter of its fiscal year. The extent of excess tax benefits/deficiencies is subject to variation in MYR Group stock price and the timing/extent of restricted stock, performance share and phantom stock vesting and stock option exercises. In addition, the Company has elected to discontinue estimating forfeitures and will account for forfeitures as they occur. The net cumulative effect of this change was recognized as a $0.2 million reduction to retained earnings as of January 1, 2017 with a corresponding increase in additional paid in capital.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill, through elimination of Step 2 from the goodwill impairment test. Instead an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The update is effective for any annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The guidance requires application on a prospective basis. The Company does not expect that this pronouncement will have a significant impact on its financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments under this pronouncement will change how an entity recognizes revenue from contracts it enters to transfer goods, services or nonfinancial assets to its customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with the customer; Step 2: Identify the performance obligations in the contract; Step 3: Determine the transaction price; Step 4: Allocate the transaction price to the performance obligations in the contract; Step 5: Recognize revenue when, or as, the entity satisfies the performance obligations. In addition, the amendments require expanded disclosure to enable the users of the financial statements to understand the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On August 16, 2015, the FASB deferred the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date, permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company plans to adopt the amendments under this pronouncement using the modified retrospective transition approach on January 1, 2018. Under the modified retrospective transition approach, the Company will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. As the amendments under this pronouncement will supersede substantially all existing revenue guidance affecting us under U.S. GAAP, it will impact revenue and cost recognition on certain contracts across both our T&D and C&I business segments, in addition to impacting our business processes and our information technology systems. As a result, the Company’s evaluation of the impact of this pronouncement and its expanded disclosure requirements, and all amendments relating to this pronouncement, on the Company’s policies and procedures pertaining to recognition of revenue from contracts with customers, and the impact on the Company’s financial statements is ongoing.

2. Acquisitions

Western Pacific Enterprises Ltd.

On October 28, 2016, the Company completed the acquisition of substantially all of the assets of Western Pacific Enterprises GP and of Western Pacific Enterprises Ltd., except for certain real estate owned by Western Pacific Enterprises Ltd., with the company continuing operations under the name Western Pacific Enterprises Ltd. (“WPE”), an electrical contracting firm in western Canada. With its main headquarters in Coquitlam, British Columbia, WPE provides a wide range of commercial and industrial electrical construction capabilities under the Company’s C&I segment. WPE also provides substation construction capabilities under the Company’s T&D segment. The total consideration paid was approximately $12.1 million, which was funded through borrowings from our line of credit. Total consideration paid included $2.2 million subject to potential net asset adjustments once finalized by the end of 2017 as stipulated in the purchase agreement. These net asset adjustments were approximately $0.8 million as of the October 28, 2016 closing date and as of March 31, 2017. The Company accounted for the net asset adjustments as a reduction to consideration paid and will be funded through our escrow, established at the time of purchase.

The purchase agreement also includes contingent consideration provisions for margin guarantee adjustments based upon performance subsequent to the acquisition on certain contracts. Contingent consideration of approximately $0.9 million related to the margin guarantee adjustments on certain contracts was recorded in other income for the three months ended March 31, 2017. Future margin guarantee adjustments, if any, are expected to be completed by the end of 2017. There could also be contingent compensation payments based on the successful achievement of certain performance targets and continued employment of certain key executives of WPE. These payments are recognized as compensation expense in the consolidated statement of operations as incurred. The Company has recognized approximately $0.2 million of compensation expense associated with these contingent payments since the acquisition.

The results of operations for WPE are included in the Company’s consolidated statement of operations and the C&I segment from the date of acquisition. Costs of approximately $0.4 million related to the acquisition were included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2016.

The following table summarizes the allocation of the opening balance sheet from the date of acquisition through March 31, 2017:

(in thousands)	(as of acquisition date) October 28, 2016	Measurement Period Adjustments	Adjusted acquisition amounts as of March 31, 2017

Total consideration, net of net asset adjustments	$11,283	$—	$11,283

Accounts receivable, net	$20,249	$—	$20,249
Costs and estimated earnings in excess of billings on uncompleted contracts	1,610	—	1,610
Other current assets	8	—	8
Property and equipment	4,108	—	4,108
Accounts payable	(10,125)	—	(10,125)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,020)	—	(3,020)
Other current liabilities	(2,294)	—	(2,294)
Net identifiable assets	10,536	—	10,536
Unallocated intangible assets	$747	$—	$747

The Company has developed preliminary estimates of fair value of the assets acquired and liabilities assumed for the purposes of allocating the purchase price. Further adjustments are expected to the allocation as third party valuations of identifiable intangible assets, including backlog, customer relationships, trade name and off-market component, are determined, and as net asset adjustments are finalized. A portion of the unallocated intangible assets are expected to be tax deductible per applicable Canadian Revenue Authority regulations. The Company expects to complete the purchase accounting in the second half of 2017.

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

As of March 31, 2017 and December 31, 2016, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of March 31, 2017 and December 31, 2016, the fair value of the Company’s long-term debt and capital lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at March 31, 2017 and December 31, 2016, for new issues with similar remaining maturities and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company's capital lease obligations also approximated fair value.

4. Contracts in Process

The net asset position for contracts in process consisted of the following:

	March 31,	December 31,
(In thousands)	2017	2016

Costs and estimated earnings on uncompleted contracts	$1,643,901	$2,194,695
Less: Billings to date	1,620,446	2,167,066
	$23,455	$27,629

The net asset position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	March 31,	December 31,
(In thousands)	2017	2016

Costs and estimated earnings in excess of billings on uncompleted contracts	$72,903	$69,950
Billings in excess of costs and estimated earnings on uncompleted contracts	(49,448)	(42,321)
	$23,455	$27,629

5. Lease Obligations

From time to time, the Company enters into leasing arrangements for real estate, vehicles and construction equipment. Some of the leases entered into under these agreements were recorded as capital leases while others were treated as operating leases. As of March 31, 2017, the Company had no outstanding commitments to enter into future leases under its master lease agreements.

Capital Leases

The Company leases some vehicles and equipment under capital leases. The economic substance of the leases is a financing transaction for acquisition of the vehicles and equipment and, accordingly, these leases are included in the balance sheets in property and equipment, net of accumulated depreciation, with a corresponding amount recorded in current portion of capital lease obligations or capital lease obligations, net of current maturities, as appropriate. The capital lease assets are amortized over the life of the lease or, if shorter, the life of the leased asset, on a straight-line basis and included in depreciation expense in the statements of operations. The interest associated with capital leases is included in interest expense in the statements of operations.

As of March 31, 2017, the Company had approximately $4.6 million of capital lease obligations outstanding, $1.1 million of which was classified as a current liability. As of December 31, 2016, the Company had approximately $4.9 million of capital lease obligations outstanding, $1.1 million of which was classified as a current liability.

As of March 31, 2017 and December 31, 2016, $4.7 million and $5.0 million, respectively, of leased assets were capitalized in construction equipment, net of accumulated depreciation.

Operating Leases

The Company leases real estate, construction equipment and office equipment under operating leases with remaining terms ranging from one to five years.

The future minimum lease payments required under capital leases and operating leases, together with their present value of capital leases, as of March 31, 2017 were as follows:

	Capital	Operating
(In thousands)	Lease Obligations	Lease Obligations

Remainder of 2017	$915	$2,188
2018	1,220	2,646
2019	1,220	2,245
2020	1,219	1,659
2021	380	1,101
Thereafter	—	1,542
Total minimum lease payments	$4,954	$11,381
Interest	(305)
Net present value of minimum lease payments	4,649
Less: Current portion of capital lease obligations	1,093
Long-term capital lease obligations	$3,556

6. Debt

On June 30, 2016, the Company entered into a five-year amended and restated credit agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A. The Credit Agreement provides for a facility of $250 million (the “Facility”) that may be used for revolving loans and letters of credit. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $50 million. The Company has an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $100 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. Additionally, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement have been, and will be, used for refinancing existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes.

Amounts borrowed under the Credit Agreement in U.S. dollars bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 1.00%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 2.00%. Amounts borrowed under the Credit Agreement in any currency other than U.S. dollars bear interest at a rate equal to the Adjusted LIBO Rate plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on the Company’s consolidated Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.125% to 2.125% for standby or commercial letters of credit or 0.625% to 1.125% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.375% based on the Company’s consolidated Leverage Ratio on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.25. The weighted average interest rate on borrowings outstanding through March 31, 2017, was 2.09% per annum.

Under the Credit Agreement, the Company is subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, the Company may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase, if given effect, shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters. The Company was in compliance with all of its covenants under the Credit Agreement as of March 31, 2017.

The amount outstanding under the Facility as of March 31, 2017 and December 31, 2016, was $39.6 million and $59.1 million, respectively.

As of March 31, 2017 and December 31, 2016, the Company had irrevocable standby letters of credit outstanding under the Facility of approximately $23.7 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $6.1 million related to contract performance obligations.

The Company has remaining deferred debt issuance costs totaling $0.9 million as of March 31, 2017, related to entry into the Credit Agreement. As permitted under ASU No. 2015-15, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the Facility.

7. Income Taxes

The difference between the U.S. federal statutory tax rate of 35% and the Company’s effective tax rates for the three months ended March 31, 2017 was primarily due to inclusion of excess tax benefits related tohe adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), and state income taxes. For the three months ended March 31, 2017, $0.8 million in excess tax benefits related to stock compensation have been reflected as income tax benefit in the Consolidated Statement of Operations and Comprehensive Income; prior to adoption of ASU No. 2016-09, this amount would have been recorded to additional paid-in capital. Due predominately to the inclusion of the excess tax benefit the Company had a net tax benefit for the three months ended March 31, 2017. The tax benefit in three months ended March 31, 2017 represented 42.7% of pretax income, compared to the effective rate for the three months ended March 31, 2016 of 38.6%.The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended March 31, 2016 was primarily due to state income taxes.

The Company had unrecognized tax benefits of approximately $0.3 million as of March 31, 2017 and December 31, 2016, which were included in other liabilities in the accompanying consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense because of the unrecognized tax benefits was not significant for the three months ended March 31, 2017 and 2016.

The Company is subject to taxation in various jurisdictions. The Company’s tax return for 2015 is subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2012 through 2015.

8. Commitments and Contingencies

Purchase Commitments

As of March 31, 2017, the Company had approximately $3.7 million in outstanding purchase orders for certain construction equipment, with cash outlay scheduled to occur over the next five months.

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

Performance and Payment Bonds

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of March 31, 2017, an aggregate of approximately $526.8 million in original face amount of bonds issued by the Company’s sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $56.7 million as of March 31, 2017.

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

Collective Bargaining Agreements

Many of the Company’s subsidiaries’ craft labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from any of the multi-employer pension plans or if the plans were to otherwise become underfunded, the subsidiary could incur liabilities for additional contributions related to these plans. Although the Company has been informed that the underfunding of some of the multi-employer pension plans to which its subsidiaries contribute have been classified as “critical” status, the Company is not currently aware of any potential liabilities related to this issue.

Litigation and Other Legal Matters

The Company is from time-to-time party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.

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

9. Stock-Based Compensation

The Company grants stock-based compensation under its 2007 Long-Term Incentive Plan, as amended (the “LTIP”). The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) performance awards, (f) phantom stock, (g) stock bonuses, (h) dividend equivalents, and (i) any combination of such awards.

During the three months ended March 31, 2017, the Company granted 43,972 shares of restricted stock, which vest ratably over three years, at a weighted average grant date fair value of $39.52. Additionally, 76,831 shares of restricted stock vested during the three months ended March 31, 2017, at a weighted average grant date fair value of $24.80.

During the three months ended March 31, 2017, the Company granted 47,454 performance share awards, at target, which cliff vest on December 31, 2019, at a weighted average grant date fair value of $47.12. The number of shares actually earned under a performance award may vary from zero to 200% of the target shares awarded, based upon the Company’s performance compared to certain metrics. The metrics used were determined at grant by the Compensation Committee of the Board of Directors and were either based on internal measures such as the Company’s financial performance compared to target or on a market-based metric such as the Company’s stock performance compared to a peer group. Performance awards cliff vest upon attainment of the stated performance targets and minimum service requirements and are paid in common shares of the Company’s stock.

The Company recognizes stock-based compensation expense related to restricted stock awards based on the grant date fair value, which was the closing price of the Company’s stock on the date of grant. The fair value is expensed over the service period of 3.0 years. The Company recognizes stock-based compensation expense related to market-based performance awards based on the grant date fair value, which is computed using a Monte Carlo simulation. The fair value is expensed over the service period, which is approximately 2.8 years. The Company recognizes stock-based compensation expense related to internal measure-based performance awards based on the grant date fair value, which was the closing price of the Company’s stock on the date of grant. The fair value is expensed over the service period of approximately 2.8 years, and the Company adjusts the stock-based compensation expense related to internal metric-based performance awards according to its determination of the potential achievement of the performance target at each reporting date.

During the three months ended March 31, 2017, plan participants exercised 55,995 stock options with a weighted average exercise price of $16.27.

The Company adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) on January 1, 2017. The adoption is required to be implemented prospectively and resulted in income tax benefits of $0.8 million for the three months ended March 31, 2017. Additionally, the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The net cumulative effect of this change was recognized as a $0.2 million reduction to retained earnings as of January 1, 2017 with a corresponding increase in additional paid in capital. See Note 1 to the Financial Statements for further information regarding ASU No. 2016-09, Compensation—Stock Compensation (Topic 718).

10. Segment Information

MYR Group is a specialty contractor serving the United States and Canadian electrical infrastructure markets. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which includes safety costs, professional fees, management fees, and intangible amortization. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended
	March 31,
(In thousands)	2017	2016

Contract revenues:
T&D	$195,734	$182,974
C&I	104,395	70,660
	$300,129	$253,634
Income from operations:
T&D	$5,142	$10,669
C&I	4,414	2,156
General Corporate	(9,076)	(9,518)
	$480	$3,307

For the three months ended March 31, 2017 and 2016, contract revenues attributable to the Company’s Canadian operations were $19.2 million and $1.2 million, respectively. For the three months ended March 31, 2017 the Company’s Canadian revenues were predominantly in the C&I segment, due to the acquisition of WPE and predominantly in the T&D segment for the three months ended March 31, 2016.

11. Earnings Per Share

The Company computes earnings per share using the treasury stock method unless the two-class method is more dilutive. The Company computed earnings per share for the three months ended March 31, 2017 and 2016 using the treasury stock method. Under the treasury stock method, basic earnings per share are computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period, and diluted earnings per share are computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
(In thousands, except per share data)	2017	2016

Numerator:
Net income	$1,200	$1,987

Denominator:
Weighted average common shares outstanding	16,161	19,321
Weighted average dilutive securities	291	313
Weighted average common shares outstanding, diluted	16,452	19,634

Income per common share, basic	$0.07	$0.10
Income per common share, diluted	$0.07	$0.10

For the three months ended March 31, 2017 and 2016, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities.

The following table summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended
	March 31,
(In thousands)	2017	2016

Stock options	—	151
Restricted stock	44	70
Performance awards	127	143

The Company adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) on January 1, 2017. The adoption is required to be implemented prospectively and requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an increase in diluted weighted average shares outstanding of 0.1 million for the three months ended March 31, 2017. See Note 1 to the Financial Statements for further information regarding ASU No. 2016-09, Compensation—Stock Compensation (Topic 718).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and with our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein under the captions “Cautionary Statement Concerning Forward-Looking Statements and Information” and “Risk Factors,” as well as in the 2016 Annual Report. We assume no obligation to update any of these forward-looking statements.

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

We had consolidated revenues for the three months ended March 31, 2017 of $300.1 million, of which 65.2% was attributable to our T&D customers and 34.8% was attributable to our C&I customers. Our consolidated revenues for the three months ended March 31, 2016 were $253.6 million. For the three months ended March 31, 2017, our net income and EBITDA (1) were $1.2 million and $11.0 million, respectively, compared to $2.0 million and $13.3 million, respectively, for the three months ended March 31, 2016.

We believe we will continue to see significant bidding activity on large transmission projects this year as well as in 2018. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and right-of-way permits needed to commence construction. Significant construction on any large, multi-year projects awarded this year, will not likely occur until 2018. Bidding and construction activity for small to medium-size transmission projects and upgrades remains strong, and we expect this trend to continue, primarily due to electric infrastructure reliability and economic drivers. Competition and the unpredictability of awards in the transmission market may impact our ability to maintain adequate utilization of equipment and manpower resources, which is important to maintaining contract margins. In addition, project execution, adverse weather and project delays, among other factors, have impacted our margins in the past and could affect our margins in the future. We believe that spending by clients on their distribution systems is generally improving; however, this spending can be highly variable from quarter to quarter in response to weather, client budget constraints and regulatory pressures. Contract margins and fleet billing rates are generally lower in our distribution business than what we realize in our transmission business.

We expect to see continued improvement in bidding opportunities in our C&I segment throughout the year. We expect the long-term growth in our C&I segment to generally track the economic growth of the regions we serve and benefit to the extent economic conditions continue to improve in the markets we serve. We also expect to see an improvement in bidding opportunities as we penetrate the new C&I markets we recently entered through our strategic acquisitions and organic expansions.

We strive to maintain our status as a preferred provider to our T&D and C&I customers. We continue to implement a three-pronged strategy of organic growth, strategic acquisitions that further expand our capabilities and prudent capital returns as further described below.

Organic Growth We continue to evaluate opportunities to expand our operations into new markets in the United States and Canada. We expanded our C&I services into California in 2016 and Utah in 2017, while continuing to support previous growth areas.

Strategic Acquisitions On October 28, 2016, we acquired substantially all of the assets of Western Pacific Enterprises, which expanded our C&I operations and enhanced our T&D presence in western and central Canada. We continue to look for acquisition opportunities that are compatible with our culture while enhancing shareholder value.

(1)	EBITDA is a non-GAAP measure. Refer to “Non-GAAP Measure—EBITDA” for a discussion of this measure.

Prudent Capital Returns Under our share repurchase program, we have repurchased a total of 6,024,978 shares of our common stock for an average share price of $23.64 per share. As of March 31, 2017, we had $20.0 million of remaining availability to purchase shares under the program, which continues in effect until August 15, 2017.

We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. We ended the first quarter of 2017 with $186.7 million available under our Facility. We believe that our financial position and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our three-pronged strategy.

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

Our backlog was $660.9 million at March 31, 2017 compared to $688.8 million at December 31, 2016 and $434.8 million at March 31, 2016. Our backlog at March 31, 2017 decreased $27.9 million or 4.1% from December 31, 2016. Backlog in the T&D segment decreased $29.7 million and C&I backlog increased $1.8 million compared to December 31, 2016.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at March 31, 2017
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2016

T&D	$356,929	$8,394	$386,701
C&I	303,940	35,553	302,131
Total	$660,869	$43,947	$688,832

Project Bonding Requirements

A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our sureties for claims against our surety bonds. As of March 31, 2017, we had approximately $526.8 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $56.7 million as of March 31, 2017.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended
	March 31,
	2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues	$300,129	100.0%	$253,634	100.0%
Contract costs	274,389	91.4	226,353	89.2
Gross profit	25,740	8.6	27,281	10.8
Selling, general and administrative expenses	25,779	8.6	23,859	9.4
Amortization of intangible assets	188	0.1	211	0.1
Gain on sale of property and equipment	(707)	(0.3)	(96)	—
Income from operations	480	0.2	3,307	1.3
Other income (expense)
Interest income	1	—	4	—
Interest expense	(514)	(0.2)	(183)	(0.1)
Other, net	874	0.3	108	—
Income before provision for income taxes	841	0.3	3,236	1.2
Income tax expense (benefit)	(359)	(0.1)	1,249	0.4
Net Income	$1,200	0.4%	$1,987	0.8%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues. Revenues increased $46.5 million, or 18.3%, to $300.1 million for the three months ended March 31, 2017 from $253.6 million for the three months ended March 31, 2016. The increase was primarily due to higher C&I revenues, in new markets (including WPE) and established markets, and higher distribution revenues.

Gross margin. Gross margin decreased to 8.6% for the three months ended March 31, 2017 from 10.8% for the three months ended March 31, 2016. The decrease in gross margin was largely due to declines in efficiency due to inclement weather in many of our markets and a higher mix of smaller, shorter duration T&D work. The shift in the mix of work also caused a decline in our fleet utilization and increased mobilization and demobilization costs. These impacts were partially offset by settlements related to previously unrecognized revenue on a project claim and pending change orders. Changes in estimates of gross profit on certain projects resulted in a gross margin increase of 0.4% for the three months ended March 31, 2017 and a decrease of 0.6% for the three months ended March 31, 2016.

Gross profit. Gross profit decreased $1.6 million, or 5.6%, to $25.7 million for the three months ended March 31, 2017 from $27.3 million for the three months ended March 31, 2016, due to lower overall gross margin, partially offset by higher revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”), of $25.8 million for the three months ended March 31, 2017, increased $1.9 million from $23.9 million for the three months ended March 31, 2016. The year-over-year increase was primarily due to $2.3 million of costs associated with our expansion into new geographic markets and higher payroll costs to support operations, partially offset by lower bonus and profit sharing costs. Additionally, $1.0 million of costs associated with activist investor activities were incurred in the three months ended March 31, 2016. As a percentage of revenues, SG&A decreased to 8.6% for the three months ended March 31, 2017 from 9.4% for the three months ended March 31, 2016.

Gain on sale of property and equipment. Gains from the sale of property and equipment in the three months ended March 31, 2017 were $0.7 million compared to $0.1 million in the three months ended March 31, 2016. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $0.5 million for the three months ended March 31, 2017 compared to $0.2 million in the three months ended March 31, 2016. This increase was primarily attributable to borrowings outstanding on our line of credit and the length of time borrowings were outstanding during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Other Income. Other income was $0.9 million for the three months ended March 31, 2017 compared to $0.1 million in the three months ended March 31, 2016. The increase was primarily attributable to contingent consideration related to margin guarantees of $0.9 million recognized on certain contracts associated with the acquisition of WPE.

Income tax expense. The income tax benefit was $0.4 million for the three months ended March 31, 2017 compared to a provision of $1.2 million for the three months ended March 31, 2016. The tax benefit in the three months ended March 31, 2017 represented 42.7% of pretax income, compared to an effective tax rate of 38.6% for the three months ended March 31, 2016. The tax benefit in the three months ended March 31, 2017 was caused by excess tax benefits of approximately $0.8 million pertaining to the vesting of stock awards and the exercise of stock options. With the adoption of ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), the tax benefit from stock compensation is no longer recorded to additional paid-in capital; rather, it is included in the current tax provision as a discrete item.

Net income. Net income decreased to $1.2 million for the three months ended March 31, 2017 from $2.0 million for the three months ended March 31, 2016. The decrease was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended March 31,
	2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$195,734	65.2%	$182,974	72.1%
Commercial & Industrial	104,395	34.8	70,660	27.9
Total	$300,129	100.0	$253,634	100.0
Operating income (loss):
Transmission & Distribution	$5,142	2.6	$10,669	5.8
Commercial & Industrial	4,414	4.2	2,156	3.1
Total	9,556	3.2	12,825	5.1
Corporate	(9,076)	(3.0)	(9,518)	(3.8)
Consolidated	$480	0.2%	$3,307	1.3%

Transmission & Distribution

Revenues for our T&D segment for the three months ended March 31, 2017 were $195.7 million compared to $183.0 million for the three months ended March 31, 2016, an increase of $12.7 million, or 7.0%. The increase in revenue was primarily due to an increase in distribution projects.

Revenues from transmission projects represented 72.2% and 77.2% of T&D segment revenue for the three months ended March 31, 2017 and 2016, respectively. Additionally, for the three months ended March 31, 2017, measured by revenue in our T&D segment, we provided 35.1% of our T&D services under fixed-price contracts, as compared to 55.1% for the three months ended March 31, 2016.

Operating income for our T&D segment for the three months ended March 31, 2017 was $5.1 million, a decrease of $5.5 million from the three months ended March 31, 2016. The decline in T&D operating income was primarily due to declines in efficiency due to inclement weather in many of our markets and a higher mix of smaller, shorter duration work. The shift in the mix of work also caused a decline in our fleet utilization and increased mobilization and demobilization costs. These impacts were partially offset by resolution of pending project change orders that were previously not recognized in revenue. As a percentage of revenues, operating income for our T&D segment was 2.6% for the three months ended March 31, 2017 compared to 5.8% for the three months ended March 31, 2016.

Commercial & Industrial

Revenues for our C&I segment for the three months ended March 31, 2017 were $104.4 million compared to $70.7 million for the three months ended March 31, 2016, an increase of $33.7 million, or 47.7%, primarily due to organic and acquisitive expansion into new markets and a general improvement of the C&I construction market.

Measured by revenue in our C&I segment, we provided 66.8% of our services under fixed-price contracts for the three months ended March 31, 2017, compared to 71.3% in the three months ended March 31, 2016.

Operating income for our C&I segment for the three months ended March 31, 2017 was $4.4 million, an increase of $2.3 million over the three months ended March 31, 2016. The year-over-year increase in operating income was primarily attributable to higher revenue and the settlement of a project claim that was previously not recognized in revenue. These were partially offset by costs associated with organic and acquisitive growth, including the impact of contingent consideration related to margin guarantees of $0.9 million that are classified as other income. As a percentage of revenues, operating income for our C&I segment was 4.2% for the three months ended March 31, 2017 compared to 3.1% for the three months ended March 31, 2016.

Non-GAAP Measure—EBITDA

We define EBITDA, a performance measure used by management, as net income plus: interest income and expense, provision for income taxes and depreciation and amortization, as shown in the following table. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from the presentation of, EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our financial statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, book lives placed on assets, capital structure and the method by which assets were acquired.

Using EBITDA as a performance measure has material limitations as compared to net income, or other financial measures as defined under U.S. GAAP, as it excludes certain recurring items that may be meaningful to investors. EBITDA excludes interest expense or interest income; however, as we have borrowed money to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are a necessary element of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense, interest income, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net income in each period, to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after tax basis. Using both EBITDA and net income to evaluate the business allows management and investors to (a) assess our relative performance against our competitors and (b) monitor our capacity to generate returns for our stockholders.

The following table provides a reconciliation of net income to EBITDA:

	Three months ended
	March 31,
(In thousands)	2017	2016

Net Income	$1,200	$1,987
Add:
Interest expense, net	513	179
Income tax expense (benefit)	(359)	1,249
Depreciation & amortization	9,746	9,916
EBITDA	$11,100	$13,331

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

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended
	March 31,
(In thousands)	2017	2016

Provided By Operating Activities:
Net cash flows provided by operating activities	$13,060	$14,426
Add/(subtract):
Changes in operating assets and liabilities	(2,190)	(2,025)
Adjustments to reconcile net income to net cash flows provided by operating activities	(9,670)	(10,414)
Depreciation & amortization	9,746	9,916
Provision for income taxes	(359)	1,249
Interest expense, net	513	179
EBITDA	$11,100	$13,331

Liquidity and Capital Resources

As of March 31, 2017 and 2016, we had working capital of $108.0 million and $106.3 million, respectively. We define working capital as current assets less current liabilities. During the three months ended March 31, 2017, operating activities of our business provided net cash of $13.1 million, compared to $14.4 million of cash provided for the three months ended March 31, 2016. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. Net cash provided by operating activities is driven by our net income adjusted for changes in operating assets and liabilities and non-cash items including, but not limited to, depreciation and amortization, stock-based compensation, deferred income taxes, and the gain on sale of property and equipment. The year-over-year decline in net cash provided by operating activities was primarily due a decrease of $0.8 million in net income and $0.7 million decrease in non-cash items, partially offset by a $0.2 million favorable change in operating assets and liabilities. The decrease in non-cash items was primarily due to a $0.6 million increase in gains from the sale of property and equipment.

In the three months ended March 31, 2017, we used net cash in investing activities of $9.1 million, consisting of $10.0 million for capital expenditures, partially offset by $0.9 million of proceeds from the sale of equipment.

In the three months ended March 31, 2017, we used net cash of $21.1 million in financing activities, consisting primarily of $19.5 million of repayments under our revolving lines of credit and $2.2 million of share repurchases, all of which represented shares surrendered to satisfy tax obligations under our stock compensation program.

We anticipate that our $186.7 million borrowing availability under our credit facility and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, and share repurchases. Although we believe that we have adequate cash and borrowing capacity to meet our liquidity needs, any large projects or acquisitions may require additional capital.

We have not historically paid dividends and currently do not expect to pay dividends.

Debt Instruments

On June 30, 2016, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A. The Credit Agreement provides for a facility of $250 million (the “Facility”) that may be used for revolving loans and letters of credit. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $50 million. We have an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $100 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of our assets and the assets of our domestic subsidiaries and by a pledge of substantially all of the capital stock of our domestic subsidiaries and 65% of the capital stock of our direct foreign subsidiaries. Additionally, subject to certain exceptions, our domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement were, and will be, used for refinancing existing debt, working capital, capital expenditures, stock repurchases, acquisitions and other general corporate purposes.

Amounts borrowed under the Credit Agreement in U.S. dollars bear interest, at our option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 1.00%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 2.00%. Amounts borrowed under the Credit Agreement in any currency other than U.S. dollars bear interest at a rate equal to the Adjusted LIBO Rate plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on our consolidated Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.125% to 2.125% for standby or commercial letters of credit or 0.625% to 1.125% for performance letters of credit, based on the our consolidated Leverage Ratio. We are subject to a commitment fee of 0.20% to 0.375% based on our consolidated Leverage Ratio on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when our consolidated Leverage Ratio exceeds 2.25.

Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense. The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, we may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase, if given effect, shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters. We were in compliance with all of the covenants under the Credit Agreement as of March 31, 2017.

As of March 31, 2017, we had $39.6 million of debt outstanding under the Facility and irrevocable standby letters of credit outstanding of approximately $23.7 million. As of December 31, 2016, we had $59.1 million of debt outstanding under the Facility and irrevocable standby letters of credit outstanding of approximately $23.7 million.

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

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2017, none of our customers individually exceeded 10.0% of consolidated accounts receivable. As of March 31, 2016, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 17.8% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

New Accounting Pronouncements

For a discussion regarding new accounting pronouncements, please refer to Note 1, “Organization, Business and Basis of Presentation—Recently Issued Accounting Pronouncements” in the accompanying Notes to Consolidated Financial Statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our 2016 Annual Report.

Cautionary Statement Concerning Forward-Looking Statements and Information

We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.

Statements in this Quarterly Report on Form 10-Q contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which represent our beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “likely,” “unlikely,” “possible,” “potential,” “should” or other words that convey the uncertainty of future events or outcomes. The forward looking statements in this quarterly report on Form 10-Q speak only as of the date of this quarterly report on Form 10-Q. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward looking statements on our current expectations and assumptions about future events. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict, and many of which are beyond our control. These and other important factors, including those discussed under the caption “Forward-Looking Statements” and in Item 1A “Risk Factors” in our 2016 Annual Report, and in any risk factors or cautionary statements contained in our other filings with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

These risks, contingencies and uncertainties include, but are not limited to, the following:

•	Our operating results may vary significantly from period to period.

•	Our industry is highly competitive. Increased competition can place downward pressure on contract prices and profit margins and may limit the number of projects that we are awarded.

•	We may be unsuccessful in generating internal growth, which could impact the projects available to the Company.

•	We may incur liabilities and suffer negative financial or reputational impacts relating to occupational health and safety matters.

•	Negative economic and market conditions, as well as regulatory and environmental requirements, may adversely impact our customers’ future spending and, as a result, our operations and growth.

•	Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of penalties, including liquidated damages.

•	Our business is labor intensive and we may be unable to attract and retain qualified employees.

•	The timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results.

•	Backlog may not be realized or may not result in profits and may not accurately represent future revenue.

•	Our business growth could outpace the capability of our internal resources and limit our ability to support growth.

•	Our dependence on suppliers, subcontractors and equipment manufacturers could expose us to the risk of loss in our operations.

•	Our participation in joint ventures and other projects with third parties may expose us to liability for failures of our partners.

•	Legislative or regulatory actions relating to electricity transmission and renewable energy may impact demand for our services.

•	Our use of percentage-of-completion accounting could result in a reduction or reversal of previously recognized profits.

•	Our actual costs may be greater than expected in performing our fixed-price and unit-price contracts.

•	Our financial results are based upon estimates and assumptions that may differ from actual results.

•	The loss of a key customer could have an adverse affect on us.

•	Our failure to comply with environmental and other laws and regulations could result in significant liabilities.

•	Unavailability or cancellation of third party insurance coverage would increase our overall risk exposure and could disrupt our operations.

•	We extend trade credit to customers for purchases of our services, and may have difficulty collecting receivables from them.

•	We may not be able to compete for, or work on, certain projects if we are not able to obtain the necessary bonds, letters of credit, bank guarantees or other financial assurances.

•	Inability to hire or retain key personnel could disrupt our business.

•	Our business may be affected by seasonal and other variations, including severe weather conditions.

•	We may fail to execute or integrate acquisitions or joint ventures successfully.

•	Work stoppages or other labor issues with our unionized workforce could adversely affect our business.

•	Multi-employer pension plan obligations related to our unionized workforce could adversely impact our earnings.

•	We may not have access in the future to sufficient funding to finance desired growth and operations.

•	Our operations are subject to a number of operational risks which may result in unexpected costs or liabilities.

•	Opportunities associated with government contracts could lead to increased governmental regulation applicable to us.

•	Risks associated with operating in the Canadian market could restrict our ability to expand and harm our business and prospects.

•	Our failure to comply with the laws applicable to our Canadian activities, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws could have an adverse effect on us.

•	The nature of our business exposes us to warranty claims, which may reduce our profitability.

•	Certain provisions in our organizational documents and Delaware law could delay or prevent a change in control of our company.

•	We, or our business partners, may be subject to failures, interruptions or breaches of information technology systems, which could affect our competitive position or damage our reputation.

•	Our stock has experienced significant price and volume fluctuations and future sales of our common stock could lead to dilution of our issued and outstanding common stock.

•	Our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur. Internal controls over financial reporting and disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objective will be met.

•	We are subject to risks associated with climate change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2017, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the three months ended March 31, 2017 and 2016, including trading or speculation on changes in interest rates or commodity prices of materials used in our business.

As of March 31, 2017, we had $39.6 million of debt outstanding under the Facility. Borrowings under the Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If the prime rate, federal funds rate or LIBOR increased, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. If market rates of interest on all our revolving debt as of March 31, 2017, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.4 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of March 31, 2017, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by the same amount.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

As permitted by interpretive guidance issued by the Securities and Exchange Commission staff, companies are allowed to exclude acquired businesses from their assessment of internal control over financial reporting during the first year after completion of an acquisition while integrating the acquired company. Accordingly, as WPE was acquired by the Company on October 28, 2016, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 excluded WPE. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report excludes any evaluation of the internal controls of WPE. WPE represented a total of approximately 5.6% and 1.6% of total assets and net assets, respectively, as of March 31, 2017, and 5.0% and (144.4%) of contract revenues and income from operations, respectively, for the three months then ended.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the risk factors previously discussed in Item 1A of our 2016 Annual Report. An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described in our 2016 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. These risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of our common stock and any investment in our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

10.1	Amendment to the Employment Agreement, dated April 11, 2017, between the Company and Richard S. Swartz.†+
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Filed herewith
+	Indicates management contract or compensatory plan or arrangement.
*	Electronically filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC.
(Registrant)

May 3, 2017	/s/ BETTY R. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer

