Form 10-Q
period 2017-06-30
MYR GROUP INC.
filed 2017-08-02
CIK 700923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 27, 2017, there were 16,491,656 outstanding shares of the registrant’s $0.01 par value common stock.

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

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and per share data)	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,026	$23,846
Accounts receivable, net of allowances of $474 and $432, respectively	222,210	234,642
Costs and estimated earnings in excess of billings on uncompleted contracts	93,050	69,950
Current portion of receivable for insurance claims in excess of deductibles	3,930	3,785
Refundable income taxes, net	660	2,474
Other current assets	8,286	8,202
Total current assets	338,162	342,899
Property and equipment, net of accumulated depreciation of $220,760 and $209,466, respectively	155,553	154,891
Goodwill	46,781	46,781
Intangible assets, net of accumulated amortization of $5,082 and $4,684, respectively	11,190	11,566
Receivable for insurance claims in excess of deductibles	14,646	14,692
Other assets	3,525	2,666
Total assets	$569,857	$573,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,101	$1,085
Accounts payable	115,324	99,942
Billings in excess of costs and estimated earnings on uncompleted contracts	41,967	42,321
Current portion of accrued self insurance	12,442	10,492
Other current liabilities	31,956	42,382
Total current liabilities	202,790	196,222
Deferred income tax liabilities	18,358	18,565
Long-term debt	44,878	59,070
Accrued self insurance	32,898	32,092
Capital lease obligations, net of current maturities	3,300	3,833
Other liabilities	505	539
Total liabilities	302,729	310,321
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 16,491,656 and 16,333,139 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	163	162
Additional paid-in capital	142,331	140,100
Accumulated other comprehensive loss	(423)	(433)
Retained earnings	125,057	123,345
Total stockholders’ equity	267,128	263,174
Total liabilities and stockholders’ equity	$569,857	$573,495

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2017	2016	2017	2016

Contract revenues	$356,185	$261,934	$656,314	$515,568
Contract costs	328,668	230,499	603,057	456,852
Gross profit	27,517	31,435	53,257	58,716
Selling, general and administrative expenses	25,024	22,517	50,803	46,376
Amortization of intangible assets	210	292	398	503
Gain on sale of property and equipment	(1,319)	(516)	(2,026)	(612)
Income from operations	3,602	9,142	4,082	12,449
Other income (expense)
Interest income	3	1	4	5
Interest expense	(594)	(242)	(1,108)	(425)
Other, net	751	(52)	1,625	56
Income before provision for income taxes	3,762	8,849	4,603	12,085
Income tax expense	2,532	3,349	2,173	4,598
Net income	$1,230	$5,500	$2,430	$7,487
Income per common share:
—Basic	$0.08	$0.32	$0.15	$0.41
—Diluted	$0.07	$0.31	$0.15	$0.40
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,312	17,354	16,237	18,336
—Diluted	16,503	17,679	16,476	18,638

Net income	$1,230	$5,500	$2,430	$7,487
Other comprehensive income (loss):
Foreign currency translation adjustment	59	32	10	(84)
Other comprehensive income (loss)	59	32	10	(84)
Total comprehensive income	$1,289	$5,532	$2,440	$7,403

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
(In thousands)	2017	2016

Cash flows from operating activities:
Net income	$2,430	$7,487
Adjustments to reconcile net income to net cash flows provided by operating activities —
Depreciation and amortization of property and equipment	19,055	19,187
Amortization of intangible assets	398	503
Stock-based compensation expense	2,560	2,439
Deferred income taxes	(209)	(27)
Gain on sale of property and equipment	(2,026)	(612)
Other non-cash items	(289)	75
Changes in operating assets and liabilities
Accounts receivable, net	13,346	25,313
Costs and estimated earnings in excess of billings on uncompleted contracts	(22,707)	(15,619)
Receivable for insurance claims in excess of deductibles	(99)	(1,709)
Other assets	(626)	(560)
Accounts payable	15,357	5,160
Billings in excess of costs and estimated earnings on uncompleted contracts	(445)	3,462
Accrued self insurance	2,745	814
Other liabilities	(10,310)	549
Net cash flows provided by operating activities	19,180	46,462
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,466	1,843
Purchases of property and equipment	(20,598)	(12,237)
Net cash flows used in investing activities	(18,132)	(10,394)
Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	(14,193)	20,000
Payment of principal obligations under capital leases	(516)	(144)
Proceeds from exercise of stock options	1,134	1,116
Debt issuance costs	—	(874)
Excess tax benefit from stock-based awards	—	237
Repurchase of common shares	(2,208)	(92,958)
Other financing activities	28	63
Net cash flows used in financing activities	(15,755)	(72,560)
Effect of exchange rate changes on cash	887	58
Net decrease in cash and cash equivalents	(13,820)	(36,434)
Cash and cash equivalents:
Beginning of period	23,846	39,797
End of period	$10,026	$3,363

Supplemental cash flow information:

Noncash investing activities:
Acquisition of property and equipment acquired under capital lease arrangements	$—	$4,697

Noncash financing activities:
Share repurchases not settled	$—	$3,037
Capital lease obligations initiated	$—	$4,697

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization, Business and Basis of Presentation

Organization and Business

MYR Group Inc. (the “Company”) is a holding company with subsidiaries that are specialty electrical construction service providers. Its wholly-owned subsidiaries include: The L. E. Myers Co., a Delaware corporation; Harlan Electric Company, a Michigan corporation; Great Southwestern Construction, Inc., a Colorado corporation; Sturgeon Electric Company, Inc., a Michigan corporation; MYR Transmission Services, Inc., a Delaware corporation; E.S. Boulos Company, a Delaware corporation; High Country Line Construction, Inc., a Nevada corporation; Sturgeon Electric California, LLC, a Delaware limited liability company; GSW Integrated Services, LLC, a Delaware limited liability company; MYR Transmission Services Canada, Ltd., a British Columbia corporation; Northern Transmission Services, Ltd., a British Columbia corporation; and Western Pacific Enterprises Ltd., a British Columbia corporation.

The Company reports its results under two business segments: Transmission and Distribution (“T&D”), and Commercial and Industrial (“C&I”). T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. T&D provides a broad range of services, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair. C&I provides services to general contractors, commercial and industrial facility owners, local governments and developers in the western and northeastern United States and western Canada.

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

The Company adjusted its presentation of accrued self insurance liabilities and the related receivables for insurance claims in excess of deductibles to classify claim amounts estimated to be settled more than one year from the balance sheet date as non-current liabilities and non-current receivables. As a result of this adjustment, $32.9 million and $32.1 million were adjusted from current portion of accrued self insurance into non-current accrued self insurance as of June 30, 2017 and December 31, 2016, respectively. In addition, $14.6 million and $14.7 million were adjusted from current portion of receivable for insurance claims in excess of deductibles into non-current receivable for insurance claims in excess of deductibles as of June 30, 2017 and December 31, 2016, respectively. The effect of such classification on the December 31, 2016 balance sheet was immaterial and had no effect on the previously reported statements of operations or cash flows.

Foreign Currency

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short term monetary assets and liabilities, are recorded in the “other income, net” line on the consolidated statements of operations. For the six months ended June 30, 2017, the Company recorded $0.1 million of foreign currency loss compared to a foreign currency gain of $0.2 million for the six months ended June 30, 2016. Foreign currency transaction gains and losses, arising primarily from long term monetary assets and liabilities, are recorded in the foreign currency translation adjustment line on the consolidated statements of comprehensive income.

Accounts Receivable

The Company does not charge interest to its customers and carries its customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contract and acceptance by the customer, or earlier as provided by the contract. Based on the Company’s experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. The Company expects a majority of the retainage recorded at June 30, 2017 to be collected within one year.

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

In the first six months ended June 30, 2017, the Company had recognized revenues of $5.2 million related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The percentage of completion method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. The estimates are reviewed and revised quarterly, as needed. During the three and six months ended June 30, 2017, changes in estimates pertaining to certain projects resulted in decreased consolidated gross margin of 2.1% and 1.0%, respectively. The Company’s income from operations for the three and six months ended June 30, 2017 decreased $7.4 million and $6.8 million, respectively, due to the changes in estimated gross profit. These changes in estimates resulted in decrease of $4.4 million and $4.1 million, respectively, in net income or $0.27 and $0.25, respectively, in diluted earnings per common share during the three and six months ended June 30, 2017.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). The amendments under this pronouncement made modifications to the accounting treatment for forfeitures, required withholding on stock compensation and the financial statement presentation of excess tax benefits or deficiencies and certain components of stock compensation. The standard was effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. On January 1, 2017, the Company adopted this ASU on a prospective basis except for forfeitures, which it adopted on a modified retrospective basis. The adoption of this ASU had the following impacts:

•	Excess tax benefits of $0.2 million and $1.0 million, for the three and six months ended June 30, 2017, respectively, were reflected as income tax benefits in the Consolidated Statements of Operations and Comprehensive Income. Prior to adoption of this ASU, this amount would have been recorded in additional paid-in capital.

•	The adoption of this ASU eliminated the additional paid-in capital pool (“APIC Pool”) resulting in the excess tax benefits and deficiencies to be excluded from assumed future proceeds in the calculation of diluted shares, which caused an immaterial increase in diluted weighted average shares outstanding for the three and six months ended June 30, 2017. The Company typically experiences the largest volume of restricted stock vesting in the first quarter of its fiscal year. The extent of excess tax benefits/deficiencies is subject to variation in the Company’s stock price and the timing/extent of restricted stock, performance share and phantom stock vesting and stock option exercises.

•	The Company elected to discontinue estimating forfeitures and will account for forfeitures as they occur. The net cumulative effect of this change was recognized as a $0.2 million reduction to retained earnings as of January 1, 2017 with a corresponding increase in additional paid in capital.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with durations in excess of one year or more are treated. Under this guidance, lessees will be required to recognize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, which contain provisions similar to capitalized leases, are amortized like capital leases under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The Company continues to evaluate the impact this pronouncement will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on the Company’s financial statements. The Company expects most of its existing operating lease commitments, which extend beyond twelve months at the time of adoption, will be recognized as lease liabilities and right-of-use assets upon adoption.

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

The Company plans to adopt the amendments under this ASU using the modified retrospective transition approach on January 1, 2018. Under the modified retrospective transition approach, the Company will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. As the amendments under this ASU will supersede substantially all existing revenue guidance affecting the Company under U.S. GAAP, it will impact revenue and cost recognition on certain contracts across both the T&D and C&I business segments, in addition to impacting the Company’s business processes and information technology systems. As a result, the Company’s evaluation of the impact of this ASU and related amendments on the Company’s policies and procedures pertaining to recognition of revenue from contracts with customers, and the impact on the Company’s financial statements is ongoing.

Presented below is the status of the process the Company is utilizing for the adoption of this ASU and the significant implementation matters yet to be addressed:

•	Established a cross-functional implementation team to assess the potential impacts of this standard.

•	Continue to monitor activity related to the new standard and are working with various non-authoritative groups regarding industry clarifications and interpretations, which may impact the Company’s considerations and conclusions.

•	Determined key factors from the five step process to recognize revenue as prescribed by the new standard that may be applicable to each of the business units that roll up into T&D and C&I business segments.

•	Identified significant customers and contracts and expect to have substantially completed the review of these contracts by the filing date of our third quarter 2017 Form 10-Q with any remaining contracts to be reviewed by the end of 2017.

•	Evaluation of the provisions and performance obligations of these contracts, and the comparison of historical accounting policies and practices to the requirements of the new standard (including the potential impact of related qualitative disclosures the Company expects to apply and a comparison to current revenue recognition policies), is in process. The Company expects to complete this process by the end of 2017.

•	Some of the significant items that the Company is still analyzing relate to the effects of uninstalled materials, cancelation of convenience clauses in certain master service agreements as well as variances between our backlog and unsatisfied performance obligations. The Company expects to complete the analysis of these items by the end of 2017.

•	Implementation of any required changes to systems and processes, including updating internal controls, is expected to be completed by the end of 2017.

Based on the Company’s progress in reviewing various types of revenue arrangements, the Company expects to recognize revenue and earnings over time utilizing the cost-to-cost measure of progress for its fixed price contracts and certain master service and other service agreements, consistent with current practice. For these contracts, the cost-to-cost measure of progress best depicts the transfer of control of goods or services to the customer under the new standard.

2. Acquisitions

Western Pacific Enterprises Ltd.

On October 28, 2016, the Company completed the acquisition of substantially all of the assets of Western Pacific Enterprises GP and of Western Pacific Enterprises Ltd., except for certain real estate owned by Western Pacific Enterprises Ltd., with the company continuing operations under the name Western Pacific Enterprises Ltd. (“WPE”), an electrical contracting firm in western Canada. With its main headquarters in Coquitlam, British Columbia, WPE provides a wide range of commercial and industrial electrical construction capabilities under the Company’s C&I segment. WPE also provides substation construction capabilities under the Company’s T&D segment. The total consideration paid was approximately $12.1 million, which was funded through borrowings from our line of credit. Total consideration paid included $2.2 million subject to potential net asset adjustments once finalized by the end of 2017 as stipulated in the purchase agreement. These net asset adjustments were approximately $0.8 million as of the October 28, 2016 closing date and as of June 30, 2017. The Company accounted for the net asset adjustments as a reduction to consideration paid which will be funded through our escrow, established at the time of purchase.

The purchase agreement also includes contingent consideration provisions for margin guarantee adjustments based upon performance subsequent to the acquisition on certain contracts. Contingent consideration of approximately $0.9 million and $1.7 million related to the margin guarantee adjustments on certain contracts was recorded in other income for the three and six months ended June 30, 2017, respectively. Future margin guarantee adjustments, if any, are expected to be completed by the end of 2017. The Company could also be required to make compensation payments contingent on the successful achievement of certain performance targets and continued employment of certain key executives of WPE. These payments are recognized as compensation expense in the consolidated statement of operations as incurred. The Company has recognized approximately $0.2 million of compensation expense associated with these contingent payments since the WPE acquisition.

The results of operations for WPE are included in the Company’s consolidated statement of operations and the C&I segment from the date of acquisition. Costs of approximately $0.4 million related to the acquisition were included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2016.

The following table summarizes the allocation of the opening balance sheet from the date of acquisition through June 30, 2017:

(in thousands)	(as of acquisition date) October 28, 2016	Measurement Period Adjustments	Adjusted acquisition amounts as of June 30, 2017

Total consideration, net of net asset adjustments	$11,283	$—	$11,283

Accounts receivable, net	$20,249	$—	$20,249
Costs and estimated earnings in excess of billings on uncompleted contracts	1,610	—	1,610
Other current assets	8	—	8
Property and equipment	4,108	—	4,108
Accounts payable	(10,125)	—	(10,125)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,020)	—	(3,020)
Other current liabilities	(2,294)	—	(2,294)
Net identifiable assets	10,536	—	10,536
Unallocated intangible assets	$747	$—	$747

The Company has developed preliminary estimates of fair value of the assets acquired and liabilities assumed for the purposes of allocating the purchase price. Further adjustments are expected to the allocation as third party valuations of identifiable intangible assets, including backlog, customer relationships, trade name and off-market component, are determined, and as net asset adjustments are finalized. A portion of the unallocated intangible assets is expected to be tax deductible per applicable Canadian Revenue Authority regulations. The Company expects to complete the purchase accounting in the second half of 2017.

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

As of June 30, 2017 and December 31, 2016, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of June 30, 2017 and December 31, 2016, the fair value of the Company’s long-term debt and capital lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at June 30, 2017 and December 31, 2016, for new issues with similar remaining maturities and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company's capital lease obligations also approximated fair value.

4. Contracts in Process

The net asset position for contracts in process consisted of the following:

	June 30,	December 31,
(In thousands)	2017	2016

Costs and estimated earnings on uncompleted contracts	$1,794,549	$2,194,695
Less: Billings to date	1,743,466	2,167,066
	$51,083	$27,629

The net asset position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	June 30,	December 31,
(In thousands)	2017	2016

Costs and estimated earnings in excess of billings on uncompleted contracts	$93,050	$69,950
Billings in excess of costs and estimated earnings on uncompleted contracts	(41,967)	(42,321)
	$51,083	$27,629

5. Lease Obligations

From time to time, the Company enters into leasing arrangements for real estate, vehicles and construction equipment. Some of the leases entered into under these agreements were recorded as capital leases while others were treated as operating leases. As of June 30, 2017, the Company had no outstanding commitments to enter into future leases under its master lease agreements.

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

As of June 30, 2017, the Company had approximately $4.4 million of capital lease obligations outstanding, $1.1 million of which was classified as a current liability. As of December 31, 2016, the Company had approximately $4.9 million of capital lease obligations outstanding, $1.1 million of which was classified as a current liability.

As of June 30, 2017 and December 31, 2016, $4.4 million and $5.0 million, respectively, of leased assets were capitalized in construction equipment, net of accumulated depreciation.

Operating Leases

The Company, from time to time, leases real estate, construction equipment and office equipment under operating leases with remaining terms ranging from one to five years.

Future Minimum Lease Payments

The future minimum lease payments required under capital leases and operating leases, together with their present value of capital leases, as of June 30, 2017 were as follows:

	Capital	Operating
(In thousands)	Lease Obligations	Lease Obligations

Remainder of 2017	$610	$1,631
2018	1,220	2,796
2019	1,220	2,326
2020	1,219	1,693
2021	403	1,125
Thereafter	—	1,554
Total minimum lease payments	$4,672	$11,125
Interest	(271)
Net present value of minimum lease payments	4,401
Less: Current portion of capital lease obligations	1,101
Long-term capital lease obligations	$3,300

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

Amounts borrowed under the Credit Agreement in U.S. dollars bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 1.00%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 2.00%. Amounts borrowed under the Credit Agreement in any currency other than U.S. dollars bear interest at a rate equal to the Adjusted LIBO Rate plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on the Company’s consolidated Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.125% to 2.125% for standby or commercial letters of credit or 0.625% to 1.125% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.375% based on the Company’s consolidated Leverage Ratio on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.25. The weighted average interest rate on borrowings outstanding through June 30, 2017, was 2.14% per annum.

Under the Credit Agreement, the Company is subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, the Company may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase, if given effect, shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters. The Company was in compliance with all of its covenants under the Credit Agreement as of June 30, 2017.

The amount outstanding under the Facility as of June 30, 2017 and December 31, 2016, was $44.9 million and $59.1 million, respectively.

As of June 30, 2017 and December 31, 2016, the Company had irrevocable standby letters of credit outstanding under the Facility of approximately $23.7 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $6.1 million related to contract performance obligations.

The Company has remaining deferred debt issuance costs totaling $0.9 million as of June 30, 2017, related to entry into the Credit Agreement. As permitted under ASU No. 2015-15, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the Facility.

7. Income Taxes

The U.S. federal statutory tax rate is 35%. The Company’s effective tax rates for the three and six months ended June 30, 2017 were 67.3% and 47.2%, respectively, of pretax income, compared to the effective tax rate for the three and six months ended June 30, 2016 of 37.8% and 38.0%, respectively.

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended June 30, 2017 was primarily caused by the inability to utilize losses experienced in certain Canadian operations. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the six months ended June 30, 2017 was caused by the inability to utilize losses experienced in certain Canadian operations, partially offset by excess tax benefits of approximately $1.0 million pertaining to the vesting of stock awards and the exercise of stock options.

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and six months ended June 30, 2016 was principally due to state income taxes.

The Company had unrecognized tax benefits of approximately $0.3 million as of June 30, 2017 and December 31, 2016, which were included in other liabilities in the accompanying consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense because of the unrecognized tax benefits was not significant for the six months ended June 30, 2017 and 2016.

The Company is subject to taxation in various jurisdictions. The Company’s tax return for 2015 is subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2012 through 2015.

8. Commitments and Contingencies

Purchase Commitments

As of June 30, 2017, the Company had approximately $2.2 million in outstanding purchase orders for certain construction equipment, with cash outlay scheduled to occur over the next five months.

Insurance and Claims Accruals

The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. The deductible per occurrence for each line of coverage is up to $1.0 million. The Company’s health benefit plans are subject to a deductible up to $0.2 million for qualified individuals. Losses up to the deductible amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the deductible is included in current assets in the consolidated balance sheets.

Performance and Payment Bonds and Parent Guarantees

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of June 30, 2017, an aggregate of approximately $515.4 million in original face amount of bonds issued by the Company’s sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $29.6 million as of June 30, 2017.

From time to time the Company guarantees the obligations of wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease agreements, and, in some states, obligations in connection with obtaining contractors’ licenses. Additionally, from time to time the Company is required to post letters of credit to guarantee the obligations of wholly owned subsidiaries, which reduces the borrowing availability under our Facility.

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

9. Stock-Based Compensation

The Company maintains two equity compensation plans under which stock-based compensation has been granted; the 2017 Long-Term Incentive Plan, (the “LTIP”) and the 2007 Long-Term Incentive Plan (the “2007 Plan”). Upon the adoption of the LTIP during the second quarter of 2017, awards were no longer granted under the 2007 Plan. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) restricted stock units (f) performance share awards, (g) phantom stock, (h) stock bonuses, (i) dividend equivalents, and (j) any combination of such awards.

During the six months ended June 30, 2017, the Company granted 43,972 shares of restricted stock under the 2007 Plan, which vest ratably over three years, at a weighted average grant date fair value of $39.52. Additionally, 94,530 shares of restricted stock vested during the six months ended June 30, 2017, at a weighted average grant date fair value of $25.04.

During the six months ended June 30, 2017, the Company granted 22,380 restricted stock units under the LTIP, which vest ratably over three years, at a weighted average grant date fair value of $33.50. Additionally, 1,982 shares of phantom stock vested during the six months ended June 30, 2017, at a weighted average grant date fair value of $25.23.

During the six months ended June 30, 2017, the Company granted 47,454 performance share awards under the 2007 Plan, at target, which cliff vest on December 31, 2019, at a weighted average grant date fair value of $47.12. The number of shares actually earned under a performance award may vary from zero to 200% of the target shares awarded, based upon the Company’s performance compared to certain metrics. The metrics used were determined at grant by the Compensation Committee of the Board of Directors and were either based on internal measures such as the Company’s financial performance compared to target or on a market-based metric such as the Company’s stock performance compared to a peer group. Performance awards cliff vest upon attainment of the stated performance targets and minimum service requirements and are paid in common shares of the Company’s stock.

During the six months ended June 30, 2017, plan participants exercised 72,297 stock options with a weighted average exercise price of $15.69.

The Company recognizes stock-based compensation expense related to restricted stock awards, phantom stock awards and restricted stock units based on the grant date fair value, which was the closing price of the Company’s stock on the date of grant. The fair value is expensed over the service period of 3.0 years. The Company recognizes stock-based compensation expense related to market-based performance awards based on the grant date fair value, which is computed using a Monte Carlo simulation. The fair value is expensed over the service period, which is approximately 2.8 years. The Company recognizes stock-based compensation expense related to internal measure-based performance awards based on the grant date fair value, which was the closing price of the Company’s stock on the date of grant. The fair value is expensed over the service period of approximately 2.8 years, and the Company adjusts the stock-based compensation expense related to internal metric-based performance awards according to its determination of the potential achievement of the performance target at each reporting date. The fair value of restricted stock units granted to directors in 2017 and restricted stock awards and phantom stock granted to directors in 2016 was expensed on the date of the grant because the award agreements contain provisions which call for the vesting of all shares awarded upon change in control or resignation from the board for any reason except breach of fiduciary duty.

The Company adopted ASU No. 2016-09, Compensation—Stock Compensation (Topic 718) on January 1, 2017. See Note 1 to the Financial Statements for further information regarding ASU No. 2016-09, Compensation—Stock Compensation (Topic 718).

10. Segment Information

MYR Group is a holding company with subsidiaries that are specialty electrical contractors that serve the United States and Canadian electrical infrastructure markets. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, safety costs, professional fees and management fees. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016

Contract revenues:
T&D	$239,794	$178,629	$435,528	$361,603
C&I	116,391	83,305	220,786	153,965
	$356,185	$261,934	$656,314	$515,568
Income from operations:
T&D	$8,074	$15,585	$13,216	$26,254
C&I	4,751	2,434	9,165	4,590
General Corporate	(9,223)	(8,877)	(18,299)	(18,395)
	$3,602	$9,142	$4,082	$12,449

For the three and six months ended June 30, 2017, contract revenues attributable to the Company’s Canadian operations were $17.2 million and $36.4 million, respectively, predominantly in the C&I segment. For the three and six months ended June 30, 2016, contract revenues attributable to the Company’s Canadian operations were $5.3 million and $6.5 million, respectively, predominantly in the T&D segment.

11. Earnings Per Share

The Company computes earnings per share using the treasury stock method. Under the treasury stock method, basic earnings per share are computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period, and diluted earnings per share are computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2017	2016	2017	2016

Numerator:
Net income	$1,230	$5,500	$2,430	$7,487

Denominator:
Weighted average common shares outstanding	16,312	17,354	16,237	18,336
Weighted average dilutive securities	191	325	239	302
Weighted average common shares outstanding, diluted	16,503	17,679	16,476	18,638

Income per common share, basic	$0.08	$0.32	$0.15	$0.41
Income per common share, diluted	$0.07	$0.31	$0.15	$0.40

For the three and six months ended June 30, 2017 and 2016, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities.

The following table summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016

Stock options	—	87	—	150
Restricted stock	44	34	44	12
Performance awards	50	81	127	93

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and Outlook

We are a holding company with subsidiaries that are leading specialty contractors serving the electrical infrastructure market. We manage and report our operations through two industry segments: Transmission and Distribution (“T&D”) and Commercial and Industrial (“C&I”). We have operated in the T&D industry since 1891. We are one of the largest contractors servicing the T&D sector of the electric utility industry in the United States and are expanding our T&D services into Canada. Our T&D customers include many of the leading companies in the industry. Our C&I electrical contracting services have operated since 1912. We provide C&I services to general contractors, commercial and industrial facility owners, local governments and developers in the western and northern United States and western Canada.

We had consolidated revenues for the six months ended June 30, 2017 of $656.3 million, of which 66.4% was attributable to our T&D customers and 33.6% was attributable to our C&I customers. Our consolidated revenues for the six months ended June 30, 2016 were $515.6 million. For the six months ended June 30, 2017, our net income and EBITDA (1) were $2.4 million and $25.2 million, respectively, compared to $7.5 million and $32.2 million, respectively, for the six months ended June 30, 2016.

We benefited from increases in transmission projects spending throughout the last several years despite economic and political uncertainty and we believe there is an ongoing need for utilities to sustain investment in their transmission systems to maintain reliability and capacity. Consequently, we believe we will continue to see significant bidding activity on large transmission projects through the remainder of this year as well as in 2018. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and right-of-way permits needed to commence construction. Significant construction on any large, multi-year projects awarded this year, will not likely occur until 2018. Bidding and construction activity for small to medium-size transmission projects and upgrades remains strong, and we expect this trend to continue, primarily due to electric infrastructure reliability and economic drivers. Competition and the unpredictability of awards in the transmission market may impact our ability to maintain adequate utilization of equipment and manpower resources, which is important to maintaining contract margins. In addition, project execution, adverse weather and project delays, among other factors, have impacted our margins in the past and could affect our margins in the future. We believe that spending by clients on their distribution systems is generally improving; however, this spending can be highly variable from quarter to quarter in response to weather, client budget constraints and regulatory pressures. Contract margins and fleet billing rates are generally lower in our distribution business than what we realize in our transmission business.

We expect to see increased bidding opportunities in our C&I segment throughout the remainder of this year. We expect the long-term growth in our C&I segment to generally track the economic growth of the regions we serve and benefit to the extent economic conditions continue to improve in the markets we serve. We also expect to see increased bidding opportunities as we penetrate the new C&I markets we recently entered through our strategic acquisitions and organic expansions.

We strive to maintain our status as a preferred provider to our T&D and C&I customers. We continue to implement a three-pronged strategy of organic growth, strategic acquisitions that further expand our capabilities and prudent capital returns as further described below.

Organic Growth We continue to evaluate opportunities to expand our operations into new markets in the United States and Canada. We expanded our C&I services in California during 2016 and 2017 and in Utah during 2017, while continuing to support previous growth areas.

Strategic Acquisitions On October 28, 2016, we acquired substantially all of the assets of Western Pacific Enterprises, which expanded our C&I operations and enhanced our T&D presence in western Canada. We continue to look for acquisition opportunities that are compatible with our culture while enhancing shareholder value.

(1)	EBITDA is a non-GAAP measure. Refer to “Non-GAAP Measure—EBITDA” for a discussion of this measure.

Prudent Capital Returns Under our current share repurchase program, we have repurchased a total of 6,024,978 shares of our common stock for an average share price of $23.64 per share. As of June 30, 2017, we had $20.0 million of remaining availability to purchase shares under the program, which continues in effect until August 15, 2017. On July 27, 2017, our Board of Directors approved a new $20.0 million repurchase program that will begin when our current repurchase program expires. The new repurchase program will continue in effect through August 15, 2018, or until the authorized funds are exhausted.

We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. We ended the second quarter of 2017 with $181.4 million available under our credit facility. We believe that our financial position and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our three-pronged strategy.

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

Our backlog was $632.5 million at June 30, 2017 compared to $660.9 million at March 31, 2017 and $475.0 million at June 30, 2016. Our backlog at June 30, 2017 decreased $28.4 million or 4.3% from March 31, 2017. Backlog in the T&D segment decreased $61.9 million and C&I backlog increased $33.5 million compared to March 31, 2017.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at June 30, 2017
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2016

T&D	$295,008	$5,682	$386,701
C&I	337,466	64,373	302,131
Total	$632,474	$70,055	$688,832

Project Bonding Requirements and Parent Guarantees

A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our sureties for claims against our surety bonds. As of June 30, 2017, we had approximately $515.4 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $29.6 million as of June 30, 2017.

From time to time we guarantee the obligations of our wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease agreements, and, in some states, obligations in connection with obtaining contractors’ licenses. Additionally, from time to time we are required to post letters of credit to guarantee the obligations of our wholly owned subsidiaries, which reduces the borrowing availability under our credit facility.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended				Six months ended
	June 30,				June 30,
	2017		2016		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Contract revenues	$356,185	100.0%	$261,934	100.0%	$656,314	100.0%	$515,568	100.0%
Contract costs	328,668	92.3	230,499	88.0	603,057	91.9	456,852	88.6
Gross profit	27,517	7.7	31,435	12.0	53,257	8.1	58,716	11.4
Selling, general and administrative expenses	25,024	7.0	22,517	8.6	50,803	7.7	46,376	9.0
Amortization of intangible assets	210	0.1	292	0.1	398	0.1	503	0.1
Gain on sale of property and equipment	(1,319)	(0.4)	(516)	(0.2)	(2,026)	(0.3)	(612)	(0.1)
Income from operations	3,602	1.0	9,142	3.5	4,082	0.6	12,449	2.4
Other income (expense)
Interest income	3	—	1	—	4	—	5	—
Interest expense	(594)	(0.2)	(242)	(0.1)	(1,108)	(0.1)	(425)	(0.1)
Other, net	751	0.2	(52)	—	1,625	0.2	56	—
Income before provision for income taxes	3,762	1.0	8,849	3.4	4,603	0.7	12,085	2.3
Income tax expense	2,532	0.7	3,349	1.3	2,173	0.3	4,598	0.9
Net Income	$1,230	0.3%	$5,500	2.1%	$2,430	0.4%	$7,487	1.4%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues.  Revenues increased $94.3 million, or 36.0%, to $356.2 million for the three months ended June 30, 2017 from $261.9 million for the three months ended June 30, 2016. The increase was primarily due to higher revenue from large transmission projects, an increase in distribution projects, and higher C&I revenues due to increased spending from existing customers and the WPE acquisition in late 2016.

Gross margin. Gross margin decreased to 7.7% for the three months ended June 30, 2017 from 12.0% for the three months ended June 30, 2016. The decrease in gross margin was primarily due to write-downs on three projects during the quarter. Two projects in the Midwest U.S. were significantly impacted by weather resulting in unbudgeted costs associated with right-of-way access, lower productivity and increased road damage and repair requirements. As a result, we wrote down $2.8 million for these projects in the second quarter. Additionally, one T&D project in Canada experienced cost impacts mainly associated with project delays and schedule extensions. Although we are working with our client to recover these costs, we have not recognized all of the revenues relating to various pending project claims and change orders which resulted in second quarter write-downs on this project of $2.6 million. Margins were also impacted by costs associated with organic and acquisition growth, including the impact of contingent consideration related to margin guarantees of $0.9 million that is classified as other income. Changes in estimates of gross profit on certain projects, including those discussed above, resulted in a gross margin decrease of 2.1% for the three months ended June 30, 2017. Gross margin increased 0.1% due to changes in estimates of gross profit on certain projects for the three months ended June 30, 2016.

Gross profit. Gross profit decreased $3.9 million, or 12.5%, to $27.5 million for the three months ended June 30, 2017 from $31.4 million for the three months ended June 30, 2016, due to lower overall gross margin, partially offset by higher revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”), of $25.0 million for the three months ended June 30, 2017, increased $2.5 million from $22.5 million for the three months ended June 30, 2016. The year-over-year increase was primarily due to $2.8 million of costs associated with our expansion into new geographic markets and higher payroll costs to support operations, partially offset by lower bonus and profit sharing costs. As a percentage of revenues, SG&A decreased to 7.0% for the three months ended June 30, 2017 from 8.6% for the three months ended June 30, 2016.

Gain on sale of property and equipment. Gains from the sale of property and equipment in the three months ended June 30, 2017 were $1.3 million compared to $0.5 million in the three months ended June 30, 2016. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $0.6 million for the three months ended June 30, 2017 compared to $0.2 million in the three months ended June 30, 2016. This increase was primarily attributable to the length of time borrowings under our line of credit were outstanding during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Other Income (Loss). Other income was $0.8 million for the three months ended June 30, 2017 compared to other loss of $0.1 million in the three months ended June 30, 2016. The change was primarily attributable to contingent consideration related to margin guarantees of $0.9 million recognized on certain contracts associated with the acquisition of WPE.

Income tax expense. The income tax provision was $2.5 million for the three months ended June 30, 2017, with an effective tax rate of 67.3%, compared to a provision of $3.3 million for the three months ended June 30, 2016, with an effective tax rate of 37.8%. The increase in the tax rate in the three months ended June 30, 2017 was primarily caused by our inability to utilize losses experienced in certain Canadian operations.

Net income. Net income decreased to $1.2 million for the three months ended June 30, 2017 from $5.5 million for the three months ended June 30, 2016. The decrease was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended June 30,
	2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$239,794	67.3%	$178,629	68.2%
Commercial & Industrial	116,391	32.7	83,305	31.8
Total	$356,185	100.0	$261,934	100.0
Operating income (loss):
Transmission & Distribution	$8,074	3.4	$15,585	8.7
Commercial & Industrial	4,751	4.1	2,434	2.9
Total	12,825	3.6	18,019	6.9
Corporate	(9,223)	(2.6)	(8,877)	(3.4)
Consolidated	$3,602	1.0%	$9,142	3.5%

Transmission & Distribution

Revenues for our T&D segment for the three months ended June 30, 2017 were $239.8 million compared to $178.6 million for the three months ended June 30, 2016, an increase of $61.2 million, or 34.2%. The increase in revenue was primarily due to higher revenue from large transmission projects and an increase in distribution projects.

Revenues from transmission projects represented 71.3% and 75.2% of T&D segment revenue for the three months ended June 30, 2017 and 2016, respectively. Additionally, for the three months ended June 30, 2017, measured by revenue in our T&D segment, we provided 25.3% of our T&D services under fixed-price contracts, as compared to 60.0% for the three months ended June 30, 2016.

Operating income for our T&D segment for the three months ended June 30, 2017 was $8.1 million, a decrease of $7.5 million from the three months ended June 30, 2016. The decline in T&D operating income was primarily due to lower margins caused by write-downs experienced on two projects in the Midwest U.S. and on one project in Canada. As a percentage of revenues, operating income for our T&D segment was 3.4% for the three months ended June 30, 2017 compared to 8.7% for the three months ended June 30, 2016.

Commercial & Industrial

Revenues for our C&I segment for the three months ended June 30, 2017 were $116.4 million compared to $83.3 million for the three months ended June 30, 2016, an increase of $33.1 million, or 39.7%, primarily due to increased spending from existing customers and the WPE acquisition in late 2016.

Measured by revenue in our C&I segment, we provided 53.5% of our services under fixed-price contracts for the three months ended June 30, 2017, compared to 63.9% in the three months ended June 30, 2016.

Operating income for our C&I segment for the three months ended June 30, 2017 was $4.8 million, an increase of $2.4 million over the three months ended June 30, 2016. The year-over-year increase in operating income was primarily attributable to higher revenue and improved productivity on certain jobs. This was partially offset by costs associated with organic and acquisition growth, including the impact of contingent consideration related to margin guarantees of $0.9 million that are classified as other income. As a percentage of revenues, operating income for our C&I segment was 4.1% for the three months ended June 30, 2017 compared to 2.9% for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues. Revenues increased $140.7 million, or 27.3%, to $656.3 million for the six months ended June 30, 2017 from $515.6 million for the six months ended June 30, 2016. The increase was primarily due to higher revenue from large transmission projects, an increase in distribution projects, and higher C&I revenues due to increased spending from existing customers and the WPE acquisition in late 2016.

Gross margin. Gross margin decreased to 8.1% for the six months ended June 30, 2017 from 11.4% for the six months ended June 30, 2016. The decrease in gross margin was primarily due to write-downs on three projects. Two projects in the Midwest U.S. were significantly impacted by weather resulting in unbudgeted costs associated with right-of-way access, lower productivity and increased road damage and repair requirements. As a result, we wrote down $4.0 million for these projects this year. One T&D project in Canada experienced cost impacts mainly associated with project delays and schedule extensions. Although we are working with our client to recover these costs, we have not recognized all of the revenues relating to various pending project claims and change orders, which resulted in write-downs on this project of $2.4 million. A higher mix of smaller, shorter duration T&D work also impacted margins in the six months ended June 30, 2017. The shift in the mix of work also caused a decline in our fleet utilization and increased mobilization and demobilization costs. Margins were also impacted by costs associated with organic and acquisition growth, including the impact of contingent consideration related to margin guarantees of $1.7 million that is classified as other income. These impacts were partially offset by settlements related to previously unrecognized revenues on a project claim and pending change orders. Changes in estimates of gross profit on certain projects, including those discussed above, resulted in a gross margin decrease of 1.0% for the six months ended June 30, 2017. Gross margin decreased 0.7% due to changes in estimates of gross profit on certain projects for the six months ended June 30, 2016.

Gross profit. Gross profit decreased $5.4 million, or 9.3%, to $53.3 million for the six months ended June 30, 2017 from $58.7 million for the six months ended June 30, 2016, due to lower overall gross margin, partially offset by higher revenue.

Selling, general and administrative expenses. SG&A of $50.8 million for the six months ended June 30, 2017 increased $4.4 million from $46.4 million for the six months ended June 30, 2016. The year-over-year increase was primarily due to $5.1 million of costs associated with our expansion into new geographic markets and higher payroll costs to support operations, partially offset by lower bonus and profit sharing costs. Additionally, $1.0 million of costs associated with activist investor activities were incurred in the six months ended June 30, 2016. As a percentage of revenues, SG&A decreased to 7.7% for the six months ended June 30, 2017 from 9.0% for the six months ended June 30, 2016.

Gain on sale of property and equipment. Gains from the sale of property and equipment in the six months ended June 30, 2017 were $2.0 million compared to $0.6 million in the six months ended June 30, 2016. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $1.1 million for the six months ended June 30, 2017 compared to $0.4 million in the six months ended June 30, 2016. This increase was primarily attributable to the length of time borrowings under our line of credit were outstanding during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Other Income. Other income was $1.6 million for the six months ended June 30, 2017 compared to $0.1 million in the six months ended June 30, 2016. The increase was primarily attributable to contingent consideration related to margin guarantees of $1.7 million recognized on certain contracts associated with the acquisition of WPE.

Income tax expense. The income tax provision was $2.2 million for the six months ended June 30, 2017 with an effective tax rate of 47.2%, compared to a provision of $4.6 million for the six months ended June 30, 2016 with an effective tax rate of 38.0%. The increase in the tax rate in the six months ended June 30, 2017 was primarily caused by our inability to utilize losses experienced in certain Canadian operations, partially offset by excess tax benefits of approximately $1.0 million pertaining to the vesting of stock awards and the exercise of stock options.

Net income. Net income decreased to $2.4 million for the six months ended June 30, 2017 from $7.5 million for the six months ended June 30, 2016. The decrease was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Six months ended June 30,
	2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$435,528	66.4%	361,603	70.1%
Commercial & Industrial	220,786	33.6	153,965	29.9
Total	$656,314	100.0	$515,568	100.0
Operating income (loss):
Transmission & Distribution	$13,216	3.0	$26,254	7.3
Commercial & Industrial	9,165	4.2	4,590	3.0
Total	22,381	3.4	30,844	6.0
Corporate	(18,299)	(2.8)	(18,395)	(3.6)
Consolidated	$4,082	0.6%	$12,449	2.4%

Transmission & Distribution

Revenues for our T&D segment for the six months ended June 30, 2017 were $435.5 million compared to $361.6 million for the six months ended June 30, 2016, an increase of $73.9 million, or 20.4%. The increase in revenue was primarily due to higher revenue from large transmission projects and an increase in distribution projects.

Revenues from transmission projects represented 71.7% and 76.2% of T&D segment revenue for the six months ended June 30, 2017 and 2016, respectively. Additionally, for the six months ended June 30, 2017, measured by revenue in our T&D segment, we provided 29.7% of our T&D services under fixed-price contracts, as compared to 57.5% for the six months ended June 30, 2016.

Operating income for our T&D segment for the six months ended June 30, 2017 was $13.2 million, a decrease of $13.0 million from the six months ended June 30, 2016. The decline in T&D operating income was primarily due to lower margins caused by write-downs experienced on two projects in the Midwest U.S. and on one project in Canada. Margins were also impacted by a higher mix of smaller, shorter duration work. The shift in the mix of work also caused a decline in our fleet utilization and increased mobilization and demobilization costs. As a percentage of revenues, operating income for our T&D segment was 3.0% for the six months ended June 30, 2017 compared to 7.3% for the six months ended June 30, 2016.

Commercial & Industrial

Revenues for our C&I segment for the six months ended June 30, 2017 were $220.8 million compared to $154.0 million for the six months ended June 30, 2016, an increase of $66.8 million, or 43.4%, primarily due to increased spending from existing customers and the WPE acquisition from late 2016.

Measured by revenue in our C&I segment, we provided 59.8% of our services under fixed-price contracts for the six months ended June 30, 2017, compared to 67.3% in the six months ended June 30, 2016.

Operating income for our C&I segment for the six months ended June 30, 2017 was $9.2 million, an increase of $4.6 million over the six months ended June 30, 2016. The year-over-year increase in operating income was primarily attributable to higher revenue from large projects, the settlement of a project claim that was previously not recognized in revenue and improved productivity on certain jobs. These were partially offset by costs associated with organic and acquisition growth, including the impact of contingent consideration related to margin guarantees of $1.7 million that is classified as other income. As a percentage of revenues, operating income for our C&I segment was 4.2% for the six months ended June 30, 2017 compared to 3.0% for the six months ended June 30, 2016.

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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016

Net Income	$1,230	$5,500	$2,430	$7,487
Add:
Interest expense, net	591	241	1,104	420
Income tax expense	2,532	3,349	2,173	4,598
Depreciation & amortization	9,707	9,774	19,453	19,690
EBITDA	$14,060	$18,864	$25,160	$32,195

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

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016

Provided By Operating Activities:
Net cash flows provided by operating activities	$6,120	$32,036	$19,180	$46,462
Add/(subtract):
Changes in operating assets and liabilities	4,929	(15,385)	2,739	(17,410)
Adjustments to reconcile net income to net cash flows provided by operating activities	(9,819)	(11,151)	(19,489)	(21,565)
Depreciation & amortization	9,707	9,774	19,453	19,690
Provision for income taxes	2,532	3,349	2,173	4,598
Interest expense, net	591	241	1,104	420
EBITDA	$14,060	$18,864	$25,160	$32,195

Liquidity and Capital Resources

As of June 30, 2017, we had working capital of $135.4 million. We define working capital as current assets less current liabilities. During the six months ended June 30, 2017, operating activities of our business provided net cash of $19.2 million, compared to $46.5 million of cash provided for the six months ended June 30, 2016. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. Net cash provided by operating activities is driven by our net income adjusted for changes in operating assets and liabilities and non-cash items including, but not limited to, depreciation and amortization, stock-based compensation, deferred income taxes, and the gain on sale of property and equipment. The $27.3 million year-over-year decline in net cash provided by operating activities was primarily due to unfavorable changes in operating assets and liabilities of $20.1 million, a decrease of $5.1 million in net income and a $1.4 million increase in gain on sale of equipment. The unfavorable change in operating assets and liabilities was primarily due to a decrease in other liabilities due to lower bonus and profit sharing accruals and less cash provided by accounts receivable in the first six months of 2017 as receivable collection in the first half of 2016 benefited from improved billing and collection procedures for several of our clients.

In the six months ended June 30, 2017, we used net cash in investing activities of $18.1 million, consisting of $20.6 million for capital expenditures, partially offset by $2.5 million of proceeds from the sale of equipment.

In the six months ended June 30, 2017, we used net cash of $15.8 million in financing activities, consisting primarily of $14.2 million of repayments under our revolving lines of credit and $2.2 million of share repurchases, all of which represented shares surrendered to satisfy tax obligations under our stock compensation program.

We anticipate that our $181.4 million borrowing availability under our credit facility and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, and share repurchases. Although we believe that we have adequate cash and borrowing capacity to meet our liquidity needs, any large projects or acquisitions may require additional capital.

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

Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense. The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, we may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase, if given effect, shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters. We were in compliance with all of the covenants under the Credit Agreement as of June 30, 2017.

As of June 30, 2017, we had $44.9 million of debt outstanding under the Facility and irrevocable standby letters of credit outstanding of approximately $23.7 million. As of December 31, 2016, we had $59.1 million of debt outstanding under the Facility and irrevocable standby letters of credit outstanding of approximately $23.7 million.

Off-Balance Sheet Transactions

As is common in our industry, we enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheets. Our significant off-balance sheet transactions, such as liabilities associated with non-cancelable operating leases, letter of credit obligations and surety guarantees related to performance bonds, could be entered into in the normal course of business. We have not engaged in any off-balance sheet financing arrangements through special purpose entities.

For a discussion regarding off-balance sheet transactions, refer to Note 8, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements.

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of June 30, 2017, none of our customers individually exceeded 10.0% of consolidated accounts receivable. As of June 30, 2016, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 14.7% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

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

Statements in this Quarterly Report on Form 10-Q contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which represent our beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “encouraged,” “estimate,” “expect,” “intend,” “likely,” “may,” “objective,” “outlook,” “plan,” “possible,” “potential,” “project,” “remain confident,” “should” “unlikely,” or other words that convey the uncertainty of future events or outcomes. The forward looking statements in this quarterly report on Form 10-Q speak only as of the date of this quarterly report on Form 10-Q. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward looking statements on our current expectations and assumptions about future events. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict, and many of which are beyond our control. These and other important factors, including those discussed under the caption “Forward-Looking Statements” and in Item 1A “Risk Factors” in our 2016 Annual Report, and in any risk factors or cautionary statements contained in our other filings with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2017, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the six months ended June 30, 2017 and 2016, including instruments for trading, hedging or speculating on changes in interest rates or commodity prices of materials used in our business.

As of June 30, 2017, we had $44.9 million of debt outstanding under the Facility. Borrowings under the Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If the prime rate, federal funds rate or LIBOR increased, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. If market rates of interest on all our revolving debt as of June 30, 2017, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.4 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of June 30, 2017, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by the same amount.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

As permitted by interpretive guidance issued by the Securities and Exchange Commission staff, companies are allowed to exclude acquired businesses from their assessment of internal control over financial reporting during the first year after completion of an acquisition while integrating the acquired company. Accordingly, as WPE was acquired by the Company on October 28, 2016, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 excluded WPE. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report excludes any evaluation of the internal controls of WPE. WPE represented a total of approximately 5.3% and 1.6% of total assets and net assets, respectively, as of June 30, 2017, and 4.5% and (35.8%) of contract revenues and income from operations, respectively, for the six months then ended.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances of Common Stock. On April 27, 2017, 662 unregistered shares of our common stock, valued at $28,479, were issued to a director of the Company who elected to receive a portion of his annual director retainer fee in stock in lieu of cash. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Purchases of Common Stock. The following table includes all of the Company’s repurchases of common stock for the periods shown, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Repurchased shares are retired and returned to authorized but unissued common stock.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)

April 1, 2017 - April 30, 2017	197	$40.27	—	$20,000,015
May 1, 2017 - May 31, 2017	—	$—	—	$20,000,015
June 1, 2017 - June 30, 2017	—	$—	—	$20,000,015
Total	197	$40.27	—

(1)	The Company repurchased 197 shares of stock from its employees to satisfy tax obligations on shares vested under the 2007 Long-Term Incentive Plan. All of the shares repurchased were retired and returned to authorized but unissued stock.

(2)	On July 27, 2017, the Company’s Board of Directors approved a new $20.0 million share repurchase program that will begin when the current share repurchase program expires. The new share repurchase program will expire on August 15, 2018, or when the authorized funds are exhausted.

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

MYR GROUP INC.
(Registrant)

August 2, 2017	/s/ BETTY R. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer

