Form 10-Q
period 2017-09-30
MYR GROUP INC.
filed 2017-11-01
CIK 700923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 27, 2017, there were 16,462,023 outstanding shares of the registrant’s $0.01 par value common stock.

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

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share and per share data)	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,682	$23,846
Accounts receivable, net of allowances of $606 and $432, respectively	274,249	234,642
Costs and estimated earnings in excess of billings on uncompleted contracts	107,818	69,950
Current portion of receivable for insurance claims in excess of deductibles	4,003	3,785
Refundable income taxes, net	403	2,474
Other current assets	5,279	8,202
Total current assets	393,434	342,899
Property and equipment, net of accumulated depreciation of $228,185 and $209,466, respectively	150,248	154,891
Goodwill	46,981	46,781
Intangible assets, net of accumulated amortization of $5,262 and $4,684, respectively	10,769	11,566
Receivable for insurance claims in excess of deductibles	14,766	14,692
Other assets	4,399	2,666
Total assets	$620,597	$573,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,109	$1,085
Accounts payable	119,172	99,942
Billings in excess of costs and estimated earnings on uncompleted contracts	43,851	42,321
Current portion of accrued self insurance	12,083	10,492
Other current liabilities	37,444	42,382
Total current liabilities	213,659	196,222
Deferred income tax liabilities	18,263	18,565
Long-term debt	79,497	59,070
Accrued self insurance	33,146	32,092
Capital lease obligations, net of current maturities	2,997	3,833
Other liabilities	475	539
Total liabilities	348,037	310,321
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares;
none issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares;
16,458,523 and 16,333,139 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	163	162
Additional paid-in capital	142,952	140,100
Accumulated other comprehensive loss	(217)	(433)
Retained earnings	129,662	123,345
Total stockholders’ equity	272,560	263,174
Total liabilities and stockholders’ equity	$620,597	$573,495

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2017	2016	2017	2016

Contract revenues	$373,502	$283,259	$1,029,816	$798,827
Contract costs	338,649	249,196	941,706	706,048
Gross profit	34,853	34,063	88,110	92,779
Selling, general and administrative expenses	23,814	23,203	74,617	69,579
Amortization of intangible assets	195	188	593	691
Gain on sale of property and equipment	(576)	(467)	(2,602)	(1,079)
Income from operations	11,420	11,139	15,502	23,588
Other income (expense)
Interest income	—	—	4	5
Interest expense	(685)	(408)	(1,793)	(833)
Other, net	(1,413)	(417)	212	(361)
Income before provision for income taxes	9,322	10,314	13,925	22,399
Income tax expense	4,177	4,168	6,350	8,766
Net income	$5,145	$6,146	$7,575	$13,633
Income per common share:
—Basic	$0.32	$0.39	$0.47	$0.78
—Diluted	$0.31	$0.38	$0.46	$0.77
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,314	15,805	16,263	17,489
—Diluted	16,474	16,177	16,476	17,817

Net income	$5,145	$6,146	$7,575	$13,633
Other comprehensive income (loss):
Foreign currency translation adjustment	206	19	216	(65)
Other comprehensive income (loss)	206	19	216	(65)
Total comprehensive income	$5,351	$6,165	$7,791	$13,568

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
(In thousands)	2017	2016

Cash flows from operating activities:
Net income	$7,575	$13,633
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	28,906	28,747
Amortization of intangible assets	593	691
Stock-based compensation expense	3,479	3,488
Deferred income taxes	(302)	(116)
Gain on sale of property and equipment	(2,602)	(1,079)
Other non-cash items	1,113	(38)
Changes in operating assets and liabilities
Accounts receivable, net	(37,059)	1,770
Costs and estimated earnings in excess of billings on
uncompleted contracts	(36,980)	(28,774)
Receivable for insurance claims in excess of deductibles	(292)	(1,640)
Other assets	85	7,008
Accounts payable	14,803	11,022
Billings in excess of costs and estimated earnings on
uncompleted contracts	1,363	5,454
Accrued self insurance	2,626	299
Other liabilities	(5,098)	32
Net cash flows provided by (used in) operating activities	(21,790)	40,497
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,802	2,544
Purchases of property and equipment	(24,909)	(17,948)
Net cash flows used in investing activities	(22,107)	(15,404)
Cash flows from financing activities:
Net borrowings under revolving lines of credit	20,427	33,407
Payment of principal obligations under capital leases	(812)	(442)
Proceeds from exercise of stock options	1,147	2,080
Repurchase of common shares	(3,058)	(101,483)
Other financing activities	3,718	2,077
Net cash flows provided by (used in) financing activities	21,422	(64,361)
Effect of exchange rate changes on cash	311	55
Net decrease in cash and cash equivalents	(22,164)	(39,213)
Cash and cash equivalents:
Beginning of period	23,846	39,797
End of period	$1,682	$584

Supplemental cash flow information:

Noncash investing activities:
Acquisition of property and equipment acquired under capital lease arrangements	$—	$5,580

Noncash financing activities:
Capital lease obligations initiated	$—	$5,580

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

The Company reports its results under two business segments: Transmission and Distribution (“T&D”), and Commercial and Industrial (“C&I”). T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors throughout the United States and parts of Canada. T&D provides a broad range of services, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair. C&I provides services to general contractors, commercial and industrial facility owners, local governments and developers in the western and northeastern United States and western Canada.

Basis of Presentation

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income and cash flows with respect to the interim consolidated financial statements, have been included. The consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements as of that date. The results of operations and comprehensive income are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2016, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 9, 2017. Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current year presentation.

Foreign Currency

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short term monetary assets and liabilities, are recorded in the “other income, net” line on the consolidated statements of operations. Foreign currency loss was not significant for the nine months ended September 30, 2017, compared to a foreign currency loss of $0.1 million for the nine months ended September 30, 2016. Foreign currency transaction gains and losses, arising primarily from long-term monetary assets and liabilities, are recorded in the foreign currency translation adjustment line on the consolidated statements of comprehensive income.

Accounts Receivable

The Company does not charge interest to its customers and carries its customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contract and acceptance by the customer, or earlier as provided by the contract. Based on the Company’s experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. The Company expects a majority of the retainage recorded at September 30, 2017 to be collected within one year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

The most significant estimates are related to estimates of costs to complete on contracts, pending change orders and claims, shared savings, insurance reserves, income tax reserves, estimates surrounding stock-based compensation, the recoverability of goodwill and intangibles and accounts receivable reserves.

In the nine months ended September 30, 2017, the Company recognized revenues of $6.5 million related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts which are in the process of being negotiated in the normal course of business.

The percentage of completion method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. The estimates are reviewed and revised quarterly, as needed. During the three months ended September 30, 2017, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.9%, which resulted in decreases in operating income of $3.2 million, net income of $1.9 million and diluted earnings per common share of $0.12. During the nine months ended September 30, 2017, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.7%, which resulted in decreases in operating income of $7.7 million, net income of $4.6 million and diluted earnings per common share of $0.28.

During the three months ended September 30, 2016, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.7%, which resulted in increases in operating income of $2.0 million, net income of $1.2 million and diluted earnings per common share of $0.07. During the nine months ended September 30, 2016, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.5%, which resulted in decreases in operating income of $3.6 million, net income of $2.2 million and diluted earnings per common share of $0.12.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). The amendments under this pronouncement made modifications to the accounting treatment for forfeitures, required withholding on stock compensation and the financial statement presentation of excess tax benefits or deficiencies and certain components of stock compensation. The standard was effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. On January 1, 2017, the Company adopted this ASU on a prospective basis except for forfeitures, which it adopted on a modified retrospective basis. The adoption of this ASU had the following impacts:

•	Excess tax benefits were not significant for the three months ended September 30, 2017 and were $1.0 million for the nine months ended September 30, 2017. The excess tax benefits were reflected as income tax benefits in the Consolidated Statements of Operations and Comprehensive Income, prior to adoption of this ASU, this amount would have been recorded in additional paid-in capital.

•	The adoption of this ASU eliminated the additional paid-in capital pool resulting in the excess tax benefits and deficiencies to be excluded from assumed future proceeds in the calculation of diluted shares, which caused an immaterial increase in diluted weighted average shares outstanding for the three and nine months ended September 30, 2017. The Company typically experiences the largest volume of restricted stock vesting in the first quarter of its fiscal year. The extent of excess tax benefits/deficiencies is subject to variation in the Company’s stock price and the timing/extent of restricted stock, performance share and phantom stock vesting and stock option exercises.

•	The Company elected to discontinue estimating forfeitures and will account for forfeitures as they occur. The net cumulative effect of this change was recognized as a $0.2 million reduction to retained earnings as of January 1, 2017, with a corresponding increase in additional paid in capital.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill, through elimination of Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The update is effective for any annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The guidance requires application on a prospective basis. The Company does not expect that this pronouncement will have a significant impact on its financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with durations of one year or more are treated. Under this guidance, lessees will be required to recognize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or to control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, which contain provisions similar to capitalized leases, are amortized like capital leases under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The Company continues to evaluate the impact this pronouncement will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on the Company’s financial statements. The Company expects most of its existing long-term operating lease commitments will be recognized as lease liabilities and right-of-use assets upon adoption.

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

The Company plans to adopt the amendments under this ASU using the modified retrospective transition approach on January 1, 2018. Under the modified retrospective transition approach, the Company will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. While the Company is still evaluating the requirements of this update, it currently does not expect the update to materially affect its results of operations, financial position or cash flows. This preliminary conclusion is based on the Company’s belief that it will generally continue to recognize revenues from long-term service contracts over time as services are performed and the underlying obligation to the customer is fulfilled. The Company has identified and is in the process of implementing changes to its processes and internal controls to meet the reporting and disclosure requirements of this update.

2. Acquisition

Western Pacific Enterprises Ltd.

On October 28, 2016, the Company completed the acquisition of substantially all of the assets of Western Pacific Enterprises GP and of Western Pacific Enterprises Ltd., except for certain real estate owned by Western Pacific Enterprises Ltd., with the company continuing operations under the name Western Pacific Enterprises Ltd. (“WPE”), an electrical contracting firm in western Canada. With its main headquarters in Coquitlam, British Columbia, WPE provides a wide range of commercial and industrial electrical construction capabilities under the Company’s C&I segment. WPE also provides substation construction capabilities under the Company’s T&D segment. The total consideration paid was approximately $12.1 million, which was funded through borrowings from our line of credit. Total consideration paid included $2.2 million subject to potential net asset adjustments once finalized by the end of 2017 as stipulated in the purchase agreement. These net asset adjustments were approximately $0.8 million as of the October 28, 2016 closing date and as of September 30, 2017. The Company accounted for the net asset adjustments as a reduction to consideration paid which will be funded through the return of funds held in a $1.9 million escrow account, established at the time of purchase.

The purchase agreement also includes contingent consideration provisions for margin guarantee adjustments based upon performance subsequent to the acquisition on certain contracts. Changes in contingent consideration related to the margin guarantee adjustments on certain contracts of approximately $1.5 million was recorded in other expense and $0.2 million was recorded in other income for the three and nine months ended September 30, 2017, respectively. Future margin guarantee adjustments, if any, are expected to be recognized in the fourth quarter of 2017 and in 2018. In the event these margin guarantee adjustments exceed the amounts remaining in escrow, the Company is entitled under the WPE purchase agreement to recourse against the sellers. The Company may incur losses to the extent any amounts in excess of the escrow are not recovered from the sellers in the WPE acquisition. The Company could also be required to make compensation payments contingent on the successful achievement of certain performance targets and continued employment of certain key executives of WPE. These payments are recognized as compensation expense in the consolidated statement of operations as incurred. The Company has recognized approximately $0.3 million of compensation expense associated with these contingent payments since the WPE acquisition.

The results of operations for WPE are included in the Company’s consolidated statement of operations and the C&I segment from the date of acquisition. Costs of approximately $0.4 million related to the acquisition were included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2016.

The following table summarizes the allocation of the opening balance sheet from the date of acquisition through September 30, 2017:

(in thousands)	(as of acquisition date) October 28, 2016	Measurement Period Adjustments	Adjusted acquisition amounts as of September 30, 2017

Total consideration, net of net asset adjustments	$11,283	$—	$11,283

Accounts receivable, net	$20,249	$—	$20,249
Costs and estimated earnings in excess of billings on uncompleted contracts	1,610	—	1,610
Other current assets	8	—	8
Property and equipment	4,108	46	4,154
Intangible assets	—	501	501
Accounts payable	(10,125)	—	(10,125)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,020)	—	(3,020)
Other current liabilities	(2,294)	—	(2,294)
Net identifiable assets	10,536	547	11,083
Unallocated intangible assets	747	(747)	—
Goodwill	$—	$200	$200

The Company has developed preliminary estimates of fair value of the assets acquired and liabilities assumed for the purposes of allocating the purchase price. Further adjustments are expected to the allocation as net asset adjustments are finalized. A portion of the goodwill is expected to be tax deductible per applicable Canadian Revenue Authority regulations. The Company expects to complete the purchase accounting in the fourth quarter of 2017.

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

As of September 30, 2017 and December 31, 2016, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of September 30, 2017 and December 31, 2016, the fair values of the Company’s long-term debt and capital lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at September 30, 2017 and December 31, 2016, for new issues with similar remaining maturities and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company's capital lease obligations also approximated fair value.

4. Contracts in Process

The net asset position for contracts in process consisted of the following:

	September 30,	December 31,
(In thousands)	2017	2016

Costs and estimated earnings on uncompleted contracts	$1,886,286	$2,194,695
Less: Billings to date	1,822,319	2,167,066
	$63,967	$27,629

The net asset position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	September 30,	December 31,
(In thousands)	2017	2016

Costs and estimated earnings in excess of billings on uncompleted contracts	$107,818	$69,950
Billings in excess of costs and estimated earnings on uncompleted contracts	(43,851)	(42,321)
	$63,967	$27,629

5. Debt

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

Amounts borrowed under the Credit Agreement in U.S. dollars bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 1.00%; or (2) the Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 2.00%. Amounts borrowed under the Credit Agreement in any currency other than U.S. dollars bear interest at a rate equal to the Adjusted LIBO Rate plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on the Company’s consolidated Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.125% to 2.125% for standby or commercial letters of credit, or 0.625% to 1.125% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.375% based on the Company’s consolidated Leverage Ratio on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.25. The weighted average interest rate on borrowings outstanding through September 30, 2017, was 2.00% per annum.

Under the Credit Agreement, the Company is subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense. The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, the Company may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase, if given effect, shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters. The Company was in compliance with all of its covenants under the Credit Agreement as of September 30, 2017.

The amount outstanding under the Facility as of September 30, 2017 and December 31, 2016, was $79.5 million and $59.1 million, respectively.

As of September 30, 2017, the Company had irrevocable standby letters of credit outstanding under the Facility of approximately $20.9 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $3.3 million related to contract performance obligations. As of December 31, 2016, the Company had irrevocable standby letters of credit outstanding under the Facility of approximately $23.7 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $6.1 million related to contract performance obligations.

The Company has remaining deferred debt issuance costs totaling $0.8 million as of September 30, 2017, related to entry into the Credit Agreement. As permitted under ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Topic 835), debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the Facility.

6. Income Taxes

The U.S. federal statutory tax rate is 35%. The Company’s effective tax rates for the three and nine months ended September 30, 2017 were 44.8% and 45.6%, respectively, of pretax income, compared to the effective tax rates for the three and nine months ended September 30, 2016 of 40.4% and 39.1%, respectively.

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended September 30, 2017 was primarily caused by the inability to utilize losses experienced in certain Canadian operations. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the nine months ended September 30, 2017 was caused by the inability to utilize losses experienced in certain Canadian operations, partially offset by excess tax benefits of approximately $1.0 million pertaining to the vesting of stock awards and the exercise of stock options.

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and nine months ended September 30, 2016 was principally due to state income taxes.

The Company had unrecognized tax benefits of approximately $0.3 million as of September 30, 2017 and December 31, 2016, which were included in other liabilities in the accompanying consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense because of the unrecognized tax benefits was not significant for the nine months ended September 30, 2017 and 2016.

The Company is subject to taxation in various jurisdictions. The Company’s tax returns for 2015 and 2016 are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2012 through 2016.

7. Commitments and Contingencies

Purchase Commitments

As of September 30, 2017, the Company had approximately $10.2 million in outstanding purchase orders for certain construction equipment, with cash outlay scheduled to occur over the next six months.

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

The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the deductible is included in current and long-term assets in the consolidated balance sheets.

Performance and Payment Bonds and Parent Guarantees

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of September 30, 2017, an aggregate of approximately $410.9 million in original face amount of bonds issued by the Company’s sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $21.8 million as of September 30, 2017.

From time to time the Company guarantees the obligations of wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease agreements, and, in some states, obligations in connection with obtaining contractors’ licenses. Additionally, from time to time the Company is required to post letters of credit to guarantee the obligations of wholly owned subsidiaries, which reduces the borrowing availability under the Facility.

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

The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of our business, as well as in respect of our divested businesses. These claims, lawsuits and other proceedings include claims related to the Company’s current services and operations, as well as our historic operations.

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

8. Lease Obligations

From time to time, the Company enters into leasing arrangements for real estate, vehicles and construction equipment. Some of the leases entered into under these agreements were recorded as capital leases while others were treated as operating leases. As of September 30, 2017, the Company had no outstanding commitments to enter into future leases under its master lease agreements.

Capital Leases

The Company leases some vehicles and equipment under capital leases. The economic substance of the leases is a financing transaction for acquisition of the vehicles and equipment. Accordingly, these leases are included in the balance sheets in property and equipment, net of accumulated depreciation, with a corresponding amount recorded in current portion of capital lease obligations or capital lease obligations, net of current maturities, as appropriate. The capital lease assets are amortized over the life of the lease or, if shorter, the life of the leased asset, on a straight-line basis and included in depreciation expense in the statements of operations. The interest associated with capital lease obligations is included in interest expense in the statements of operations.

As of September 30, 2017, the Company had approximately $4.1 million of capital lease obligations outstanding, $1.1 million of which was classified as a current liability. As of December 31, 2016, the Company had approximately $4.9 million of capital lease obligations outstanding, $1.1 million of which was classified as a current liability.

As of September 30, 2017 and December 31, 2016, $4.1 million and $5.0 million, respectively, of leased assets were capitalized in construction equipment, net of accumulated depreciation.

Operating Leases

The Company, from time to time, leases real estate, construction equipment and office equipment under operating leases with remaining terms ranging from one to twelve years.

Future Minimum Lease Payments

The future minimum lease payments required under capital leases and operating leases, together with the present value of capital leases, as of September 30, 2017 were as follows:

	Capital	Operating
(In thousands)	Lease Obligations	Lease Obligations

Remainder of 2017	$305	$922
2018	1,220	3,378
2019	1,220	2,854
2020	1,220	2,222
2021	379	1,566
Thereafter	—	1,815
Total minimum lease payments	$4,344	$12,757
Interest	(238)
Net present value of minimum lease payments	4,106
Less: Current portion of capital lease obligations	1,109
Long-term capital lease obligations	$2,997

9. Stock-Based Compensation

The Company maintains two equity compensation plans under which stock-based compensation has been granted; the 2017 Long-Term Incentive Plan, (the “LTIP”) and the 2007 Long-Term Incentive Plan (the “2007 Plan”). Upon the adoption of the LTIP during the second quarter of 2017, awards were no longer granted under the 2007 Plan. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) restricted stock units, (f) performance share awards, (g) phantom stock, (h) stock bonuses, (i) dividend equivalents, and (j) any combination of such awards.

During the nine months ended September 30, 2017, the Company granted 43,972 shares of restricted stock under the 2007 Plan, which vest ratably over three years, at a weighted average grant date fair value of $39.52. Additionally, 96,524 shares of restricted stock vested during the nine months ended September 30, 2017, at a weighted average grant date fair value of $25.13.

During the nine months ended September 30, 2017, the Company granted 22,380 restricted stock units under the LTIP, which vest ratably over three years, at a weighted average grant date fair value of $33.50. Additionally, 3,250 shares of phantom stock vested during the nine months ended September 30, 2017, at a weighted average grant date fair value of $26.92.

During the nine months ended September 30, 2017, the Company granted 47,454 performance share awards under the 2007 Plan, at target, which cliff vest on December 31, 2019, at a weighted average grant date fair value of $47.12. The number of shares actually earned under a performance award may vary from zero to 200% of the target shares awarded, based upon the Company’s performance compared to certain metrics. The metrics used were determined at grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to target, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards cliff vest upon attainment of the stated performance targets and minimum service requirements and are paid in common shares of the Company’s stock.

During the nine months ended September 30, 2017, plan participants exercised 73,297 stock options with a weighted average exercise price of $15.65.

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

Transmission and Distribution: The T&D segment provides a broad range of services on electric transmission and distribution networks and on substation facilities which include design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair. T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems. The T&D segment also provides emergency restoration services in response to hurricane, ice or other storm-related damage. T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors throughout the United States and parts of Canada.

Commercial and Industrial: The C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems. C&I segment services are generally performed in the western and northeastern United States and in western Canada. The C&I segment generally provides electric construction and maintenance services as a subcontractor to general contractors in the C&I industry, but also contracts directly with facility owners. The C&I segment has a diverse customer base with many long-standing relationships.

The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016

Contract revenues:
T&D	$215,970	$206,441	$651,498	$568,044
C&I	157,532	76,818	378,318	230,783
	$373,502	$283,259	$1,029,816	$798,827
Income from operations:
T&D	$9,251	$14,550	$22,467	$40,804
C&I	10,503	5,043	19,668	9,633
General Corporate	(8,334)	(8,454)	(26,633)	(26,849)
	$11,420	$11,139	$15,502	$23,588

For the three and nine months ended September 30, 2017, contract revenues attributable to the Company’s Canadian operations were $25.4 million and $61.8 million, respectively, predominantly in the C&I segment. For the three and nine months ended September 30, 2016, contract revenues attributable to the Company’s Canadian operations were $9.4 million and $15.9 million, respectively, predominantly in the T&D segment.

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

Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2017	2016	2017	2016

Numerator:
Net income	$5,145	$6,146	$7,575	$13,633

Denominator:
Weighted average common shares outstanding	16,314	15,805	16,263	17,489
Weighted average dilutive securities	160	372	213	328
Weighted average common shares outstanding, diluted	16,474	16,177	16,476	17,817

Income per common share, basic	$0.32	$0.39	$0.47	$0.78
Income per common share, diluted	$0.31	$0.38	$0.46	$0.77

For the three and nine months ended September 30, 2017 and 2016, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities.

The following table summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016

Stock options	—	—	—	86
Restricted stock	44	6	44	6
Performance awards	21	2	127	83

Share Repurchases

On July 27, 2017, the Company’s Board of Directors approved a $20.0 million share repurchase program that began when the previous share repurchase program expired on August 15, 2017. During the nine months ended September 30, 2017, the Company repurchased 92,987 shares of its common stock at a weighted-average price of $32.90 per share; 35,338 of those shares were purchased under its share repurchase programs for approximately $0.8 million, of which 4,500 shares were purchased under our $20.0 million program that expired on August 15, 2017, and 30,838 shares were purchased under the new program that started on August 16, 2017. Additionally, the Company repurchased 57,649 shares of stock, for approximately $2.2 million, from its employees to satisfy tax obligations on shares vested under the LTIP. All of the shares repurchased were retired and returned to authorized but unissued stock. As of September 30, 2017, the Company had $19.3 million of remaining availability to purchase shares under the current share repurchase program, which continues in effect until August 15, 2018, or until the authorized funds are exhausted.

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

We had consolidated revenues for the nine months ended September 30, 2017 of $1.03 billion, of which 63.3% was attributable to our T&D customers and 36.7% was attributable to our C&I customers. Our consolidated revenues for the nine months ended September 30, 2016 were $798.8 million. For the nine months ended September 30, 2017, our net income and EBITDA (1) were $7.6 million and $45.2 million, respectively, compared to $13.6 million and $52.7 million, respectively, for the nine months ended September 30, 2016.

We benefited from increases in transmission projects spending throughout the last several years despite economic and political uncertainty and we believe there is an ongoing need for utilities to sustain investment in their transmission systems to maintain reliability and capacity. Consequently, we believe we will continue to see significant bidding activity on large transmission projects through the remainder of this year as well as in 2018. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and right-of-way permits needed to commence construction. Significant construction on any large, multi-year projects awarded this year will not likely occur until 2018. Bidding and construction activity for small to medium-size transmission projects and upgrades remains strong, and we expect this trend to continue, primarily due to electric infrastructure reliability and economic drivers. Competition and the unpredictability of awards in the transmission market may impact our ability to maintain adequate utilization of equipment and manpower resources, which is important to maintaining contract margins. In addition, project execution, adverse weather and project delays, among other factors, have impacted our margins in the past and could affect our margins in the future. We believe that spending by clients on their distribution systems is generally improving; however, this spending can be highly variable from quarter to quarter in response to weather, client budget constraints and regulatory pressures. Contract margins and fleet billing rates are generally lower in our distribution business than what we realize in our transmission business.

We expect to see increased bidding opportunities in our C&I segment throughout the remainder of this year. We expect the long-term growth in our C&I segment to generally track the economic growth of the regions we serve and benefit to the extent economic conditions continue to improve in the markets we serve. We also expect to see increased bidding opportunities in the new C&I markets we recently entered through strategic acquisitions and organic expansions.

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

Strategic Acquisitions On October 28, 2016, we acquired substantially all of the assets of Western Pacific Enterprises (“WPE”), which expanded our C&I operations and enhanced our T&D presence in western Canada. We continue to look for acquisition opportunities that are compatible with our culture while enhancing shareholder value.

Prudent Capital Returns Under our share repurchase programs, we have repurchased a total of 6,060,316 shares of our common stock for an average share price of $23.64 per share. On July 27, 2017, the Company’s Board of Directors approved a $20.0 million share repurchase program that began when the previous share repurchase program expired on August 15, 2017. As of September 30, 2017, we had $19.3 million of remaining availability to purchase shares under the program, which continues in effect until August 15, 2018, or until the authorized funds are exhausted.

We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. We ended the third quarter of 2017 with $149.6 million available under our credit facility. We believe that our financial position and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our three-pronged strategy.

Backlog

We define backlog as our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under these contracts. A customer’s intention to award us work under a fixed-price contract is not included in backlog unless there is an actual award to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost plus contracts we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of master service agreements that typically have a one-year to three-year duration from execution. Backlog may not accurately represent the revenues that we expect to realize during any particular period. Several factors such as the timing of contract awards, the type and duration of contracts, and the mix of subcontractor and material costs in our projects can impact our backlog at any point in time. Some of our revenue does not appear in our periodic backlog reporting because the award of the project, as well as the execution of the work, may all take place within the period. Our backlog only includes projects that have a signed contract or an agreed upon work order to perform work on mutually accepted terms and conditions. Backlog should not be relied upon as a stand-alone indicator of future events.

Our backlog was $701.7 million at September 30, 2017, compared to $632.5 million at June 30, 2017 and $620.6 million at September 30, 2016. Our backlog at September 30, 2017 increased $69.2 million, or 10.9%, from June 30, 2017. Backlog in the T&D segment increased $18.6 million and C&I backlog increased $50.6 million compared to June 30, 2017. The increase in backlog does not include any amount related to the previously announced Denver Central 70 Project. We expect this project to be added to backlog during 2018.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at September 30, 2017
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2016

T&D	$313,597	$27,312	$386,701
C&I	388,080	74,052	302,131
Total	$701,677	$101,364	$688,832

Project Bonding Requirements and Parent Guarantees

A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our sureties for claims against our surety bonds. As of September, 2017, we had approximately $410.9 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $21.8 million as of September 30, 2017.

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

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended				Nine months ended
	September 30,				September 30,
	2017		2016		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Contract revenues	$373,502	100.0%	$283,259	100.0%	$1,029,816	100.0%	$798,827	100.0%
Contract costs	338,649	90.7	249,196	88.0	941,706	91.4	706,048	88.4
Gross profit	34,853	9.3	34,063	12.0	88,110	8.6	92,779	11.6
Selling, general and administrative expenses	23,814	6.4	23,203	8.2	74,617	7.2	69,579	8.7
Amortization of intangible assets	195	—	188	0.1	593	0.1	691	0.1
Gain on sale of property and equipment	(576)	(0.2)	(467)	(0.2)	(2,602)	(0.2)	(1,079)	(0.1)
Income from operations	11,420	3.1	11,139	3.9	15,502	1.5	23,588	2.9
Other income (expense)
Interest income	—	—	—	—	4	—	5	—
Interest expense	(685)	(0.2)	(408)	(0.1)	(1,793)	(0.2)	(833)	(0.1)
Other, net	(1,413)	(0.4)	(417)	(0.1)	212	—	(361)	—
Income before provision for income taxes	9,322	2.5	10,314	3.7	13,925	1.3	22,399	2.8
Income tax expense	4,177	1.1	4,168	1.5	6,350	0.6	8,766	1.1
Net Income	$5,145	1.4%	$6,146	2.2%	$7,575	0.7%	$13,633	1.7%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues.  Revenues increased $90.2 million, or 31.9%, to $373.5 million for the three months ended September 30, 2017 from $283.3 million for the three months ended September 30, 2016. The increase was primarily due to increased spending from existing C&I customers, the WPE acquisition in late 2016 and an increase in distribution projects.

Gross margin. Gross margin decreased to 9.3% for the three months ended September 30, 2017 from 12.0% for the three months ended September 30, 2016. The decrease in gross margin was primarily due to lower margins on certain T&D projects due to weather and lower productivity, as well as project delays and schedule extensions related to a T&D project in Canada. Margins were also negatively impacted by costs associated with organic and acquisition growth. Changes in estimates of gross profit on certain projects, including those discussed above, resulted in a gross margin decrease of 0.9% for the three months ended September 30, 2017. Gross margin increased 0.7% due to changes in estimates of gross profit on certain projects for the three months ended September 30, 2016.

Gross profit. Gross profit increased $0.8 million, or 2.3%, to $34.9 million for the three months ended September 30, 2017 from $34.1 million for the three months ended September 30, 2016, due to higher revenue, partially offset by lower overall gross margin.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) of $23.8 million for the three months ended September 30, 2017 increased $0.6 million from $23.2 million for the three months ended September 30, 2016. The year-over-year increase was primarily due to $1.4 million of costs associated with our expansion into new geographic markets and higher payroll costs to support operations, largely offset by lower bonus and profit sharing costs. As a percentage of revenues, SG&A decreased to 6.4% for the three months ended September 30, 2017 from 8.2% for the three months ended September 30, 2016.

Gain on sale of property and equipment. Gains from the sale of property and equipment for the three months ended September 30, 2017 were $0.6 million compared to $0.5 million for the three months ended September 30, 2016. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $0.7 million for the three months ended September 30, 2017 compared to $0.4 million for the three months ended September 30, 2016. This increase was primarily attributable to the amount and length of time borrowings under our line of credit were outstanding during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Other expense. Other expense was $1.4 million for the three months ended September 30, 2017 compared to other expense of $0.4 million for the three months ended September 30, 2016. The change was primarily attributable to $1.5 million of contingent consideration related to margin guarantees recognized on certain contracts associated with the acquisition of WPE, of which $0.8 million related to adjustments to amounts recognized in the prior periods.

Income tax expense. The income tax provision was $4.2 million for the three months ended September 30, 2017, with an effective tax rate of 44.8%, compared to a provision of $4.2 million for the three months ended September 30, 2016, with an effective tax rate of 40.4%. The increase in the tax rate for the three months ended September 30, 2017 was primarily caused by our inability to utilize losses experienced in certain Canadian operations.

Net income. Net income decreased to $5.1 million for the three months ended September 30, 2017 from $6.1 million for the three months ended September 30, 2016. The decrease was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended September 30,
	2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$215,970	57.8%	$206,441	72.9%
Commercial & Industrial	157,532	42.2	76,818	27.1
Total	$373,502	100.0	$283,259	100.0
Operating income (loss):
Transmission & Distribution	$9,251	4.3	$14,550	7.0
Commercial & Industrial	10,503	6.7	5,043	6.6
Total	19,754	5.3	19,593	6.9
Corporate	(8,334)	(2.2)	(8,454)	(3.0)
Consolidated	$11,420	3.1%	$11,139	3.9%

Transmission & Distribution

Revenues for our T&D segment for the three months ended September 30, 2017 were $216.0 million compared to $206.4 million for the three months ended September 30, 2016, an increase of $9.6 million, or 4.6%. The increase in revenue was primarily due to an increase in distribution projects.

Revenues from transmission projects represented 66.6% and 71.9% of T&D segment revenue for the three months ended September 30, 2017 and 2016, respectively. Additionally, for the three months ended September 30, 2017, measured by revenue in our T&D segment, we provided 30.5% of our T&D services under fixed-price contracts, as compared to 60.9% for the three months ended September 30, 2016.

Operating income for our T&D segment for the three months ended September 30, 2017 was $9.3 million, a decrease of $5.3 million from the three months ended September 30, 2016. The decline in T&D operating income was primarily due to lower margins on certain T&D projects due to weather and lower productivity, as well as project delays and schedule extensions related to a T&D project in Canada. As a percentage of revenues, operating income for our T&D segment was 4.3% for the three months ended September 30, 2017 compared to 7.0% for the three months ended September 30, 2016.

Commercial & Industrial

Revenues for our C&I segment for the three months ended September 30, 2017 were $157.5 million compared to $76.8 million for the three months ended September 30, 2016, an increase of $80.7 million, or 105.1%, primarily due to increased spending from existing customers and the WPE acquisition in late 2016.

Measured by revenue in our C&I segment, we provided 55.8% of our services under fixed-price contracts for the three months ended September 30, 2017, compared to 53.5% for the three months ended September 30, 2016.

Operating income for our C&I segment for the three months ended September 30, 2017 was $10.5 million, an increase of $5.5 million over the three months ended September 30, 2016. The year-over-year increase in operating income was primarily attributable to higher revenue, which was partially offset by costs associated with organic and acquisition growth. As a percentage of revenues, operating income for our C&I segment was 6.7% for the three months ended September 30, 2017 compared to 6.6% for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues. Revenues increased $231.0 million, or 28.9%, to $1.03 billion for the nine months ended September 30, 2017 from $798.8 million for the nine months ended September 30, 2016. The increase was primarily due to increased spending from existing C&I customers, the WPE acquisition in late 2016, higher revenue from large transmission projects and an increase in distribution projects.

Gross margin. Gross margin decreased to 8.6% for the nine months ended September 30, 2017 from 11.6% for the nine months ended September 30, 2016. The decrease in gross margin was primarily due to write-downs on three projects. Two projects in the Midwest U.S. were significantly impacted by weather resulting in unbudgeted costs associated with right-of-way access, lower productivity and increased road damage and repair requirements. As a result, we wrote down $4.1 million for these projects in the first nine months of 2017. One T&D project in Canada experienced cost impacts mainly associated with project delays and schedule extensions. Although we are working with our client to recover these costs, we have not recognized all of the revenues relating to various pending project claims and change orders, which resulted in write-downs on this project of $3.3 million. A higher mix of smaller, shorter duration T&D work also impacted margins for the nine months ended September 30, 2017. The shift in the mix of work also caused a decline in our fleet utilization and increased mobilization and demobilization costs. Margins were also impacted by costs associated with organic and acquisition growth. These impacts were partially offset by settlements related to previously unrecognized revenues on a project claim and pending change orders. Changes in estimates of gross profit on certain projects, including those discussed above, resulted in a gross margin decrease of 0.7% for the nine months ended September 30, 2017. Gross margin decreased 0.5% due to changes in estimates of gross profit on certain projects for the nine months ended September 30, 2016.

Gross profit. Gross profit decreased $4.7 million, or 5.0%, to $88.1 million for the nine months ended September 30, 2017 from $92.8 million for the nine months ended September 30, 2016 due to lower overall gross margin, partially offset by higher revenue.

Selling, general and administrative expenses. SG&A of $74.6 million for the nine months ended September 30, 2017 increased $5.0 million from $69.6 million for the nine months ended September 30, 2016. The year-over-year increase was primarily due to $6.6 million of costs associated with our expansion into new geographic markets and higher payroll costs to support operations, partially offset by lower bonus and profit sharing costs. Additionally, $1.0 million of costs associated with activist investor activities were incurred in the nine months ended September 30, 2016. As a percentage of revenues, SG&A decreased to 7.2% for the nine months ended September 30, 2017 from 8.7% for the nine months ended September 30, 2016.

Gain on sale of property and equipment. Gains from the sale of property and equipment for the nine months ended September 30, 2017 were $2.6 million compared to $1.1 million for the nine months ended September 30, 2016. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $1.8 million for the nine months ended September 30, 2017 compared to $0.8 million for the nine months ended September 30, 2016. This increase was primarily attributable to the amount and length of time borrowings under our line of credit were outstanding during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Other income (expense). Other income was $0.2 million for the nine months ended September 30, 2017 compared to other expense of $0.4 million for the nine months ended September 30, 2016. The change was in part attributable to $0.2 million of contingent consideration related to margin guarantees recognized on certain contracts associated with the acquisition of WPE.

Income tax expense. The income tax provision was $6.4 million for the nine months ended September 30, 2017 with an effective tax rate of 45.6%, compared to a provision of $8.8 million for the nine months ended September 30, 2016 with an effective tax rate of 39.1%. The increase in the tax rate for the nine months ended September 30, 2017 was primarily caused by our inability to utilize losses experienced in certain Canadian operations, partially offset by excess tax benefits of approximately $1.0 million pertaining to the vesting of stock awards and the exercise of stock options.

Net income. Net income decreased to $7.6 million for the nine months ended September 30, 2017 from $13.6 million for the nine months ended September 30, 2016. The decrease was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Nine months ended September 30,
	2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$651,498	63.3%	568,044	71.1%
Commercial & Industrial	378,318	36.7	230,783	28.9
Total	$1,029,816	100.0	$798,827	100.0
Operating income (loss):
Transmission & Distribution	$22,467	3.4	$40,804	7.2
Commercial & Industrial	19,668	5.2	9,633	4.2
Total	42,135	4.1	50,437	6.3
Corporate	(26,633)	(2.6)	(26,849)	(3.4)
Consolidated	$15,502	1.5%	$23,588	3.0%

Transmission & Distribution

Revenues for our T&D segment for the nine months ended September 30, 2017 were $651.5 million compared to $568.0 million for the nine months ended September 30, 2016, an increase of $83.5 million, or 14.7%. The increase in revenue was primarily due to higher revenue from large transmission projects and an increase in distribution projects.

Revenues from transmission projects represented 70.0% and 74.6% of T&D segment revenue for the nine months ended September 30, 2017 and 2016, respectively. Additionally, for the nine months ended September 30, 2017, measured by revenue in our T&D segment, we provided 30.0% of our T&D services under fixed-price contracts, as compared to 58.7% for the nine months ended September 30, 2016.

Operating income for our T&D segment for the nine months ended September 30, 2017 was $22.5 million, a decrease of $18.3 million from the nine months ended September 30, 2016. The decline in T&D operating income was primarily due to lower margins caused by write-downs experienced on two projects in the Midwest U.S. and on one project in Canada. Margins were also impacted by a higher mix of smaller, shorter duration work. The shift in the mix of work also caused a decline in our fleet utilization and increased mobilization and demobilization costs. As a percentage of revenues, operating income for our T&D segment was 3.4% for the nine months ended September 30, 2017 compared to 7.2% for the nine months ended September 30, 2016.

Commercial & Industrial

Revenues for our C&I segment for the nine months ended September 30, 2017 were $378.3 million compared to $230.8 million for the nine months ended September 30, 2016, an increase of $147.5 million, or 63.9%, primarily due to increased spending from existing customers and the WPE acquisition in late 2016.

Measured by revenue in our C&I segment, we provided 58.1% of our services under fixed-price contracts for the nine months ended September 30, 2017, compared to 62.7% for the nine months ended September 30, 2016.

Operating income for our C&I segment for the nine months ended September 30, 2017 was $19.7 million, an increase of $10.1 million over the nine months ended September 30, 2016. The year-over-year increase in operating income was primarily attributable to higher revenue from large projects, the settlement of a project claim that was previously not recognized in revenue and improved productivity on certain jobs. These were partially offset by costs associated with organic and acquisition growth. As a percentage of revenues, operating income for our C&I segment was 5.2% for the nine months ended September 30, 2017 compared to 4.2% for the nine months ended September 30, 2016.

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

Using EBITDA as a performance measure has material limitations as compared to net income, or other financial measures as defined under U.S. GAAP, as it excludes certain recurring items that may be meaningful to investors. EBITDA excludes interest expense or interest income; however, as we have borrowed money to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are a necessary element of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense, interest income, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net income in each period to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after tax basis. Using both EBITDA and net income to evaluate the business allows management and investors to (a) assess our relative performance against our competitors and (b) monitor our capacity to generate returns for our stockholders.

The following table provides a reconciliation of net income to EBITDA:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016

Net Income	$5,145	$6,146	$7,575	$13,633
Add:
Interest expense, net	685	408	1,789	828
Income tax expense	4,177	4,168	6,350	8,766
Depreciation & amortization	10,046	9,748	29,499	29,438
EBITDA	$20,053	$20,470	$45,213	$52,665

We also use EBITDA as a liquidity measure. Certain material covenants contained within our credit agreement (the “Credit Agreement”) are based on EBITDA. Non-compliance with these financial covenants under the Credit Agreement—our interest coverage ratio, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense and our Leverage Ratio (as defined in the Credit Agreement)—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, likely causing us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in the Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure is useful to investors and relevant to their assessment of our capacity to service or incur debt, fund capital expenditures, finance acquisitions and expand our operations.

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016

Provided By (Used In) Operating Activities:
Net cash flows provided by (used in) operating activities	$(40,970)	$(5,965)	$(21,790)	$40,497
Add/(subtract):
Changes in operating assets and liabilities	57,813	22,239	60,552	4,829
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities	(11,698)	(10,128)	(31,187)	(31,693)
Depreciation & amortization	10,046	9,748	29,499	29,438
Provision for income taxes	4,177	4,168	6,350	8,766
Interest expense, net	685	408	1,789	828
EBITDA	$20,053	$20,470	$45,213	$52,665

Liquidity and Capital Resources

As of September 30, 2017, we had working capital of $179.8 million. We define working capital as current assets less current liabilities. During the nine months ended September 30, 2017, operating activities of our business used net cash of $21.8 million, compared to $40.5 million of cash provided for the nine months ended September 30, 2016. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. Net cash used or provided by operating activities is driven by our net income adjusted for changes in operating assets and liabilities and non-cash items including, but not limited to, depreciation and amortization, stock-based compensation, deferred income taxes, and the gain on sale of property and equipment. The $62.3 million year-over-year decline in net cash from operating activities was primarily due to unfavorable changes in operating assets and liabilities of $55.7 million and a decrease of $6.1 million in net income, partly offset by a $1.5 million increase in gain on sale of equipment. The unfavorable change in operating assets and liabilities was primarily due to less cash provided by accounts receivable in the first nine months of 2017, mainly due to an increase in volume and the timing of billings and collections. Additionally, our receivable collections in the first nine months of 2016 benefited from improved billing and collection procedures for several of our clients. We also experienced a decrease in other liabilities due to lower bonus and profit sharing accruals.

In the nine months ended September 30, 2017, we used net cash in investing activities of $22.1 million, consisting of $24.9 million for capital expenditures, partially offset by $2.8 million of proceeds from the sale of equipment.

In the nine months ended September 30, 2017, we had net cash provided of $21.4 million in financing activities, consisting primarily of $20.4 million of borrowings under our revolving lines of credit, $3.7 million of other financing activities partially offset by $3.0 million of share repurchases. The $3.0 million of cash used to purchase shares of our common stock consisted of $2.2 million to purchase shares surrendered by employees to satisfy employee tax obligations under our stock compensation program and $0.8 million purchased under our share repurchase program.

We anticipate that our $149.6 million borrowing availability under our credit facility and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, and share repurchases. Although we believe that we have adequate cash and borrowing capacity to meet our liquidity needs, any large projects or acquisitions may require additional capital.

We have not historically paid dividends and currently do not expect to pay dividends.

Debt Instruments

On June 30, 2016, we entered into a five-year amended and restated Credit Agreement with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A. The Credit Agreement provides for a facility of $250 million (the “Facility”) that may be used for revolving loans and letters of credit. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $50 million. We have an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $100 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of our assets and the assets of our domestic subsidiaries and by a pledge of substantially all of the capital stock of our domestic subsidiaries and 65% of the capital stock of our direct foreign subsidiaries. Additionally, subject to certain exceptions, our domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement were, and will be, used for refinancing existing debt, working capital, capital expenditures, stock repurchases, acquisitions and other general corporate purposes.

Amounts borrowed under the Credit Agreement in U.S. dollars bear interest, at our option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 1.00%; or (2) the Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 2.00%. Amounts borrowed under the Credit Agreement in any currency other than U.S. dollars bear interest at a rate equal to the Adjusted LIBO Rate plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on our consolidated Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.125% to 2.125% for standby or commercial letters of credit, or 0.625% to 1.125% for performance letters of credit, based on the our consolidated Leverage Ratio. We are subject to a commitment fee of 0.20% to 0.375% based on our consolidated Leverage Ratio on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when our consolidated Leverage Ratio exceeds 2.25.

Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense. The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, we may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase, if given effect, shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters. We were in compliance with all of the covenants under the Credit Agreement as of September 30, 2017.

As of September 30, 2017, we had $79.5 million of debt outstanding under the Facility and irrevocable standby letters of credit outstanding of approximately $20.9 million. As of December 31, 2016, we had $59.1 million of debt outstanding under the Facility and irrevocable standby letters of credit outstanding of approximately $23.7 million.

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

For a discussion regarding off-balance sheet transactions, refer to Note 7, “Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements.

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2017 and 2016, none of our customers individually exceeded 10.0% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

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

These risks, contingencies and uncertainties include, but are not limited to, the following:

•	Our operating results may vary significantly from period to period.

•	Our industry is highly competitive. Increased competition can place downward pressure on contract prices and profit margins and may limit the number of projects that we are awarded.

•	We may be unsuccessful in generating internal growth, which could impact the projects available to the Company.

•	We may incur liabilities and suffer negative financial or reputational impacts relating to occupational health and safety matters.

•	Negative economic and market conditions, as well as regulatory and environmental requirements, may adversely impact our customers’ future spending and, as a result, our operations and growth.

•	Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of penalties, including liquidated damages.

•	Our business is labor intensive and we may be unable to attract and retain qualified employees.

•	The timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results.

•	Backlog may not be realized or may not result in profits and may not accurately represent future revenue.

•	Our business growth could outpace the capability of our internal resources and limit our ability to support growth.

•	Our dependence on suppliers, subcontractors and equipment manufacturers could expose us to the risk of loss in our operations.

•	Our participation in joint ventures and other projects with third parties may expose us to liability for failures of our partners.

•	Legislative or regulatory actions relating to electricity transmission and renewable energy may impact demand for our services.

•	Our use of percentage-of-completion accounting could result in a reduction or reversal of previously recognized profits.

•	Our actual costs may be greater than expected in performing our fixed-price and unit-price contracts.

•	Our financial results are based upon estimates and assumptions that may differ from actual results.

•	The loss of a key customer could have an adverse affect on us.

•	Our failure to comply with environmental and other laws and regulations could result in significant liabilities.

•	Unavailability or cancellation of third party insurance coverage would increase our overall risk exposure and could disrupt our operations.

•	We extend trade credit to customers for purchases of our services, and may have difficulty collecting receivables from them.

•	We may not be able to compete for, or work on, certain projects if we are not able to obtain the necessary bonds, letters of credit, bank guarantees or other financial assurances.

•	An inability to hire or retain key personnel could disrupt our business.

•	Our business may be affected by seasonal and other variations, including severe weather conditions.

•	We may fail to execute or integrate acquisitions or joint ventures successfully.

•	Work stoppages or other labor issues with our unionized workforce could adversely affect our business.

•	Multi-employer pension plan obligations related to our unionized workforce could adversely impact our earnings.

•	We may not have access in the future to sufficient funding to finance desired growth and operations.

•	Our operations are subject to a number of operational risks which may result in unexpected costs or liabilities.

•	Opportunities associated with government contracts could lead to increased governmental regulation applicable to us.

•	Risks associated with operating in the Canadian market could restrict our ability to expand and harm our business and prospects.

•	Our failure to comply with the laws applicable to our Canadian activities, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, could have an adverse effect on us.

•	The nature of our business exposes us to warranty claims, which may reduce our profitability.

•	Certain provisions in our organizational documents and Delaware law could delay or prevent a change in control of our company.

•	We, or our business partners, may be subject to failures, interruptions or breaches of information technology systems, which could affect our competitive position or damage our reputation.

•	Our stock has experienced significant price and volume fluctuations and future sales of our common stock could lead to dilution of our issued and outstanding common stock.

•	Our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur. Internal controls over financial reporting and disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objective will be met.

•	We are subject to risks associated with climate change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2017, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the nine months ended September 30, 2017 and 2016, including instruments for trading, hedging or speculating on changes in interest rates or commodity prices of materials used in our business.

As of September 30, 2017, we had $79.5 million of debt outstanding under the Facility. Borrowings under the Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If the prime rate, federal funds rate or LIBOR increased, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. If market rates of interest on all our revolving debt as of September 30, 2017, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.8 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of September 30, 2017, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by the same amount.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

As permitted by interpretive guidance issued by the Securities and Exchange Commission staff, companies are allowed to exclude acquired businesses from their assessment of internal control over financial reporting during the first year after completion of an acquisition while integrating the acquired company. Accordingly, as WPE was acquired by the Company on October 28, 2016, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 excluded WPE. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report excludes any evaluation of the internal controls of WPE. WPE represented a total of approximately 5.6% and 1.4% of total assets and net assets, respectively, as of September 30, 2017, and 4.6% and (5.9%) of contract revenues and income from operations, respectively, for the nine months then ended.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For further discussion regarding legal proceedings, please refer to Note 7, “Commitments and Contingencies—Litigation and Other Legal Matters” in the accompanying Notes to Consolidated Financial Statements.

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

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

July 1, 2017 - July 31, 2017	—	$—	—	$20,000,015
August 1, 2017 - August 31, 2017	33,338	$23.81	33,338	$19,317,692
September 1, 2017 - September 30, 2017	2,000	$24.61	2,000	$19,268,482
Total	35,338	$23.86	35,338

(1)	On July 27, 2017, the Company’s Board of Directors approved a $20.0 million share repurchase program that began when the previous share repurchase program expired on August 15, 2017. The current share repurchase program will expire on August 15, 2018, or when the authorized funds are exhausted.

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

MYR GROUP INC.
(Registrant)

November 1, 2017	/s/ BETTY R. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer

