Form 10-K
period 2017-12-31
MYR GROUP INC.
filed 2018-03-07
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(847) 290-1891

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

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

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the outstanding common equity held by non-affiliates of the registrant was approximately $431.4 million, based upon the closing sale price of the common stock on such date as reported by the NASDAQ Global Market (for purposes of calculating this amount, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the registrant have been deemed affiliates).

As of March 1, 2018 there were 16,467,474 shares of the registrant’s $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with its 2018 annual meeting of stockholders to be held on April 26, 2018, are incorporated into Part III hereof.

MYR GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us,” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

i

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “likely,” “unlikely,” “possible,” “potential,” “should” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict, and many of which are beyond our control. These and other important factors, including those discussed in Item 1A — “Risk Factors” of this report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

WEBSITE ACCESS TO COMPANY’S REPORTS

Our website address is www.myrgroup.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act will be available free of charge through our website as soon as reasonably possible after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

ii

PART I

Item 1.	Business

General

We are a holding company of specialty electrical construction service providers that was established in 1995 through the merger of long-standing specialty contractors. Through our subsidiaries, we serve the electric utility infrastructure, commercial and industrial construction markets. Our operations are currently conducted through wholly owned subsidiaries, including: The L. E. Myers Co.; Harlan Electric Company; Great Southwestern Construction, Inc.; Sturgeon Electric Company, Inc.; MYR Transmission Services, Inc.; E.S. Boulos Company; Western Pacific Enterprises Ltd.; High Country Line Construction, Inc.; MYR Transmission Services Canada, Ltd.; Northern Transmission Services, Ltd.; Sturgeon Electric California, LLC; and GSW Integrated Services, LLC. We provide electrical construction services, and limited gas construction services, through a network of local offices located throughout the United States and western Canada. We provide a broad range of services, including design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair.

Our principal executive offices are located at 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008. The telephone number of our principal executive offices is (847) 290-1891.

Reportable Segments

Through our subsidiaries, we are a leading specialty contractor serving the electric utility infrastructure, commercial and industrial construction markets in the United States and western Canada. We manage and report our operations through two electrical contracting service segments: Transmission and Distribution (“T&D”) and Commercial and Industrial (“C&I”). We generally focus on improving our profitability by selecting projects we believe will provide attractive margins, actively monitoring the costs of completing our projects, holding customers accountable for costs related to changes to contract specifications, and rewarding our employees for effectively managing costs.

Transmission and Distribution segment  We have operated in the T&D industry since 1891. We are one of the largest U.S. contractors servicing the T&D sector of the electric utility and renewable energy industries. We provide a broad range of services on electric transmission and distribution networks and substation facilities, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair, to customers in the electric utility and the renewable energy industries throughout the United States and Canada. Our T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems. We also provide emergency restoration services in response to hurricane, ice or other storm-related damage.

In our T&D segment, we generally serve the electric utility industry as a prime contractor, through traditional design-bid-build or engineering, procurement and construction (“EPC”) forms of project delivery. We have long-standing relationships with many of our T&D customers who rely on us to construct and maintain reliable electric and other utility infrastructure. We also provide many services to our customers under multi-year master service agreements (“MSAs”) and other variable-term service agreements.

Commercial and Industrial segment  We have provided electrical contracting services for C&I construction since 1912. Our C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, the installation of traffic networks and the installation of bridge, roadway and tunnel lighting. Our C&I operations are primarily in the western and northeastern United States and in western Canada where we have sufficient scale to deploy the level of resources necessary to achieve significant market share. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems.

In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors, but also contract directly with facility owners. We have a diverse customer base with many long-standing relationships.

Additional financial information related to our business segments is provided under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15 — Segment Information to our Financial Statements.

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

For the years ended December 31, 2017, 2016 and 2015, our top 10 customers accounted for 40.4%, 46.4%, and 44.6% of our revenues, respectively. For the year ended December 31, 2017, one T&D customer accounted for 10.7% of our revenues. For the years ended December 31, 2016 and 2015, no single customer accounted for more than 10.0% of annual revenues.

For the years ended December 31, 2017, 2016 and 2015, revenues derived from T&D customers accounted for 62.7%, 71.7% and 74.9% of our total revenues, respectively, and revenues derived from C&I customers accounted for 37.3%, 28.3% and 25.1% of our total revenues, respectively.

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

Fixed-price and unit-price contracts typically have the highest potential margins; however, they hold a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have less margin upside, but generally have a lower risk of cost overruns. Work in our T&D segment is generally completed under fixed-price, time-and-materials, time-and-equipment, unit-price and cost-plus agreements. C&I work is typically performed under fixed-price, time-and-materials, cost-plus, and unit-price agreements. Fixed-price contracts accounted for 43.5%, of total revenue for the year ended December 31, 2017, including 31.4%, of our total revenue for our T&D segment and 63.7%, of our total revenue for our C&I segment.

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

A portion of the work we perform requires financial assurances in the form of performance and payment bonds or letters of credit at the time of execution of the contract. Most of our contracts include retention provisions of up to 10%, which are generally withheld from each progress payment as retainage until the contract work has been completed and approved.

Materials

In many cases, our T&D customers are responsible for supplying their own materials on projects; however, under certain contracts, we may agree to provide all or a portion of the required materials. For our C&I contracts, we usually procure the necessary materials and supplies. We are not dependent on any one supplier for materials or supplies.

Subcontracting

We are the prime contractor for the majority of our T&D projects. We may use subcontractors to perform portions of our contracts and to manage workflow, particularly for design, engineering, procurement and some foundation work. We often work with subcontractors who are sole proprietorships or small business entities. Subcontractors normally provide their own employees, vehicles, tools and insurance coverages. We are not dependent on any single subcontractor. Our contracts with subcontractors often contain provisions limiting our obligation to pay the subcontractor if our client has not paid us. We hold our subcontractors responsible for their work or delays in their performance. On larger projects we may require performance and payment bonding from subcontractors, where we deem appropriate, based on the risk involved. We occasionally perform work as a subcontractor, and we may elect to do so from time-to-time on larger projects in order to manage our execution risk. When we perform work as a subcontractor we are often only paid after the general or prime contractor is paid.

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

We believe that the principal competitive factors that customers consider in our industry are:

•	price and flexible contract terms;
•	safety programs and safety performance;
•	technical expertise and experience;
•	management team experience;

•	reputation and relationships with the customer;
•	geographic presence and breadth of service offerings;
•	willingness to accept risk;
•	quality of service execution;
•	specialized equipment, tooling and centralized fleet structure;
•	the availability of qualified and/or licensed personnel;
•	adequate financial resources and bonding capacity;
•	technological capabilities; and
•	weather-damage restoration abilities and reputation.

While we believe our customers consider a number of factors when selecting a service provider, most of their work is awarded through a bid process where price is always a principal factor. See “Risk Factors — Our industry is highly competitive. Increased competition can place downward pressure on contract prices and profit margins and may limit the number of projects that we are awarded.”

T&D Competition

Our T&D segment competes with a number of companies in the local markets where we operate, ranging from small local independent companies to large national firms. There are many national or large regional firms that compete with us for T&D contracts including, among others, Asplundh Construction Corp., Davis H. Elliot Company, Inc., Henkels & McCoy, Inc., MasTec, Inc., MDU Resources Group, Inc., Michels Corporation, Pike Corporation, Power Line Services, Inc., Quanta Services, Inc. and Willbros Group, Inc.

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

Project Bonding Requirements and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We generally must reimburse the surety for any expenses or outlays it incurs. These bonds are typically issued at the face value of the contract awarded. As of December 31, 2017, we had approximately $200.8 million in original face amount of bonds outstanding for projects in our T&D segment and $296.2 million for projects in our C&I segment. Our estimated remaining cost to complete these bonded projects for both segments was approximately $144.5 million as of December 31, 2017. As of December 31, 2016, we had approximately $654.2 million in original face amount of bonds outstanding for projects in our T&D segment and $233.5 million for projects in our C&I segment. The ability to post bonds provides us with a competitive advantage over smaller or less financially secure competitors. We believe that the strength of our balance sheet, as well as our strong and long-standing relationship with our surety, enhances our ability to obtain adequate financing and bonds.

From time to time we guarantee the obligations of our wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease agreements and, in some states, obligations in connection with obtaining contractors’ licenses. Additionally, from time to time we are required to post letters of credit to guarantee the obligations of our wholly owned subsidiaries, which reduces the borrowing availability under our credit facility.

Backlog

We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. A customer’s intention to award us work under a fixed-price contract is not included in backlog unless there is an actual award and contract to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of MSAs that typically have a one-year to three-year duration from execution. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to generate in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Our estimated backlog also includes our proportionate share of unconsolidated joint venture contracts. See “Item 1A. Risk Factors — Backlog may not be realized or may not result in profits and may not accurately represent future revenue.”

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

There can be no assurance as to the accuracy of our customers’ requirements or of our estimates of existing and future needs under MSAs, or of the values of our cost or time-dependent contracts and, therefore, our current backlog may not be realized as part of our future revenues. Subject to the foregoing discussions, the following table summarizes our backlog that we believe to be firm as of the dates shown and the backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at December 31, 2017
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total Backlog at December 31, 2016
T&D	$333,147	$30,823	$386,701
C&I	345,992	39,316	302,131
Total	$679,139	$70,139	$688,832

Changes in backlog from period to period are primarily the result of fluctuations in the timing of awards and revenue recognition of contracts. Our backlog as of December 31, 2017 included our proportionate share of unconsolidated joint venture backlog totaling $27.6 million. The December 31, 2017 backlog does not include any amount related to the previously announced Denver Central 70 Project. We expect this project to be added to backlog in the first quarter of 2018.

Trade Names and Intellectual Property

We operate in the United States under a number of trade names, including The L. E. Myers Co.; Harlan Electric Company; Great Southwestern Construction, Inc.; Sturgeon Electric Company, Inc.; MYR Transmission Services, Inc.; E.S. Boulos Company; High Country Line Construction, Inc.; Sturgeon Electric California, LLC; and GSW Integrated Services, LLC. We operate in Canada under the trade names MYR Transmission Services Canada, Ltd.; Northern Transmission Services, Ltd and Western Pacific Enterprises Ltd. We do not generally register our trade names, but instead rely on statutory and common law protection. While we consider our trade names to be valuable assets, we do not consider any single trade name to be of such material importance that its absence would cause a material disruption to our business. We also do not materially rely upon any patents, licenses or other intellectual property.

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

Our fleet of equipment is managed by our centralized fleet management group. Our fleet is highly mobile, which gives us the ability to shift resources from region-to-region quickly and to effectively respond to customer needs or major weather events. Our centralized fleet management group is designed to enable us to optimize and maintain our equipment to achieve the highest equipment utilization, which helps to maintain a competitive position with respect to our equipment costs. We develop internal equipment rates which provide our business units with appropriate pricing levels to estimate their bids for new projects more accurately. We also involve our business units in prioritizing the use of our fleet assets. The fleet management group also manages the procurement and disposition of equipment and short-term rentals. All of these factors are critical in allowing us to operate efficiently and meet our customers’ needs.

Regulation

Our operations are subject to various laws and regulations including:

•	licensing, permitting and inspection requirements applicable to electricians and engineers;
•	regulations relating to worker safety and environmental protection;
•	licensing, permitting and inspection requirements applicable to construction projects;
•	building and electrical codes;
•	special bidding and procurement requirements on government projects; and
•	local laws and government acts regulating work on protected sites.

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

Additionally, there are significant environmental regulations under consideration to encourage the use of clean energy technologies and regulate emissions of greenhouse gases to address climate change. We regularly monitor the various proposals in this regard. Although the impact of climate change regulations on our business will depend on the specifics of governmental policies, legislation, and regulation, we believe that we will be well-positioned to adapt our business to meet new regulations. See “Item 1A. Risk Factors — We are subject to risks associated with climate change” and “Item 1A. Risk Factors — Our failure to comply with environmental and other laws and regulations could result in significant liabilities.”

Cyclical Nature of Business and Seasonality

The demand for construction and maintenance services from our customers is cyclical in nature and vulnerable to downturns in the industries we serve as well as the economy in general. As a result, our volume of business could be adversely affected by declines or delays in new projects in various geographic regions.

Although our revenues are primarily driven by spending patterns in our customers’ industries, our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, daylight hours, availability of system outages from utilities and holidays. For example, during the winter months, demand for our T&D work may be high, but our work can be delayed due to inclement weather. During the summer months, the demand for our T&D work may be affected by fewer available system outages during which we can perform electrical line service work due to peak electrical demands caused by warmer weather. During the spring and fall months, the demand for our T&D work may increase due to improved weather and system availability; however, extended periods of rain and other severe weather can affect the deployment of our crews and the efficiency of our operations.

Employees

We seek to attract and retain highly qualified craft employees by providing a superior work environment through our emphasis on safety, our competitive compensation, and our high quality fleet of equipment. The number of individuals we employ varies significantly throughout the year, typically with lower staffing levels at year end and through the winter months when fewer projects are active. The number of craft employees fluctuates depending on the number and size of projects at any particular time. As of December 31, 2017, we had approximately 5,275 employees, consisting of approximately 950 salaried employees, including executive officers, district managers, project managers, superintendents, estimators, office managers, and staff and clerical personnel, and approximately 4,325 craft employees. Approximately 91% of our craft employees are members of unions, with the majority being members of the International Brotherhood of Electrical Workers (“IBEW”), who are represented by many local unions under agreements with generally uniform terms and varying expiration dates. We generally are not direct parties to such local agreements, but instead these agreements are entered into by and between the IBEW local unions and the National Electrical Contractors Association (“NECA”), of which we are a member. NECA negotiates the terms of these agreements on our behalf. On occasion we will also employ individuals who are members of other trade unions pursuant to multi-employer, multi-union project agreements.

Executive Officers

Name	Age on March 7, 2018	Position
Richard S. Swartz, Jr.	54	President and Chief Executive Officer
Betty R. Johnson	59	Senior Vice President, Chief Financial Officer and Treasurer
William A. Koertner	68	Executive Chairman of the Board of Directors
Tod M. Cooper	53	Senior Vice President, Chief Operating Officer T&D
Gerald B. Engen, Jr.	67	Senior Vice President, Chief Legal Officer and Secretary
Jeffrey J. Waneka	56	Senior Vice President, Chief Operating Officer C&I

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

William A. Koertner stepped down as president and chief executive officer effective January 1, 2017. He continues his role as executive chairman of the board. Mr. Koertner has served as executive chairman of the board since 2007 and served as president and chief executive officer from 2003 to the end of 2016. Mr. Koertner joined us as senior vice president, treasurer and chief financial officer in 1998. Prior to joining us, Mr. Koertner served as vice president at Central Illinois Public Service Company from 1989 until 1998.

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

Our business can be highly cyclical and subject to seasonal and other variations that can result in significant differences in operating results from period to period. Additionally, our results may be materially and adversely affected by:

•	the timing and volume of work under contract;
•	increased competition and changes in the competitive marketplace for our services;
•	the spending patterns of customers and governments;
•	safety performance and reputation;
•	increased costs of performance of our services caused by adverse weather conditions;
•	cost overruns on fixed-price and unit-price contracts;
•	the amount of subcontractor and material costs in our projects;
•	decreased equipment utilization;
•	permitting, regulatory or customer-caused delays on projects;
•	disputes with customers relating to payment terms under our contracts and change orders, and our ability to successfully negotiate and obtain payment or reimbursement under our contracts and change orders;
•	variations in the margins of projects performed during any particular reporting period;
•	a change in the demand for our services;
•	increases in design and construction costs that we are unable to pass through to our customers;
•	the termination or expiration of existing agreements;
•	regional and general economic conditions and the condition of the financial markets;
•	losses experienced in our operations not otherwise covered by insurance;
•	a change in the mix of our customers, contracts and business;
•	payment risk associated with the financial condition of our customers;
•	costs we incur to support growth internally or otherwise;
•	availability of qualified labor for specific projects;
•	liabilities associated with participation in joint ventures related to third party failures;
•	significant fluctuations in foreign currency exchange rates;
•	changes in bonding requirements applicable to existing and new agreements;

•	changes in accounting pronouncements that require us to account for items differently than historical pronouncements;
•	the timing and integration of acquisitions and the magnitude of the related acquisition and integration costs;
•	costs associated with our multi-employer pension plan obligations;
•	the availability of equipment;
•	costs associated with responding to actions of activist stockholders;
•	impairment of goodwill or intangible assets; and
•	warranty claims.

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

Many projects involve challenging engineering, procurement and construction phases that may occur over several years. We may encounter difficulties that impact our ability to complete the project in accordance with the original delivery schedule. These difficulties may be the result of delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from our customer’s failure to timely obtain permits or rights-of-way or meet other regulatory requirements, weather-related delays, delays caused by difficult worksite environments, delays caused by inefficiencies and not achieving expected labor performance, and other factors, some of which are beyond our control. In addition, for some projects we contract with third-party subcontractors to assist us with the completion of contracts. Any delay or failure by suppliers or by subcontractors in the completion of their portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric transmission lines, renewable energy projects, or other facilities. We may not be able to recover the costs we incur that are caused by delays. In certain circumstances, we guarantee project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations, and we may not be able to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation or relationships with customers, adversely affecting our ability to secure new contracts. Larger projects, in particular, present additional performance risks due to the more complex work involved.

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

Our revenues may be exposed to potential risk if a project is terminated or canceled, if our customers encounter financial difficulties or if we encounter disputes with our customers.

Our contracts often require us to satisfy or achieve certain milestones in order to receive payment for the work performed, or in the case of cost-reimbursable contracts, provide support for billings in advance of receiving payment. As a result, we may incur significant costs or perform significant amounts of work prior to receipt of payment. If any of our customers do not proceed with the completion of projects or default on their payment obligations, or if we encounter disputes with our customers with respect to the adequacy of billing support, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred. In addition, many of our customers for large projects are project-specific entities that do not have significant assets other than their interests in the project and may encounter financial difficulties relating to their businesses. It may be difficult to collect amounts owed to us by these customers. If we are unable to collect amounts owed to us, this would have an adverse effect on our future financial condition, results of operations and cash flows.

We have in the past brought, and may in the future bring, claims against our customers related to, among other things, the payment terms of our contracts and change orders relating to our contracts. These types of claims occur due to, among other things, customer-caused delays or changes in project scope, both of which may result in additional cost, which may or may not be recovered until the claim is resolved. In some instances, these claims can be the subject of lengthy legal proceedings, and it is difficult to accurately predict when they will be fully resolved. A failure to promptly recover on these types of claims could have a negative impact on our financial condition, results of operations and cash flows. Additionally, any such claims may harm our future relationships with our customers.

Our business is labor intensive and we may be unable to attract and retain qualified employees.

Our ability to maintain our productivity and our operating results may be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced shortages of certain types of qualified personnel, such as linemen, field supervisors, project managers and engineers, in certain regions. In addition, our projects are sometimes located in remote areas which can make recruitment and deployment of our employees challenging. During periods with large volumes of storm restoration services work, linemen are frequently recruited across geographic regions to satisfy demand. Many linemen are willing to travel to earn premium wages for such work, which from time-to-time makes it difficult for us to retain these workers for ongoing projects when storm conditions persist. The supply of experienced linemen, field supervisors, project managers, engineers and other skilled workers may not be sufficient to meet current or expected demand. The commencement of new, large-scale infrastructure projects or increased demand for infrastructure improvements, as well as the shrinking electric utility workforce, may reduce the pool of skilled workers available to us. Labor shortages could impair our ability to maintain our business or grow our revenues. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses.

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

Many of our contracts may be canceled upon short notice, typically 30 to 90 days, even if we are not in default under the contract, and we may be unsuccessful in replacing our contracts if they are canceled or as they are completed or expire. We could experience a decrease in our revenue, net income and liquidity if contracts are canceled and if we are unable to replace canceled, completed or expired contracts. Certain of our customers assign work to us on a project-by-project basis under MSAs. Under these agreements, our customers often have no obligation to assign a specific amount of work to us. Our operations could decline significantly if the anticipated volume of work is not assigned to us or is canceled. Many of our contracts, including our MSAs, are opened to competitive bid at the expiration of their terms. There can be no assurance that we will be the successful bidder on our existing contracts that come up for re-bid.

We may incur liabilities and suffer negative financial or reputational impacts relating to occupational health and safety matters.

Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk, and there can be no assurance that we will avoid significant liability exposure. Our business is subject to numerous safety risks, including electrocutions, fires, explosions, mechanical failures, weather-related incidents, transportation accidents and damage to equipment. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large monetary claims and, in extreme cases, criminal liability. Our workforce have suffered serious injuries and fatalities in the past and may suffer additional serious injuries and fatalities in the future. Monetary claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities. In addition, we have in the past, and we may in the future, be subject to criminal penalties relating to occupational health and safety violations, which have resulted in and could in the future result in substantial costs and liabilities. Any of the foregoing could result in financial loss, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Backlog is difficult to determine accurately, and companies within our industry may define backlog differently. Reductions in backlog due to cancellation, termination or scope adjustment by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts in backlog. In the event of a project cancellation, termination or scope adjustment, we typically have no contractual right to the total revenues reflected in our backlog. The timing of contract awards, duration of large new contracts and the mix of services, subcontracted work and material in our contracts can significantly affect backlog reporting. Given these factors and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot provide assurance as to our customers’ requirements or our estimates of backlog. See “Item 1. Business — Backlog” for a discussion on how we calculate backlog for our business.

Our business growth could outpace the capability of our internal resources and limit our ability to support growth.

Our internal resources, including our workforce, specialized equipment and financial resources, may not be adequate to support our operations as they expand, particularly if we are awarded a significant number of large projects in a short time period. A large project may require hiring additional qualified personnel, such as linemen, field supervisors, project managers, engineers and safety personnel, the supply of which may not be sufficient to meet our demands.

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

Current and potential legislative or regulatory actions may impact demand for our services. Certain legislation or regulations require utilities to meet reliability standards and encourage installation of new electric transmission and renewable energy generation facilities. However, it is unclear whether these initiatives will create sufficient incentives for projects or result in increased demand for our services. Additionally, in the past we have benefited from certain tax credits that are being eliminated, which could impact current and future demand for our services.

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

We maintain insurance policies with respect to automobile liability, general liability, workers’ compensation, and other coverages, but those policies do not cover all possible claims and are subject to high deductible limits. We also have an employee health care benefit plan for employees not subject to collective bargaining agreements, which is subject to certain deductible limits. Insurance losses are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety programs, and as a result, our actual losses may exceed our estimates.

The loss of a key customer could have an adverse effect on us.

Our customer base is highly concentrated, with our top ten customers accounting for 40.4% of our revenue and one T&D customer accounting for 10.7% of our revenues for the year ended December 31, 2017. Much of our success depends on developing and maintaining relationships with our major customers. Our revenue could significantly decline if we lose one or more of our significant customers. In addition, revenues generated from contracts with significant customers may vary from period-to-period depending on the timing and volume of work ordered by such customers in a given period and as a result of competition from the in-house service organizations of our customers.

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

We have also granted security interests in various assets to collateralize our obligations to our sureties and lenders. Furthermore, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on certain projects that would require bonding.

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

Our business may be affected by seasonal and other variations, including severe weather conditions and the nature of our work environment.

Although our revenues are primarily driven by spending patterns in our customers’ industries, our revenues and results of operations can be subject to seasonal variations, particularly in our T&D segment. These variations are influenced by weather, hours of daylight, customer spending patterns, available system outages from utilities and holidays, and can have a significant impact on our gross margins. Our profitability may decrease during the winter months and during severe weather conditions because work performed during these periods may be restricted and more costly to complete. Additionally, our T&D customers often cannot remove their T&D lines from service during the summer months when consumer demand for electricity is at its peak, delaying the demand for our maintenance and repair services. Furthermore, our work is performed under a variety of conditions, including but not limited to, difficult terrain, difficult site conditions and large urban centers where delivery of materials and availability of labor may be impacted and sites which may have been exposed to harsh and hazardous conditions. Working capital needs are also influenced by the seasonality of our business. We generally experience a need for additional working capital during the spring when we increase outdoor construction in weather-affected regions of the country, and we convert working capital assets to cash during the winter months.

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

As of December 31, 2017, approximately 91% of our craft labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages could adversely impact our relationships with our customers and could cause us to lose business, resulting in decreased revenues.

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

We, or our business partners, may be subject to failures, interruptions or breaches of information technology systems, which could affect our operations, competitive position, sensitive information or damage our reputation.

We use our own information technology systems as well as our business partners’ systems to maintain certain data and provide reports. Furthermore, in connection with our business we collect and retain personally identifiable and other sensitive information of our customers, stockholders and employees, all of which expect that we will adequately protect such information. The failure of these systems to operate effectively or problems with transitioning to upgraded or replacement systems could cause delays and reduce the efficiency of our operations, which could have a material adverse effect on our results of operations, and significant costs could be incurred to remediate the problem. Additionally, our security measures, and those of our business partners, may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and may result in persons obtaining unauthorized access to our customer, stockholder or employee data or accounts. While we devote significant resources to network security and other security measures to protect our systems and data, these security measures cannot provide absolute security. If a security breach affects our informational technology systems, or results in the unauthorized release of our proprietary or sensitive information, our competitive situation or our reputation could be damaged and could result in significant costs, fines and litigation.

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

Changes in our interpretation of tax laws could impact the determination of our income tax liabilities for a tax year.

We have operations in the United States and Canada and are subject to the jurisdiction of a multiple federal and state taxing authorities. The income earned in these various jurisdictions is taxed on different bases which are subject to change by the taxing authorities. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred. Changes in the operating environment, including changes in or interpretation of tax law, could impact the determination of our income tax liabilities for the year.

Additionally, we are currently evaluating provisions of the United States Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017, which among other things, lowered the corporate income tax rate from 35% to 21% and moved the country towards a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of foreign subsidiaries. In the fourth quarter of 2017, we recorded a net income tax benefit of approximately $7.8 million related to our preliminary assessment of the net effects of the Tax Act. As we do not have all the necessary information to analyze all income tax effects of the Tax Act, this is a provisional amount which we believe represents a reasonable estimate of the accounting implications of the Tax Act. We will continue to evaluate the Tax Act and adjust the provisional amounts as additional information is obtained. The ultimate impact of the Tax Act may differ from our provisional amounts due to changes in our interpretations and assumptions, as well as additional regulatory guidance that may be issued. We expect to complete our detailed analysis no later than the fourth quarter of 2018. For further information, see Note 10 — Income Taxes to the consolidated Financial Statements.

Risks associated with operating in the Canadian market could restrict our ability to expand and harm our business and prospects.

There are numerous inherent risks in conducting our business in a different country including, but not limited to, potential instability in markets, political, economic or social conditions, and difficult or additional legal and regulatory requirements applicable to our operations. Limits on our ability to repatriate earnings, exchange controls, and complex U.S. and Canadian laws and treaties could also adversely impact our operations. Changes in the value of the Canadian dollar could increase or decrease the U.S. dollar value of our profits earned or assets held in Canada or potentially limit our ability to reinvest earnings from our operations in Canada to fund the financing requirements of our operations in the U.S. These risks could restrict our ability to provide services to Canadian customers or to operate our Canadian business profitably, and could negatively impact our results. We also are exposed to currency risks relating to the translation of certain monetary transactions, assets and liabilities.

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

The nature of our business exposes us to potential liability for warranty claims and faulty engineering, which may reduce our profitability.

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

Our business involves professional judgments regarding the planning, design, development, construction, operations and management of electric power transmission and commercial construction. Because our projects are often technically complex, our failure to make judgments and recommendations in accordance with applicable professional standards, including engineering standards, could result in damages. While we do not generally accept liability for consequential damages, and although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, a significantly adverse or catastrophic event at one of our project sites or completed projects resulting from the services we have performed could result in significant warranty, professional liability, or other claims against us as well as reputational harm, especially if public safety is impacted. These liabilities could exceed our insurance limits or could impact our ability to obtain insurance in the future. In addition, customers, subcontractors or suppliers who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured claim, either in part or in whole, if successful and of a material magnitude, could have a substantial impact on our business, financial condition, results of operations and cash flows.

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

An increase in the prices of certain materials and commodities used in our business could adversely affect our business.

For certain contracts, we are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in all of our operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, some of our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on our variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

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

Our principal executive offices are located at 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008, the lease term of which expires on January 31, 2020. In addition to our executive offices, our corporate accounting and finance departments, corporate information technology department and certain legal and other personnel are located at this office. As of December 31, 2017, we owned 15 operating facilities and leased many other properties in various locations throughout our service territory. Most of our properties are used as offices or for fleet operations. We believe that our facilities are adequate for our current operating needs. We do not believe that any owned or leased facility is material to our operations and, if necessary, we could obtain replacement facilities for our leased facilities.

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

The following table sets forth the high and low sales prices of our common stock per share, as reported by The NASDAQ Global Market for each of the periods listed:

	High	Low
Year Ended December 31, 2017
First Quarter	$43.77	$35.89
Second Quarter	$43.49	$27.83
Third Quarter	$32.26	$23.00
Fourth Quarter	$37.62	$29.05
Year Ended December 31, 2016
First Quarter	$25.69	$17.77
Second Quarter	$26.70	$22.59
Third Quarter	$30.38	$21.84
Fourth Quarter	$41.43	$28.34

Holders of Record

As of March 7, 2018, we had 14 holders of record of our common stock.

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

Purchases of Common Stock.

We did not purchase any shares of common stock in October, November or December of 2017.

Performance Graph

The following Performance Graph and related information shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares, for the period from December 31, 2012 to December 31, 2017, the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index (the “S&P 500 Index”), the Russell 2000 Index, and a peer group index selected by our management that includes fourteen publicly traded companies within our industry (the “Peer Group”). The comparison assumes that $100 was invested on December 31, 2012 and further assumes any dividends were reinvested quarterly. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

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

Aegion Corporation	Granite Construction Incorporated	Quanta Services, Inc.*
Astec Industries, Inc.	IES Holdings, Inc.	Tetra Tech, Inc.
Comfort Systems USA, Inc.	MasTec, Inc.*	TRC Companies, Inc.
Dycom Industries, Inc.	Matrix Service Company	Willbros Group, Inc.*
EMCOR Group*	Primoris Services Corporation

*	Considered our core group of peers with a more significant portion of operations being similar to ours than the overall group. Graph presents entire Peer Group.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
MYR Group Inc.	100.00	112.72	123.15	92.63	169.35	160.58
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
Peer Group	100.00	124.63	114.60	113.26	168.86	195.54

Item 6.	Selected Financial Data

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

Statement of operations data:

	For the year ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Contract revenues	$1,403,317	$1,142,487	$1,061,681	$943,967	$902,729
Contract costs	1,278,313	1,007,764	939,340	811,553	777,852
Gross profit	125,004	134,723	122,341	132,414	124,877
Selling, general and administrative expenses	98,611	96,424	79,186	73,818	69,818
Amortization of intangible assets	499	886	571	334	335
Gain on sale of property and equipment	(3,664)	(1,341)	(2,257)	(142)	(893)
Income from operations	29,558	38,754	44,841	58,404	55,617
Other income (expense):
Interest income	4	5	25	106	9
Interest expense	(2,603)	(1,299)	(741)	(722)	(727)
Other income (expense), net	(2,319)	885	174	162	(27)
Income before provision for income taxes	24,640	38,345	44,299	57,950	54,872
Income tax expense(1)	3,486	16,914	16,997	21,406	20,113
Net income	$21,154	$21,431	$27,302	$36,544	$34,759
Income per common share:
Basic	$1.30	$1.25	$1.33	$1.73	$1.65
Diluted	$1.28	$1.23	$1.30	$1.69	$1.61
Weighted average number of common shares and potential common shares outstanding:
Basic	16,273	17,109	20,577	20,922	20,821
Diluted	16,496	17,461	21,038	21,466	21,431

Balance sheet data:

	As of December 31,
(in thousands)	2017	2016	2015	2014	2013
Cash and cash equivalents	$5,343	$23,846	$39,797	$77,636	$76,454
Working capital(2)	191,172	146,677	123,630	141,913	119,570
Total assets	603,788	573,495	524,925	520,086	525,422
Long-term debt	78,960	59,070	—	—	—
Total liabilities	316,749	310,321	195,045	197,553	229,331
Stockholders’ equity	287,039	263,174	329,880	322,553	296,091

Other Data: (Unaudited)

	For the year ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Net cash flows provided by (used in) operating activities	$(9,198)	$54,490	$43,000	$54,976	$95,062
Net cash flows used in investing activities	(26,501)	(34,128)	(56,928)	(38,725)	(41,574)
Net cash flows provided by (used in) financing activities	16,889	(35,539)	(23,911)	(15,069)	3,141
Depreciation and amortization(3)	38,576	39,122	38,029	33,423	29,195
Capital expenditures	30,843	25,371	46,599	39,045	42,725
Backlog(4)	679,139	688,832	450,934	433,641	326,094
EBITDA(5)	$65,815	$78,761	$83,044	$91,989	$84,785

(1)	Due to the enactment of the Tax Act on December 22, 2017, the results for the year ended December 31, 2017 include a net Tax Act benefit of $7.8 million, or $0.48 and $0.47 per basic and diluted share, respectively. See further discussion in Note 10 — Income Taxes to our Financial Statements.
(2)	Working capital represents total current assets less total current liabilities. Certain adjustments were made to working capital beginning in 2016 that are not reflected in the prior periods, see additional information related to these reclassifications in Note 1 — Organization, Business and Significant Accounting Policies to our Financial Statements.
(3)	Depreciation and amortization includes depreciation on capital assets, amortization of capital leases and amortization of finite-lived intangible assets.
(4)	Backlog represents our estimated revenue on uncompleted contracts, including the amount of revenue on contracts on which work has not begun, minus the revenue we have recognized under such contracts. See “Item 1. Business — Backlog” for a discussion on how we calculate backlog for our business and “Item 1A. Risk Factors — Backlog may not be realized or may not result in profits and may not accurately represent future revenue.”
(5)	We define EBITDA, a performance measure used by management, as net income plus: interest income and expense, provision for income taxes and depreciation and amortization, as shown in the following table. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from, the presentation of EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our Financial Statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, useful lives placed on assets, capital structure and the method by which assets were acquired.

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

The following table provides a reconciliation of net income to EBITDA:

	For the year ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Net income	$21,154	$21,431	$27,302	$36,544	$34,759
Interest expense, net	2,599	1,294	716	616	718
Provision for income taxes	3,486	16,914	16,997	21,406	20,113
Depreciation and amortization(2)	38,576	39,122	38,029	33,423	29,195
EBITDA	$65,815	$78,761	$83,044	$91,989	$84,785

We also use EBITDA as a liquidity measure. Certain material covenants contained within our credit agreement (the “Credit Agreement”) are based on EBITDA. Non-compliance with these financial covenants under the Credit Agreement — our interest coverage ratio which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement) and our leverage ratio, which is defined in the Credit Agreement as Consolidated Total Indebtedness (as defined in the Credit Agreement), divided by Consolidated EBITDA (as defined in the Credit Agreement) — could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, likely causing us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in the Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure is useful to investors and relevant to their assessment of our capacity to service or incur debt, fund capital expenditures, finance acquisitions and expand our operations.

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	For the year ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Net cash flows provided by (used in) operating activities	$(9,198)	$54,490	$43,000	$54,976	$95,062
Add/(subtract)
Changes in operating assets and liabilities	65,743	13,795	26,669	23,314	(27,950)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities	(35,391)	(46,854)	(42,367)	(41,746)	(32,353)
Depreciation and amortization(2)	38,576	39,122	38,029	33,423	29,195
Provision for income taxes	3,486	16,914	16,997	21,406	20,113
Interest expense, net	2,599	1,294	716	616	718
EBITDA	$65,815	$78,761	$83,044	$91,989	$84,785

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the other sections of this report, including the Financial Statements and related notes contained in Item 8 of this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.

Overview-Introduction

We are a holding company of specialty electrical construction service providers that was established in 1995 through the merger of long-standing specialty contractors. Through our subsidiaries, we serve the electric utility infrastructure and commercial construction markets. We manage and report our operations through two industry segments: T&D and C&I. We have operated in the T&D industry since 1891. We are one of the largest contractors servicing the T&D sector of the electric utility industry in the United States and provide T&D services in western Canada. Our customers include many of the leading companies in the industry. We have provided C&I electrical contracting services to facility owners and general contractors since 1912. We generally provide our C&I services as a subcontractor to general contractors, but also contract directly with facility owners.

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

We had revenues for the year ended December 31, 2017 of $1.403 billion compared to $1.142 billion for the year ended December 31, 2016. For the year ended December 31, 2017, our net income was $21.2 million compared to $21.4 million for the year ended December 31, 2016.

Overview-Segments

Transmission and Distribution segment.  Our T&D segment provides comprehensive solutions to customers in the electric utility and the renewable energy industries. Our T&D segment generally serves the electric utility industry as a prime contractor to customers such as investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. Our T&D segment provides a broad range of services on electric transmission and distribution networks and substation facilities, which include design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair. The demand for transmission construction and maintenance services has remained strong over the past several years due to the modernization of the existing electric utility infrastructure and the need to integrate renewable generation into the electric power grid.

For the year ended December 31, 2017, our T&D revenues were $879.4 million, or 62.7%, of our revenue, compared to $819.0 million, or 71.7%, of our revenue for the year ended December 31, 2016 and $794.9 million, or 74.9%, of our revenue for the year ended December 31, 2015. Revenues from transmission projects represented 68.5%, 75.8%, and 73.9% of T&D segment revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

Our T&D segment also provides restoration services in response to hurricanes, ice storms or other storm related events, which typically account for less than 5% of our annual revenues.

Measured by revenues in our T&D segment, we provided 31.4%, 56.9% and 48.4% of our T&D services under fixed-price contracts during the years ended December 31, 2017, 2016 and 2015, respectively. We also provide many services to our customers under multi-year maintenance service agreements and other variable service agreements.

Commercial and Industrial segment.  Our C&I segment provides a wide range of services including design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry as well as directly to facility owners. Our C&I operations are primarily in the western and northeastern United States and in western Canada where we have sufficient scale to deploy the level of resources necessary to achieve significant market share. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. The majority of C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems.

For the year ended December 31, 2017, our C&I revenues were $523.9 million, or 37.3%, of our revenue, compared to $323.5 million, or 28.3%, of our revenue for the year ended December 31, 2016 and $266.8 million, or 25.1%, of our revenue for the year ended December 31, 2015.

Measured by revenues in our C&I segment, we provided 63.7%, 73.4% and 71.6% of our services under fixed-price contracts for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Overview-Seasonality and Nature of Our Work Environment

Although our revenues are primarily driven by spending patterns in our customers’ industries, our revenues, particularly those derived from our T&D segment, and results of operations can be subject to seasonal variations. These variations are influenced by weather, daylight hours, availability of system outages from utilities, and holidays. During the winter months, demand for our T&D work may be high, but our work can be delayed due to inclement weather. During the summer months, the demand for our T&D work may be affected by fewer available system outages during which we can perform electrical line service work due to peak electrical demands caused by warmer weather conditions. During the spring and fall months, the demand for our T&D work may increase due to improved weather conditions and system availability; however, extended periods of rain and other severe weather can affect the deployment of our crews and efficiency of operations. Furthermore, our work is performed under a variety of conditions, including but not limited to, difficult terrain, difficult site conditions and large urban centers where delivery of materials and availability of labor may be impacted and sites which may have been exposed to harsh and hazardous conditions.

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

Outlook

We continue to expect long-term growth in the transmission market, although the timing of large bids and subsequent construction is likely to be highly variable from year to year. We believe several multi-year transmission projects will be available for bid in the 2018 to 2019 timeframe. We also expect bidding activity on small and medium-sized transmission and distribution projects to continue in 2018. We are optimistic about overall economic growth and infrastructure spending and believe that improving industry activity will continue in both our transmission and distribution market segments and the drivers for utility investment will remain intact. We believe that the Tax Act, other regulatory reform, state renewable portfolio standards, the aging of the electric grid, and the general improvement of the economy will positively impact the level of spending by our customers. Although competition remains strong, we see these trends as positive factors for us in the future.

Our business is directly impacted by the level of spending on T&D infrastructure and the level of C&I electrical construction activity across the United States and Canada. The electric grid is aging and requires significant upgrades and maintenance to meet current and future demands for electricity. In addition, regulatory pressures and low energy prices may accelerate the shut-down of coal-fired generating plants, which could result in the need for line upgrades and new substations. Over the past several years, many utilities have begun to implement plans to improve reliability of their transmission systems and reduce congestion. These utilities have started or planned new construction, line upgrades and maintenance projects on their transmission systems. We believe that our customers remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects already in place.

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

As a result of reduced spending by United States utilities on their distribution systems for several years, we believe there is a need for sustained investment by utilities on their distribution systems to properly maintain or meet reliability requirements. In 2017, we saw increased bidding activity in some of our electric distribution markets, as economic conditions improved in those areas. We believe that continued recovery in the United States economy, and in the housing market in particular, over the next few years could provide additional stimulus for spending by our customers on their distribution systems. In addition, after hurricanes Harvey, Irma and, Maria, we believe there will be a push to strengthen utility distribution systems against major storm-related damage. Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and staffing constraints. We believe electric utility employee retirements could increase with further economic recovery, which may result in an increase in outsourcing opportunities. We expect to see an incremental increase in distribution opportunities in the United States in 2018 and we believe these opportunities will continue to be bid in a competitive market.

We believe we will continue to see significant bidding activity on large transmission projects in 2018 and 2019. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and right-of-way permits needed to commence construction. Significant construction on any large, multi-year projects awarded in 2018 will not likely occur until 2019. Bidding and construction activity for small to medium-size transmission projects and upgrades remains strong, and we expect this trend to continue in 2018, primarily due to reliability and economic drivers. Competition and the unpredictability of awards in the transmission market may impact our ability to maintain high utilization of equipment and manpower resources which is essential to maintaining contract margins.

We saw increased activity in many of our C&I markets in 2017 and expect to see continued improvement in bidding opportunities in our C&I segment in 2018. We expect the long-term growth in our C&I segment to generally track the economic growth of the regions we serve.

Through 2017, we continued the implementation of our three-pronged strategy of organic growth, strategic acquisitions and prudent capital returns. In June 2016, we entered into an amended and restated, five-year credit agreement, which expanded our borrowing capacity to $250 million. This new credit agreement provided added resources and flexibility to execute each of our three-pronged strategy initiatives.

We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. In 2017 and 2016, we invested in capital expenditures of approximately $30.8 million and $25.4 million, respectively. Most of our capital expenditures supported opportunities in our T&D business. We plan to continue to evaluate our needs of additional equipment and tooling. Our investment strategy is based on our belief that spending in transmission and distribution projects will continue to remain strong over the next several years as electric utilities, cooperatives and municipalities make up for the lack of infrastructure spending in the past, combined with the overall need to integrate new generation into the electric power grid, and our belief that distribution demand will increase over the next several years.

We ended 2017 with $150.1 million available under our line of credit. We believe that our financial position and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our three-pronged strategy.

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

Performance Risk.  Margins may fluctuate because of the volume of work and the impacts of pricing and job productivity, which can be impacted both favorably and negatively by customer decisions and crew productivity, as well as other factors. When comparing a service contract between periods, factors affecting the gross margins associated with the revenues generated by the contract may include pricing under the contract, the volume of work performed under the contract, the mix of the type of work specifically being performed, the availability of labor resources at expected labor rates and the productivity of the crews performing the work. Productivity can be influenced by many factors including the experience level of the crew, whether the work is on an open or encumbered right of way, weather conditions, geographical conditions, trade stacking, performance of other sub-trades, schedule changes, effects of environmental restrictions and regulatory delays.

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

Seasonal, Weather and Geographical.  Seasonal patterns, primarily related to weather conditions and the availability of system outages, can have a significant impact on gross margins in a given period. It is typical during the winter months that parts of the country may experience snow or rainfall, which can affect our crews’ ability to work efficiently. Additionally, our T&D customers often cannot remove their T&D lines from service during the summer months, when consumer demand for electricity is at its peak, delaying maintenance and repair services. In both cases, projects may be delayed or temporarily placed on hold. Conversely, in periods when weather remains dry and temperatures are moderate, more work can be done, sometimes with less cost, which would have a favorable impact on gross margins. The mix of business conducted in different parts of the country could also affect margins, as some parts of the country offer the opportunity for higher margins than others due to the geographic characteristics associated with the location where the work is being performed. Such characteristics include whether the project is performed in an urban versus a rural setting; in a mountainous area or in open terrain; or in normal soil conditions or rocky terrain. Site conditions, including unforeseen underground conditions, can also impact margins.

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

Material and Subcontract Costs.  Projects that include a greater amount of material or subcontractor costs can experience lower overall project gross margins as we typically add a lower mark-up to material and subcontractor costs in our bids than what we would to our labor and equipment cost. In addition, successful completion of our contracts may depend on whether our subcontractors successfully fulfill their contractual obligations. If our subcontractors fail to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to incur additional costs and provide additional services in order to make up such shortfalls.

Cost of Material.  On fixed-price contracts where we are required to provide materials, our overall gross margin may be affected if we experience increases in material quantity or higher commodity costs.

Materials versus Labor.  Projects that include a greater amount of material cost can experience lower overall project gross margins as we typically add a lower mark-up to material cost in our bids than what we would to our labor and equipment cost.

Insurance.  Gross margins could be impacted by fluctuations in insurance accruals related to our deductibles and loss history in the period in which such adjustments are made. We carry insurance policies, which are subject to high deductibles, for workers’ compensation, general liability, automobile liability and other coverages. Losses up to the deductible amounts are accrued based upon estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

Fleet Utilization, Estimation, and Bidding.  We operate a centrally-managed fleet in an effort to achieve the highest equipment utilization. We also develop internal equipment rates which provide our business units with appropriate cost information to estimate bids for new projects. Availability of equipment for a particular contract is determined by our internal fleet ordering process which is designed to optimize the use of internal fleet assets and allocate equipment costs to individual contracts. We believe these processes allow us to utilize our equipment efficiently, which leads to improved gross margins. Transmission and distribution projects can require different types of equipment. A significant shift in project mix or timing could impact fleet utilization, causing gross margins to vary.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation, related benefits and employee costs for management and administrative personnel, office rent and utilities, stock compensation, communications, professional fees, depreciation, IT expenses, marketing costs and bad debt expense.

Consolidated Results of Operations

The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated:

	For the year ended December 31,
(dollars in thousands)	2017		2016		2015
Contract revenues	$1,403,317	100.0%	$1,142,487	100.0%	$1,061,681	100.0%
Contract costs	1,278,313	91.1	1,007,764	88.2	939,340	88.5
Gross profit	125,004	8.9	134,723	11.8	122,341	11.5
Selling, general and administrative expenses	98,611	7.0	96,424	8.4	79,186	7.5
Amortization of intangible assets	499	—	886	0.1	571	—
Gain on sale of property and equipment	(3,664)	(0.3)	(1,341)	(0.1)	(2,257)	(0.2)
Income from operations	29,558	2.2	38,754	3.4	44,841	4.2
Other income (expense):
Interest income	4	—	5	—	25	—
Interest expense	(2,603)	(0.2)	(1,299)	(0.1)	(741)	—
Other income (expense), net	(2,319)	(0.2)	885	0.1	174	—
Income before provision for income taxes	24,640	1.8	38,345	3.4	44,299	4.2
Income tax expense	3,486	0.3	16,914	1.5	16,997	1.6
Net income	$21,154	1.5%	$21,431	1.9%	$27,302	2.6%

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues.  Revenues increased $260.8 million, or 22.8%, to $1.403 billion for the year ended December 31, 2017 from $1.142 billion for the year ended December 31, 2016. The increase was primarily due to increased spending from existing C&I customers, the WPE acquisition in late 2016, higher revenue from large transmission projects and an increase in distribution projects.

Gross margin.  Gross margin decreased to 8.9% for the year ended December 31, 2017 from 11.8% for the year ended December 31, 2016. The decrease in gross margin was primarily due to write-downs on three projects. Two projects in the Midwest U.S. were significantly impacted by weather resulting in unanticipated costs associated with right-of-way access, lower productivity and increased road damage and repair requirements. As a result, we wrote down $4.8 million for these projects in 2017. One T&D project in Canada experienced cost impacts mainly associated with project delays and schedule extensions. Although we are working with our clients to recover these costs, we have not recognized all of the revenues relating to various pending project claims and change orders, which resulted in write-downs on this project of $4.4 million. Margins were also negatively impacted from significant revenue on a large transmission project that had lower than average margins due to a high mix of material and subcontractor costs and lower than average margin on a certain distribution project, as well as costs associated with organic and acquisition growth. In addition, during 2017 we had a higher mix of revenue in our C&I segment and distribution work, compared to transmission work which generally carries a higher margin. These impacts were partially offset by project efficiencies and settlements related to previously unrecognized revenues on a project claim and pending change orders. Changes in estimates of gross profit on certain projects, including those discussed above, resulted in gross margin decreases of 0.7% for the year ended December 31, 2017. Changes in estimates of gross profit on certain projects resulted in gross margin decreases of 0.2% for the year ended December 31, 2016.

Gross profit.  Gross profit decreased $9.7 million, or 7.2%, to $125.0 million for year ended December 31, 2017 from $134.7 million for the year ended December 31, 2016, primarily due to lower overall gross margin, partially offset by higher revenue.

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A”), which were $98.6 million for the year ended December 31, 2017, increased $2.2 million from $96.4 million for the year ended December 31, 2016. The year-over-year increase was primarily due to $6.8 million of incremental costs associated with our expansion into new geographic markets and strategic acquisitions as well as higher payroll costs to support operations, largely offset by lower bonus and profit sharing costs. Additionally, $1.0 million of costs associated with activist investor activities were incurred in 2016. As a percentage of revenues, SG&A decreased to 7.0% for the year ended December 31, 2017 from 8.4% for the year ended December 31, 2016.

Gain on sale of property and equipment.  Gains from the sale of property and equipment in the year ended December 31, 2017 were $3.7 million compared to $1.3 million in the year ended December 31, 2016. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense.  Interest expense was $2.6 million for the year ended December 31, 2017 compared to $1.3 million for the year ended December 31, 2016. This increase was primarily attributable to the amount and duration of borrowings outstanding under our line of credit during the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Other income (expense).  Other expense was $2.3 million for the year ended December 31, 2017 compared to other income of $0.9 million for the year ended December 31, 2016. The change was largely due to a $2.3 million reversal of previously recognized contingent consideration related to the finalization of margin guarantees on certain contracts associated with the acquisition of WPE.

Income tax expense.  The provision for income taxes was $3.5 million for the year ended December 31, 2017, with an effective tax rate of 14.1%, compared to a provision of $16.9 million for the year ended December 31, 2016, with an effective tax rate of 44.1%. The decrease in the tax rate for the year ended December 31, 2017 was primarily caused by the revaluation of the Company’s net deferred tax liabilities to reflect the recently enacted 21% federal corporate tax rate. In addition, we recognized excess tax benefits of approximately $0.8 million pertaining to the vesting of stock awards and the exercise of stock options. This was partially offset by our inability to utilize losses experienced in certain Canadian operations.

Net income.  Net income decreased to $21.2 million for the year ended December 31, 2017 from $21.4 million for the year ended December 31, 2016. The decrease was primarily for the reasons stated above.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales:

	For the Year Ended December 31,
	2017		2016
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$879,372	62.7%	$818,972	71.7%
Commercial & Industrial	523,945	37.3	323,515	28.3
Total	$1,403,317	100.0	$1,142,487	100.0
Operating income (loss):
Transmission & Distribution	$39,631	4.5	$63,459	7.7
Commercial & Industrial	25,048	4.8	13,920	4.3
Total	64,679	4.6	77,379	6.8
Corporate	(35,121)	(2.5)	(38,625)	(3.4)
Consolidated	$29,558	2.1%	$38,754	3.4%

Transmission & Distribution

Revenues for our T&D segment for the year ended December 31, 2017 were $879.4 million compared to $819.0 million for the year ended December 31, 2016, an increase of $60.4 million, or 7.4%. The increase in revenue was primarily due to higher revenue from large transmission projects and an increase in distribution projects.

Revenues from transmission projects represented 68.5% and 75.8% of T&D segment revenue for the years ended December 31, 2017 and 2016, respectively. Additionally, for the year ended December 31, 2017, measured by revenue in our T&D segment, we provided 31.4% of our T&D services under fixed-price contracts, as compared to 56.9% for the year ended December 31, 2016.

Operating income for our T&D segment for the year ended December 31, 2017 was $39.6 million compared to $63.4 million for the year ended December 31, 2016, a decrease of $23.8 million, or 37.5%. The decline in T&D operating income was primarily due to lower margins caused by write-downs experienced on two projects in the Midwest U.S. and on one project in Canada. Margins were also negatively impacted from significant revenue on certain large transmission projects that have lower than average margins due to a high mix of material and subcontractor costs. Operating income, as a percentage of revenues, for our T&D segment decreased to 4.5% for the year ended December 31, 2017 from 7.7% for the year ended December 31, 2016.

Commercial & Industrial

Revenues for our C&I segment for the year ended December 31, 2017 were $523.9 million compared to $323.5 million for the year ended December 31, 2016, an increase of $200.4 million, or 62.0%, primarily due to increased spending from existing customers, the WPE acquisition in late 2016 and organic expansion into new markets.

Measured by revenue in our C&I segment, we provided 63.7% of our services under fixed-price contracts for the year ended December 31, 2017, compared to 73.4% for the year ended December 31, 2016.

Operating income for our C&I segment for the year ended December 31, 2017 was $25.0 million compared to $13.9 million for the year ended December 31, 2016, an increase of $11.1 million, or 79.9%. The year-over-year increase in operating income compared to the year ended December 31, 2016 was primarily attributable to higher revenue from large projects, the settlement of a project claim that was previously not recognized in revenue and improved productivity on certain jobs. These were partially offset by costs associated with organic and acquisition growth. As a percentage of revenues, operating income for our C&I segment was 4.8% and 4.3% for the years ended December 31, 2017 and 2016, respectively.

Corporate

The decrease in corporate expenses in 2017 was primarily attributable to lower bonus and profit sharing costs offset by higher payroll costs to support operations. Additionally in 2016 we incurred $1.0 million of costs associated with activist investor activities.

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

Selling, general and administrative expenses.  SG&A expenses, which were $96.4 million for the year ended December 31, 2016, increased $17.2 million from $79.2 million for the year ended December 31, 2015. The increase in SG&A was primarily due to $9.4 million of costs associated with our organic and acquisitive growth strategies. Bonus and profit sharing costs as well as personnel costs to support our overall growth increased in 2016. We also incurred $1.0 million of costs associated with responding to activist investors. The impact of these increases were partially offset by a $1.4 million cost related to an executive officer transition in the fourth quarter of 2015. As a percentage of revenues, SG&A increased to 8.4% for the year ended December 31, 2016 from 7.5% for the year ended December 31, 2015.

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

Corporate

The increase in corporate expenses in 2016 was primarily attributable to higher bonus and profit sharing costs as well as additional support costs. Additionally we incurred $1.0 million of costs associated with activist investor activities. The impact of these increases were partially offset by a $1.4 million cost related to an executive officer transition in the fourth quarter of 2015.

Liquidity and Capital Resources

As of December 31, 2017 and 2016, we had working capital of $191.2 million and $146.7 million, respectively. We define working capital as current assets less current liabilities. During the year ended December 31, 2017, operating activities of our business used cash of $9.2 million, compared to providing cash of $54.5 million for the year ended December 31, 2016. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. Net cash used in or provided by operating activities is driven by our net income adjusted for changes in operating assets and liabilities and non-cash items including, but not limited to, depreciation and amortization, stock-based compensation, deferred income taxes, and the gain on sale of property and equipment. The $63.7 million year-over-year decline in net cash from operating activities was primarily due to unfavorable changes in various working capital accounts (accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts) of $31.3 million. Additionally, a $19.0 million decline in other liabilities, primarily attributable to lower bonus and profit sharing accruals and a $9.3 million unfavorable non-cash change in deferred taxes, due primarily to the Tax Act.

The changes in various working capital accounts are generally due to normal timing fluctuations in our operating activities. The unfavorable year-over-year cash flow change of $18.7 million in accounts receivable was mainly due to an increase in volume and the timing of billings and collections. The net unfavorable change of $3.4 million in costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts was primarily due to significant change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business. The change in accounts payable was due to fluctuations in the construction cycle and the billing and payment terms of specific contracts.

During the years ended December 31, 2017 and 2016 we used net cash of $26.5 million and $34.1 million, respectively, in investing activities. The $26.5 million of cash used in investing activities in the year ended December 31, 2017 consisted of $30.8 million for capital expenditures, partially offset by $4.3 million of proceeds from the sale of equipment. The $34.1 million of cash used in investing activities in the year ended December 31, 2016 consisted of $25.3 million for capital expenditures and $12.1 million to acquire WPE, partially offset by $3.3 million of proceeds from the sale of equipment.

Financing activities provided cash of $16.9 million, compared to $35.5 million of cash used, during the years ended December 31, 2017 and 2016, respectively. The $16.9 million of cash provided in financing activities in the year ended December 31, 2017 consisted primarily of $19.9 million of borrowings under our revolving lines of credit, partially offset by $3.0 million of share repurchases. The $3.0 million of cash used to purchase shares of our common stock consisted of $2.2 million to purchase shares surrendered by employees to satisfy employee tax obligations under our stock compensation program and $0.8 million purchased under our share repurchase program. The $35.5 million of cash used in financing activities in the year ended December 31, 2016, consisted primarily of $101.5 million of cash used to purchase shares of our common stock, as well as $1.0 million of cash used to pay debt issuance costs related to our new line of credit. These uses of cash were partially offset by borrowings of $59.1 million, $6.2 million of proceeds from stock options and $2.3 million of tax benefits related to our stock compensation programs.

During 2017, the Company’s Board of Directors approved a $20.0 million share repurchase program that began when the previous share repurchase program expired on August 15, 2017. As of December 31, 2017, we had $19.3 million of remaining availability to purchase shares under the program, which continues in effect until August 15, 2018, or until the authorized funds are exhausted.

We anticipate that our $150.1 million borrowing availability under our credit facility and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, and share repurchases. Although we believe that we have adequate cash and availability under our Credit Agreement to meet our liquidity needs, any large projects or acquisitions may require additional capital.

We have not historically paid dividends and currently do not expect to pay dividends.

Debt Instruments

On June 30, 2016, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A. The Credit Agreement provides for a facility of $250 million (the “Facility”) that may be used for revolving loans and letters of credit. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $50 million. We have an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $100 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of our assets and the assets of our domestic subsidiaries and by a pledge of substantially all of the capital stock of our domestic subsidiaries and 65% of the capital stock of our direct foreign subsidiaries. Additionally, subject to certain exceptions, our domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement were used to refinance existing debt and are expected to be used for working capital, capital expenditures, acquisitions, stock repurchases and other general corporate purposes.

Amounts borrowed under the Credit Agreement bear interest, at our option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 1.00%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on our consolidated leverage ratio (Leverage Ratio) which is defined in the Credit Agreement as Consolidated Total Indebtedness divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.125% to 2.125% for non-performance letters of credit or 0.625% to 1.125% for performance letters of credit, based on the our consolidated Leverage Ratio. We are subject to a commitment fee of 0.20% to 0.375%, based on our consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when our consolidated Leverage Ratio exceeds 2.25.

Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, we may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase, if given effect, shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters. We were in compliance with all of the covenants under the Credit Agreement as of December 31, 2017.

Prior to the amendment and restatement of the Credit Agreement, we had a five-year syndicated credit agreement with a facility of $175.0 million that provided funds for revolving loans and the issuance of letters of credit and up to $25.0 million for swingline loans.

As of December 31, 2017, we had $79.0 million of debt outstanding under the Facility and irrevocable standby letters of credit outstanding of approximately $20.9 million. As of December 31, 2016, we had $59.1 million of debt outstanding under the Facility and irrevocable standby letters of credit outstanding of approximately $23.7 million.

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

Leases

We enter into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. Leases are accounted for as operating or capital leases, depending on the terms of the lease. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. At December 31, 2017, we had no leases with residual value guarantees.

We typically have purchase options on the equipment underlying our long-term operating leases and many of our short-term rental arrangements. We exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive.

Purchase Commitments for Construction Equipment

As of December 31, 2017, we had approximately $12.3 million in outstanding purchase obligations for certain construction equipment to be paid, with cash outlay scheduled to occur over the first nine months of 2018.

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

At December 31, 2017, we had $20.9 million in irrevocable standby letters of credit outstanding under our Credit Agreement, including $17.6 million, at an interest rate of 1.125%, related to the Company’s payment obligation under its insurance programs and approximately $3.3 million, at an interest rate of 0.625%, related to contract performance obligations. At December 31, 2016, we had $23.7 million in irrevocable standby letters of credit outstanding under our Credit Agreement, including $17.6 million, at an interest rate of 1.125%, related to the Company’s payment obligation under its insurance programs and approximately $6.1 million, at an interest rate of 0.625%, related to contract performance obligations.

Performance and Payment Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse our sureties for any expenses or outlays they incur. Under our continuing indemnity and security agreements with our sureties, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to any of our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of December 31, 2017, an aggregate of approximately $497.0 million in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $144.5 million as of December 31, 2017.

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

Contractual Obligations

As of December 31, 2017, our future contractual obligations are as follows:

(in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Other
Short and long term debt	$78,960	$—	$—	$78,960	$—	$—
Operating lease obligations	11,831	3,599	5,072	2,596	564	—
Capital lease obligations	3,915	1,185	2,370	360	—	—
Purchase obligations	12,261	12,261	—	—	—	—
Income tax contingencies	787	—	—	—	—	787
Total	$107,754	$17,045	$7,442	$81,916	$564	$787

Excluded from the above table are interest and fees associated with our short term and long term debt and irrevocable standby letters of credit outstanding under our Facility, because the applicable interest rates and fees are variable. We have also excluded our multi-employer pension plan contributions, which are determined annually, based on our union employee payrolls, and which cannot be determined for future periods in advance.

The amount of income tax contingencies has been presented in the “Other” column in the table above due to the fact that the period of future payment cannot be reliably estimated. For further information, refer to Note 10 — Income Taxes to the Financial Statements.

Concentration of Credit Risk

We grant trade credit under contractual payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2017, none of our customers individually exceeded 10.0% of accounts receivable. As of December 31, 2016, one customer individually exceeded 10.0% of accounts receivable with approximately 11.2% of the total accounts receivable amount (excluding the impact of allowance for doubtful accounts). Management believes the terms and conditions in our contracts, billing and collection policies are adequate to minimize the potential credit risk.

Inflation

Inflation did not have a significant effect on our results during the years ended December 31, 2017, 2016 or 2015.

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 — Organization, Business and Summary of Significant Accounting Policies in the Notes to the Financial Statements.

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

Insurance.  We carry insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. Our deductible for each line of coverage is up to $1.0 million, except for wildfire coverage which has a deductible of $2.0 million. Certain health benefit plans are subject to a deductible up to $0.2 million, for qualified individuals. Losses up to the deductible amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the deductible is included in current assets in the consolidated balance sheets.

Stock-Based Compensation.  We determine compensation expense for stock-based awards based on the estimated fair values at the grant date and recognize the related compensation expense over the vesting period. We use the straight-line amortization method to recognize compensation expense related to stock-based awards, such as restricted stock and phantom stock, that have only service conditions. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. We recognize compensation expense related to performance awards that vest based on internal performance metrics and service conditions on a straight-line basis over the service period, but adjust inception-to-date expense based upon our determination of the potential achievement of the performance target at each reporting date. We recognize compensation expense related to performance awards with market-based performance metrics on a straight-line basis over the requisite service period. Upon adoption ASU No. 2016-09, Compensation — Stock Compensation (Topic 718) in January of 2017, we elected to discontinue estimating future forfeitures and recognize forfeitures as they occur. Prior to the adoption, we used historical data to estimate the forfeiture rate applied to stock grants. Shares issued under the Company’s stock-based compensation program are taken out of authorized but unissued shares.

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

As a result of the annual qualitative review process in 2017 and 2016, we determined it was not necessary to perform a two-step analysis.

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

As of December 31, 2017, we were not parties to any derivative instruments. We did not use any derivative financial instruments during the years ended December 31, 2017, 2016 or 2015.

Borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, federal funds rate and LIBOR. If the prime rate, Canadian prime rate, federal funds rate or LIBOR rises, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. If market rates of interest on all our revolving debt as of December 31, 2017, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.8 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of December 31, 2017, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by the same amount.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

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

Crowe Horwath LLP, an independent registered public accounting firm, who audited and reported on the 2017 Financial Statements included in this Annual Report on Form 10-K, has audited the effectiveness of MYR Group’s internal control over financial reporting as of December 31, 2017 as stated in their report which appears herein.

March 7, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of MYR Group Inc.
Rolling Meadows, IL

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of MYR Group Inc. (the “Company”) as of December 31, 2017, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP

We have served as the Company’s auditor since 2017.

Oak Brook, Illinois
March 7, 2018

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc.

We have audited the accompanying consolidated balance sheet of MYR Group Inc. as of December 31, 2016, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MYR Group Inc. at December 31, 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois
March 9, 2017

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$5,343	$23,846
Accounts receivable, net of allowances of $605 and $432, respectively	283,008	234,642
Costs and estimated earnings in excess of billings on uncompleted contracts	78,260	69,950
Current portion of receivable for insurance claims in excess of deductibles	4,221	3,785
Refundable income taxes	391	2,474
Other current assets	8,513	8,202
Total current assets	379,736	342,899
Property and equipment, net of accumulated depreciation of $231,391 and $209,466, respectively	148,084	154,891
Goodwill	46,994	46,781
Intangible assets, net of accumulated amortization of $5,183 and $4,684, respectively	10,852	11,566
Receivable for insurance claims in excess of deductibles	14,295	14,692
Investment in joint venture	168	—
Other assets	3,659	2,666
Total assets	$603,788	$573,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of capital lease obligations	$1,086	$1,085
Accounts payable	110,383	99,942
Billings in excess of costs and estimated earnings on uncompleted contracts	28,919	42,321
Current portion of self-insurance reserves	13,138	10,492
Other current liabilities	35,038	42,382
Total current liabilities	188,564	196,222
Deferred income tax liabilities	13,452	18,565
Long-term debt	78,960	59,070
Self-insurance reserves	32,225	32,092
Capital lease obligations, net of current maturities	2,629	3,833
Other liabilities	919	539
Total liabilities	316,749	310,321
Commitments and contingencies
Stockholders’ equity
Preferred stock – $0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock – $0.01 par value per share; 100,000,000 authorized shares; 16,464,757 and 16,333,139 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	163	162
Additional paid-in capital	143,934	140,100
Accumulated other comprehensive income (loss)	(299)	(433)
Retained earnings	143,241	123,345
Total stockholders’ equity	287,039	263,174
Total liabilities and stockholders’ equity	$603,788	$573,495

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands, except per share data)	2017	2016	2015
Contract revenues	$1,403,317	$1,142,487	$1,061,681
Contract costs	1,278,313	1,007,764	939,340
Gross profit	125,004	134,723	122,341
Selling, general and administrative expenses	98,611	96,424	79,186
Amortization of intangible assets	499	886	571
Gain on sale of property and equipment	(3,664)	(1,341)	(2,257)
Income from operations	29,558	38,754	44,841
Other income (expense):
Interest income	4	5	25
Interest expense	(2,603)	(1,299)	(741)
Other income (expense), net	(2,319)	885	174
Income before provision for income taxes	24,640	38,345	44,299
Income tax expense	3,486	16,914	16,997
Net income	$21,154	$21,431	$27,302
Income per common share:
– Basic	$1.30	$1.25	$1.33
– Diluted	$1.28	$1.23	$1.30
Weighted average number of common shares and potential common shares outstanding:
– Basic	16,273	17,109	20,577
– Diluted	16,496	17,461	21,038
Net income	$21,154	$21,431	$27,302
Other comprehensive income (loss):
Foreign currency translation adjustment	134	(549)	103
Other comprehensive income (loss)	134	(549)	103
Total comprehensive income	$21,288	$20,882	$27,405

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total
		Shares	Amount
Balance at December 31, 2014	$—	20,792	$206	$151,111	$13	$171,223	$322,553
Net income	—	—	—	—	—	27,302	27,302
Stock issued under compensation plans, net	—	413	4	1,919	—	—	1,923
Tax benefit from stock-based awards	—	—	—	1,612	—	—	1,612
Stock-based compensation expense	—	—	—	4,837	—	—	4,837
Shares repurchased	—	(1,236)	(12)	(12,130)	—	(16,336)	(28,478)
Other comprehensive income	—	—	—	—	103	—	103
Reclassification of shares repurchased	—	—	—	13,965	—	(13,965)	—
Stock issued – other	—	—	—	28	—	—	28
Balance at December 31, 2015	—	19,969	198	161,342	116	168,224	329,880
Net income	—	—	—	—	—	21,431	21,431
Stock issued under compensation plans, net	—	589	6	6,213	—	—	6,219
Tax benefit from stock-based awards	—	—	—	2,044	—	—	2,044
Stock-based compensation expense	—	—	—	4,674	—	—	4,674
Shares repurchased	—	(4,228)	(42)	(34,235)	—	(66,310)	(100,587)
Other comprehensive loss	—	—	—	—	(549)	—	(549)
Stock issued – other	—	3	—	62	—	—	62
Balance at December 31, 2016	—	16,333	162	140,100	(433)	123,345	263,174
Net income	—	—	—	—	—	21,154	21,154
Adjustment to adopt ASU No. 2016-09	—	—	—	225	—	(225)	—
Stock issued under compensation plans, net	—	224	2	1,230	—	—	1,232
Stock-based compensation expense	—	—	—	4,376	—	—	4,376
Shares repurchased	—	(93)	(1)	(2,025)	—	(1,033)	(3,059)
Other comprehensive income	—	—	—	—	134	—	134
Stock issued – other	—	1	—	28	—	—	28
Balance at December 31, 2017	$—	16,465	$163	$143,934	$(299)	$143,241	$287,039

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$21,154	$21,431	$27,302
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities –
Depreciation and amortization of property and equipment	38,077	38,236	37,458
Amortization of intangible assets	499	886	571
Stock-based compensation expense	4,376	4,674	4,837
Deferred income taxes	(5,091)	4,205	1,558
Gain on sale of property and equipment	(3,664)	(1,341)	(2,257)
Other non-cash items	1,194	194	200
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(46,190)	(27,485)	(17,765)
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,611)	(17,001)	(4,597)
Receivable for insurance claims in excess of deductibles	(39)	(7,187)	1,021
Other assets	(2,213)	3,730	(5,634)
Accounts payable	8,149	17,322	6,742
Billings in excess of costs and estimated earnings on uncompleted contracts	(13,502)	(707)	1,003
Accrued self-insurance	2,765	5,617	(2,616)
Other liabilities	(7,102)	11,916	(4,823)
Net cash flows provided by (used in) operating activities	(9,198)	54,490	43,000
Cash flows from investing activities:
Proceeds from sale of property and equipment	4,342	3,299	2,758
Cash paid for acquisitions, net of cash acquired	—	(12,056)	(13,087)
Purchases of property and equipment	(30,843)	(25,371)	(46,599)
Net cash flows used in investing activities	(26,501)	(34,128)	(56,928)
Cash flows from financing activities:
Net borrowings under revolving lines of credit	19,890	59,070	—
Payment of principal obligations under capital leases	(1,203)	(740)	—
Proceeds from exercise of stock options	1,232	6,218	1,923
Repurchase of common shares	(3,058)	(101,483)	(27,582)
Other financing activities	28	1,396	1,748
Net cash flows provided by (used in) financing activities	16,889	(35,539)	(23,911)
Effect of exchange rate changes on cash	307	(774)	—
Net decrease in cash and cash equivalents	(18,503)	(15,951)	(37,839)
Cash and cash equivalents:
Beginning of period	23,846	39,797	77,636
End of period	$5,343	$23,846	$39,797
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes payments	$6,597	$6,274	$16,960
Interest payments	2,259	1,114	591
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	2,050	614	1,328
Acquisition of property under capital lease arrangements	—	5,658	—
Noncash financing activities:
Capital lease obligations initiated	—	5,658	—
Share repurchases that have not settled	—	—	896

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies

Organization and Business

MYR Group Inc. (the “Company”) is a holding company of specialty electrical construction service providers and is currently conducting operations through wholly owned subsidiaries including: The L. E. Myers Co., a Delaware corporation; Harlan Electric Company, a Michigan corporation; Great Southwestern Construction, Inc., a Colorado corporation; Sturgeon Electric Company, Inc., a Michigan corporation; MYR Transmission Services, Inc., a Delaware corporation; E.S. Boulos Company, a Delaware corporation; High Country Line Construction, Inc., a Nevada corporation; Sturgeon Electric California, LLC, a Delaware limited liability company; GSW Integrated Services, LLC, a Delaware limited liability company; MYR Transmission Services Canada, Ltd., a British Columbia corporation; Northern Transmission Services, Ltd., a British Columbia corporation and Western Pacific Enterprises Ltd., a British Columbia corporation.

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

The Company adjusted its presentation of accrued self-insurance liabilities and the related receivables for insurance claims in excess of deductibles to classify claim amounts estimated to be settled more than one year from the balance sheet date as non-current liabilities and non-current receivables in the second quarter of 2017. As a result of this adjustment, $32.1 million was adjusted from current portion of accrued self-insurance into non-current accrued self-insurance as of December 31, 2016. In addition, $14.7 million was adjusted from current portion of receivable for insurance claims in excess of deductibles into non-current receivable for insurance claims in excess of deductibles as December 31, 2016. The effect of such classification on the December 31, 2016 balance sheet was immaterial and had no effect on the previously reported statements of operations or cash flows.

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

Joint Ventures

The Company accounts for investments in joint ventures using the proportionate consolidation method for income statement reporting and under the equity method for balance sheet reporting, unless the Company has a controlling interest causing the joint venture to be consolidated. Under the proportionate consolidation method, joint venture activity is allocated to the appropriate line items found on the consolidated statements of operations in proportion to the percentage of participation the Company has in the joint venture. Under the equity method the net investment in joint ventures is stated as a single item on the consolidated balance sheets. The Company’s interests in any profits and assets and its share of any losses and liabilities are recognized based on its stated percentage partnership interest in the joint venture. The Company includes only its percentage ownership of each joint venture in is backlog. The investments in joint ventures are recorded at cost and the carrying amounts are adjusted to recognize the Company’s proportionate share of cumulative income or loss, additional contributions made and dividends and capital distributions received. The Company records the effect of any impairment or any other-than-temporary decrease in the value of the joint venture investment as incurred.

Foreign Currency

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term assets and liabilities, and ineffective long-term assets and liabilities are recorded in the “other income, net” line on the consolidated statements of operations. For the year ended December 31, 2017, the Company recorded an insignificant amount of foreign currency losses. Effective foreign currency transaction gains and losses, arising primarily from long-term assets and liabilities are recorded in the foreign currency translation adjustment line on the consolidated statements of comprehensive income.

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

In 2017, the Company recognized revenues of $13.7 million related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The percentage of completion method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. The estimates are reviewed and revised quarterly, as needed. During the year ended December 31, 2017, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.7%, which resulted in decreases in operating income of $10.4 million, net income of $6.2 million and diluted earnings per common share of $0.38. During the year ended December 31, 2016, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.2%, which resulted in decreases in operating income of $2.6 million, net income of $1.4 million and diluted earnings per common share of $0.08. During the year ended December 31, 2015, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.5%, which resulted in increases in operating income of $5.9 million, net income of $3.6 million and diluted earnings per common share of $0.17.

Advertising

Advertising costs are expensed when incurred. Advertising costs, included in selling, general and administrative expenses, were $0.7 million, $0.6 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the underlying assets or liabilities are recovered or settled. The Company also evaluates whether the recorded deferred tax assets and valuation allowances can be realized and, when necessary, reduces the amounts to what is expected to be realized.

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

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

Stock-Based Compensation

The Company determines compensation expense for stock-based awards based on the estimated fair values at the grant date and recognize the related compensation expense over the vesting period. The Company uses the straight-line amortization method to recognize compensation expense related to stock-based awards, such as restricted stock and phantom stock, that have only service conditions. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. The Company recognizes compensation expense related to performance awards that vest based on internal performance metrics and service conditions on a straight-line basis over the service period, but adjust inception-to-date expense based upon our determination of the potential achievement of the performance target at each reporting date. The Company recognizes compensation expense related to performance awards with market-based performance metrics on a straight-line basis over the requisite service period. Upon adoption ASU No. 2016-09, Compensation — Stock Compensation (Topic 718) in January of 2017, the Company elected to discontinue estimating future forfeitures and recognize forfeitures as they occur. Prior to the adoption, the Company used historical data to estimate the forfeiture rate applied to stock grants. Shares issued under the Company’s stock-based compensation program are taken out of authorized but unissued shares.

Earnings Per Share

The Company computes earnings per share using the treasury stock method. Under the treasury stock method, basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2017 and 2016, the Company held its cash in checking accounts or in highly liquid money market funds. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to financial institutions for payment. The Company funds all intraday bank balances overdrafts during the same business day. Checks issued and outstanding in excess of bank balance are recorded in accounts payable in the Consolidated Balance Sheets and are reflected as a financing activity in the Consolidated Statements of Cash Flows.

Accounts Receivable and Allowance for Doubtful Accounts

The Company does not charge interest to its customers and carries its customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contract and acceptance by the customer, or earlier as provided by the contract. Based on the Company’s experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. The Company expects a majority of the retainage recorded at December 31, 2017 to be collected within one year, with the remaining to be collected in the subsequent year as the related contracts are completed.

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

Property and Equipment

Property and equipment is carried at cost. Depreciation is computed using the straight-line method over estimated useful lives. Major modifications or refurbishments which extend the useful life of the assets are capitalized and depreciated over the adjusted remaining useful life of the assets. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in income from operations. The cost of maintenance and repairs is charged to expense as incurred.

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

Insurance

The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. The deductible for each line of coverage is up to $1.0 million, except for wildfire coverage which has a deductible of $2.0 million. Certain health benefit plans are subject to a deductible up to $0.2 million, for qualified individuals. Losses up to the deductible amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

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

As a result of the annual qualitative review process in 2017 and 2016, the Company determined it was not necessary to perform a two-step analysis.

In 2015, the Company determined, based on its qualitative analysis, that it was appropriate to perform a two-step analysis. The first step involves a comparison of the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded in the statement of operations. The step one analysis did not indicate that the Company’s goodwill or indefinite-lived intangible assets were impaired. As a result, no step two analysis was performed.

Concentrations

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalent balances with large financial institutions which are believed to be high quality institutions.

The Company grants trade credit under contractual payment terms, generally without collateral, to its customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, the Company may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2017, none of our customers individually exceeded 10.0% of accounts receivable. As of December 31, 2016, one customer individually exceeded 10.0% of consolidated accounts receivable with an aggregate balance of approximately 11.2% of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). The Company believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

The Company is subject to a concentration of risk because it derives a significant portion of its revenues from a few customers. The Company’s top ten customers accounted for approximately 40.4%, 46.4%, and 44.6% of consolidated revenues for the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2017, one T&D customer accounted for 10.7% of our revenues. For the years ended December 31, 2016 and 2015, no single customer accounted for more than 10.0% of annual revenues.

As of December 31, 2017, approximately 91% of the Company’s craft labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, the Company cannot be certain that strikes or work stoppages will not occur in the future.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718). The amendments under this pronouncement made modifications to the accounting treatment for forfeitures, required withholding on stock compensation and the financial statement presentation of excess tax benefits or deficiencies and certain components of stock compensation. The standard was effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. On January 1, 2017, the Company adopted this ASU on a prospective basis except for forfeitures, which it adopted on a modified retrospective basis. The adoption of this ASU had the following impacts:

•	Excess tax benefits of $0.8 million were reflected as income tax benefits in the 2017 Consolidated Statements of Operations and Comprehensive Income. Prior to adoption of this ASU, this amount would have been recorded in additional paid-in capital.
•	The adoption of this ASU eliminated the additional paid-in capital pool (“APIC Pool”) resulting in the excess tax benefits and deficiencies being excluded from assumed future proceeds in the calculation of diluted shares, which caused an immaterial increase in diluted weighted average shares outstanding for 2017. The extent of excess tax benefits/deficiencies is subject to variation in the Company’s stock price and the timing/extent of restricted stock, performance share and phantom stock vesting and stock option exercises.
•	The Company elected to discontinue estimating forfeitures and will account for forfeitures as they occur. The net cumulative effect of this change was recognized as a $0.2 million reduction to retained earnings as of January 1, 2017 with a corresponding increase in additional paid in capital.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill, through elimination of Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The update is effective for any annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The guidance requires application on a prospective basis. The Company does not expect that this pronouncement will have a significant impact on its financial statements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The update is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The guidance requires application on a prospective basis. The Company does not expect that this pronouncement will have a significant impact on its financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which modifies existing guidance and is intended to reduce the diversity in

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

practice with respect to the accounting for income tax consequences of intra-entity transfers of assets. This update requires entities to immediately recognize the tax consequences on intercompany asset transfers (excluding inventory) at the transaction date, and eliminates the recognition exception within current guidance. The update is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a modified retrospective approach. The Company is evaluating the impact this pronouncement will have on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how eight specific transactions are classified in the statement of cash flows. The update is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective approach. The Company is evaluating the impact this update will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with durations in excess of one year or more are treated. Under this guidance, lessees will be required to recognize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, which contain provisions similar to capitalized leases, are amortized like capital leases under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. While the Company continues to evaluate the impact this pronouncement, and all amendments relating to this pronouncement, will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on the Company’s financial statements, the Company expects most existing operating lease commitments, that extend beyond twelve months at the time of adoption, will be recognized as lease liabilities and right-of-use assets upon adoption.

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

When this pronouncement is adopted in 2018, the Company will adopt the amendments under this ASU using the modified retrospective transition approach. Under the modified retrospective transition approach, the Company will recognize changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. The Company does not expect this update to materially affect the results of the Company’s operations, financial position or cash flows. This conclusion is based on the Company’s continued recognition of revenues from long-term service contracts over time as services are performed and the underlying obligation to the customer is fulfilled. The Company has identified and is in the final stages of implementing changes to its processes and internal controls to meet the reporting and disclosure requirements of this update.

2. Acquisitions

Western Pacific Enterprises Ltd.

On October 28, 2016, the Company completed the acquisition of substantially all of the assets of Western Pacific Enterprises GP and of Western Pacific Enterprises Ltd., except for certain real estate owned by Western Pacific Enterprises Ltd., with the company continuing operations under the name Western Pacific Enterprises Ltd. (“WPE”), an electrical contracting firm in western Canada. With its main headquarters in Coquitlam, British Columbia, WPE provides a wide range of commercial and industrial electrical construction capabilities under the Company’s C&I segment. WPE also provides substation construction capabilities under the Company’s T&D segment. The total consideration paid was approximately $12.1 million, which was funded through borrowings from our line of credit. Total consideration paid included $2.2 million subject to potential net asset adjustments. These net asset adjustments were approximately $0.8 million as of the October 28, 2016 closing date and as of December 31, 2017. The Company accounted for the net asset adjustments as a reduction to consideration paid which was funded through the return of funds held in a $1.9 million escrow account, established at the time of purchase.

The purchase agreement also includes provisions for margin guarantee adjustments based upon performance subsequent to the acquisition on certain contracts. In early 2018, the Company finalized an agreement to settle all amounts outstanding under the margin guarantee adjustment provision as well as previous contingent compensation agreements that were being recognized as compensation expense in the consolidated statement of operations as incurred. As a result, the Company recorded other expense of $2.3 million for the year ended December 31, 2017 and reversed the compensation expense that was previously recorded. The Company had previously recognized other income of $1.4 million relating to the margin guarantee adjustments provision for the year ended December 31, 2016.

The results of operations for WPE are included in the Company’s consolidated statement of operations and the C&I segment from the date of acquisition. Costs of approximately $0.4 million related to the acquisition were included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2016. The Company has finalized the purchase price accounting relating to the WPE acquisition. The purchase price was allocated to net identifiable assets with $0.5 million allocated to identifiable intangibles (tradename, net backlog and customer relationships) and the remaining $0.2 million allocated to goodwill. A portion of the goodwill is expected to be tax deductible per applicable Canada Revenue Agency regulations.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

2. Acquisitions  – (continued)

The following table summarizes the allocation of the opening balance sheet from the date of acquisition through December 31, 2017:

(in thousands)	(as of acquisition date) October 28, 2016	Measurement Period Adjustments	(adjusted acquisition amounts as of) December 31, 2017
Total consideration, net of net asset adjustments	$11,283	$—	$11,283
Accounts receivable, net	$20,249	$—	$20,249
Costs and estimated earnings in excess of billings on uncompleted contracts	1,610	—	1,610
Other current assets	8	—	8
Property and equipment	4,108	46	4,154
Intangible assets	—	501	501
Accounts payable	(10,125)	—	(10,125)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,020)	—	(3,020)
Other current liabilities	(2,294)	—	(2,294)
Net identifiable assets	10,536	547	11,083
Unallocated intangible assets	747	(747)	—
Goodwill	$—	$200	$200

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

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

3. Fair Value Measurements  – (continued)

As of December 31, 2017 and 2016, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of December 31, 2017 and 2016, the fair value of the Company’s long-term debt and capital lease obligations, were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at December 31, 2017 and 2016, for new issues with similar remaining maturities and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations also approximated fair value.

4. Accounts Receivable

Accounts receivable consisted of the following at December 31:

(in thousands)	2017	2016
Contract receivables	$231,808	$200,732
Contract retainages	42,732	32,486
Other	9,073	1,856
	283,613	235,074
Less: Allowance for doubtful accounts	(605)	(432)
	$283,008	$234,642

The roll-forward of activity in the allowance for doubtful accounts was as follows for the years ended December 31:

(in thousands)	2017	2016	2015
Balance at beginning of period	$432	$376	$1,179
Less: Reduction in (provision for) allowances	(263)	(146)	528
Less: Write offs, net of recoveries	92	90	275
Change in foreign currency translation	(2)	—	—
Balance at end of period	$605	$432	$376

5. Contracts in Process

The net asset position for contracts in process consisted of the following at December 31:

(in thousands)	2017	2016
Costs and estimated earnings on uncompleted contracts	$1,978,981	$2,194,695
Less: Billings to date	1,929,640	2,167,066
	$49,341	$27,629

The net asset position for contracts in process is included in the accompanying consolidated balance sheets as follows at December 31:

(in thousands)	2017	2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$78,260	$69,950
Billings in excess of costs and estimated earnings on uncompleted contracts	(28,919)	(42,321)
	$49,341	$27,629

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

6. Property and Equipment

Property and equipment consisted of the following at December 31:

(dollars in thousands)	Estimated Useful Life in Years	2017	2016
Land	—	$7,733	$5,468
Buildings and improvements	3 to 39	22,718	21,660
Construction equipment	3 to 12	340,060	329,299
Office equipment	3 to 10	8,964	7,930
		379,475	364,357
Less: Accumulated depreciation and amortization		(231,391)	(209,466)
		$148,084	$154,891

Construction equipment includes assets under capital leases — see additional information provided in Note 12 — Lease Obligations to the Financial Statements.

Depreciation and amortization expense of property and equipment for the years ended December 31, 2017, 2016 and 2015 was $38.1 million, $38.2 million and $37.5 million, respectively.

7. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following at December 31:

	2017			2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
T&D	$40,224	$—	$40,224	$40,224	$—	$40,224
C&I	6,770	—	6,770	6,557	—	6,557
Total goodwill	$46,994	$—	$46,994	$46,781	$—	$46,781
Amortizable Intangible Assets
Backlog	$989	$989	$—	$989	$989	$—
Customer relationships	5,277	4,069	1,208	5,266	3,590	1,676
Trade names	695	125	570	695	79	616
Unallocated intangible assets	—	—	—	744	26	718
Indefinite-lived Intangible Assets
Trade names	9,074	—	9,074	8,556	—	8,556
Total Intangible assets	$16,035	$5,183	$10,852	$16,250	$4,684	$11,566

The increase in goodwill and as of December 31, 2017 compared to December 31, 2016 was due to the allocation of $0.2 million of goodwill related to the WPE acquisition identified during the finalization of the WPE purchase price accounting. Intangible assets related to the WPE acquisition and are being amortized based on a straight line basis over periods ranging up to 12.5 years. Additional financial information related to this acquisition is provided in Note 2 — Acquisitions to the Financial Statements. Immaterial foreign currency translation adjustments related to goodwill and intangible assets are netted with the amounts indicated above.

Customer relationships and backlog are being amortized on a straight-line method over an estimated useful life of approximately 12 years and the remaining life of the contract, respectively, and have been determined to have no residual value. Amortizable trade names are being amortized on a straight-line basis over an estimated useful life of approximately 15 years. Infinite-lived trade names have been determined to

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

7. Goodwill and Intangible Assets  – (continued)

have indefinite lives and, therefore, are not being amortized. Intangible asset amortization expense was $0.5 million for the year ended December 31, 2017, $0.9 million for the year ended December 31, 2016 and $0.6 million for the year ended December 31, 2015.

As of December 31, 2017 estimated future intangible asset amortization expense for the each of the next five years and thereafter was as follows:

(In thousands)	Future Amortization Expense
2018	$443
2019	137
2020	137
2021	137
2022	137
Thereafter	787
Total	$1,778

8. Accrued Liabilities

Other current liabilities consisted of the following at December 31:

(in thousands)	2017	2016
Payroll and incentive compensation	$9,146	$16,101
Union dues and benefits	12,494	10,261
Profit sharing and thrift plan	443	2,004
Taxes, other than income taxes	6,807	7,639
Other	6,148	6,377
	$35,038	$42,382

9. Debt

On June 30, 2016, the Company entered into a five-year amended and restated credit agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A. The Credit Agreement provides for a facility of $250 million (the “Facility”) that may be used for revolving loans and letters of credit. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $50 million. The Company has an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $100 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. Additionally, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement were used to refinance existing debt and are expected to be used for working capital, capital expenditures, acquisitions, stock repurchases and other general corporate purposes.

Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 1.00%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

9. Debt  – (continued)

margin ranging from 1.00% to 2.00%. The applicable margin is determined based on the Company’s consolidated leverage ratio (Leverage Ratio) which is defined in the Credit Agreement as Consolidated Total Indebtedness divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.125% to 2.125% for non-performance letters of credit or 0.625% to 1.125% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.375%, based on the Company’s consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.25. The weighted average interest rate on borrowings outstanding for the year ended December 31, 2017, was 2.07% per annum.

Under the Credit Agreement, the Company is subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, the Company may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters. The Company was in compliance with all of its covenants under the Credit Agreement as of December 31, 2017.

Prior to the amendment and restatement of the Credit Agreement, the Company had a five-year syndicated credit agreement with a facility of $175.0 million that provided funds for revolving loans and the issuance of letters of credit and up to $25.0 million for swingline loans.

The amount outstanding on the Facility was $79.0 million and $59.1 million as of December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Company had irrevocable standby letters of credit outstanding under the Facility of approximately $20.9 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $3.3 million related to contract performance obligations. As of December 31, 2016, the Company had irrevocable standby letters of credit outstanding under the Facility of approximately $23.7 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $6.1 million related to contract performance obligations.

The Company has remaining deferred debt issuance costs totaling $0.8 million as of December 31, 2017, related to entry into the line of credit. As permitted under ASU No. 2015-15, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.

10. Income Taxes

The United States Tax Cuts and Jobs Act (the “Tax Act”) which was signed into law December 22, 2017, made significant changes to the Internal Revenue Code. The changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company calculated our best estimate of the impact of the Tax Act in our year end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing and, as a result, have recorded a net benefit of $7.8 million within income tax expense. This benefit was primarily due to revaluing the Company’s net deferred tax liabilities to reflect the recently enacted 21% federal corporate tax rate effective January 1, 2018.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

10. Income Taxes  – (continued)

In addition, on December 22, 2017, the SEC staff issued SEC Staff Accounting Bulletin 118 (“SAB 118”) to address the accounting implications of the Tax Act. SAB 118 permits a company to recognize provisional amounts for the one-time tax effects of the Tax Act upon enactment when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. The measurement period to finalize these calculations cannot extend beyond one year of the enactment date. Key provisions that have a significant impact on the Financial Statements and where the Company has recognized estimated amounts include the remeasurement of certain net deferred tax assets and liabilities and recognition of liabilities for taxes on mandatory one-time deemed repatriation of accumulated earnings of foreign subsidiaries. These estimates are based on the Company’s initial analysis of the Tax Act and likely will be adjusted in future periods as required. The completion of the Company’s 2017 tax return filings could all impact these estimates. The Company will utilize implementation guidance from the Internal Revenue Service and clarifications of state tax law, as well as information from other authoritative sources, to understand the significant complexity of the Tax Act. The Company does not believe any potential adjustments in future periods would materially impact the Company’s financial condition or results of operations. The Tax Act provisions related to global intangible low taxed income (“GILTI”) could impact the Company’s taxes associated with foreign earnings in the future, however GILTI did not have an impact to the Company’s as of December 31, 2017.

Income before income taxes by geographic area was, for the years ended December 31:

(in thousands)	2017	2016	2015
Federal	$33,830	$39,419	$45,456
Foreign	(9,190)	(1,074)	(1,157)
	$24,640	$38,345	$44,299

The income tax provision consisted of the following for the years ended December 31:

(in thousands)	2017	2016	2015
Current
Federal	$7,020	$9,838	$12,433
State	1,557	2,871	3,006
	8,577	12,709	15,439
Deferred
Federal	(1,453)	2,491	1,553
Foreign	(875)	481	(272)
State	(2,763)	1,233	277
	(5,091)	4,205	1,558
Income tax expense	$3,486	$16,914	$16,997

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

10. Income Taxes  – (continued)

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for continuing operations were as follows for the years ended December 31:

	2017	2016	2015
U.S federal statutory rate	35.0%	35.0%	35.0%
Deferred balance adjustments due to Tax Act, net	(31.6)	—	—
State income taxes, net of U.S. federal income tax expense	5.3	5.2	4.6
Change in valuation allowance	6.4	1.6	—
Domestic production/manufacturing deduction	(1.6)	(1.9)	(2.4)
Tax differential on foreign earnings	3.2	0.6	0.3
Deferred state tax adjustments, net	(2.4)	1.6	—
Non-deductible meals and entertainment	1.7	1.0	0.6
Stock compensation excess tax benefits	(3.1)	—	—
Uncertain tax positions	2.0	—	(0.4)
Provision to return adjustments, net	(0.3)	0.8	0.5
Other income, net	(0.5)	0.2	0.2
Effective rate	14.1%	44.1%	38.4%

The net deferred tax assets and (liabilities) arising from temporary differences was as follows at December 31:

(in thousands)	2017	2016
Deferred income tax assets:
Self insurance reserves	$4,555	$6,670
Contract loss reserves	317	257
Stock-based awards	1,571	2,554
Bonus	590	2,908
Non-U.S. operating loss	2,173	595
Non-U.S. deferred income tax assets, net	773	—
Other	1,359	1,652
Total deferred income tax assets before valuation allowances	11,338	14,636
Less: valuation allowances	(2,173)	(595)
Total deferred income tax assets	9,165	14,041
Deferred income tax liabilities:
Property and equipment – tax over book depreciation	(18,792)	(26,664)
Intangible assets – tax over book amortization	(2,186)	(3,592)
Non-U.S. deferred income tax liabilities, net	—	(91)
Other	(1,639)	(2,259)
Total deferred income tax liabilities	(22,617)	(32,606)
Net deferred income taxes	$(13,452)	$(18,565)

The Company determined that it is more-likely-than-not that it will not realize the deferred tax assets on certain Canadian subsidiaries and recorded a valuation allowance against the entire related deferred tax assets.

As of December 31, 2017, the Company had no undistributed earnings of our Canadian subsidiaries. We expect future earnings to be reinvested. Accordingly, as of December 31, 2017 no provision for U.S. income taxes or foreign withholding taxes has been made.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

10. Income Taxes  – (continued)

The Company is subject to taxation in various jurisdictions. The Company’s tax returns for 2015 and 2016 are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2013 through 2016.

The Company has recorded a liability for unrecognized tax benefits related to tax positions taken on its various income tax returns. If recognized, the entire amount of unrecognized tax benefits would favorably impact the effective tax rate that is reported in future periods. The increase in the unrecognized tax benefits as of December 31, 2017 was primarily due to the reserve for state tax expense deducted on the federal tax returns for the 2011 through 2016 tax years. The total unrecognized tax benefits is expected to be reduced by less than $0.1 million within the next 12 months due to the lapses in the applicable statutes of limitations. Interest and penalties related to uncertain income tax positions are included as a component of income tax expense in the Financial Statements.

The following is a reconciliation of the beginning and ending liability for unrecognized tax benefits at December 31:

(in thousands)	2017	2016
Balance at beginning of period	$301	$425
Gross increases in current period tax positions	67	100
Gross increases in prior period tax positions	441	—
Reductions in tax positions due to lapse of statutory limitations	(22)	(12)
Settlements with taxing authorities	—	(243)
Balance at end of period	787	270
Accrued interest and penalties at end of period	—	31
Total liability for unrecognized tax benefits	$787	$301

The liability for unrecognized tax benefits, including accrued interest and penalties, was included in other liabilities in the accompanying consolidated balance sheets. The amount of interest and penalties charged or credited to income tax expense as a result of the unrecognized tax benefits was not significant in the years ended December 31, 2017, 2016 and 2015.

The Company adopted ASU No. 2016-09, Compensation — Stock Compensation (Topic 718) on January 1, 2017. See Note 1 — Organization, Business and Significant Accounting Policies to the Financial Statements for further information regarding ASU No. 2016-09, Compensation — Stock Compensation (Topic 718).

11. Commitments and Contingencies

Purchase Commitments

As of December 31, 2017, the Company had approximately $12.3 million in outstanding purchase orders for certain construction equipment, with cash outlay scheduled to occur over the next nine months.

Insurance and Claims Accruals

The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. The deductible per occurrence for each line of coverage is up to $1.0 million, except for wildfire coverage which has a deductible of $2.0 million. The Company’s health benefit plans are subject to deductibles of up to $0.2 million for qualified individuals. Losses up to the deductible amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

11. Commitments and Contingencies  – (continued)

The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the deductible is included in total assets in the consolidated balance sheets at December 31:

(in thousands)	2017	2016	2015
Balance at beginning of period	$42,584	$36,967	$39,480
Net increases in reserves	22,938	25,139	15,686
Net payments made	(20,159)	(19,522)	(18,199)
Balance at end of period	$45,363	$42,584	$36,967

Insurance expense, including premiums, for workers’ compensation, general liability, automobile liability, employee health benefits, and other coverages for the years ended December 31, 2017, 2016 and 2015 was $29.5 million, $25.6 million and $23.6 million, respectively.

Performance and Payment Bonds and Parent Guarantees

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of December 31, 2017, an aggregate of approximately $497.0 million in original face amount of bonds issued by the Company’s sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $144.5 million as of December 31, 2017.

From time to time the Company guarantees the obligations of wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease agreements, and obligations in connection with obtaining contractors’ licenses. Additionally, from time to time the Company is required to post letters of credit to guarantee the obligations of its wholly owned subsidiaries, which reduces the borrowing availability under our Facility.

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

Collective Bargaining Agreements

Many of the Company’s subsidiaries’ craft labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from any of the multi-employer pension plans or if the plans were to otherwise become underfunded, the subsidiary could incur liabilities for additional contributions related to these plans. Although the Company has been informed that the status of some multi-employer pension plans to which its subsidiaries contribute have been classified as “critical”, the Company is not currently aware of any potential liabilities related to this issue. See Note 14 — Employee Benefit Plans to the Financial Statements for further information related to the Company’s participation in multi-employer plans.

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

12. Lease Obligations

From time to time, the Company enters into leasing arrangements for real estate, vehicles and construction equipment. In 2017, the Company entered into master leasing arrangements for vehicles and construction equipment. Some of the leases entered into under these agreements met the requirements for capitalizations and were recorded as capital leases, while others were treated as operating leases. As of December 31, 2017, the Company had no outstanding commitments to enter into future leases under its master lease agreements.

Capital Leases

The Company leases vehicles and certain equipment under capital leases. The economic substance of the leases is a financing transaction for acquisition of the vehicles and equipment and, accordingly, the leases are included in the balance sheets in property and equipment, net of accumulated depreciation, with a corresponding amount recorded in current portion of capital lease obligations or capital lease obligations, net of current maturities, as appropriate. The capital lease assets are amortized on a straight-line basis over the life of the lease or, if shorter, the life of the leased asset, and included in depreciation expense in the statements of operations. The interest associated with capital leases is included in interest expense in the statements of operations.

As of December 31, 2017, the Company had approximately $3.7 million of capital lease obligations outstanding, $1.1 million of which was classified as a current liability.

As of December 31, 2017 and 2016, $3.7 million and $5.0 million, respectively, of leased assets were capitalized in construction equipment, net of accumulated depreciation. Additional information related to property and equipment is provided in Note 6 — Property and Equipment to the Financial Statements.

Operating Leases

The Company leases real estate, construction equipment and office equipment under operating leases with remaining terms ranging from one to six years.

Rent expense includes lease payments as well as rent on items that are rented under cancellable rental agreements. Total rent expense for the years ended December 31, 2017, 2016 and 2015, was $44.6 million, $44.9 million and $57.2 million, respectively.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

12. Lease Obligations  – (continued)

The future minimum lease payments required under capital leases, together with their present value of capital leases, and operating leases as of December 31, 2017 were as follows:

(In thousands)	Capital Lease Obligations	Operating Lease Obligations
2018	$1,185	$3,599
2019	1,185	2,885
2020	1,185	2,187
2021	360	1,582
2022	—	1,014
Thereafter	—	564
Total minimum lease payments	$3,915	$11,831
Interest	(200)
Net present of minimum lease payments	3,715
Less: Current portion of capital lease obligations	1,086
Long-term capital lease obligations	$2,629

13. Stock-Based Compensation

The Company maintains two equity compensation plans under which stock-based compensation has been granted, the 2017 Long-Term Incentive Plan, (the “LTIP”) and the 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014) (the “2007 Plan”). Upon the adoption of the LTIP, awards were no longer granted under the 2007 Plan. The LTIP was approved by our stockholders and provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) restricted stock units, (f) performance awards, (g) phantom stock, (h) stock bonuses, (i) dividend equivalents, or (j) any combination of such awards. The LTIP permits the granting of up to 900,000 shares to directors, officers and other employees of the Company. Grants of awards to employees are approved by the Compensation Committee of the Board of Directors and grants to independent members of the Board of Directors are approved by the Board of Directors. All awards are made with an exercise price or base price, as the case may be, that is not less than the full fair market value per share on the date of grant. No stock option or stock appreciation right may be exercised more than 10 years from the date of grant.

Shares issued as a result of stock option exercises or stock grants are made available from authorized unissued shares of common stock or treasury stock.

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

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

13. Stock-Based Compensation  – (continued)

Following is a summary of stock option activity for the three-year period ending December 31, 2017:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	1,008,781	$13.87
Exercised	(267,440)	$7.19
Forfeited	(1,290)	$23.14
Expired	(9,446)	$5.92
Outstanding at December 31, 2015	730,605	$16.40	3.6 years	$3,722
Exercised	(443,283)	$14.03
Forfeited	(933)	$24.68
Expired	(40,672)	$21.40
Outstanding at December 31, 2016	245,717	$19.82	4.4 years	$4,396
Exercised	(79,797)	$15.43
Outstanding and Exercisable at December 31, 2017	165,920	$21.92	4.2 years	$2,292

Other data relating to option activity for the years ended December 31 are as follows:

(dollars in thousands)	2017	2016	2015
Intrinsic value of options exercised	$1,721	$7,832	$5,857
Fair value of options vested	—	372	948

The following table summarizes information with respect to stock options outstanding and exercisable under the Company’s plans at December 31, 2017:

	Options Outstanding and Exercisable
Exercise Price	Number Of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
$17.18 – $17.48	60,267	$17.44	3.9 years
$24.18 – $24.18	44,151	$24.18	3.2 years
$24.68 – $24.68	61,502	$24.68	5.2 years
	165,920	$21.92	4.2 years

Time-Vested Stock Awards

The company grants time-vested stock awards in the form of restricted stock awards, restricted stock units or equity-settled phantom stock. Time-vested stock awards granted to non-employee directors and eligible employees in 2017 vest ratably, on an annual basis, over three years. The grant date fair value of the time-vested stock awards was equal to the closing market price of the Company’s common stock on the date of grant.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

13. Stock-Based Compensation  – (continued)

Following is a summary of time-vested stock awards activity for the three-year period ending December 31, 2017:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2015	220,337	$22.64
Granted	87,040	$29.23
Vested	(102,297)	$22.42
Forfeited	(3,131)	$24.10
Outstanding unvested at December 31, 2015	201,949	$24.58
Granted	112,912	$24.66
Vested	(88,301)	$25.18
Forfeited	(3,144)	$26.09
Outstanding unvested at December 31, 2016	223,416	$25.26
Granted	66,352	$37.49
Vested	(99,774)	$25.19
Forfeited	(1,346)	$31.22
Outstanding unvested at December 31, 2017	188,648	$29.55

Performance Awards

The Company grants performance awards under which shares of the Company’s common stock may be earned based on the Company’s performance compared to defined metrics. The number of shares earned under a performance award may vary from zero to 200% of the target shares awarded, based upon the Company’s performance compared to the metrics. The metrics used for the grant are determined by the Compensation Committee of the Board of Directors and may be either based on internal measures such as the Company’s financial performance compared to target or on a market-based metric such as the Company’s stock performance compared to a peer group. Performance awards cliff vest upon attainment of at least the minimum stated performance targets and minimum service requirements and are paid in common shares of the Company’s stock.

The Company recognizes stock-based compensation expense related to market-based performance awards based on the grant date fair value, which is computed using a Monte Carlo simulation. The Company recognizes stock-based compensation expense related to internal measure-based performance awards based on the grant date fair value, which was the closing price of the Company’s stock on the date of grant. The Company adjusts the stock-based compensation expense related to internal metric-based performance awards according to its determination of the potential achievement of the performance target at each reporting date. The fair value of performance grants are expensed over the service period of approximately 2.8 years.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

13. Stock-Based Compensation  – (continued)

Following is a summary of performance share award activity for the three-year period ending December 31, 2017:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2015	126,803	$26.63
Granted at target	69,978	$38.70
Vested	(40,474)	$24.68
Forfeited for performance below target	(3,810)	$24.68
Forfeited	(8,889)	$30.87
Outstanding at December 31, 2015	143,608	$32.68
Granted at target	79,661	$28.25
Earned for performance above target	20,650	$31.01
Vested	(98,270)	$27.74
Forfeited	(1,626)	$32.96
Outstanding at December 31, 2016	144,023	$32.92
Granted at target	47,454	$47.12
Forfeited for performance below target	(24,873)	$36.40
Vested	(39,407)	$40.15
Forfeited	(222)	$37.22
Outstanding at December 31, 2017	126,975	$35.29

Stock-based Compensation Expense

The Company recognized stock-based compensation expense of approximately $4.4 million, $4.7 million and $4.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, in selling, general and administrative expenses. As of December 31, 2017, there was approximately $4.4 million of total unrecognized stock-based compensation expense related to awards granted under the LTIP and 2007 Plan. This included $2.5 million of unrecognized compensation cost related to unvested time-vested stock awards expected to be recognized over a remaining weighted average vesting period of approximately 1.8 years and $1.9 million of unrecognized compensation cost related to unvested performance awards, expected to be recognized over a remaining weighted average vesting period of approximately 1.4 years. Time-vested stock awards granted to non-employee directors after 2013, and all directors after 2016, contained provisions which call for the vesting of all shares awarded upon change in control or resignation from the board for any reason except breach of fiduciary duty. As a result of these provisions, the fair value of time-vested stock awards granted to the non-employee directors after 2013 and all directors after 2016, was expensed on the date of the grant.

The Company adopted ASU No. 2016-09, Compensation — Stock Compensation (Topic 718) on January 1, 2017. See Note 1 — Organization, Business and Significant Accounting Policies to the Financial Statements for further information regarding ASU No. 2016-09, Compensation — Stock Compensation (Topic 718).

14. Employee Benefit Plans

The Company has a profit sharing and thrift employee benefit plan in effect for all eligible employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the years ended December 31, 2017, 2016 and 2015 amounted to $3.4 million, $4.6 million, and $3.4 million, respectively. The Company also has an

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

14. Employee Benefit Plans  – (continued)

employee benefit plan in effect for certain non-union hourly employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the years ended December 31, 2017, 2016 and 2015 amounted to $0.6 million, $0.6 million and $0.7 million, respectively. The Company also has a registered retirement saving plan for certain Canadian employees, contributions to this plan for the year ended December 31, 2017 amounted to $0.1 million.

The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees, who are represented by over 100 local unions. The related collective-bargaining agreements between those organizations and the Company, which specify the rate at which the Company must contribute to the multi-employer defined pension plan, expire at different times between 2018 and 2020.

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

The following table summarizes plan information relating to the Company’s participation in multi-employer defined benefit pension plans, including company contributions for the last three years, the status under the Pension Protection Act of 2006, as amended by the Consolidated and Further Continuing Appropriations Act of 2015 (“PPA”) of the plans and whether the plans are subject to a funding improvement or rehabilitation plan, or contribution surcharges. The most recent zone status is for the plan’s year-end indicated in the table. The zone status is based on information that the Company received from the plan, as well as from publicly available information on the U.S. Department of Labor website. The PPA zone status for the plan year ended on December 31, 2017 has not been listed because Forms 5500 were not yet available. Among other factors, plans in the red “critical” zone are generally less than 65 percent funded, plans in the yellow “endangered” zone are between 65 and 80 percent funded, and plans in the green zone are at least 80 percent funded. Also listed in the table below are the Company’s contributions to defined contribution plans. Information in the table has been presented separately for individually significant plans and in the aggregate for all other plans.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

14. Employee Benefit Plans  – (continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status				Contributions to Plan for the Year Ended December 31,			Funding Plan	Surcharge Imposed
		Status	Plan Year End	Status	Plan Year End	2017	2016	2015
						(in thousands)
Defined Benefit Plans:
National Electrical Benefit Fund	53-0181657 001	Green	12/31/2016	Green	12/31/2015	$9,542	$9,040	$6,930	No	No
Eighth District Electrical Management Pension Fund	84-6100393 001	Green	3/31/2017	Green	3/31/2016	7,908	7,519	5,598	No	No
Indiana/Kentucky/Ohio Regional Council of Carpenters Pension Fund	51-6123713 001	Green	6/30/2016	Green	6/30/2015	2,515	696	116	No	No
IBEW Local 769 Management Pension Plan	86-6049763 001	Green	6/30/2016	Green	6/30/2015	2,115	1,709	2,120	No	No
IBEW Local 1249 Pension Plan	15-6035161 001	Yellow	12/31/2016	Yellow	12/31/2015	1,315	630	2,042	Yes	No
Defined Contribution Plans:
National Electrical Annuity Plan	52-6132372 001		n/a		n/a	27,633	22,840	24,226	n/a	n/a
Eighth District Electrical Pension Fund Annuity Plan	84-6100393 002		n/a		n/a	4,109	4,883	3,700	n/a	n/a
All other plans:						9,751	6,479	7,954
Total Contributions:						$64,888	$53,796	$52,686

Total contributions to these plans, at any given time, correspond to the number of union employees employed and the plans in which they participate, which varies depending upon location, the number of ongoing projects and the need for union resources in connection with such projects at a given time. The PPA data presented in the table above represents data available to us for the two most recent plan years.

One of the Company’s subsidiaries was listed in the Eighth District Electrical Pension Fund’s Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan years ended March 31, 2017, 2016 and 2015 and the IBEW local 769 Management Pension Fund’s Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan years ended June 30, 2016 and 2015. Another of the company’s subsidiaries was listed in the IBEW Local 1249 Pension Plan’s Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan year ended December 31, 2015.

15. Segment Information

MYR Group is a holding company of specialty contractors serving electrical utility infrastructure and commercial construction markets in the United States and western Canada. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which includes safety costs, professional fees, IT expenses, management fees, and intangible amortization. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

Transmission and Distribution:  The T&D segment provides a broad range of services on electric transmission and distribution networks and substation facilities which include design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair. T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems. The T&D segment also provides emergency restoration services in response to hurricane, ice or other storm-related damage. T&D

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

15. Segment Information  – (continued)

customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors.

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

The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Contract revenues:
T&D	$879,372	$818,972	$794,898
C&I	523,945	323,515	266,783
	$1,403,317	$1,142,487	$1,061,681
Income from operations:
T&D	$39,631	$63,459	$63,155
C&I	25,048	13,920	13,592
General Corporate	(35,121)	(38,625)	(31,906)
	$29,558	$38,754	$44,841

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

(in thousands)	2017	2016
T&D	$257,834	$235,548
C&I	152,207	125,696
General Corporate	193,747	212,251
	$603,788	$573,495

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

15. Segment Information  – (continued)

An allocation of total depreciation, including depreciation of shared construction equipment, and amortization to each segment is as follows:

	For the Year Ended December 31,
(in thousands)	2017	2016	2015
Depreciation and amortization
T&D	$34,990	$35,947	$35,456
C&I	3,586	3,175	2,573
	$38,576	$39,122	$38,029

For the year ended December 31, 2017, the Company had Canadian contract revenues of $84.1 million, of which $18.7 million and $65.4 million is attributable to the T&D and C&I segments, respectively. For the year ended December 31, 2016, the Company had Canadian contract revenues of $36.5 million, of which $26.9 million and $9.6 million is attributable to the T&D and C&I segments, respectively. For the year ended December 31, 2015, the Company had Canadian contract revenues of $1.5 million, of which $1.4 million and $0.1 million is attributable to the T&D and C&I segments, respectively. As of December 31, 2017 and 2016, there were $40.0 million and $45.5 million, respectively, of identifiable assets attributable to Canadian operations.

16. Earnings Per Share

The Company computes earnings per share using the treasury stock method. Under the treasury stock method, basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Numerator:
Net income	$21,154	$21,431	$27,302
Denominator:
Weighted average common shares outstanding	16,273	17,109	20,577
Weighted average dilutive securities	223	352	461
Weighted average common shares outstanding, diluted	16,496	17,461	21,038
Income per common share, basic	$1.30	$1.25	$1.33
Income per common share, diluted	$1.28	$1.23	$1.30

Results for the year ended December 31, 2017 included a net Tax Act benefit of $7.8 million, or $0.48 and $0.47 per basic and diluted share, respectively. See further discussion in Note 10 — Income Taxes to our Financial Statements.

For the years ended December 31, 2017, 2016 and 2015, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities. The following table

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

16. Earnings Per Share  – (continued)

summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

(In thousands)	2017	2016	2015
Stock options	—	—	3
Time-vested stock awards	44	—	—
Performance awards	97	63	34

Share Repurchase Program

On July 27, 2017, the Board of Directors approved a new $20.0 million repurchase program (Repurchase Program) that began at the expiration of the existing program. The Repurchase Program will continue in effect through August 15, 2018, or until the authorized funds are exhausted. During 2017, the Company repurchased 92,987 shares of its common stock at a weighted-average price of $32.90 per share; 35,338 of those shares were purchased under its Repurchase Program for approximately $0.8 million. Additionally, the Company repurchased 57,649 shares of stock, for approximately $2.2 million, from its employees to satisfy tax obligations on shares vested under the 2007 Plan. All of the shares repurchased were retired and returned to authorized but unissued stock. The remaining availability to purchase shares under the Repurchase Program was $19.3 million as of December 31, 2017.

17. Quarterly Financial Data (Unaudited)

The following table presents the unaudited consolidated operating results by quarter for the years ended December 31, 2017 and 2016:

	For the Three Months Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,(a)
2017:
Revenues	$300,129	$356,185	$373,502	$373,501
Gross profit	25,740	27,517	34,853	36,894
Net income	1,200	1,230	5,145	13,579
Basic earnings per share	$0.07	$0.08	$0.32	$0.83
Diluted earnings per share	$0.07	$0.07	$0.31	$0.82
2016:
Revenues	$253,634	$261,934	$283,259	$343,660
Gross profit	27,281	31,435	34,063	41,944
Net income	1,987	5,500	6,146	7,798
Basic earnings per share	$0.10	$0.32	$0.39	$0.49
Diluted earnings per share	$0.10	$0.31	$0.38	$0.48

(a)	Results for the fourth quarter of 2017 include a net Tax Act benefit of $7.8 million, or $0.48 and $0.47 per basic and diluted share, respectively. See further discussion in Note 10 — Income Taxes to our Financial Statements.

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

Management, together with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance related to the matters stated in the above paragraph as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this Item 10 related to our directors is incorporated by reference to the information to be included under “Proposal No. 1. Election of Directors” of our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 26, 2018 (“2018 Proxy Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information to be included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference to the information to be included under the heading “Nominating and Corporate Governance Committee Matters — Criteria for Nomination to the Board of Directors and Diversity” in our 2018 Proxy Statement. Information about our Audit Committee, including its members, and our Audit Committee financial experts, is incorporated by reference to the information to be included under the headings “Audit Committee Matters” in our 2018 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled “Executive Officers” in Part I of this Annual Report on Form 10-K.

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

The information required by this Item 11 is incorporated by reference to the information to be included in our 2018 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Compensation Committee Matters — Compensation Committee Report for the Year Ended December 31, 2017.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information regarding our 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014) (the “2007 Plan”) and our 2017 Long-Term Incentive Plan (the “LTIP”) as of December 31, 2017. At December 31, 2017, our only active equity compensation plan was the LTIP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders	785,706	$21.92	877,620
Equity compensation plans not approved by security holders	—	$—	—

(1)	Includes (i) 597,406 shares committed to be issued for phantom stock and performance awards granted in 2015, 2016 and 2017 under the 2007 Plan (assumes actual performance for performance awards granted in 2015; assumes maximum performance for performance awards granted in 2016 and 2017), (ii) 165,920 shares subject to outstanding option awards granted under the 2007 Plan and (iii) 22,380 shares subject to outstanding restricted stock units granted under the LTIP.
(2)	The calculation in this column includes only option awards because the shares underlying other outstanding awards will be issued upon vesting or satisfaction of relevant performance criteria without any cash consideration payable for those shares.
(3)	Reflects securities remaining available for future issuance under our LTIP. No further awards will be granted under the 2007 Plan.

Other information required by this Item 12 is incorporated by reference to the information to be included in our 2018 Proxy Statement under the headings “Ownership of Equity Securities” and “Compensation Discussion and Analysis.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the information to be included in our 2018 Proxy Statement under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance — Director Independence.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the information to be included in our 2018 Proxy Statement under the heading “Audit Committee Matters — Independent Auditors’ Fees.”

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

iii)	Exhibit List

Number	Description
3.1	Restated Certificate of Incorporation, incorporated by reference to exhibit 3.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014
3.2	Amended and Restated By-Laws, incorporated by reference to exhibit 3.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on December 22, 2015
4.1	Specimen Common Stock Certificate, incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-1/A (File No. 333-148864), filed with the SEC on July 14, 2008
10.1	Credit Agreement, dated December 21, 2011, between the Registrant and J.P. Morgan Chase Bank, N.A., Bank of America, N.A., PNC Bank, National Association, BMO Harris Bank N.A and Wells Fargo Bank, National Association, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on December 23, 2011
10.2	Pledge and Security Agreement, dated December 21, 2011, between the Registrant, certain of its Subsidiaries and J.P. Morgan Chase Bank, N.A., in its capacity as administrative agent for the lenders party to the Credit Agreement, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on December 23, 2011
10.3	Guaranty, dated December 21, 2011, between certain Subsidiaries of the Registrant in favor of J.P. Morgan Chase Bank, N.A., as administrative agent for the benefit of the Holders of Secured Obligations under the Credit Agreement, incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on December 23, 2011
10.4	MYR Group Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014), incorporated by reference to exhibit 10.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014+
10.5	Form of Named Executive Officer Nonqualified Stock Option Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.6	Form of Employment Agreement, dated March 11, 2010, between the Registrant and Executive Officer, incorporated by reference to exhibit 10.5 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.7	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to exhibit 10.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on May 11, 2011+
10.8	MYR Group Senior Management Incentive Plan, Amended and Restated as of May 1, 2014, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014+
10.9	Form of Named Executive Officer Restricted Stock Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.15 of the Company’s Form 10-K for the year ended December 31, 2013 (File No. 001-08325), filed with the SEC on March 5, 2014+
10.10	Form of Named Executive Officer Performance Share Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.16 of the Company’s Form 10-K for the year ended December 31, 2013 (File No. 001-08325), filed with the SEC on March 5, 2014+
10.11	Form of Independent Director Restricted Stock Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.17 of the Company’s Form 10-K for the year ended December 31, 2013 (File No. 001-08325), filed with the SEC on March 5, 2014+
10.12	Form of Independent Director Phantom Stock and Dividend Equivalents Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2015 (File No. 001-08325), filed with the SEC on August 5, 2015+
10.13	Employment agreement with Betty R. Johnson, incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2015 (File No. 001-08325), filed with the SEC on November 4, 2015+

Number	Description
10.14	Employment Agreement, dated April 29, 2015 between the Company and Tod Cooper, incorporated by reference to exhibit 10.21 of the Company’s Form 10-K for the year ended December 31, 2015 (File No. 001-08325), filed with the SEC on March 3, 2015+
10.15	Agreement, dated March 22, 2016, by and among MYR Group Inc., Engine Capital Management, LLC, Engine Capital, L.P., Engine Jet Capital, L.P., Engine Airflow Capital, L.P., Engine Investments, LLC, Engine Investments II, LLC, Arnaud Ajdler and John P. Schauerman, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on March 23, 2016
10.16	Amended and Restated Credit Agreement, dated June 30, 2016, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on July 7, 2016
10.17	Joinder, Amendment No. 1 and Reaffirmation of Pledge and Security Agreement, dated June 30, 2016, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on July 7, 2016
10.18	Joinder, Amendment No. 1 and Reaffirmation of Guaranty, dated June 30, 2016, incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on July 7, 2016
10.19	Amended and Restated Employment Agreement, dated January 1, 2017, between the Company and William A. Koertner, incorporated by reference to exhibit 10.24 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+
10.20	Amendment to the Employment Agreement, dated January 1, 2017, between the Company and Richard S. Swartz, Jr., incorporated by reference to exhibit 10.25 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+
10.21	Amendment to the Employment Agreement, dated January 1, 2017, between the Company and Tod M. Cooper, incorporated by reference to exhibit 10.26 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+
10.22	Employment Agreement, dated January 1, 2017, between the Company and Jeffrey J. Waneka, incorporated by reference to exhibit 10.27 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+
10.23	Agreement, dated January 30, 2017, by and among MYR Group Inc., Engine Capital Management, LLC, Engine Capital, L.P., Engine Jet Capital, L.P., Engine Airflow Capital, L.P., Engine Investments, LLC, Engine Investments II, LLC and Bradley Favreau, incorporated by reference to exhibit 10.28 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017
10.24	Form of Restricted Stock Award Agreement (Named Executive Officer), incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 28, 2017+
10.25	Form of Performance Shares Award Agreement (Named Executive Officer), incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 28, 2017+
10.26	Form of Restricted Stock Units Award Agreement (Non-Employee Director), incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 28, 2017+
10.27	Form of Restricted Stock Units Award Agreement (Director), incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 28, 2017+
10.28	Amendment to the Amended and Restated Employment Agreement, dated April 11, 2017, between the Company and Richard S. Swartz, Jr., incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 3, 2017+
21.1	List of Subsidiaries†
23.1	Consent of Crowe Horwath LLP†

Number	Description
23.2	Consent of Ernst & Young LLP†
24.1	Power of Attorney†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Filed herewith.
+	Indicates management contract or compensatory plan or arrangement.
*	Electronically filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYR GROUP INC. (Registrant)
March 7, 2018	/s/ BETTY R. JOHNSON Name: Betty R. Johnson Title: Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* Richard S. Swartz, Jr.	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2018
/s/ BETTY R. JOHNSON Betty R. Johnson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2018
* William A. Koertner	Executive Chairman of the Board of Directors	March 7, 2018
* Jack L. Alexander	Director	March 7, 2018
* Larry F. Altenbaumer	Director	March 7, 2018
* Bradley T. Favreau	Director	March 7, 2018
* Henry W. Fayne	Director	March 7, 2018
* Kenneth M. Hartwick	Director	March 7, 2018
* Gary R. Johnson	Director	March 7, 2018
* Donald C.I. Lucky	Director	March 7, 2018
* Maurice E. Moore	Director	March 7, 2018
* William D. Patterson	Director	March 7, 2018
*By: /s/ BETTY R. JOHNSON (Betty R. Johnson) (Attorney-in-fact)		March 7, 2018