Form 10-Q
period 2018-03-31
MYR GROUP INC.
filed 2018-05-02
CIK 700923

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 24, 2018, there were 16,496,984 outstanding shares of the registrant’s $0.01 par value common stock.

WEBSITE ACCESS TO COMPANY’S REPORTS

MYR Group Inc.’s internet website address is www.myrgroup.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) will be available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”)

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share and per share data)	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,719	$5,343
Accounts receivable, net of allowances of $537 and $605, respectively	256,364	283,008
Costs and estimated earnings in excess of billings on uncompleted contracts	93,206	78,260
Current portion of receivable for insurance claims in excess of deductibles	4,366	4,221
Refundable income taxes, net	—	391
Other current assets	7,882	8,513
Total current assets	363,537	379,736
Property and equipment, net of accumulated depreciation of $238,112 and $231,391, respectively	151,570	148,084
Goodwill	46,988	46,994
Intangible assets, net of accumulated amortization of $5,305 and $5,183, respectively	10,720	10,852
Receivable for insurance claims in excess of deductibles	14,440	14,295
Investment in joint ventures	719	168
Other assets	3,617	3,659
Total assets	$591,591	$603,788

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,094	$1,086
Accounts payable	105,042	110,383
Billings in excess of costs and estimated earnings on uncompleted contracts	18,699	28,919
Current portion of accrued self-insurance	12,452	13,138
Income taxes payable, net	2,110	—
Other current liabilities	42,562	35,038
Total current liabilities	181,959	188,564
Deferred income tax liabilities	13,525	13,452
Long-term debt	67,381	78,960
Accrued self-insurance	32,046	32,225
Capital lease obligations, net of current maturities	2,349	2,629
Other liabilities	903	919
Total liabilities	298,163	316,749
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares;
none issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares;
16,492,060 and 16,464,757 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	164	163
Additional paid-in capital	144,260	143,934
Accumulated other comprehensive loss	(316)	(299)
Retained earnings	149,320	143,241
Total stockholders’ equity	293,428	287,039
Total liabilities and stockholders’ equity	$591,591	$603,788

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended
	March 31,
(In thousands, except per share data)	2018	2017

Contract revenues	$345,611	$300,129
Contract costs	309,858	274,389
Gross profit	35,753	25,740
Selling, general and administrative expenses	28,280	25,779
Amortization of intangible assets	117	188
Gain on sale of property and equipment	(1,051)	(707)
Income from operations	8,407	480
Other income (expense)
Interest income	—	1
Interest expense	(721)	(514)
Other, net	249	874
Income before provision for income taxes	7,935	841
Income tax expense (benefit)	2,291	(359)
Net income	$5,644	$1,200
Income per common share:
—Basic	$0.35	$0.07
—Diluted	$0.34	$0.07
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,321	16,161
—Diluted	16,520	16,452

Net income	$5,644	$1,200
Other comprehensive income (loss):
Foreign currency translation adjustment	(17)	(49)
Other comprehensive income (loss)	(17)	(49)
Total comprehensive income	$5,627	$1,151

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
(In thousands)	2018	2017

Cash flows from operating activities:
Net income	$5,644	$1,200
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	9,275	9,558
Amortization of intangible assets	117	188
Stock-based compensation expense	420	867
Deferred income taxes	48	(143)
Gain on sale of property and equipment	(1,051)	(707)
Other non-cash items	702	(93)
Changes in operating assets and liabilities
Accounts receivable, net	26,041	12,417
Costs and estimated earnings in excess of billings on uncompleted contracts	(15,131)	(2,847)
Receivable for insurance claims in excess of deductibles	(290)	(47)
Other assets	1,405	(289)
Accounts payable	(3,765)	(10,333)
Billings in excess of costs and estimated earnings on uncompleted contracts	(10,191)	7,134
Accrued self insurance	(857)	1,834
Other liabilities	9,666	(5,679)
Net cash flows provided by operating activities	22,033	13,060
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,074	937
Purchases of property and equipment	(14,497)	(10,002)
Net cash flows used in investing activities	(13,423)	(9,065)
Cash flows from financing activities:
Net repayments under revolving lines of credit	(11,579)	(19,491)
Payment of principal obligations under capital leases	(272)	(268)
Proceeds from exercise of stock options	582	911
Repurchase of common shares	(934)	(2,208)
Net cash flows used in financing activities	(12,203)	(21,056)
Effect of exchange rate changes on cash	(31)	154
Net decrease in cash and cash equivalents	(3,624)	(16,907)
Cash and cash equivalents:
Beginning of period	5,343	23,846
End of period	$1,719	$6,939

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization, Business and Basis of Presentation

Organization and Business

MYR Group Inc. (the “Company”) is a holding company of specialty electrical construction service providers and conducts operations through its wholly owned subsidiaries, including: The L. E. Myers Co., a Delaware corporation; Harlan Electric Company, a Michigan corporation; Great Southwestern Construction, Inc., a Colorado corporation; Sturgeon Electric Company, Inc., a Michigan corporation; MYR Transmission Services, Inc., a Delaware corporation; E.S. Boulos Company, a Delaware corporation; High Country Line Construction, Inc., a Nevada corporation; Sturgeon Electric California, LLC, a Delaware limited liability company; GSW Integrated Services, LLC, a Delaware limited liability company; MYR Transmission Services Canada, Ltd., a British Columbia corporation; Northern Transmission Services, Ltd., a British Columbia corporation and Western Pacific Enterprises Ltd., a British Columbia corporation.

The Company performs construction services in two business segments: Transmission and Distribution (“T&D”) and Commercial and Industrial (“C&I”). T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. T&D provides a broad range of services, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair. C&I customers include general contractors, commercial and industrial facility owners, local governments and developers in the western and northeastern United States and western Canada. The C&I segment electrical contracting services to general contractors, commercial and industrial facility owners, local governments and developers in the western and northeastern United States and western Canada.

Basis of Presentation

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income and cash flows with respect to the interim consolidated financial statements, have been included. Certain reclassifications were made to prior year amounts to conform to the current year presentation. The consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements as of that date. The results of operations and comprehensive income are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 7, 2018.

Foreign Currency

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and ineffective long-term monetary assets and liabilities are recorded in the “other income, net” line on the consolidated statements of operations. Foreign currency losses were not significant for the three months ended March 31, 2018 and 2017. Effective foreign currency transaction gains and losses, arising primarily from long-term monetary assets and liabilities, are recorded in the foreign currency translation adjustment line on the consolidated statements of comprehensive income.

Accounts Receivable

The Company does not charge interest to its customers and carries its customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contract and acceptance by the customer, or earlier as provided by the contract. Based on the Company’s experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. The Company expects a majority of the retainage recorded at March 31, 2018 to be collected within one year.

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

In the three months ended March 31, 2018, the Company recognized revenues of $16.1 million related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts which are in the process of being negotiated in the normal course of business.

The percentage of completion method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended March 31, 2018, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.1%, which resulted in decreases in operating income of $0.3 million, net income of $0.2 million and diluted earnings per common share of $0.01. During the three months ended March 31, 2017, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.4%, which resulted in increases in operating income of $1.1 million, net income of $0.6 million and diluted earnings per common share of $0.04.

Recent Accounting Pronouncements

Changes to U.S. GAAP are typically established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. The Company, based on its assessment, determined that any recently issued or proposed ASUs not listed below are either not applicable to the Company or adoption will have minimal impact on our consolidated financial statements

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments under this pronouncement changed how an entity recognizes revenue from contracts it enters to transfer goods, services or nonfinancial assets to its customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with the customer; Step 2: Identify the performance obligations in the contract; Step 3: Determine the transaction price; Step 4: Allocate the transaction price to the performance obligations in the contract; Step 5: Recognize revenue when, or as, the entity satisfies the performance obligations. In addition, the amendments require expanded disclosure to enable the users of the financial statements to understand the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On January 1, 2018, the Company adopted this ASU on a modified retrospective basis. The adoption of this ASU resulted in the recognition of the cumulative effect of applying the new revenue standard as an adjustment of $0.7 million, net of tax, to the opening balance of retained earnings at the beginning of 2018, representing revenues which would have been recognized in prior periods under Topic 606. Results for reporting periods beginning after January 1, 2018 are presented under Revenue from Contracts with Customers (Topic 606), while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Revenue Recognition Topic 605. See Note 2–Revenue Recognition to the Financial Statements for further information related to the Company’s accounting policy and transition disclosures associated with the adoption of this pronouncement.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarified the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this ASU on a prospective basis in January 2018 and there was no effect on the Company’s financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which modified existing guidance and intended to reduce the diversity in practice with respect to the accounting for income tax consequences of intra-entity transfers of assets. This update requires entities to immediately recognize the tax consequences on intercompany asset transfers (excluding inventory) at the transaction date, and eliminated the recognition exception within previous guidance. The Company adopted this ASU using a modified retrospective approach in January 2018 and there was no effect on the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which intended to reduce diversity in practice in how eight specific transactions are classified in the statement of cash flows. The Company adopted this ASU on a retrospective basis in January 2018 and there was no effect on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill, through the elimination of Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The update is effective for any annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The guidance requires application on a prospective basis. The Company does not expect that this pronouncement will have a significant impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with durations in excess of one year are treated. Under this guidance, lessees will be required to recognize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, which contain provisions similar to capitalized leases, are amortized like capital leases under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The Company continues to evaluate the impact that this pronouncement, and all amendments relating to this pronouncement, will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on the Company’s financial statements. The Company expects that most existing operating lease commitments that extend beyond twelve months at the time of adoption will be recognized as lease liabilities and right-of-use assets upon adoption.

2. Revenue Recognition

Adoption and Accounting Policy

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under this new pronouncement, while prior period amounts are not adjusted and continue to be reported under the accounting standard Revenue Recognition Topic 605, which was in effect for prior periods. The Company recorded an increase to opening retained earnings of $0.7 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, representing revenues which would have been recognized in prior periods under Topic 606. The impact to revenue for the three months ended March 31, 2018 was an increase of $0.1 million as a result of adopting Topic 606. The cumulative adjustment and the impact experienced during the three months ended March 31, 2018 were due to accelerated recognition of contract provisions related to variable consideration previously not permitted to be recognized under Topic 605 until no remaining contingency existed related to this consideration.

Under Topic 606, the Company recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services provided. Revenue associated with contracts with customers is recognized over time as the Company’s performance creates or enhances customer controlled assets or creates or enhances an asset with no alternative use, which the Company has an enforceable right to receive compensation as defined under the contract for performance completed. To determine the amount of revenue to recognize over time, the Company estimates profit by determining the difference between total estimated revenue and total estimated cost of a contract. The profit and corresponding revenue is recognized over the contract term based on costs incurred under the cost-to-cost method. For purposes of recognizing revenue, the Company follows the five step approach outlined in ASC 606-10-25.

As the cost-to-cost method is driven by incurred cost, the Company calculates the percentage of completion by dividing costs incurred-to-date by the total estimated cost. The percentage of completion is then multiplied by estimated revenues to determine inception-to-date revenue. Revenue recognized for the period is the current inception-to-date recognized revenue less the prior period inception-to-date recognized revenue. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss is updated in subsequent reporting periods. Revenue recognition also includes an amount related to a contract asset or contract liability. If the recognized revenue is greater than the amount billed to the customer, a contract asset is recorded in costs and estimated earnings in excess of billings on uncompleted contracts. Conversely, if the amount billed to the customer is greater than the recognized revenue, a contract liability is recorded in billings in excess of costs and estimated earnings on uncompleted contracts. Contract costs incurred-to-date and expected total contract costs are continuously monitored during the term of the contract. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts, and therefore, profit and revenue recognition.

Some of the Company’s contracts may have contract terms that include variable consideration such as safety or performance bonuses or liquidated damages. In accordance with ASC 606-10-32, the Company estimates the variable consideration using one of two methods. In contracts in which there is a binary outcome, the most likely amount method is used. In instances in which there is a range of possible outcomes, the expected value method is used. In accordance with ASC 606-10-32-11, the Company includes the estimated amount of variable consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative recognized revenue will not result when the final outcome of the variable consideration is determined. In contracts in which a significant reversal may occur, the Company uses constraint in recognizing revenue on variable consideration. Although the Company often enters into contracts that contain liquidated damage clauses, the Company rarely incurs them, and as such, the Company does not include amounts associated with liquidated damage clauses until it is probable that liquidated damages will occur. These items are continually monitored by multiple levels of management throughout the reporting period.

A portion of the work the Company performs requires financial assurances in the form of performance and payment bonds or letters of credit at the time of execution of the contract. Most contracts include retention provisions of up to 10%, which are generally withheld from each progress payment as retainage until the contract work has been completed and approved.

Disaggregation of Revenue

A majority of the Company’s revenues are earned through contracts with customers that normally provide for payment upon completion of specified work or units of work as identified in the contract. Although there is considerable variation in the terms of these contracts they are primarily structured as fixed-price contracts, under which the Company agrees to do the entire project for a fixed amount, or unit-price contracts, under which the Company agrees to do the work at a fixed price per unit of work as specified in the contract. The Company also enters into time-and-equipment and time-and-materials contracts under which the Company is paid for labor and equipment at negotiated hourly billing rates and for other expenses, including materials, as incurred. Finally, the Company sometimes enters into cost-plus contracts, where the Company is paid for costs plus a negotiated margin. On occasion, time-and-equipment, time-and-materials and cost plus contracts require the Company to include a guaranteed not-to-exceed maximum price.

Historically, fixed-price and unit-price contracts have had the highest potential margins; however, they have had a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have historically had less margin upside, but generally have had a lower risk of cost overruns. The Company also provides services under master service agreements (“MSAs”) and other variable-term service agreements. MSAs normally cover maintenance, upgrade and extension services, as well as new construction. Work performed under MSAs is typically billed on a unit-price, time-and-materials or time-and-equipment basis. MSAs are typically one to three years in duration; however, most of the Company’s contracts, including MSAs, may be terminated by the customer on short notice, typically 30 to 90 days, even if the Company is not in default under the contract. Under MSAs, customers generally agree to use the Company for certain services in a specified geographic region. Most MSAs include no obligation for the contract counterparty to assign specific volumes of work to the Company and do not required the counterparty to use the Company exclusively, although in some cases the MSA contract gives the Company a right of first refusal for certain work. Additional information related to the Company’s market types is provided in Note 10–Segment Information to the Financial Statements.

The components of the Company’s revenue by contract type for the three months ended March 31, 2018 were as follows:

	Three months ended March 31, 2018
	T&D		C&I		Total
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$79,435	36.7%	$89,155	69.0%	$168,590	48.8%
Unit Price	45,676	21.1	9,650	7.5	55,326	16.0
T&E	80,345	37.1	9,457	7.3	89,802	26.0
Other	10,930	5.1	20,963	16.2	31,893	9.2
	$216,386	100.0%	$129,225	100.0%	$345,611	100.0%

The components of the Company’s revenue by market type for the three months ended March 31, 2018 were as follows:

	Three months ended March 31, 2018
(in thousands)	Amount	Percent	Segment
Transmission	$134,452	38.9%	T&D
Distribution	81,934	23.7	T&D
Electrical Construction	129,225	37.4	C&I
Total Revenue	$345,611	100.0%

Contract Assets and Liabilities

Contracts with customers usually stipulate the timing of payment, which is defined by the terms found within the various contracts under which work was performed during the period. Therefore, contract assets and liabilities are created when the timing of costs incurred on work performed does not coincide with the billing terms, which frequently include retention provisions contained in each contract. The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	March 31,	December 31,
(in thousands)	2018	2017	Change

Contract assets	$93,206	$78,260	$14,946
Contract liabilities	(18,699)	(28,919)	10,220
Net contract assets (liabilities)	$74,507	$49,341	$25,166

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and customer payment. The amounts of revenue recognized in the period that was included in the opening contract liability balances was $25.4 million for the three months ended March 31, 2018. This revenue consists primarily of work performed on previous billings to customers.

Remaining Performance Obligations

On March 31, 2018, the Company had $881.8 million of remaining performance obligations. The Company’s remaining performance obligations includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. The following table summarizes that amount of remaining performance obligations that the Company expects to be realized as of March 31, 2018 and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months. The Company expects a vast majority of the remaining performance obligations to be recognized within twenty-four months, although the timing of the Company’s performance is not always under its control. Additionally, the difference between the remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s MSAs under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to backlog is provided in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Remaining Performance Obligations as of March 31, 2018
(In thousands)	Total	Amount estimated to not be recognized within 12 months

T&D	$359,902	$57,413
C&I	521,887	149,349
Total	$881,789	$206,762

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

As of March 31, 2018 and December 31, 2017, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of March 31, 2018 and December 31, 2017, the fair values of the Company’s long-term debt and capital lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at March 31, 2018 and December 31, 2017, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company's capital lease obligations also approximated fair value.

4. Contracts in Process

The net asset position for contracts in process consisted of the following:

	March 31,	December 31,
(In thousands)	2018	2017

Costs and estimated earnings on uncompleted contracts	$1,967,248	$1,978,981
Less: Billings to date	1,892,741	1,929,640
	$74,507	$49,341

The net asset position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	March 31,	December 31,
(In thousands)	2018	2017

Costs and estimated earnings in excess of billings on uncompleted contracts	$93,206	$78,260
Billings in excess of costs and estimated earnings on uncompleted contracts	(18,699)	(28,919)
	$74,507	$49,341

5. Debt

On June 30, 2016, the Company entered into a five-year amended and restated credit agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A. The Credit Agreement provides for a facility of $250 million (the “Facility”) that may be used for revolving loans and letters of credit. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $50 million. The Company has an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $100 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. Additionally, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement are used for working capital, capital expenditures, acquisitions, stock repurchases and other general corporate purposes.

Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 1.00%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on the Company’s consolidated leverage ratio (the “Leverage Ratio”) which is defined in the Credit Agreement as Consolidated Total Indebtedness divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.125% to 2.125% for non-performance letters of credit or 0.625% to 1.125% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.375%, based on the Company’s consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.25. The weighted average interest rate on borrowings outstanding for the three months ended March 31, 2018, was 2.75% per annum.

Under the Credit Agreement, the Company is subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, the Company may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters. The Company was in compliance with all of its covenants under the Credit Agreement as of March 31, 2018.

The amount outstanding on the Facility as of March 31, 2018 and December 31, 2017, was $67.4 million and $79.0 million, respectively.

As of March 31, 2018, the Company had irrevocable standby letters of credit outstanding under the Facility of approximately $20.6 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $3.0 million related to contract performance obligations. As of December 31, 2017, the Company had irrevocable standby letters of credit outstanding under the Facility of approximately $20.9 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $3.3 million related to contract performance obligations.

The Company has remaining deferred debt issuance costs totaling $0.7 million as of March 31, 2018, related to the line of credit. As permitted under ASU No. 2015-15, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.

6. Income Taxes

The U.S. federal statutory tax rate was 21% for the three months ended March 31, 2018 and 35% for the three months ended March 31, 2017. The Company’s effective tax rates for the three months ended March 31, 2018 was 28.9% of pretax income. The Company had a net tax benefit for the three months ended March 31, 2017 which represented 42.7% of pretax income.

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended March 31, 2018 was primarily due to state income taxes and the inability to utilize losses experienced in certain Canadian operations. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rates for the three months ended March 31, 2017 was primarily due to inclusion of excess tax benefits relating to the vesting of stock awards and the exercise of stock options related to the Company’s stock compensation program, and state income taxes.

The Company had unrecognized tax benefits of approximately $0.8 million as of March 31, 2018 and December 31, 2017, which were included in other liabilities in the accompanying consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense because of the unrecognized tax benefits was not significant for the three months ended March 31, 2018 and 2017.

The Company is subject to taxation in various jurisdictions. The Company’s tax returns for 2015 and 2016 are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2013 through 2016.

7. Commitments and Contingencies

Purchase Commitments

As of March 31, 2018, the Company had approximately $14.0 million in outstanding purchase orders for certain construction equipment, with cash outlay scheduled to occur over the next nine months.

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

Performance and Payment Bonds and Parent Guarantees

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of March 31, 2018, an aggregate of approximately $540.4 million in original face amount of bonds issued by the Company’s sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $101.7 million as of March 31, 2018.

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

8. Lease Obligations

From time to time, the Company enters into leasing arrangements for real estate, vehicles and construction equipment, including master leasing arrangements for vehicles and construction equipment. Some of the leases entered into under these agreements met the requirements for capitalization and were recorded as capital leases, while others were treated as operating leases. As of March 31, 2018, the Company had no outstanding commitments to enter into future leases under its master lease agreements.

Capital Leases

The Company leases some vehicles and certain equipment under capital leases. The economic substance of the leases is a financing transaction for acquisition of the vehicles and equipment. Accordingly, these leases are included in the balance sheets in property and equipment, net of accumulated depreciation, with a corresponding amount recorded in current portion of capital lease obligations or capital lease obligations, net of current maturities, as appropriate. The capital lease assets are amortized over the life of the lease or, if shorter, the life of the leased asset, on a straight-line basis and included in depreciation expense in the statements of operations. The interest associated with capital lease obligations is included in interest expense in the statements of operations.

As of March 31, 2018, the Company had approximately $3.4 million of capital lease obligations outstanding, $1.1 million of which was classified as a current liability. As of December 31, 2017, the Company had approximately $3.7 million of capital lease obligations outstanding, $1.1 million of which was classified as a current liability.

As of March 31, 2018 and December 31, 2017, $3.4 million and $3.7 million, respectively, of leased assets were capitalized in construction equipment, net of accumulated depreciation.

Operating Leases

The Company, from time to time, leases real estate, construction equipment and office equipment under operating leases with remaining terms ranging from one to six years.

Future Minimum Lease Payments

The future minimum lease payments required under capital leases and operating leases, together with the present value of capital leases, as of March 31, 2018 were as follows:

	Capital	Operating
(In thousands)	Lease Obligations	Lease Obligations

Remainder of 2018	$889	$3,124
2019	1,185	3,101
2020	1,185	2,225
2021	357	1,581
2022	—	1,009
Thereafter	—	487
Total minimum lease payments	$3,616	$11,527
Interest	(173)
Net present value of minimum lease payments	3,443
Less: Current portion of capital lease obligations	1,094
Long-term capital lease obligations	$2,349

9. Stock-Based Compensation

The Company maintains two equity compensation plans under which stock-based compensation has been granted: the 2017 Long-Term Incentive Plan, (the “LTIP”) and the 2007 Long-Term Incentive Plan (the “2007 Plan”). Upon the adoption of the LTIP during the second quarter of 2017, awards were no longer granted under the 2007 Plan. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) restricted stock units, (f) performance share awards, (g) phantom stock, (h) stock bonuses, (i) dividend equivalents, and (j) any combination of such awards.

The company grants time-vested stock awards in the form of restricted stock awards, restricted stock units or equity-settled phantom stock. During the three months ended March 31, 2018, the Company granted 68,665 shares of time-vested stock awards under the LTIP, which primarily vest ratably over three years, at a weighted average grant date fair value of $30.14. Additionally, 62,369 shares of time-vested stock awards vested during the three months ended March 31, 2018, at a weighted average grant date fair value of $29.47.

During the three months ended March 31, 2018, the Company granted 66,764 performance share awards under the LTIP at target, which cliff vest on December 31, 2020, at a weighted average grant date fair value of $34.52. The number of shares actually earned under a performance award may vary from zero to 200% of the target shares awarded, based upon the Company’s performance compared to certain metrics. The metrics used were determined at grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to target, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards cliff vest upon attainment of the stated performance targets and minimum service requirements and are paid in common shares of the Company’s stock. During the three months ended March 31, 2018, management concluded that it was probable that the minimum performance criteria would not be met for certain performance shares that were granted during 2016. As a result, during the first quarter of 2018, the Company reversed $0.4 million in stock compensation from previous accruals.

During the three months ended March 31, 2018, plan participants exercised 24,009 stock options with a weighted average exercise price of $24.23.

The Company recognizes stock-based compensation expense related to restricted stock awards, phantom stock awards and restricted stock units based on the grant date fair value, which was the closing price of the Company’s stock on the date of grant. The fair value is expensed over the service period. The Company recognizes stock-based compensation expense related to market-based performance awards based on the grant date fair value, which is computed using a Monte Carlo simulation. The fair value is expensed over the service period, which is approximately 2.8 years. The Company recognizes stock-based compensation expense related to internal measure-based performance awards based on the grant date fair value, which was the closing price of the Company’s stock on the date of grant. The fair value is expensed over the service period of approximately 2.8 years, and the Company adjusts the stock-based compensation expense related to internal metric-based performance awards according to its determination of the potential achievement of the performance target at each reporting date.

10. Segment Information

MYR Group is a holding company of specialty contractors serving electrical utility infrastructure and commercial construction markets in the United States and western Canada. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which includes safety costs, professional fees, IT expenses, management fees, and intangible amortization. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended
	March 31,
(In thousands)	2018	2017

Contract revenues:
T&D	$216,386	$195,734
C&I	129,225	104,395
	$345,611	$300,129
Income from operations:
T&D	$13,541	$5,142
C&I	5,336	4,414
General Corporate	(10,470)	(9,076)
	$8,407	$480

For the three months ended March 31, 2018, contract revenues attributable to the Company’s Canadian operations were $14.7 million, predominantly in the C&I segment. For the three months ended March 31, 2017, contract revenues attributable to the Company’s Canadian operations were $19.2 million, predominantly in the C&I segment.

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

Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
(In thousands, except per share data)	2018	2017

Numerator:
Net income	$5,644	$1,200

Denominator:
Weighted average common shares outstanding	16,321	16,161
Weighted average dilutive securities	199	291
Weighted average common shares outstanding, diluted	16,520	16,452

Income per common share, basic	$0.35	$0.07
Income per common share, diluted	$0.34	$0.07

For the three months ended March 31, 2018 and 2017, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities.

The following table summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended
	March 31,
(In thousands)	2018	2017

Restricted stock	1	44
Performance awards	49	127

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and with our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein under the captions “Cautionary Statement Concerning Forward-Looking Statements and Information” and “Risk Factors,” as well as in the 2017 Annual Report. We assume no obligation to update any of these forward-looking statements.

Overview and Outlook

We are a holding company of specialty electrical construction service providers that was established through the merger of long-standing specialty contractors. Through our subsidiaries, we serve the electric utility infrastructure, commercial and industrial construction markets. We manage and report our operations through two industry segments: T&D and C&I. We have operated in the T&D industry since 1891. We are one of the largest contractors servicing the T&D sector of the electric utility industry in the United States and also provide electrical construction services in western Canada. Our customers include many of the leading companies in the industry. We have provided C&I electrical contracting services to facility owners and general contractors since 1912. We generally provide our C&I services as a subcontractor to general contractors, but also contract directly with facility owners.

We had consolidated revenues for the three months ended March 31, 2018 of $345.6 million, of which 62.6% was attributable to our T&D customers and 37.4% was attributable to our C&I customers. Our consolidated revenues for the three months ended March 31, 2017 were $300.1 million. For the three months ended March 31, 2018, our net income and EBITDA (1) were $5.6 million and $18.0 million, respectively, compared to $1.2 million and $11.1 million, respectively, for the three months ended March 31, 2017.

We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability and reduce congestion. Consequently, we believe we will continue to see significant bidding activity on large transmission projects through the remainder of this year as well as in 2019. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and right-of-way permits needed to commence construction. Significant construction on any large, multi-year projects awarded this year will not likely occur until 2019. Bidding and construction activity for small to medium-size transmission projects and upgrades remains strong, and we expect this trend to continue, primarily due to reliability and economic drivers. Competition and the unpredictability of awards in the transmission market may impact our ability to maintain high utilization of equipment and manpower resources, which is essential to maintaining contract margins.

We expect to see continued improvement in bidding opportunities in our C&I segment throughout the remainder of this year. We expect the long-term growth in our C&I segment to generally track the economic growth of the regions we serve. We also expect to see increased bidding opportunities in the new C&I markets we recently entered through strategic acquisitions and organic expansions.

We strive to maintain our status as a preferred provider to our T&D and C&I customers. We continue to implement a three-pronged strategy of organic growth and strategic acquisitions that further expand our capabilities and prudent capital returns. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. We ended the first quarter of 2018 with $162.0 million available under our credit facility. We believe that our financial position and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our three-pronged strategy.

(1)	EBITDA is a non-GAAP measure. Refer to “Non-GAAP Measure—EBITDA” for a discussion of this measure.

Backlog

We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” A customer’s intention to award us work under a fixed-price contract is not included in backlog unless there is an actual written award to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of master service agreements that typically have a one-year to three-year duration from execution. Backlog may not accurately represent the revenues that we expect to realize during any particular period. Several factors, such as the timing of contract awards, the type and duration of contracts, and the mix of subcontractor and material costs in our projects, can impact our backlog at any point in time. Some of our revenue does not appear in our periodic backlog reporting because the award of the project, as well as the execution of the work, may all take place within the period. Our backlog only includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Backlog should not be relied upon as a stand-alone indicator of future events. Additionally, the difference between our backlog and remaining performance obligations is due to the exclusion of a portion of our master service agreements under certain contract types from our remaining performance obligations as these contracts can be canceled for convenience at any time by us or the customer without considerable cost incurred by the customer. Our estimated backlog also includes our proportionate share of unconsolidated joint venture contracts. Additional information related to our remaining performance obligations is provided in Note 2–Revenue Recognition to the Financial Statements.

Our backlog was $958.5 million at March 31, 2018, compared to $679.1 million at December 31, 2017 and $660.9 million at March 31, 2017. Our backlog at March 31, 2018 increased $279.4 million, or 41.1%, from December 31, 2017. Backlog in the T&D segment increased $101.2 million and C&I backlog increased $178.2 million compared to December 31, 2017. Our backlog as of March 31, 2018 included our proportionate share of unconsolidated joint venture backlog totaling $50.5 million, compared to $27.6 million at December 31, 2017. The increase in backlog is primarily due to the addition of the previously announced Denver Central 70 Project and various small and mid-sized T&D projects.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at March 31, 2018
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2017

T&D	$434,299	$57,413	$333,147
C&I	524,207	149,349	345,992
Total	$958,506	$206,762	$679,139

Project Bonding Requirements and Parent Guarantees

A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our sureties for claims against our surety bonds. As of March 31, 2018, we had approximately $540.4 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $101.7 million as of March 31, 2018.

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

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended
	March 31,
	2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues	$345,611	100.0%	$300,129	100.0%
Contract costs	309,858	89.7	274,389	91.4
Gross profit	35,753	10.3	25,740	8.6
Selling, general and administrative expenses	28,280	8.2	25,779	8.6
Amortization of intangible assets	117	—	188	0.1
Gain on sale of property and equipment	(1,051)	(0.3)	(707)	(0.3)
Income from operations	8,407	2.4	480	0.2
Other income (expense)
Interest income	—	—	1	—
Interest expense	(721)	(0.2)	(514)	(0.2)
Other, net	249	0.1	874	0.3
Income before provision for income taxes	7,935	2.3	841	0.3
Income tax expense (benefit)	2,291	0.7	(359)	(0.1)
Net Income	$5,644	1.6%	$1,200	0.4%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues. Revenues increased $45.5 million, or 15.2%, to $345.6 million for the three months ended March 31, 2018 from $300.1 million for the three months ended March 31, 2017. The increase was primarily due to higher C&I revenues and an increase in distribution revenues.

Gross margin. Gross margin increased to 10.3% for the three months ended March 31, 2018 from 8.6% for the three months ended March 31, 2017. The increase in gross margin was largely due to improvements in efficiency compared to the prior year, which was significantly impacted by inclement weather and a high mix of smaller, shorter duration work. Changes in estimates of gross profit on certain projects resulted in a gross margin decrease of 0.1% for the three months ended March 31, 2018. Gross margin increased 0.4% due to changes in estimates of gross profit on certain projects for the three months ended March 31, 2017.

Gross profit. Gross profit increased $10.1 million, or 38.9%, to $35.8 million for the three months ended March 31, 2018 from $25.7 million for the three months ended March 31, 2017, primarily due to higher revenues and increased margins.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) of $28.3 million for the three months ended March 31, 2018 increased $2.5 million from $25.8 million for the three months ended March 31, 2017. The year-over-year increase was primarily due to higher bonus and profit sharing costs. As a percentage of revenues, SG&A decreased to 8.2% for the three months ended March 31, 2018 from 8.6% for the three months ended March 31, 2017.

Gain on sale of property and equipment. Gains from the sale of property and equipment for the three months ended March 31, 2018 were $1.1 million compared to $0.7 million for the three months ended March 31, 2017. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $0.7 million for the three months ended March 31, 2018 compared to $0.5 million for the three months ended March 31, 2017. This increase was primarily attributable to the amount and length of time borrowings under our line of credit were outstanding during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Other income. Other income was $0.2 million for the three months ended March 31, 2018 compared to other income of $0.9 million for the three months ended March 31, 2017. The change was primarily attributable to contingent consideration related to margin guarantees on certain contracts associated with the acquisition of Western Pacific Enterprises Ltd. recognized in the three months ended March 31, 2017.

Income tax expense. The income tax provision was $2.3 million for the three months ended March 31, 2018, with an effective tax rate of 28.9%. In the three months ended March 31, 2017 we had an income tax benefit of $0.4 million, which represented 42.7% of pretax income. The effective tax rate for the three months ended March 31, 2018 benefited from the enactment of the United States Tax Cuts and Jobs Act on December 22, 2017. The tax benefit in the three months ended March 31, 2017 was caused by excess tax benefits pertaining to the vesting of stock awards and the exercise of stock options related to the Company’s stock compensation program.

Net income. Net income increased to $5.6 million for the three months ended March 31, 2018 from $1.2 million for the three months ended March 31, 2017. The increase was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended March 31,
	2018		2017
(Dollars in thousands)`	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$216,386	62.6%	$195,734	65.2%
Commercial & Industrial	129,225	37.4	104,395	34.8
Total	$345,611	100.0	$300,129	100.0
Operating income (loss):
Transmission & Distribution	$13,541	6.3	$5,142	2.6
Commercial & Industrial	5,336	4.1	4,414	4.2
Total	18,877	5.5	9,556	3.2
Corporate	(10,470)	(3.1)	(9,076)	(3.0)
Consolidated	$8,407	2.4%	$480	0.2%

Transmission & Distribution

Revenues for our T&D segment for the three months ended March 31, 2018 were $216.4 million compared to $195.7 million for the three months ended March 31, 2017, an increase of $20.7 million, or 10.6%. The increase in revenue was primarily due to an increase in distribution revenue.

Revenues from transmission projects represented 62.1% and 72.2% of T&D segment revenue for the three months ended March 31, 2018 and 2017, respectively. Additionally, for the three months ended March 31, 2018, measured by revenue in our T&D segment, we provided 36.7% of our T&D services under fixed-price contracts, as compared to 35.1% for the three months ended March 31, 2017.

Operating income for our T&D segment for the three months ended March 31, 2018 was $13.5 million, an increase of $8.4 million from the three months ended March 31, 2017. The increase in T&D operating income was primarily due to improvements in efficiency from the prior year, which was significantly impacted by inclement weather, and a higher mix of smaller, shorter duration work. As a percentage of revenues, operating income for our T&D segment was 6.3% for the three months ended March 31, 2018 compared to 2.6% for the three months ended March 31, 2017.

Commercial & Industrial

Revenues for our C&I segment for the three months ended March 31, 2018 were $129.2 million compared to $104.4 million for the three months ended March 31, 2017, an increase of $24.8 million, or 23.8%, primarily due to increased spending from new and existing customers and increased volume at certain organic expansion locations.

Measured by revenue in our C&I segment, we provided 69.0% of our services under fixed-price contracts for the three months ended March 31, 2018, compared to 66.8% for the three months ended March 31, 2017.

Operating income for our C&I segment for the three months ended March 31, 2018 was $5.3 million, an increase of $0.9 million over the three months ended March 31, 2017. The year-over-year increase in operating income was primarily attributable to higher revenue. As a percentage of revenues, operating income for our C&I segment was 4.1% for the three months ended March 31, 2018 compared to 4.2% for the three months ended March 31, 2017.

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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended
	March 31,
(In thousands)	2018	2017

Net Income	$5,644	$1,200
Add:
Interest expense, net	721	513
Income tax expense (benefit)	2,291	(359)
Depreciation & amortization	9,392	9,746
EBITDA	$18,048	$11,100

We also use EBITDA as a liquidity measure. Certain material covenants contained within our credit agreement (the “Credit Agreement”) are based on EBITDA. Non-compliance with these financial covenants under the Credit Agreement—our interest coverage ratio, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement) and our leverage ratio, which is defined in the Credit Agreement as Consolidated Total Indebtedness (as defined in the Credit Agreement), divided by Consolidated EBITDA (as defined in the Credit Agreement)—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, likely causing us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in the Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure is useful to investors and relevant to their assessment of our capacity to service or incur debt, fund capital expenditures, finance acquisitions and expand our operations.

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended
	March 31,
(In thousands)	2018	2017

Provided By Operating Activities:
Net cash flows provided by operating activities	$22,033	$13,060
Add/(subtract):
Changes in operating assets and liabilities	(6,878)	(2,190)
Adjustments to reconcile net income to net cash flows provided by operating activities	(9,511)	(9,670)
Depreciation & amortization	9,392	9,746
Provision for income taxes	2,291	(359)
Interest expense, net	721	513
EBITDA	$18,048	$11,100

Liquidity and Capital Resources

As of March 31, 2018, we had working capital of $181.6 million. We define working capital as current assets less current liabilities. During the three months ended March 31, 2018, operating activities of our business provided net cash of $22.0 million, compared to $13.1 million of cash provided for the three months ended March 31, 2017. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The $8.9 million year-over-year increase in net cash provided by operating activities was primarily due to favorable net changes in operating assets and liabilities of $4.7 million and an increase of $4.4 million in net income. The favorable change in operating assets and liabilities was primarily due to the favorable year-over-year increase of $15.3 million in other liabilities, partially offset by unfavorable changes in various working capital accounts that relate primarily to construction activities (accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts), of $9.4 million. The increase in cash provided by other liabilities was due to the timing of wage and employment taxes and higher bonus and profit sharing accruals. The decline in cash provided by working capital accounts primarily related to construction activities was due to an increase in working capital requirements needed to support the increase in revenue.

In the three months ended March 31, 2018, we used net cash in investing activities of $13.4 million, consisting of $14.5 million for capital expenditures, partially offset by $1.1 million of proceeds from the sale of equipment.

In the three months ended March 31, 2018, we used net cash of $12.2 million in financing activities, consisting primarily of $11.6 million of repayments under our revolving line of credit and $0.9 million of share repurchases, all of which represented shares surrendered to satisfy tax obligations under our stock compensation programs.

We anticipate that our borrowing availability of $162.0 million at March 31, 2018 under the credit facility and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, and share repurchases. Although we believe that we have adequate cash and borrowing capacity to meet our liquidity needs, any large projects or acquisitions may require additional capital.

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

Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, we may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase, if given effect, shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters. We were in compliance with all of the covenants under the Credit Agreement as of March 31, 2018.

As of March 31, 2018, we had $67.4 million of debt outstanding under the Facility and irrevocable standby letters of credit outstanding of approximately $20.6 million. As of December 31, 2017, we had $79.0 million of debt outstanding under the Facility and irrevocable standby letters of credit outstanding of approximately $20.9 million.

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

For a discussion regarding off-balance sheet transactions, refer to Note 7–Commitments and Contingencies in the accompanying notes to our Consolidated Financial Statements.

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2018 and 2017, none of our customers individually exceeded 10.0% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

New Accounting Pronouncements

For a discussion regarding new accounting pronouncements, please refer to Note 1–Organization, Business and Basis of Presentation—Recently Issued Accounting Pronouncements in the accompanying notes to our Consolidated Financial Statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our 2017 Annual Report.

Cautionary Statement Concerning Forward-Looking Statements and Information

We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.

Statements in this Quarterly Report on Form 10-Q contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which represent our beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “likely,” “unlikely,” “possible,” “potential,” “should” or other words that convey the uncertainty of future events or outcomes. The forward looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict, and many of which are beyond our control. These and other important factors, including those discussed under the caption “Forward-Looking Statements” and in Item 1A “Risk Factors” in our 2017 Annual Report, and in any risk factors or cautionary statements contained in our other filings with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

These risks, contingencies and uncertainties include, but are not limited to, the following:

•	Our operating results may vary significantly from period to period.

•	Our industry is highly competitive. Increased competition can place downward pressure on contract prices and profit margins and may limit the number of projects that we are awarded.

•	We may be unsuccessful in generating internal growth, which could impact the projects available to the Company.

•	Negative economic and market conditions, as well as regulatory and environmental requirements, may adversely impact our customers’ future spending and, as a result, our operations and growth.

•	Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of penalties, including liquidated damages.

•	Our revenues may be exposed to potential risk if a project is terminated or canceled, if our customers encounter financial difficulties or if we encounter disputes with our customers.

•	Our business is labor intensive and we may be unable to attract and retain qualified employees.

•	The timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results.

•	We may incur liabilities and suffer negative financial or reputational impacts relating to occupational health and safety matters.

•	Backlog may not be realized or may not result in profits and may not accurately represent future revenue.

•	Our business growth could outpace the capability of our internal resources and limit our ability to support growth.

•	Our dependence on suppliers, subcontractors and equipment manufacturers could expose us to the risk of loss in our operations.

•	Our participation in joint ventures and other projects with third parties may expose us to liability for failures of our partners.

•	Legislative or regulatory actions relating to electricity transmission and renewable energy may impact demand for our services.

•	Our use of percentage-of-completion accounting could result in a reduction or reversal of previously recognized profits.

•	Our actual costs may be greater than expected in performing our fixed-price and unit-price contracts.

•	Our financial results are based upon estimates and assumptions that may differ from actual results.

•	The loss of a key customer could have an adverse affect on us.

•	Our failure to comply with environmental and other laws and regulations could result in significant liabilities.

•	Unavailability or cancellation of third party insurance coverage would increase our overall risk exposure and could disrupt our operations.

•	We extend trade credit to customers for purchases of our services, and may have difficulty collecting receivables from them.

•	We may not be able to compete for, or work on, certain projects if we are not able to obtain the necessary bonds, letters of credit, bank guarantees or other financial assurances.

•	Inability to hire or retain key personnel could disrupt our business.

•	Our business may be affected by seasonal and other variations, including severe weather conditions and the nature of our work environment.

•	We may fail to execute or integrate acquisitions or joint ventures successfully.

•	Work stoppages or other labor issues with our unionized workforce could adversely affect our business.

•	Multi-employer pension plan obligations related to our unionized workforce could adversely impact our earnings.

•	We may not have access in the future to sufficient funding to finance desired growth and operations.

•	We, or our business partners, may be subject to failures, interruptions or breaches of information technology systems, which could affect our operations or our competitive position, expose sensitive information, or damage our reputation.

•	Our stock has experienced significant price and volume fluctuations and future sales of our common stock could lead to dilution of our issued and outstanding common stock.

•	Our operations are subject to a number of operational risks which may result in unexpected costs or liabilities.

•	Opportunities associated with government contracts could lead to increased governmental regulation applicable to us.

•	Changes in our interpretation of tax laws could impact the determination of our income tax liabilities for a tax year.

•	Risks associated with operating in the Canadian market could restrict our ability to expand and harm our business and prospects.

•	Our failure to comply with the laws applicable to our Canadian activities, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, could have an adverse effect on us.

•	The nature of our business exposes us to potential liability for warranty claims and faulty engineering, which may reduce our profitability.

•	Our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur. Internal controls over financial reporting and disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objective will be met.

•	An increase in the prices of certain materials and commodities used in our business could adversely affect our business.

•	Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

•	Certain provisions in our organizational documents and Delaware law could delay or prevent a change in control of our company.

•	We are subject to risks associated with climate change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2018, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the three months ended March 31, 2018 and 2017, including instruments for trading, hedging or speculating on changes in interest rates or commodity prices of materials used in our business.

As of March 31, 2018, we had $67.4 million of debt outstanding under the Facility. Borrowings under the Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If the prime rate, federal funds rate or LIBOR increased, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. If market rates of interest on all our revolving debt as of March 31, 2018, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.7 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of March 31, 2018, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by the same amount.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For further discussion regarding legal proceedings, please refer to Note 7–Commitments and Contingencies—Litigation and Other Legal Matters in the accompanying notes to our Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the risk factors previously discussed in Item 1A of our 2017 Annual Report. An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described in our 2017 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. These risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of our common stock and any investment in our company.

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

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)

January 1, 2018 - January 31, 2018	—	$—	—	$19,268,482
February 1, 2018 - February 28, 2018	—	$—	—	$19,268,482
March 1, 2018 - March 31, 2018	29,789	$31.37	—	$19,268,482
Total	29,789	$31.37	—

(1)	This column includes all repurchases of common stock, including stock repurchased under announced repurchase programs and stock repurchased outside such programs. Outside of the repurchase program, the Company repurchased 29,789 shares of its common stock to satisfy tax obligations on the vesting of restricted stock and performance shares under the 2007 Long-Term Incentive Plan (as amended).

(2)	On July 27, 2017, the Company’s Board of Directors approved a $20.0 million share repurchase program, which will expire on August 15, 2018, or when the authorized funds are exhausted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

10.1	Form of Restricted Stock Unit Award Agreement (Named Executive Officer).†+
10.2	Form of Performance Shares Award Agreement (Named Executive Officer).†+
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Filed herewith
*	Electronically filed
+	Indicates management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC.
(Registrant)

May 2, 2018	/s/ BETTY R. JOHNSON
Senior Vice President, Chief Financial Officer and Treasurer

