Form 10-Q
period 2018-06-30
MYR GROUP INC.
filed 2018-08-01
CIK 700923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, there were 16,565,604 outstanding shares of the registrant’s $0.01 par value common stock.

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

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and per share data)	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,203	$5,343
Accounts receivable, net of allowances of $568 and $605, respectively	280,018	283,008
Costs and estimated earnings in excess of billings on uncompleted contracts	87,356	78,260
Current portion of receivable for insurance claims in excess of deductibles	4,380	4,221
Refundable income taxes, net	—	391
Other current assets	7,565	8,513
Total current assets	383,522	379,736
Property and equipment, net of accumulated depreciation of $242,985 and $231,391, respectively	155,571	148,084
Goodwill	46,984	46,994
Intangible assets, net of accumulated amortization of $5,423 and $5,183, respectively	10,592	10,852
Receivable for insurance claims in excess of deductibles	14,466	14,295
Investment in joint ventures	908	168
Other assets	3,551	3,659
Total assets	$615,594	$603,788

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$1,102	$1,086
Accounts payable	98,804	110,383
Billings in excess of costs and estimated earnings on uncompleted contracts	48,407	28,919
Current portion of accrued self-insurance	13,016	13,138
Income taxes payable, net	1,857	—
Other current liabilities	43,536	35,038
Total current liabilities	206,722	188,564
Deferred income tax liabilities	13,818	13,452
Long-term debt	57,804	78,960
Accrued self-insurance	32,093	32,225
Capital lease obligations, net of current maturities	2,068	2,629
Other liabilities	464	919
Total liabilities	312,969	316,749
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 16,565,333 and 16,464,757 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	165	163
Additional paid-in capital	146,610	143,934
Accumulated other comprehensive loss	(300)	(299)
Retained earnings	156,150	143,241
Total stockholders’ equity	302,625	287,039
Total liabilities and stockholders’ equity	$615,594	$603,788

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2018	2017	2018	2017

Contract revenues	$339,676	$356,185	$685,287	$656,314
Contract costs	301,046	328,668	610,904	603,057
Gross profit	38,630	27,517	74,383	53,257
Selling, general and administrative expenses	29,168	25,024	57,448	50,803
Amortization of intangible assets	119	210	236	398
Gain on sale of property and equipment	(1,014)	(1,319)	(2,065)	(2,026)
Income from operations	10,357	3,602	18,764	4,082
Other income (expense)
Interest income	—	3	—	4
Interest expense	(783)	(594)	(1,504)	(1,108)
Other, net	25	751	274	1,625
Income before provision for income taxes	9,599	3,762	17,534	4,603
Income tax expense	2,764	2,532	5,055	2,173
Net income	$6,835	$1,230	$12,479	$2,430
Income per common share:
—Basic	$0.42	$0.08	$0.76	$0.15
—Diluted	$0.41	$0.07	$0.75	$0.15
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,455	16,312	16,388	16,237
—Diluted	16,592	16,503	16,555	16,476

Net income	$6,835	$1,230	$12,479	$2,430
Other comprehensive income (loss):
Foreign currency translation adjustment	16	59	(1)	10
Other comprehensive income (loss)	16	59	(1)	10
Total comprehensive income	$6,851	$1,289	$12,478	$2,440

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
(In thousands)	2018	2017

Cash flows from operating activities:
Net income	$12,479	$2,430
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	18,590	19,055
Amortization of intangible assets	236	398
Stock-based compensation expense	1,478	2,560
Deferred income taxes	323	(209)
Gain on sale of property and equipment	(2,065)	(2,026)
Other non-cash items	354	(289)
Changes in operating assets and liabilities
Accounts receivable, net	1,950	13,346
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,350)	(22,707)
Receivable for insurance claims in excess of deductibles	(330)	(99)
Other assets	2,144	(626)
Accounts payable	(9,845)	15,357
Billings in excess of costs and estimated earnings on uncompleted contracts	19,564	(445)
Accrued self insurance	(239)	2,745
Other liabilities	9,977	(10,310)
Net cash flows provided by operating activities	45,266	19,180
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,426	2,466
Purchases of property and equipment	(28,019)	(20,598)
Net cash flows used in investing activities	(25,593)	(18,132)
Cash flows from financing activities:
Net repayments under revolving lines of credit	(21,156)	(14,193)
Payment of principal obligations under capital leases	(545)	(516)
Proceeds from exercise of stock options	1,887	1,134
Repurchase of common shares	(951)	(2,208)
Other financing activities	10	28
Net cash flows used in financing activities	(20,755)	(15,755)
Effect of exchange rate changes on cash	(58)	887
Net decrease in cash and cash equivalents	(1,140)	(13,820)
Cash and cash equivalents:
Beginning of period	5,343	23,846
End of period	$4,203	$10,026

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

The Company performs construction services in two business segments: Transmission and Distribution (“T&D”) and Commercial and Industrial (“C&I”). T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. T&D provides a broad range of services, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair. The C&I customers include general contractors, commercial and industrial facility owners, local governments and developers in the western and northeastern United States and western Canada. The C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting.

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

Foreign Currency

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and ineffective long-term monetary assets and liabilities are recorded in the “other income, net” line on the consolidated statements of operations. Foreign currency losses were not significant for the six months ended June 30, 2018. The Company recorded $0.1 million of foreign currency loss for the six months ended June 30, 2017. Effective foreign currency transaction gains and losses, arising primarily from long-term monetary assets and liabilities, are recorded in the foreign currency translation adjustment line on the consolidated statements of comprehensive income.

Accounts Receivable

The Company does not charge interest to its customers and carries its customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contract and acceptance by the customer, or earlier as provided by the contract. Based on the Company’s experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. The Company expects a majority of the retainage recorded at June 30, 2018 to be collected within one year.

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

In the six months ended June 30, 2018 and June 30, 3017, the Company recognized revenues of $6.7 million and $5.2 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The percentage of completion method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended June 30, 2018, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.1%, which resulted in increases in operating income of $0.2 million, net income of $0.2 million and diluted earnings per common share of $0.01. During the six months ended June 30, 2018, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.1%, which resulted in increases in operating income of $0.1 million, net income of $0.1 million and no impact to diluted earnings per common share.

During the three months ended June 30, 2017, changes in estimates pertaining to certain projects decreased consolidated gross margin by 2.1%, which resulted in decreases in operating income of $7.4 million, net income of $4.4 million and diluted earnings per common share of $0.27. During the six months ended June 30, 2017, changes in estimates pertaining to certain projects decreased consolidated gross margin by 1.0%, which resulted in decreases in operating income of $6.8 million, net income of $4.1 million and diluted earnings per common share of $0.25.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments under this pronouncement changed how an entity recognizes revenue from contracts it enters to transfer goods, services or nonfinancial assets to its customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the amendments require expanded disclosure to enable the users of the financial statements to understand the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On January 1, 2018, the Company adopted this ASU on a modified retrospective basis. Results for reporting periods beginning after January 1, 2018 are presented under Revenue from Contracts with Customers (Topic 606), while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historical accounting under Revenue Recognition Topic 605. See Note 2–Revenue Recognition to the Financial Statements for further information related to the Company’s accounting policy and transition disclosures associated with the adoption of this pronouncement.

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

The Company continues to evaluate the impact that this pronouncement, and all amendments relating to this pronouncement, will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on the Company’s financial statements. The Company expects that most existing operating lease commitments that extend beyond twelve months at the time of adoption will be recognized as lease liabilities and right-of-use assets upon adoption. While the Company is still evaluating the requirements of this update, it currently does not expect the adoption to have a material impact on the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations and Comprehensive Income or Consolidated Statements of Cash Flows. See Note 8–Lease Obligations to the Financial Statements for further information related to the Company’s future minimum lease payments and the timing of those payments.

2. Revenue Recognition

Adoption and Accounting Policy

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under this new pronouncement, while prior period amounts are not adjusted and continue to be reported under the accounting standard Revenue Recognition Topic 605, which was in effect for prior periods. The Company recorded an increase to opening retained earnings of $0.7 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, representing revenues which would have been recognized in prior periods under Topic 606. The impact to revenue for the three and six months ended June 30, 2018 was an increase of $0.2 million and $0.3 million, respectively, as a result of adopting Topic 606. The cumulative adjustment and the impact experienced during the six months ended June 30, 2018 were due to accelerated recognition of contract provisions related to variable consideration previously not permitted to be recognized under Topic 605 until no remaining contingency existed related to this consideration.

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

Historically, fixed-price and unit-price contracts have had the highest potential margins; however, they have had a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have historically had less margin upside, but generally have had a lower risk of cost overruns. The Company also provides services under master service agreements (“MSAs”) and other variable-term service agreements. MSAs normally cover maintenance, upgrade and extension services, as well as new construction. Work performed under MSAs is typically billed on a unit-price, time-and-materials or time-and-equipment basis. MSAs are typically one to three years in duration; however, most of the Company’s contracts, including MSAs, may be terminated by the customer on short notice, typically 30 to 90 days, even if the Company is not in default under the contract. Under MSAs, customers generally agree to use the Company for certain services in a specified geographic region. Most MSAs include no obligation for the contract counterparty to assign specific volumes of work to the Company and do not require the counterparty to use the Company exclusively, although in some cases the MSA contract gives the Company a right of first refusal for certain work. Additional information related to the Company’s market types is provided in Note 10–Segment Information to the Financial Statements.

The components of the Company’s revenue by contract type for the three and six months ended June 30, 2018 were as follows:

	Three months ended June 30, 2018
	T&D		C&I		Total
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$77,230	39.2%	$90,439	63.4%	$167,669	49.4%
Unit Price	41,631	21.1	15,408	10.8	57,039	16.8
T&E	68,073	34.6	8,942	6.3	77,015	22.7
Other	9,991	5.1	27,962	19.5	37,953	11.1
	$196,925	100.0%	$142,751	100.0%	$339,676	100.0%

	Six months ended June 30, 2018
	T&D		C&I		Total
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$156,665	37.9%	$179,594	66.0%	$336,259	49.1%
Unit Price	87,307	21.1	25,058	9.2	112,365	16.4
T&E	148,418	35.9	18,399	6.8	166,817	24.3
Other	20,921	5.1	48,925	18.0	69,846	10.2
	$413,311	100.0%	$271,976	100.0%	$685,287	100.0%

The components of the Company’s revenue by market type for the three and six months ended June 30, 2018 were as follows:

	Three months ended June 30, 2018			Six months ended June 30, 2018
(in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$121,708	35.8%	T&D	$256,161	37.4%	T&D
Distribution	75,217	22.2	T&D	157,150	22.9	T&D
Electrical Construction	142,751	42.0	C&I	271,976	39.7	C&I
Total Revenue	$339,676	100.0%		$685,287	100.0%

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

	June 30,	December 31,
(in thousands)	2018	2017	Change

Contract assets	$87,356	$78,260	$9,096
Contract liabilities	(48,407)	(28,919)	(19,488)
Net contract assets (liabilities)	$38,949	$49,341	$(10,392)

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and customer payment. The amounts of revenue recognized in the period that was included in the opening contract liability balances was $20.5 million and $31.1 million for the three and six months ended June 30, 2018, respectively. This revenue consists primarily of work performed on previous billings to customers.

Remaining Performance Obligations

On June 30, 2018, the Company had $930.6 million of remaining performance obligations. The Company’s remaining performance obligations includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. The following table summarizes that amount of remaining performance obligations that the Company expects to be realized as of June 30, 2018 and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months. The Company expects a vast majority of the remaining performance obligations to be recognized within twenty-four months, although the timing of the Company’s performance is not always under its control. Additionally, the difference between the remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s MSAs under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to backlog is provided in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Remaining Performance Obligations as of June 30, 2018
(In thousands)	Total	Amount estimated to not be recognized within 12 months

T&D	$406,376	$53,876
C&I	524,239	128,238
Total	$930,615	$182,114

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

As of June 30, 2018 and December 31, 2017, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of June 30, 2018 and December 31, 2017, the fair values of the Company’s long-term debt and capital lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at June 30, 2018 and December 31, 2017, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company's capital lease obligations also approximated fair value.

4. Contracts in Process

The net asset position for contracts in process consisted of the following:

	June 30,	December 31,
(In thousands)	2018	2017

Costs and estimated earnings on uncompleted contracts	$2,105,022	$1,978,981
Less: Billings to date	2,066,073	1,929,640
	$38,949	$49,341

The net asset position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	June 30,	December 31,
(In thousands)	2018	2017

Costs and estimated earnings in excess of billings on uncompleted contracts	$87,356	$78,260
Billings in excess of costs and estimated earnings on uncompleted contracts	(48,407)	(28,919)
	$38,949	$49,341

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

Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 1.00%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on the Company’s consolidated leverage ratio (the “Leverage Ratio”) which is defined in the Credit Agreement as Consolidated Total Indebtedness divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.125% to 2.125% for non-performance letters of credit or 0.625% to 1.125% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.375%, based on the Company’s consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.25. The weighted average interest rate on borrowings outstanding for the six months ended June 30, 2018 was 2.86% per annum.

Under the Credit Agreement, the Company is subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, the Company may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters. The Company was in compliance with all of its financial covenants under the Credit Agreement as of June 30, 2018.

The amount outstanding on the Facility as of June 30, 2018 and December 31, 2017, was $57.8 million and $79.0 million, respectively.

As of June 30, 2018, the Company had irrevocable standby letters of credit outstanding under the Facility of approximately $20.6 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $3.0 million related to contract performance obligations. As of December 31, 2017, the Company had irrevocable standby letters of credit outstanding under the Facility of approximately $20.9 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $3.3 million related to contract performance obligations.

The Company has remaining deferred debt issuance costs totaling $0.7 million as of June 30, 2018, related to the line of credit. As permitted under ASU No. 2015-15, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.

6. Income Taxes

The U.S. federal statutory tax rate was 21% for the three and six months ended June 30, 2018 and 35% for the three and six months ended June 30, 2017. The Company’s effective tax rate for the three and six months ended June 30, 2018 was 28.8% of pretax income, compared to the effective tax rate for the three and six months ended June 30, 2017 of 67.3% and 47.2%, respectively.

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and six months ended June 30, 2018 was primarily due to state income taxes and the inability to utilize losses experienced in certain Canadian operations.

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

The Company had unrecognized tax benefits of approximately $0.4 million as of June 30, 2018 and $0.8 million as of December 31, 2017, which were included in other liabilities in the accompanying consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense because of the unrecognized tax benefits was not significant for the three and six months ended June 30, 2018 and 2017.

The Company is subject to taxation in various jurisdictions. The Company’s tax returns for 2015 and 2016 are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2013 through 2016.

7. Commitments and Contingencies

Purchase Commitments

As of June 30, 2018, the Company had approximately $7.3 million in outstanding purchase orders for certain construction equipment, with cash outlay scheduled to occur over the next three months.

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

Performance and Payment Bonds and Parent Guarantees

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of June 30, 2018, an aggregate of approximately $606.1 million in original face amount of bonds issued by the Company’s sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $247.3 million as of June 30, 2018.

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

8. Lease Obligations

From time to time, the Company enters into leasing arrangements for real estate, vehicles and construction equipment, including master leasing arrangements for vehicles and construction equipment. Some of the leases entered into under these agreements met the requirements for capitalization and were recorded as capital leases, while others were treated as operating leases. As of June 30, 2018, the Company had no outstanding commitments to enter into future leases under its master lease agreements.

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

As of June 30, 2018, the Company had approximately $3.2 million of capital lease obligations outstanding, $1.1 million of which was classified as a current liability. As of December 31, 2017, the Company had approximately $3.7 million of capital lease obligations outstanding, $1.1 million of which was classified as a current liability.

As of June 30, 2018 and December 31, 2017, $3.1 million and $3.7 million, respectively, of leased assets were capitalized in construction equipment, net of accumulated depreciation.

Operating Leases

The Company, from time to time, leases real estate, construction equipment and office equipment under operating leases with remaining terms ranging from one to six years.

Future Minimum Lease Payments

The future minimum lease payments required under capital leases and operating leases, together with the present value of capital leases, as of June 30, 2018 were as follows:

	Capital	Operating
(In thousands)	Lease Obligations	Lease Obligations

Remainder of 2018	$592	$2,219
2019	1,185	3,413
2020	1,185	2,338
2021	355	1,680
2022	—	1,081
Thereafter	—	514
Total minimum lease payments	$3,317	$11,245
Interest	(147)
Net present value of minimum lease payments	3,170
Less: Current portion of capital lease obligations	1,102
Long-term capital lease obligations	$2,068

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

The company grants time-vested stock awards in the form of restricted stock awards, restricted stock units or equity-settled phantom stock. During the six months ended June 30, 2018, the Company granted 92,244 shares of time-vested stock awards under the LTIP, which primarily vest ratably over three years, at a weighted average grant date fair value of $30.16. Additionally, 86,870 shares of time-vested stock awards vested during the six months ended June 30, 2018, at a weighted average grant date fair value of $29.40.

During the six months ended June 30, 2018, the Company granted 66,764 performance share awards under the LTIP at target, which cliff vest on December 31, 2020, at a weighted average grant date fair value of $34.52. The number of shares actually earned under a performance award may vary from zero to 200% of the target shares awarded, based upon the Company’s performance compared to certain metrics. The metrics used were determined at grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to target, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards cliff vest upon attainment of the stated performance targets and minimum service requirements and are paid in common shares of the Company’s stock. During the six months ended June 30, 2018, management concluded that it was probable that the minimum performance criteria would not be met for certain performance shares that were granted during 2016. As a result, during the first quarter of 2018, the Company reversed $0.4 million in stock compensation from previous accruals.

During the six months ended June 30, 2018, plan participants exercised 87,557 stock options with a weighted average exercise price of $21.55.

The Company recognizes stock-based compensation expense related to restricted stock awards, phantom stock awards and restricted stock units based on the grant date fair value, which was the closing price of the Company’s stock on the date of grant. The fair value is expensed over the service period. The Company recognizes stock-based compensation expense related to market-based performance awards based on the grant date fair value, which is computed using a Monte Carlo simulation. The fair value is expensed over the service period, which is approximately 2.8 years. The Company recognizes stock-based compensation expense related to internal measure-based performance awards based on the grant date fair value, which was the closing price of the Company’s stock on the date of grant. The fair value is expensed over the service period of approximately 2.8 years, and the Company adjusts the stock-based compensation expense related to internal metric-based performance awards according to its determination of the potential achievement of the performance target at each reporting date. The fair value of restricted stock units that were granted to directors during the second quarter of 2018 will be expensed over an amortization period of 1.0 year. The fair value of restricted stock units granted to directors in 2017 was expensed on the date of the grant because the award agreements contain provisions which call for the vesting of all shares awarded upon change in control or resignation from the board for any reason except breach of fiduciary duty.

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

The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017

Contract revenues:
T&D	$196,925	$239,794	$413,311	$435,528
C&I	142,751	116,391	271,976	220,786
	$339,676	$356,185	$685,287	$656,314
Income from operations:
T&D	$11,018	$8,074	$24,559	$13,216
C&I	9,635	4,751	14,971	9,165
General Corporate	(10,296)	(9,223)	(20,766)	(18,299)
	$10,357	$3,602	$18,764	$4,082

For the three and six months ended June 30, 2018, contract revenues attributable to the Company’s Canadian operations were $14.5 million and $29.2 million, respectively, predominantly in the C&I segment. For the three and six months ended June 30, 2017, contract revenues attributable to the Company’s Canadian operations were $17.2 million and $36.4 million, respectively, predominantly in the C&I segment.

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

Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2018	2017	2018	2017

Numerator:
Net income	$6,835	$1,230	$12,479	$2,430

Denominator:
Weighted average common shares outstanding	16,455	16,312	16,388	16,237
Weighted average dilutive securities	137	191	167	239
Weighted average common shares outstanding, diluted	16,592	16,503	16,555	16,476

Income per common share, basic	$0.42	$0.08	$0.76	$0.15
Income per common share, diluted	$0.41	$0.07	$0.75	$0.15

For the three and six months ended June 30, 2018 and 2017, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities.

The following table summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017

Restricted stock	30	44	1	44
Performance awards	68	50	86	127

12. Subsequent Events

On July 2, 2018, the Company completed the acquisition of substantially all of the assets of Huen Electric, Inc., an electrical contracting firm based in Illinois, Huen Electric New Jersey Inc., an electrical contracting firm based in New Jersey, and Huen New York, Inc., an electrical contracting firm based in New York (collectively, the “Huen Companies”). The Huen Companies will provide a wide range of commercial and industrial electrical construction capabilities under the Company’s C&I segment in Illinois, New Jersey and New York. The total consideration paid was approximately $47.1 million, subject to working capital and net asset adjustments, which was funded through borrowings on the Facility. Additionally, there could also be contingent payments based on the successful achievement of certain performance targets and continued employment of certain key executives of the Huen Companies. The costs associated with these contingent payments will be recognized as compensation expense in the consolidated statements of operations and comprehensive income as earned over the period achievement becomes probable. As this transaction was effective on July 2, 2018, the results of the Huen Companies will be included in the Company’s consolidated financial statements beginning on such date. The Company expects the Huen Companies’ profits to be material to MYR Group’s 2018 operating results. Approximately $0.2 million of acquisition-related costs associated with this acquisition were expensed by the Company in the six months ended June 30, 2018. It is impractical to provide the pro forma results of operations that include the impact of the Huen Companies due to the timing of this acquisition.

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

Overview and Outlook

We are a holding company of specialty electrical construction service providers that was established through the merger of long-standing specialty contractors. Through our subsidiaries, we serve the electric utility infrastructure and the commercial and industrial construction markets. We manage and report our operations through two industry segments: T&D and C&I. We have operated in the T&D industry since 1891. We are one of the largest contractors servicing the T&D sector of the electric utility industry in the United States and also provide electrical construction services in western Canada. Our customers include many of the leading companies in the industry. We have provided C&I electrical contracting services to facility owners and general contractors since 1912. We generally provide our C&I services as a subcontractor to general contractors, but also contract directly with facility owners.

We had consolidated revenues for the six months ended June 30, 2018 of $685.3 million, of which 60.3% was attributable to our T&D customers and 39.7% was attributable to our C&I customers. Our consolidated revenues for the six months ended June 30, 2017 were $656.3 million. For the six months ended June 30, 2018, our net income and EBITDA (1) were $12.5 million and $37.9 million, respectively, compared to $2.4 million and $25.2 million, respectively, for the six months ended June 30, 2017.

We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new sources of generation. Consequently, we believe we will continue to see significant bidding activity on large transmission projects through the remainder of this year as well as in 2019. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and right-of-way permits needed to commence construction. Significant construction on any large, multi-year projects awarded this year will not likely occur until mid-2019. Bidding and construction activity for small to medium-size transmission projects and upgrades remains strong, and we expect this trend to continue, primarily due to reliability and economic drivers. Competition and the unpredictability of awards in the transmission market may impact our ability to maintain high utilization of equipment and manpower resources, which is essential to maintaining contract margins. We also believe the need for distribution services will continue to grow.

We expect to see continued improvement in bidding opportunities in our C&I segment throughout the remainder of this year. We expect the long-term growth in our C&I segment to generally track the economic growth of the regions we serve. We also expect to see increased bidding opportunities in the new C&I markets we recently entered through strategic acquisitions and organic expansions.

We strive to maintain our status as a preferred provider to our T&D and C&I customers. We continue to implement a three-pronged strategy of organic growth and strategic acquisitions that further expand our capabilities and prudent capital returns. On July 2, 2018, we completed the acquisition of substantially all of the assets of the Huen Companies, which expanded our C&I operations in Illinois, New York and New Jersey. The total consideration paid was approximately $47.1 million, subject to working capital and net asset adjustments, which was funded through borrowings on our credit facility. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. We ended the second quarter of 2018 with $171.5 million available under our credit facility. We believe that our financial position and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our three-pronged strategy.

(1)	EBITDA is a non-GAAP measure. Refer to “Non-GAAP Measure—EBITDA” for a discussion of this measure.

Backlog

We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” A customer’s intention to award us work under a fixed-price contract is not included in backlog unless there is an actual written award to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of master service agreements that typically have a one-year to three-year duration from execution. Backlog may not accurately represent the revenues that we expect to realize during any particular period. Several factors, such as the timing of contract awards, the type and duration of contracts, and the mix of subcontractor and material costs in our projects, can impact our backlog at any point in time. Some of our revenue does not appear in our periodic backlog reporting because the award of the project, as well as the execution of the work, may all take place within the period. Our backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Backlog should not be relied upon as a stand-alone indicator of future events. Additionally, the difference between our backlog and remaining performance obligations is due to the exclusion of a portion of our master service agreements under certain contract types from our remaining performance obligations as these contracts can be canceled for convenience at any time by us or the customer without considerable cost incurred by the customer. Our estimated backlog also includes our proportionate share of unconsolidated joint venture contracts. Additional information related to our remaining performance obligations is provided in Note 2–Revenue Recognition in the accompanying notes to our Consolidated Financial Statements.

Our backlog was $1.01 billion at June 30, 2018, compared to $958.5 million at March 31, 2018 and $632.5 million at June 30, 2017. Our backlog at June 30, 2018 increased $54.9 million, or 5.7%, from March 31, 2018. Backlog in the T&D segment increased $48.6 million and C&I backlog increased $6.3 million compared to March 31, 2018. Our backlog as of June 30, 2018 included our proportionate share of unconsolidated joint venture backlog totaling $44.4 million, compared to $50.5 million at March 31, 2018.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at June 30, 2018
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2017

T&D	$482,892	$53,876	$333,147
C&I	530,498	128,238	345,992
Total	$1,013,390	$182,114	$679,139

Project Bonding Requirements and Parent Guarantees

A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our sureties for claims against our surety bonds. As of June 30, 2018, we had approximately $606.1 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $247.3 million as of June 30, 2018.

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

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended				Six months ended
	June 30,				June 30,
	2018		2017		2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Contract revenues	$339,676	100.0%	$356,185	100.0%	$685,287	100.0%	$656,314	100.0%
Contract costs	301,046	88.6	328,668	92.3	610,904	89.1	603,057	91.9
Gross profit	38,630	11.4	27,517	7.7	74,383	10.9	53,257	8.1
Selling, general and administrative expenses	29,168	8.6	25,024	7.0	57,448	8.4	50,803	7.7
Amortization of intangible assets	119	—	210	0.1	236	—	398	0.1
Gain on sale of property and equipment	(1,014)	(0.3)	(1,319)	(0.4)	(2,065)	(0.3)	(2,026)	(0.3)
Income from operations	10,357	3.1	3,602	1.0	18,764	2.8	4,082	0.6
Other income (expense)
Interest income	—	—	3	—	—	—	4	—
Interest expense	(783)	(0.2)	(594)	(0.2)	(1,504)	(0.2)	(1,108)	(0.1)
Other, net	25	—	751	0.2	274	—	1,625	0.2
Income before provision for income taxes	9,599	2.9	3,762	1.0	17,534	2.6	4,603	0.7
Income tax expense	2,764	0.9	2,532	0.7	5,055	0.8	2,173	0.3
Net Income	$6,835	2.0%	$1,230	0.3%	$12,479	1.8%	$2,430	0.4%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues. Revenues decreased $16.5 million, or 4.6%, to $339.7 million for the three months ended June 30, 2018 from $356.2 million for the three months ended June 30, 2017. The decrease was primarily due to lower revenue from large transmission projects offset by higher C&I revenues.

Gross margin. Gross margin increased to 11.4% for the three months ended June 30, 2018 from 7.7% for the three months ended June 30, 2017. The increase in gross margin was largely due to improvements in efficiency compared to the prior year, which was significantly impacted by write-downs on three projects, and also to a favorable claim settlement during the three months ended June 30, 2018. These margin improvements were partially offset by a write-down on a project due to inclement weather, lower productivity and ongoing negotiations relating to a contract termination. Changes in estimates of gross profit on certain projects, including those discussed above, resulted in a gross margin increase of 0.1% for the three months ended June 30, 2018. Gross margin decreased 2.1% due to changes in estimates of gross profit on certain projects for the three months ended June 30, 2017.

Gross profit. Gross profit increased $11.1 million, or 40.4%, to $38.6 million for the three months ended June 30, 2018 from $27.5 million for the three months ended June 30, 2017, primarily due to increased margins.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) of $29.2 million for the three months ended June 30, 2018 increased $4.2 million from $25.0 million for the three months ended June 30, 2017. The year-over-year increase was primarily due to higher bonus and profit sharing costs. As a percentage of revenues, SG&A increased to 8.6% for the three months ended June 30, 2018 from 7.0% for the three months ended June 30, 2017.

Gain on sale of property and equipment. Gains from the sale of property and equipment for the three months ended June 30, 2018 were $1.0 million compared to $1.3 million for the three months ended June 30, 2017. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $0.8 million for the three months ended June 30, 2018 compared to $0.6 million for the three months ended June 30, 2017. This increase was primarily attributable to the amount and length of time borrowings under our line of credit were outstanding and an increase in our weighted average interest rate during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Other income. Other income was not significant for the three months ended June 30, 2018. Other income for the three months ended June 30, 2017 of $0.8 million was primarily attributable to contingent consideration related to margin guarantees on certain contracts associated with the acquisition of Western Pacific Enterprises Ltd.

Income tax expense. The income tax provision was $2.8 million for the three months ended June 30, 2018, with an effective tax rate of 28.8%, compared to a provision of $2.5 million for the three months ended June 30, 2017, with an effective tax rate of 67.3%. The decrease in the tax rate in the three months ended June 30, 2018 was primarily due to the enactment of the United States Tax Cuts and Jobs Act in 2017. Our inability to utilize losses experienced in certain Canadian operations negatively impacted the effective tax rate in the three months ended June 30, 2018 and 2017.

Net income. Net income increased to $6.8 million for the three months ended June 30, 2018 from $1.2 million for the three months ended June 30, 2017. The increase was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended June 30,
	2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$196,925	58.0%	$239,794	67.3%
Commercial & Industrial	142,751	42.0	116,391	32.7
Total	$339,676	100.0	$356,185	100.0
Operating income (loss):
Transmission & Distribution	$11,018	5.6	$8,074	3.4
Commercial & Industrial	9,635	6.7	4,751	4.1
Total	20,653	6.1	12,825	3.6
Corporate	(10,296)	(3.0)	(9,223)	(2.6)
Consolidated	$10,357	3.1%	$3,602	1.0%

Transmission & Distribution

Revenues for our T&D segment for the three months ended June 30, 2018 were $196.9 million compared to $239.8 million for the three months ended June 30, 2017, a decrease of $42.9 million, or 17.9%. The decrease in revenue was primarily due to lower revenue from large transmission projects.

Revenues from transmission projects represented 61.8% and 71.3% of T&D segment revenue for the three months ended June 30, 2018 and 2017, respectively. Additionally, for the three months ended June 30, 2018, measured by revenue in our T&D segment, we provided 39.2% of our T&D services under fixed-price contracts, as compared to 25.3% for the three months ended June 30, 2017.

Operating income for our T&D segment for the three months ended June 30, 2018 was $11.0 million, an increase of $2.9 million from the three months ended June 30, 2017. The increase in T&D operating income was primarily due to improvements in efficiency from the prior year, which was significantly impacted by write-downs on three projects. This margin improvement was partially offset by a write-down on a project due to inclement weather, lower productivity and ongoing negotiations relating to a contract termination. As a percentage of revenues, operating income for our T&D segment was 5.6% for the three months ended June 30, 2018 compared to 3.4% for the three months ended June 30, 2017.

Commercial & Industrial

Revenues for our C&I segment for the three months ended June 30, 2018 were $142.8 million compared to $116.4 million for the three months ended June 30, 2017, an increase of $26.4 million, or 22.6%, primarily due to increased spending from new and existing customers and increased volume at certain organic expansion locations.

Measured by revenue in our C&I segment, we provided 63.4% of our services under fixed-price contracts for the three months ended June 30, 2018, compared to 53.5% for the three months ended June 30, 2017.

Operating income for our C&I segment for the three months ended June 30, 2018 was $9.6 million, an increase of $4.8 million over the three months ended June 30, 2017. The year-over-year increase in operating income was primarily attributable to higher revenue, improved margins and a favorable claim settlement. As a percentage of revenues, operating income for our C&I segment was 6.7% for the three months ended June 30, 2018 compared to 4.1% for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues. Revenues increased $29.0 million, or 4.4%, to $685.3 million for the six months ended June 30, 2018 from $656.3 million for the six months ended June 30, 2017. The increase was primarily due to higher C&I and distribution revenues offset by lower revenue from large transmission projects.

Gross margin. Gross margin increased to 10.9% for the six months ended June 30, 2018 from 8.1% for the six months ended June 30, 2017. The increase in gross margin was primarily due improvements in efficiency compared to the prior year, which was significantly impacted by write-downs on three projects, and also to a favorable claim settlement during the six months ended June 30, 2018. These margin improvements were partially offset by a write-down on a project due to inclement weather, lower productivity and ongoing negotiations relating to a contract termination. Changes in estimates of gross profit on certain projects, including those discussed above, resulted in a gross margin increase of 0.1% for the six months ended June 30, 2018. Gross margin decreased 1.0% due to changes in estimates of gross profit on certain projects for the six months ended June 30, 2017.

Gross profit. Gross profit increased $21.1 million, or 39.7%, to $74.4 million for the six months ended June 30, 2018 from $53.3 million for the six months ended June 30, 2017, due to higher revenues and increased margins.

Selling, general and administrative expenses. SG&A of $57.4 million for the six months ended June 30, 2018 increased $6.6 million from $50.8 million for the six months ended June 30, 2017. The year-over-year increase was primarily due to higher bonus and profit sharing costs. As a percentage of revenues, SG&A increased to 8.4% for the six months ended June 30, 2018 from 7.7% for the six months ended June 30, 2017.

Gain on sale of property and equipment. Gains from the sale of property and equipment in the six months ended June 30, 2018 were $2.1 million compared to $2.0 million in the six months ended June 30, 2017. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $1.5 million for the six months ended June 30, 2018 compared to $1.1 million for the six months ended June 30, 2017. This increase was primarily attributable to the amount and length of time borrowings under our line of credit were outstanding and an increase in our weighted average interest rate during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Other Income. Other income was $0.3 million for the six months ended June 30, 2018 compared to $1.6 million for the six months ended June 30, 2017. The change was primarily attributable to contingent consideration related to margin guarantees on certain contracts associated with the acquisition of Western Pacific Enterprises Ltd. recognized in the six months ended June 30, 2017.

Income tax expense. The income tax provision was $5.1 million for the six months ended June 30, 2018 with an effective tax rate of 28.8%, compared to a provision of $2.2 million for the six months ended June 30, 2017 with an effective tax rate of 47.2%. The decrease in the tax rate in the six months ended June 30, 2018 was primarily caused by the enactment of the United States Tax Cuts and Jobs Act in 2017. Our inability to utilize losses experienced in certain Canadian operations negatively impacted the effective tax rate in the six months ended June 30, 2018 and 2017. The tax rate in the six months ended June 30, 2017 benefited from excess tax benefits pertaining to the vesting of stock awards and the exercise of stock options.

Net income. Net income increased to $12.5 million for the six months ended June 30, 2018 from $2.4 million for the six months ended June 30, 2017. The increase was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Six months ended June 30,
	2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$413,311	60.3%	435,528	66.4%
Commercial & Industrial	271,976	39.7	220,786	33.6
Total	$685,287	100.0	$656,314	100.0
Operating income (loss):
Transmission & Distribution	$24,559	5.9	$13,216	3.0
Commercial & Industrial	14,971	5.5	9,165	4.2
Total	39,530	5.8	22,381	3.4
Corporate	(20,766)	(3.0)	(18,299)	(2.8)
Consolidated	$18,764	2.8%	$4,082	0.6%

Transmission & Distribution

Revenues for our T&D segment for the six months ended June 30, 2018 were $413.3 million compared to $435.5 million for the six months ended June 30, 2017, a decrease of $22.2 million, or 5.1%. The decrease in revenue was primarily due to lower revenue from large transmission projects partially offset by an increase in distribution revenues.

Revenues from transmission projects represented 62.0% and 71.7% of T&D segment revenue for the six months ended June 30, 2018 and 2017, respectively. Additionally, for the six months ended June 30, 2018, measured by revenue in our T&D segment, we provided 37.9% of our T&D services under fixed-price contracts, as compared to 29.7% for the six months ended June 30, 2017.

Operating income for our T&D segment for the six months ended June 30, 2018 was $24.6 million, an increase of $11.4 million from the six months ended June 30, 2017. The increase in T&D operating income was primarily due to improvements in efficiency from the prior year, which was significantly impacted by write-downs on three projects. This margin improvement was partially offset by a write-down on a project due to inclement weather, lower productivity and ongoing negotiations relating to a contract termination. As a percentage of revenues, operating income for our T&D segment was 5.9% for the six months ended June 30, 2018 compared to 3.0% for the six months ended June 30, 2017.

Commercial & Industrial

Revenues for our C&I segment for the six months ended June 30, 2018 were $272.0 million compared to $220.8 million for the six months ended June 30, 2017, an increase of $51.2 million, or 23.2%, primarily due to increased spending from new and existing customers and increased volume at certain organic expansion locations.

Measured by revenue in our C&I segment, we provided 66.0% of our services under fixed-price contracts for the six months ended June 30, 2018, compared to 59.8% in the six months ended June 30, 2017.

Operating income for our C&I segment for the six months ended June 30, 2018 was $15.0 million, an increase of $5.8 million over the six months ended June 30, 2017. The year-over-year increase in operating income was primarily attributable to higher revenue, improved margins and a favorable claim settlement. As a percentage of revenues, operating income for our C&I segment was 5.5% for the six months ended June 30, 2018 compared to 4.2% for the six months ended June 30, 2017.

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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017

Net Income	$6,835	$1,230	$12,479	$2,430
Add:
Interest expense, net	783	591	1,504	1,104
Income tax expense	2,764	2,532	5,055	2,173
Depreciation & amortization	9,434	9,707	18,826	19,453
EBITDA	$19,816	$14,060	$37,864	$25,160

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

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017

Provided By Operating Activities:
Net cash flows provided by operating activities	$23,233	$6,120	$45,266	$19,180
Add/(subtract):
Changes in operating assets and liabilities	(6,993)	4,929	(13,871)	2,739
Adjustments to reconcile net income to net cash flows provided by operating activities	(9,405)	(9,819)	(18,916)	(19,489)
Depreciation & amortization	9,434	9,707	18,826	19,453
Provision for income taxes	2,764	2,532	5,055	2,173
Interest expense, net	783	591	1,504	1,104
EBITDA	$19,816	$14,060	$37,864	$25,160

Liquidity and Capital Resources

As of June 30, 2018, we had working capital of $176.8 million. We define working capital as current assets less current liabilities. During the six months ended June 30, 2018, operating activities of our business provided net cash of $45.3 million, compared to $19.2 million of cash provided for the six months ended June 30, 2017. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The $26.1 million year-over-year increase in net cash provided by operating activities was primarily due to favorable net changes in operating assets and liabilities of $16.6 million and an increase of $10.0 million in net income. The favorable change in operating assets and liabilities was primarily due to the favorable year-over-year increase of $20.3 million in other liabilities, partially offset by net unfavorable changes in various working capital accounts that relate primarily to construction activities (accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts), of $3.2 million. The increase in cash provided by other liabilities was due to the timing of wage and employment taxes and higher bonus and profit sharing accruals.

In the six months ended June 30, 2018, we used net cash in investing activities of $25.6 million, consisting of $28.0 million for capital expenditures, partially offset by $2.4 million of proceeds from the sale of equipment.

In the six months ended June 30, 2018, we used net cash of $20.8 million in financing activities, consisting primarily of $21.2 million of repayments under our revolving line of credit and $1.0 million of share repurchases, all of which represented shares surrendered to satisfy tax obligations under our stock compensation programs. These uses of cash were partially offset by $1.9 million of proceeds from the exercise of stock options during the six months ended June 30, 2018.

We anticipate that our borrowing availability of $171.5 million at June 30, 2018 under the credit facility and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, and share repurchases. Although we believe that we have adequate cash and borrowing capacity to meet our liquidity needs, any large projects or acquisitions may require additional capital.

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

Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, we may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase, if given effect, shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters. We were in compliance with all of the covenants under the Credit Agreement as of June 30, 2018.

As of June 30, 2018, we had $57.8 million of debt outstanding under the Facility and irrevocable standby letters of credit outstanding of approximately $20.6 million. As of December 31, 2017, we had $79.0 million of debt outstanding under the Facility and irrevocable standby letters of credit outstanding of approximately $20.9 million.

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

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of June 30, 2018, one customer individually exceeded 10.0% of consolidated accounts receivable with approximately 12.1 % of the total consolidated accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of June 30, 2017, none of our customers individually exceeded 10.0% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2018, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the six months ended June 30, 2018 and 2017, including instruments for trading, hedging or speculating on changes in interest rates or commodity prices of materials used in our business.

As of June 30, 2018, we had $57.8 million of debt outstanding under the Facility. Borrowings under the Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If the prime rate, federal funds rate or LIBOR increased, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. If market rates of interest on all our revolving debt as of June 30, 2018, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.6 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of June 30, 2018, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by the same amount.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances of Common Stock. On April 26, 2018, 331 unregistered shares of our common stock, valued at $10,000, were issued to a director of the Company who elected to receive a portion of his director retainer fee in stock in lieu of cash. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Purchases of Common Stock. The following table includes all of the Company’s repurchases of common stock for the periods shown, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Repurchased shares are retired and returned to authorized but unissued common stock.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)

April 1, 2018 - April 30, 2018	196	$30.94	—	$19,268,482
May 1, 2018 - May 31, 2018	293	$36.42	—	$19,268,482
June 1, 2018 - June 30, 2018	—	$—	—	$19,268,482
Total	489	$34.22	—

(1)	This column includes all repurchases of common stock, including stock repurchased under announced repurchase programs and stock repurchased outside such programs. Outside of the repurchase program, the Company repurchased 489 shares of its common stock to satisfy tax obligations on the vesting of restricted stock and performance shares under the 2007 Long-Term Incentive Plan (as amended) and the 2017 Long-Term Incentive Plan.

(2)	On July 26, 2018, the Company’s Board of Directors approved a new $20.0 million share repurchase program that will begin when the current share repurchase program expires. The new share repurchase program will expire on August 15, 2019, or when the authorized funds are exhausted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

10.1	Asset Purchase Agreement, dated as of July 2, 2018, by and among MYR Group, Inc., certain subsidiaries of MYR Group, Inc., as purchasers, and Huen Electric, Inc.†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Filed herewith
*	Electronically filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC.
(Registrant)

August 1, 2018	/s/ BETTY R. JOHNSON
Betty R. Johnson Senior Vice President, Chief Financial Officer and Treasurer

