Form 10-Q
period 2018-09-30
MYR GROUP INC.
filed 2018-10-31
CIK 700923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 26, 2018, there were 16,564,744 outstanding shares of the registrant’s $0.01 par value common stock.

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

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share and per share data)	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$300	$5,343
Accounts receivable, net of allowances of $564 and $605, respectively	291,583	283,008
Costs and estimated earnings in excess of billings on uncompleted contracts	124,057	78,260
Current portion of receivable for insurance claims in excess of deductibles	5,421	4,221
Refundable income taxes, net	—	391
Other current assets	5,684	8,513
Total current assets	427,045	379,736
Property and equipment, net of accumulated depreciation of $248,339 and $231,391, respectively	161,925	148,084
Goodwill	71,099	46,994
Intangible assets, net of accumulated amortization of $6,166 and $5,183, respectively	19,659	10,852
Receivable for insurance claims in excess of deductibles	16,861	14,295
Investment in joint ventures	1,837	168
Other assets	3,275	3,659
Total assets	$701,701	$603,788

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,941	$—
Current portion of capital lease obligations	1,110	1,086
Accounts payable	123,980	110,383
Billings in excess of costs and estimated earnings on uncompleted contracts	46,186	28,919
Current portion of accrued self-insurance	14,816	13,138
Income taxes payable, net	3,243	—
Other current liabilities	60,028	35,038
Total current liabilities	252,304	188,564
Deferred income tax liabilities	13,817	13,452
Long-term debt	86,373	78,960
Accrued self-insurance	34,203	32,225
Capital lease obligations, net of current maturities	1,796	2,629
Other liabilities	462	919
Total liabilities	388,955	316,749
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 16,564,057 and 16,464,757 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	165	163
Additional paid-in capital	147,543	143,934
Accumulated other comprehensive loss	(322)	(299)
Retained earnings	164,085	143,241
MYR Group Inc. share of equity	311,471	287,039
Noncontrolling interest	1,275	—
Total stockholders’ equity	312,746	287,039
Total liabilities and stockholders’ equity	$701,701	$603,788

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2018	2017	2018	2017

Contract revenues	$399,537	$373,502	$1,084,824	$1,029,816
Contract costs	354,251	338,649	965,155	941,706
Gross profit	45,286	34,853	119,669	88,110
Selling, general and administrative expenses	31,210	23,814	88,658	74,617
Amortization of intangible assets	743	195	979	593
Gain on sale of property and equipment	(804)	(576)	(2,869)	(2,602)
Income from operations	14,137	11,420	32,901	15,502
Other income (expense)
Interest income	13	—	13	4
Interest expense	(1,014)	(685)	(2,518)	(1,793)
Other, net	(2,294)	(1,413)	(2,020)	212
Income before provision for income taxes	10,842	9,322	28,376	13,925
Income tax expense	2,885	4,177	7,940	6,350
Net income	$7,957	$5,145	$20,436	$7,575
Income per common share:
—Basic	$0.48	$0.32	$1.24	$0.47
—Diluted	$0.48	$0.31	$1.23	$0.46
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,492	16,314	16,423	16,263
—Diluted	16,630	16,474	16,580	16,476

Net income	$7,957	$5,145	$20,436	$7,575
Other comprehensive income (loss):
Foreign currency translation adjustment	(22)	206	(23)	216
Other comprehensive income (loss)	(22)	206	(23)	216
Total comprehensive income	$7,935	$5,351	$20,413	$7,791

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
(In thousands)	2018	2017

Cash flows from operating activities:
Net income	$20,436	$7,575
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	28,151	28,906
Amortization of intangible assets	979	593
Stock-based compensation expense	2,480	3,479
Deferred income taxes	342	(302)
Gain on sale of property and equipment	(2,869)	(2,602)
Other non-cash items	697	1,113
Changes in operating assets and liabilities
Accounts receivable, net	24,519	(37,059)
Costs and estimated earnings in excess of billings on uncompleted contracts	(35,466)	(36,980)
Receivable for insurance claims in excess of deductibles	(3,766)	(292)
Other assets	2,929	85
Accounts payable	(13,781)	14,803
Billings in excess of costs and estimated earnings on uncompleted contracts	10,918	1,363
Accrued self insurance	3,668	2,626
Other liabilities	19,432	(5,098)
Net cash flows provided by (used in) operating activities	58,669	(21,790)
Cash flows from investing activities:
Proceeds from sale of property and equipment	3,505	2,802
Cash paid for acquired business	(47,082)	—
Purchases of property and equipment	(39,723)	(24,909)
Net cash flows used in investing activities	(83,300)	(22,107)
Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	(14,580)	20,427
Borrowings under equipment notes	24,934	—
Payment of principal obligations under capital leases	(809)	(812)
Proceeds from exercise of stock options	1,887	1,147
Repurchase of common shares	(1,043)	(3,058)
Other financing activities	9,223	3,718
Net cash flows provided by financing activities	19,612	21,422
Effect of exchange rate changes on cash	(24)	311
Net decrease in cash and cash equivalents	(5,043)	(22,164)
Cash and cash equivalents:
Beginning of period	5,343	23,846
End of period	$300	$1,682

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization, Business and Basis of Presentation

Organization and Business

MYR Group Inc. (the “Company”) is a holding company of specialty electrical construction service providers and conducts operations through its wholly owned subsidiaries, including: The L. E. Myers Co., a Delaware corporation; Harlan Electric Company, a Michigan corporation; Great Southwestern Construction, Inc., a Colorado corporation; Sturgeon Electric Company, Inc., a Michigan corporation; MYR Transmission Services, Inc., a Delaware corporation; E.S. Boulos Company, a Delaware corporation; High Country Line Construction, Inc., a Nevada corporation; Sturgeon Electric California, LLC, a Delaware limited liability company; GSW Integrated Services, LLC, a Delaware limited liability company; Huen Electric, Inc., a Delaware corporation; MYR Transmission Services Canada, Ltd., a British Columbia corporation; Northern Transmission Services, Ltd., a British Columbia corporation and Western Pacific Enterprises Ltd., a British Columbia corporation.

The Company performs construction services in two business segments: Transmission and Distribution (“T&D”) and Commercial and Industrial (“C&I”). T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. T&D provides a broad range of services, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair. The C&I customers include general contractors, commercial and industrial facility owners, local governments and developers in the west, midwest and northeast United States and western Canada. The C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting.

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

Joint Ventures and Noncontrolling Interests

The Company accounts for investments in joint ventures using the proportionate consolidation method for income statement reporting and under the equity method for balance sheet reporting, unless the Company has a controlling interest causing the joint venture to be consolidated with equity owned by other joint venture partners recorded as noncontrolling interests. Under the proportionate consolidation method, joint venture activity is allocated to the appropriate line items found on the consolidated statements of operations in proportion to the percentage of participation the Company has in the joint venture. Under the equity method the net investment in joint ventures is stated as a single item on the consolidated balance sheets. For joint ventures which the Company does not have a controlling interest, the Company’s share of any profits and assets and its share of any losses and liabilities are recognized based on the Company’s stated percentage partnership interest in the joint venture. The Company includes only its percentage ownership of each joint venture in its backlog. The investments in joint ventures are recorded at cost and the carrying amounts are adjusted to recognize the Company’s proportionate share of cumulative income or loss, additional contributions made and dividends and capital distributions received. The Company records the effect of any impairment or any other-than-temporary decrease in the value of the joint venture investment as incurred. See Note 12– Noncontrolling Interests to the Financial Statements for further information related to joint ventures in which the Company has a majority controlling interest.

Foreign Currency

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and ineffective long-term monetary assets and liabilities are recorded in the “other income, net” line on the consolidated statements of operations. Foreign currency gains for the nine months ended September 30, 2018 and losses for the nine months ended September 30, 2017, were not significant. Effective foreign currency transaction gains and losses, arising primarily from long-term monetary assets and liabilities, are recorded in the foreign currency translation adjustment line on the consolidated statements of comprehensive income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2018 and December 31, 2017, the Company held its cash in checking accounts or in highly liquid money market funds. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to financial institutions for payment. The Company funds all intraday bank balances overdrafts during the same business day. Checks issued and outstanding in excess of bank balance are recorded in accounts payable in the Consolidated Balance Sheets and are reflected as other financing activities in the Consolidated Statements of Cash Flows. As of September 30, 2018 the Company had checks issued and outstanding in excess of our bank balance of $9.2 million. The Company had no checks issued and outstanding in excess of our bank balance as of December 31, 2017.

Accounts Receivable

The Company does not charge interest to its customers and carries its customer receivables at their face amounts, less an allowance for doubtful accounts. Included in accounts receivable are balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contract and acceptance by the customer, or earlier as provided by the contract. Based on the Company’s experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable, including retainage, as current assets. The contracting cycle for certain long-term contracts may extend beyond one year, and accordingly, collection of retainage on those contracts may extend beyond one year. The Company expects a majority of the retainage recorded at September 30, 2018 to be collected within one year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

The most significant estimates are related to estimates of costs to complete on contracts, pending change orders and claims, shared savings, insurance reserves, income tax reserves, estimates surrounding stock-based compensation, the recoverability of goodwill and intangibles and accounts receivable reserves. The Company estimates a cost accrual every quarter that represents costs incurred but not invoiced for services performed or goods delivered during the period, and estimates revenue from the contract cost portion of this accrual based on current gross margin rates to be consistent with its cost method of revenue recognition.

In the nine months ended September 30, 2018 and September 30, 3017, the Company recognized revenues of $8.8 million and $6.5 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The percentage of completion method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended September 30, 2018, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.6%, which resulted in decreases in operating income of $2.1 million, net income of $1.6 million and diluted earnings per common share of $0.09. During the nine months ended September 30, 2018, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.4%, which resulted in decreases in operating income of $3.9 million, net income of $2.8 million and diluted earnings per common share of $0.17.

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

Recent Accounting Pronouncements

Changes to U.S. GAAP are typically established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. The Company, based on its assessment, determined that any recently issued or proposed ASUs not listed below are either not applicable to the Company or adoption will have minimal impact on its consolidated financial statements

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments under this pronouncement changed how an entity recognizes revenue from contracts it enters to transfer goods, services or nonfinancial assets to its customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the amendments require expanded disclosure to enable the users of the financial statements to understand the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On January 1, 2018, the Company adopted this ASU on a modified retrospective basis. Results for reporting periods beginning after January 1, 2018 are presented under Revenue from Contracts with Customers (Topic 606), while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historical accounting under Revenue Recognition Topic 605. See Note 3–Revenue Recognition to the Financial Statements for further information related to the Company’s accounting policy and transition disclosures associated with the adoption of this pronouncement.

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

The Company continues to evaluate the impact that this pronouncement, and all amendments relating to this pronouncement, will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on the Company’s financial statements. The Company has appointed a committee to transition its policies and procedures based on the requirements of this pronouncement and has purchased lease software to support the additional requirements relating to this pronouncement. The Company expects that most existing operating lease commitments that extend beyond twelve months at the time of adoption will be recognized as lease liabilities and right-of-use assets upon adoption. While the Company is still evaluating the requirements of this update, it currently does not expect the adoption to have a material impact on the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations and Comprehensive Income or Consolidated Statements of Cash Flows. See Note 9–Lease Obligations to the Financial Statements for further information related to the Company’s future minimum lease payments and the timing of those payments.

2. Acquisition

On July 2, 2018, the Company completed the acquisition of substantially all of the assets of Huen Electric, Inc., an electrical contracting firm based in Illinois, Huen Electric New Jersey Inc., an electrical contracting firm based in New Jersey, and Huen New York, Inc., an electrical contracting firm based in New York (collectively, the “Huen Companies”). The Huen Companies will provide a wide range of commercial and industrial electrical construction capabilities under the Company’s C&I segment in Illinois, New Jersey and New York. The total consideration paid was approximately $47.1 million, subject to working capital and net asset adjustments, which was funded through borrowings on the line of credit. Total consideration paid may include a portion subject to potential net asset adjustments which are expected to be finalized by the end of 2018. The Company’s preliminary estimate of these net asset adjustments was approximately $10.7 million as of the July 2, 2018 closing date and as of September 30, 2018, which will increase the total consideration to be paid, and is recorded in accounts payable on the consolidated balance sheets.

The purchase agreement also includes contingent consideration provisions for margin guarantee adjustments based upon performance subsequent to the acquisition on certain contracts. The contracts are valued at fair value at the acquisition date, causing no margin guarantee estimate. Changes in contract estimates, such as modified costs to complete or change order recognition, will result in changes to these margin guarantee estimates. Changes in contingent consideration, subsequent to the acquisition, related to the margin guarantee adjustments on certain contracts of approximately $2.3 million were recorded in other expense for the three and nine months ended September 30, 2018. Future margin guarantee adjustments, if any, are expected to be recognized through 2019. The Company could also be required to make compensation payments contingent on the successful achievement of certain performance targets and continued employment of certain key executives of the Huen Companies. These payments are recognized as compensation expense in the consolidated statements of operations as incurred. For the three months ended September 30, 2018 the Company recognized $0.2 million of compensation expense associated with these contingent payments.

The results of operations for Huen Companies are included in the Company’s consolidated statement of operations and the C&I segment from the date of acquisition. Costs of approximately $0.4 million related to the acquisition were included in selling, general and administrative expenses in the consolidated statement of operations for the nine months ended September 30, 2018.

The following table summarizes the preliminary allocation of the opening balance sheet from the date of acquisition through September 30, 2018:

(in thousands)	(as of acquisition date) July 2, 2018

Consideration paid	$47,082
Preliminary estimated net asset adjustments	10,749
Total consideration, net of net asset adjustments	$57,831

Accounts receivable, net	$33,903
Costs and estimated earnings in excess of billings on uncompleted contracts	10,570
Other current and long term assets	88
Property and equipment	3,188
Accounts payable	(9,592)
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,394)
Other current liabilities	(6,571)
Net identifiable assets and liabilities	25,192
Unallocated intangible assets	9,800
Total acquired assets and liabilities	34,992
Fair value of acquired noncontrolling interests	(1,272)
Goodwill	$24,111

The Company has developed preliminary estimates of fair value of the assets acquired and liabilities assumed for the purposes of allocating the purchase price. In conjunction with the acquisition of the Huen Companies, the Company acquired a majority-ownership of an ongoing joint venture. The assets acquired within the joint venture are recorded at their fair value at the time of the acquisition, relate to a specific contract, and no assets or liabilities outside of the operations of the contract existed at the acquisition date. The goodwill to be recognized, which represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed, is primarily attributable to the value of an assembled workforce and other non-identifiable assets. No synergies were anticipated in the acquisition as the three companies will function as individual districts within the Company’s operating structure. Further adjustments are expected to the allocation as third party valuations of identifiable intangible assets, including backlog, customer relationships, trade name and off-market component, are determined, and as net asset adjustments are finalized. Additionally, the Company will perform an analysis of the purchase price allocation and make appropriate adjustments based on the analysis. All of the goodwill and identifiable intangible assets are expected to be tax deductible per applicable Internal Revenue Service regulations.

The following unaudited supplemental pro forma results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Contract revenues	$399,537	$399,015	$1,166,273	$1,119,375
Net income	$8,373	$6,952	$24,986	$11,724
Net income attributable to MYR Group, Inc.	$8,373	$6,952	$24,268	$10,898
Income per common share:
—Basic	$0.51	$0.43	$1.48	$0.67
—Diluted	$0.50	$0.42	$1.46	$0.66
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,492	16,314	16,423	16,263
—Diluted	16,630	16,474	16,580	16,476

The pro forma combined results of operations for the three and nine months ended September 30, 2018 and 2017 were prepared by adjusting the historical results of the Company to include the historical results of the Huen Companies, as if the acquisition occurred on January 1, 2017. These pro forma results were adjusted for the following:

•	To include additional depreciation associated with the estimated step-up in fair value of the property and equipment acquired.

•	To record the net reduction in lease expense associated with the revised real estate lease contracts that were completed at the time of the acquisition.

•	To record transaction costs associated with the acquisition.

•	To record the estimated amortization related to the acquired intangible assets discussed above.

•	To record the additional interest expense related to the incremental borrowings of $47.1 million on the Company’s credit facility with an interest rate of 2.90% for the three and nine months ended September 30, 2018 and 2.00% for the three and nine months ended September 30, 2017.

•	To reflect the income tax effect of pro forma adjustments at the statutory tax rate.

•	To record estimated compensation payments contingent on the successful achievement of certain performance targets.

Revenues of approximately $37.8 million and income before income taxes of approximately $0.2 million, were included in the Company’s consolidated results of operations for the three and nine months ended September 30, 2018 related to the acquisition of the Huen Companies.

3. Revenue Recognition

Adoption and Accounting Policy

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under this new pronouncement, while prior period amounts are not adjusted and continue to be reported under the accounting standard Revenue Recognition Topic 605, which was in effect for prior periods. The Company recorded an increase to opening retained earnings of $0.7 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, representing revenues which would have been recognized in prior periods under Topic 606. The impact of adopting Topic 606 to revenue for the three months ended September 30, 2018 was not significant. The impact of adopting Topic 606 for the nine months ended September 30, 2018 was an increase of $0.3 million to revenue. The cumulative adjustment and the impact experienced during the nine months ended September 30, 2018 were due to accelerated recognition of contract provisions related to variable consideration previously not permitted to be recognized under Topic 605 until no remaining contingency existed related to this consideration.

Under Topic 606, the Company recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services provided. Revenue associated with contracts with customers is recognized over time as the Company’s performance creates or enhances customer controlled assets or creates or enhances an asset with no alternative use, for which the Company has an enforceable right to receive compensation as defined under the contract. To determine the amount of revenue to recognize over time, the Company estimates profit by determining the difference between total estimated revenue and total estimated cost of a contract. In addition, the Company estimates a cost accrual every quarter that represents unbilled invoicing activity for services performed by subcontractors and suppliers during the quarter, and estimates revenue from the contract cost portion of this accrual based on current gross margin rates to be consistent with its cost method of revenue recognition. The estimated value of unbilled amounts are determined using a regression analysis that estimates value based on our historical experience, and is adjusted for large individual projects. The profit and corresponding revenue is recognized over the contract term based on costs incurred under the cost-to-cost method. The Company utilized the cost-to-cost method as we believe cost incurred best represent the amount of work completed and remaining on our projects, and is the most common basis for computing percentage of completion in our industry. For purposes of recognizing revenue, the Company follows the five-step approach outlined in ASC 606-10-25.

As the cost-to-cost method is driven by incurred cost, the Company calculates the percentage of completion by dividing costs incurred to date by the total estimated cost. The percentage of completion is then multiplied by estimated revenues to determine inception-to-date revenue. Revenue recognized for the period is the current inception-to-date recognized revenue less the prior period inception-to-date recognized revenue. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss is updated in subsequent reporting periods. Revenue recognition also includes an amount related to a contract asset or contract liability. If the recognized revenue is greater than the amount billed to the customer, a contract asset is recorded in costs and estimated earnings in excess of billings on uncompleted contracts. Conversely, if the amount billed to the customer is greater than the recognized revenue, a contract liability is recorded in billings in excess of costs and estimated earnings on uncompleted contracts. Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts, and therefore, profit and revenue recognition. Additionally, the Company estimates costs to complete on fixed price contracts which are determined on an individual contract basis by evaluating each project’s status as of the balance sheet date, and using our historical experience with the level of effort required to complete the underlying project. Claims and change orders are also measured based on our historical experience with individual customers and similar contracts, and are evaluated by management individually. The Company includes these estimated amounts of variable consideration to the extent that it is probable there will not be a significant reversal of revenue.

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

Disaggregation of Revenue

A majority of the Company’s revenues are earned through contracts with customers that normally provide for payment upon completion of specified work or units of work as identified in the contract. Although there is considerable variation in the terms of these contracts they are primarily structured as fixed-price contracts, under which the Company agrees to do the entire project for a fixed amount, or unit-price contracts, under which the Company agrees to do the work at a fixed price per unit of work as specified in the contract. The Company also enters into time-and-equipment and time-and-materials contracts under which the Company is paid for labor and equipment at negotiated hourly billing rates and for other expenses, including materials, as incurred. Finally, the Company sometimes enters into cost-plus contracts, where the Company is paid for costs plus a negotiated margin. On occasion, time-and-equipment, time-and-materials and cost-plus contracts require the Company to include a guaranteed not-to-exceed maximum price.

Historically, fixed-price and unit-price contracts have had the highest potential margins; however, they have had a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have historically had less margin upside, but generally have had a lower risk of cost overruns. The Company also provides services under master service agreements (“MSAs”) and other variable-term service agreements. MSAs normally cover maintenance, upgrade and extension services, as well as new construction. Work performed under MSAs is typically billed on a unit-price, time-and-materials or time-and-equipment basis. MSAs are typically one to three years in duration; however, most of the Company’s contracts, including MSAs, may be terminated by the customer on short notice, typically 30 to 90 days, even if the Company is not in default under the contract. Under MSAs, customers generally agree to use the Company for certain services in a specified geographic region. Most MSAs include no obligation for the contract counterparty to assign specific volumes of work to the Company and do not require the counterparty to use the Company exclusively, although in some cases the MSA contract gives the Company a right of first refusal for certain work. Additional information related to the Company’s market types is provided in Note 11–Segment Information to the Financial Statements.

The components of the Company’s revenue by contract type for the three and nine months ended September 30, 2018 were as follows:

	Three months ended September 30, 2018
	T&D		C&I		Total
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$82,058	36.9%	$132,439	74.8%	$214,497	53.7%
Unit Price	42,751	19.2	14,256	8.1	57,007	14.3
T&E	76,520	34.4	9,431	5.3	85,951	21.5
Other	21,202	9.5	20,880	11.8	42,082	10.5
	$222,531	100.0%	$177,006	100.0%	$399,537	100.0%

	Nine months ended September 30, 2018
	T&D		C&I		Total
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$238,723	37.5%	$312,033	69.5%	$550,756	50.8%
Unit Price	130,058	20.5	39,314	8.8	169,372	15.6
T&E	224,938	35.4	27,830	6.2	252,768	23.3
Other	42,123	6.6	69,805	15.5	111,928	10.3
	$635,842	100.0%	$448,982	100.0%	$1,084,824	100.0%

The components of the Company’s revenue by market type for the three and nine months ended September 30, 2018 were as follows:

	Three months ended September 30, 2018			Nine months ended September 30, 2018
(in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$121,619	30.4%	T&D	$377,780	34.8%	T&D
Distribution	100,912	25.3	T&D	258,062	23.8	T&D
Electrical Construction	177,006	44.3	C&I	448,982	41.4	C&I
Total Revenue	$399,537	100.0%		$1,084,824	100.0%

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

	September 30,	December 31,
(in thousands)	2018	2017	Change

Contract assets	$124,057	$78,260	$45,797
Contract liabilities	(46,186)	(28,919)	(17,267)
Net contract assets (liabilities)	$77,871	$49,341	$28,530

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and customer payment. The amounts of revenue recognized in the period that was included in the opening contract liability balances was $35.3 million and $37.3 million for the three and nine months ended September 30, 2018, respectively. This revenue consists primarily of work performed on previous billings to customers.

Remaining Performance Obligations

On September 30, 2018, the Company had $1.02 billion of remaining performance obligations. The Company’s remaining performance obligations includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. The following table summarizes that amount of remaining performance obligations that the Company expects to be realized as of September 30, 2018 and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months. The Company expects a vast majority of the remaining performance obligations to be recognized within twenty-four months, although the timing of the Company’s performance is not always under its control. Additionally, the difference between the remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s MSAs under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to backlog is provided in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Remaining Performance Obligations as of September 30, 2018

(In thousands)	Total	Amount estimated to not be recognized within 12 months

T&D	$403,046	$63,683
C&I	615,575	132,551
Total	$1,018,621	$196,234

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

As of September 30, 2018 and December 31, 2017, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of September 30, 2018 and December 31, 2017, the fair values of the Company’s long-term debt and capital lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at September 30, 2018 and December 31, 2017, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company's capital lease obligations also approximated fair value.

5. Contracts in Process

The net asset position for contracts in process consisted of the following:

	September 30,	December 31,
(In thousands)	2018	2017

Costs and estimated earnings on uncompleted contracts	$2,437,192	$1,978,981
Less: Billings to date	2,359,321	1,929,640
	$77,871	$49,341

The net asset position for contracts in process included in the accompanying consolidated balance sheets was as follows:

	September 30,	December 31,
(In thousands)	2018	2017

Costs and estimated earnings in excess of billings on uncompleted contracts	$124,057	$78,260
Billings in excess of costs and estimated earnings on uncompleted contracts	(46,186)	(28,919)
	$77,871	$49,341

6. Debt

The table below reflects the Company's total debt, including borrowings under its credit agreement and master loan agreement for equipment notes:

		Stated Interest	Payment	Term	Outstanding Balance as of September 30,	Outstanding Balance as of December 31,
(dollar amounts in thousands)	Inception Date	Rate (per annum)	Frequency	(years)	2018	2017

Credit Agreement
Revolving loans	6/30/2016	Variable	Variable	5	$64,380	$78,960

Equipment Notes
Equipment Note 1	9/28/2018	4.16%	Semi-annual	5	12,655	—
Equipment Note 2	9/28/2018	4.23%	Semi-annual	7	12,279	—
					24,934	—
Total Debt					89,314	78,960
Less: Current Portion of long-term debt					(2,941)	—
Long-term debt					$86,373	$78,960

Credit Agreement

On June 30, 2016, the Company entered into a five-year amended and restated credit agreement as amended from time to time, (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A, that provided for a $250 million facility (the “Facility”), which could be used for revolving loans and letters of credit. On September 28, 2018, the Company amended the Credit Agreement. This amendment, among other things, reduces the amount of the Facility available to be used for letters of credit to a maximum of $150 million. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $50 million. The Company has an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $100 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. Additionally, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement are used for working capital, capital expenditures, acquisitions, stock repurchases and other general corporate purposes.

Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 1.00%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on the Company’s consolidated leverage ratio (the “Leverage Ratio”) which is defined in the Credit Agreement as Consolidated Total Indebtedness divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.125% to 2.125% for non-performance letters of credit or 0.625% to 1.125% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.375%, based on the Company’s consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.25. The weighted average interest rate on borrowings outstanding on the Facility for the nine months ended September 30, 2018 was 2.90% per annum.

Under the Credit Agreement, the Company is subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, the Company may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters. The Company was in compliance with all of its financial covenants under the Credit Agreement as of September 30, 2018.

As of September 30, 2018, the Company had irrevocable standby letters of credit outstanding under the Facility of approximately $21.2 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $3.6 million related to contract performance obligations. As of December 31, 2017, the Company had irrevocable standby letters of credit outstanding under the Facility of approximately $20.9 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $3.3 million related to contract performance obligations.

The Company has remaining deferred debt issuance costs totaling $0.6 million as of September 30, 2018, related to the line of credit. As permitted under ASU No. 2015-15, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.

Equipment Notes

On September 28, 2018, the Company entered into a Master Equipment Loan and Security Agreement (the “Master Loan Agreement”) with Banc of America Leasing & Capital, LLC (“BofA”). The Master Loan Agreement may be used for the financing of equipment between the Company and BofA pursuant to one or more "Equipment Notes". Each Equipment Note executed under the Master Loan Agreement constitutes a separate, distinct and independent financing of equipment and a contractual obligation of the Company, which may contain prepayment clauses.

On September 28, 2018, the Company executed two Equipment Notes under the Master Loan Agreement that are collateralized by equipment and vehicles owned by the Company. The following table sets forth our remaining principal payments for the Company’s outstanding Equipment Notes as of September 30, 2018:

Future
Equipment Notes
(In thousands)	Principal Payments

Remainder of 2018	$—
2019	2,941
2020	3,066
2021	3,195
2022	3,329
2023	6,002
Thereafter	6,401
Total future principal payments	$24,934
Less: Current portion of equipment notes	(2,941)
Long-term principal obligations	$21,993

7. Income Taxes

The U.S. federal statutory tax rate was 21% for the three and nine months ended September 30, 2018 and 35% for the three and nine months ended September 30, 2017. The Company’s effective tax rate for the three and nine months ended September 30, 2018 was 26.6% and 28.0%, respectively, of pretax income compared to the effective tax rate for the three and nine months ended September 30, 2017 of 44.8% and 45.6%, respectively.

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended September 30, 2018, was primarily due to state income taxes and, for the nine months ended September 30, 2018, the difference was primarily due to state income taxes and the inability to utilize losses experienced in certain Canadian operations.

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

The Company had unrecognized tax benefits of approximately $0.4 million as of September 30, 2018 and $0.8 million as of December 31, 2017, which were included in other liabilities in the accompanying consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense because of the unrecognized tax benefits was not significant for the three and nine months ended September 30, 2018 and 2017.

The Company is subject to taxation in various jurisdictions. The Company’s tax returns for 2015, 2016 and 2017 are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2013 through 2017.

8. Commitments and Contingencies

Purchase Commitments

As of September 30, 2018, the Company had approximately $16.8 million in outstanding purchase orders for certain construction equipment, with cash outlay scheduled to occur over the next twelve months.

Insurance and Claims Accruals

The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other insurance coverage. The deductible per occurrence for each line of coverage is up to $1.0 million, except for wildfire coverage which has a deductible of $2.0 million. The Company’s health benefit plans are subject to deductibles of up to $0.2 million for qualified individuals. Losses up to the deductible amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

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

Performance and Payment Bonds and Parent Guarantees

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of September 30, 2018, an aggregate of approximately $591.2 million in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $333.7 million as of September 30, 2018.

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

9. Lease Obligations

From time to time, the Company enters into leasing arrangements for real estate, vehicles and construction equipment, including master leasing arrangements for vehicles and construction equipment. Some of the leases entered into under these agreements met the requirements for capitalization and were recorded as capital leases, while others were treated as operating leases. As of September 30, 2018, the Company had no outstanding commitments to enter into future leases under its master lease agreements.

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

As of September 30, 2018, the Company had approximately $2.9 million of capital lease obligations outstanding, $1.1 million of which was classified as a current liability. As of December 31, 2017, the Company had approximately $3.7 million of capital lease obligations outstanding, $1.1 million of which was classified as a current liability.

As of September 30, 2018 and December 31, 2017, $2.9 million and $3.7 million, respectively, of leased assets were capitalized in construction equipment, net of accumulated depreciation.

Operating Leases

The Company, from time to time, leases real estate, construction equipment and office equipment under operating leases with remaining terms ranging from one to six years.

Future Minimum Lease Payments

The future minimum lease payments required under capital leases and operating leases, together with the present value of capital leases, as of September 30, 2018 were as follows

:

	Capital	Operating
(In thousands)	Lease Obligations	Lease Obligations

Remainder of 2018	$296	$1,236
2019	1,185	4,081
2020	1,185	2,988
2021	363	2,270
2022	—	1,692
Thereafter	—	771
Total minimum lease payments	$3,029	$13,038
Interest	(123)
Net present value of minimum lease payments	2,906
Less: Current portion of capital lease obligations	1,110
Long-term capital lease obligations	$1,796

10. Stock-Based Compensation

The Company maintains two equity compensation plans under which stock-based compensation has been granted: the 2017 Long-Term Incentive Plan, (the “LTIP”) and the 2007 Long-Term Incentive Plan (the “2007 Plan”). Upon the adoption of the LTIP during the second quarter of 2017, awards were no longer granted under the 2007 Plan. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) restricted stock units, (f) performance share awards, (g) phantom stock units, (h) stock bonuses, (i) dividend equivalents, and (j) any combination of such grants.

The company grants time-vested stock awards in the form of restricted stock awards, restricted stock units or equity-settled phantom stock. During the nine months ended September 30, 2018, the Company granted 93,280 shares of time-vested stock awards under the LTIP, which primarily vest ratably over three years, at a weighted average grant date fair value of $30.22. Additionally, 96,840 shares of time-vested stock awards vested during the nine months ended September 30, 2018, at a weighted average grant date fair value of $28.91.

During the nine months ended September 30, 2018, the Company granted 66,764 performance share awards under the LTIP at target, which cliff vest on December 31, 2020, at a weighted average grant date fair value of $34.52. The number of shares actually earned under a performance award may vary from zero to 200% of the target shares awarded, based upon the Company’s performance compared to certain metrics. The metrics used were determined at grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to target, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards cliff vest upon attainment of the stated performance targets and minimum service requirements and are paid in common shares of the Company’s stock. In the first quarter of 2018, management concluded that it was probable that the minimum performance criteria would not be met for certain performance shares that were granted during 2016. As a result, the Company reversed $0.4 million in stock compensation from previous accruals.

During the nine months ended September 30, 2018, plan participants exercised 87,557 stock options with a weighted average exercise price of $21.55.

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

11. Segment Information

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

Commercial and Industrial: The C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems. C&I segment services are generally performed in the west, midwest and northeast United States and in western Canada. The C&I segment generally provides electric construction and maintenance services as a subcontractor to general contractors in the C&I industry, but also contracts directly with facility owners. The C&I segment has a diverse customer base with many long-standing relationships.

The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017

Contract revenues:
T&D	$222,531	$215,970	$635,842	$651,498
C&I	177,006	157,532	448,982	378,318
	$399,537	$373,502	$1,084,824	$1,029,816
Income from operations:
T&D	$13,935	$9,251	$38,494	$22,467
C&I	10,227	10,503	25,198	19,668
General Corporate	(10,025)	(8,334)	(30,791)	(26,633)
	$14,137	$11,420	$32,901	$15,502

For the three and nine months ended September 30, 2018, contract revenues attributable to the Company’s Canadian operations were $12.8 million and $42.0 million, respectively, predominantly in the C&I segment. For the three and nine months ended September 30, 2017, contract revenues attributable to the Company’s Canadian operations were $25.4 million and $61.8 million, respectively, predominantly in the C&I segment.

12. Noncontrolling Interests

On July 2, 2018, through the acquisition of certain assets of the Huen Companies, the Company became the majority controlling interest in a joint venture. As a result, the Company has consolidated the carrying value of the joint ventures assets and liabilities and results of operations in the Company’s consolidated financial statements. The equity owned by the other joint venture partners has been recorded as noncontrolling interests in the Company’s consolidated balance sheets, and their portions, if material, of net income and other comprehensive income shown as net income or other comprehensive income attributable to noncontrolling interests in the Company’s consolidated statements of operations and other comprehensive income. Additionally the joint venture associated with the Company’s noncontrolling interests is a partnership, and consequently, the tax effect of only the Company’s share of the joint venture income is recognized by the Company.

The acquired joint venture made no distributions to its partners, and the Company made no capital contributions to the joint venture during the three and nine months ended September 30, 2018. Additionally, there have been no changes in ownership during the three and nine months ended September 30, 2018. The project is expected to be completed in 2019. The balance of the Company’s noncontrolling interest consists of the preliminary fair value of noncontrolling interest acquired on July 2, 2018 with the Huen Companies. Net income attributable to the noncontrolling interest, subsequent to the acquisition through September 30, 2018, was not material.

13. Earnings Per Share

The Company computes earnings per share attributable to its shareholders using the treasury stock method. Under the treasury stock method, basic earnings per share are computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period, and diluted earnings per share are computed by dividing net income available to shareholders by the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

Net income available to common shareholders and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share data)	2018	2017	2018	2017

Numerator:
Net income	$7,957	$5,145	$20,436	$7,575

Denominator:
Weighted average common shares outstanding	16,492	16,314	16,423	16,263
Weighted average dilutive securities	138	160	157	213
Weighted average common shares outstanding, diluted	16,630	16,474	16,580	16,476

Income per common share:
Basic	$0.48	$0.32	$1.24	$0.47
Diluted	$0.48	$0.31	$1.23	$0.46

For the three and nine months ended September 30, 2018 and 2017, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities.

The following table summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017

Restricted stock	1	44	1	44
Performance awards	2	21	68	127

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We had consolidated revenues for the nine months ended September 30, 2018 of $1.08 billion, of which 58.6% was attributable to our T&D customers and 41.4% was attributable to our C&I customers. Our consolidated revenues for the nine months ended September 30, 2017 were $1.03 billion. For the nine months ended September 30, 2018, our net income and EBITDA (1) were $20.4 million and $60.0 million, respectively, compared to $7.6 million and $45.2 million, respectively, for the nine months ended September 30, 2017.

We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new sources of generation. Consequently, we believe we will continue to see significant bidding activity on large transmission projects through the remainder of this year as well as in 2019. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and right-of-way permits needed to commence construction. Significant construction on any large, multi-year projects awarded later this year will not likely occur until the second half of 2019 or later. Bidding and construction activity for small to medium-size transmission projects and upgrades remains strong, and we expect this trend to continue, primarily due to reliability and economic drivers. Competition and the unpredictability of awards in the transmission market may impact our ability to maintain high utilization of equipment and manpower resources, which is essential to maintaining contract margins. We also believe the need for distribution services will continue to grow.

We expect to see continued improvement in bidding opportunities in our C&I segment throughout the remainder of this year. We expect the long-term growth in our C&I segment to generally track the economic growth of the regions we serve. We also expect to see increased bidding opportunities in the new C&I markets we recently entered through strategic acquisitions and organic expansions.

We strive to maintain our status as a preferred provider to our T&D and C&I customers. We continue to implement a three-pronged strategy of organic growth and strategic acquisitions that further expand our capabilities and prudent capital returns. On July 2, 2018, we completed the acquisition of substantially all of the assets of the Huen Companies, which expanded our C&I operations in Illinois, New York and New Jersey. The total consideration paid was approximately $47.1 million, subject to working capital and net asset adjustments, which was funded through borrowings on our credit facility. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. We ended the third quarter of 2018 with $164.4 million available under our credit facility. Additionally, on September 28, 2018 we executed two new equipment notes totaling $24.9 million, enabling us to move a portion of our variable-rate debt to fixed rates and to increase our liquidity. We believe that our financial position and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our three-pronged strategy.

(1)	EBITDA is a non-GAAP measure. Refer to “Non-GAAP Measure—EBITDA” for a discussion of this measure.

Backlog

We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” A customer’s intention to award us work under a fixed-price contract is not included in backlog unless there is an actual written award to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of master service agreements that typically have a one-year to three-year duration from execution. Backlog may not accurately represent the revenues that we expect to realize during any particular period. Several factors, such as the timing of contract awards, the type and duration of contracts, and the mix of subcontractor and material costs in our projects, can impact our backlog at any point in time. Some of our revenue does not appear in our periodic backlog reporting because the award of the project, as well as the execution of the work, may all take place within the period. Our backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Backlog should not be relied upon as a stand-alone indicator of future events. Additionally, the difference between our backlog and remaining performance obligations is due to the exclusion of a portion of our master service agreements under certain contract types from our remaining performance obligations as these contracts can be canceled for convenience at any time by us or the customer without considerable cost incurred by the customer. Our estimated backlog also includes our proportionate share of unconsolidated joint venture contracts. Additional information related to our remaining performance obligations is provided in Note 3–Revenue Recognition in the accompanying notes to our Consolidated Financial Statements.

Our backlog was $1.10 billion at September 30, 2018, compared to $1.01 billion at June 30, 2018 and $701.7 million at September 30, 2017. Our backlog at September 30, 2018 increased $84.2 million, or 8.3%, from June 30, 2018. Backlog in the T&D segment decreased $9.1 million and C&I backlog increased $93.3 million compared to June 30, 2018. Our backlog as of September 30, 2018 included our proportionate share of joint venture backlog totaling $54.9 million, compared to $44.4 million at June 30, 2018.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at September 30, 2018
		Amount estimated
		to not be recognized	Total backlog at
(In thousands)	Total	within 12 months	December 31, 2017

T&D	$473,794	$63,683	$333,147
C&I	623,772	132,551	345,992
Total	$1,097,566	$196,234	$679,139

Project Bonding Requirements and Parent Guarantees

A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our sureties for claims against our surety bonds. As of September 30, 2018, we had approximately $591.2 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $333.7 million as of September 30, 2018.

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

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended				Nine months ended
	September 30,				September 30,
	2018		2017		2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Contract revenues	$399,537	100.0%	$373,502	100.0%	$1,084,824	100.0%	$1,029,816	100.0%
Contract costs	354,251	88.7	338,649	90.7	965,155	89.0	941,706	91.4
Gross profit	45,286	11.3	34,853	9.3	119,669	11.0	88,110	8.6
Selling, general and administrative expenses	31,210	7.8	23,814	6.4	88,658	8.2	74,617	7.2
Amortization of intangible assets	743	0.2	195	—	979	0.1	593	0.1
Gain on sale of property and equipment	(804)	(0.2)	(576)	(0.2)	(2,869)	(0.3)	(2,602)	(0.2)
Income from operations	14,137	3.5	11,420	3.1	32,901	3.0	15,502	1.5
Other income (expense)
Interest income	13	—	—	—	13	—	4	—
Interest expense	(1,014)	(0.2)	(685)	(0.2)	(2,518)	(0.2)	(1,793)	(0.2)
Other, net	(2,294)	(0.6)	(1,413)	(0.4)	(2,020)	(0.2)	212	—
Income before provision for income taxes	10,842	2.7	9,322	2.5	28,376	2.6	13,925	1.3
Income tax expense	2,885	0.7	4,177	1.1	7,940	0.7	6,350	0.6
Net income	$7,957	2.0%	$5,145	1.4%	$20,436	1.9%	$7,575	0.7%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues. Revenues increased $26.0 million, or 7.0%, to $399.5 million for the three months ended September 30, 2018 from $373.5 million for the three months ended September 30, 2017. The increase was primarily due to C&I revenues from our recent acquisition, which were partially offset by lower revenue from large transmission projects.

Gross margin. Gross margin increased to 11.3% for the three months ended September 30, 2018 from 9.3% for the three months ended September 30, 2017. The increase in gross margin was partly due to $2.3 million in estimate changes on certain contracts associated with the acquisition of the Huen Companies. These changes of estimates are subject to margin guarantees and represent potential contingent consideration for which an offset is recognized in other expense. Additionally, gross margin during the three months ended September 30, 2017 was negatively impacted by inclement weather, lower productivity, project delays and schedule extensions on certain projects that did not recur during the three months ended September 30, 2018. Changes in estimates of gross profit on certain projects, excluding estimate changes on our recent acquisition noted above, resulted in a gross margin decrease of 0.6% and 0.9% for the three months ended September 30, 2018 and 2017, respectively.

Gross profit. Gross profit increased $10.4 million, or 29.9%, to $45.3 million for the three months ended September 30, 2018 from $34.9 million for the three months ended September 30, 2017, primarily due to increased margins and higher revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) of $31.2 million for the three months ended September 30, 2018 increased $7.4 million from $23.8 million for the three months ended September 30, 2017. The period-over-period increase was primarily due to the acquisition of the Huen Companies, higher employee related expenses to support operations and higher bonus and profit sharing costs. As a percentage of revenues, SG&A increased to 7.8% for the three months ended September 30, 2018 from 6.4% for the three months ended September 30, 2017.

Gain on sale of property and equipment. Gains from the sale of property and equipment for the three months ended September 30, 2018 were $0.8 million compared to $0.6 million for the three months ended September 30, 2017. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $1.0 million for the three months ended September 30, 2018 compared to $0.7 million for the three months ended September 30, 2017. This increase was primarily attributable to increased borrowing related to the acquisition of the Huen Companies and an increase in our weighted average interest rate during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Other expense. Other expense was $2.3 million for the three months ended September 30, 2018, primarily attributable to contingent consideration related to margin guarantees on certain contracts associated with the acquisition of the Huen Companies recognized in the three months ended September 30, 2018. Other expense for the three months ended September 30, 2017 of $1.4 million was primarily attributable to $1.5 million of contingent consideration related to margin guarantees recognized on certain contracts associated with the acquisition of WPE.

Income tax expense. The income tax provision was $2.9 million for the three months ended September 30, 2018, with an effective tax rate of 26.6%, compared to a provision of $4.2 million for the three months ended September 30, 2017, with an effective tax rate of 44.8%. The decrease in the tax rate in the three months ended September 30, 2018 was primarily due to the enactment of the United States Tax Cuts and Jobs Act in 2017. Our inability to utilize losses experienced in certain Canadian operations negatively impacted the effective tax rate in the three months ended September 30, 2017.

Net income. Net income increased to $8.0 million for the three months ended September 30, 2018 from $5.1 million for the three months ended September 30, 2017. The increase was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended September 30,
	2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$222,531	55.7%	$215,970	57.8%
Commercial & Industrial	177,006	44.3	157,532	42.2
Total	$399,537	100.0%	$373,502	100.0%
Operating income (loss):
Transmission & Distribution	$13,935	6.3%	$9,251	4.3%
Commercial & Industrial	10,227	5.8%	10,503	6.7%
Total	24,162	6.0%	19,754	5.3%
Corporate	(10,025)	(2.5)	(8,334)	(2.2)
Consolidated	$14,137	3.5%	$11,420	3.1%

Transmission & Distribution

Revenues for our T&D segment for the three months ended September 30, 2018 were $222.5 million compared to $216.0 million for the three months ended September 30, 2017, an increase of $6.5 million, or 3.0%. The increase in revenue was primarily due to an increase in distribution revenues offset by lower revenue from large transmission projects.

Revenues from transmission projects represented 54.7% and 66.6% of T&D segment revenue for the three months ended September 30, 2018 and 2017, respectively. Additionally, for the three months ended September 30, 2018, measured by revenue in our T&D segment, we provided 36.9% of our T&D services under fixed-price contracts, as compared to 30.5% for the three months ended September 30, 2017.

Operating income for our T&D segment for the three months ended September 30, 2018 was $13.9 million, an increase of $4.7 million from the three months ended September 30, 2017. The increase in T&D operating income was primarily due to the the prior year margins being negatively impacted by inclement weather, lower productivity, project delays and schedule extensions on certain projects that did not recur during the three months ended September 30, 2018. As a percentage of revenues, operating income for our T&D segment was 6.3% for the three months ended September 30, 2018 compared to 4.3% for the three months ended September 30, 2017.

Commercial & Industrial

Revenues for our C&I segment for the three months ended September 30, 2018 were $177.0 million compared to $157.5 million for the three months ended September 30, 2017, an increase of $19.5 million, or 12.4%, primarily due the acquisition of the Huen Companies, partially offset by a decrease in projects that had accelerated schedules that completed in 2017.

Measured by revenue in our C&I segment, we provided 74.8% of our services under fixed-price contracts for the three months ended September 30, 2018, compared to 55.8% for the three months ended September 30, 2017.

Operating income for our C&I segment for the three months ended September 30, 2018 was $10.2 million, a decrease of $0.3 million over the three months ended September 30, 2017. The year-over-year decrease in operating income was primarily attributable to a change in estimate on one project nearing completion. As a percentage of revenues, operating income for our C&I segment was 5.8% for the three months ended September 30, 2018 compared to 6.7% for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues. Revenues increased $55.0 million, or 5.3%, to $1.08 billion for the nine months ended September 30, 2018 from $1.03 billion for the nine months ended September 30, 2017. The increase was primarily due to C&I revenues from our recent acquisition, which were partially offset by lower revenue from large transmission projects.

Gross margin. Gross margin increased to 11.0% for the nine months ended September 30, 2018 from 8.6% for the nine months ended September 30, 2017. The increase in gross margin was primarily due to improvements in efficiency compared to the prior year, which was significantly impacted by write-downs on three projects. Gross margin also benefited from $2.3 million in estimate changes on certain contracts associated with the acquisition of the Huen Companies. These changes of estimates are subject to margin guarantees and represent potential contingent consideration for which an offset is recognized in other expense. These margin improvements were partially offset by a write-down on a project due to inclement weather, lower productivity and ongoing negotiations relating to a contract termination. Changes in estimates of gross profit on certain projects, including certain of those discussed above and excluding estimate changes on our recent acquisition noted above, resulted in a gross margin decrease of 0.4% for the nine months ended September 30, 2018. Gross margin decreased 0.7% due to changes in estimates of gross profit on certain projects for the nine months ended September 30, 2017.

Gross profit. Gross profit increased $31.6 million, or 35.8%, to $119.7 million for the nine months ended September 30, 2018 from $88.1 million for the nine months ended September 30, 2017, due to higher revenues and increased margins.

Selling, general and administrative expenses. SG&A of $88.7 million for the nine months ended September 30, 2018 increased $14.1 million from $74.6 million for the nine months ended September 30, 2017. The year-over-year increase was primarily due to higher bonus and profit sharing costs, the acquisition of the Huen Companies and higher employee related expenses to support operations. As a percentage of revenues, SG&A increased to 8.2% for the nine months ended September 30, 2018 from 7.2% for the nine months ended September 30, 2017.

Gain on sale of property and equipment. Gains from the sale of property and equipment in the nine months ended September 30, 2018 were $2.9 million compared to $2.6 million in the nine months ended September 30, 2017. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $2.5 million for the nine months ended September 30, 2018 compared to $1.8 million for the nine months ended September 30, 2017. This increase was primarily attributable to increased borrowing related to the acquisition of the Huen Companies and an increase in our weighted average interest rate during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Other (expense) income. Other expense was $2.0 million for the nine months ended September 30, 2018 compared to other income of $0.2 million for the nine months ended September 30, 2017. The change was primarily attributable to contingent consideration related to margin guarantees on certain contracts associated with the acquisition of the Huen Companies recognized in the nine months ended September 30, 2018.

Income tax expense. The income tax provision was $7.9 million for the nine months ended September 30, 2018 with an effective tax rate of 28.0%, compared to a provision of $6.4 million for the nine months ended September 30, 2017 with an effective tax rate of 45.6%. The decrease in the tax rate in the nine months ended September 30, 2018 was primarily caused by the enactment of the United States Tax Cuts and Jobs Act in 2017. Our inability to utilize losses experienced in certain Canadian operations negatively impacted the effective tax rate in the nine months ended September 30, 2018 and 2017. The tax rate in the nine months ended September 30, 2017 benefited from excess tax benefits pertaining to the vesting of stock awards and the exercise of stock options.

Net income. Net income increased to $20.4 million for the nine months ended September 30, 2018 from $7.6 million for the nine months ended September 30, 2017. The increase was primarily for the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Nine months ended September 30,
	2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$635,842	58.6%	$651,498	63.3%
Commercial & Industrial	448,982	41.4	378,318	36.7
Total	$1,084,824	100.0%	$1,029,816	100.0%
Operating income (loss):
Transmission & Distribution	$38,494	6.1%	$22,467	3.4%
Commercial & Industrial	25,198	5.6%	19,668	5.2%
Total	63,692	5.9%	42,135	4.1%
Corporate	(30,791)	(2.9)	(26,633)	(2.6)
Consolidated	$32,901	3.0%	$15,502	1.5%

Transmission & Distribution

Revenues for our T&D segment for the nine months ended September 30, 2018 were $635.8 million compared to $651.5 million for the nine months ended September 30, 2017, a decrease of $15.7 million, or 2.4%. The decrease in revenue was primarily due to lower revenue from large transmission projects partially offset by an increase in distribution revenues.

Revenues from transmission projects represented 59.4% and 70.0% of T&D segment revenue for the nine months ended September 30, 2018 and 2017, respectively. Additionally, for the nine months ended September 30, 2018, measured by revenue in our T&D segment, we provided 37.5% of our T&D services under fixed-price contracts, as compared to 30.0% for the nine months ended September 30, 2017.

Operating income for our T&D segment for the nine months ended September 30, 2018 was $38.5 million, an increase of $16.0 million from the nine months ended September 30, 2017. The increase in T&D operating income was primarily due to improvements in efficiency from the prior year, which was significantly impacted by write-downs on three projects. This margin improvement was partially offset by a write-down on a project due to inclement weather, lower productivity and ongoing negotiations relating to a contract termination. As a percentage of revenues, operating income for our T&D segment was 6.1% for the nine months ended September 30, 2018 compared to 3.4% for the nine months ended September 30, 2017.

Commercial & Industrial

Revenues for our C&I segment for the nine months ended September 30, 2018 were $449.0 million compared to $378.3 million for the nine months ended September 30, 2017, an increase of $70.7 million, or 18.7%, primarily due to the acquisition of the Huen Companies, increased spending from new and existing customers and increased volume at certain organic expansion locations.

Measured by revenue in our C&I segment, we provided 69.5% of our services under fixed-price contracts for the nine months ended September 30, 2018, compared to 58.1% in the nine months ended September 30, 2017.

Operating income for our C&I segment for the nine months ended September 30, 2018 was $25.2 million, an increase of $5.5 million over the nine months ended September 30, 2017. The year-over-year increase in operating income was primarily attributable to higher revenue, and improved margins. As a percentage of revenues, operating income for our C&I segment was 5.6% for the nine months ended September 30, 2018 compared to 5.2% for the nine months ended September 30, 2017.

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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017

Net income	$7,957	$5,145	$20,436	$7,575
Add:
Interest expense, net	1,001	685	2,505	1,789
Income tax expense	2,885	4,177	7,940	6,350
Depreciation & amortization	10,304	10,046	29,130	29,499
EBITDA	$22,147	$20,053	$60,011	$45,213

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

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017

Provided By (Used In) Operating Activities:
Net cash flows provided by (used in) operating activities	$13,403	$(40,970)	$58,669	$(21,790)
Add/(subtract):
Changes in operating assets and liabilities	5,418	57,813	(8,453)	60,552
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities	(10,864)	(11,698)	(29,780)	(31,187)
Depreciation & amortization	10,304	10,046	29,130	29,499
Provision for income taxes	2,885	4,177	7,940	6,350
Interest expense, net	1,001	685	2,505	1,789
EBITDA	$22,147	$20,053	$60,011	$45,213

Liquidity and Capital Resources

As of September 30, 2018, we had working capital of $174.7 million. We define working capital as current assets less current liabilities. During the nine months ended September 30, 2018, operating activities of our business provided net cash of $58.7 million, compared to $21.8 million of cash used for the nine months ended September 30, 2017. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The $80.5 million of incremental cash provided by operating activities compared to last year was primarily due to favorable net changes in operating assets and liabilities of $69.0 million and an increase of $12.9 million in net income. The favorable change in operating assets and liabilities was primarily due to the net favorable year-over-year increases in various working capital accounts that relate primarily to construction activities (accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts), of $44.1 million and a favorable change of $24.5 million in other liabilities. The increase in cash provided by other liabilities was due to the timing of wage and employment taxes and higher bonus and profit sharing accruals.

In the nine months ended September 30, 2018, we used net cash in investing activities of $83.3 million, consisting of $47.1 million to acquire the Huen Companies and $39.7 million for capital expenditures, partially offset by $3.5 million of proceeds from the sale of equipment.

In the nine months ended September 30, 2018, financing activities provided net cash of $19.5 million, consisting primarily of $24.9 million of borrowings on equipment notes, an increase in other financing activities of $9.1 million primarily due to outstanding checks in excess of our bank balance and $1.9 million of proceeds from the exercise of stock options. These favorable cash changes were partially offset by $14.6 million of repayments under our revolving line of credit and $1.0 million of share repurchases, all of which represented shares surrendered to satisfy tax obligations under our stock compensation programs during the nine months ended September 30, 2018.

We anticipate that our borrowing availability of $164.4 million at September 30, 2018 under the credit facility and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, and share repurchases. Although we believe that we have adequate cash and borrowing capacity to meet our liquidity needs, any large projects or acquisitions may require additional capital.

We have not historically paid dividends and currently do not expect to pay dividends.

Debt Instruments

Credit Agreement

On June 30, 2016, we entered into a five-year amended and restated Credit Agreement, as amended from time to time, with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A. On September 28, 2018 we amended the Credit Agreement. This amendment, among other things, reduces the amount available to be used for letters of credit. The Credit Agreement provides for a facility of $250 million (the “Facility”) that may be used for revolving loans of which $150 million may be used for letters of credit. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $50 million. We have an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $100 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of our assets and the assets of our domestic subsidiaries and by a pledge of substantially all of the capital stock of our domestic subsidiaries and 65% of the capital stock of our direct foreign subsidiaries. Additionally, subject to certain exceptions, our domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement were used to refinance existing debt and are expected to be used for working capital, capital expenditures, acquisitions, stock repurchases and other general corporate purposes.

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

Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, we may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase, if given effect, shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters. We were in compliance with all of the covenants under the Credit Agreement as of September 30, 2018.

As of September 30, 2018, we had $64.4 million of debt outstanding under the Facility and irrevocable standby letters of credit outstanding of approximately $21.2 million. As of December 31, 2017, we had $79.0 million of debt outstanding under the Facility and irrevocable standby letters of credit outstanding of approximately $20.9 million.

Equipment Notes

On September 28, 2018, we entered into a Master Equipment Loan and Security Agreement (the “Master Loan Agreement”) with Banc of America Leasing & Capital, LLC (“BofA”). The Master Loan Agreement may be used for financing of equipment between us and BofA pursuant to one or more "Equipment Notes". Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation of the Company.

On September 28, 2018, we executed two Equipment Notes that are collateralized by equipment and vehicles owned by us. The outstanding balance of these Equipment Notes was $24.9 million as of September 30, 2018.

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

For a discussion regarding off-balance sheet transactions, refer to Note 8–Commitments and Contingencies in the accompanying notes to our Consolidated Financial Statements.

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2018 and 2017, none of our customers individually exceeded 10.0% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

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

These risks, contingencies and uncertainties include, but are not limited to, the following:

•	Our operating results may vary significantly from period to period.

•	Our industry is highly competitive. Increased competition can place downward pressure on contract prices and profit margins and may limit the number of projects that we are awarded.

•	We may be unsuccessful in generating internal growth, which could impact the projects available to the Company.

•	Negative economic and market conditions, as well as regulatory and environmental requirements, may adversely impact our customers’ future spending and, as a result, our operations and growth.

•	Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of penalties, including liquidated damages.

•	Our revenues may be exposed to potential risk if a project is terminated or canceled, if our customers encounter financial difficulties or if we encounter disputes with our customers.

•	Our business is labor intensive and we may be unable to attract and retain qualified employees.

•	The timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results.

•	We may incur liabilities and suffer negative financial or reputational impacts relating to occupational health and safety matters.

•	Backlog may not be realized or may not result in profits and may not accurately represent future revenue.

•	Our business growth could outpace the capability of our internal resources and limit our ability to support growth.

•	Our dependence on suppliers, subcontractors and equipment manufacturers could expose us to the risk of loss in our operations.

•	Our participation in joint ventures and other projects with third parties may expose us to liability for failures of our partners.

•	Legislative or regulatory actions relating to electricity transmission and renewable energy may impact demand for our services.

•	Our use of percentage-of-completion accounting could result in a reduction or reversal of previously recognized profits.

•	Our actual costs may be greater than expected in performing our fixed-price and unit-price contracts.

•	Our financial results are based upon estimates and assumptions that may differ from actual results.

•	The loss of a key customer could have an adverse effect on us.

•	Our failure to comply with environmental and other laws and regulations could result in significant liabilities.

•	Unavailability or cancellation of third party insurance coverage would increase our overall risk exposure and could disrupt our operations.

•	We extend trade credit to customers for purchases of our services, and may have difficulty collecting receivables from them.

•	We may not be able to compete for, or work on, certain projects if we are not able to obtain the necessary bonds, letters of credit, bank guarantees or other financial assurances.

•	Inability to hire or retain key personnel could disrupt our business.

•	Our business may be affected by seasonal and other variations, including severe weather conditions and the nature of our work environment.

•	We may fail to execute or integrate acquisitions or joint ventures successfully.

•	Work stoppages or other labor issues with our unionized workforce could adversely affect our business.

•	Multi-employer pension plan obligations related to our unionized workforce could adversely impact our earnings.

•	We may not have access in the future to sufficient funding to finance desired growth and operations.

•	We, or our business partners, may be subject to failures, interruptions or breaches of information technology systems, which could affect our operations or our competitive position, expose sensitive information, or damage our reputation.

•	Our stock has experienced significant price and volume fluctuations and future sales of our common stock could lead to dilution of our issued and outstanding common stock.

•	Our operations are subject to a number of operational risks which may result in unexpected costs or liabilities.

•	Opportunities associated with government contracts could lead to increased governmental regulation applicable to us.

•	Changes in our interpretation of tax laws could impact the determination of our income tax liabilities for a tax year.

•	Risks associated with operating in the Canadian market could restrict our ability to expand and harm our business and prospects.

•	Our failure to comply with the laws applicable to our Canadian activities, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, could have an adverse effect on us.

•	The nature of our business exposes us to potential liability for warranty claims and faulty engineering, which may reduce our profitability.

•	Our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur. Internal controls over financial reporting and disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objective will be met.

•	An increase in the prices of certain materials and commodities used in our business could adversely affect our business.

•	Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

•	Certain provisions in our organizational documents and Delaware law could delay or prevent a change in control of our company.

•	We are subject to risks associated with climate change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2018, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the nine months ended September 30, 2018 and 2017, including instruments for trading, hedging or speculating on changes in interest rates or commodity prices of materials used in our business.

As of September 30, 2018, we had $64.4 million of debt outstanding under the Facility. Borrowings under the Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If the prime rate, federal funds rate or LIBOR increased, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. If market rates of interest on all our revolving debt as of September 30, 2018, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.6 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of September 30, 2018, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by the same amount.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For further discussion regarding legal proceedings, please refer to Note 8–Commitments and Contingencies—Litigation and Other Legal Matters in the accompanying notes to our Consolidated Financial Statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances of Common Stock. On July 26, 2018, 271 unregistered shares of our common stock, valued at $9,997, were issued to a director of the Company who elected to receive a portion of his director retainer fee in stock in lieu of cash. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Purchases of Common Stock. The following table includes all of the Company’s repurchases of common stock for the periods shown, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Repurchased shares are retired and returned to authorized but unissued common stock.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)

July 1, 2018 - July 31, 2018	—	$—	—	$19,268,482
August 1, 2018 - August 31, 2018	2,002	$35.93	—	$19,268,482
September 1, 2018 - September 30, 2018	577	$34.77	—	$19,268,482
Total	2,579	$35.67	—

(1)	This column includes all repurchases of common stock, including stock repurchased under announced repurchase programs and stock repurchased outside such programs. Outside of the repurchase program, the Company repurchased 2,579 shares of its common stock to satisfy tax obligations on the vesting of restricted stock under the 2007 Long-Term Incentive Plan (as amended).

(2)	On July 26, 2018, the Company’s Board of Directors approved a new $20.0 million share repurchase program that began when the previous share repurchase program expired. The new share repurchase program will expire on August 15, 2019, or when the authorized funds are exhausted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

10.1	Amendment No. 1 to Amended and Restated Credit Agreement, dated September 28, 2018†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Filed herewith
*	Electronically filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC.
(Registrant)

October 31, 2018	/s/ BETTY R. JOHNSON
Betty R. Johnson
Senior Vice President, Chief Financial Officer and Treasurer

