Form 10-K
period 2018-12-31
MYR GROUP INC.
filed 2019-03-06
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the outstanding common equity held by non-affiliates of the registrant was approximately $485.7 million, based upon the closing sale price of the common stock on such date as reported by the Nasdaq Global Market (for purposes of calculating this amount, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the registrant have been deemed affiliates).

As of March 1, 2019 there were 16,599,744 shares of the registrant’s $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with its 2019 annual meeting of stockholders to be held on April 25, 2019, are incorporated into Part III hereof.

MYR GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us,” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

i

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “likely,” “unlikely,” “possible,” “potential,” “should” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict, and many of which are beyond our control. These and other important factors, including those discussed in Item 1A — “Risk Factors” of this report, and in any risk factors or cautionary statements contained in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

ii

PART I

Item 1.	Business

General

We are a holding company of specialty electrical construction service providers that was established in 1995 through the merger of long-standing specialty contractors. Through our subsidiaries, we serve the electric utility infrastructure, commercial and industrial construction markets. Our operations are currently conducted through wholly owned subsidiaries, including: The L. E. Myers Co.; Harlan Electric Company; Great Southwestern Construction, Inc.; Sturgeon Electric Company, Inc.; MYR Transmission Services, Inc.; E.S. Boulos Company; Western Pacific Enterprises Ltd.; High Country Line Construction, Inc.; MYR Transmission Services Canada, Ltd.; Northern Transmission Services, Ltd.; Sturgeon Electric California, LLC; GSW Integrated Services, LLC and Huen Electric, Inc. We primarily provide electrical construction services through a network of local offices located throughout the United States and western Canada. We provide a broad range of services, including design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair.

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

Transmission and Distribution segment  We have operated in the T&D industry since 1891. We are one of the largest U.S. contractors servicing the T&D sector of the electric utility industry. We provide a broad range of services on electric transmission and distribution networks and substation facilities, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair, to customers in the electric utility industry throughout the United States and western Canada. Our T&D services include the construction and maintenance of high voltage transmission lines, substations, lower voltage underground and overhead distribution systems, renewable power facilities and limited gas construction services. We also provide emergency restoration services in response to hurricane, ice or other storm-related damage.

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

Commercial and Industrial segment  We have provided electrical contracting services for C&I construction since 1912. Our C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, the installation of traffic networks and the installation of bridge, roadway and tunnel lighting in the United States and western Canada. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems.

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

Customers

Our T&D customers include many of the leading companies in the electric utility industry. These customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. Our C&I customer base includes general contractors, commercial and industrial facility owners, local governments and developers.

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

For the years ended December 31, 2018, 2017 and 2016, our top 10 customers accounted for 32.9%, 40.4%, and 46.4%, of our revenues, respectively. For the years ended December 31, 2018 and 2016, no single customer accounted for more than 10.0% of annual revenues. For the year ended December 31, 2017, one T&D customer accounted for 10.7% of our revenues.

For the years ended December 31, 2018, 2017 and 2016, revenues derived from T&D customers accounted for 58.3%, 62.7% and 71.7% of our total revenues, respectively, and revenues derived from C&I customers accounted for 41.7%, 37.3% and 28.3% of our total revenues, respectively.

Types of Service Arrangements and Bidding Process

We enter into contracts principally through a competitive bid process. Our typical construction project begins with the preparation and submission of a bid to a customer. If selected as the successful bidder, we generally enter into a contract with the customer that provides for payment upon completion of specified work or units of work as identified in the contract. Although there is considerable variation in the terms of the contracts we undertake, our contracts are primarily structured as:

•	fixed-price agreements, under which we agree to perform the entire project for a fixed amount;
•	unit-price agreements, under which we agree to perform the work at a fixed price per unit of work as specified in the agreement;
•	time-and-equipment and time-and-materials contracts, under which we agree to perform the work at negotiated hourly billing rates for labor and equipment and for other expenses, including materials, as incurred at rates agreed to in the contract; and
•	cost-plus contracts, where we are paid for our costs plus a negotiated margin.

On occasion, time-and-equipment, time-and-materials, cost-plus and shared savings contracts require us to include a guaranteed not-to-exceed maximum price.

Fixed-price and unit-price contracts typically have higher potential margins; however, they hold a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have less margin upside, but generally have a lower risk of cost overruns. Work in our T&D segment is generally completed under fixed-price, time-and-materials, time-and-equipment, unit-price and cost-plus agreements. Work in our C&I segment is typically performed under fixed-price, time-and-materials, cost-plus, and unit-price agreements. Fixed-price contracts accounted for 53.2% of total revenue for the year ended December 31, 2018, including 40.5% of our total revenue for our T&D segment and 71.0% of our total revenue for our C&I segment.

Our EPC contracts are typically fixed-price and may be entered into through joint ventures. We may act as the prime contractor for an EPC project where we perform the procurement and construction functions but use a subcontractor to perform the engineering component, or we may use a subcontractor for both engineering and procurement functions. We may also act as a subcontractor on an EPC project to an engineering firm or general contractor. When acting as a subcontractor for an EPC project, we typically provide construction services only, although we may also perform both the construction and procurement functions.

Our T&D segment also provides services under MSAs that cover maintenance, upgrade and extension services, as well as new construction. Work performed under MSAs is typically billed on a unit-price, time-and-materials or time-and-equipment basis. MSAs are typically one to three years in duration; however, most of our contracts, including MSAs, may be terminated by our customers on short notice, typically 30 to 90 days, even if we are not in default under the contract. Under MSAs, customers generally agree to contract with us for certain services in a specified geographic region. A majority of our MSAs do not include obligations to assign specific volumes of work to us nor do they grant us exclusivity, although in some cases certain work under the MSA may be subject to our right of first refusal. Many of our contracts, including MSAs, are open to public bid at expiration and generally attract numerous bidders.

A portion of the work we perform requires financial assurances in the form of performance and payment bonds, letters of credit or other guarantees at the time of execution of the contract. Many of our contracts include retention provisions of up to 10%, which are generally withheld from each progress payment as retainage until the contract work has been completed and approved.

Materials

In many cases, our T&D customers are responsible for supplying materials on projects; however, under certain contracts, we may agree to provide all or a portion of the required materials. For our C&I contracts, we usually procure the necessary materials and supplies. We are not dependent on specific suppliers for materials or supplies.

Subcontracting

We are the prime contractor for the majority of our T&D projects, however, we occasionally perform work as a subcontractor, and we may elect to do so from time-to-time on larger projects in order to manage our execution risk. We are a subcontractor to a general contractor for the majority of our C&I projects, but may contract directly with facility owners. We may utilize subcontractors to perform portions of our contracts and to manage workflow, particularly for design, engineering, and procurement under both segments.

We often work with subcontractors who are sole proprietorships or small business entities. Subcontractors normally provide their own employees, vehicles, tools and insurance coverages. We are not dependent on any single subcontractor. Our contracts with subcontractors often contain provisions limiting our obligation to pay the subcontractor if our client has not paid us. We hold our subcontractors responsible for their work or delays in their performance. On larger projects, we may require performance and payment bonding from subcontractors, where we deem appropriate, based on the risk involved. When we perform work as a subcontractor we are often only paid after the general or prime contractor is paid.

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

T&D Competition

Our T&D segment competes with a number of companies in the local market where we operate, ranging from small local independent companies to large national firms. There are many national or large regional firms that compete with us for T&D contracts including, among others, Asplundh Construction Corp., Davis H. Elliot Company, Inc., Henkels & McCoy, Inc., MasTec, Inc., MDU Resources Group, Inc., Michels Corporation, Pike Corporation, Power Line Services, Inc., Primoris Services Corporation and Quanta Services, Inc.

There are a number of barriers to entry into the transmission markets, including the cost of equipment and tooling necessary to perform transmission work, the availability of qualified labor, the scope of typical transmission projects and the technical, managerial and supervisory skills necessary to complete the job. Larger transmission projects generally require specialized heavy duty equipment as well as strong financial resources to meet the cash flow, bonding, or letter of credit requirements of these projects. These factors sometimes reduce the number of potential competitors on these projects. The number of firms that generally compete for any one significant transmission infrastructure project varies greatly depending on a number of factors, including the size of the project, its location and the bidder qualification requirements imposed upon contractors by the customer. Some of our competitors restrict their operations to one geographic area, and others operate nationally and internationally.

Compared to the transmission markets, there are fewer significant barriers to entry into the distribution markets in which we operate. As a result, any organization that has adequate financial resources and access to technical expertise can compete for distribution projects. Instead of outsourcing, some of our T&D customers also employ personnel internally to perform similar types of distribution services that we provide.

C&I Competition

Our C&I segment predominately competes with a number of regional or local firms and also with subsidiaries of national firms. There are few significant barriers to entry in the C&I markets, and there are a number of small companies that compete for C&I business. The size, location and technical requirements of the project will impact which competitors and the number of competitors that we will encounter when bidding on any particular project.

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

Project Bonding Requirements and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We generally must reimburse the surety for any expenses or outlays it incurs. These bonds are typically issued at the face value of the contract awarded. As of December 31, 2018, we had approximately $221.3 million in original face amount of bonds outstanding for projects in our T&D segment and $393.6 million for projects in our C&I segment. Our estimated remaining cost to complete these bonded projects for both segments was approximately $324.7 million as of December 31, 2018. As of December 31, 2017, we had approximately $200.8 million in original face amount of bonds outstanding for projects in our T&D segment and $296.2 million for projects in our C&I segment. The ability to post bonds provides us with a competitive advantage over smaller or less financially secure competitors. We believe that the strength of our balance sheet, as well as our strong and long-standing relationship with our sureties, enhances our ability to obtain adequate financing and bonds.

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

Backlog

We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. A customer’s intention to award us work under a fixed-price contract is not included in backlog unless there is an actual award and contract to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of MSAs that typically have a one- to three-year duration from execution. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to generate in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Our backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between our backlog and remaining performance obligations is due to the portion of our MSAs that is excluded, under certain contract types, from our remaining performance obligations as these contracts can be canceled for convenience at any time by us or the customer without considerable cost incurred by the customer. Our estimated backlog also includes our proportionate share of unconsolidated joint venture contracts. Additional information related to our remaining performance obligations is provided in Note 3 — Revenue Recognition in the accompanying notes to our

Consolidated Financial Statements. See also “Item 1A. Risk Factors — Backlog may not be realized or may not result in profits and may not accurately represent future revenue.”

Certain projects that we undertake are not completed in one accounting period. Revenue on construction contracts is recognized over the contract term based on costs incurred under the cost-to-cost method. As the cost-to-cost method is driven by incurred cost, we calculate the percentage of completion by dividing costs incurred to date by the total estimated cost. The percentage of completion is then multiplied by estimated revenues to determine inception-to-date revenue. Revenue recognized for the period is the current inception-to-date recognized revenue less the prior period inception-to-date recognized revenue. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss is updated in subsequent reporting periods. Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts, and therefore, profit and revenue recognition. While our contracts typically include labor, equipment and indirect costs, the amount of subcontractor and material costs on any individual contract can vary considerably.

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

	Backlog at December 31, 2018
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total Backlog at December 31, 2017
T&D	$494,922	$19,698	$333,147
C&I	651,715	167,652	345,992
Total	$1,146,637	$187,350	$679,139

Changes in backlog from period to period are primarily the result of fluctuations in the timing of awards and revenue recognition of contracts. Our backlog as of December 31, 2018 included our proportionate share of unconsolidated joint venture backlog totaling $33.7 million.

Trade Names and Intellectual Property

We operate in the United States under a number of trade names, including The L. E. Myers Co.; Harlan Electric Company; Great Southwestern Construction, Inc.; Sturgeon Electric Company, Inc.; MYR Transmission Services, Inc.; E.S. Boulos Company; High Country Line Construction, Inc.; Sturgeon Electric California, LLC; GSW Integrated Services, LLC; and Huen Electric, Inc. We operate in Canada under the trade names MYR Transmission Services Canada, Ltd.; Northern Transmission Services, Ltd and Western Pacific Enterprises Ltd. We do not generally register our trade names, but instead rely on statutory and common law protection. While we consider our trade names to be valuable assets, we do not consider any single trade name to be of such material importance that its absence would cause a material disruption to our business. We also do not materially rely upon any patents, licenses or other intellectual property.

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

Our United States based fleet of equipment is managed by our centralized fleet management group. Our fleet is highly mobile, which gives us the ability to shift resources from region-to-region quickly and to effectively respond to customer needs or major weather events. Our centralized fleet management group is designed to enable us to optimize and maintain our equipment to achieve the highest equipment utilization, which helps to maintain a competitive position with respect to our equipment costs. We develop internal equipment rates which provide our business units with appropriate pricing levels to estimate their bids for new projects more accurately. We also involve our business units in prioritizing the use of our fleet assets. The fleet management group also manages the procurement and disposition of equipment and short-term rentals. All of these factors are critical in allowing us to operate efficiently and meet our customers’ needs. Equipment needs in Canada are managed by our Canadian operating subsidiaries.

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

We believe that we are in compliance with applicable regulatory requirements and we believe that we have all material licenses required to conduct our operations. Our failure to comply with applicable regulations could result in project delays, cost overruns, remediation costs, substantial fines and/or revocation of our operating licenses.

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

Although our revenues are primarily driven by spending patterns in our customers’ industries, our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, daylight hours, availability of system outages from utilities and holidays. For example, during the winter months, demand for our T&D work may be high, but our work can be delayed due to inclement weather. During the summer months, the demand for our T&D work may be affected by fewer available system outages, due to peak electrical demands caused by warmer weather, which limits our ability to perform electrical line service work. During the spring and fall months, the demand for our T&D work may increase due to improved weather and system availability; however, extended periods of rain and other severe weather can affect the deployment of our crews and the efficiency of our operations.

Employees

We seek to attract and retain highly qualified craft employees by providing a superior work environment through our emphasis on safety, our competitive compensation, and our high-quality fleet of equipment. The number of individuals we employ varies significantly throughout the year, typically with lower staffing levels at year end and through the winter months when fewer projects are active. The number of craft employees fluctuates depending on the number and size of projects at any particular time. As of December 31, 2018, we had approximately 5,500 employees, consisting of approximately 900 salaried employees, including executive officers, district managers, project managers, superintendents, estimators, office managers, and staff and clerical personnel, and approximately 4,600 craft employees. Approximately 88% of our craft employees are members of unions, with the majority being members of the International Brotherhood of Electrical Workers (“IBEW”), who are represented by many local unions under agreements with generally uniform terms and varying expiration dates. We generally are not direct parties to such local agreements, but instead these agreements are entered into by and between the IBEW local unions and the National Electrical Contractors Association (“NECA”), of which the majority of our subsidiaries are members. On occasion we also employ individuals who are members of other trade unions pursuant to multi-employer, multi-union project agreements.

Executive Officers

Name	Age on March 6, 2019	Position
Richard S. Swartz.	55	President and Chief Executive Officer
Betty R. Johnson	60	Senior Vice President, Chief Financial Officer and Treasurer
Tod M. Cooper	54	Senior Vice President, Chief Operating Officer T&D
William F. Fry	44	Vice President, Chief Legal Officer and Secretary
Jeffrey J. Waneka	57	Senior Vice President, Chief Operating Officer C&I

Richard S. Swartz, was appointed president and chief executive officer on January 1, 2017. Prior to his current role, he served as executive vice president and chief operating officer from September 2016 and as senior vice president and chief operating officer from May 2011 to September 2016. Mr. Swartz served as senior vice president from August 2009 to May 2011, and as a group vice president from 2004 to 2009. Prior to becoming a group vice president, Mr. Swartz served as vice president of our transmission & distribution central division from 2002 to 2004. Mr. Swartz has held a number of additional positions since he joined us in 1982, including project foreman, superintendent, project manager and district manager.

Betty R. Johnson joined us as senior vice president, chief financial officer and treasurer on October 19, 2015. Prior to joining us, Ms. Johnson served as the chief financial officer of Faith Technologies, Inc., a privately held electrical, engineering and technology systems contractor in 2015. From 2009 to 2014, Ms. Johnson served as the vice president of global finance and chief financial officer of Sloan Valve Company. Prior to this, Ms. Johnson was executive vice president and chief financial officer with Block and Company, Inc. from 2003 to 2009. From 1999 to 2003 she served as the vice president-operations/finance with Encompass Services Corporation. Ms. Johnson served as our controller from 1992 to 1998 and vice president and controller from 1998 to 1999. Ms. Johnson served as a member of our board of directors from 2007 until accepting her current position with us in 2015.

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

William F. Fry joined us as vice president, chief legal officer and secretary on January 21, 2019. Prior to joining us, Mr. Fry served as vice-president — legal for Team Inc., a specialty industrial service, engineering and manufacturing company from 2016. Mr. Fry was general counsel, secretary, vice-president & chief compliance officer of Furmanite Corporation, a provider of specialized technical services and product solutions, from 2012 to 2016, prior to its merger with Team Inc. Prior to joining Furmanite Corporation, Mr. Fry worked for American Tank & Vessel, Inc., a specialty engineering and construction company, in various roles since 2006, ultimately serving as their general counsel.

Jeffrey J. Waneka was appointed senior vice president and chief operating officer C&I on January 1, 2017. Prior to his current role, he served as president of our subsidiary company, Sturgeon Electric Company, Inc., since February 2015. Mr. Waneka served as group vice president, C&I from 2014 to 2015 and vice president, C&I from 2009 to 2014. Mr. Waneka has held a number of additional positions since joining the Company in 1991, including regional manager, director business development and district manager.

Website Access to Company Reports

Our website address is www.myrgroup.com. Our Annual Reports on Form 10-K, quarterly reports on Form 10 Q, current reports on Form 8 K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act will be available free of charge through our website as soon as reasonably possible after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10 K or incorporated into any other filings we make with the SEC.

Item 1A.	Risk Factors

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

Our industry is fragmented and we compete with other companies, ranging from small, independent firms servicing local markets to larger firms servicing regional, national and international markets. Relatively few barriers prevent entry into the C&I market and the distribution market. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors in those areas. Competition in the industry depends on a number of factors, including price of the construction services and the reputation for safety, quality and reliability of the contractor. Some of our competitors, including our competitors in the transmission market, may have lower labor and overhead cost structures and, therefore, may be able to provide their services at lower prices than ours. In addition, some of our competitors may have greater financial, technological and human resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the markets we serve or maintain our customer base at current levels. We also may face competition from in-house service organizations of our existing or prospective customers. Electric utility companies often employ personnel to internally perform some of the same types of services we do. If we are unable to compete successfully in our markets, our operating results could be adversely affected.

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

Our ability to maintain our productivity and our operating results may be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced shortages of certain types of qualified personnel, such as linemen, field supervisors, project managers and engineers, in certain regions. In addition, our projects are sometimes located in remote areas, which can make recruitment and deployment of our employees challenging. During periods with large volumes of storm restoration services work, linemen are frequently recruited across geographic regions to satisfy demand. Many linemen are willing to travel to earn premium wages for such work, which from time-to-time makes it difficult for us to retain these workers for ongoing projects when storm conditions persist. The supply of experienced linemen, field supervisors, project managers, engineers and other skilled workers may not be sufficient to meet current or expected demand. The commencement of new, large-scale infrastructure projects or increased demand for infrastructure improvements, as well as the shrinking electric utility workforce, may reduce the pool of skilled workers available to us. Labor shortages could impair our ability to maintain our business or grow our revenues. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses.

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

During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, environmental liabilities, multiemployer pension plan withdrawal liabilities, punitive damages, consequential damages, and civil penalties or other losses or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, and, in some instances, we may be allocated risk through our contract terms for actions by our customers, subcontractors or other third parties. Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we have been and may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause of such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage, personal injury or system failure. Insurance coverage may not be available or may be insufficient for these lawsuits, claims or legal proceedings. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention from our business. Payments of significant amounts, even if reserved, could materially and adversely affect our business, reputation, financial condition, results of operations and cash flows.

We may incur liabilities and suffer negative financial or reputational impacts relating to occupational health and safety matters.

Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk, and there can be no assurance that we will avoid significant liability exposure. Our business is subject to numerous safety risks, including electrocutions, fires, explosions, mechanical failures, weather-related incidents, transportation accidents and damage to equipment. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large monetary claims and, in extreme cases, criminal liability. Members of our workforce have suffered serious injuries or fatalities in the past and may suffer additional serious injuries or fatalities in the future. Monetary claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities. In addition, we have in the past, and we may in the future, be subject to criminal penalties relating to occupational health and safety violations, which have resulted in and could in the future result in substantial costs and liabilities. Any of the foregoing could result in financial loss, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Our inability to successfully execute our acquisition strategy may have an adverse impact on our growth strategy.

Our business strategy includes expanding our presence in the industries we serve through strategic acquisitions of companies that complement or enhance our business. The number of acquisition targets that meet our criteria may be limited. We may also face competition for acquisition opportunities, and other potential acquirers may offer more favorable terms or have greater financial resources available for potential acquisitions. This competition may further limit our acquisition opportunities and our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive, or possibly not accretive, to us. Failure to consummate future acquisitions could negatively affect our growth strategies. Additionally, the acquisitions we complete may involve significant cash expenditures, the incurrence or assumption of debt or burdensome regulatory requirements, and any acquisition may ultimately have a negative impact on our business, financial condition, results of operations and cash flows.

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

As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results from Operations — Critical Accounting Policies” and in the notes to our Financial Statements, a significant portion of our revenues is recognized over the contract term based on costs incurred under the cost-to-cost method. This method is used because management believes cost incurred best represent the amount of work completed and remaining on our projects, and is the most common basis for computing percentage of completion in our industry. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. In addition, we record adjustments to estimated costs of contracts when we believe the change in estimate is probable and the amounts can be reasonably estimated. These adjustments could result in both increases and decreases in profit margins. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings.

Our insurance coverage will not fully indemnify us against certain claims or losses. Further, our insurance has limits and exclusions and not all losses or claims are insured.

We perform work in hazardous environments and our employees are exposed to a number of hazards. Incidents can occur, regardless of fault, that may be catastrophic and adversely impact our employees and third parties by causing serious personal injury, loss of life, damage to property, wildfires or the environment, and interruption of operations. Our contracts may require us to indemnify our customers, project owners and others for injury, damage or loss arising out of our presence at our customers’ location, regardless of fault, or the performance of our work and provide for warranties for materials and workmanship. We may also be required to name the customer and others as an additional insured under our insurance policies. We maintain limited insurance coverage against these and other risks associated with our business. This insurance may not protect us against liability for certain events, including events involving pollution, professional liability, losses resulting from business interruption or acts of terrorism or damages from breach of contract by us. We cannot guarantee that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, in the future, we cannot assure that we will be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages caused by our services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our results of operations, financial position or cash flows.

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

In preparing our financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”), estimates and assumptions are used by management in determining the reported amounts of assets and liabilities, revenues and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated. In some cases, these estimates are particularly difficult to determine, and we must exercise significant judgment.

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

Our customer base is highly concentrated, with our top ten customers accounting for 32.9% of our revenue. Much of our success depends on developing and maintaining relationships with our major customers. Our revenue could significantly decline if we lose one or more of our significant customers. In addition, revenues generated from contracts with significant customers may vary from period-to-period depending on the timing and volume of work ordered by such customers in a given period and as a result of competition from the in-house service organizations of our customers.

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

Legislative and regulatory proposals to address greenhouse gas emissions could result in a variety of regulatory programs, additional charges to fund energy efficiency activities, or other regulatory actions. Any of these actions could result in increased costs associated with our operations and impact the prices we charge our customers. If new regulations are adopted regulating greenhouse gas emissions from mobile sources such as cars and trucks, we could experience a significant increase in environmental compliance costs in light of our large fleet. In addition, if our operations are perceived to result in high greenhouse gas emissions, our reputation could suffer.

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

Many of our contracts require that we provide security to our customers for the performance of their projects in the form of bonds, letters of credit, bank guarantees or other financial assurances. Current or future market conditions, including losses incurred in the construction industry or as a result of large corporate bankruptcies, as well as changes in our sureties’ assessment of our operating and financial risk, could cause our surety providers and lenders to decline to issue or renew, or substantially reduce the amount of, bid or performance bonds for our work and could increase our costs associated with collateral. These actions could be taken on short notice. If our surety providers or lenders were to limit or eliminate our access to bonding, letters of credit or guarantees, our alternatives would include seeking capacity from other sureties and lenders, finding more business that does not require bonds or allows for other forms of collateral for project performance, such as cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all, which could affect our ability to bid for or work on future projects requiring financial assurances.

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

As of December 31, 2018, approximately 88% of our craft labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages could adversely impact our relationships with our customers and could cause us to lose business, resulting in decreased revenues.

Failure to obtain permitting, right-of-way access and other tactical considerations prior to the commencement of work could delay the commencement of work on projects or cause modifications of work plans, potentially resulting in lower margins.

We generally plan for certain up-front time and other costs to obtain required permitting and right-of-way access and for other tactical challenges prior to the commencement of work on our projects. Delays in obtaining, or the inability to obtain, permits or right-of-way access, could negatively impact our margins due to additional cost and unabsorbed overhead resulting from undeployed staff and equipment. Additionally, we may encounter unexpected tactical issues on the site which could lead to unanticipated costs and delays, which we may not be able to recover from our customers.

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

Our results of operations could be adversely affected as a result of asset impairments

Our results of operations and financial condition could be adversely affected by impairments to goodwill, other intangible assets, receivables, long-lived assets or investments. For example, when we acquire a business, we record goodwill in an amount equal to the amount we paid for the business minus the fair value of the net tangible assets and other intangible assets of the acquired business. Goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment. For additional description on this impairment testing, please read Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — “Goodwill and Intangibles”. Any future impairments, including impairments of goodwill, intangible assets, long-lived assets or investments, could have a material adverse effect on our financial condition and results of operations for the period in which the impairment is recognized.

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

We, or our business partners, may be subject to failures, interruptions or breaches of information technology systems, which could affect our operations or our competitive position, expose sensitive information or damage our reputation.

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

In addition, borrowing under our revolving credit facility may use London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness.

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

Our principal executive offices are located at 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008, the lease term of which expires on April 30, 2023. In addition to our executive offices, our corporate accounting and finance departments, corporate information technology department and certain legal and other personnel are located at this office. As of December 31, 2018, we owned 15 operating facilities and leased many other properties in various locations throughout our service territory. Most of our properties are used as offices or for fleet operations. We believe that our facilities are adequate for our current operating needs. We do not believe that any owned or leased facility is material to our operations and, if necessary, we could obtain replacement facilities for our leased facilities.

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

Holders of Record

As of March 1, 2019, we had 10 holders of record of our common stock.

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

Issuances of Common Stock.

On October 25, 2018, a total of 687 unregistered shares of our common stock, valued at $21,977, were issued to directors of the Company who elected to receive a portion of their director retainer fee in stock in lieu of cash. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Purchases of Common Stock.

We did not purchase any shares of common stock in October, November or December of 2018.

Performance Graph

The following Performance Graph and related information shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares, for the period from December 31, 2013 to December 31, 2018, the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index (the “S&P 500 Index”), the Russell 2000 Index, and a peer group index selected by our management that includes fourteen publicly traded companies within our industry (the “Peer Group”). The comparison assumes that $100 was invested on December 31, 2013 and further assumes any dividends were reinvested quarterly. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

The companies in the Peer Group were selected because they comprise a broad group of publicly traded companies, each of which has some operations similar to ours. When taken as a whole, the Peer Group more closely resembles our total business than any individual company in the group while reducing the impact of a significant change in any one of the Peer Group company’s stock price. We removed Willbros Group, Inc. and TRC Companies, Inc. from our Peer Group because they are no longer publicly traded. The Peer Group is composed of the following companies:

Aegion Corporation	EMCOR Group*	Matrix Service Company
Astec Industries, Inc.	Granite Construction Incorporated	Primoris Services Corporation*
Comfort Systems USA, Inc.	IES Holdings, Inc.	Quanta Services, Inc.*
Dycom Industries, Inc.	MasTec, Inc.*	Tetra Tech, Inc.

*	Considered our core group of peers with a more significant portion of operations being similar to ours than the overall group. Graph presents entire Peer Group.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
MYR Group Inc.	100.00	109.25	82.18	150.24	142.46	112.32
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
Peer Group	100.00	92.52	92.29	137.84	160.41	121.46

Item 6.	Selected Financial Data

The following table sets forth certain summary financial information on a historical basis. The summary statement of operations and the balance sheet data set forth below have been derived from our audited Financial Statements and footnotes thereto included elsewhere in this filing or in prior filings. Our Financial Statements have been prepared in accordance with GAAP. Historical results are not necessarily indicative of the results we expect in the future and quarterly results are not necessarily indicative of the results of any future quarter or any full-year period. The information below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results from Operations” and the Financial Statements and notes thereto included in this Annual Report on Form 10-K.

Statement of operations data:

	For the year ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Contract revenues	$1,531,169	$1,403,317	$1,142,487	$1,061,681	$943,967
Contract costs	1,364,109	1,278,313	1,007,764	939,340	811,553
Gross profit	167,060	125,004	134,723	122,341	132,414
Selling, general and administrative expenses	118,737	98,611	96,424	79,186	73,818
Amortization of intangible assets	1,843	499	886	571	334
Gain on sale of property and equipment	(3,832)	(3,664)	(1,341)	(2,257)	(142)
Income from operations	50,312	29,558	38,754	44,841	58,404
Other income (expense):
Interest income	24	4	5	25	106
Interest expense	(3,652)	(2,603)	(1,299)	(741)	(722)
Other income (expense), net	(3,616)	(2,319)	885	174	162
Income before provision for income taxes	43,068	24,640	38,345	44,299	57,950
Income tax expense(1)	11,774	3,486	16,914	16,997	21,406
Net income	31,294	21,154	21,431	27,302	36,544
Less: net income – noncontrolling interests	207	—	—	—	—
Net income attributable to MYR Group Inc.	$31,087	$21,154	$21,431	$27,302	$36,544
Income per common share attributable to MYR Group Inc.:
– Basic	$1.89	$1.30	$1.25	$1.33	$1.73
– Diluted	$1.87	$1.28	$1.23	$1.30	$1.69
Weighted average number of common shares and potential common shares outstanding:
– Basic	16,441	16,273	17,109	20,577	20,922
– Diluted	16,585	16,496	17,461	21,038	21,466

Balance sheet data:

	As of December 31,
(in thousands)	2018	2017	2016	2015	2014
Cash and cash equivalents	$7,507	$5,343	$23,846	$39,797	$77,636
Working capital(2)	191,829	191,172	146,677	123,630	141,913
Total assets	748,755	603,788	573,495	524,925	520,086
Total debt	89,792	78,960	59,070	—	—
Total liabilities	424,291	316,749	310,321	195,045	197,553
Stockholders’ equity attributable to MYR Group Inc.	322,984	287,039	263,174	329,880	322,553

Other Data: (Unaudited)

	For the year ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Net cash flows provided by (used in) operating activities	$84,789	$(9,198)	$54,490	$43,000	$54,976
Net cash flows used in investing activities	(93,203)	(26,501)	(34,128)	(56,928)	(38,725)
Net cash flows provided by (used in) financing activities	10,642	16,889	(35,539)	(23,911)	(15,069)
Depreciation and amortization(3)	39,913	38,576	39,122	38,029	33,423
Capital expenditures	50,704	30,843	25,371	46,599	39,045
Backlog(4)	1,146,637	679,139	688,832	450,934	433,641
EBITDA(5)	$86,609	$65,815	$78,761	$83,044	$91,989

(1)	The 2017 Tax Act (“Tax Act”), among its many provisions, reduced the federal statutory tax rate from 35% to 21%. The Company applied the new provisions to its tax assets and liabilities in 2017, which resulted in a net reduction of income tax expense. Income tax expense in the years after 2017 benefited from the lower federal statutory tax rate and other provisions of the Tax Act. See further discussion in Note 10 — Income Taxes to our Financial Statements.
(2)	Working capital is a non-GAAP measure. The Company defines working capital as total current assets less total current liabilities. Certain adjustments were made to working capital beginning in 2016 that are not reflected in the prior periods.
(3)	Depreciation and amortization includes depreciation on capital assets, amortization of capital leases and amortization of finite-lived intangible assets.
(4)	Backlog represents our estimated revenue on uncompleted contracts, including the amount of revenue on contracts on which work has not begun, minus the revenue we have recognized under such contracts. See “Item 1. Business — Backlog” for a discussion on how we calculate backlog for our business and “Item 1A. Risk Factors — Backlog may not be realized or may not result in profits and may not accurately represent future revenue.”
(5)	We define EBITDA, a performance measure used by management, as net income attributable to MYR Group Inc. plus net income from noncontrolling interests, interest expense net of interest income, provision for income taxes and depreciation and amortization, as shown in the following table. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income attributable to MYR Group Inc. as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from, the presentation of EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our Financial Statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, useful lives placed on assets, capital structure and the method by which assets were acquired.

Using EBITDA as a performance measure has material limitations as compared to net income, or other financial measures as defined under GAAP, as it excludes certain recurring items, which may be meaningful to investors. EBITDA excludes interest expense net of interest income; however, as we have borrowed money to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are a necessary element of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense net of interest income, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net income in each period, to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after-tax basis. Using both EBITDA and net income to evaluate the business allows management and investors to (a) assess our relative performance against our competitors and (b) monitor our capacity to generate returns for our stockholders.

The following table provides a reconciliation of net income attributable to MYR Group Inc. to EBITDA:

	For the year ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Net income attributable to MYR Group Inc.	$31,087	$21,154	$21,431	$27,302	$36,544
Net income – noncontrolling interests	207	—	—	—	—
Net income	31,294	21,154	21,431	27,302	36,544
Interest expense, net	3,628	2,599	1,294	716	616
Provision for income taxes	11,774	3,486	16,914	16,997	21,406
Depreciation and amortization	39,913	38,576	39,122	38,029	33,423
EBITDA	$86,609	$65,815	$78,761	$83,044	$91,989

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

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	For the year ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Net cash flows provided by (used in) operating activities	$84,789	$(9,198)	$54,490	$43,000	$54,976
Add/(subtract)
Changes in operating assets and liabilities	(10,363)	65,743	13,795	26,669	23,314
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities	(43,132)	(35,391)	(46,854)	(42,367)	(41,746)
Depreciation and amortization	39,913	38,576	39,122	38,029	33,423
Provision for income taxes	11,774	3,486	16,914	16,997	21,406
Interest expense, net	3,628	2,599	1,294	716	616
EBITDA	$86,609	$65,815	$78,761	$83,044	$91,989

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview-Introduction

We are a holding company of specialty electrical construction service providers that was established in 1995 through the merger of long-standing specialty contractors. Through our subsidiaries, we serve the electric utility infrastructure and commercial and industrial construction markets. We manage and report our operations through two industry segments: Transmission and Distribution (“T&D”) and Commercial and Industrial (“C&I”).

We have operated in the transmission and distribution industry since 1891. We are one of the largest contractors servicing the T&D sector of the electric utility industry in the United States and provide T&D services in western Canada. Our T&D customers include many of the leading companies in the industry. We have operated in the commercial and industrial industry since 1912. We are one of the largest electrical contractors servicing the C&I industry in the United States and in western Canada. Our C&I customers include facility owners and general contractors.

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

We had revenues for the year ended December 31, 2018 of $1.531 billion compared to $1.403 billion for the year ended December 31, 2017. For the year ended December 31, 2018, net income attributable to MYR Group Inc. was $31.1 million compared to $21.2 million for the year ended December 31, 2017.

Overview-Segments

Transmission and Distribution segment.  Our T&D segment provides comprehensive solutions to customers in the electric utility industry. Our T&D segment generally serves the electric utility industry as a prime contractor to customers such as investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. We have long-standing relationships with many of our T&D customers who rely on us to construct and maintain reliable electric and other utility infrastructure. Our T&D segment provides a broad range of services on electric transmission and distribution networks and substation facilities, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair. Our T&D services include the construction and maintenance of high voltage transmission lines, substations, lower voltage underground and overhead distribution systems, renewable power facilities and limited gas construction services. We also provide many services to our customers under multi-year master service agreements (“MSAs”) and other variable-term service agreements.

For the year ended December 31, 2018, our T&D revenues were $893.1 million, or 58.3%, of our revenue, compared to $879.4 million, or 62.7%, of our revenue for the year ended December 31, 2017 and $819.0 million, or 71.7%, of our revenue for the year ended December 31, 2016. Revenues from transmission projects represented 62.6%, 68.5%, and 75.8% of T&D segment revenue for the years ended December 31, 2018, 2017 and 2016, respectively.

Our T&D segment also provides restoration services in response to hurricanes, ice storms or other storm related events, which typically account for less than 5% of our annual revenues.

Measured by revenues in our T&D segment, we provided 40.5%, 31.4% and 56.9% of our T&D services under fixed-price contracts during the years ended December 31, 2018, 2017 and 2016, respectively. We also provide many services to our customers under multi-year maintenance service agreements and other variable service agreements.

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

For the year ended December 31, 2018, our C&I revenues were $638.1 million, or 41.7%, of our revenue, compared to $523.9 million, or 37.3%, of our revenue for the year ended December 31, 2017 and $323.5 million, or 28.3%, of our revenue for the year ended December 31, 2016.

Measured by revenues in our C&I segment, we provided 71.0%, 63.7% and 73.4% of our services under fixed-price contracts for the years ended December 31, 2018, 2017 and 2016, respectively.

Overview-Revenue and Gross Margins

Revenue Recognition.  On January 1, 2018, we adopted accounting standards update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after December 31, 2017 are presented under this new pronouncement, while prior period amounts were not adjusted and continue to be reported under the accounting standard Revenue Recognition Topic 605, which was in effect for those periods.

Under Topic 606, we recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for goods or services provided. Revenue associated with contracts with customers is recognized over time as our performance creates or enhances customer controlled assets or creates or enhances an asset with no alternative use, for which we have an enforceable right to receive compensation as defined under the contract. To determine the amount of revenue to recognize over time, we utilized the cost-to-cost method as we believe cost incurred best represents the amount of work completed and remaining on our projects, and is the most common basis for computing percentage of completion in our industry. As the cost-to-cost method is driven by incurred cost, we calculate the percentage of completion by dividing costs incurred to date by the total estimated cost. The percentage of completion is then multiplied by estimated revenues to determine inception-to-date revenue. Revenue recognized for the period is the current inception-to-date recognized revenue less the prior period inception-to-date recognized revenue. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss is updated in subsequent reporting periods. Additionally, contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts, and therefore, profit and revenue recognition.

Prior to 2018 under Topic 605, we recognized revenue on the percentage-of-completion method of accounting, which was commonly used in the construction industry. The percentage-of-completion accounting method resulted in recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The profits or losses recognized on individual contracts were based on estimates of contract revenues, costs and profitability. Contract losses were recognized in full when determined, and contract profit estimates were adjusted based on ongoing reviews of contract profitability. Changes in job performance, labor costs, equipment costs, job conditions, weather, estimated profitability and final contract settlements sometimes resulted in revisions to costs and income and their effects were recognized in the period in which the revisions were determined. We recorded adjustments to estimated costs of contracts when we believed the change in estimate was probable and the amounts could be reasonably estimated. These adjustments could have resulted in either increases or decreases in profit margins.

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

Overview-Seasonality and Nature of Our Work Environment

Although our revenues are primarily driven by spending patterns in our customers’ industries, our revenues and results of operations, particularly those derived from our T&D segment, can be subject to seasonal variations. These variations are influenced by weather, daylight hours, availability of system outages from utilities, and holidays. During the winter months, demand for our T&D work may be high, but our work can be delayed due to inclement weather. During the summer months, the demand for our T&D work may be affected by fewer available system outages during which we can perform electrical line service work due to peak electrical demands caused by warmer weather conditions. During the spring and fall months, the demand for our T&D work may increase due to improved weather conditions and system availability; however, extended periods of rain and other severe weather can affect the deployment of our crews and efficiency of operations. Furthermore, our work is performed under a variety of conditions, including but not limited to, difficult terrain, difficult site conditions and large urban centers where delivery of materials and availability of labor may be impacted and sites which may have been exposed to harsh and hazardous conditions.

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

Outlook

Our business is directly impacted by the level of spending on T&D infrastructure and the level of C&I electrical construction activity across the United States and western Canada. We are optimistic about infrastructure spending and believe that improving industry activity will continue in both our transmission and distribution market segments and the drivers for utility investment will remain intact. We believe that regulatory reform, state renewable portfolio standards, the aging of the electric grid, and the general improvement of the economy will positively impact the level of spending by our customers in all of the markets we serve. Although competition remains strong, we see these trends as positive factors for us in the future.

We continue to expect long-term growth in the transmission market, although the timing of large bids and subsequent construction will likely continue to be highly variable from year to year. The electric grid is aging and requires significant upgrades and maintenance to meet current and future demands for electricity. Over the past several years, many utilities have begun to implement plans to improve reliability of their transmission systems and reduce congestion. These utilities have started or planned new construction, line upgrades and maintenance projects on their transmission systems. We believe that our customers remain committed to the expansion and strengthening of their transmission infrastructure, with planning, engineering and funding for many of their projects already in place.

State renewable portfolio standards, which set required or voluntary standards for how much electricity is to be generated from renewable energy sources, as well as general environmental concerns, continue to drive the development of renewable energy projects. The economic feasibility of renewable energy projects, and therefore the attractiveness of investment in the projects, may depend on the availability of tax incentive programs or the ability of the projects to take advantage of such incentives.

We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new sources of generation. Consequently, we believe we will continue to see significant bidding activity on large transmission projects over the next two years. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and right-of-way permits needed to commence construction. Significant construction on any large, multi-year projects awarded in 2019 will not likely occur until 2020. Bidding and construction activity for small to medium-size transmission projects and upgrades remains strong, and we expect this trend to continue, primarily due to reliability and economic drivers. We also believe the need for distribution services will continue to grow.

As a result of reduced spending by United States utilities on their distribution systems for several years, we believe there is a need for sustained investment by utilities on their distribution systems to properly maintain or meet reliability requirements. In 2018, we saw increased bidding activity in some of our electric distribution markets, as economic conditions improved in those areas. We believe that continued recovery in the United States economy, and in the housing market in particular, over the next few years could provide additional stimulus for spending by our customers on their distribution systems. We also believe the increased hurricane activity over the past several years and recent destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and staffing constraints. We believe electric utility employee retirements could increase with further economic recovery, which may result in an increase in outsourcing opportunities. We expect to see an incremental increase in distribution opportunities in the United States in 2019, and we believe these opportunities will continue to be bid in a competitive market.

We expect to see continued improvement in bidding opportunities in our C&I segment in 2019. Our views are in-line with FMI’s 2019 United States Construction Outlook which forecasts an increase in spending levels over 2018. According to FMI, the primary growth sectors in 2019 are expected to include office, educational, public safety, transportation, conservation and development, and manufacturing, all with positive forecasted growth rates. The Architectural Billing Index, which typically leads relevant construction activity by nine to twelve months, paints a similarly upbeat picture. According to the latest readings, contractors will continue to have robust backlogs during the coming months.

In Canada, we believe the non-building segments of power, water supply and transportation will lead all others in growth of construction spending in 2019. These segments showed increasingly positive activity through 2018 providing confidence in forecasts to expand over the next five years, with several multi-million-dollar projects planned across the nation. Nonresidential building segments, including commercial, office and lodging, look to hold steady over the next five years. Activity in multi-family construction looks to stay at or slightly above the long-term rate of inflation.

We expect the long-term growth in our C&I segment to generally track the economic growth of the regions we serve. We also expect to see increased bidding opportunities in the new C&I markets we recently entered through strategic acquisitions and organic expansions.

Through 2018, we continued our three-pronged strategy of organic growth, strategic acquisitions and prudent capital returns. On July 2, 2018, the Company completed the acquisition of substantially all of the assets of Huen Electric, Inc., an electrical contracting firm based in Illinois, Huen Electric New Jersey Inc., an electrical contracting firm based in New Jersey, and Huen New York, Inc., an electrical contracting firm based in New York (collectively, the “Huen Companies”). The Huen Companies provide a wide range of commercial and industrial electrical construction capabilities under the Company’s C&I segment in Illinois, New Jersey and New York.

In order to continue to support our three-pronged growth strategy, we also continue to efficiently manage capital in order to maximize shareholder return. On September 28, 2018, the Company entered into a Master Equipment Loan and Security Agreement (the “Master Loan Agreement”) with Banc of America Leasing & Capital, LLC (“BofA”). The Master Loan Agreement may be used for the financing of equipment between the Company and BofA pursuant to one or more equipment notes (“Equipment Notes”).

We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. In 2018 and 2017, we invested in capital expenditures of approximately $50.7 million and $30.8 million, respectively. Most of our capital expenditures supported opportunities in our T&D business. We plan to continue to evaluate our needs for additional equipment and tooling. Our investment strategy is based on our belief that spending in transmission and distribution projects will continue to remain strong over the next several years as electric utilities, cooperatives and municipalities make up for the lack of infrastructure spending in the past, combined with the overall need to integrate new generation into the electric power grid, and our belief that distribution demand will increase over the next several years.

We ended 2018 with $170.5 million available under our line of credit. We believe that our financial position and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our three-pronged strategy.

Understanding Backlog

We define backlog as our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts. Backlog may not accurately represent the revenues that we expect to realize during any particular period. Several factors, such as the timing of contract awards, the type and duration of contracts, and the mix of subcontractor and material costs in our projects, can impact our backlog at any point in time. Some of our revenue does not appear in our periodic backlog reporting because the award of the project, as well as the execution of the work, can all take place within the period. For many of our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of MSAs that typically have a one- to three-year duration from execution. Additionally, the difference between our backlog and remaining performance obligations is due to the exclusion of a portion of our MSAs under certain contract types from our remaining performance obligations as these contracts can be canceled for convenience at any time by us or the customer without considerable cost incurred by the customer. Our backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Our estimated backlog also includes our proportionate share of our unconsolidated joint venture contracts.

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

Performance Risk.  Margins may fluctuate because of the volume of work and the impacts of pricing and job productivity, which can be impacted both favorably and negatively by customer decisions and crew productivity, as well as other factors. When comparing a service contract between periods, factors affecting the gross margins associated with the revenues generated by the contract may include pricing under the contract, the volume of work performed under the contract, the mix of the type of work specifically being performed, the availability of labor resources at expected labor rates and the productivity of the crews performing the work. Productivity can be influenced by many factors including the experience level of the crew, whether the work is on an open or encumbered right of way, weather conditions, geographical conditions, trade stacking, performance of other sub-trades, schedule changes, effects of environmental restrictions and regulatory and permitting delays.

Revenue Mix and Contract Terms.  The mix of revenue derived from the industries we serve will impact gross margins. Changes in our customers’ spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenue by industry served. Storm restoration services typically command higher profit margins than other maintenance services. Seasonal and weather factors, as noted below, can impact the timing at which customers perform maintenance and repairs, which can cause a shift in the revenue mix. Some of our time-and-equipment, time-and-materials and cost-plus contracts include shared savings clauses, in which the contract includes a target price and we agree to share savings from that target price with our customer. The timing of accounting recognition of such savings can impact our margins. In addition, change orders and claims can impact our margins. Costs related to change orders are recognized in contract costs when incurred but revenue related to change orders is only recognized when it is probable that the change order will result in an addition to contract value and can be reliably estimated. Costs related to claims are recognized in contract costs when incurred, but revenue related to claims is recognized only to the extent that contract costs related to the claim have been incurred and when it is probable that the claim will result in an addition to contract value which can be reliably estimated. No profit is recognized on a claim until final settlement occurs.

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

Service and Maintenance Compared to New Construction.  In general, new construction work has a higher gross margin than maintenance and repair work. New construction work is often obtained on a fixed-price basis, which carries a higher risk than other types of pricing arrangements because a contractor can bear the risk of increased expenses. As such, we generally bid fixed-price contracts with higher profit margins. We typically derive approximately 15% to 40% of our revenue from maintenance and repair work that is performed under pre-established or negotiated prices or cost-plus pricing arrangements which generally allow us a set margin above our costs. Thus, the mix between new construction work, at fixed-price, and maintenance and repair work, at cost-plus, in a given period will impact gross margin in that period.

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

Fleet Utilization, Estimation, and Bidding.  We operate a centrally-managed fleet in the United States in an effort to achieve the highest equipment utilization. We also develop internal equipment rates which provide our business units with appropriate cost information to estimate bids for new projects. Availability of equipment for a particular contract is determined by our internal fleet ordering process which is designed to optimize the use of internal fleet assets and allocate equipment costs to individual contracts. We believe these processes allow us to utilize our equipment efficiently, which leads to improved gross margins. Transmission and distribution projects can require different types of equipment. A significant shift in project mix or timing could impact fleet utilization, causing gross margins to vary.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) consist primarily of compensation, related benefits and employee costs for management and administrative personnel, office rent and utilities, stock compensation, communications, professional fees, depreciation, IT expenses, marketing costs and bad debt expense.

Consolidated Results of Operations

The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated:

	For the year ended December 31,
(dollars in thousands)	2018		2017		2016
Contract revenues	$1,531,169	100.0%	$1,403,317	100.0%	$1,142,487	100.0%
Contract costs	1,364,109	89.1	1,278,313	91.1	1,007,764	88.2
Gross profit	167,060	10.9	125,004	8.9	134,723	11.8
Selling, general and administrative expenses	118,737	7.8	98,611	7.0	96,424	8.4
Amortization of intangible assets	1,843	0.1	499	—	886	0.1
Gain on sale of property and equipment	(3,832)	(0.2)	(3,664)	(0.3)	(1,341)	(0.1)
Income from operations	50,312	3.2	29,558	2.2	38,754	3.4
Other income (expense):
Interest income	24	—	4	—	5	—
Interest expense	(3,652)	(0.2)	(2,603)	(0.2)	(1,299)	(0.1)
Other income (expense), net	(3,616)	(0.2)	(2,319)	(0.2)	885	0.1
Income before provision for income taxes	43,068	2.8	24,640	1.8	38,345	3.4
Income tax expense	11,774	0.8	3,486	0.3	16,914	1.5
Net income	31,294	2.0	21,154	1.5	21,431	1.9
Less: net income – noncontrolling interests	207	—	—	—	—	—
Net income attributable to MYR Group Inc.	$31,087	2.0%	$21,154	1.5%	$21,431	1.9%

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenues.  Revenues increased $127.9 million, or 9.1%, to $1.531 billion for the year ended December 31, 2018 from $1.403 billion for the year ended December 31, 2017. The increase was primarily due to higher C&I revenues, including revenues from our recent acquisition, and increases in our distribution revenues. These increases were partially offset by lower revenue from large transmission projects.

Gross margin.  Gross margin increased to 10.9% for the year ended December 31, 2018 from 8.9% for the year ended December 31, 2017. The increase in gross margin was primarily due to improvements in efficiency, fleet utilization and organic expansion results. Our prior year gross margin was significantly impacted by write-downs on three projects. Gross margin also benefited from $3.9 million in estimate changes on certain contracts associated with the acquisition of the Huen Companies. These changes in estimates are subject to margin guarantees and represent potential contingent consideration for which an offset is recognized in other expense. These margin improvements were partially offset by changes in estimates of gross profit on certain projects. Excluding estimate changes on our recent acquisition noted above, changes in estimates resulted in gross margin decreases of 0.7% for the year ended December 31, 2018. These estimate changes are discussed further in our segment results provided below. Changes in estimates of gross profit on certain projects resulted in gross margin decreases of 0.7% for the year ended December 31, 2017.

Gross profit.  Gross profit increased $42.1 million, or 33.6%, to $167.1 million for year ended December 31, 2018 from $125.0 million for the year ended December 31, 2017, due to increased margins and higher revenues.

Selling, general and administrative expenses.  SG&A, which were $118.7 million for the year ended December 31, 2018, an increase of $20.1 million from $98.6 million for the year ended December 31, 2017. The year-over-year increase was primarily due to higher bonus and profit sharing costs, SG&A expenses related to the acquired Huen Companies and higher employee-related expenses to support operations. As a percentage of revenues, SG&A increased to 7.8% for the year ended December 31, 2018 from 7.0% for the year ended December 31, 2017.

Gain on sale of property and equipment.  Gains from the sale of property and equipment in the year ended December 31, 2018 were $3.8 million compared to $3.7 million in the year ended December 31, 2017. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense.  Interest expense was $3.7 million for the year ended December 31, 2018 compared to $2.6 million for the year ended December 31, 2017. This increase was primarily attributable to increased borrowing related to the acquisition of the Huen Companies and an increase in our weighted average interest rate during 2018 as compared to 2017.

Other expense.  Other expense was $3.6 million for the year ended December 31, 2018 compared to other expense of $2.3 million for the year ended December 31, 2017. The change was primarily attributable to contingent consideration related to margin guarantees on certain contracts associated with the acquisition of the Huen Companies recognized in 2018.

Income tax expense.  The provision for income taxes was $11.8 million for the year ended December 31, 2018, with an effective tax rate of 27.3%, compared to a provision of $3.5 million for the year ended December 31, 2017, with an effective tax rate of 14.1%. The effective tax rate for 2017 was lower than 2018 largely because we revalued our net deferred tax liability as of December 31, 2017, in conjunction with the enactment of the 2017 Tax Act. Our inability to utilize losses experienced in certain Canadian operations negatively impacted the effective tax rate in 2018 and 2017, partially offset by excess tax benefits pertaining to the vesting of stock awards and the exercise of stock options.

Net income attributable to MYR Group Inc.  Net income attributable to MYR Group Inc. increased to $31.1 million for the year ended December 31, 2018 from $21.2 million for the year ended December 31, 2017. The increase was primarily for the reasons stated above.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales:

	For the Year Ended December 31,
	2018		2017
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$893,108	58.3%	$879,372	62.7%
Commercial & Industrial	638,061	41.7	523,945	37.3
Total	$1,531,169	100.0	$1,403,317	100.0
Operating income (loss):
Transmission & Distribution	$57,242	6.4	$39,631	4.5
Commercial & Industrial	34,112	5.3	25,048	4.8
Total	91,354	6.0	64,679	4.6
Corporate	(41,042)	(2.7)	(35,121)	(2.5)
Consolidated	$50,312	3.3%	$29,558	2.1%

Transmission & Distribution

Revenues for our T&D segment for the year ended December 31, 2018 were $893.1 million compared to $879.4 million for the year ended December 31, 2017, an increase of $13.7 million, or 1.6%. The increase in revenue was primarily due to an increase in distribution revenues partially offset by lower revenue from large transmission projects.

Revenues from transmission projects represented 62.6% and 68.5% of T&D segment revenue for the years ended December 31, 2018 and 2017, respectively. Additionally, for the year ended December 31, 2018, measured by revenue in our T&D segment, we provided 40.5% of our T&D services under fixed-price contracts, as compared to 31.4% for the year ended December 31, 2017.

Operating income for our T&D segment for the year ended December 31, 2018 was $57.2 million compared to $39.6 million for the year ended December 31, 2017, an increase of $17.6 million, or 44.4%. The increase in T&D operating income from the prior year was primarily due to improvements in efficiency, fleet utilization and organic expansion results. Our prior year operating income was significantly impacted by write-downs on three projects. This improvement from the prior year was partially offset by changes in estimates of gross profit on certain projects. These estimate changes were primarily due to low productivity on three projects, of which two projects incurred significant startup costs with a new customer relationship and the other project suffered from inclement weather. Operating income, as a percentage of revenues, for our T&D segment increased to 6.4% for the year ended December 31, 2018 from 4.5% for the year ended December 31, 2017.

Commercial & Industrial

Revenues for our C&I segment for the year ended December 31, 2018 were $638.1 million compared to $523.9 million for the year ended December 31, 2017, an increase of $114.2 million, or 21.8%, primarily due to the acquisition of the Huen Companies, increased spending from new and existing customers and increased volume at certain organic expansion locations.

Measured by revenue in our C&I segment, we provided 71.0% of our services under fixed-price contracts for the year ended December 31, 2018, compared to 63.7% for the year ended December 31, 2017.

Operating income for our C&I segment for the year ended December 31, 2018 was $34.1 million compared to $25.0 million for the year ended December 31, 2017, an increase of $9.1 million, or 36.2%. The year-over-year increase in operating income was primarily attributable to higher revenue, primarily due to the acquisition of the Huen Companies, and improved margins, including improvements experienced at our organic expansion locations. This margin improvement was slightly offset by changes in estimates of gross profit on certain projects. These estimate changes were primarily due to the settlement of a project scope and delay claim and weather delays. As a percentage of revenues, operating income for our C&I segment was 5.3% and 4.8% for the years ended December 31, 2018 and 2017, respectively.

Corporate

The increase in corporate expenses in 2018 was primarily attributable to higher bonus and profit sharing costs and higher payroll costs to support operations.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues.  Revenues increased $260.8 million, or 22.8%, to $1.403 billion for the year ended December 31, 2017 from $1.142 billion for the year ended December 31, 2016. The increase was primarily due to increased spending from existing C&I customers, the Western Pacific Enterprises Ltd. (“WPE”) acquisition in late 2016, higher revenue from large transmission projects and an increase in distribution projects.

Gross margin.  Gross margin decreased to 8.9% for the year ended December 31, 2017 from 11.8% for the year ended December 31, 2016. The decrease in gross margin was primarily due to write-downs on three projects. Two projects in the Midwest U.S. were significantly impacted by weather resulting in unanticipated costs associated with right-of-way access, lower productivity and increased road damage and repair requirements. As a result, we wrote down $4.8 million for these projects in 2017. One T&D project in Canada experienced cost impacts mainly associated with project delays and schedule extensions. Although we worked with our clients to recover these costs, we had not recognized all of the revenues relating to various pending project claims and change orders, which resulted in write-downs on this project of $4.4 million. Margins were also negatively impacted from significant revenue on a large transmission project that had lower than average margins due to a high mix of material and subcontractor costs and lower than average margin on a certain distribution project, as well as costs associated with organic and acquisition growth. In addition, during 2017 we had a higher mix of revenue in our C&I segment and distribution work, compared to transmission work which generally carries a higher margin. These impacts were partially offset by project efficiencies and settlements related to previously unrecognized revenues on a project claim and pending change orders. Changes in estimates of gross profit on certain projects, including those discussed above, resulted in gross margin decreases of 0.7% for the year ended December 31, 2017. Changes in estimates of gross profit on certain projects resulted in gross margin decreases of 0.2% for the year ended December 31, 2016.

Gross profit.  Gross profit decreased $9.7 million, or 7.2%, to $125.0 million for year ended December 31, 2017 from $134.7 million for the year ended December 31, 2016, primarily due to lower overall gross margin, partially offset by higher revenue.

Selling, general and administrative expenses.  SG&A, which were $98.6 million for the year ended December 31, 2017, increased $2.2 million from $96.4 million for the year ended December 31, 2016. The year-over-year increase was primarily due to $6.8 million of incremental costs associated with our expansion into new geographic markets and strategic acquisitions as well as higher payroll costs to support operations, largely offset by lower bonus and profit sharing costs. Additionally, $1.0 million of costs associated with activist investor activities were incurred in 2016. As a percentage of revenues, SG&A decreased to 7.0% for the year ended December 31, 2017 from 8.4% for the year ended December 31, 2016.

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

Net income attributable to MYR Group Inc.  Net income attributable to MYR Group Inc. decreased to $21.2 million for the year ended December 31, 2017 from $21.4 million for the year ended December 31, 2016. The decrease was primarily for the reasons stated above.

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

Operating income for our T&D segment for the year ended December 31, 2017 was $39.6 million compared to $63.4 million for the year ended December 31, 2016, a decrease of $23.8 million, or 37.5%. The decline in T&D operating income was primarily due to lower margins caused by write-downs experienced on two projects in the Midwest U.S. and on one project in Canada. Margins were also negatively impacted from significant revenue on certain large transmission projects that had lower than average margins due to a high mix of material and subcontractor costs. Operating income, as a percentage of revenues, for our T&D segment decreased to 4.5% for the year ended December 31, 2017 from 7.7% for the year ended December 31, 2016.

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

Liquidity and Capital Resources

As of December 31, 2018 and 2017, we had working capital of $191.8 million and $191.2 million, respectively. We define working capital, a non-GAAP measure, as current assets less current liabilities. During the year ended December 31, 2018, operating activities of our business provided cash of $84.8 million, compared to using cash of $9.2 million for the year ended December 31, 2017. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The $94.0 million of incremental cash provided by operating activities compared to last year was primarily due to favorable net changes in operating assets and liabilities of $76.1 million, an increase of $10.1 million in net income and an $8.7 million favorable change in deferred income taxes. The favorable change in operating assets and liabilities was primarily due to the net favorable year-over-year increases in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $58.5 million and a favorable change of $16.4 million in other liabilities. The increase in cash provided by other liabilities was due to the timing of wage and employment taxes and higher bonus and profit sharing accruals.

During the years ended December 31, 2018 and 2017 we used net cash of $93.2 million and $26.5 million, respectively, in investing activities. The $93.2 million of cash used in investing activities in the year ended December 31, 2018 consisted of $50.7 million for capital expenditures and $47.1 million to acquire the Huen Companies, partially offset by $4.6 million of proceeds from the sale of equipment. The $26.5 million of cash used in investing activities in the year ended December 31, 2017 consisted of $30.8 million for capital expenditures, partially offset by $4.3 million of proceeds from the sale of equipment.

Financing activities provided cash of $10.6 million, compared to $16.9 million of cash provided, during the years ended December 31, 2018 and 2017, respectively. The $10.6 million of cash provided in financing activities in the year ended December 31, 2018 consisted primarily of $31.5 million of borrowings under our Master Loan Agreement with BofA and $1.9 million of proceeds from the exercise of stock options, partially offset by $20.7 million of repayments under our revolving lines of credit, $1.1 million of payments under our capital lease obligations and $1.0 million of cash used to purchase shares surrendered by employees to satisfy employee tax obligations under our stock compensation program. The $16.9 million of cash provided in financing activities in the year ended December 31, 2017 consisted primarily of $19.9 million of borrowings under our revolving lines of credit, partially offset by $3.0 million of share repurchases. The $3.0 million of cash used to purchase shares of our common stock consisted of $2.2 million to purchase shares surrendered by employees to satisfy employee tax obligations under our stock compensation program and $0.8 million purchased under our share repurchase program.

On July 26, 2018, the Company’s Board of Directors approved a new $20.0 million share repurchase program that began when the previous share repurchase program expired. The new share repurchase program will expire on August 15, 2019, or when the authorized funds are exhausted, whichever is earlier.

We anticipate that our $170.5 million borrowing availability under our credit facility at December 31, 2018, Master Loan Agreement and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, and share repurchases. Although we believe that we have adequate cash and availability under our Credit Agreement (as defined below) to meet our liquidity needs, any large projects or acquisitions may require additional capital.

We have not historically paid dividends and currently do not expect to pay dividends.

Debt Instruments

Credit Agreement

On June 30, 2016, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A. On September 28, 2018 we amended the Credit Agreement. This amendment, among other things, reduced the amount available to be used for letters of credit. The Credit Agreement provides for a facility of $250 million (the “Facility”) that may be used for revolving loans of which $150 million may be used for letters of credit. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $50 million. We have an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $100 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of our assets and the assets of our domestic subsidiaries and by a pledge of substantially all of the capital stock of our domestic subsidiaries and 65% of the capital stock of our direct foreign subsidiaries. Additionally, subject to certain exceptions, our domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement were used to refinance existing debt and are expected to be used for working capital, capital expenditures, acquisitions, stock repurchases and other general corporate purposes.

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

Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, we may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase, if given effect, shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters. We were in compliance with all of the financial covenants under the Credit Agreement as of December 31, 2018.

As of December 31, 2018, we had $58.3 million of debt outstanding under the Facility and letters of credit outstanding of approximately $21.2 million. As of December 31, 2017, we had $79.0 million of debt outstanding under the Facility and irrevocable letters of credit outstanding of approximately $20.9 million.

Equipment Notes

On September 28, 2018, we entered into the Master Loan Agreement with BofA. The Master Loan Agreement may be used for financing of equipment between us and BofA pursuant to one or more equipment notes (“Equipment Notes”). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.

As of December 31, 2018, we have executed five Equipment Notes that are collateralized by equipment and vehicles owned by us. The outstanding balance of these Equipment Notes was $31.5 million as of December 31, 2018.

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

Leases

We enter into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. Leases are accounted for as operating or capital leases, depending on the terms of the lease. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. At December 31, 2018, we had no leases with residual value guarantees.

We typically have purchase options on the equipment underlying our long-term operating leases and many of our short-term rental arrangements. We exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive.

Purchase Commitments for Construction Equipment

As of December 31, 2018, we had approximately $15.0 million in outstanding purchase obligations for certain construction equipment to be paid, with cash outlay scheduled to occur over the first nine months of 2019.

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

At December 31, 2018, we had $21.2 million in letters of credit outstanding under our Credit Agreement, including $17.6 million, at an interest rate of 1.125%, related to the Company’s payment obligation under its insurance programs and approximately $3.6 million, at an interest rate of 0.625%, related to contract performance obligations. At December 31, 2017, we had $20.9 million in letters of credit outstanding under our Credit Agreement, including $17.6 million, at an interest rate of 1.125%, related to the Company’s payment obligation under its insurance programs and approximately $3.3 million, at an interest rate of 0.625%, related to contract performance obligations.

Performance and Payment Bonds and Parent Guarantees

Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse our sureties for any expenses or outlays they incur. Under our continuing indemnity and security agreements with our sureties, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to any of our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of December 31, 2018, an aggregate of approximately $614.9 million in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $324.7 million as of December 31, 2018.

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

Contractual Obligations

As of December 31, 2018, our future contractual obligations are as follows:

(in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Other
Short and long term debt	$89,792	$3,681	$66,137	$11,490	$8,484	$—
Operating lease obligations	17,395	4,829	6,725	3,714	2,127	—
Capital lease obligations	2,735	1,185	1,550	—	—	—
Purchase obligations	14,986	14,986	—	—	—	—
Income tax contingencies	375	—	—	—	—	375
Total	$125,283	$24,681	$74,412	$15,204	$10,611	$375

Excluded from the above table are interest and fees associated with our short term and long term debt and letters of credit outstanding under our Facility, because the applicable interest rates and fees are variable. We have also excluded our multi-employer pension plan contributions, which are determined annually, based on our union employee payrolls, and which cannot be determined for future periods in advance.

The amount of income tax contingencies has been presented in the “Other” column in the table above due to the fact that the period of future payment cannot be reliably estimated. For further information, refer to Note 10 — Income Taxes to our Financial Statements.

Concentration of Credit Risk

We grant trade credit under contractual payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2018 and 2017, none of our customers individually exceeded 10.0% of accounts receivable.

Inflation

Inflation did not have a significant effect on our results during the years ended December 31, 2018, 2017 or 2016.

New Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 — Organization, Business and Summary of Significant Accounting Policies in the Notes to our Financial Statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. We believe the following accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements:

Revenue Recognition.  On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under this new pronouncement, while prior period amounts were not adjusted and continue to be reported under the accounting standard Revenue Recognition Topic 605, which was in effect for those periods. Differences in revenue recognition under Topic 606 were due to accelerated recognition of contract provisions related to variable consideration previously not permitted to be recognized under Topic 605 until no remaining contingency existed related to this consideration.

Under Topic 606, we recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for goods or services provided. Revenue associated with contracts with customers is recognized over time as our performance creates or enhances customer controlled assets or creates or enhances an asset with no alternative use, for which we have an enforceable right to receive compensation as defined under the contract. To determine the amount of revenue to recognize over time, we estimate profit by determining the difference between total estimated revenue and total estimated cost of a contract. In addition, we estimate a cost accrual every quarter that represents unbilled invoicing activity for services performed by subcontractors and suppliers during the quarter, and estimate revenue from the contract cost portion of this accrual based on current gross margin rates to be consistent with our cost method of revenue recognition. The estimated value of unbilled amounts are determined using a regression analysis that estimates value based on our historical experience, and is adjusted for large individual projects. The profit and corresponding revenue is recognized over the contract term based on costs incurred under the cost-to-cost method. We utilized the cost-to-cost method as we believe cost incurred best represents the amount of work completed and remaining on our projects, and is the most common basis for computing percentage of completion in our industry. For purposes of recognizing revenue, we follow the five-step approach outlined in Accounting Standards Codification (“ASC”) 606-10-25.

As the cost-to-cost method is driven by incurred cost, we calculate the percentage of completion by dividing costs incurred to date by the total estimated cost. The percentage of completion is then multiplied by estimated revenues to determine inception-to-date revenue. Revenue recognized for the period is the current inception-to-date recognized revenue less the prior period inception-to-date recognized revenue. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss is updated in subsequent reporting periods. Because our billings are based on contract terms and do not coincide with our progress in a project, revenue recognition also includes an amount related to our contract asset or contract liability. If the recognized revenue is greater than the amount billed to the customer, a contract asset is recorded. Additionally, the contract asset includes retainage billed to the customer that cannot be collected until the contract work has been completed and approved. Conversely, if the amount billed to the customer is greater than the recognized revenue, a contract liability is recorded. Additionally, the contract liability includes a liability for the excess of costs over revenues for all contracts that are in a loss position.

Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts, and therefore, profit and revenue recognition. Additionally, we estimate costs to complete on fixed price contracts which are determined on an individual contract basis by evaluating each project’s status as of the balance sheet date, and using our historical experience with the level of effort required to complete the underlying project. Claims and change orders are also measured based on our historical experience with individual customers and similar contracts, and are evaluated by management individually. A change order is a modification to a contract that changes the provisions of the contract, typically resulting from changes in scope, specifications, design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work under the contract. A claim is an amount in excess of the agreed-upon contract price that we seek to collect from our clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes. We include these estimated amounts of variable consideration to the extent that it is probable there will not be a significant reversal of revenue.

Some of our contracts may have contract terms that include variable consideration such as safety or performance bonuses or liquidated damages. In accordance with ASC 606-10-32, we estimate the variable consideration using one of two methods. In contracts in which there is a binary outcome, the most likely amount method is used. In instances in which there is a range of possible outcomes, the expected value method is used. In accordance with ASC 606-10-32-11, we include the estimated amount of variable consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative recognized revenue will not occur when the final outcome of the variable consideration is determined. In contracts in which a significant reversal may occur, we use constraint in recognizing revenue on variable consideration. Although we often enter into contracts that contain liquidated damage clauses, we rarely incur them, and as such, we do not include amounts associated with liquidated damage clauses until it is probable that liquidated damages will occur. These items are continually monitored by multiple levels of management throughout the reporting period.

A portion of the work we perform requires financial assurances in the form of performance and payment bonds or letters of credit at the time of execution of the contract. Many of our contracts include retention provisions of up to 10%, which are generally withheld from each progress payment as retainage until the contract work has been completed and approved.

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

Prior to January 1, 2018 we reported revenue under the accounting standard Revenue Recognition Topic 605, under which revenues under contracts were accounted for using the percentage-of-completion method of accounting. Under the percentage-of-completion method, we estimated profit as the difference between total estimated revenue and total estimated cost of a contract and recognized that profit over the contract term based on costs incurred under the cost-to-cost method.

Under Topic 605, revenues from our construction services were performed under fixed-price, time-and-equipment, time-and-materials, unit-price, and cost-plus fee contracts. For fixed-price and unit-price contracts, we used the ratio of cost incurred on the contract (excluding uninstalled direct materials) to management’s estimate of the contract’s total cost, to determine the percentage of completion on each contract. This method was used as management considered expended costs to be the best available measure of progression of these contracts. Contract cost included all direct costs on contracts, including labor and material, subcontractor costs and those indirect costs related to contract performance, such as supplies, fuel, tool repairs and depreciation. We recognized revenues from construction services with fees based on time-and-materials, or cost-plus fee as the services were performed and amounts were earned. If contracts included contract incentive or bonus provisions, they were included in estimated contract revenues only when the achievement of such incentive or bonus was reasonably certain.

Under Topic 605, contract costs incurred to date and expected total contract costs were continuously monitored during the term of the contract. Changes in job performance, job conditions and final contract settlements were factors that influenced management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, our profit recognition. These changes, which included contracts with estimated costs in excess of estimated revenues, were recognized in contract costs in the period in which the revisions were determined. At the point we anticipated a loss on a contract, we estimated the ultimate loss through completion and recognized that loss in the period in which the possible loss was identified.

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

Stock-Based Compensation.  We determine compensation expense for stock-based awards based on the estimated fair values at the grant date and recognize the related compensation expense over the vesting period. We use the straight-line amortization method to recognize compensation expense related to stock-based awards, such as restricted stock, restricted stock units and phantom stock units, that have only service conditions. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. We recognize compensation expense related to performance awards that vest based on internal performance metrics and service conditions on a straight-line basis over the service period, but adjust inception-to-date expense based upon our determination of the expected achievement of the performance target at each reporting date. We recognize compensation expense related to performance awards with market-based performance metrics on a straight-line basis over the requisite service period. Upon adoption ASU No. 2016-09, Compensation — Stock Compensation (Topic 718) in January of 2017, we elected to discontinue estimating future forfeitures and recognize forfeitures as they occur. Prior to the adoption, we used historical data to estimate the forfeiture rate applied to stock grants. Shares issued under the Company’s stock-based compensation program are taken out of authorized but unissued shares.

Goodwill and Intangibles.  Goodwill and intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. We review goodwill and intangible assets with indefinite lives for impairment on an annual basis at the beginning of the fourth quarter, or when circumstances change, such as a significant adverse change in the business climate or the decision to sell a business, both of which would indicate that impairment may have occurred. Intangible assets with finite lives are also reviewed for impairment and tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We may perform either a qualitative assessment or a two-step goodwill impairment test. The qualitative assessment considers financial, industry, segment and macroeconomic factors. If the qualitative assessment indicates a potential for impairment, the two-step method is used to determine if impairment exists. The two-step method begins with a comparison of the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. The company also performs a qualitative assessment on intangible assets with indefinite lives. If the qualitative assessment indicates a potential for impairment, a quantitative impairment test would be performed to compare the fair value of the indefinite-lived intangible asset with its carrying value. If the carrying value of goodwill or other indefinite lived assets exceeds its implied fair value, an impairment charge would be recorded in the statement of operations.

As a result of the annual qualitative review process in 2017 and 2016, we determined it was not necessary to perform a two-step analysis.

In 2018, we performed a two-step analysis on our goodwill and intangible assets with indefinite lives. The first step involves a comparison of the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded in the statement of operations. The step-one analysis did not indicate that our goodwill or indefinite lived intangible assets were impaired. As a result, no step-two analysis was performed.

Accounts Receivable and Allowance for Doubtful Accounts.  We do not generally charge interest to our customers, and we carry our customer receivables at their face amounts, less an allowance for doubtful accounts. Based on our experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, we classify all accounts receivable as current assets.

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

As of December 31, 2018, we were not parties to any derivative instruments. We did not use any derivative financial instruments during the years ended December 31, 2018, 2017 or 2016.

Borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, federal funds rate and LIBOR. If the prime rate, Canadian prime rate, federal funds rate or LIBOR rises, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. If market rates of interest on all our revolving debt as of December 31, 2018, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.6 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of December 31, 2018, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by the same amount.

Borrowings under our Equipment Notes are at fixed rates established on the date the note was executed.

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our Financial Statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

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

Management’s assessment of and conclusion on the Company’s internal control over financial reporting as of December 31, 2018 excluded the internal control over financial reporting of Huen Electric, Inc., which was acquired on July 2, 2018. Huen Electric, Inc. represented a total of approximately 9.6% and 9.8% of total assets and net assets, respectively, as of December 31, 2018, and 4.5% and 1.1% of contract revenues and income before income taxes, respectively, for the year then ended. Such exclusion is in accordance with Securities and Exchange Commission guidance that the assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting, provided the acquisition took place during the fiscal year being assessed.

Crowe LLP, an independent registered public accounting firm, who audited and reported on the 2018 Financial Statements included in this Annual Report on Form 10-K, has audited the effectiveness of MYR Group’s internal control over financial reporting as of December 31, 2018 as stated in their report which appears herein.

March 6, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of MYR Group Inc.
Rolling Meadows, IL

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of MYR Group Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework: (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Huen Electric, Inc. acquired during 2018, which is described in Note 2 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2017.

Oak Brook, Illinois
March 6, 2019

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
MYR Group Inc.

We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois
March 9, 2017

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$7,507	$5,343
Accounts receivable, net of allowances of $1,331 and $605, respectively	288,427	240,276
Contract assets	160,281	120,992
Current portion of receivable for insurance claims in excess of deductibles	10,572	4,221
Refundable income taxes	—	391
Other current assets	8,847	8,513
Total current assets	475,634	379,736
Property and equipment, net of accumulated depreciation of $253,495 and $231,391, respectively	161,892	148,084
Goodwill	56,588	46,994
Intangible assets, net of accumulated amortization of $7,031 and $5,183, respectively	33,266	10,852
Receivable for insurance claims in excess of deductibles	17,173	14,295
Investment in joint venture	1,324	168
Other assets	2,878	3,659
Total assets	$748,755	$603,788
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$3,681	$—
Current portion of capital lease obligations	1,119	1,086
Accounts payable	139,480	110,383
Contract liabilities	58,534	30,224
Current portion of accrued self-insurance	19,633	13,138
Other current liabilities	61,358	33,733
Total current liabilities	283,805	188,564
Deferred income tax liabilities	17,398	13,452
Long-term debt	86,111	78,960
Accrued self-insurance	34,406	32,225
Capital lease obligations, net of current maturities	1,514	2,629
Other liabilities	1,057	919
Total liabilities	424,291	316,749
Commitments and contingencies
Stockholders’ equity
Preferred stock – $0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock – $0.01 par value per share; 100,000,000 authorized shares; 16,564,961 and 16,464,757 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	165	163
Additional paid-in capital	148,276	143,934
Accumulated other comprehensive income (loss)	(193)	(299)
Retained earnings	174,736	143,241
Total stockholders’ equity attributable to MYR Group Inc.	322,984	287,039
Noncontrolling interest	1,480	—
Total stockholders’ equity	324,464	287,039
	$748,755	$603,788

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands, except per share data)	2018	2017	2016
Contract revenues	$1,531,169	$1,403,317	$1,142,487
Contract costs	1,364,109	1,278,313	1,007,764
Gross profit	167,060	125,004	134,723
Selling, general and administrative expenses	118,737	98,611	96,424
Amortization of intangible assets	1,843	499	886
Gain on sale of property and equipment	(3,832)	(3,664)	(1,341)
Income from operations	50,312	29,558	38,754
Other income (expense):
Interest income	24	4	5
Interest expense	(3,652)	(2,603)	(1,299)
Other income (expense), net	(3,616)	(2,319)	885
Income before provision for income taxes	43,068	24,640	38,345
Income tax expense	11,774	3,486	16,914
Net income	31,294	21,154	21,431
Less: net income – noncontrolling interests	207	—	—
Net income attributable to MYR Group Inc.	$31,087	$21,154	$21,431
Income per common share attributable to MYR Group Inc.:
– Basic	$1.89	$1.30	$1.25
– Diluted	$1.87	$1.28	$1.23
Weighted average number of common shares and potential common shares outstanding:
– Basic	16,441	16,273	17,109
– Diluted	16,585	16,496	17,461
Net income	$31,294	$21,154	$21,431
Other comprehensive income (loss):
Foreign currency translation adjustment	106	134	(549)
Other comprehensive income (loss)	106	134	(549)
Total comprehensive income	31,400	21,288	20,882
Net income attributable to noncontrolling interests	207	—	—
Total comprehensive income attributable to MYR Group Inc.	$31,193	$21,288	$20,882

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings	MYR Group Inc Shareholders’ Equity	Noncontrolling Interest	Total
		Shares	Amount
Balance at December 31, 2015	$—	19,969	$198	$161,342	$116	$168,224	$329,880	$—	$329,880
Net income	—	—	—	—	—	21,431	21,431	—	21,431
Stock issued under compensation plans, net	—	589	6	6,213	—	—	6,219	—	6,219
Tax benefit from stock-based awards	—	—	—	2,044	—	—	2,044	—	2,044
Stock-based compensation expense	—	—	—	4,674	—	—	4,674	—	4,674
Shares repurchased	—	(4,228)	(42)	(34,235)	—	(66,310)	(100,587)	—	(100,587)
Other comprehensive loss	—	—	—	—	(549)	—	(549)	—	(549)
Stock issued – other	—	3	—	62	—	—	62	—	62
Balance at December 31, 2016	—	16,333	162	140,100	(433)	123,345	263,174	—	263,174
Net income	—	—	—	—	—	21,154	21,154	—	21,154
Adjustment to adopt ASU No. 2016-09	—	—	—	225	—	(225)	—	—	—
Stock issued under compensation plans, net	—	224	2	1,230	—	—	1,232	—	1,232
Stock-based compensation expense	—	—	—	4,376	—	—	4,376	—	4,376
Shares repurchased	—	(93)	(1)	(2,025)	—	(1,033)	(3,059)	—	(3,059)
Other comprehensive income	—	—	—	—	134	—	134	—	134
Stock issued – other	—	1	—	28	—	—	28	—	28
Balance at December 31, 2017	—	16,465	163	143,934	(299)	143,241	287,039	—	287,039
Net income	—	—	—	—	—	31,087	31,087	207	31,294
Adjustment to adopt ASC 606	—	—	—	—	—	695	695	—	695
Stock issued under compensation plans, net	—	132	2	1,895	—	—	1,897	—	1,897
Stock-based compensation expense	—	—	—	3,165	—	—	3,165	—	3,165
Shares repurchased	—	(33)	—	(756)	—	(287)	(1,043)	—	(1,043)
Noncontrolling interest acquired	—	—	—	—	—	—	—	1,273	1,273
Other comprehensive income	—	—	—	—	106	—	106	—	106
Stock issued – other	—	1	—	38	—	—	38	—	38
Balance at December 31, 2018	$—	16,565	$165	$148,276	$(193)	$174,736	$322,984	$1,480	$324,464

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$31,294	$21,154	$21,431
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities –
Depreciation and amortization of property and equipment	38,070	38,077	38,236
Amortization of intangible assets	1,843	499	886
Stock-based compensation expense	3,165	4,376	4,674
Deferred income taxes	3,649	(5,091)	4,205
Gain on sale of property and equipment	(3,832)	(3,664)	(1,341)
Other non-cash items	237	1,194	194
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	(15,871)	(35,944)	(22,473)
Contract assets	(28,141)	(17,857)	(22,013)
Receivable for insurance claims in excess of deductibles	(9,229)	(39)	(7,187)
Other assets	2,280	(2,213)	3,730
Accounts payable	19,953	8,149	17,322
Contract liabilities	22,551	(14,317)	790
Accrued self-insurance	8,701	2,765	5,617
Other liabilities	10,119	(6,287)	10,419
Net cash flows provided by (used in) operating activities	84,789	(9,198)	54,490
Cash flows from investing activities:
Proceeds from sale of property and equipment	4,583	4,342	3,299
Cash paid for acquisitions, net of cash acquired	(47,082)	—	(12,056)
Purchases of property and equipment	(50,704)	(30,843)	(25,371)
Net cash flows used in investing activities	(93,203)	(26,501)	(34,128)
Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	(20,655)	19,890	59,070
Payment of principal obligations under capital leases	(1,081)	(1,203)	(740)
Borrowings under equipment notes	31,486	—	—
Proceeds from exercise of stock options	1,897	1,232	6,218
Repurchase of common shares	(1,043)	(3,058)	(101,483)
Other financing activities	38	28	1,396
Net cash flows provided by (used in) financing activities	10,642	16,889	(35,539)
Effect of exchange rate changes on cash	(64)	307	(774)
Net increase (decrease) in cash and cash equivalents	2,164	(18,503)	(15,951)
Cash and cash equivalents:
Beginning of period	5,343	23,846	39,797
End of period	$7,507	$5,343	$23,846
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes payments	$7,247	$6,597	$6,274
Interest payments	3,097	2,259	1,114
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	953	2,050	614
Acquisition of property under capital lease arrangements	—	—	5,658
Noncash financing activities:
Capital lease obligations initiated	—	—	5,658

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

The Company performs construction services in two business segments: Transmission and Distribution (“T&D”), and Commercial and Industrial (“C&I”). T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. T&D provides a broad range of services, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair. C&I customers include general contractors, commercial and industrial facility owners, local governments and developers. C&I provides a broad range of services, which include design, installation, maintenance and repair of commercial and industrial wiring, the installation of traffic networks and the installation of bridge, roadway and tunnel lighting.

Significant Accounting Policies

Consolidation

The accompanying Financial Statements include the results of operations of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated. Certain reclassifications were made to prior year amounts to conform to the current year presentation.

In connection with the adoption of Revenue from Contracts with Customers (Topic 606), the Company adjusted its presentation of costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs, which impacted both the Company’s consolidated balance sheet as of December 31, 2017 and consolidated statements of cash flows for the years ended December 31, 2017 and 2016. Specifically, costs and estimated earnings in excess of billings became contract assets in the Company’s consolidated balance sheets and $42.7 million of contract retainages previously classified as accounts receivable, net of allowances were reclassified into contract assets as of December 31, 2017. Additionally, billings in excess of costs and estimated earnings on uncompleted contracts became contract liabilities in the Company’s consolidated balance sheets and accruals for contracts in a loss position previously classified in other current liabilities were reclassified into contract liabilities as of December 31, 2017. See Note 3 — Revenue Recognition to the Financial Statements for additional information.

Revenue Recognition

On January 1, 2018, the Company adopted accounting standards update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under this new pronouncement, while prior period amounts were not adjusted and continue to be reported under the accounting standard Revenue Recognition (Topic 605), which was in effect for those periods. Differences in revenue recognition under Topic 606 were due to accelerated recognition of contract provisions related to variable consideration previously not permitted to be recognized under Topic 605 until no remaining contingency existed related to this consideration.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

Under Topic 606, the Company recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services provided. Revenue associated with contracts with customers is recognized over time as the Company’s performance creates or enhances customer controlled assets or creates or enhances an asset with no alternative use, for which the Company has an enforceable right to receive compensation as defined under the contract. To determine the amount of revenue to recognize over time, the Company estimates profit by determining the difference between total estimated revenue and total estimated cost of a contract. In addition, the Company estimates a cost accrual every quarter that represents unbilled invoicing activity for services performed by subcontractors and suppliers during the quarter, and estimates revenue from the contract cost portion of this accrual based on current gross margin rates to be consistent with its cost method of revenue recognition. The estimated value of unbilled amounts are determined using a regression analysis that estimates value based on the Company’s historical experience, and is adjusted for large individual projects. The profit and corresponding revenue is recognized over the contract term based on costs incurred under the cost-to-cost method. The Company utilizes the cost-to-cost method as it believes cost incurred best represents the amount of work completed and remaining on projects, and is the most common basis for computing percentage of completion in the industry. For purposes of recognizing revenue, the Company follows the five-step approach outlined in Accounting Standards Codification (“ASC”) 606-10-25.

As the cost-to-cost method is driven by incurred cost, the Company calculates the percentage of completion by dividing costs incurred to date by the total estimated cost. The percentage of completion is then multiplied by estimated revenues to determine inception-to-date revenue. Revenue recognized for the period is the current inception-to-date recognized revenue less the prior period inception-to-date recognized revenue. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss is updated in subsequent reporting periods. Because the Company’s billings are based on contract terms and do not coincide with our progress in a project, revenue recognition also includes an amount related to a contract asset or contract liability. If the recognized revenue is greater than the amount billed to the customer, a contract asset is recorded. Additionally, the contract asset includes retainage billed to the customer that cannot be collected until the contract work has been completed and approved. Conversely, if the amount billed to the customer is greater than the recognized revenue, a contract liability is recorded. Additionally, the contract liability includes a liability for the excess of costs over revenues for all contracts that are in a loss position.

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

Some of the Company’s contracts may have contract terms that include variable consideration such as safety or performance bonuses or liquidated damages. In accordance with ASC 606-10-32, the Company estimates the variable consideration using one of two methods. In contracts in which there is a binary

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

outcome, the most likely amount method is used. In instances in which there is a range of possible outcomes, the expected value method is used. In accordance with ASC 606-10-32-11, the Company includes the estimated amount of variable consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative recognized revenue will not occur when the final outcome of the variable consideration is determined. In contracts in which a significant reversal may occur, the Company uses constraint in recognizing revenue on variable consideration. Although the Company often enters into contracts that contain liquidated damage clauses, the Company rarely incurs them, and as such, the Company does not include amounts associated with liquidated damage clauses until it is probable that liquidated damages will occur. These items are continually monitored by multiple levels of management throughout the reporting period.

A portion of the work the Company performs requires financial assurances in the form of performance and payment bonds or letters of credit at the time of execution of the contract. Many of the Company’s contracts include retention provisions of up to 10%, which are generally withheld from each progress payment as retainage until the contract work has been completed and approved.

The Company provides warranties to customers on a basis customary to the industry; however, the warranty period does not typically exceed one year. Historically, warranty claims have not been material to the Company.

Total revenues do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales taxes. Sales tax and value added tax collected from customers is included in other current liabilities on the Company’s consolidated balance sheets.

Prior to January 1, 2018 the Company reported revenue under the accounting standard Revenue Recognition (Topic 605), under which revenues from long-term contracts were accounted for using the percentage-of-completion method of accounting. Under the percentage-of-completion method, the Company estimated profit as the difference between total estimated revenue and total estimated cost of a contract and recognized that profit over the contract term based on costs incurred under the cost-to-cost method.

Under Topic 605, revenues from the Company’s construction services were performed under fixed-price, time-and-equipment, time-and-materials, unit-price, and cost-plus fee contracts. For fixed-price and unit-price contracts, the Company used the ratio of cost incurred to date on the contract to management’s estimate of the contract’s total cost, to determine the percentage of completion on each contract. This method was used as management considered expended costs to be the best available measure of progression of these contracts. Contract cost included all direct costs on contracts, including labor and material, subcontractor costs and those indirect costs related to contract performance, such as supplies, fuel, tool repairs and depreciation. The Company recognized revenues from construction services with fees based on time-and-materials, or cost-plus fee as the services were performed and amounts were earned. If contracts included contract incentive or bonus provisions, they were included in estimated contract revenues only when the achievement of such incentive or bonus was reasonably certain.

Under Topic 605, contract costs incurred to date and expected total contract costs were continuously monitored during the term of the contract. Changes in job performance, job conditions and final contract settlements were factors that influenced management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, the Company’s profit recognition. These changes, which included contracts with estimated costs in excess of estimated revenues, were recognized in contract costs in the period in which the revisions were determined. At the point the Company anticipated a loss on a contract, the Company estimated the ultimate loss through completion and recognized that loss in the period in which the possible loss was identified.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

Joint Ventures and Noncontrolling Interests

The Company accounts for investments in joint ventures using the proportionate consolidation method for income statement reporting and under the equity method for balance sheet reporting, unless the Company has a controlling interest causing the joint venture to be consolidated with equity owned by other joint venture partners recorded as noncontrolling interests. Under the proportionate consolidation method, joint venture activity is allocated to the appropriate line items found on the consolidated statements of operations in proportion to the percentage of participation the Company has in the joint venture. Under the equity method the net investment in joint ventures is stated as a single item on the consolidated balance sheets. For joint ventures which the Company does not have a controlling interest, the Company’s share of any profits and assets and its share of any losses and liabilities are recognized based on the Company’s stated percentage partnership interest in the joint venture, and are normally recorded by the Company one month in arrears. The investments in joint ventures are recorded at cost and the carrying amounts are adjusted to recognize the Company’s proportionate share of cumulative income or loss, additional contributions made and dividends and capital distributions received. The Company records the effect of any impairment or any other-than-temporary decrease in the value of the joint venture investment as incurred, which may or may not be one month in arrears, depending on when the Company obtains the joint venture activity information. Additionally, the Company continually assesses the fair value of its investment in unconsolidated joint ventures despite using information that is one month in arrears for regular reporting purposes. The Company includes only its percentage ownership of each joint venture in its backlog. See Note 16 — Noncontrolling Interests to the Financial Statements for further information related to joint ventures in which the Company has a majority controlling interest.

Foreign Currency

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and ineffective long-term monetary assets and liabilities are recorded in the “other income, net” line on the consolidated statements of operations. For the year ended December 31, 2018, the Company recorded an insignificant amount of foreign currency losses. Effective foreign currency transaction gains and losses, arising primarily from long-term assets and liabilities are recorded in the foreign currency translation adjustment line on the consolidated statements of comprehensive income.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

The most significant estimates are related to estimates of costs to complete on contracts, pending change orders and claims, shared savings, insurance reserves, income tax reserves, estimates surrounding stock-based compensation, the recoverability of goodwill and intangibles and accounts receivable reserves. Actual results could differ from these estimates.

In 2018, the Company recognized revenues of $3.4 million related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the year ended December 31, 2018, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.7%, which resulted in decreases in operating income of $10.5 million, net income attributable to MYR Group Inc. of $8.2 million and diluted earnings per common share attributable to MYR Group Inc. of $0.49. The estimates are reviewed and revised quarterly, as needed. During the year ended December 31, 2017, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.7%, which resulted in decreases in operating income of $10.4 million, net income attributable to MYR Group Inc. of $6.2 million and diluted earnings per common share attributable to MYR Group Inc. of $0.38. During the year ended December 31, 2016, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.2%, which resulted in decreases in operating income of $2.6 million, net income attributable to MYR Group Inc. of $1.4 million and diluted earnings per common share attributable to MYR Group Inc. of $0.08.

Advertising

Advertising costs are expensed when incurred. Advertising costs, included in selling, general and administrative expenses, were $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Stock-Based Compensation

The Company determines compensation expense for stock-based awards based on the estimated fair values at the grant date and recognize the related compensation expense over the vesting period. The Company uses the straight-line amortization method to recognize compensation expense related to stock-based awards, such as restricted stock, restricted stock units and phantom stock units, that have only service conditions. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. The Company recognizes compensation expense related to performance awards that vest based on internal performance metrics and service conditions on a straight-line basis over the service period, but adjust inception-to-date expense based upon our determination of the potential achievement of the performance target at each reporting date. The Company recognizes compensation expense related to performance awards with market-based performance metrics on a straight-line basis over the requisite service period. Upon adoption ASU No. 2016-09, Compensation — Stock Compensation (Topic 718) in January of 2017, the Company elected to discontinue estimating future forfeitures and recognize forfeitures as they occur. Prior to the adoption, the Company used historical data to estimate the forfeiture rate applied to stock grants. Shares issued under the Company’s stock-based compensation program are taken out of authorized but unissued shares.

Earnings Per Share

The Company computes earnings per share using the treasury stock method. Under the treasury stock method, basic earnings per share attributable to MYR Group Inc. are computed by dividing net income attributable to MYR Group Inc. by the weighted average number of common shares outstanding during the

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

period. Diluted earnings per share attributable to MYR Group Inc. are computed by dividing net income attributable to MYR Group Inc. by the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2018 and 2017, the Company held its cash in checking accounts or in highly liquid money market funds. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to financial institutions for payment. The Company funds all intraday bank balances overdrafts during the same business day. Checks issued and outstanding in excess of bank balance are recorded in accounts payable in the Consolidated Balance Sheets and are reflected as a financing activity in the Consolidated Statements of Cash Flows.

Accounts Receivable and Allowance for Doubtful Accounts

The Company does not charge interest to its customers and carries its customer receivables at their face amounts, less an allowance for doubtful accounts. Based on the Company’s experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable as current assets.

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

Classification of Contract Assets and Liabilities

The Company recognizes revenue associated with its contracts with customers over time, for which the Company has an enforceable right to receive compensation. Many of our contracts contain specific provisions that determine when the Company can bill for its work performed under these contracts. Any revenue earned on a contract that has not yet been billed to the customer is recorded as a contract asset on the Company’s consolidated balance sheets. Contract retainages associated with contract work that has been completed and billed but not paid by its customers until the contracts are substantially complete, pursuant to contract retainage provisions under the contract, are also included in contract assets. The allowance for collection of contract retainage was not significant as of December 31, 2018 and 2017.

The Company’s consolidated balance sheets present contract liabilities which contain deferred revenue that represent any costs incurred on contracts in process for which revenue has not yet been recognized. Additionally, accruals for contracts in a loss provision are included in contract liabilities.

Property and Equipment

Property and equipment is carried at cost. Depreciation is computed using the straight-line method over estimated useful lives. Major modifications or refurbishments which extend the useful life of the assets are capitalized and depreciated over the adjusted remaining useful life of the assets. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in income from operations. The cost of maintenance and repairs is charged to expense as incurred. Property and equipment is reviewed for impairment and tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value of property and equipment exceeds its fair value, an impairment charge would be recorded in the statement of operations.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

Leases

The Company leases certain real estate, construction equipment and office equipment. Real estate is generally leased for terms up to ten years in duration. The terms and conditions of leases (such as renewal or purchase options and escalation clauses), if material, are reviewed at inception to determine the classification (operating or capital) of the lease. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 840-10-25.

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

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The Company reviews goodwill and intangible assets with indefinite lives for impairment on an annual basis at the beginning of the fourth quarter, or when circumstances change, such as a significant adverse change in the business climate or the decision to sell a business, both of which would indicate that impairment may have occurred. Intangible assets with finite lives are also reviewed for impairment and tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company may perform either a qualitative assessment or a two-step goodwill impairment test. The qualitative assessment considers financial, industry, segment and macroeconomic factors. If the qualitative assessment indicates a potential for impairment, the two-step method is used to determine if impairment exists. The two-step method begins with a comparison of the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. The company also performs a qualitative assessment on intangible assets with indefinite lives. If the qualitative assessment indicates a potential for impairment, a quantitative impairment test would be performed to compare the fair value of the indefinite-lived intangible asset with its carrying value. If the carrying value of goodwill or other indefinite-lived assets exceeds its implied fair value, an impairment charge would be recorded in the statement of operations.

As a result of the annual qualitative review process in 2017 and 2016, the Company determined it was not necessary to perform a two-step analysis.

In 2018, the Company performed a two-step analysis on goodwill and intangible assets with indefinite lives. The first step involves a comparison of the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded in the statement of operations. The step-one analysis did not indicate that the Company’s goodwill or indefinite-lived intangible assets were impaired. As a result, no step-two analysis was performed.

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

The Company is subject to a concentration of risk because it derives a significant portion of its revenues from a few customers. The Company’s top ten customers accounted for approximately 32.9%, 40.4%, and 46.4% of consolidated revenues for the years ended December 31, 2018, 2017 and 2016, respectively. For the year ended December 31, 2017, one T&D customer accounted for 10.7% of our revenues. For the years ended December 31, 2018 and 2016, no single customer accounted for more than 10.0% of annual revenues.

The Company grants trade credit under contractual payment terms, generally without collateral, to its customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, the Company may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2018 and 2017, none of our customers individually exceeded 10.0% of accounts receivable. The Company believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

As of December 31, 2018, approximately 88% of the Company’s craft labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, the Company cannot be certain that strikes or work stoppages will not occur in the future.

Recent Accounting Pronouncements

Changes to GAAP are typically established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. The Company, based on its assessment, determined that any recently issued or proposed ASUs not listed below are either not applicable to the Company or may have minimal impact on its Financial Statements.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments under this pronouncement changed how an entity recognizes revenue from contracts it enters to transfer goods, services or nonfinancial assets to its customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the amendments require expanded disclosure to enable the users of the financial statements to understand the nature, timing and uncertainty of revenue and cash flow arising from contracts with customers. On January 1, 2018, the Company adopted this ASU on a modified retrospective basis. Results for reporting periods beginning after January 1, 2018 are presented under Revenue from Contracts with Customers (Topic 606), while prior period amounts reported on the Company’s consolidated statement of operations were not adjusted and continue to be reported in accordance with the Company’s historical accounting under Revenue

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

Recognition Topic 605. See Note 3 — Revenue Recognition to the Financial Statements for further information related to the Company’s accounting policy and transition disclosures associated with the adoption of this pronouncement.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement will change the way all leases with durations in excess of one year are treated. Under this guidance, lessees will be required to recognize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or capital lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, which contain provisions similar to capitalized leases, are amortized like capital leases under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. This update is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2018. The Company intends to adopt this new guidance using the cumulative effect method, which would apply to all new lease contracts initiated on or after January 1, 2019. For existing lease contracts that have remaining obligations as of January 1, 2019, the difference between the recognition criteria in the new guidance and the Company’s current practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization, Business and Significant Accounting Policies  – (continued)

The Company continues to evaluate the impact that this pronouncement, and all amendments relating to this pronouncement, will have on its policies and procedures pertaining to its existing and future lease arrangements, disclosure requirements and on the Company’s financial statements. The Company has appointed a committee to transition its policies and procedures based on the requirements of this pronouncement and has purchased lease software to support the additional requirements relating to this pronouncement. When this pronouncement is adopted in 2019, the Company expects that most existing operating lease commitments that extend beyond twelve months at the time of adoption will be recognized as lease liabilities and right-of-use (“ROU”) assets upon adoption. Based on preliminary evaluations, the Company estimates that the value of lease liabilities will be between $17 million and $19 million upon adoption with corresponding ROU assets of the same amount based on the present value of the remaining minimum lease payments under current leasing standards. Additionally, we expect to elect the ’package of practical expedients,’ which permits the Company to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company currently does not expect to elect the use of the hindsight practical expedient or the practical expedient pertaining to land easements. The Company, however, expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for our real estate and vehicle leases. While the Company is still evaluating the requirements of this update, it currently does not expect the adoption to have a material impact on the recognition, measurement or presentation of lease expenses within the Consolidated Statements of Operations and Comprehensive Income or Consolidated Statements of Cash Flows. See Note 12 — Lease Obligations to the Financial Statements for further information related to the Company’s future minimum lease payments and the timing of those payments.

2. Acquisitions

Huen Electric, Inc.

On July 2, 2018, the Company completed the acquisition of substantially all of the assets of Huen Electric, Inc., an electrical contracting firm based in Illinois, Huen Electric New Jersey Inc., an electrical contracting firm based in New Jersey, and Huen New York, Inc., an electrical contracting firm based in New York (collectively, the “Huen Companies”). The Huen Companies provide a wide range of commercial and industrial electrical construction capabilities under the Company’s C&I segment in Illinois, New Jersey and New York. The total consideration paid was approximately $47.1 million, subject to working capital and net asset adjustments, which was funded through borrowings on the line of credit. Total consideration paid may include a portion subject to potential net asset adjustments which are expected to be finalized in early 2019. The Company’s preliminary estimate of these net asset adjustments was approximately $10.7 million as of the July 2, 2018 closing date and approximately $11.2 million as of December 31, 2018, which will increase the total consideration to be paid, and is recorded in other current liabilities on the consolidated balance sheets.

The purchase agreement also includes contingent consideration provisions for margin guarantee adjustments based upon performance subsequent to the acquisition on certain contracts. The contracts are valued at fair value at the acquisition date, causing no margin guarantee estimate or adjustments for fair value. Changes in contract estimates, such as modified costs to complete or change order recognition, have resulted and will continue to result in changes to these margin guarantee estimates. Changes in contingent consideration, subsequent to the acquisition, related to the margin guarantee adjustments on certain contracts of approximately $3.9 million were recorded in other expense for the year ended December 31, 2018. Future margin guarantee adjustments, if any, are expected to be recognized through 2019. The Company could also be required to make compensation payments contingent on the successful achievement of certain performance targets and continued employment of certain key executives of the Huen Companies. These payments are

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

2. Acquisitions  – (continued)

recognized as compensation expense in the consolidated statements of operations as incurred. For the year ended December 31, 2018 the Company recognized $0.6 million of compensation expense associated with these contingent payments.

The results of operations for Huen Companies are included in the Company’s consolidated statement of operations and the C&I segment from the date of acquisition. Costs of approximately $0.3 million related to the acquisition were included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2018.

The following table summarizes the preliminary allocation of the opening balance sheet from the date of acquisition through December 31, 2018:

(in thousands)	(as of acquisition date) July 2, 2018	Measurement Period Adjustments	Adjusted acquisition amounts as of December 31, 2018
Consideration paid	$47,082	$—	$47,082
Preliminary estimated net asset adjustments	10,749	461	11,210
Total consideration, net of net asset adjustments	$57,831	$461	$58,292
Accounts receivable	$33,903	$206	$34,109
Contract assets	10,570	1,010	11,580
Other current and long term assets	88	1	89
Property and equipment	3,188	—	3,188
Intangible assets	—	24,300	24,300
Accounts payable	(9,592)	(1,274)	(10,866)
Contract liabilities	(6,394)	525	(5,869)
Other current liabilities	(6,570)	—	(6,570)
Net identifiable assets and liabilites	25,193	24,768	49,961
Unallocated intangible assets	9,800	(9,800)	—
Total aquired assets and liabilites	34,993	14,968	49,961
Fair value of aquired noncontrolling interests	(1,273)	(7)	(1,280)
Goodwill	$24,111	$(14,500)	$9,611

The Company has developed preliminary estimates of fair value of the assets acquired and liabilities assumed for the purposes of allocating the purchase price. In conjunction with the acquisition of the Huen Companies, the Company acquired a majority-ownership of an ongoing joint venture. The assets acquired within the joint venture are recorded at their fair value at the time of the acquisition, relate to a specific contract, and no assets or liabilities outside of the operations of the contract existed at the acquisition date. The goodwill to be recognized, which represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed, is primarily attributable to the value of an assembled workforce and other non-identifiable assets. No synergies were anticipated in the acquisition as the three companies will function as individual districts within the Company’s operating structure. There may be further adjustments to the total consideration as the net asset adjustments are finalized. Additionally, the Company will perform an analysis of the purchase price allocation and make appropriate adjustments based on the analysis. All of the goodwill and identifiable intangible assets are expected to be tax deductible per applicable Internal Revenue Service regulations.

The following unaudited supplemental pro forma results of operations have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

2. Acquisitions  – (continued)

future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors:

	Year ended December 31,

(In thousands, except per share data)	2018	2017
	(unaudited)	(unaudited)
Contract revenues	$1,612,618	$1,523,328
Net income	$35,872	$26,531
Net income attributable to MYR Group, Inc.	$34,947	$25,561
Income per common share:
– Basic	$2.13	$1.57
– Diluted	$2.11	$1.55
Weighted average number of common shares and potential common shares outstanding:
– Basic	16,441	16,273
– Diluted	16,585	16,496

The pro forma combined results of operations for years ended December 31, 2018 and 2017 were prepared by adjusting the historical results of the Company to include the historical results of the Huen Companies as if the acquisition occurred on January 1, 2017. These pro forma results were adjusted for the following:

•	To include additional depreciation associated with the estimated step-up in fair value of the property and equipment acquired.
•	To record the net reduction in lease expense associated with the revised real estate lease contracts that were completed at the time of the acquisition.
•	To record transaction costs associated with the acquisition.
•	To record the estimated amortization related to the acquired intangible assets discussed above.
•	To record the additional interest expense related to the incremental borrowings of $47.1 million on the Company’s credit facility as if the borrowing occurred on January 1, 2017.
•	To reflect the income tax effect of pro forma adjustments at the statutory tax rate.
•	To record estimated compensation payments contingent on the successful achievement of certain performance targets.

Revenues of approximately $69.0 million and income before income taxes of approximately $0.5 million, were included in the Company’s consolidated results of operations for the year ended December 31, 2018 related to the acquisition of the Huen Companies.

Western Pacific Enterprises Ltd.

On October 28, 2016, the Company completed the acquisition of substantially all of the assets of Western Pacific Enterprises GP and Western Pacific Enterprises Ltd., except for certain real estate owned by Western Pacific Enterprises Ltd., with the company continuing operations under the name Western Pacific Enterprises Ltd. (“WPE”), an electrical contracting firm in western Canada. With its main headquarters in Coquitlam, British Columbia, WPE provides a wide range of commercial and industrial electrical construction capabilities under the Company’s C&I segment. WPE also provides substation construction capabilities under the Company’s T&D segment. The total consideration paid was approximately $12.1 million, which was funded

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

2. Acquisitions  – (continued)

through borrowings from our line of credit. Total consideration paid included $2.2 million subject to potential net asset adjustments. These net asset adjustments were approximately $0.8 million as of the October 28, 2016 closing date and as of December 31, 2017. The Company accounted for the net asset adjustments as a reduction to consideration paid which was funded through the return of funds held in a $1.9 million escrow account, established at the time of purchase. The purchase agreement also included provisions for margin guarantee adjustments based upon performance subsequent to the acquisition on certain contracts. In early 2018, the Company finalized an agreement to settle all amounts outstanding under the margin guarantee adjustment provision as well as previous contingent compensation agreements that were being recognized as compensation expense in the consolidated statement of operations as incurred. As a result, the Company recorded other expense of $2.3 million for the year ended December 31, 2017 and reversed the compensation expense that was previously recorded. The Company had previously recognized other income of $1.4 million relating to the margin guarantee adjustments provision for the year ended December 31, 2016.

3. Revenue Recognition

Change in Accounting Policy

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018. Results on the Company’s consolidated statement of operations for reporting periods beginning after December 31, 2017 are presented under this new pronouncement, while prior period amounts reported on the Company’s consolidated statement of operations are not adjusted and continue to be reported under the accounting standard Revenue Recognition Topic 605, which was in effect for prior periods. In connection with the adoption of this ASU, certain changes have been made to the Company’s consolidated balance sheet. The accounts previously named “Costs and estimated earnings in excess of billings on uncompleted contracts” and “Billings in excess of costs and estimated earnings on uncompleted contracts” have been renamed “Contract assets” and “Contract liabilities”, respectively. In addition, contract retainages previously classified in accounts receivable, net of allowances were reclassified into contract assets and accruals for contracts in a loss position previously classified in other current liabilities were reclassified into contract liabilities.

The Company recorded an increase to opening retained earnings of $0.7 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, representing revenues which would have been recognized in prior periods under Topic 606. The impact of adopting Topic 606 for 2018 was an increase of $0.2 million to revenue. The cumulative adjustment and the impact experienced during 2018 were due to accelerated recognition of contract provisions related to variable consideration previously not permitted to be recognized under Topic 605 until no remaining contingency existed related to this consideration. For additional information related to impact of this pronouncement, see Note 1 — Organization, Business and Summary of Significant Accounting Policies to our Financial Statements.

Disaggregation of Revenue

A majority of the Company’s revenues are earned through contracts with customers that normally provide for payment upon completion of specified work or units of work as identified in the contract. Although there is considerable variation in the terms of these contracts, they are primarily structured as fixed-price contracts, under which the Company agrees to do the entire project for a fixed amount, or unit-price contracts, under which the Company agrees to do the work at a fixed price per unit of work as specified in the contract. The Company also enters into time-and-equipment and time-and-materials contracts under which the Company is paid for labor and equipment at negotiated hourly billing rates and for other expenses, including materials, as incurred at rates agreed to in the contract. Finally, the Company sometimes enters into cost-plus contracts, where the Company is paid for costs plus a negotiated margin. On occasion, time-and-equipment, time-and-materials and cost-plus contracts require the Company to include a guaranteed not-to-exceed maximum price.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

3. Revenue Recognition  – (continued)

Historically, fixed-price and unit-price contracts have had the highest potential margins; however, they have had a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have historically had less margin upside, but generally have had a lower risk of cost overruns. The Company also provides services under master service agreements (“MSAs”) and other variable-term service agreements. MSAs normally cover maintenance, upgrade and extension services, as well as new construction. Work performed under MSAs is typically billed on a unit-price, time-and-materials or time-and-equipment basis. MSAs are typically one to three years in duration; however, most of the Company’s contracts, including MSAs, may be terminated by the customer on short notice, typically 30 to 90 days, even if the Company is not in default under the contract. Under MSAs, customers generally agree to use the Company for certain services in a specified geographic region. Most MSAs include no obligation for the contract counterparty to assign specific volumes of work to the Company and do not require the counterparty to use the Company exclusively, although in some cases the MSA contract gives the Company a right of first refusal for certain work. Additional information related to the Company’s market types is provided in Note 16 — Segment Information to the Financial Statements.

The components of the Company’s revenue by contract type for the year ended December 31, 2018 were as follows:

	2018
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$361,699	40.5%	$452,732	71.0%	$814,431	53.2%
Unit price	181,179	20.3	51,590	8.1	232,769	15.2
T&E	305,581	34.2	34,938	5.4	340,519	22.2
Other	44,649	5.0	98,801	15.5	143,450	9.4
	$893,108	100.0%	$638,061	100.0%	$1,531,169	100.0%

The components of the Company’s revenue by market type for the year ended December 31, 2018 were as follows:

	2018
(dollars in thousands)	Amount	Percent	Segment
Transmission	$559,467	36.5%	T&D
Distribution	333,641	21.8	T&D
Electrical construction	638,061	41.7	C&I
Total Revenue	$1,531,169	100.0%

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

The Company’s consolidated balance sheets present contract assets which contains unbilled revenue (previously identified as costs and estimated earnings in excess of billings) and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, which are generally due once the job is completed and approved. The allowance for collection of contract retainage was not significant as of December 31, 2018 and 2017.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

3. Revenue Recognition  – (continued)

Contract assets consisted of the following at December 31:

(in thousands)	2018	2017	Change
Unbilled revenue	$111,153	$78,260	$32,893
Contract retainages, net	49,128	42,732	6,396
Contract assets	$160,281	$120,992	$39,289

The Company’s consolidated balance sheets present contract liabilities which contains deferred revenue (previously identified as billings in excess of costs and estimated earnings on uncompleted contracts) and an accrual for contracts in a loss provision.

Contract liabilities consisted of the following at December 31:

(in thousands)	2018	2017	Change
Deferred revenue	$57,051	$28,919	$28,132
Accrued loss provision	1,483	1,305	178
Contract liabilities	$58,534	$30,224	$28,310

The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	2018	2017	Change
Contract assets	$160,281	$120,992	$39,289
Contract liabilities	(58,534)	(30,224)	(28,310)
Net contract assets (liabilities)	$101,747	$90,768	$10,979

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s performance and customer payment. The amount of revenue recognized in the period that was included in the opening contract liability balances was $22.1 million for 2018. This revenue consists primarily of work performed on previous billings to customers.

The net asset position for contracts in process consisted of the following at December 31:

(in thousands)	2018	2017
Costs and estimated earnings on uncompleted contracts	$2,718,713	$1,978,981
Less: Billings to date	2,664,611	1,929,640
	$54,102	$49,341

The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows at December 31:

(in thousands)	2018	2017
Unbilled revenue	$111,153	$78,260
Deferred revenue	(57,051)	(28,919)
	$54,102	$49,341

Remaining Performance Obligations

On December 31, 2018, the Company had $1.06 billion of remaining performance obligations. The Company’s remaining performance obligations includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. The following table summarizes that amount of remaining performance obligations that the Company expects

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

3. Revenue Recognition  – (continued)

to be realized as of December 31, 2018 and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months.

	Remaining Performance Obligations as of December 31, 2018
(In thousands)	Total	Amount estimated to not be recognized within 12 months
T&D	$418,178	$19,698
C&I	644,547	167,652
Total	$1,062,725	$187,350

The Company expects a vast majority of the remaining performance obligations to be recognized within twenty-four months, although the timing of the Company’s performance is not always under its control. Additionally, the difference between the remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s MSAs under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to backlog is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of December 31, 2018 and 2017, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of December 31, 2018 and 2017, the fair value of the Company’s long-term debt and capital lease obligations, were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at December 31, 2018 and variable interest rates at December 31, 2017. Long-term debt with variable interest rates was based on rates for new issues with similar remaining maturities and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations and long term debt with fixed interest rates also approximated fair value.

5. Accounts Receivable

Accounts receivable consisted of the following at December 31:

(in thousands)	2018	2017
Contract receivables	$282,283	$231,808
Other	7,475	9,073
	289,758	240,881
Less: Allowance for doubtful accounts	(1,331)	(605)
	$288,427	$240,276

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

5. Accounts Receivable  – (continued)

The roll-forward of activity in the allowance for doubtful accounts was as follows for the years ended December 31:

(in thousands)	2018	2017	2016
Balance at beginning of period	$605	$432	$376
Less: Reduction in (provision for) allowances	(860)	(263)	(146)
Less: Write offs, net of recoveries	123	92	90
Change in foreign currency translation	11	(2)	—
Balance at end of period	$1,331	$605	$432

6. Property and Equipment

Property and equipment consisted of the following at December 31:

(dollars in thousands)	Estimated Useful Life in Years	2018	2017
Land	—	$8,475	$7,733
Buildings and improvements	3 to 39	23,228	22,718
Construction equipment	3 to 12	371,941	340,060
Office equipment	3 to 10	11,743	8,964
		415,387	379,475
Less: Accumulated depreciation and amortization		(253,495)	(231,391)
		$161,892	$148,084

Construction equipment includes assets under capital leases — see additional information provided in Note 12 — Lease Obligations to the Financial Statements.

Depreciation and amortization expense of property and equipment for the years ended December 31, 2018, 2017 and 2016 was $38.1 million, $38.1 million and $38.2 million, respectively.

7. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following at December 31:

	2018			2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
T&D	$40,224	$—	$40,224	$40,224	$—	$40,224
C&I	16,364	—	16,364	6,770	—	6,770
Total goodwill	$56,588	$—	$56,588	$46,994	$—	$46,994
Amortizable Intangible Assets
Backlog	$2,789	$1,889	$900	$989	$989	$—
Customer relationships	17,280	4,970	12,310	5,277	4,069	1,208
Trade names	695	172	523	695	125	570
Indefinite-lived Intangible Assets
Trade names	19,533	—	19,533	9,074	—	9,074
Total Intangible assets	$40,297	$7,031	$33,266	$16,035	$5,183	$10,852

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

7. Goodwill and Intangible Assets  – (continued)

The increase in goodwill as of December 31, 2018 compared to December 31, 2017 was due to the allocation of $9.6 million of goodwill related to the acquisition of the Huen Companies identified during the ongoing analysis of the purchase accounting. The increase in intangible assets also related to the acquisition of the Huen Companies and are being amortized on a straight-line basis over periods ranging up to 12 years. Additional financial information related to this acquisition is provided in Note 2 — Acquisitions to the Financial Statements. Immaterial foreign currency translation adjustments related to goodwill and intangible assets are netted with the amounts indicated above.

Customer relationships and backlog are being amortized on a straight-line method over an estimated useful life ranging up to 12 years and the remaining life of the contract, respectively, and have been determined to have no residual value. Amortizable trade names are being amortized on a straight-line basis over an estimated useful life of approximately 15 years. Certain trade names have indefinite lives and, therefore, are not being amortized. Intangible asset amortization expense was $1.8 million, $0.5 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, estimated future intangible asset amortization expense for the each of the next five years and thereafter was as follows:

(In thousands)	Future Amortization Expense
2019	$2,037
2020	1,137
2021	1,137
2022	1,137
2023	1,137
Thereafter	7,148
Total	$13,733

8. Accrued Liabilities

Other current liabilities consisted of the following at December 31:

(in thousands)	2018	2017
Payroll and incentive compensation	$21,641	$9,146
Net asset adjustments	11,210	—
Union dues and benefits	11,465	12,494
Profit sharing and thrift plan	1,215	443
Taxes, other than income taxes	7,999	6,807
Other	7,828	4,843
	$61,358	$33,733

See additional information on net asset adjustments provided in Note 2 — Acquisitions to the Financial Statements.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

9. Debt

The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreement for equipment notes:

(dollar amounts in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of December 31, 2018	Outstanding Balance as of December 31, 2017
Credit Agreement
Revolving loans	6/30/2016	Variable	Variable	5	$58,306	$78,960
Equipment Notes
Equipment Note 1	9/28/2018	4.16%	Semi-annual	5	12,655	—
Equipment Note 2	9/28/2018	4.23%	Semi-annual	7	12,279	—
Equipment Note 3	12/31/2018	3.97%	Semi-annual	5	2,291	—
Equipment Note 4	12/31/2018	4.02%	Semi-annual	7	2,313	—
Equipment Note 5	12/31/2018	4.01%	Semi-annual	7	1,948	—
					31,486	—
Total Debt					89,792	78,960
Less: Current Portion of long-term debt					(3,681)	—
Long-term debt					$86,111	$78,960

Credit Agreement

On June 30, 2016, the Company entered into a five-year amended and restated credit agreement, as amended from time to time (the “Credit Agreement”), with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A, that provided for a $250 million facility (the “Facility”), which could be used for revolving loans and letters of credit. On September 28, 2018, the Company amended the Credit Agreement. This amendment, among other things, reduces the amount of the Facility available to be used for letters of credit to a maximum of $150 million. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $50 million. The Company has an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $100 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. Additionally, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement are used for working capital, capital expenditures, acquisitions, stock repurchases and other general corporate purposes.

Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 1.00%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on the Company’s consolidated leverage ratio (the “Leverage Ratio”) which is defined in the Credit Agreement as Consolidated Total Indebtedness divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.125% to 2.125% for non-performance letters of credit or 0.625% to 1.125% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.375%, based on the Company’s

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

9. Debt  – (continued)

consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.25. The weighted average interest rate on borrowings outstanding on the Facility for the year ended December 31, 2018 was 3.08% per annum.

Under the Credit Agreement, the Company is subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, the Company may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters. The Company was in compliance with all of its financial covenants under the Credit Agreement as of December 31, 2018.

As of December 31, 2018, the Company had letters of credit outstanding under the Facility of approximately $21.2 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $3.6 million related to contract performance obligations. As of December 31, 2017, the Company had letters of credit outstanding under the Facility of approximately $20.9 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $3.3 million related to contract performance obligations.

The Company has remaining deferred debt issuance costs totaling $0.6 million as of December 31, 2018, related to the line of credit. As permitted under ASU No. 2015-15, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.

Equipment Notes

On September 28, 2018, the Company entered into a Master Equipment Loan and Security Agreement (the “Master Loan Agreement”) with Banc of America Leasing & Capital, LLC (“BofA”). The Master Loan Agreement may be used for the financing of equipment between the Company and BofA pursuant to one or more “Equipment Notes”. Each Equipment Note executed under the Master Loan Agreement constitutes a separate, distinct and independent financing of equipment and a contractual obligation of the Company, which may contain prepayment clauses.

As of December 31, 2018, we have five Equipment Notes outstanding under the Master Loan Agreement that are collateralized by equipment and vehicles owned by the Company. The following table sets forth our remaining principal payments for the Company’s outstanding Equipment Notes as of December 31, 2018:

(In thousands)	Future Equipment Notes Principal Payments
2019	$3,681
2020	3,835
2021	3,996
2022	4,163
2023	7,327
Thereafter	8,484
Total future principal payments	$31,486
Less: Current portion of equipment notes	(3,681)
Long-term principal obligations	$27,805

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

10. Income Taxes

Income before income taxes by geographic area was, for the years ended December 31:

(in thousands)	2018	2017	2016
Federal	$48,393	$33,830	$39,419
Foreign	(5,325)	(9,190)	(1,074)
	$43,068	$24,640	$38,345

The income tax provision consisted of the following for the years ended December 31:

(in thousands)	2018	2017	2016
Current
Federal	$5,155	$7,020	$9,838
State	3,310	1,557	2,871
	8,465	8,577	12,709
Deferred
Federal	4,936	(1,453)	2,491
Foreign	(822)	(875)	481
State	(805)	(2,763)	1,233
	3,309	(5,091)	4,205
Income tax expense	$11,774	$3,486	$16,914

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for operations were as follows for the years ended December 31:

	2018	2017	2016
U.S federal statutory rate	21.0%	35.0%	35.0%
Deferred balance adjustments due to Tax Act, net	—	(31.6)	—
State income taxes, net of U.S. federal income tax expense	5.2	5.3	5.2
Change in valuation allowance	1.2	6.4	1.6
Domestic production/manufacturing deduction	—	(1.6)	(1.9)
Tax differential on foreign earnings	(0.5)	3.2	0.6
Deferred state tax adjustments, net	—	(2.4)	1.6
Non-deductible meals and entertainment	0.8	1.7	1.0
Stock compensation excess tax benefits	(0.1)	(3.1)	—
Uncertain tax positions	0.1	2.0	—
Provision to return adjustments, net	(0.2)	(0.3)	0.8
Non-controlling interest	(0.5)	—	—
Other income, net	0.3	(0.5)	0.2
Effective rate	27.3%	14.1%	44.1%

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

10. Income Taxes  – (continued)

The net deferred tax assets and (liabilities) arising from temporary differences was as follows at December 31:

(in thousands)	2018	2017
Deferred income tax assets:
Self insurance reserves	$4,299	$4,555
Contract loss reserves	350	317
Stock-based awards	1,143	1,571
Bonus	3,271	590
Non-U.S. operating loss	2,672	2,173
Non-U.S. deferred income tax assets, net	1,526	773
Other	1,958	1,359
Total deferred income tax assets before valuation allowances	15,219	11,338
Less: valuation allowances	(2,672)	(2,173)
Total deferred income tax assets	12,547	9,165
Deferred income tax liabilities:
Property and equipment – tax over book depreciation	(26,030)	(18,792)
Intangible assets – tax over book amortization	(1,890)	(2,186)
Other	(2,025)	(1,639)
Total deferred income tax liabilities	(29,945)	(22,617)
Net deferred income taxes	$(17,398)	$(13,452)

The Company determined that it is more-likely-than-not that it will not realize the deferred tax assets on certain Canadian subsidiaries and recorded a valuation allowance against the entire related deferred tax assets.

As of December 31, 2018, the Company had no undistributed earnings of our Canadian subsidiaries. We expect future earnings to be reinvested. Accordingly, as of December 31, 2018 no provision for U.S. income taxes or foreign withholding taxes has been made.

The Company is subject to taxation in various jurisdictions. The Company is currently under examination by U. S. federal authorities for its 2016 tax returns and its 2017 tax return is subject to examination by U. S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2014 through 2017.

The Company has recorded a liability for unrecognized tax benefits related to tax positions taken on its various income tax returns. If recognized, the entire amount of unrecognized tax benefits would favorably impact the effective tax rate that is reported in future periods. The decrease in the unrecognized tax benefits as of December 31, 2018 was primarily due to the reclassification of reserves for state tax expenses from unrecognized tax benefits to deferred tax liability during the year ended December 31, 2018. These state tax expenses were deducted on the federal tax returns for the 2011 through 2017. The total unrecognized tax benefits is expected to be reduced by less than $0.1 million within the next 12 months. Interest and penalties related to uncertain income tax positions are included as a component of income tax expense in the Financial Statements.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

10. Income Taxes  – (continued)

The following is a reconciliation of the beginning and ending liability for unrecognized tax benefits at December 31:

(in thousands)	2018	2017
Balance at beginning of period	$751	$271
Gross increases in current period tax positions	25	63
Gross increases in prior period tax positions	—	434
Reductions in tax positions due to lapse of statutory limitations	(8)	(17)
Reclass from unrecognized tax benefits to deferred tax liability	(441)	—
Balance at end of period	327	751
Accrued interest and penalties at end of period	48	36
Total liability for unrecognized tax benefits	$375	$787

The liability for unrecognized tax benefits, including accrued interest and penalties, was included in other liabilities in the accompanying consolidated balance sheets. The amount of interest and penalties charged or credited to income tax expense as a result of the unrecognized tax benefits was not significant in the years ended December 31, 2018, 2017 and 2016.

11. Commitments and Contingencies

Purchase Commitments

As of December 31, 2018, the Company had approximately $15.0 million in outstanding purchase orders for certain construction equipment, with cash outlay scheduled to occur over the next nine months.

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

The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the deductible is included in total assets in the consolidated balance sheets. The following table includes the Company’s accrued short- and long-term insurance liabilities at December 31:

(in thousands)	2018	2017	2016
Balance at beginning of period	$45,363	$42,584	$36,967
Net increases in reserves	31,193	22,938	25,139
Net payments made	(22,517)	(20,159)	(19,522)
Balance at end of period	$54,039	$45,363	$42,584

Insurance expense, including premiums, for workers’ compensation, general liability, automobile liability, employee health benefits, and other coverages for the years ended December 31, 2018, 2017 and 2016 was $30.4 million, $29.5 million and $25.6 million, respectively.

Performance and Payment Bonds and Parent Guarantees

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

11. Commitments and Contingencies  – (continued)

sureties for any expenses paid out under these bonds. As of December 31, 2018, an aggregate of approximately $614.9 million in original face amount of bonds issued by the Company’s sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $324.7 million as of December 31, 2018.

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

Collective Bargaining Agreements

Most of the Company’s subsidiaries’ craft labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from any of the multi-employer pension plans or if the plans were to otherwise become underfunded, the subsidiary could incur liabilities for additional contributions related to these plans. Although the Company has been informed that the status of some multi-employer pension plans to which its subsidiaries contribute have been classified as “critical” the Company is not currently aware of any potential liabilities related to this issue. See Note 14 — Employee Benefit Plans to the Financial Statements for further information related to the Company’s participation in multi-employer plans.

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

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

12. Lease Obligations

From time to time, the Company enters into leasing arrangements for real estate, vehicles and construction equipment. In 2017, the Company entered into master leasing arrangements for vehicles and construction equipment. Some of the leases entered into under these agreements met the requirements for capitalization and were recorded as capital leases, while others were treated as operating leases. As of December 31, 2018, the Company had no outstanding commitments to enter into future leases under its master lease agreements.

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

As of December 31, 2018, the Company had approximately $2.7 million of capital lease obligations outstanding, $1.1 million of which was classified as a current liability.

As of December 31, 2018 and 2017, $2.6 million and $3.7 million, respectively, of leased assets were capitalized in construction equipment, net of accumulated depreciation. Additional information related to property and equipment is provided in Note 6 — Property and Equipment to the Financial Statements.

Operating Leases

The Company leases real estate, construction equipment and office equipment under operating leases with remaining terms ranging from one to eight years.

Rent expense includes lease payments as well as rent on items that are rented under cancellable rental agreements. Total rent expense for the years ended December 31, 2018, 2017 and 2016, was $60.5 million, $44.6 million and $44.9 million, respectively.

The future minimum lease payments required under capital leases, less interest, and future minimum lease payments required under operating leases as of December 31, 2018 were as follows:

(In thousands)	Capital Lease Obligations	Operating Lease Obligations
2019	$1,185	$4,829
2020	1,185	3,754
2021	365	2,971
2022	—	2,379
2023	—	1,335
Thereafter	—	2,127
Total minimum lease payments	$2,735	$17,395
Interest	(102)
Net present of minimum lease payments	2,633
Less: Current portion of capital lease obligations	1,119
Long-term capital lease obligations	$1,514

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

12. Lease Obligations  – (continued)

Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at market rental rates. As of December 31, 2018, the minimum lease payments required under these leases totaled approximately $2.8 million, which is to be paid over the next 4.5 years.

13. Stock-Based Compensation

The Company maintains two equity compensation plans under which stock-based compensation has been granted, the 2017 Long-Term Incentive Plan, (the “LTIP”) and the 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014) (the “2007 LTIP” and, collectively with the LTIP, the “Long-Term Incentive Plans”). Upon the adoption of the LTIP, awards were no longer granted under the 2007 LTIP. The LTIP was approved by our stockholders and provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) restricted stock units, (f) performance awards, (g) phantom stock, (h) stock bonuses, (i) dividend equivalents, or (j) any combination of such awards. The LTIP permits the granting of up to 900,000 shares to directors, officers and other employees of the Company. Grants of awards to employees are approved by the Compensation Committee of the Board of Directors and grants to independent members of the Board of Directors are approved by the Board of Directors. All awards are made with an exercise price or base price, as the case may be, that is not less than the full fair market value per share on the date of grant. No stock option or stock appreciation right may be exercised more than 10 years from the date of grant.

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

Following is a summary of stock option activity for the three-year period ending December 31, 2018:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	730,605	$16.40
Exercised	(443,283)	$14.03
Forfeited	(933)	$24.68
Expired	(40,672)	$21.40
Outstanding and Exercisable at December 31, 2016	245,717	$19.82	4.4 years	$4,396
Exercised	(79,797)	$15.43
Outstanding and Exercisable at December 31, 2017	165,920	$21.92	4.2 years	$2,292
Exercised	(88,053)	$21.54
Expired	(1,103)	$21.16
Outstanding and Exercisable at December 31, 2018	76,764	$22.33	2.9 years	$446

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

13. Stock-Based Compensation  – (continued)

Other data relating to option activity for the years ended December 31 are as follows:

(dollars in thousands)	2018	2017	2016
Intrinsic value of options exercised	$1,277	$1,721	$7,832
Fair value of options vested	—	—	372

The following table summarizes information with respect to stock options outstanding and exercisable under the Company’s plans at December 31, 2018:

	Options Outstanding and Exercisable
Exercise Price	Number Of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
$17.18 – $17.18	7,587	$17.18	1.2 years
$17.48 – $17.48	15,654	$17.48	3.1 years
$24.18 – $24.18	17,948	$24.18	2.2 years
$24.68 – $24.68	35,575	$24.68	3.5 years
	76,764	$22.35	2.9 years

Time-Vested Stock Awards

The company grants time-vested stock awards under the LTIP in the form of restricted stock awards, restricted stock units or equity-settled phantom stock. The grant date fair value of the time-vested stock awards is equal to the closing market price of the Company’s common stock on the date of grant. Time-vested stock awards granted under the LTIP to eligible employees in 2018 generally vest ratably, on an annual basis, over three years. Time-vested stock awards granted under the LTIP to non-employee directors in 2018 vest over a one year period.

Following is a summary of time-vested stock awards activity for the three-year period ending December 31, 2018:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2016	201,949	$24.58
Granted	112,912	$24.66
Vested	(88,301)	$25.18
Forfeited	(3,144)	$26.09
Outstanding unvested at December 31, 2016	223,416	$25.26
Granted	66,352	$37.49
Vested	(99,774)	$25.19
Forfeited	(1,346)	$31.22
Outstanding unvested at December 31, 2017	188,648	$29.55
Granted	93,280	$30.22
Vested	(96,840)	$28.91
Forfeited	(9,657)	$27.02
Outstanding unvested at December 31, 2018	175,431	$30.40

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

13. Stock-Based Compensation  – (continued)

Performance Awards

The Company grants performance awards under the LTIP. Under these awards, shares of the Company’s common stock may be earned based on the Company’s performance compared to defined metrics. The number of shares earned under a performance award may vary from zero to 200% of the target shares awarded, based upon the Company’s performance compared to the metrics. The metrics used for the grant are determined by the Compensation Committee of the Board of Directors and may be either based on internal measures such as the Company’s financial performance compared to target or on a market-based metric such as the Company’s stock performance compared to a peer group. Performance awards cliff vest upon attainment of at least the minimum stated performance targets and minimum service requirements and are paid in common shares of the Company’s stock. During 2018, management concluded that it was probable that the minimum performance threshold would not be met for certain performance shares that were granted during 2016 and 2017. As a result, the Company reversed $0.7 million in stock compensation from previous accruals.

The Company recognizes stock-based compensation expense related to market-based performance awards based on the grant date fair value, which is computed using a Monte Carlo simulation. The Company recognizes stock-based compensation expense related to internal measure-based performance awards based on the grant date fair value, which is the closing price of the Company’s stock on the date of grant. The Company adjusts the stock-based compensation expense related to internal metric-based performance awards according to its determination of the potential achievement of the performance target at each reporting date. The fair value of performance grants are expensed over the service period of approximately 2.8 years.

Following is a summary of performance share award activity for the three-year period ending December 31, 2018:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2016	143,608	$32.68
Granted at target	79,661	$28.25
Earned for performance above target	20,650	$31.01
Vested	(98,270)	$27.74
Forfeited	(1,626)	$32.96
Outstanding at December 31, 2016	144,023	$32.92
Granted at target	47,454	$47.12
Forfeited for performance below target	(24,873)	$36.40
Vested	(39,407)	$40.15
Forfeited	(222)	$37.22
Outstanding at December 31, 2017	126,975	$35.29
Granted at target	66,764	$34.52
Forfeited for performance below target	(42,584)	$29.73
Vested	(29,655)	$33.35
Forfeited	(9,247)	$30.85
Outstanding at December 31, 2018	112,253	$39.73

Stock-based Compensation Expense

The Company recognized stock-based compensation expense of approximately $3.2 million, $4.4 million and $4.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, in selling, general and administrative expenses. As of December 31, 2018, there was approximately $4.4 million of total

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

13. Stock-Based Compensation  – (continued)

unrecognized stock-based compensation expense related to awards granted under the Plans. This included $2.6 million of unrecognized compensation cost related to unvested time-vested stock awards expected to be recognized over a remaining weighted average vesting period of approximately 1.6 years and $1.8 million of unrecognized compensation cost related to unvested performance awards, expected to be recognized over a remaining weighted average vesting period of approximately 1.6 years. Time-vested stock awards granted to non-employee directors in 2018 vest at the end of a one year period and those granted prior to 2018 vest over a period of three years. The grant provision of the time-vested stock awards granted to non-employee directors prior to 2018 contain provisions which call for the vesting of all shares awarded upon a change in control or resignation from the board for any reason except breach of fiduciary duty. As a result of these provisions, the fair value of time-vested stock awards granted to the non-employee directors after 2013 and all directors after 2016, was expensed on the date of the grant.

14. Employee Benefit Plans

The Company has a profit sharing and thrift employee benefit plan in effect for all eligible employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the years ended December 31, 2018, 2017 and 2016 amounted to $4.7 million, $3.4 million, and $4.6 million, respectively. The Company also has an employee benefit plan in effect for certain non-union hourly employees. Company contributions under this defined contribution plan are based upon a percentage of income with limitations as defined by the plan. Contributions for the years ended December 31, 2018, 2017 and 2016 amounted to $1.0 million, $0.6 million and $0.6 million, respectively. The Company also has a registered retirement saving plan for certain Canadian employees, contributions to this plan for the years ended December 31, 2018 and 2017 amounted to $0.1 million.

The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees, who are represented by over 100 local unions. The related collective-bargaining agreements between those organizations and the Company, which specify the rate at which the Company must contribute to the multi-employer defined pension plan, expire at different times between 2019 and 2021.

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

The following table summarizes plan information relating to the Company’s participation in multi-employer defined benefit pension plans, including company contributions for the last three years, the status under the Pension Protection Act of 2006, as amended by the Consolidated and Further Continuing Appropriations Act of 2015 (“PPA”) of the plans and whether the plans are subject to a funding improvement or rehabilitation plan, or contribution surcharges. The most recent zone status is for the plan’s year-end indicated in the table. The zone status is based on information that the Company received from the plan, as

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

14. Employee Benefit Plans  – (continued)

well as from publicly available information on the U.S. Department of Labor website. The PPA zone status for the plan year ended on December 31, 2018 has not been listed because Forms 5500 were not yet available. Among other factors, plans in the red “critical” zone are generally less than 65 percent funded, plans in the yellow “endangered” zone are between 65 and 80 percent funded, and plans in the green zone are at least 80 percent funded. Also listed in the table below are the Company’s contributions to defined contribution plans. Information in the table has been presented separately for individually significant plans and in the aggregate for all other plans.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status				Contributions to Plan for the Year Ended December 31,			Funding Plan	Surcharge Imposed
		Status	Plan Year End	Status	Plan Year End	2018	2017	2016
						(in thousands)
Defined Benefit Plans:
National Electrical Benefit Fund	53-0181657 001	Green	12/31/2017	Green	12/31/2016	$9,840	$9,542	$9,040	No	No
Eighth District Electrical Pension Fund	84-6100393 001	Green	3/31/2018	Green	3/31/2017	9,707	7,908	7,519	No	No
Indiana/Kentucky/Ohio Regional Council of Carpenters Pension Fund	51-6123713 001	Green	6/30/2017	Green	6/30/2016	1,157	2,515	696	No	No
IBEW Local 769 Management Pension Plan A	86-6049763 001	Green	6/30/2017	Green	6/30/2016	2,587	2,115	1,709	No	No
Alaska Electrical Pension Plan	92-6005171 001	Green	12/31/2017	Green	12/31/2016	2,723	1,951	1,873	No	No
Defined Contribution Plans:
National Electrical Annuity Plan	52-6132372 001		n/a		n/a	26,559	27,633	22,840	n/a	n/a
Eighth District Electrical Pension Fund Annuity Plan	84-6100393 002		n/a		n/a	4,785	4,109	4,883	n/a	n/a
All other plans:						13,062	9,115	5,236
Total Contributions:						$70,420	$64,888	$53,796

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

One of the Company’s subsidiaries was listed in the Eighth District Electrical Pension Fund’s Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan years ended March 31, 2018, 2017 and 2016 and the IBEW local 769 Management Pension Plan A’s Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan years ended June 30, 2017 and 2016.

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

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

15. Segment Information  – (continued)

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

Commercial and Industrial:  The C&I segment provides services including the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems. The C&I segment generally provides electric construction and maintenance services as a subcontractor to general contractors in the C&I industry, but also contracts directly with facility owners.

The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Contract revenues:
T&D	$893,108	$879,372	$818,972
C&I	638,061	523,945	323,515
	$1,531,169	$1,403,317	$1,142,487
Income from operations:
T&D	$57,242	$39,631	$63,459
C&I	34,112	25,048	13,920
General Corporate	(41,042)	(35,121)	(38,625)
	$50,312	$29,558	$38,754

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

(in thousands)	2018	2017
T&D	$274,038	$257,834
C&I	257,049	152,207
General Corporate	217,668	193,747
	$748,755	$603,788

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

15. Segment Information  – (continued)

An allocation of total depreciation, including depreciation of shared construction equipment, and amortization to each segment is as follows:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Depreciation and amortization
T&D	$33,977	$34,990	$35,947
C&I	5,936	3,586	3,175
	$39,913	$38,576	$39,122

For the years ended December 31, 2018, 2017 and 2016 the Company had Canadian contract revenues of $53.8 million, $84.1 million and $36.5 million, respectively. Canadian contract revenues for the years ended December 31, 2018 and 2017 were predominantly in the C&I segment and Canadian contract revenues for the year ended December 31, 2016 were predominantly in the T&D segment. As of December 31, 2018 and 2017, there were $20.5 million and $40.0 million, respectively, of identifiable assets attributable to Canadian operations.

16. Noncontrolling Interests

On July 2, 2018, through the acquisition of certain assets of the Huen Companies, the Company became the majority controlling interest in a joint venture. As a result, the Company has consolidated the carrying value of the joint ventures’ assets and liabilities and results of operations in the Company’s consolidated financial statements. The equity owned by the other joint venture partners has been recorded as noncontrolling interests in the Company’s consolidated balance sheets, and their portions, if material, of net income and other comprehensive income shown as net income or other comprehensive income attributable to noncontrolling interests in the Company’s consolidated statements of operations and other comprehensive income. Additionally the joint venture associated with the Company’s noncontrolling interests is a partnership, and consequently, the tax effect of only the Company’s share of the joint venture income is recognized by the Company.

The acquired joint venture made no distributions to its partners, and the Company made no capital contributions to the joint venture during the year ended December 31, 2018. Additionally, there have been no changes in ownership during the year ended December 31, 2018. The project is expected to be completed in 2019. The balance of the Company’s noncontrolling interest consists of the preliminary fair value of noncontrolling interest acquired on July 2, 2018 with the Huen Companies. Net income attributable to the noncontrolling interest, subsequent to the acquisition through December 31, 2018, was $0.2 million.

17. Earnings Per Share

The Company computes earnings per share using the treasury stock method. Under the treasury stock method, basic earnings per share attributable to MYR Group Inc. are computed by dividing net income attributable to MYR Group Inc. by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to MYR Group Inc. are computed by dividing net income attributable to MYR Group Inc. by the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

17. Earnings Per Share  – (continued)

Net income attributable to MYR Group Inc. and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Numerator:
Net income	$31,294	$21,154	$21,431
Less: net income – noncontrolling interests	207	—	—
Net income attributable to MYR Group Inc.	$31,087	$21,154	$21,431
Denominator:
Weighted average common shares outstanding	16,441	16,273	17,109
Weighted average dilutive securities	144	223	352
Weighted average common shares outstanding, diluted	16,585	16,496	17,461
Net income per share attributable to MYR Group Inc.:
Basic	$1.89	$1.30	$1.25
Diluted	$1.87	$1.28	$1.23

For the years ended December 31, 2018, 2017 and 2016, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities. The following table summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

(In thousands)	2018	2017	2016
Time-vested stock awards	1	44	—
Performance awards	67	97	63

Share Repurchase Program

On July 26, 2018, the Company’s Board of Directors approved a new $20.0 million share repurchase program that began when the previous share repurchase program expired on August 15, 2018. The new share repurchase program will expire on August 15, 2019, or when the authorized funds are exhausted, whichever is earlier. No shares were repurchased under the new program in 2018. The remaining availability to purchase shares under the Repurchase Program was $20.0 million as of December 31, 2018.

During 2018, the Company repurchased 32,857 shares of stock for approximately $1.0 million from its employees to satisfy tax obligations on shares vested under the Plans. All of the shares repurchased were retired and returned to authorized but unissued stock.

During 2017, the Company repurchased 92,987 shares of its common stock at a weighted-average price of $32.90 per share; 35,338 of those shares were purchased under its Repurchase Program for approximately $0.8 million. Additionally, the Company repurchased 57,649 shares of stock for approximately $2.2 million from its employees to satisfy tax obligations on shares vested under the 2007 LTIP. All of the shares repurchased were retired and returned to authorized but unissued stock.

MYR GROUP INC.

NOTES TO FINANCIAL STATEMENTS

18. Quarterly Financial Data (Unaudited)

The following table presents the unaudited consolidated operating results by quarter for the years ended December 31, 2018 and 2017:

	For the Three Months Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,(a)
2018:
Revenues	$345,611	$339,676	$399,537	$446,345
Gross profit	35,753	38,630	45,286	47,391
Net income attributable to MYR Group	5,644	6,835	7,957	10,651
Basic earnings per share attributable to MYR Group	$0.35	$0.42	$0.48	$0.65
Diluted earnings per share attributable to MYR Group	$0.34	$0.41	$0.48	$0.64
2017:
Revenues	$300,129	$356,185	$373,502	$373,501
Gross profit	25,740	27,517	34,853	36,894
Net income attributable to MYR Group	1,200	1,230	5,145	13,579
Basic earnings per share attributable to MYR Group	$0.07	$0.08	$0.32	$0.83
Diluted earnings per share attributable to MYR Group	$0.07	$0.07	$0.31	$0.82

(a)	Results for the fourth quarter of 2017 include a net 2017 Tax Act benefit of $7.8 million, or $0.48 and $0.47 per basic and diluted share, respectively.

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

Management, together with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance related to the matters stated in the above paragraph as of December 31, 2018.

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

For the year ended December 31, 2018, management’s assessment of our internal control over financial reporting excluded the internal control over financial reporting of Huen Electric, Inc., which was acquired on July 2, 2018. Pursuant to the SEC’s general guidance that a recently acquired business may be omitted from the scope of an assessment in the year of the acquisition, the scope of our assessment does not include Huen Electric, Inc. As of December 31, 2018, Huen Electric, Inc. represented a total of approximately 9.6% and 9.8% of total assets and net assets, respectively, and 4.5% and 1.1% of contract revenues and income before income taxes, respectively, for the year then ended.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this Item 10 related to our directors is incorporated by reference to the information to be included under “Proposal No. 1. Election of Directors” of our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 25, 2019 (“2019 Proxy Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information to be included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference to the information to be included under the heading “Nominating and Corporate Governance Committee Matters — Criteria for Nomination to the Board of Directors and Diversity” in our 2019 Proxy Statement. Information about our Audit Committee, including its members, and our Audit Committee financial experts, is incorporated by reference to the information to be included under the headings “Audit Committee Matters” in our 2019 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled “Executive Officers” in Part I of this Annual Report on Form 10-K.

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

The information required by this Item 11 is incorporated by reference to the information to be included in our 2019 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Compensation Committee Matters — Compensation Committee Report for the Year Ended December 31, 2018.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information regarding our 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014) (the “2007 Plan”) and our 2017 Long-Term Incentive Plan (the “LTIP”) as of December 31, 2018. At December 31, 2018, our only active equity compensation plan was the LTIP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders	562,367	$22.33	663,439
Equity compensation plans not approved by security holders	—	$—	—

(1)	Includes (i) 249,042 shares committed to be issued for phantom stock and performance awards granted in 2016 and 2017 under the 2007 Plan (assumes actual performance for performance awards granted in 2016; assumes maximum performance for performance awards granted in 2017), (ii) 76,764 shares subject to outstanding option awards granted under the 2007 Plan, (iii) 131,622 shares committed to be issued for performance awards granted in 2018 under the LTIP (assumes maximum performance) and (iv) 104,939 shares subject to outstanding restricted stock units granted under the LTIP.

(2)	The calculation in this column includes only option awards because the shares underlying other outstanding awards will be issued upon vesting or satisfaction of relevant performance criteria without any cash consideration payable for those shares.
(3)	Reflects securities remaining available for future issuance under our LTIP. No further awards will be granted under the 2007 Plan.

Other information required by this Item 12 is incorporated by reference to the information to be included in our 2019 Proxy Statement under the headings “Ownership of Equity Securities” and “Compensation Discussion and Analysis.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the information to be included in our 2019 Proxy Statement under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance — Director Independence.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the information to be included in our 2019 Proxy Statement under the heading “Audit Committee Matters — Independent Auditors’ Fees.”

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

Item 16.	Form 10-K Summary

Registrants may voluntarily include a summary of information required by Form 10-K under the Item. 16. The Company has elected not to included such summary information.

iii)	Exhibit List

Number	Description
3.1	Restated Certificate of Incorporation, incorporated by reference to exhibit 3.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014
3.2	Amended and Restated By-Laws, incorporated by reference to exhibit 3.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on December 22, 2015
4.1	Specimen Common Stock Certificate, incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-1/A (File No. 333-148864), filed with the SEC on July 14, 2008
10.1	Credit Agreement, dated December 21, 2011, between the Registrant and J.P. Morgan Chase Bank, N.A., Bank of America, N.A., PNC Bank, National Association, BMO Harris Bank N.A and Wells Fargo Bank, National Association, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on December 23, 2011
10.2	Pledge and Security Agreement, dated December 21, 2011, between the Registrant, certain of its Subsidiaries and J.P. Morgan Chase Bank, N.A., in its capacity as administrative agent for the lenders party to the Credit Agreement, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on December 23, 2011
10.3	Guaranty, dated December 21, 2011, between certain Subsidiaries of the Registrant in favor of J.P. Morgan Chase Bank, N.A., as administrative agent for the benefit of the Holders of Secured Obligations under the Credit Agreement, incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on December 23, 2011
10.4	MYR Group Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014), incorporated by reference to exhibit 10.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014+
10.5	Form of Named Executive Officer Nonqualified Stock Option Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+

Number	Description
10.6	Form of Employment Agreement, dated March 11, 2010, between the Registrant and Executive Officer, incorporated by reference to exhibit 10.5 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.7	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to exhibit 10.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on May 11, 2011+
10.8	MYR Group Senior Management Incentive Plan, Amended and Restated as of May 1, 2014, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014+
10.9	Form of Named Executive Officer Restricted Stock Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.15 of the Company’s Form 10-K for the year ended December 31, 2013 (File No. 001-08325), filed with the SEC on March 5, 2014+
10.10	Form of Named Executive Officer Performance Share Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.16 of the Company’s Form 10-K for the year ended December 31, 2013 (File No. 001-08325), filed with the SEC on March 5, 2014+
10.11	Form of Independent Director Restricted Stock Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.17 of the Company’s Form 10-K for the year ended December 31, 2013 (File No. 001-08325), filed with the SEC on March 5, 2014+
10.12	Form of Independent Director Phantom Stock and Dividend Equivalents Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2015 (File No. 001-08325), filed with the SEC on August 5, 2015+
10.13	Employment agreement with Betty R. Johnson, incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2015 (File No. 001-08325), filed with the SEC on November 4, 2015+
10.14	Employment Agreement, dated April 29, 2015 between the Company and Tod Cooper, incorporated by reference to exhibit 10.21 of the Company’s Form 10-K for the year ended December 31, 2015 (File No. 001- 08325), filed with the SEC on March 3, 2016
10.15	Agreement, dated March 22, 2016, by and among MYR Group Inc., Engine Capital Management, LLC, Engine Capital, L.P., Engine Jet Capital, L.P., Engine Airflow Capital, L.P., Engine Investments, LLC, Engine Investments II, LLC, Arnaud Ajdler and John P. Schauerman, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on March 23, 2016
10.16	Amended and Restated Credit Agreement, dated June 30, 2016, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on July 7, 2016
10.17	Joinder, Amendment No. 1 and Reaffirmation of Pledge and Security Agreement, dated June 30, 2016, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on July 7, 2016
10.18	Joinder, Amendment No. 1 and Reaffirmation of Guaranty, dated June 30, 2016, incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on July 7, 2016
10.19	Amended and Restated Employment Agreement, dated January 1, 2017, between the Company and William A. Koertner, incorporated by reference to exhibit 10.24 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+
10.20	Amendment to the Employment Agreement, dated January 1, 2017, between the Company and Richard S. Swartz, Jr., incorporated by reference to exhibit 10.25 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+
10.21	Amendment to the Employment Agreement, dated January 1, 2017, between the Company and Tod M. Cooper, incorporated by reference to exhibit 10.26 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+
10.22	Employment Agreement, dated January 1, 2017, between the Company and Jeffrey J. Waneka, incorporated by reference to exhibit 10.27 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+

Number	Description
10.23	Agreement, dated January 30, 2017, by and among MYR Group Inc., Engine Capital Management, LLC, Engine Capital, L.P., Engine Jet Capital, L.P., Engine Airflow Capital, L.P., Engine Investments, LLC, Engine Investments II, LLC and Bradley Favreau, incorporated by reference to exhibit 10.28 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017
10.24	Form of Restricted Stock Award Agreement (Named Executive Officer), incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325) under the 2007 Long-Term Incentive Plan, filed with the SEC on April 28, 2017+
10.25	Form of Performance Shares Award Agreement (Named Executive Officer) under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 28, 2017+
10.26	Form of Restricted Stock Units Award Agreement (Non-Employee Director) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 28, 2017+
10.27	Form of Restricted Stock Units Award Agreement (Director) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 28, 2017+
10.28	Amendment to the Amended and Restated Employment Agreement, dated April 11, 2017, between the Company and Richard S. Swartz, Jr., incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 3, 2017+
10.29	Form of Restricted Stock Unit Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 2, 2018+
10.30	Form of Performance Shares Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 2, 2018+
10.31	Asset Purchase Agreement, dated as of July 2, 2018, by and among MYR Group, Inc., certain subsidiaries of MYR Group, Inc., as purchasers, and Huen Electric, Inc., incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 10-Q (File No. 001-08325), filed with the SEC on August 1, 2018
10.32	Amendment No. 1 to Amended and Restated Credit Agreement, dated September 28, 2018, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 10-Q (File No. 001-08325), filed with the SEC on October 31, 2018
10.33	Employment Agreement, dated January 21, 2019, between the Company and William F. Fry+†
21.1	List of Subsidiaries†
23.1	Consent of Crowe LLP†
23.2	Consent of Ernst & Young LLP†
24.1	Power of Attorney†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Filed herewith.
+	Indicates management contract or compensatory plan or arrangement.
*	Electronically filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYR GROUP INC. (Registrant)
March 6, 2019	/s/ BETTY R. JOHNSON Name: Betty R. Johnson Title: Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* Richard S. Swartz	President and Chief Executive Officer (Principal Executive Officer)	March 6, 2019
/s/ BETTY R. JOHNSON Betty R. Johnson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2019
* Kenneth M. Hartwick	Chairman of the Board of Directors	March 6, 2019
* Larry F. Altenbaumer	Director	March 6, 2019
* Bradley T. Favreau	Director	March 6, 2019
* Henry W. Fayne	Director	March 6, 2019
* Gary R. Johnson	Director	March 6, 2019
* William A. Koertner	Director	March 6, 2019
* Jennifer E. Lowry	Director	March 6, 2019
* Donald C.I. Lucky	Director	March 6, 2019
* Maurice E. Moore	Director	March 6, 2019
* William D. Patterson	Director	March 6, 2019
*By: /s/ BETTY R. JOHNSON (Betty R. Johnson) (Attorney-in-fact)		March 6, 2019