Form 10-Q
period 2019-03-31
MYR GROUP INC.
filed 2019-05-01
CIK 700923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 24, 2019, there were 16,610,032 outstanding shares of the registrant’s $0.01 par value common stock.

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

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share and per share data)	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,338	$7,507
Accounts receivable, net of allowances of $2,020 and $1,331, respectively	297,967	288,427
Contract assets	188,069	160,281
Current portion of receivable for insurance claims in excess of deductibles	10,003	10,572
Other current assets	8,379	8,847
Total current assets	505,756	475,634
Property and equipment, net of accumulated depreciation of $260,743 and $253,495, respectively	162,565	161,892
Operating lease right-of-use assets	16,266	—
Goodwill	56,592	56,588
Intangible assets, net of accumulated amortization of $7,765 and $7,031, respectively	32,542	33,266
Receivable for insurance claims in excess of deductibles	16,564	17,173
Investment in joint ventures	2,342	1,324
Other assets	2,591	2,878
Total assets	$795,218	$748,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3,742	$3,681
Current portion of operating lease obligations	4,401	—
Current portion of finance lease obligations	1,127	1,119
Accounts payable	170,352	139,480
Contract liabilities	28,519	58,534
Current portion of accrued self-insurance	20,901	19,633
Income taxes payable, net	3,109	—
Other current liabilities	61,409	61,358
Total current liabilities	293,560	283,805
Deferred income tax liabilities	17,052	17,398
Long-term debt	106,204	86,111
Accrued self-insurance	32,561	34,406
Operating lease obligations, net of current maturities	11,600	—
Finance lease obligations, net of current maturities	1,275	1,514
Other liabilities	1,492	1,057
Total liabilities	463,744	424,291
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 16,610,032 and 16,564,961 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	177	165
Additional paid-in capital	148,938	148,276
Accumulated other comprehensive loss	(270)	(193)
Retained earnings	181,882	174,736
Total stockholders' equity attributable to MYR Group Inc.	330,727	322,984
Noncontrolling interest	747	1,480
Total stockholders’ equity	331,474	324,464
Total liabilities and stockholders’ equity	$795,218	$748,755

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended
	March 31,
(In thousands, except per share data)	2019	2018

Contract revenues	$468,094	$345,611
Contract costs	425,218	309,858
Gross profit	42,876	35,753
Selling, general and administrative expenses	32,987	28,280
Amortization of intangible assets	734	117
Gain on sale of property and equipment	(471)	(1,051)
Income from operations	9,626	8,407
Other income (expense):
Interest expense	(1,205)	(721)
Other income, net	746	249
Income before provision for income taxes	9,167	7,935
Income tax expense	2,547	2,291
Net income	6,620	5,644
Less: net loss attributable to noncontrolling interest	(733)	—
Net income attributable to MYR Group Inc.	$7,353	$5,644
Income per common share attributable to MYR Group Inc.:
—Basic	$0.45	$0.35
—Diluted	$0.44	$0.34
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,514	16,321
—Diluted	16,658	16,520

Net income	$6,620	$5,644
Other comprehensive loss:
Foreign currency translation adjustment	(77)	(17)
Other comprehensive loss	(77)	(17)
Total comprehensive income	6,543	5,627
Less: net loss attributable to noncontrolling interest	(733)	—
Total comprehensive income attributable to MYR Group Inc.	$7,276	$5,627

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated		MYR
				Additional	Other		Group Inc.
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'	Noncontrolling
	Stock	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Interest	Total
(in thousands)

Balance at December 31, 2017	—	16,465	$163	$143,934	$(299)	$143,241	$287,039	$—	$287,039
							-		-
Net income	—	—	—	—	—	5,644	5,644	—	5,644
Adjustment to adopt ASU No. 2016-09	—	—	—	—	—	695	695	—	695
Stock issued under compensation plans, net	—	57	1	580	—	—	581	—	581
Stock-based compensation expense	—	—	—	420	—	—	420	—	420
Shares repurchased	—	(30)	—	(674)	—	(260)	(934)	—	(934)
Other comprehensive income	—	—	—	—	(17)	—	(17)	—	(17)
Balance at March 31, 2018	$—	16,492	$164	$144,260	$(316)	$149,320	$293,428	$—	$293,428

					Accumulated		MYR
				Additional	Other		Group Inc.
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'	Noncontrolling
	Stock	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Interest	Total
(in thousands)

Balance at December 31, 2018	—	16,565	$165	$148,276	$(193)	$174,736	$322,984	$1,480	$324,464
							-		-
Net income	—	—	—	—	—	7,353	7,353	(733)	6,620
Stock issued under compensation plans, net	—	68	—	282	—	—	282	—	282
Stock-based compensation expense	—	—	—	951	—	—	951	—	951
Shares repurchased	—	(23)	—	(571)	—	(207)	(778)	—	(778)
Other comprehensive income	—	—	—	—	(77)	—	(77)	—	(77)
Stock issued - other	—	—	12	—	—	—	12	—	12
Balance at March 31, 2019	$—	16,610	$177	$148,938	$(270)	$181,882	$330,727	$747	$331,474

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
(In thousands)	2019	2018

Cash flows from operating activities:
Net income	$6,620	$5,644
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	9,815	9,275
Amortization of intangible assets	734	117
Stock-based compensation expense	951	420
Deferred income taxes	(315)	48
Gain on sale of property and equipment	(471)	(1,051)
Other non-cash items	(56)	702
Changes in operating assets and liabilities:
Accounts receivable, net	(9,380)	23,663
Contract assets	(27,615)	(12,753)
Receivable for insurance claims in excess of deductibles	1,178	(290)
Other assets	(849)	1,405
Accounts payable	38,220	(3,765)
Contract liabilities	(30,033)	(12,333)
Accrued self insurance	(580)	(857)
Other liabilities	3,576	11,808
Net cash flows provided by (used in) operating activities	(8,205)	22,033
Cash flows from investing activities:
Proceeds from sale of property and equipment	832	1,074
Purchases of property and equipment	(9,911)	(14,497)
Net cash flows used in investing activities	(9,079)	(13,423)
Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	21,609	(11,578)
Payment of principal obligations under equipment notes	(1,455)	—
Payment of principal obligations under capital leases	(230)	(272)
Proceeds from exercise of stock options	282	581
Repurchase of common shares	(778)	(934)
Other financing activities	(8,364)	—
Net cash flows provided by (used in) financing activities	11,064	(12,203)
Effect of exchange rate changes on cash	51	(31)
Net decrease in cash and cash equivalents	(6,169)	(3,624)
Cash and cash equivalents:
Beginning of period	7,507	5,343
End of period	$1,338	$1,719

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

The Company performs construction services in two business segments: Transmission and Distribution (“T&D”), and Commercial and Industrial (“C&I”). T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. T&D provides a broad range of services, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair. C&I customers include general contractors, commercial and industrial facility owners, local governments and developers. C&I provides a broad range of services, which include the design, installation, maintenance and repair of commercial and industrial wiring, the installation of traffic networks and the installation of bridge, roadway and tunnel lighting.

Basis of Presentation

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income, stockholders’ equity and cash flows with respect to the interim consolidated financial statements, have been included. Certain reclassifications were made to prior year amounts to conform to the current year presentation. The consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements as of that date. The results of operations and comprehensive income are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 6, 2019.

Foreign Currency

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and ineffective long-term monetary assets and liabilities are recorded in the “other income, net” line on the consolidated statements of operations. Foreign currency losses for the three months ended March 31, 2019 and 2018, were not significant. Effective foreign currency transaction gains and losses, arising primarily from long-term monetary assets and liabilities, are recorded in the foreign currency translation adjustment line on the consolidated statements of comprehensive income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2019 and December 31, 2018, the Company held its cash in checking accounts or in highly liquid money market funds. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to financial institutions for payment. The Company funds all intraday bank balances overdrafts during the same business day. Checks issued and outstanding in excess of bank balance are recorded in accounts payable in the Consolidated Balance Sheets and are reflected as other financing activities in the Consolidated Statements of Cash Flows. As of March 31, 2019, the Company had checks issued and outstanding in excess of our bank balance of $8.4 million. The Company had no checks issued and outstanding in excess of our bank balance as of December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

The most significant estimates are related to estimates of costs to complete contracts, pending change orders and claims, shared savings, insurance reserves, income tax reserves, estimates surrounding stock-based compensation, the recoverability of goodwill and intangibles and accounts receivable reserves. The Company estimates a cost accrual every quarter that represents costs incurred but not invoiced for services performed or goods delivered during the period, and estimates revenue from the contract cost portion of this accrual based on current gross margin rates to be consistent with its cost method of revenue recognition.

In the three months ended March 31, 2019 and 2018, the Company recognized revenues of $6.8 million and $16.1 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended March 31, 2019, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.8%, which resulted in decreases in operating income of $4.0 million, net income attributable to MYR Group Inc. of $1.5 million and diluted earnings per common share attributable to MYR Group Inc. of $0.09.

During the three months ended March 31, 2018, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.1%, which resulted in decreases in operating income of $0.3 million, net income attributable to MYR Group Inc. of $0.2 million and diluted earnings per common share attributable to MYR Group Inc. of $0.01.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement changed the way all leases with durations in excess of one year are treated. Under this guidance, lessees are required to recognize virtually all leases on the balance sheet as a right-of-use asset and an associated financing lease liability or operating lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing leases or operating leases. Financing lease liabilities, which contain provisions similar to capitalized leases, are amortized like capital leases under current accounting, as amortization expense and interest expense in the statement of operations. Operating lease liabilities are amortized on a straight-line basis over the life of the lease as lease expense in the statement of operations. On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective method. The modified retrospective basis provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach. See Note 4– Lease Obligations for further information related to the Company’s accounting policy and transition disclosures associated with the adoption of this pronouncement.

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

2. Acquisition

On July 2, 2018, the Company completed the acquisition of substantially all of the assets of Huen Electric, Inc., an electrical contracting firm based in Illinois, Huen Electric New Jersey Inc., an electrical contracting firm based in New Jersey, and Huen New York, Inc., an electrical contracting firm based in New York (collectively, the “Huen Companies”). The Huen Companies provide a wide range of commercial and industrial electrical construction capabilities under the Company’s C&I segment in Illinois, New Jersey and New York. The total consideration paid was approximately $47.1 million, subject to working capital and net asset adjustments, which was funded through borrowings under our credit facility. Total consideration paid will also include a portion associated with the net asset adjustments which were finalized in March of 2019 and will be paid in 2019. The Company’s final net asset adjustments was $10.8 million and increased the total consideration to $57.9 million. The final net asset adjustment was recorded in accounts payable on the consolidated balance sheet as of March 31, 2019. The Company has finalized the purchase price accounting relating to the acquisition of the Huen Companies. All goodwill and identifiable intangible assets are expected to be tax deductible per applicable Internal Revenue Service regulations.

The purchase agreement also includes contingent consideration provisions for margin guarantee adjustments based upon performance subsequent to the acquisition on certain contracts. The contracts were valued at fair value at the acquisition date, causing no margin guarantee estimate or adjustments for fair value. Changes in contract estimates, such as modified costs to complete or change order recognition, have resulted and will continue to result in changes to these margin guarantee estimates. Changes in contingent consideration, subsequent to the acquisition, related to the margin guarantee adjustments on certain contracts of approximately $0.8 million were recorded in other income for the three months ended March 31, 2019. Future margin guarantee adjustments, if any, are expected to be recognized through 2019. The Company could also be required to make compensation payments contingent on the successful achievement of certain performance targets and continued employment of certain key executives of the Huen Companies. These payments are recognized as compensation expense in the consolidated statements of operations as incurred. For the three months ended March 31, 2019, the Company recognized $0.3 million of compensation expense associated with these contingent payments.

The following table summarizes the allocation of the opening balance sheet from the date of the Huen Companies acquisition through March 31, 2019:

(in thousands)	(as of acquisition date) July 2, 2018	Measurement Period Adjustments	Adjusted acquisition amounts as of March 31, 2019

Consideration paid	$47,082	$—	$47,082
Preliminary estimated net asset adjustments	10,749	85	10,834
Total consideration, net of net asset adjustments	$57,831	$85	$57,916

Accounts receivable, net	$33,903	$(207)	$33,696
Contract assets	10,570	1,010	11,580
Other current and long term assets	88	(11)	77
Property and equipment	3,188	—	3,188
Intangible assets	—	24,300	24,300
Accounts payable	(9,592)	(1,274)	(10,866)
Contract liabilities	(6,394)	525	(5,869)
Other current liabilities	(6,570)	49	(6,521)
Net identifiable assets and liabilities	25,193	24,392	49,585
Unallocated intangible assets	9,800	(9,800)	—
Total acquired assets and liabilities	34,993	14,592	49,585
Fair value of acquired noncontrolling interest	(1,273)	(7)	(1,280)
Goodwill	$24,111	$(14,500)	$9,611

3. Contract Assets and Liabilities

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

The Company’s consolidated balance sheets present contract assets which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, which are generally due once the job is completed and approved. The allowance for collection of contract retainage was not significant as of March 31, 2019 and 2018.

Contract assets consisted of the following:

	March 31,	December 31,
(in thousands)	2019	2018	Change

Unbilled revenue	$129,850	$111,153	$18,697
Contract retainages, net	58,219	49,128	9,091
Contract assets	$188,069	$160,281	$27,788

The Company’s consolidated balance sheets present contract liabilities which contain deferred revenue and an accrual for contracts in a loss provision.

Contract liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2019	2018	Change

Deferred revenue	$27,065	$57,051	$(29,986)
Accrued loss provision	1,454	1,483	(29)
Contract liabilities	$28,519	$58,534	$(30,015)

The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31,	December 31,
(in thousands)	2019	2018	Change

Contract assets	$188,069	$160,281	$27,788
Contract liabilities	(28,519)	(58,534)	30,015
Net contract assets (liabilities)	$159,550	$101,747	$57,803

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to performance of work. The amounts of revenue recognized in the period that was included in the opening contract liability balances were $49.4 million for the three months ended March 31, 2019 and $25.4 million for the three months ended March 31, 2018. This revenue consists primarily of work performed on previous billings to customers.

The net asset position for contracts in process consisted of the following:

	March 31,	December 31,
(in thousands)	2019	2018

Costs and estimated earnings on uncompleted contracts	$2,448,984	$2,718,713
Less: Billings to date	2,346,199	2,664,611
	$102,785	$54,102

The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

	March 31,	December 31,
(in thousands)	2019	2018

Unbilled revenue	$129,850	$111,153
Deferred revenue	(27,065)	(57,051)
	$102,785	$54,102

4. Lease Obligations

Change in Accounting Policy

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective method. Under this guidance, the net present value of future lease payments are recorded as right-of-use assets and liabilities. In addition, the Company elected the ‘package of practical expedients’ permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. In addition, the Company elected not to utilize the hindsight practical expedient to determine the lease term for existing leases. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company did not recognize right-of-use assets or lease liabilities, including not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for our real estate and vehicle leases. Adoption of the new standard resulted in the recording of additional operating right-of-use assets and operating lease liabilities of approximately $16.3 million and $16.0 million, respectively, as of January 1, 2019. The adoption of Topic 842 did not impact the Company’s retained earnings, consolidated net earnings or cash flows.

From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all of the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of our month-to-month leases are cancelable by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At March 31, 2019, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with “ASC” Topic 842-10-25. Leases are accounted for as operating or financing leases, depending on the terms of the lease.

Financing Leases

The Company leases some vehicles and certain equipment under financing leases. The economic substance of the leases is a financing transaction for acquisition of the vehicles and equipment. Accordingly, the right-of-use assets for these leases are included in the balance sheets in property and equipment, net of accumulated depreciation, with a corresponding amount recorded in current portion of financing lease obligations or financing lease obligations, net of current maturities, as appropriate. The financing lease assets are amortized over the life of the lease or, if shorter, the life of the leased asset, on a straight-line basis and included in depreciation expense. The interest associated with financing lease obligations is included in interest expense.

Operating Right-of-Use Leases

Operating right-of-use leases are included in operating lease right-of-use assets, and current portion of operating lease obligations and operating lease obligations, net of current maturities, as appropriate. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate to calculate present value, the Company determines this rate, by estimating the Company’s incremental borrowing rate, at the lease commencement date. The operating lease right-of-use asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The following is a summary of the lease-related assets and liabilities recorded as of March 31, 2019:

(in thousands)		March 31,
Assets	Classification on the Consolidated Balance Sheet	2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$16,266
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	2,327
Total right-of-use lease assets		$18,593

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$4,401
Finance lease obligations	Current portion of finance lease obligations	1,127
Total current obligations		5,528
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	11,600
Finance lease obligations	Finance lease obligations, net of current maturities	1,275
Total non-current obligations		12,875
Total lease obligations		$18,403

The following is a summary of the lease terms and discount rates as of March 31, 2019:

Weighted-average remaining lease term - finance leases	2.14 years
Weighted-average remaining lease term - operating leases	4.31 years
Weighted-average discount rate - finance leases	2.5%
Weighted-average discount rate - operating leases	3.8%

The following is a summary of certain information related to the lease costs for finance and operating leases for the three months ended March 31, 2019:

(in thousands)
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$273
Interest on lease liabilities	20
Operating lease cost	1,594
Short-term lease cost	15
Variable lease costs	65
Total lease cost	$1,967

The following is a summary of other information and supplemental cash flow information related to finance and operating leases for three months ended March 31, 2019:

(in thousands)
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,679
Right-of-use asset obtained in exchange for new operating lease obligations	$17,200

The future undiscounted minimum lease payments, as reconciled to the discounted minimum indicated on the Company’s consolidated balance sheets, under financial leases, less interest, and under operating leases, less interest, as of March 31, 2019 were as follows:

	Finance	Operating	Total
(In thousands)	Lease Obligations	Lease Obligations	Lease Obligations

Remainder of 2019	$889	$4,693	$5,582
2020	1,185	4,859	6,044
2021	410	3,752	4,162
2022	—	2,822	2,822
2023	—	1,533	1,533
Thereafter	—	2,481	2,481
Total minimum lease payments	2,484	20,140	22,624
Financing component	(82)	(4,139)	(4,221)
Net present value of minimum lease payments	2,402	16,001	18,403
Less: Current portion of financing and operating lease obligations	(1,127)	(4,401)	(5,528)
Long-term financing and operating lease obligations	$1,275	$11,600	$12,875

The financing component for finance lease obligations represents the interest component of capital leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the difference between the future operating lease obligations and their unamortized fair value.

Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at market rental rates. As of March 31, 2019, the minimum lease payments required under these leases totaled $2.8 million, which is to be paid over the next 4.3 years.

Capital Leases

Prior to the adoption of ASU No. 2016-02, Leases (Topic 842), the Company leased vehicles and certain equipment under capital leases. The economic substance of these leases was a financing transaction for acquisition of the vehicles and equipment and, accordingly, the leases were included in the balance sheets in property and equipment, net of accumulated depreciation, with a corresponding amount recorded in current portion of lease obligations or lease obligations, net of current maturities, as appropriate. The capital lease assets were amortized on a straight-line basis over the life of the lease or, if shorter, the life of the leased asset, and were included in depreciation expense in the statements of operations. The interest associated with capital leases was included in interest expense in the statements of operations.

As of December 31, 2018, the Company had $2.7 million of capital lease obligations outstanding, $1.1 million of which was classified as a current liability.

As of December 31, 2018, $2.6 million of leased assets were capitalized in property and equipment, net of accumulated depreciation.

5. Fair Value Measurements

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

As of March 31, 2019 and December 31, 2018, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of March 31, 2019 and December 31, 2018, the fair values of the Company’s long-term debt and finance lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at March 31, 2019 and December 31, 2018, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company's finance lease obligations also approximated fair value.

6. Debt

The table below reflects the Company's total debt, including borrowings under its credit agreement and master loan agreement for equipment notes:

					Outstanding	Outstanding
					Balance as of	Balance as of
		Stated Interest	Payment	Term	March 31,	December 31,
(dollar amounts in thousands)	Inception Date	Rate (per annum)	Frequency	(years)	2019	2018

Credit Agreement
Revolving loans	6/30/2016	Variable	Variable	5	$79,915	$58,306

Equipment Notes
Equipment Note 1	9/28/2018	4.16%	Semi-annual	5	11,734	12,655
Equipment Note 2	9/28/2018	4.23%	Semi-annual	7	11,745	12,279
Equipment Note 3	12/31/2018	3.97%	Semi-annual	5	2,291	2,291
Equipment Note 4	12/31/2018	4.02%	Semi-annual	7	2,313	2,313
Equipment Note 5	12/31/2018	4.01%	Semi-annual	7	1,948	1,948
					30,031	31,486
Total debt					109,946	89,792
Less: Current portion of long-term debt					(3,742)	(3,681)
Long-term debt					$106,204	$86,111

Credit Agreement

On June 30, 2016, the Company entered into a five-year amended and restated credit agreement as amended from time to time, (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A, that provided for a $250 million facility (the “Facility”), which could be used for revolving loans and letters of credit. On September 28, 2018, the Company amended the Credit Agreement. This amendment, among other things, reduces the amount of the Facility available to be used for letters of credit to a maximum of $150 million. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $50 million. The Company has an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $100 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. Additionally, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement are used for working capital, capital expenditures, acquisitions, stock repurchases and other general corporate purposes.

Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 1.00%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on the Company’s consolidated leverage ratio (the “Leverage Ratio”) which is defined in the Credit Agreement as Consolidated Total Indebtedness divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.125% to 2.125% for non-performance letters of credit or 0.625% to 1.125% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.375%, based on the Company’s consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.25. The weighted average interest rate on borrowings outstanding on the Facility for the three months ended March 31, 2019 was 3.51% per annum.

Under the Credit Agreement, the Company is subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, the Company may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters. The Company was in compliance with all of its financial covenants under the Credit Agreement as of March 31, 2019.

As of March 31, 2019 and December 31, 2018, the Company had letters of credit outstanding under the Facility of approximately $21.2 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $3.6 million related to contract performance obligations.

The Company had remaining deferred debt issuance costs totaling $0.6 million as of March 31, 2019, related to the line of credit. As permitted under ASU No. 2015-15, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.

Equipment Notes

On September 28, 2018, the Company entered into a Master Equipment Loan and Security Agreement (the “Master Loan Agreement”) with Banc of America Leasing & Capital, LLC (“BofA”). The Master Loan Agreement may be used for the financing of equipment between the Company and BofA pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note executed under the Master Loan Agreement constitutes a separate, distinct and independent financing of equipment and a contractual obligation of the Company, which may contain prepayment clauses.

As of March 31, 2019, the Company had five Equipment Notes outstanding under the Master Loan Agreement that are collateralized by equipment and vehicles owned by the Company. The following table sets forth our remaining principal payments for the Company’s outstanding Equipment Notes as of March 31, 2019:

Future
Equipment Notes
(In thousands)	Principal Payments

Remainder of 2019	$2,225
2020	3,835
2021	3,995
2022	4,164
2023	7,328
2024	1,820
Thereafter	6,664
Total future principal payments	$30,031
Less: Current portion of equipment notes	(3,742)
Long-term principal obligations	$26,289

7. Revenue Recognition

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

Historically, fixed-price and unit-price contracts have had the highest potential margins; however, they have had a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have historically had less margin upside, but generally have had a lower risk of cost overruns. The Company also provides services under master service agreements (“MSAs”) and other variable-term service agreements. MSAs normally cover maintenance, upgrade and extension services, as well as new construction. Work performed under MSAs is typically billed on a unit-price, time-and-materials or time-and-equipment basis. MSAs are typically one to three years in duration; however, most of the Company’s contracts, including MSAs, may be terminated by the customer on short notice, typically 30 to 90 days, even if the Company is not in default under the contract. Under MSAs, customers generally agree to use the Company for certain services in a specified geographic region. Most MSAs include no obligation for the contract counterparty to assign specific volumes of work to the Company and do not require the counterparty to use the Company exclusively, although in some cases the MSA contract gives the Company a right of first refusal for certain work. Additional information related to the Company’s market types is provided in Note 11–Segment Information.

The components of the Company’s revenue by contract type for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31, 2019
	T&D		C&I		Total
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$133,324	48.9%	$133,711	68.4%	$267,035	57.0%
Unit price	51,194	18.8	9,988	5.1	61,182	13.1
T&E	76,308	28.0	12,531	6.4	88,839	19.0
Other	11,722	4.3	39,316	20.1	51,038	10.9
	$272,548	100.0%	$195,546	100.0%	$468,094	100.0%

	Three months ended March 31, 2018
	T&D		C&I		Total
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$79,435	36.7%	$89,155	69.0%	$168,590	48.8%
Unit price	45,676	21.1	9,650	7.5	55,326	16.0
T&E	80,345	37.1	9,457	7.3	89,802	26.0
Other	10,930	5.1	20,963	16.2	31,893	9.2
	$216,386	100.0%	$129,225	100.0%	$345,611	100.0%

The components of the Company’s revenue by market type for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31, 2019			Three months ended March 31, 2018
(in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$187,765	40.1%	T&D	$134,452	38.9%	T&D
Distribution	84,783	18.1	T&D	81,934	23.7	T&D
Electrical construction	195,546	41.8	C&I	129,225	37.4	C&I
Total Revenue	$468,094	100.0%		$345,611	100.0%

Remaining Performance Obligations

As of March 31, 2019, the Company had $1.06 billion of remaining performance obligations. The Company’s remaining performance obligations includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.

The following table summarizes the amount of remaining performance obligations that the Company expects to be realized as of March 31, 2019 and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months.

	Remaining Performance Obligations as of March 31, 2019
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total at December 31, 2018

T&D	$398,382	$40,445	$418,178
C&I	657,741	123,611	644,547
Total	$1,056,123	$164,056	$1,062,725

The Company expects a vast majority of the remaining performance obligations to be recognized within twenty-four months, although the timing of the Company’s performance is not always under its control. Additionally, the difference between the remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s MSAs under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to backlog is provided in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

8. Income Taxes

The U.S. federal statutory tax rate was 21% for the three months ended March 31, 2019 and 2018. The Company’s effective tax rate for the three months ended March 31, 2019 was 27.8% of pretax income compared to the effective tax rate for the three months ended March 31, 2018 of 28.9%.

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended March 31, 2019 was primarily due to state income taxes offset by the impact of the Company’s noncontrolling interest.

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended March 31, 2018 was primarily due to state income taxes and the inability to utilize losses experienced in certain Canadian operations.

The Company had unrecognized tax benefits of approximately $0.4 million as of March 31, 2019 and December 31, 2018, which were included in other liabilities in the accompanying consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three months ended March 31, 2019 and 2018.

The Company is subject to taxation in various jurisdictions. The Company is currently under examination by U. S. federal authorities for its 2016 tax returns and its 2017 tax return is subject to examination by U. S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2014 through 2017.

9. Commitments and Contingencies

Purchase Commitments

As of March 31, 2019, the Company had approximately $10.0 million in outstanding purchase orders for certain construction equipment, with cash outlay scheduled to occur over the next four months.

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

Performance and Payment Bonds and Parent Guarantees

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of March 31, 2019, an aggregate of approximately $646.1 million in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $320.0 million as of March 31, 2019.

From time to time, the Company guarantees the obligations of wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease agreements, and, in some states, obligations in connection with obtaining contractors’ licenses. Additionally, from time to time the Company is required to post letters of credit to guarantee the obligations of wholly owned subsidiaries, which reduces the borrowing availability under the Facility.

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

Litigation and Other Legal Matters

The Company is from time-to-time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.

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

The company grants time-vested stock awards in the form of restricted stock awards, restricted stock units or equity-settled phantom stock. During the three months ended March 31, 2019, the Company granted 68,104 shares of time-vested stock awards under the LTIP, which vest ratably over three years, at a weighted average grant date fair value of $33.67. Additionally, 56,912 shares of time-vested stock awards vested during the three months ended March 31, 2019, at a weighted average grant date fair value of $30.87.

During the three months ended March 31, 2019, the Company granted 72,932 performance share awards under the LTIP at target, which cliff vest on December 31, 2021, at a weighted average grant date fair value of $39.26. The number of shares actually earned under a performance award may vary from zero to 200% of the target shares awarded, based upon the Company’s performance compared to certain metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to target, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards cliff vest upon attainment of the stated performance targets and minimum service requirements, and are paid in shares of the Company’s common stock.

During the three months ended March 31, 2019, plan participants exercised 11,465 stock options with a weighted average exercise price of $24.68.

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

11. Segment Information

MYR Group is a holding company of specialty contractors serving electrical utility infrastructure and commercial construction markets in the United States and western Canada. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which include safety costs, professional fees, IT expenses, management fees, and intangible amortization. The accounting policies of the segments are the same as those described in the Note 1– Organization, Business and Significant Accounting Policies to the Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended
	March 31,
(In thousands)	2019	2018

Contract revenues:
T&D	$272,548	$216,386
C&I	195,546	129,225
	$468,094	$345,611
Income from operations:
T&D	$14,930	$13,541
C&I	5,058	5,336
General Corporate	(10,362)	(10,470)
	$9,626	$8,407

For the three months ended March 31, 2019 and 2018, contract revenues attributable to the Company’s Canadian operations were $12.7 million and $14.7 million, respectively, predominantly in the C&I segment.

12. Noncontrolling Interest

On July 2, 2018, through the acquisition of certain assets of the Huen Companies, the Company became the majority controlling interest in a joint venture. As a result, the Company has consolidated the carrying value of the joint ventures’ assets and liabilities and results of operations in the Company’s consolidated financial statements. The equity owned by the other joint venture partners has been recorded as noncontrolling interest in the Company’s consolidated balance sheets, and their portions, if material, of net income (loss) and other comprehensive income shown as net income or other comprehensive income attributable to noncontrolling interest in the Company’s consolidated statements of operations and other comprehensive income. Additionally, the joint venture associated with the Company’s noncontrolling interest is a partnership, and consequently, the tax effect of only the Company’s share of the joint venture income is recognized by the Company.

The acquired joint venture made no distributions to its partners, and the Company made no capital contributions to the joint venture during the three months ended March 31, 2019. Additionally, there have been no changes in ownership during the three months ended March 31, 2019. The project is expected to be completed in 2019. Net loss attributable to the noncontrolling interest, during the three months ended March 31, 2019, was $0.7 million.

13. Earnings Per Share

The Company computes earnings per share attributable to MYR Group Inc. using the treasury stock method. Under the treasury stock method, basic earnings per share attributable to MYR Group Inc. are computed by dividing net income available to stockholders by the weighted average number of common shares outstanding during the period, and diluted earnings per share are computed by dividing net income available to stockholders by the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

Net income attributable to MYR Group Inc. and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
(In thousands, except per share data)	2019	2018

Numerator:
Net income attributable to MYR Group Inc.	$7,353	$5,644

Denominator:
Weighted average common shares outstanding	16,514	16,321
Weighted average dilutive securities	144	199
Weighted average common shares outstanding, diluted	16,658	16,520

Income per common share attributable to MYR Group Inc.:
Basic	$0.45	$0.35
Diluted	$0.44	$0.34

For the three months ended March 31, 2019 and 2018, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities.

The following table summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended
	March 31,
(In thousands)	2019	2018

Restricted stock	68	1
Performance awards	73	49

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and with our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein under the captions “Cautionary Statement Concerning Forward-Looking Statements and Information” and “Risk Factors,” as well as in the 2018 Annual Report. We assume no obligation to update any of these forward-looking statements.

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

We believe that we have a number of competitive advantages in both of our segments, including our project management team, skilled workforce, extensive centralized fleet, proven safety performance and reputation for timely completion of quality work that allows us to compete favorably in our markets. In addition, we believe that we are better capitalized than some of our competitors, which provides us with valuable flexibility to take on additional and complex projects.

We had consolidated revenues for the three months ended March 31, 2019 of $468.1 million, of which 58.2% was attributable to our T&D customers and 41.8% was attributable to our C&I customers. Our consolidated revenues for the three months ended March 31, 2018 were $345.6 million. For the three months ended March 31, 2019, our net income attributable to MYR Group Inc. and EBITDA(1) were $7.4 million and $20.9 million, respectively, compared to $5.6 million and $18.0 million, respectively, for the three months ended March 31, 2018.

We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new sources of renewable generation. Consequently, we believe we will continue to see significant bidding activity on large transmission projects over the next two years. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in 2019 will not likely occur until 2020. Bidding and construction activity for small to medium-size transmission projects and upgrades remains strong, and we expect this trend to continue, primarily due to reliability and economic drivers.

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

We expect to see continued improvement in bidding opportunities in our C&I segment during the remainder of 2019. FMI’s 2019 United States Construction Outlook forecasts an increase in spending levels over 2018. According to FMI, the primary growth sectors in 2019 are expected to include office, educational, public safety, transportation, conservation and development, and manufacturing, all with positive forecasted growth rates.

We expect the long-term growth in our C&I segment to generally track the economic growth of the regions we serve. We also expect to see increased bidding opportunities in the new C&I markets we recently entered through strategic acquisitions and organic expansions.

We strive to maintain our status as a preferred provider to our T&D and C&I customers. We continue to implement a three-pronged strategy of organic growth and strategic acquisitions that further expand our capabilities and prudent capital returns. On July 2, 2018, we completed the acquisition of substantially all of the assets of the Huen Companies, which expanded our C&I operations in Illinois, New York and New Jersey. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. We ended the first quarter of 2019 with $148.9 million available under our credit facility. We believe that our financial position and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our three-pronged strategy.

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

Our backlog was $1.14 billion at March 31, 2019, compared to $1.15 billion at December 31, 2018 and $958.5 million at March 31, 2018. Our backlog at March 31, 2019 decreased 0.9% from December 31, 2018. Backlog in the T&D segment decreased $21.3 million and C&I backlog increased $10.6 million compared to December 31, 2018. Our backlog as of March 31, 2019 included our proportionate share of joint venture backlog totaling $30.2 million, compared to $33.7 million at December 31, 2018.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at March 31, 2019
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2018

T&D	$473,612	$40,445	$494,922
C&I	662,304	123,611	651,715
Total	$1,135,916	$164,056	$1,146,637

Project Bonding Requirements and Parent Guarantees

A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our sureties for claims against our surety bonds. As of March 31, 2019, we had approximately $646.1 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $320.0 million as of March 31, 2019.

From time to time, we guarantee the obligations of our wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease agreements, and, in some states, obligations in connection with obtaining contractors’ licenses. Additionally, from time to time, we are required to post letters of credit to guarantee the obligations of our wholly owned subsidiaries, which reduces the borrowing availability under our credit facility.

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended
	March 31,
	2019		2018
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues	$468,094	100.0%	$345,611	100.0%
Contract costs	425,218	90.8	309,858	89.7
Gross profit	42,876	9.2	35,753	10.3
Selling, general and administrative expenses	32,987	7.0	28,280	8.2
Amortization of intangible assets	734	0.2	117	—
Gain on sale of property and equipment	(471)	(0.1)	(1,051)	(0.3)
Income from operations	9,626	2.1	8,407	2.4
Other income (expense)
Interest expense	(1,205)	(0.3)	(721)	(0.2)
Other income, net	746	0.2	249	0.1
Income before provision for income taxes	9,167	2.0	7,935	2.3
Income tax expense	2,547	0.6	2,291	0.7
Net income	6,620	1.4	5,644	1.6
Less: net loss attributable to noncontrolling interest	(733)	(0.2)	—	—
Net income attributable to MYR Group Inc.	$7,353	1.6%	$5,644	1.6%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues. Revenues were $468.1 million for the three months ended March 31, 2019 compared to $345.6 million for the three months ended March 31, 2018. The increase of $122.5 million, or 35.4%, was primarily due to increases in volume across both our T&D and C&I segments and incremental revenues from the Huen Companies, which was acquired in the third quarter of 2018.

Gross margin. Gross margin was 9.2% for the three months ended March 31, 2019 compared to 10.3% for the three months ended March 31, 2018. The decrease in gross margin was primarily due to inclement weather on certain projects and inefficiencies related to unanticipated overtime and material delays associated with a joint venture project in which we own the majority controlling interest, which were partially offset by net loss attributable to noncontrolling interest. The joint venture project is subject to margin guarantees, for which an offset is recognized in other income. Gross margin was also negatively impacted by an increase in non-reimbursable cost on a project. These margin decreases were partially offset by better than anticipated productivity on a project. Changes in estimates of gross profit on certain projects resulted in a gross margin decreases of 0.8% and 0.1% for the three months ended March 31, 2019 and 2018, respectively.

Gross profit. Gross profit was $42.9 million for the three months ended March 31, 2019 compared to $35.8 million for the three months ended March 31, 2018, the increase of $7.1 million, or 19.9% was due to higher revenues, partially offset by lower margins.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) was $33.0 million for the three months ended March 31, 2019 compared to $28.3 million for the three months ended March 31, 2018. The period-over-period increase of $4.7 million was primarily due to the acquisition of the Huen Companies and higher employee related expenses to support operations. As a percentage of revenues, SG&A was 7.0% for the three months ended March 31, 2019 and 8.2% for the three months ended March 31, 2018.

Gain on sale of property and equipment. Gains from the sale of property and equipment for the three months ended March 31, 2019 were $0.5 million compared to $1.1 million for the three months ended March 31, 2018. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $1.2 million for the three months ended March 31, 2019 compared to $0.7 million for the three months ended March 31, 2018. This increase was primarily attributable to increased borrowing related to the acquisition of the Huen Companies, an increase in our working capital needs and an increase in our weighted average interest rate during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Other income. Other income was $0.7 million for the three months ended March 31, 2019, primarily attributable to a reduction in contingent consideration related to margin guarantees on certain contracts associated with the acquisition of the Huen Companies recognized in the three months ended March 31, 2019.

Income tax expense. Income tax expense was $2.5 million for the three months ended March 31, 2019, with an effective tax rate of 27.8%, compared to an expense of $2.3 million for the three months ended March 31, 2018, with an effective tax rate of 28.9%. The decrease in the tax rate in the three months ended March 31, 2019 was primarily due to state income taxes offset by the impact of our noncontrolling interest. Our inability to utilize losses experienced in certain Canadian operations negatively impacted the effective tax rate in the three months ended March 31, 2018.

Net income attributable to MYR Group Inc. Net income attributable to MYR Group Inc. was $7.4 million for the three months ended March 31, 2019 compared to $5.6 million for the three months ended March 31, 2018. The increase was primarily due to the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended March 31,
	2019		2018
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$272,548	58.2%	$216,386	62.6%
Commercial & Industrial	195,546	41.8	129,225	37.4
Total	$468,094	100.0%	$345,611	100.0%
Operating income (loss):
Transmission & Distribution	$14,930	5.5%	$13,541	6.3%
Commercial & Industrial	5,058	2.6	5,336	4.1
Total	19,988	4.3	18,877	5.5
Corporate	(10,362)	(2.2)	(10,470)	(3.1)
Consolidated	$9,626	2.1%	$8,407	2.4%

Transmission & Distribution

Revenues for our T&D segment for the three months ended March 31, 2019 were $272.5 million compared to $216.4 million for the three months ended March 31, 2018, an increase of $56.1 million, or 26.0%. The increase in revenue was primarily due to an increase in volume on transmission projects.

Revenues from transmission projects represented 68.9% and 62.1% of T&D segment revenue for the three months ended March 31, 2019 and 2018, respectively. Additionally, for the three months ended March 31, 2019, measured by revenue in our T&D segment, we provided 48.9% of our T&D services under fixed-price contracts, as compared to 36.7% for the three months ended March 31, 2018.

Operating income for our T&D segment for the three months ended March 31, 2019 was $14.9 million, an increase of $1.4 million or 10.3% from the three months ended March 31, 2018. The increase in T&D operating income from the prior year was primarily due to higher volume on transmission projects. This improvement from the prior year was partially offset by lower margins and changes in estimates of gross profit on certain projects. These estimate changes were primarily due to inclement weather on certain projects and an increase in non-reimbursable cost on a project. These impacts were partially offset by better than anticipated productivity on a certain project. As a percentage of revenues, operating income for our T&D segment was 5.5% for the three months ended March 31, 2019 compared to 6.3% for the three months ended March 31, 2018.

Commercial & Industrial

Revenues for our C&I segment for the three months ended March 31, 2019 were $195.5 million compared to $129.2 million for the three months ended March 31, 2018, an increase of $66.3 million, or 51.3%, primarily due to increases in volume across all project sizes and incremental revenues from the Huen Companies. Measured by revenue in our C&I segment, we provided 68.4% of our services under fixed-price contracts for the three months ended March 31, 2019, compared to 69.0% for the three months ended March 31, 2018.

Operating income for our C&I segment for the three months ended March 31, 2019 was $5.1 million, a decrease of $0.2 million over the three months ended March 31, 2018. The period-over-period decrease in operating income was primarily due to changes in estimates of gross profit on certain projects. These estimate changes were primarily due to unanticipated overtime and material delays associated with a joint venture project in which we own the majority controlling interest, which were partially offset by net loss attributable to noncontrolling interest. The joint venture project is also subject to margin guarantees for which an offset is recognized in other income. The decrease in operating income was also due to amortization related to certain intangibles acquired with the Huen Companies and an increase in bad debt expense associated with a customer bankruptcy. These impacts were partially offset by higher revenues. As a percentage of revenues, operating income for our C&I segment was 2.6% for the three months ended March 31, 2019 compared to 4.1% for the three months ended March 31, 2018.

Non-GAAP Measure—EBITDA

We define EBITDA, a performance measure used by management, as net income attributable to MYR Group Inc. plus net income from noncontrolling interest, interest expense net of interest income, provision for income taxes and depreciation and amortization, as shown in the following table. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income attributable to MYR Group Inc. as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from, the presentation of EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our Consolidated Financial Statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, useful lives placed on assets, capital structure and the method by which assets were acquired.

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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended
	March 31,
(In thousands)	2019	2018

Net income attributable to MYR Group Inc.	$7,353	$5,644
Net loss attributable to noncontrolling interests	(733)	—
Net income	6,620	5,644
Add:
Interest expense, net	1,205	721
Income tax expense	2,547	2,291
Depreciation & amortization	10,549	9,392
EBITDA	$20,921	$18,048

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

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended
	March 31,
(In thousands)	2019	2018

Provided By (Used In) Operating Activities:
Net cash flows provided by (used in) operating activities	$(8,205)	$22,033
Add/(subtract):
Changes in operating assets and liabilities	25,483	(6,878)
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities	(10,658)	(9,511)
Depreciation & amortization	10,549	9,392
Provision for income taxes	2,547	2,291
Interest expense, net	1,205	721
EBITDA	$20,921	$18,048

Liquidity and Capital Resources

As of March 31, 2019, we had working capital of $212.2 million. We define working capital as current assets less current liabilities. During the three months ended March 31, 2019, operating activities of our business used net cash of $8.2 million, compared to $22.0 million of cash provided for the three months ended March 31, 2018. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The $30.2 million change from cash provided by operating activities last year to cash used in operating activities this year was primarily due to unfavorable net changes in operating assets and liabilities of $32.4 million, offset by an increase in depreciation and amortization of $1.2 million and a $1.0 million increase in net income. The unfavorable change in operating assets and liabilities was primarily due to the net unfavorable year-over-year increases in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities), of $23.6 million and an unfavorable change of $8.2 million in other liabilities due primarily to the payout of bonuses earned in 2018 in the first three months of 2019. The increase in cash provided by other liabilities was due to the timing of wage and employment taxes and higher bonus and profit sharing accruals. The decline in cash provided by working capital accounts, primarily related to construction activities, was due to an increase in working capital requirements needed to support the increase in revenue.

In the three months ended March 31, 2019, we used net cash in investing activities of $9.1 million, consisting of $9.9 million for capital expenditures, partially offset by $0.8 million of proceeds from the sale of equipment.

In the three months ended March 31, 2019, financing activities provided net cash of $11.1 million, consisting primarily of $21.6 million of borrowings under our revolving line of credit partially offset by $8.4 million of outstanding checks in excess of our bank balance, $1.5 million of payment of principal obligations under equipment notes and share repurchases of $0.8 million, all of which represented shares surrendered to satisfy tax obligations under our stock compensation programs during the three months ended March 31, 2019.

We anticipate that our borrowing availability of $148.9 million at March 31, 2019 under the credit facility and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, and share repurchases. Although we believe that we have adequate cash and borrowing capacity to meet our liquidity needs, any large projects or acquisitions may require additional capital.

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

Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, we may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase, if given effect, shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters. We were in compliance with all of the financial covenants under the Credit Agreement as of March 31, 2019.

As of March 31, 2019, we had $79.9 million of debt outstanding under the Facility and letters of credit outstanding of approximately $21.2 million. As of December 31, 2018, we had $58.3 million of debt outstanding under the Facility and letters of credit outstanding of approximately $21.2 million.

Equipment Notes

On September 28, 2018, we entered into the Master Loan Agreement with BofA. The Master Loan Agreement may be used for financing of equipment between us and BofA pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.

As of March 31, 2019, we have executed five Equipment Notes that are collateralized by equipment and vehicles owned by us. The outstanding balance of these Equipment Notes was $30.0 million as of March 31, 2019.

Off-Balance Sheet Transactions

As is common in our industry, we enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected on our balance sheets. Our significant off-balance sheet transactions, such as liabilities associated with letter of credit obligations and surety guarantees related to performance bonds, could be entered into in the normal course of business. We have not engaged in any off-balance sheet financing arrangements through special purpose entities.

For a discussion regarding off-balance sheet transactions, please refer to Note 9–Commitments and Contingencies in the accompanying notes to our Consolidated Financial Statements.

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2019 and 2018, none of our customers individually exceeded 10.0% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

New Accounting Pronouncements

For a discussion regarding new accounting pronouncements, please refer to Note 1–Organization, Business and Basis of Presentation—Recently Issued Accounting Pronouncements in the accompanying notes to our Consolidated Financial Statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our 2018 Annual Report.

Cautionary Statement Concerning Forward-Looking Statements and Information

We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.

Statements in this Quarterly Report on Form 10-Q contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which represent our beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “likely,” “unlikely,” “possible,” “potential,” “should” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict, and many of which are beyond our control. These and other important factors, including those discussed under the caption “Forward-Looking Statements” and in Item 1A. “Risk Factors” in our 2018 Annual Report, and in any risk factors or cautionary statements contained in our other filings with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

These risks, contingencies and uncertainties include, but are not limited to, the following:

•	Our operating results may vary significantly from period to period.

•	Our industry is highly competitive. Increased competition can place downward pressure on contract prices and profit margins and may limit the number of projects that we are awarded.

•	We may be unsuccessful in generating internal growth, which could impact the projects available to the Company.

•	Negative economic and market conditions, as well as regulatory and environmental requirements, may adversely impact our customers’ future spending and, as a result, our operations and growth.

•	Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of penalties, including liquidated damages.

•	Our revenues may be exposed to potential risk if a project is terminated or canceled, if our customers encounter financial difficulties or if we encounter disputes with our customers.

•	Our business is labor intensive and we may be unable to attract and retain qualified employees.

•	The timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results.

•	During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

•	We may incur liabilities and suffer negative financial or reputational impacts relating to occupational health and safety matters.

•	Backlog may not be realized or may not result in profits and may not accurately represent future revenue.

•	Our business growth could outpace the capability of our internal resources and limit our ability to support growth.

•	Our dependence on suppliers, subcontractors and equipment manufacturers could expose us to the risk of loss in our operations.

•	Our participation in joint ventures and other projects with third parties may expose us to liability for failures of our partners.

•	Our inability to successfully execute our acquisition strategy may have an adverse impact on our growth strategy.

•	Legislative or regulatory actions relating to electricity transmission and renewable energy may impact demand for our services.

•	Our use of percentage-of-completion accounting could result in a reduction or reversal of previously recognized profits.

•	Our insurance coverage will not fully indemnify us against certain claims or losses. Further, our insurance has limits and exclusions and not all losses or claims are insured.

•	Our actual costs may be greater than expected in performing our fixed-price and unit-price contracts.

•	Our financial results are based upon estimates and assumptions that may differ from actual results.

•	The loss of a key customer could have an adverse effect on us.

•	Our failure to comply with environmental and other laws and regulations could result in significant liabilities.

•	Unavailability or cancellation of third party insurance coverages would increase our overall risk exposure and could disrupt our operations.

•	We extend trade credit to customers for purchases of our services, and may have difficulty collecting receivables from them.

•	We may not be able to compete for, or work on, certain projects if we are not able to obtain the necessary bonds, letters of credit, bank guarantees or other financial assurances.

•	Inability to hire or retain key personnel could disrupt our business.

•	Our business may be affected by seasonal and other variations, including severe weather conditions and the nature of our work environment.

•	We may fail to execute or integrate acquisitions or joint ventures successfully.

•	Work stoppages or other labor issues with our unionized workforce could adversely affect our business.

•	Failure to obtain permitting, right-of-way access and other tactical considerations prior to the commencement of work could delay the commencement of work on projects or cause modifications of work plans, potentially resulting in lower margins.

•	Multi-employer pension plan obligations related to our unionized workforce could adversely impact our earnings.

•	Our results of operations could be adversely affected as a result of asset impairments.

•	We may not have access in the future to sufficient funding to finance desired growth and operations.

•	We, or our business partners, may be subject to failures, interruptions or breaches of information technology systems, which could affect our operations or our competitive position, expose sensitive information, or damage our reputation.

•	Our stock has experienced significant price and volume fluctuations and future sales of our common stock could lead to dilution of our issued and outstanding common stock.

•	Our operations are subject to a number of operational risks which may result in unexpected costs or liabilities.

•	Opportunities associated with government contracts could lead to increased governmental regulation applicable to us.

•	Changes in our interpretation of tax laws could impact the determination of our income tax liabilities for a tax year.

•	Risks associated with operating in the Canadian market could restrict our ability to expand and harm our business and prospects.

•	Our failure to comply with the laws applicable to our Canadian activities, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, could have an adverse effect on us.

•	The nature of our business exposes us to potential liability for warranty claims and faulty engineering, which may reduce our profitability.

•	Our internal controls over financial reporting and our disclosure controls and procedures may not prevent all possible errors that could occur. Internal controls over financial reporting and disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objective will be met.

•	An increase in the prices of certain materials and commodities used in our business could adversely affect our business.

•	Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

•	Certain provisions in our organizational documents and Delaware law could delay or prevent a change in control of our company.

•	We are subject to risks associated with climate change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the three months ended March 31, 2019 and 2018, including instruments for trading, hedging or speculating on changes in interest rates or commodity prices of materials used in our business.

As of March 31, 2019, we had $79.9 million of debt outstanding under the Facility. Borrowings under the Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and LIBOR. If the prime rate, federal funds rate or LIBOR increased, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. If market rates of interest on all our revolving debt as of March 31, 2019, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.8 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of March 31, 2019, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by the same amount.

Borrowings under our Equipment Notes are at fixed rates established on the date the respective Equipment Note was executed.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

For the year ended December 31, 2018, management’s assessment of our internal control over financial reporting excluded the internal control over financial reporting of Huen Electric, Inc., which was acquired on July 2, 2018. Pursuant to the SEC’s general guidance that a recently acquired business may be omitted from the scope of an assessment in the year of the acquisition, the scope of our assessment does not include Huen Electric, Inc. As of March 31, 2019, Huen Electric, Inc. represented a total of approximately 8.8% and 8.6% of total assets and net assets, respectively, and 5.8% and 10.1% of contract revenues and income before income taxes, respectively, for the period then ended.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For discussion regarding legal proceedings, please refer to Note 9–Commitments and Contingencies—Litigation and Other Legal Matters in the accompanying notes to our Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the risk factors previously discussed in Item 1A. Risk Factors of our 2018 Annual Report. An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described in our 2018 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. These risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of our common stock and any investment in our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances of Common Stock. On February 28, 2019, 357 unregistered shares of our common stock, valued in the aggregate at $11,974, were issued to a director of the Company who elected to receive a portion of their director retainer fee in stock in lieu of cash. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 for an issuance not involving a public offering.

Purchases of Common Stock. The following table includes all of the Company’s repurchases of common stock for the periods shown, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Repurchased shares are retired and returned to authorized but unissued common stock.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)

January 1, 2019 - January 31, 2019	—	$—	—	$20,000,000
February 1, 2019 - February 28, 2019	6,676	$33.63	—	$20,000,000
March 1, 2019 - March 31, 2019	16,427	$33.67	—	$20,000,000
Total	23,103	$33.66	—

(1)	This column includes all repurchases of common stock, including stock repurchased under announced repurchase programs and stock repurchased outside such programs. Outside of the repurchase program, the Company repurchased 23,103 shares of its common stock to satisfy tax obligations on the vesting of restricted stock under the 2007 Long-Term Incentive Plan (as amended).

(2)	On July 26, 2018, the Company’s Board of Directors approved a new $20.0 million share repurchase program that began when the previous share repurchase program expired. The new share repurchase program will expire on August 15, 2019, or when the authorized funds are exhausted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

10.1	Form of Performance Shares Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Filed herewith

*	Electronically filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC.
(Registrant)

May 1, 2019	/s/ BETTY R. JOHNSON
Betty R. Johnson
Senior Vice President, Chief Financial Officer and Treasurer

