Form 10-Q
period 2019-06-30
MYR GROUP INC.
filed 2019-07-31
CIK 700923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 1-08325

MYR GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3158643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 Golf Road, Suite 3-1012 Rolling Meadows, IL (Address of principal executive offices)	60008 (Zip Code)

(847) 290-1891

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	MYRG	The Nasdaq Stock Market, LLC

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

As of July 26, 2019, there were 16,643,675 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and per share data)	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,355	$7,507
Accounts receivable, net of allowances of $4,517 and $1,331, respectively	313,455	288,427
Contract assets	174,805	160,281
Current portion of receivable for insurance claims in excess of deductibles	10,083	10,572
Other current assets	10,681	8,847
Total current assets	513,379	475,634
Property and equipment, net of accumulated depreciation of $265,636 and $253,495, respectively	168,972	161,892
Operating lease right-of-use assets	14,130	—
Goodwill	56,596	56,588
Intangible assets, net of accumulated amortization of $8,500 and $7,031, respectively	31,818	33,266
Receivable for insurance claims in excess of deductibles	17,094	17,173
Investment in joint ventures	2,222	1,324
Other assets	2,484	2,878
Total assets	$806,695	$748,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,856	$3,681
Current portion of operating lease obligations	3,817	—
Current portion of finance lease obligations	1,135	1,119
Accounts payable	166,350	139,480
Contract liabilities	53,581	58,534
Current portion of accrued self-insurance	19,692	19,633
Other current liabilities	52,669	61,358
Total current liabilities	304,100	283,805
Deferred income tax liabilities	17,359	17,398
Long-term debt	99,623	86,111
Accrued self-insurance	33,664	34,406
Operating lease obligations, net of current maturities	10,456	—
Finance lease obligations, net of current maturities	923	1,514
Other liabilities	1,633	1,057
Total liabilities	467,758	424,291
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 16,644,459 and 16,564,961 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	166	165
Additional paid-in capital	150,177	148,276
Accumulated other comprehensive loss	(393)	(193)
Retained earnings	189,089	174,736
Total stockholders' equity attributable to MYR Group Inc.	339,039	322,984
Noncontrolling interest	(102)	1,480
Total stockholders’ equity	338,937	324,464
Total liabilities and stockholders’ equity	$806,695	$748,755

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2019	2018	2019	2018

Contract revenues	$448,776	$339,676	$916,870	$685,287
Contract costs	405,613	301,046	830,831	610,904
Gross profit	43,163	38,630	86,039	74,383
Selling, general and administrative expenses	33,944	29,168	66,931	57,448
Amortization of intangible assets	735	119	1,469	236
Gain on sale of property and equipment	(926)	(1,014)	(1,397)	(2,065)
Income from operations	9,410	10,357	19,036	18,764
Other income (expense):
Interest expense	(1,168)	(783)	(2,373)	(1,504)
Other income, net	582	25	1,328	274
Income before provision for income taxes	8,824	9,599	17,991	17,534
Income tax expense	2,466	2,764	5,013	5,055
Net income	6,358	6,835	12,978	12,479
Less: net loss attributable to noncontrolling interest	(849)	—	(1,582)	—
Net income attributable to MYR Group Inc.	$7,207	$6,835	$14,560	$12,479
Income per common share attributable to MYR Group Inc.:
—Basic	$0.43	$0.42	$0.88	$0.76
—Diluted	$0.43	$0.41	$0.87	$0.75
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,600	16,455	16,557	16,388
—Diluted	16,704	16,592	16,682	16,555

Net income	$6,358	$6,835	$12,978	$12,479
Other comprehensive income (loss):
Foreign currency translation adjustment	(123)	16	(200)	(1)
Other comprehensive income (loss)	(123)	16	(200)	(1)
Total comprehensive income	6,235	6,851	12,778	12,478
Less: net loss attributable to noncontrolling interest	(849)	—	(1,582)	—
Total comprehensive income attributable to MYR Group Inc.	$7,084	$6,851	$14,360	$12,478

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
				Additional	Other		MYR Group Inc.
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'	Noncontrolling
	Stock	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Interest	Total
(in thousands)
Balance at December 31, 2017	—	16,465	$163	$143,934	$(299)	$143,241	$287,039	$—	$287,039
Net income	—	—	—	—	—	5,644	5,644	—	5,644
Adjustment to adopt ASU No. 2016-09	—	—	—	—	—	695	695	—	695
Stock issued under compensation plans, net	—	57	1	580	—	—	581	—	581
Stock-based compensation expense	—	—	—	420	—	—	420	—	420
Shares repurchased	—	(30)	—	(674)	—	(260)	(934)	—	(934)
Other comprehensive income	—	—	—	—	(17)	—	(17)	—	(17)
Balance at March 31, 2018	—	16,492	164	144,260	(316)	149,320	293,428	—	293,428
Net income	—	—	—	—	—	6,835	6,835	—	6,835
Stock issued under compensation plans, net	—	74	1	1,305	—	—	1,306	—	1,306
Stock-based compensation expense	—	—	—	1,058	—	—	1,058	—	1,058
Shares repurchased	—	(1)	—	(13)	—	(4)	(17)	—	(17)
Other comprehensive income	—	—	—	—	16	—	16	—	16
Balance at June 30, 2018	$—	16,565	$165	$146,610	$(300)	$156,151	$302,626	$—	$302,626

Balance at December 31, 2018	—	16,565	$165	$148,276	$(193)	$174,736	$322,984	$1,480	$324,464
Net income	—	—	—	—	—	7,353	7,353	(733)	6,620
Stock issued under compensation plans, net	—	68	—	282	—	—	282	—	282
Stock-based compensation expense	—	—	—	951	—	—	951	—	951
Shares repurchased	—	(23)	—	(571)	—	(207)	(778)	—	(778)
Other comprehensive income	—	—	—	—	(77)	—	(77)	—	(77)
Stock issued - other	—	—	12	—	—	—	12	—	12
Balance at March 31, 2019	—	16,610	177	148,938	(270)	181,882	330,727	747	331,474
Net income	—	—	—	—	—	7,207	7,207	(849)	6,358
Stock issued under compensation plans, net	—	33	1	1	—	—	2	—	2
Stock-based compensation expense	—	—	—	1,202	—	—	1,202	—	1,202
Other comprehensive income	—	—	—	—	(123)	—	(123)	—	(123)
Stock issued - other	—	1	(12)	36	—	—	24	—	24
Balance at June 30, 2019	$—	16,644	$166	$150,177	$(393)	$189,089	$339,039	$(102)	$338,937

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
(In thousands)	2019	2018

Cash flows from operating activities:
Net income	$12,978	$12,479
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	19,714	18,590
Amortization of intangible assets	1,469	236
Stock-based compensation expense	2,153	1,478
Deferred income taxes	23	323
Gain on sale of property and equipment	(1,397)	(2,065)
Other non-cash items	783	354
Changes in operating assets and liabilities:
Accounts receivable, net	(24,468)	7,071
Contract assets	(14,218)	(14,471)
Receivable for insurance claims in excess of deductibles	568	(330)
Other assets	(3,552)	2,144
Accounts payable	27,242	(9,845)
Contract liabilities	(5,035)	17,551
Accrued self insurance	(692)	(239)
Other liabilities	(8,169)	11,990
Net cash flows provided by operating activities	7,399	45,266
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,658	2,426
Purchases of property and equipment	(27,961)	(28,019)
Net cash flows used in investing activities	(26,303)	(25,593)
Cash flows from financing activities:
Net repayments under revolving lines of credit	(5,896)	(21,156)
Borrowings under equipment notes	24,038	—
Payment of principal obligations under equipment notes	(1,455)	—
Payment of principal obligations under finance leases	(575)	(545)
Proceeds from exercise of stock options	284	1,887
Repurchase of common shares	(778)	(951)
Other financing activities	36	10
Net cash flows provided by (used in) financing activities	15,654	(20,755)
Effect of exchange rate changes on cash	98	(58)
Net decrease in cash and cash equivalents	(3,152)	(1,140)
Cash and cash equivalents:
Beginning of period	7,507	5,343
End of period	$4,355	$4,203

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income, stockholders’ equity and cash flows with respect to the interim consolidated financial statements, have been included. Certain reclassifications were made to prior year amounts to conform to the current year presentation. The consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements as of that date. The results of operations and comprehensive income are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 6, 2019.

Foreign Currency

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and ineffective long-term monetary assets and liabilities are recorded in the “other income, net” line on the consolidated statements of operations. Foreign currency gains, recorded in other income, net, for the six months ended June 30, 2019 were $0.1 million. Foreign currency losses, recorded in other income, net, for the six months ended June 30, 2018 were not significant. Effective foreign currency transaction gains and losses, arising primarily from long-term monetary assets and liabilities, are recorded in the foreign currency translation adjustment line on the consolidated statements of comprehensive income.

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

In the six months ended June 30, 2019 and 2018, the Company recognized revenues of $21.4 million and $6.7 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended June 30, 2019, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.9%, which resulted in decreases in operating income of $4.2 million, net income attributable to MYR Group Inc. of $1.9 million and diluted earnings per common share attributable to MYR Group Inc. of $0.11. During the six months ended June 30, 2019, changes in estimates pertaining to certain projects decreased consolidated gross margin by 1.0%, which resulted in decreases in operating income of $9.1 million, net income attributable to MYR Group Inc. of $4.2 million and diluted earnings per common share attributable to MYR Group Inc. of $0.25.

During the three months ended June 30, 2018, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.1%, which resulted in increases in operating income of $0.2 million, net income attributable to MYR Group Inc. of $0.2 million and diluted earnings per common share attributable to MYR Group Inc of $0.01. During the six months ended June 30, 2018, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.1%, which resulted in increases in operating income of $0.1 million, net income attributable to MYR Group Inc. of $0.1 million and had an insignificant impact on diluted earnings per common share attributable to MYR Group Inc.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments under this pronouncement changed the way all leases with durations in excess of one year are treated. Under this guidance, lessees are required to recognize virtually all leases on the balance sheet as a right-of-use asset and an associated finance lease liability or operating lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as finance leases or operating leases. Finance lease liabilities, which contain provisions similar to capitalized leases under the prior accounting standards, are amortized as amortization expense and interest expense in the statement of operations. Operating lease liabilities and right-of-use assets are adjusted to result in a single straight-line lease expense over the life of the lease. On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective method. The modified retrospective basis provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach using the cumulative-effect approach for recording the transition adjustment as of the effective date. Financial results reported in prior periods are unchanged. See Note 4–Lease Obligations for further information related to the Company’s accounting policy and transition disclosures associated with the adoption of this pronouncement.

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

2. Acquisition

On July 2, 2018, the Company completed the acquisition of substantially all the assets of Huen Electric, Inc., an electrical contracting firm based in Illinois, Huen Electric New Jersey Inc., an electrical contracting firm based in New Jersey, and Huen New York, Inc., an electrical contracting firm based in New York (collectively, the “Huen Companies”). The Huen Companies provide a wide range of commercial and industrial electrical construction capabilities under the Company’s C&I segment in Illinois, New Jersey and New York. The total consideration after net asset adjustments of $10.8 million was approximately $57.9 million, which was funded through borrowings under the Company’s credit facility. The Company has finalized the purchase price accounting relating to the acquisition of the Huen Companies. All goodwill and identifiable intangible assets are expected to be tax deductible per applicable Internal Revenue Service regulations.

The purchase agreement also included contingent consideration provisions for margin guarantee adjustments based upon performance subsequent to the acquisition on certain contracts. The contracts were valued at fair value at the acquisition date, causing no margin guarantee estimate or adjustments for fair value. Changes in contract estimates, such as modified costs to complete or change order recognition, have resulted and will continue to result in changes to these margin guarantee estimates. Changes in contingent consideration, subsequent to the acquisition, related to the margin guarantee adjustments on certain contracts of approximately $0.6 million and $1.4 million were recorded in other income for the three and six months ended June 30, 2019, respectively. Future margin guarantee adjustments, if any, are expected to be recognized in 2019. The Company could also be required to make compensation payments contingent on the successful achievement of certain performance targets and continued employment of certain key executives of the Huen Companies. These payments are recognized as compensation expense in the consolidated statements of operations as incurred. For the three and six months ended June 30, 2019, the Company recognized $0.3 million and $0.6 million, respectively, of compensation expense associated with these contingent payments.

The following table summarizes the allocation of the opening balance sheet from the date of the Huen Companies acquisition through June 30, 2019:

(in thousands)	(as of acquisition date) July 2, 2018	Measurement Period Adjustments	Adjusted acquisition amounts as of June 30, 2019

Consideration paid	$47,082	$—	$47,082
Preliminary estimated net asset adjustments	10,749	85	10,834
Total consideration, net of net asset adjustments	$57,831	$85	$57,916

Accounts receivable, net	$33,903	$(207)	$33,696
Contract assets	10,570	1,010	11,580
Other current and long term assets	88	(11)	77
Property and equipment	3,188	—	3,188
Intangible assets	—	24,300	24,300
Accounts payable	(9,592)	(1,274)	(10,866)
Contract liabilities	(6,394)	525	(5,869)
Other current liabilities	(6,570)	49	(6,521)
Net identifiable assets and liabilities	25,193	24,392	49,585
Unallocated intangible assets	9,800	(9,800)	—
Total acquired assets and liabilities	34,993	14,592	49,585
Fair value of acquired noncontrolling interest	(1,273)	(7)	(1,280)
Goodwill	$24,111	$(14,500)	$9,611

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

The Company’s consolidated balance sheets present contract assets which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for collection of contract retainage was not significant as of June 30, 2019 and 2018.

Contract assets consisted of the following:

	June 30,	December 31,
(in thousands)	2019	2018	Change

Unbilled revenue	$109,287	$111,153	$(1,866)
Contract retainages, net	65,518	49,128	16,390
Contract assets	$174,805	$160,281	$14,524

The Company’s consolidated balance sheets present contract liabilities which contain deferred revenue and an accrual for contracts in a loss provision.

Contract liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2019	2018	Change

Deferred revenue	$52,364	$57,051	$(4,687)
Accrued loss provision	1,217	1,483	(266)
Contract liabilities	$53,581	$58,534	$(4,953)

The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30,	December 31,
(in thousands)	2019	2018	Change

Contract assets	$174,805	$160,281	$14,524
Contract liabilities	(53,581)	(58,534)	4,953
Net contract assets (liabilities)	$121,224	$101,747	$19,477

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $4.4 million and $32.8 million for the three and six months ended June 30, 2019, respectively. The Company did not recognize any revenue that was included in the opening contract balance during the three months ended June 30, 2018 and recognized $16.2 million for the six months ended June 30, 2018. This revenue consists primarily of work performed on previous billings to customers.

The net asset position for contracts in process consisted of the following:

	June 30,	December 31,
(in thousands)	2019	2018

Costs and estimated earnings on uncompleted contracts	$2,686,781	$2,718,713
Less: billings to date	2,629,858	2,664,611
	$56,923	$54,102

The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

	June 30,	December 31,
(in thousands)	2019	2018

Unbilled revenue	$109,287	$111,153
Deferred revenue	(52,364)	(57,051)
	$56,923	$54,102

4. Lease Obligations

Change in Accounting Policy

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective method. Under this guidance, the net present value of future lease payments are recorded as right-of-use assets and liabilities. In addition, the Company elected the ‘package of practical expedients’ permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. In addition, the Company elected not to utilize the hindsight practical expedient to determine the lease term for existing leases. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company did not recognize right-of-use assets or lease liabilities, including not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for our real estate and vehicle leases. Adoption of the new standard resulted in the recording of additional operating right-of-use assets and operating lease liabilities of approximately $15.1 million, as of January 1, 2019. The adoption of Topic 842 did not impact the Company’s retained earnings, consolidated net earnings or cash flows.

The Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of Company’s month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At June 30, 2019, the Company had no leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 842-10-25. Leases are accounted for as operating or finance leases, depending on the terms of the lease.

Finance Leases

The Company leases some vehicles and certain equipment under finance leases. The economic substance of the leases is a financing transaction for acquisition of the vehicles and equipment. Accordingly, the right-of-use assets for these leases are included in the balance sheets in property and equipment, net of accumulated depreciation, with a corresponding amount recorded in current portion of finance lease obligations or finance lease obligations, net of current maturities, as appropriate. The finance lease assets are amortized over the life of the lease or, if shorter, the life of the leased asset, on a straight-line basis and included in depreciation expense. The interest associated with finance lease obligations is included in interest expense.

Operating Right-of-Use Leases

Operating right-of-use leases are included in operating lease right-of-use assets, and current portion of operating lease obligations and operating lease obligations, net of current maturities, as appropriate. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate to calculate present value, the Company determines this rate by estimating the Company’s incremental borrowing rate, utilizing the borrowing rates associated with the Company’s various debt instruments. The operating lease right-of-use asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The following is a summary of the lease-related assets and liabilities recorded as of June 30, 2019:

(in thousands)
Assets	Classification on the Consolidated Balance Sheet
Operating lease right-of-use assets	Operating lease right-of-use assets	$14,130
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	2,054
Total right-of-use lease assets		$16,184

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$3,817
Finance lease obligations	Current portion of finance lease obligations	1,135
Total current obligations		4,952
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	10,456
Finance lease obligations	Finance lease obligations, net of current maturities	923
Total non-current obligations		11,379
Total lease obligations		$16,331

The following is a summary of the lease terms and discount rates as of June 30, 2019:

Weighted-average remaining lease term - finance leases	1.89 years
Weighted-average remaining lease term - operating leases	4.54 years
Weighted-average discount rate - finance leases	2.5%
Weighted-average discount rate - operating leases	3.8%

The following is a summary of certain information related to the lease costs for finance and operating leases for the three and six months ended June 30, 2019:

	Three months ended	Six months ended
(in thousands)	June 30, 2019	June 30, 2019
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$274	$547
Interest on lease liabilities	17	37
Operating lease cost	1,472	2,929
Short-term lease cost	—	15
Variable lease costs	67	132
Total lease cost	$1,830	$3,660

The following is a summary of other information and supplemental cash flow information related to finance and operating leases for the six months ended June 30, 2019:

(in thousands)
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,943
Right-of-use asset obtained in exchange for new operating lease obligations	$1,234

The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under financial leases, less interest, and under operating leases, less imputed interest, as of June 30, 2019 were as follows:

	Finance	Operating	Total
(In thousands)	Lease Obligations	Lease Obligations	Lease Obligations

Remainder of 2019	$592	$2,911	$3,503
2020	1,185	4,481	5,666
2021	346	3,674	4,020
2022	—	2,830	2,830
2023	—	1,534	1,534
Thereafter	—	2,480	2,480
Total minimum lease payments	2,123	17,910	20,033
Financing component	(65)	(3,637)	(3,702)
Net present value of minimum lease payments	2,058	14,273	16,331
Less: current portion of finance and operating lease obligations	(1,135)	(3,817)	(4,952)
Long-term finance and operating lease obligations	$923	$10,456	$11,379

The financing component for finance lease obligations represents the interest component of capital leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.

Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at market rental rates. As of June 30, 2019, the minimum lease payments required under these leases totaled $2.5 million, which is to be paid over the next 4.0 years.

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

As of June 30, 2019 and December 31, 2018, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of June 30, 2019, the fair values of the Company’s long-term debt and finance lease obligations were based on Level 2 inputs. As of December 31, 2018, the fair values of the Company’s long-term debt and capital lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at June 30, 2019 and December 31, 2018, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company's finance lease obligations also approximated fair value.

6. Debt

The table below reflects the Company's total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

					Outstanding	Outstanding
					Balance as of	Balance as of
		Stated Interest	Payment	Term	June 30,	December 31,
(dollar amounts in thousands)	Inception Date	Rate (per annum)	Frequency	(years)	2019	2018

Credit Agreement
Revolving loans	6/30/2016	Variable	Variable	5	$52,410	$58,306

Equipment Notes
Equipment Note 1	9/28/2018	4.16%	Semi-annual	5	11,734	12,655
Equipment Note 2	9/28/2018	4.23%	Semi-annual	7	11,745	12,279
Equipment Note 3	12/31/2018	3.97%	Semi-annual	5	2,291	2,291
Equipment Note 4	12/31/2018	4.02%	Semi-annual	7	2,313	2,313
Equipment Note 5	12/31/2018	4.01%	Semi-annual	7	1,948	1,948
Equipment Note 6	6/25/2019	2.89%	Semi-annual	7	15,005	—
Equipment Note 7	6/24/2019	3.09%	Semi-annual	5	9,033	—
					54,069	31,486
Total debt					106,479	89,792
Less: current portion of long-term debt					(6,856)	(3,681)
Long-term debt					$99,623	$86,111

Credit Agreement

On June 30, 2016, the Company entered into a five-year amended and restated credit agreement as amended from time to time, (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A, that provided for a $250 million facility (the “Facility”), which could be used for revolving loans and letters of credit. On September 28, 2018, the Company amended the Credit Agreement. This amendment, among other things, reduced the amount of the Facility available to be used for letters of credit to a maximum of $150 million. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $50 million. The Company has an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $100 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. Additionally, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement are used for working capital, capital expenditures, acquisitions, stock repurchases and other general corporate purposes.

Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 1.00%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on the Company’s consolidated leverage ratio (the “Leverage Ratio”) which is defined in the Credit Agreement as Consolidated Total Indebtedness divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.125% to 2.125% for non-performance letters of credit or 0.625% to 1.125% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.375%, based on the Company’s consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.25. The weighted average interest rate on borrowings outstanding on the Facility for the six months ended June 30, 2019 was 3.51% per annum.

Under the Credit Agreement, the Company is subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, the Company may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters. The Company was in compliance with all of its financial covenants under the Credit Agreement as of June 30, 2019.

As of June 30, 2019, the Company had letters of credit outstanding under the Facility of approximately $22.1 million, including $18.5 million related to the Company’s payment obligation under its insurance programs and approximately $3.6 million related to contract performance obligations.

As of December 31, 2018, the Company had letters of credit outstanding under the Facility of approximately $21.2 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $3.6 million related to contract performance obligations.

The Company had remaining deferred debt issuance costs totaling $0.5 million as of June 30, 2019, related to the line of credit. As permitted under ASU No. 2015-15, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.

Equipment Notes

The Company has entered into Master Equipment Loan and Security Agreements (the “Master Loan Agreements”) with multiple banks. The Master Loan Agreements may be used for the financing of equipment between the Company and the lending banks pursuant to one or more equipment notes ("Equipment Note"). Each Equipment Note executed under the Master Loan Agreements constitutes a separate, distinct and independent financing of equipment and a contractual obligation of the Company, which may contain prepayment clauses.

As of June 30, 2019, the Company had seven Equipment Notes outstanding under the Master Loan Agreements that are collateralized by equipment and vehicles owned by the Company. The following table sets forth our remaining principal payments for the Company’s outstanding Equipment Notes as of June 30, 2019:

Future
Equipment Notes
(In thousands)	Principal Payments

Remainder of 2019	$3,581
2020	6,608
2021	6,852
2022	7,107
2023	10,360
2024	5,964
Thereafter	13,597
Total future principal payments	$54,069
Less: current portion of equipment notes	(6,856)
Long-term principal obligations	$47,213

7. Revenue Recognition

Disaggregation of Revenue

A majority of the Company’s revenues are earned through contracts with customers that normally provide for payment upon completion of specified work or units of work as identified in the contract. Although there is considerable variation in the terms of these contracts, they are primarily structured as fixed-price contracts, under which the Company agrees to do the entire project for a fixed amount, or unit-price contracts, under which the Company agrees to do the work at a fixed price per unit of work as specified in the contract. The Company also enters into time-and-equipment and time-and-materials contracts under which the Company is paid for labor and equipment at negotiated hourly billing rates and for other expenses, including materials, as incurred at rates agreed to in the contract. Finally, the Company sometimes enters into cost-plus contracts, where the Company is paid for costs plus a negotiated margin. On occasion, time-and-equipment, time-and-materials and cost-plus contracts include a guaranteed not-to-exceed maximum price.

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

The components of the Company’s revenue by contract type for the three months ended June 30, 2019 and 2018 were as follows:

	Three months ended June 30, 2019
	T&D		C&I		Total
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$119,572	46.7%	$115,117	59.7%	$234,689	52.3%
Unit price	52,162	20.4	12,855	6.7	65,017	14.5
T&E	76,841	30.0	37,193	19.3	114,034	25.4
Other	7,335	2.9	27,701	14.3	35,036	7.8
	$255,910	100.0%	$192,866	100.0%	$448,776	100.0%

	Three months ended June 30, 2018
	T&D		C&I		Total
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$77,230	39.2%	$90,439	63.4%	$167,669	49.4%
Unit price	41,631	21.1	15,408	10.8	57,039	16.8
T&E	68,073	34.6	8,942	6.3	77,015	22.7
Other	9,991	5.1	27,962	19.5	37,953	11.1
	$196,925	100.0%	$142,751	100.0%	$339,676	100.0%

The components of the Company’s revenue by contract type for the six months ended June 30, 2019 and 2018 were as follows:

	Six months ended June 30, 2019
	T&D		C&I		Total
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$252,896	47.9%	$248,828	64.1%	$501,724	54.7%
Unit price	103,356	19.6	22,843	5.9	126,199	13.8
T&E	153,149	29.0	49,724	12.8	202,873	22.1
Other	19,057	3.5	67,017	17.2	86,074	9.4
	$528,458	100.0%	$388,412	100.0%	$916,870	100.0%

	Six months ended June 30, 2018
	T&D		C&I		Total
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$156,665	37.9%	$179,594	66.0%	$336,259	49.1%
Unit price	87,307	21.1	25,058	9.2	112,365	16.4
T&E	148,418	35.9	18,399	6.8	166,817	24.3
Other	20,921	5.1	48,925	18.0	69,846	10.2
	$413,311	100.0%	$271,976	100.0%	$685,287	100.0%

The components of the Company’s revenue by market type for the three months ended June 30, 2019 and 2018 were as follows:

	Three months ended June 30, 2019			Three months ended June 30, 2018
(in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$169,466	37.8%	T&D	$121,708	35.8%	T&D
Distribution	86,444	19.2	T&D	75,217	22.2	T&D
Electrical construction	192,866	43.0	C&I	142,751	42.0	C&I
Total revenue	$448,776	100.0%		$339,676	100.0%

The components of the Company’s revenue by market type for the six months ended June 30, 2019 and 2018 were as follows:

	Six months ended June 30, 2019			Six months ended June 30, 2018
(in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$357,231	39.0%	T&D	$256,161	37.4%	T&D
Distribution	171,227	18.6	T&D	157,150	22.9	T&D
Electrical construction	388,412	42.4	C&I	271,976	39.7	C&I
Total revenue	$916,870	100.0%		$685,287	100.0%

Remaining Performance Obligations

As of June 30, 2019, the Company had $1.06 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.

The following table summarizes the amount of remaining performance obligations that the Company expects to be realized as of June 30, 2019 and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months.

	Remaining Performance Obligations at June 30, 2019
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total at December 31, 2018

T&D	$389,579	$19,141	$418,178
C&I	673,336	154,287	644,547
Total	$1,062,915	$173,428	$1,062,725

The Company expects a vast majority of the remaining performance obligations to be recognized within twenty-four months, although the timing of the Company’s performance is not always under its control. Additionally, the difference between the remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s MSAs under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to backlog is provided in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

8. Income Taxes

The U.S. federal statutory tax rate was 21% for the three and six months ended June 30, 2019 and 2018. The Company’s effective tax rate for the three and six months ended June 30, 2019 was 27.9% of pretax income compared to the effective tax rate for the three and six months ended June 30, 2018 of 28.8%.

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and six months ended June 30, 2019 was primarily due to state income taxes offset by the impact of the Company’s noncontrolling interest.

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and six months ended June 30, 2018 was primarily due to state income taxes and the inability to utilize losses experienced in certain Canadian operations.

The Company had unrecognized tax benefits of approximately $0.3 million and $0.4 million as of June 30, 2019 and December 31, 2018, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three and six months ended June 30, 2019 and 2018.

The Company is subject to taxation in various jurisdictions. The Company’s 2015 and 2017 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2014 through 2017.

9. Commitments and Contingencies

Purchase Commitments

As of June 30, 2019, the Company had approximately $8.3 million in outstanding purchase orders for certain construction equipment, with cash outlay scheduled to occur over the next six months.

Insurance and Claims Accruals

The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other insurance coverage. The deductible per occurrence for each line of coverage is up to $1.0 million, except for wildfire coverage, which has a deductible of $2.0 million. The Company’s health benefit plans are subject to deductibles of up to $0.2 million for qualified individuals. Losses up to the deductible amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.

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

Performance and Payment Bonds and Parent Guarantees

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of June 30, 2019, an aggregate of approximately $637.3 million in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $326.6 million as of June 30, 2019.

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

The company grants time-vested stock awards in the form of restricted stock awards, restricted stock units or equity-settled phantom stock. During the six months ended June 30, 2019, the Company granted 85,640 shares of time-vested stock awards under the LTIP, which vest ratably over three years for employee awards and one year for director awards, at a weighted average grant date fair value of $34.22. Additionally, 96,625 shares of time-vested stock awards vested during the six months ended June 30, 2019, at a weighted average grant date fair value of $30.47.

During the six months ended June 30, 2019, the Company granted 72,932 performance share awards under the LTIP at target, which cliff vest on December 31, 2021, at a weighted average grant date fair value of $39.26. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares awarded, based upon the Company’s performance compared to certain metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to target, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards cliff vest upon attainment of the stated performance targets and minimum service requirements and are paid in shares of the Company’s common stock.

During the six months ended June 30, 2019, plan participants exercised 11,507 stock options with a weighted average exercise price of $24.68.

The Company recognizes stock-based compensation expense related to restricted stock awards, phantom stock awards and restricted stock units based on the grant date fair value, which was the closing price of the Company’s stock on the date of grant. The fair value is expensed over the service period. The Company recognizes stock-based compensation expense related to market-based performance awards based on the grant date fair value, which is computed using a Monte Carlo simulation. The fair value is expensed over the service period, which is approximately 2.8 years. The Company recognizes stock-based compensation expense related to internal measure-based performance awards based on the grant date fair value, which was the closing price of the Company’s stock on the date of grant. The fair value is expensed over the service period of approximately 2.8 years, and the Company adjusts the stock-based compensation expense related to internal metric-based performance awards according to its determination of the shares expected to vest at each reporting date.

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

The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018

Contract revenues:
T&D	$255,910	$196,925	$528,458	$413,311
C&I	192,866	142,751	388,412	271,976
	$448,776	$339,676	$916,870	$685,287
Income from operations:
T&D	$16,050	$11,018	$30,980	$24,559
C&I	4,512	9,635	9,570	14,971
GeneralCorporate	(11,152)	(10,296)	(21,514)	(20,766)
	$9,410	$10,357	$19,036	$18,764

For the three and six months ended June 30, 2019, contract revenues attributable to the Company’s Canadian operations were $20.8 million and $33.5 million, respectively, predominantly in the C&I segment. For the three and six months ended June 30, 2018, contract revenues attributable to the Company’s Canadian operations were $14.5 million and $29.2 million, respectively, predominantly in the C&I segment.

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

The acquired joint venture made no distributions to its partners, and the Company made no capital contributions to the joint venture, during the three and six months ended June 30, 2019. Additionally, there have been no changes in ownership during the three and six months ended June 30, 2019. The project associated with this joint venture is expected to be completed in 2019. Net loss attributable to the noncontrolling interest, during the three and six months ended June 30, 2019, was $0.8 million and $1.6 million, respectively.

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

Net income attributable to MYR Group Inc. and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share data)	2019	2018	2019	2018

Numerator:
Net income attributable to MYR Group Inc.	$7,207	$6,835	$14,560	$12,479

Denominator:
Weighted average common shares outstanding	16,600	16,455	16,557	16,388
Weighted average dilutive securities	104	137	125	167
Weighted average common shares outstanding, diluted	16,704	16,592	16,682	16,555

Income per common share attributable to MYR Group Inc.:
Basic	$0.43	$0.42	$0.88	$0.76
Diluted	$0.43	$0.41	$0.87	$0.75

For the three and six months ended June 30, 2019 and 2018, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities.

The following table summarizes the shares of common stock underlying the Company’s unvested stock options and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018

Restricted stock	—	30	—	1
Performance awards	73	68	73	86

14. Subsequent Event

On July 15, 2019, the Company completed the acquisition of substantially all the assets of CSI Electrical Contractors, Inc. (“CSI”), an electrical contracting firm based in California. CSI will provide services to a broad array of end markets under the Company’s C&I segment. The total consideration paid was approximately $79.7 million, subject to working capital and net asset adjustments, entirely funded through borrowings under the Facility. Additionally, there could be contingent payments based on the achievement of certain performance targets and continued employment of certain key executives of CSI. The costs associated with these contingent payments will be recognized as compensation expense in the consolidated statements of operations and comprehensive income as earned over the period achievement becomes probable. The results of CSI will be included in the Company’s consolidated financial statements beginning on the transaction date. Approximately $0.3 million of acquisition-related costs associated with this acquisition were expensed by the Company in the six months ended June 30, 2019. Due to the timing of the acquisition, the pro forma results of operations that include the impact of CSI will be provided by September 30, 2019, in an amendment to the Form 8-K filed by the Company on July 15, 2019.

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

We believe that we have a number of competitive advantages in both of our segments, including our project management team, skilled workforce, extensive centralized fleet, proven safety performance and reputation for timely completion of quality work that allows us to compete favorably in our markets. In addition, we believe that we are better capitalized than some of our competitors, which provides us with valuable flexibility to take on additional and more complex projects.

We had consolidated revenues for the six months ended June 30, 2019 of $916.9 million, of which 57.6% was attributable to our T&D customers and 42.4% was attributable to our C&I customers. Our consolidated revenues for the six months ended June 30, 2018 were $685.3 million. For the six months ended June 30, 2019, our net income attributable to MYR Group Inc. and EBITDA(1) were $14.6 million and $41.5 million, respectively, compared to $12.5 million and $37.9 million, respectively, for the six months ended June 30, 2018.

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

Because of reduced spending by United States utilities on their distribution systems for several years, we believe there is a need for sustained investment by utilities on their distribution systems to properly maintain or meet reliability requirements. We believe that the continued strength of the United States economy, particularly in the housing market, over the next few years could provide additional stimulus for spending by our customers on their distribution systems. We also believe the increased hurricane activity over the past several years and recent destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and staffing constraints. We believe electric utility employee retirements could increase with further economic recovery, which may result in an increase in outsourcing opportunities. We expect to see an incremental increase in distribution opportunities in the United States in 2019, and we believe these opportunities will continue to be bid in a competitive market.

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

We strive to maintain our status as a preferred provider to our T&D and C&I customers. We continue to implement strategies that further expand our capabilities and allow opportunities to provide prudent capital returns. On July 15, 2019, we completed the acquisition of substantially all the assets of CSI Electrical Contractors, Inc. (“CSI”), which expanded our C&I operations in California. The total consideration paid was approximately $79.7 million, subject to working capital and net asset adjustments, entirely funded through borrowings under our credit facility. On July 2, 2018, we completed the acquisition of substantially all the assets of the Huen Companies, which expanded our C&I operations in Illinois, New York and New Jersey. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. We ended the second quarter of 2019 with $175.5 million available under our credit facility. We believe that our financial position and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our strategies.

Backlog

We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” A customer’s intention to award us work under a fixed-price contract is not included in backlog unless there is an actual written award to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of master service agreements that typically have a one-year to three-year duration from execution. Backlog may not accurately represent the revenues that we expect to realize during any particular period. Several factors, such as the timing of contract awards, the type and duration of contracts, and the mix of subcontractor and material costs in our projects, can impact our backlog at any point in time. Some of our revenue does not appear in our periodic backlog reporting because the award of the project, as well as the execution of the work, may all take place within the period. Our backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Backlog should not be relied upon as a stand-alone indicator of future events. Additionally, the difference between our backlog and remaining performance obligations is due to the exclusion of a portion of our master service agreements under certain contract types from our remaining performance obligations as these contracts can be canceled for convenience at any time by us or the customer without considerable cost incurred by the customer. Our estimated backlog also includes our proportionate share of unconsolidated joint venture contracts. Additional information related to our remaining performance obligations is provided in Note 7–Revenue Recognition in the accompanying notes to our Consolidated Financial Statements.

Our backlog was $1.16 billion at June 30, 2019, compared to $1.14 billion at March 31, 2019 and $1.01 billion at June 30, 2018. Our backlog at June 30, 2019 increased 2.1% from March 31, 2019. Backlog in the T&D segment increased $8.9 million and C&I backlog increased $15.0 million compared to March 31, 2019. Our backlog as of June 30, 2019 included our proportionate share of joint venture backlog totaling $23.3 million, compared to $30.2 million at March 31, 2019.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at June 30, 2019
(In thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2018

T&D	$482,467	$19,141	$494,922
C&I	677,349	154,287	651,715
Total	$1,159,816	$173,428	$1,146,637
21

Project Bonding Requirements and Parent Guarantees

A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our sureties for claims against our surety bonds. As of June 30, 2019, we had approximately $637.3 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $326.6 million as of June 30, 2019.

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

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended				Six months ended
	June 30,				June 30,
	2019		2018		2019		2018
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Contract revenues	$448,776	100.0%	$339,676	100.0%	$916,870	100.0%	$685,287	100.0%
Contract costs	405,613	90.4	301,046	88.6	830,831	90.6	610,904	89.1
Gross profit	43,163	9.6	38,630	11.4	86,039	9.4	74,383	10.9
Selling, general and administrative expenses	33,944	7.6	29,168	8.6	66,931	7.3	57,448	8.4
Amortization of intangible assets	735	0.2	119	—	1,469	0.2	236	—
Gain on sale of property and equipment	(926)	(0.2)	(1,014)	(0.3)	(1,397)	(0.2)	(2,065)	(0.3)
Income from operations	9,410	2.0	10,357	3.1	19,036	2.1	18,764	2.8
Other income (expense)
Interest expense	(1,168)	(0.3)	(783)	(0.2)	(2,373)	(0.3)	(1,504)	(0.2)
Other income, net	582	0.1	25	—	1,328	0.1	274	—
Income before provision for income taxes	8,824	1.8	9,599	2.9	17,991	1.9	17,534	2.6
Income tax expense	2,466	0.4	2,764	0.9	5,013	0.5	5,055	0.8
Net income	6,358	1.4	6,835	2.0	12,978	1.4	12,479	1.8
Less: net loss attributable to noncontrolling interest	(849)	(0.2)	—	—	(1,582)	(0.2)	—	—
Net income attributable to MYR Group Inc.	$7,207	1.6%	$6,835	2.0%	$14,560	1.6%	$12,479	1.8%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues. Revenues were $448.8 million for the three months ended June 30, 2019 compared to $339.7 million for the three months ended June 30, 2018. The increase of $109.1 million, or 32.1%, was primarily due to higher volume across both segments and incremental revenues from the Huen Companies, which was acquired in the third quarter of 2018.

Gross margin. Gross margin was 9.6% for the three months ended June 30, 2019 compared to 11.4% for the three months ended June 30, 2018. The decrease in gross margin was primarily due to inefficiencies related to unanticipated overtime and material delays associated with a joint venture project in which we own the majority controlling interest, which were partially offset by net loss attributable to noncontrolling interest. The joint venture project is subject to margin guarantees, for which an offset is recognized in other income. Gross margin was also negatively impacted by projects with changes in estimates relating to a higher level of costs on items bid at lower margins, inclement weather conditions, and labor inefficiencies for which we are in ongoing negotiations to receive reimbursement. Changes in estimates of gross profit on certain projects resulted in a gross margin decrease of 0.9% and an increase of 0.1% for the three months ended June 30, 2019 and 2018, respectively.

Gross profit. Gross profit was $43.2 million for the three months ended June 30, 2019 compared to $38.6 million for the three months ended June 30, 2018. The increase of $4.6 million, or 11.7% was due to higher revenues, partially offset by lower margins.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) was $33.9 million for the three months ended June 30, 2019 compared to $29.2 million for the three months ended June 30, 2018. The period-over-period increase of $4.7 million was primarily due to the acquisition of the Huen Companies and higher employee related expenses to support operations. As a percentage of revenues, SG&A was 7.6% for the three months ended June 30, 2019 and 8.6% for the three months ended June 30, 2018.

Gain on sale of property and equipment. Gains from the sale of property and equipment for the three months ended June 30, 2019 were $0.9 million compared to $1.0 million for the three months ended June 30, 2018. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $1.2 million for the three months ended June 30, 2019 compared to $0.8 million for the three months ended June 30, 2018. This increase was primarily attributable to increased borrowing related to the acquisition of the Huen Companies, an increase in our working capital needs and an increase in our weighted average interest rate during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Other income. Other income was $0.6 million for the three months ended June 30, 2019, primarily attributable to a reduction in contingent consideration related to margin guarantees on certain contracts associated with the acquisition of the Huen Companies recognized in the three months ended June 30, 2019. Other income was not significant for the three months ended June 30, 2018.

Income tax expense. Income tax expense was $2.5 million for the three months ended June 30, 2019, with an effective tax rate of 27.9%, compared to the expense of $2.8 million for the three months ended June 30, 2018, with an effective tax rate of 28.8%. The decrease in the tax rate in the three months ended June 30, 2019 was primarily due to state income taxes offset by the impact of our noncontrolling interest. Our inability to utilize losses experienced in certain Canadian operations negatively impacted the effective tax rate in the three months ended June 30, 2018.

Net income attributable to MYR Group Inc. Net income attributable to MYR Group Inc. was $7.2 million for the three months ended June 30, 2019 compared to $6.8 million for the three months ended June 30, 2018. The increase was primarily due to the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended June 30,
	2019		2018
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$255,910	57.0%	$196,925	58.0%
Commercial & Industrial	192,866	43.0	142,751	42.0
Total	$448,776	100.0%	$339,676	100.0%
Operating income (loss):
Transmission & Distribution	$16,050	6.3%	$11,018	5.6%
Commercial & Industrial	4,512	2.3	9,635	6.7
Total	20,562	4.6	20,653	6.1
Corporate	(11,152)	(2.5)	(10,296)	(3.0)
Consolidated	$9,410	2.1%	$10,357	3.1%

Transmission & Distribution

Revenues for our T&D segment for the three months ended June 30, 2019 were $255.9 million compared to $196.9 million for the three months ended June 30, 2018, an increase of $59.0 million, or 30.0%. The increase in revenue was primarily due to an increase in revenue on small- to medium-sized transmission projects.

Revenues from transmission projects represented 66.2% and 61.8% of T&D segment revenue for the three months ended June 30, 2019 and 2018, respectively. Additionally, for the three months ended June 30, 2019, measured by revenue in our T&D segment, we provided 46.7% of our T&D services under fixed-price contracts, as compared to 39.2% for the three months ended June 30, 2018.

Operating income for our T&D segment for the three months ended June 30, 2019 was $16.1 million, an increase of $5.0 million, or 45.7%, from the three months ended June 30, 2018. The increase in T&D operating income from the prior year was primarily due to higher revenue on transmission projects and improvements in efficiency from the prior year. As a percentage of revenues, operating income for our T&D segment was 6.3% for the three months ended June 30, 2019 compared to 5.6% for the three months ended June 30, 2018.

Commercial & Industrial

Revenues for our C&I segment for the three months ended June 30, 2019 were $192.9 million compared to $142.8 million for the three months ended June 30, 2018, an increase of $50.1 million, or 35.1%, primarily due to increases in volume across all project sizes and incremental revenues from the Huen Companies. Measured by revenue in our C&I segment, we provided 59.7% of our services under fixed-price contracts for the three months ended June 30, 2019, compared to 63.4% for the three months ended June 30, 2018.

Operating income for our C&I segment for the three months ended June 30, 2019 was $4.5 million, a decrease of $5.1 million over the three months ended June 30, 2018. The period-over-period decrease in operating income was primarily due to changes in estimates of gross profit on certain projects. These estimate changes were primarily due to unanticipated overtime and material delays associated with a joint venture project in which we own the majority controlling interest, which were partially offset by net loss attributable to noncontrolling interest. The joint venture project is subject to margin guarantees, for which an offset is recognized in other income. Operating income was also negatively impacted by projects with changes in estimates relating to a higher level of costs on items bid at lower margins, inclement weather conditions, and labor inefficiencies for which we are in ongoing negotiations to receive reimbursement. The decrease in operating income was also due to amortization related to certain intangibles acquired with the Huen Companies and a favorable claim settlement in the prior year. These impacts were partially offset by higher revenues. As a percentage of revenues, operating income for our C&I segment was 2.3% for the three months ended June 30, 2019 compared to 6.7% for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues. Revenues were $916.9 million for the six months ended June 30, 2019 compared to $685.3 million for the six months ended June 30, 2018. The increase of $231.6 million, or 33.8%, was primarily due to increases in volume across both segments and incremental revenues from the Huen Companies, which was acquired in the third quarter of 2018.

Gross margin. Gross margin was 9.4% for the six months ended June 30, 2019 compared to 10.9% for the six months ended June 30, 2018. The decrease in gross margin was primarily due to inclement weather on certain projects and material delays associated with a joint venture project in which we own the majority controlling interest, which were partially offset by net loss attributable to noncontrolling interest. The joint venture project is subject to margin guarantees, for which an offset is recognized in other income. Gross margin was also negatively impacted by projects with changes in estimates relating to a higher level of costs on items bid at lower margins, inclement weather conditions, and labor inefficiencies for which we are in ongoing negotiations to receive reimbursement. These margin decreases were partially offset by better than anticipated productivity on a project. Changes in estimates of gross profit on certain projects resulted in a gross margin decrease of 1.0% and an increase of 0.1% for the six months ended June 30, 2019 and 2018, respectively.

Gross profit. Gross profit was $86.0 million for the six months ended June 30, 2019 compared to $74.4 million for the six months ended June 30, 2018, the increase of $11.6 million, or 15.7% was due to higher revenues, partially offset by lower margins.

Selling, general and administrative expenses. SG&A was $66.9 million for the six months ended June 30, 2019 compared to $57.4 million for the six months ended June 30, 2018. The period-over-period increase of $9.5 million was primarily due to the acquisition of the Huen Companies and higher employee related expenses to support operations. As a percentage of revenues, SG&A was 7.3% for the six months ended June 30, 2019 and 8.4% for the six months ended June 30, 2018.

Gain on sale of property and equipment. Gains from the sale of property and equipment for the six months ended June 30, 2019 were $1.4 million compared to $2.1 million for the six months ended June 30, 2018. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $2.4 million for the six months ended June 30, 2019 compared to $1.5 million for the six months ended June 30, 2018. This increase was primarily attributable to increased borrowing related to the acquisition of the Huen Companies, an increase in our working capital needs and an increase in our weighted average interest rate during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Other income. Other income was $1.3 million for the six months ended June 30, 2019, primarily attributable to a reduction in contingent consideration related to margin guarantees on certain contracts associated with the acquisition of the Huen Companies recognized in the three months ended June 30, 2019. Other income was $0.3 million for the six months ended June 30, 2018.

Income tax expense. Income tax expense was $5.0 million for the six months ended June 30, 2019, with an effective tax rate of 27.9%, compared to the expense of $5.1 million for the six months ended June 30, 2018, with an effective tax rate of 28.8%. The decrease in the tax rate in the six months ended June 30, 2019 was primarily due to state income taxes offset by the impact of our noncontrolling interest. Our inability to utilize losses experienced in certain Canadian operations negatively impacted the effective tax rate in the six months ended June 30, 2018.

Net income attributable to MYR Group Inc. Net income attributable to MYR Group Inc. was $14.6 million for the six months ended June 30, 2019 compared to $12.5 million for the six months ended June 30, 2018. The increase was primarily due to the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Six months ended June 30,
	2019		2018
(Dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$528,458	57.6%	$413,311	60.3%
Commercial & Industrial	388,412	42.4	271,976	39.7
Total	$916,870	100.0%	$685,287	100.0%
Operating income (loss):
Transmission & Distribution	$30,980	5.9%	$24,559	5.9%
Commercial & Industrial	9,570	2.5%	14,971	5.5%
Total	40,550	4.4%	39,530	5.8%
Corporate	(21,514)	(2.3)	(20,766)	(3.0)
Consolidated	$19,036	2.1%	$18,764	2.8%

Transmission & Distribution

Revenues for our T&D segment for the six months ended June 30, 2019 were $528.5 million compared to $413.3 million for the six months ended June 30, 2018, an increase of $115.2 million, or 27.9%. The increase in revenue was primarily due to an increase in volume on small- to medium-sized transmission projects.

Revenues from transmission projects represented 67.6% and 62.0% of T&D segment revenue for the six months ended June 30, 2019 and 2018, respectively. Additionally, for the six months ended June 30, 2019, measured by revenue in our T&D segment, we provided 47.9% of our T&D services under fixed-price contracts, as compared to 37.9% for the six months ended June 30, 2018.

Operating income for our T&D segment for the six months ended June 30, 2019 was $31.0 million, an increase of $6.4 million, or 26.1%, from the six months ended June 30, 2018. The increase in T&D operating income from the prior year was primarily due to higher volume on transmission and distribution projects. This improvement from the prior year was partially offset by lower margins and changes in estimates of gross profit on certain projects. These estimate changes were primarily due to inclement weather on certain projects and an increase in non-reimbursable cost on a project. These impacts were partially offset by better than anticipated productivity on certain projects. As a percentage of revenues, operating income for our T&D segment was 5.9% for the six months ended June 30, 2019 and June 30, 2018.

Commercial & Industrial

Revenues for our C&I segment for the six months ended June 30, 2019 were $388.4 million compared to $272.0 million for the six months ended June 30, 2018, an increase of $116.4 million, or 42.8%, primarily due to increases in volume across all project sizes and incremental revenues from the Huen Companies. Measured by revenue in our C&I segment, we provided 64.1% of our services under fixed-price contracts for the six months ended June 30, 2019, compared to 66.0% for the six months ended June 30, 2018.

Operating income for our C&I segment for the six months ended June 30, 2019 was $9.6 million, a decrease of $5.4 million over the six months ended June 30, 2018. The period-over-period decrease in operating income was primarily due to changes in estimates of gross profit on certain projects. These estimate changes were primarily due to unanticipated overtime and material delays associated with a joint venture project in which we own the majority controlling interest, which were partially offset by net loss attributable to noncontrolling interest. The joint venture project is subject to margin guarantees, for which an offset is recognized in other income. Operating income was also negatively impacted by projects with changes in estimates relating to a higher level of costs on items bid at lower margins, inclement weather conditions, and labor inefficiencies for which we are in ongoing negotiations to receive reimbursement. The decrease in operating income was also due to amortization related to certain intangibles acquired with the Huen Companies, an increase in bad debt expense associated with a customer bankruptcy and a favorable claim settlement in the prior year. These impacts were partially offset by higher revenues. As a percentage of revenues, operating income for our C&I segment was 2.5% for the six months ended June 30, 2019 compared to 5.5% for the six months ended June 30, 2018.

Non-GAAP Measure—EBITDA

We define EBITDA, a performance measure used by management, as net income attributable to MYR Group Inc. plus net income from noncontrolling interest, interest expense net of interest income, provision for income taxes and depreciation and amortization. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income attributable to MYR Group Inc. as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. We believe that EBITDA is useful to investors and other external users of our Consolidated Financial Statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, useful lives placed on assets, capital structure and the method by which assets were acquired. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from, the presentation of EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations.

Using EBITDA as a performance measure has material limitations as compared to net income, or other financial measures as defined under accounting principles generally accepted in the United States of America (“U.S. GAAP”), as it excludes certain recurring items, which may be meaningful to investors. EBITDA excludes interest expense net of interest income; however, as we have borrowed money to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are a necessary element of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense net of interest income, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net income in each period, to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after-tax basis. Using both EBITDA and net income to evaluate the business allows management and investors to (a) assess our relative performance against our competitors and (b) monitor our capacity to generate returns for our stockholders.

The following table provides a reconciliation of net income to EBITDA:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018

Net income attributable to MYR Group Inc.	$7,207	$6,835	$14,560	$12,479
Net loss attributable to noncontrolling interests	(849)	—	(1,582)	—
Net income	6,358	6,835	12,978	12,479
Add:
Interest expense, net	1,168	783	2,373	1,504
Income tax expense	2,466	2,764	5,013	5,055
Depreciation & amortization	10,634	9,434	21,183	18,826
EBITDA	$20,626	$19,816	$41,547	$37,864

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

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018

Provided By Operating Activities:
Net cash flows provided by operating activities	$15,604	$23,233	$7,399	$45,266
Add/(subtract):
Changes in operating assets and liabilities	2,841	(6,993)	28,324	(13,871)
Adjustments to reconcile net income to net cash flows provided by operating activities	(12,087)	(9,405)	(22,745)	(18,916)
Depreciation & amortization	10,634	9,434	21,183	18,826
Provision for income taxes	2,466	2,764	5,013	5,055
Interest expense, net	1,168	783	2,373	1,504
EBITDA	$20,626	$19,816	$41,547	$37,864

Liquidity and Capital Resources

As of June 30, 2019, we had working capital of $209.3 million. We define working capital as current assets less current liabilities. During the six months ended June 30, 2019, operating activities of our business provided net cash of $7.4 million, compared to $45.3 million of cash provided for the six months ended June 30, 2018. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The $37.9 million year-over-year change in cash provided by operating activities was primarily due to unfavorable net changes in operating assets and liabilities of $42.2 million, partially offset by an increase in depreciation and amortization of $2.4 million and a $0.7 million increase stock compensation expense. The unfavorable change in operating assets and liabilities was primarily due to an unfavorable change of $20.2 million in other liabilities and the net unfavorable year-over-year increases in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities), of $16.8 million. The decrease in cash provided by other liabilities was primarily due to the payment of net asset adjustments related to the acquisition of the Huen Companies and the timing of taxes and higher bonus and profit-sharing accruals. The decline in cash provided by working capital accounts, primarily related to construction activities, was due to increased working capital requirements needed to support our increased revenue and the impact of significant change orders and/or claims on certain contracts.

In the six months ended June 30, 2019, we used net cash in investing activities of $26.3 million, consisting of $28.0 million for capital expenditures, partially offset by $1.7 million of proceeds from the sale of equipment.

In the six months ended June 30, 2019, financing activities provided net cash of $15.7 million, consisting primarily of $24.0 million of new equipment notes under our Master Loan Agreements, which were partially offset by $5.9 million of repayments under our revolving line of credit, $1.5 million of repayments of principal obligations under equipment notes and share repurchases of $0.8 million, all of which represented shares surrendered to satisfy tax obligations under our stock compensation programs during the six months ended June 30, 2019.

We anticipate that our borrowing availability of $175.5 million at June 30, 2019 under the credit facility and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, and share repurchases. Although we believe that we have adequate cash and borrowing capacity to meet our liquidity needs, any large projects or acquisitions may require additional capital.

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

Amounts borrowed under the Credit Agreement bear interest, at our option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 1.00%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 2.00%. The applicable margin is determined based on our consolidated leverage ratio (“Leverage Ratio”) which is defined in the Credit Agreement as Consolidated Total Indebtedness divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.125% to 2.125% for non-performance letters of credit or 0.625% to 1.125% for performance letters of credit, based on our consolidated Leverage Ratio. We are subject to a commitment fee of 0.20% to 0.375%, based on our consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when our consolidated Leverage Ratio exceeds 2.25.

Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. In connection with any permitted acquisition where the total consideration exceeds $50 million, we may request that the maximum permitted consolidated Leverage Ratio increase from 3.0 to 3.5. Any such increase, if given effect, shall begin in the quarter in which such permitted acquisition is consummated and shall continue in effect for four consecutive fiscal quarters. We were in compliance with all of the financial covenants under the Credit Agreement as of June 30, 2019.

As of June 30, 2019, we had $52.4 million of debt outstanding under the Facility and letters of credit outstanding of approximately $22.1 million. As of December 31, 2018, we had $58.3 million of debt outstanding under the Facility and letters of credit outstanding of approximately $21.2 million.

Equipment Notes

We have entered into multiple Master Loan Agreements with multiple banks. The Master Loan Agreements may be used for financing of equipment between us and the lending banks pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.

As of June 30, 2019, we had executed seven Equipment Notes that are collateralized by equipment and vehicles owned by us. The outstanding balance of these Equipment Notes was $54.1 million as of June 30, 2019.

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

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of June 30, 2019 and 2018, none of our customers individually exceeded 10.0% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2019, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the six months ended June 30, 2019 and 2018, including instruments for trading, hedging or speculating on changes in interest rates or commodity prices of materials used in our business.

As of June 30, 2019, we had $52.4 million of debt outstanding under the Facility. Borrowings under the Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and Adjusted LIBOR. If the prime rate, federal funds rate or Adjusted LIBOR increased, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. If market rates of interest on all our revolving debt as of June 30, 2019, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.5 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of June 30, 2019, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by the same amount.

Borrowings under our Equipment Notes are at fixed rates established on the date the respective Equipment Note was executed.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

For the year ended December 31, 2018, management’s assessment of our internal control over financial reporting excluded the internal control over financial reporting of Huen Electric, Inc., which was acquired on July 2, 2018. Pursuant to the SEC’s general guidance that a recently acquired business may be omitted from the scope of an assessment in the year of the acquisition, the scope of our assessment does not include Huen Electric, Inc. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019 will included Huen Electric, Inc. As of June 30, 2019, Huen Electric, Inc. represented a total of approximately 8.7% and 7.9% of total assets and net assets, respectively, and 6.6% and 4.6% of contract revenues and income before income taxes, respectively, for the period then ended.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For discussion regarding legal proceedings, please refer to Note 9–Commitments and Contingencies—Litigation and Other Legal Matters in the accompanying notes to our Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the risk factors previously discussed in Item 1A. “Risk Factors” of our 2018 Annual Report. An investment in our common stock involves various risks. When considering an investment in our Company, you should carefully consider all of the risk factors described in our 2018 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. These risks and uncertainties could adversely affect our business, financial condition or future results and, thus, the value of our common stock and any investment in our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances of Common Stock. On April 25, 2019, 660 unregistered shares of our common stock, valued in the aggregate at $23,984, were issued to directors of the Company who elected to receive a portion of their director retainer fee in stock in lieu of cash. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 for an issuance not involving a public offering.

Purchases of Common Stock. The Company did not repurchase any shares of its common stock during the period from April 1, 2019 through June 30, 2019. The Company maintains a share repurchase program that authorizes the purchase up to $20.0 million of shares of its common stock. The share repurchase program will expire on August 15, 2019, or when the authorized funds are exhausted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

10.1	Form of Non-Employee Directors Restricted Stock Unit Award Agreement under the 2017 Long-Term Incentive Plan†
10.2	Amendment No. 2 to Amended and Restated Credit Agreement, dated June 7, 2019†
10.3	Asset Purchase Agreement, dated as of July 15, 2019, by and among MYR Group, Inc., certain subsidiaries of MYR Group, Inc., as purchasers, and CSI Electrical Contractors, Inc.†**
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Filed herewith
*	Electronically filed
**	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. The Company agrees to furnish a supplemental copy of any omitted schedule or exhibit to the SEC upon request.
34

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC.
(Registrant)

July 31, 2019	/s/ BETTY R. JOHNSON
Betty R. Johnson Senior Vice President, Chief Financial Officer and Treasurer

