Form 10-Q
period 2019-09-30
MYR GROUP INC.
filed 2019-10-30
CIK 700923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 25, 2019, there were 16,647,724 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except share and per share data)	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,145	$7,507
Accounts receivable, net of allowances of $4,773 and $1,331, respectively	375,599	288,427
Contract assets	238,492	160,281
Current portion of receivable for insurance claims in excess of deductibles	8,739	10,572
Other current assets	7,440	8,847
Total current assets	639,415	475,634
Property and equipment, net of accumulated depreciation of $268,541 and $253,495, respectively	178,432	161,892
Operating lease right-of-use assets	22,968	—
Goodwill	65,557	56,588
Intangible assets, net of accumulated amortization of $9,919 and $7,031, respectively	56,393	33,266
Receivable for insurance claims in excess of deductibles	17,380	17,173
Investment in joint ventures	4,180	1,324
Other assets	3,688	2,878
Total assets	$988,013	$748,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,552	$3,681
Current portion of operating lease obligations	6,068	—
Current portion of finance lease obligations	1,144	1,119
Accounts payable	206,879	139,480
Contract liabilities	77,293	58,534
Current portion of accrued self-insurance	19,236	19,633
Other current liabilities	76,349	61,358
Total current liabilities	393,521	283,805
Deferred income tax liabilities	17,694	17,398
Long-term debt	171,638	86,111
Accrued self-insurance	34,451	34,406
Operating lease obligations, net of current maturities	17,084	—
Finance lease obligations, net of current maturities	633	1,514
Other liabilities	2,420	1,057
Total liabilities	637,441	424,291
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 16,646,992 and 16,564,961 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	166	165
Additional paid-in capital	151,350	148,276
Accumulated other comprehensive loss	(392)	(193)
Retained earnings	199,444	174,736
Total stockholders' equity attributable to MYR Group Inc.	350,568	322,984
Noncontrolling interest	4	1,480
Total stockholders’ equity	350,572	324,464
Total liabilities and stockholders’ equity	$988,013	$748,755

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Contract revenues	$583,214	$399,537	$1,500,084	$1,084,824
Contract costs	524,017	354,251	1,354,848	965,155
Gross profit	59,197	45,286	145,236	119,669
Selling, general and administrative expenses	41,667	31,210	108,598	88,658
Amortization of intangible assets	1,419	743	2,888	979
Gain on sale of property and equipment	(1,151)	(804)	(2,548)	(2,869)
Income from operations	17,262	14,137	36,298	32,901
Other income (expense):
Interest income	—	13	—	13
Interest expense	(2,125)	(1,014)	(4,498)	(2,518)
Other income (expense), net	(922)	(2,292)	406	(2,018)
Income before provision for income taxes	14,215	10,844	32,206	28,378
Income tax expense	3,754	2,885	8,767	7,940
Net income	10,461	7,959	23,439	20,438
Less: net income (loss) attributable to noncontrolling interest	106	2	(1,476)	2
Net income attributable to MYR Group Inc.	$10,355	$7,957	$24,915	$20,436
Income per common share attributable to MYR Group Inc.:
—Basic	$0.62	$0.48	$1.50	$1.24
—Diluted	$0.62	$0.48	$1.49	$1.23
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,614	16,492	16,576	16,423
—Diluted	16,714	16,630	16,692	16,580

Net income	$10,461	$7,959	$23,439	$20,438
Other comprehensive income (loss):
Foreign currency translation adjustment	1	(22)	(199)	(23)
Other comprehensive income (loss)	1	(22)	(199)	(23)
Total comprehensive income	10,462	7,937	23,240	20,415
Less: net income (loss) attributable to noncontrolling interest	106	2	(1,476)	2
Total comprehensive income attributable to MYR Group Inc.	$10,356	$7,935	$24,716	$20,413

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
				Additional	Other		MYR Group Inc.
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'	Noncontrolling
(in thousands)	Stock	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Interest	Total
Balance at December 31, 2017	—	16,465	$163	$143,934	$(299)	$143,241	$287,039	$—	$287,039
Net income	—	—	—	—	—	5,644	5,644	—	5,644
Adjustment to adopt ASU No. 2016-09	—	—	—	—	—	695	695	—	695
Stock issued under compensation plans, net	—	57	1	580	—	—	581	—	581
Stock-based compensation expense	—	—	—	420	—	—	420	—	420
Shares repurchased	—	(30)	—	(674)	—	(260)	(934)	—	(934)
Other comprehensive income	—	—	—	—	(17)	—	(17)	—	(17)
Balance at March 31, 2018	—	16,492	164	144,260	(316)	149,320	293,428	—	293,428

Net income	—	—	—	—	—	6,835	6,835	—	6,835
Stock issued under compensation plans, net	—	74	1	1,305	—	—	1,306	—	1,306
Stock-based compensation expense	—	—	—	1,058	—	—	1,058	—	1,058
Shares repurchased	—	(1)	—	(13)	—	(4)	(17)	—	(17)
Other comprehensive income	—	—	—	—	16	—	16	—	16
Balance at June 30, 2018	—	16,565	165	146,610	(300)	156,151	302,626	—	302,626

Net income	—	—	—	—	—	7,957	7,957	2	7,959
Stock issued under compensation plans, net	—	(2)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	1,002	—	—	1,002	—	1,002
Shares repurchased	—	1	—	(69)	—	(23)	(92)	—	(92)
Noncontrolling interest acquired	—	—	—	—	—		—	1,273	1,273
Other comprehensive income	—	—	—	—	(22)	—	(22)	—	(22)
Balance at September 30, 2018	$—	16,564	$165	$147,543	$(322)	$164,085	$311,471	$1,275	$312,746

Balance at December 31, 2018	—	16,565	$165	$148,276	$(193)	$174,736	$322,984	$1,480	$324,464
Net income	—	—	—	—	—	7,353	7,353	(733)	6,620
Stock issued under compensation plans, net	—	68	—	282	—	—	282	—	282
Stock-based compensation expense	—	—	—	951	—	—	951	—	951
Shares repurchased	—	(23)	—	(571)	—	(207)	(778)	—	(778)
Other comprehensive income	—	—	—	—	(77)	—	(77)	—	(77)
Stock issued - other	—	—	12	—	—	—	12	—	12
Balance at March 31, 2019	—	16,610	177	148,938	(270)	181,882	330,727	747	331,474

Net income	—	—	—	—	—	7,207	7,207	(849)	6,358
Stock issued under compensation plans, net	—	33	1	1	—	—	2	—	2
Stock-based compensation expense	—	—	—	1,202	—	—	1,202	—	1,202
Other comprehensive income	—	—	—	—	(123)	—	(123)	—	(123)
Stock issued - other	—	1	(12)	36	—	—	24	—	24
Balance at June 30, 2019	—	16,644	166	150,177	(393)	189,089	339,039	(102)	338,937

Net income	—	—	—	—	—	10,355	10,355	106	10,461
Stock issued under compensation plans, net	—	—	—	41	—	—	41	—	41
Stock-based compensation expense	—	2	—	1,108	—	—	1,108	—	1,108
Other comprehensive income	—	—	—	—	1	—	1	—	1
Stock issued - other	—	1	—	24	—	—	24	—	24
Balance at September 30, 2019	$—	16,647	$166	$151,350	$(392)	$199,444	$350,568	$4	$350,572

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$23,439	$20,438
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	30,153	28,151
Amortization of intangible assets	2,888	979
Stock-based compensation expense	3,261	2,480
Deferred income taxes	339	342
Gain on sale of property and equipment	(2,548)	(2,869)
Other non-cash items	631	697
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(27,327)	29,232
Contract assets	(38,910)	(40,179)
Receivable for insurance claims in excess of deductibles	1,626	(3,766)
Other assets	(771)	2,928
Accounts payable	37,874	(13,781)
Contract liabilities	(397)	8,681
Accrued self insurance	(358)	3,668
Other liabilities	1,845	21,668
Net cash flows provided by operating activities	31,745	58,669
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,898	3,505
Cash paid for acquired business	(79,720)	(47,082)
Purchases of property and equipment	(39,354)	(39,723)
Net cash flows used in investing activities	(116,176)	(83,300)
Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	67,668	(14,580)
Borrowings under equipment notes	24,037	24,934
Payment of principal obligations under equipment notes	(3,307)	—
Payment of principal obligations under finance leases	(857)	(809)
Proceeds from exercise of stock options	325	1,887
Debt refinancing costs	(1,132)	—
Repurchase of common shares	(778)	(1,043)
Other financing activities	60	9,223
Net cash flows provided by financing activities	86,016	19,612
Effect of exchange rate changes on cash	53	(24)
Net increase (decrease) in cash and cash equivalents	1,638	(5,043)
Cash and cash equivalents:
Beginning of period	7,507	5,343
End of period	$9,145	$300

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business and Basis of Presentation

Organization and Business

MYR Group Inc. (the “Company”) is a holding company of specialty electrical construction service providers and conducts operations through its wholly owned subsidiaries, including: The L. E. Myers Co., a Delaware corporation; Harlan Electric Company, a Michigan corporation; Great Southwestern Construction, Inc., a Colorado corporation; Sturgeon Electric Company, Inc., a Michigan corporation; MYR Transmission Services, Inc., a Delaware corporation; E.S. Boulos Company, a Delaware corporation; High Country Line Construction, Inc., a Nevada corporation; Sturgeon Electric California, LLC, a Delaware limited liability company; GSW Integrated Services, LLC, a Delaware limited liability company; Huen Electric, Inc., a Delaware corporation; CSI Electrical Contractors, Inc., a Delaware corporation; MYR Transmission Services Canada, Ltd., a British Columbia corporation; Northern Transmission Services, Ltd., a British Columbia corporation and Western Pacific Enterprises Ltd., a British Columbia corporation.

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

Basis of Presentation

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income, stockholders’ equity and cash flows with respect to the interim consolidated financial statements, have been included. Certain reclassifications were made to prior year amounts to conform to the current year presentation. The consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements as of that date. The results of operations and comprehensive income are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 6, 2019 (the “2018 Annual Report”).

Foreign Currency

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and ineffective long-term monetary assets and liabilities are recorded in the “other income, net” line on the consolidated statements of operations. Foreign currency gains, recorded in other income, net, for the nine months ended September 30, 2019 were $0.1 million. Foreign currency gains, recorded in other income, net, for the nine months ended September 30, 2018 were not significant. Effective foreign currency transaction gains and losses, arising primarily from long-term monetary assets and liabilities, are recorded in the foreign currency translation adjustment line on the consolidated statements of comprehensive income.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

The most significant estimates are related to estimates of costs to complete contracts, pending change orders and claims, shared savings, insurance reserves, income tax reserves, estimates surrounding stock-based compensation, the recoverability of goodwill and intangibles and allowance for doubtful accounts. The Company estimates a cost accrual every quarter that represents costs incurred but not invoiced for services performed or goods delivered during the period, and estimates revenue from the contract cost portion of these accruals based on current gross margin rates to be consistent with its cost method of revenue recognition.

In the nine months ended September 30, 2019 and 2018, the Company recognized revenues of $31.1 million and $8.8 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended September 30, 2019, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.2%, which resulted in increases in operating income of $0.9 million, net income attributable to MYR Group Inc. of $0.8 million and diluted earnings per common share attributable to MYR Group Inc. of $0.05. During the nine months ended September 30, 2019, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.5%, which resulted in decreases in operating income of $7.8 million, net income attributable to MYR Group Inc. of $3.3 million and diluted earnings per common share attributable to MYR Group Inc. of $0.20.

During the three months ended September 30, 2018, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.6%, which resulted in decreases in operating income of $2.1 million, net income attributable to MYR Group Inc. of $1.6 million and diluted earnings per common share attributable to MYR Group Inc of $0.09. During the nine months ended September 30, 2018, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.4%, which resulted in decreases in operating income of $3.9 million, net income attributable to MYR Group Inc. of $2.8 million and diluted earnings per common share attributable to MYR Group Inc. of $0.17.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial instruments, including trade receivables and off-balance sheet credit exposures. Under this guidance, an entity is required to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. This ASU also requires disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. The ASU and its related clarifying updates are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The adoption of this standard will be through a cumulative-effect adjustment to retained earnings as of the effective date. Based on our historical experience, the Company does not expect that this pronouncement will have a significant impact in its financial statements or on the estimate of the allowance for uncollectable accounts.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

2. Acquisitions

CSI Electrical Contractors, Inc.

On July 15, 2019, the Company completed the acquisition of substantially all the assets of CSI Electrical Contractors, Inc. (“CSI”), an electrical contracting firm based in California. CSI provides services to a broad array of end markets under the Company’s C&I segment. The total consideration paid was approximately $79.7 million, subject to working capital and net asset adjustments, entirely funded through borrowings under the Company’s credit facility. Total consideration paid may include a portion subject to potential net asset adjustments which are expected to be finalized in early 2020. The Company’s preliminary estimate of these net asset adjustments was approximately $0.6 million as of the July 15, 2019 closing date and as of September 30, 2019, which will increase the total consideration to be paid, and is recorded in other current liabilities on the consolidated balance sheets.

The purchase agreement also includes contingent consideration provisions for margin guarantee adjustments based upon contract performance subsequent to the acquisition. The contracts were valued at fair value at the acquisition date, causing no margin guarantee estimate. Changes in contract estimates, such as modified costs to complete or change order recognition, will result in changes to these margin guarantee estimates. Changes in contingent consideration, subsequent to the acquisition, related to the margin guarantee adjustments on contracts of approximately $1.1 million were recorded in other expense for the three and nine months ended September 30, 2019. Future margin guarantee adjustments, if any, are expected to be recognized through 2020. The Company could also be required to make compensation payments contingent on the successful achievement of certain performance targets and continued employment of certain key executives of the CSI. These payments are recognized as compensation expense in the consolidated statements of operations as incurred. For the three and nine months ended September 30, 2019 the Company has not recognized any compensation expense associated with these contingent payments.

The results of operations for CSI are included in the Company’s consolidated statement of operations and the C&I segment from the date of acquisition. Costs of approximately $0.3 million related to the acquisition were included in selling, general and administrative expenses in the consolidated statement of operations for the three and nine months ended September 30, 2019.

The following table summarizes the preliminary allocation of the opening balance sheet from the date of the CSI acquisition through September 30, 2019:

(in thousands)	(as of acquisition date) July 15, 2019
Consideration paid	$79,720
Preliminary estimated net asset adjustments	633
Total consideration, net of net asset adjustments	$80,353

Accounts receivable, net	$59,579
Contract assets	38,970
Other current assets	83
Property and equipment	7,964
Operating lease right-of-use assets	9,933
Intangible assets	26,000
Other long term assets	149
Accounts payable	(29,533)
Accrued salaries and benefits	(8,091)
Contract liabilities	(18,934)
Current portion of operating lease obligations	(2,526)
Other current liabilities	(4,776)
Operating lease obligations, net of current maturities	(7,407)
Long-term debt	(20)
Net identifiable assets and liabilities	71,391
Goodwill	$8,962

The Company has developed preliminary estimates of fair value of the assets acquired and liabilities assumed for the purposes of allocating the purchase price. The goodwill to be recognized, which represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed, is primarily attributable to the value of an assembled workforce and other non-identifiable assets. No synergies were anticipated in the acquisition as CSI will function as an individual district within the Company’s operating structure. Further adjustments are expected to the allocation as third party valuations of identifiable intangible assets, including backlog, customer relationships, trade name and off-market component, are determined, and as net asset adjustments are finalized. Additionally, the Company will perform an analysis of the purchase price allocation and make appropriate adjustments based on the analysis. All of the goodwill and identifiable intangible assets are expected to be tax deductible per applicable Internal Revenue Service regulations.

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Contract revenues	$596,600	$474,783	$1,672,149	$1,277,341
Net income	$10,743	$5,602	$26,515	$18,940
Net income attributable to MYR Group, Inc.	$10,637	$5,600	$27,991	$18,938
Income per common share attributable to MYR Group Inc.:
—Basic	$0.64	$0.34	$1.69	$1.15
—Diluted	$0.64	$0.34	$1.68	$1.14
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,614	16,492	16,576	16,423
—Diluted	16,714	16,630	16,692	16,580

The pro forma combined results of operations for the three and nine months ended September 30, 2019 and 2018 were prepared by adjusting the historical results of the Company to include the historical results of CSI, as if the acquisition occurred on January 1, 2018. These pro forma results were adjusted for the following:

•	additional depreciation associated with the estimated step-up in fair value of the property and equipment acquired;
•	transaction costs associated with the acquisition;
•	estimated compensation expense related to contingent payments associated with the achievement of certain performance targets and continued employment of certain key executives of CSI;
•	the estimated amortization related to the acquired intangible assets discussed above;
•	interest expense recorded by CSI and the additional interest expense related to the incremental borrowings of $79.7 million on the Company’s credit facility as if the borrowing occurred on January 1, 2018; and
•	the income tax effect of pro forma adjustments at the statutory tax rate.

Revenues of approximately $65.0 million and net loss before income taxes of approximately $1.7 million, net of CSI margin guarantee adjustments on contracts of $1.1 million and intangible amortization of $1.1 million, were included in the Company’s consolidated results of operations for the three and nine months ended September 30, 2019 related to the acquisition of CSI.

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

The purchase agreement also included contingent consideration provisions for margin guarantee adjustments based upon performance subsequent to the acquisition on certain contracts. The contracts were valued at fair value at the acquisition date, causing no margin guarantee estimate or adjustments for fair value. Changes in contract estimates, such as modified costs to complete or change order recognition, have resulted and will continue to result in changes to these margin guarantee estimates. Changes in contingent consideration, subsequent to the acquisition, related to the margin guarantee adjustments on certain contracts were not significant for the three months ended September 30, 2019 and $1.4 million for the nine months ended September 30, 2019. Future margin guarantee adjustments, if any, are expected to be recognized in 2019. The Company could also be required to make compensation payments contingent on the successful achievement of certain performance targets and continued employment of certain key executives of the Huen Companies. These payments are recognized as compensation expense in the consolidated statements of operations as incurred. For the three and nine months ended September 30, 2019, the Company recognized $0.9 million and $1.4 million, respectively, of compensation expense associated with these contingent payments.

The following table summarizes the allocation of the opening balance sheet from the date of the Huen Companies acquisition through September 30, 2019:

(in thousands)	(as of acquisition date) July 2, 2018	Measurement Period Adjustments	Final Acquisition Allocation
Consideration paid	$47,082	$—	$47,082
Preliminary estimated net asset adjustments	10,749	85	10,834
Total consideration, net of net asset adjustments	$57,831	$85	$57,916

Accounts receivable, net	$33,903	$(207)	$33,696
Contract assets	10,570	1,010	11,580
Other current and long term assets	88	(11)	77
Property and equipment	3,188	—	3,188
Intangible assets	—	24,300	24,300
Accounts payable	(9,592)	(1,274)	(10,866)
Contract liabilities	(6,394)	525	(5,869)
Other current liabilities	(6,570)	49	(6,521)
Net identifiable assets and liabilities	25,193	24,392	49,585
Unallocated intangible assets	9,800	(9,800)	—
Total acquired assets and liabilities	34,993	14,592	49,585
Fair value of acquired noncontrolling interest	(1,273)	(7)	(1,280)
Goodwill	$24,111	$(14,500)	$9,611

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

The Company’s consolidated balance sheets present contract assets which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for collection of contract retainage was not significant as of September 30, 2019 and 2018.

Contract assets consisted of the following:

	September 30,	December 31,
(in thousands)	2019	2018	Change
Unbilled revenue	$150,485	$111,153	$39,332
Contract retainages, net	88,007	49,128	38,879
Contract assets	$238,492	$160,281	$78,211

The Company’s consolidated balance sheets present contract liabilities which contain deferred revenue and an accrual for contracts in a loss provision.

Contract liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2019	2018	Change
Deferred revenue	$75,641	$57,051	$18,590
Accrued loss provision	1,652	1,483	169
Contract liabilities	$77,293	$58,534	$18,759

The following table provides information about contract assets and contract liabilities from contracts with customers:

	September 30,	December 31,
(in thousands)	2019	2018	Change
Contract assets	$238,492	$160,281	$78,211
Contract liabilities	(77,293)	(58,534)	(18,759)
Net contract assets (liabilities)	$161,199	$101,747	$59,452

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $11.9 million and $39.4 million for the three and nine months ended September 30, 2019, respectively. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $16.9 million and $22.6 million for the three and nine months ended September 30, 2018, respectively. This revenue consists primarily of work performed on previous billings to customers.

The net asset position for contracts in process consisted of the following:

	September 30,	December 31,
(in thousands)	2019	2018
Costs and estimated earnings on uncompleted contracts	$3,335,968	$2,718,713
Less: billings to date	3,261,124	2,664,611
	$74,844	$54,102

The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

	September 30,	December 31,
(in thousands)	2019	2018
Unbilled revenue	$150,485	$111,153
Deferred revenue	(75,641)	(57,051)
	$74,844	$54,102

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

The Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of Company’s month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At September 30, 2019, the Company had several leases with residual value guarantees, due to the acquisition of CSI. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 842-10-25. Leases are accounted for as operating or finance leases, depending on the terms of the lease.

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

The following is a summary of the lease-related assets and liabilities recorded as of September 30, 2019:

		September 30,
(in thousands)	Classification on the Consolidated Balance Sheet	2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$22,968
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	1,781
Total right-of-use lease assets		$24,749

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$6,068
Finance lease obligations	Current portion of finance lease obligations	1,144
Total current obligations		7,212
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	17,084
Finance lease obligations	Finance lease obligations, net of current maturities	633
Total non-current obligations		17,717
Total lease obligations		$24,929

The following is a summary of the lease terms and discount rates as of September 30, 2019:

Weighted-average remaining lease term - finance leases	1.6 years
Weighted-average remaining lease term - operating leases	4.1 years
Weighted-average discount rate - finance leases	2.5%
Weighted-average discount rate - operating leases	3.8%

The following is a summary of certain information related to the lease costs for finance and operating leases for the three and nine months ended September 30, 2019:

	Three months ended	Nine months ended
(in thousands)	September 30, 2019	September 30, 2019
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$273	$820
Interest on lease liabilities	16	53
Operating lease cost	2,055	5,016
Short-term lease cost	—	8
Variable lease costs	67	198
Total lease cost	$2,411	$6,095

The following is a summary of other information and supplemental cash flow information related to finance and operating leases for the nine months ended September 30, 2019:

(in thousands)
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,064
Right-of-use asset obtained in exchange for new operating lease obligations	$11,374

The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under financial leases, less interest, and under operating leases, less imputed interest, as of September 30, 2019 were as follows:

	Finance	Operating	Total
(in thousands)	Lease Obligations	Lease Obligations	Lease Obligations
Remainder of 2019	$296	$2,202	$2,498
2020	1,185	7,407	8,592
2021	345	6,407	6,752
2022	—	5,051	5,051
2023	—	3,296	3,296
Thereafter	—	3,138	3,138
Total minimum lease payments	1,826	27,501	29,327
Financing component	(49)	(4,349)	(4,398)
Net present value of minimum lease payments	1,777	23,152	24,929
Less: current portion of finance and operating lease obligations	(1,144)	(6,068)	(7,212)
Long-term finance and operating lease obligations	$633	$17,084	$17,717

The financing component for finance lease obligations represents the interest component of capital leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.

Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at market rental rates. As of September 30, 2019, the minimum lease payments required under these leases totaled $4.8 million, which is to be paid over the next 4.8 years.

Capital Leases

Prior to the adoption of ASU No. 2016-02, Leases (Topic 842), certain of the Company’s leased vehicles and equipment leases met the characteristics of capital leases. The economic substance of these leases was a financing transaction for acquisition of the vehicles and equipment and, accordingly, the leases were included in the balance sheets in property and equipment, net of accumulated depreciation, with a corresponding amount recorded in current portion of lease obligations or lease obligations, net of current maturities, as appropriate. The capital lease assets were amortized on a straight-line basis over the life of the lease or, if shorter, the life of the leased asset, and were included in depreciation expense in the statements of operations. The interest associated with capital leases was included in interest expense in the statements of operations.

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

As of September 30, 2019 and December 31, 2018, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of September 30, 2019, the fair values of the Company’s long-term debt and finance lease obligations were based on Level 2 inputs. As of December 31, 2018, the fair values of the Company’s long-term debt and capital lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at September 30, 2019 and December 31, 2018, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company's finance lease obligations also approximated fair value.

6. Debt

The table below reflects the Company's total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

		Stated Interest	Payment	Term	Outstanding Balance as of September 30,	Outstanding Balance as of December 31,
(dollar amounts in thousands)	Inception Date	Rate (per annum)	Frequency	(years)	2019	2018
Credit Agreement
Revolving loans	9/13/2019	Variable	Variable	5	$125,973	$58,306

Equipment Notes
Equipment Note 1	9/28/2018	4.16%	Semi-annual	5	10,793	12,655
Equipment Note 2	9/28/2018	4.23%	Semi-annual	7	11,200	12,279
Equipment Note 3	12/31/2018	3.97%	Semi-annual	5	2,124	2,291
Equipment Note 4	12/31/2018	4.02%	Semi-annual	7	2,211	2,313
Equipment Note 5	12/31/2018	4.01%	Semi-annual	7	1,851	1,948
Equipment Note 6	6/25/2019	2.89%	Semi-annual	7	15,005	—
Equipment Note 7	6/24/2019	3.09%	Semi-annual	5	9,033	—
					52,217	31,486
Total debt					178,190	89,792
Less: current portion of long-term debt					(6,552)	(3,681)
Long-term debt					$171,638	$86,111

Credit Agreement

On September 13, 2019, the Company entered into a five-year amended and restated credit agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A, that provided for a $375 million facility (the “Facility”), which could be used for revolving loans and up to $150 million may be used for letters of credit. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $75 million. The Company has an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $200 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. Additionally, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement are used for refinancing existing indebtedness, working capital, capital expenditures, acquisitions and other general corporate purposes.

Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 0.75%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on the Company’s consolidated leverage ratio (the “Leverage Ratio”) which is defined in the Credit Agreement as Consolidated Total Indebtedness (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.00% to 1.75% for non-performance letters of credit or 0.50% to 0.875% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.15% to 0.25%, based on the Company’s consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.50 or the Company’s consolidated Liquidity (as defined in the Credit Agreement) is less than $50 million. The weighted average interest rate on borrowings outstanding on the Facility for the nine months ended September 30, 2019 was 3.46% per annum.

Under the Credit Agreement, the Company is subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of September 30, 2019.

As of September 30, 2019, the Company had letters of credit outstanding under the Facility of approximately $19.7 million, including $18.5 million related to the Company’s payment obligation under its insurance programs and approximately $1.2 million related to contract performance obligations.

As of December 31, 2018, the Company had letters of credit outstanding under the Facility of approximately $21.2 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $3.6 million related to contract performance obligations.

The Company had remaining deferred debt issuance costs totaling $1.5 million as of September 30, 2019, related to the line of credit. As permitted under ASU No. 2015-15, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit. Unamortized deferred debt issuance costs totaling $0.4 million relating to our previous credit agreement will be amortized over the life of the Facility.

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

As of September 30, 2019, the Company had seven Equipment Notes outstanding under the Master Loan Agreements that are collateralized by equipment and vehicles owned by the Company. The following table sets forth our remaining principal payments for the Company’s outstanding Equipment Notes as of September 30, 2019:

Future
Equipment Notes
(in thousands)	Principal Payments
Remainder of 2019	$1,729
2020	6,608
2021	6,852
2022	7,107
2023	10,360
2024	5,964
Thereafter	13,597
Total future principal payments	$52,217
Less: current portion of equipment notes	(6,552)
Long-term principal obligations	$45,665

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

The components of the Company’s revenue by contract type for the three months ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30, 2019
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$157,357	53.4%	$220,872	76.6%	$378,229	64.9%
Unit price	49,392	16.7	19,518	6.8	68,910	11.8
T&E	84,299	28.6	32,868	11.4	117,167	20.1
Other	3,892	1.3	15,016	5.2	18,908	3.2
	$294,940	100.0%	$288,274	100.0%	$583,214	100.0%

	Three months ended September 30, 2018
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$82,058	36.9%	$132,439	74.8%	$214,497	53.7%
Unit price	42,751	19.2	14,256	8.1	57,007	14.3
T&E	76,520	34.4	9,431	5.3	85,951	21.5
Other	21,202	9.5	20,880	11.8	42,082	10.5
	$222,531	100.0%	$177,006	100.0%	$399,537	100.0%

The components of the Company’s revenue by contract type for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine months ended September 30, 2019
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$410,253	49.8%	$469,700	69.4%	$879,953	58.7%
Unit price	152,748	18.6	42,361	6.3	195,109	13.0
T&E	237,448	28.8	82,592	12.2	320,040	21.3
Other	22,949	2.8	82,033	12.1	104,982	7.0
	$823,398	100.0%	$676,686	100.0%	$1,500,084	100.0%

	Nine months ended September 30, 2018
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$238,723	37.5%	$312,033	69.5%	$550,756	50.8%
Unit price	130,058	20.5	39,314	8.8	169,372	15.6
T&E	224,938	35.4	27,830	6.2	252,768	23.3
Other	42,123	6.6	69,805	15.5	111,928	10.3
	$635,842	100.0%	$448,982	100.0%	$1,084,824	100.0%

The components of the Company’s revenue by market type for the three months ended September 30, 2019 and 2018 were as follows:

	Three months ended September 30, 2019			Three months ended September 30, 2018
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$196,083	33.6%	T&D	$121,619	30.4%	T&D
Distribution	98,857	17.0	T&D	100,912	25.3	T&D
Electrical construction	288,274	49.4	C&I	177,006	44.3	C&I
Total revenue	$583,214	100.0%		$399,537	100.0%

The components of the Company’s revenue by market type for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$553,314	36.9%	T&D	$377,780	34.8%	T&D
Distribution	270,084	18.0	T&D	258,062	23.8	T&D
Electrical construction	676,686	45.1	C&I	448,982	41.4	C&I
Total revenue	$1,500,084	100.0%		$1,084,824	100.0%

Remaining Performance Obligations

As of September 30, 2019, the Company had $1.27 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.

The following table summarizes the amount of remaining performance obligations as of September 30, 2019 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months.

	Remaining Performance Obligations at September 30, 2019
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total at December 31, 2018
T&D	$368,865	$27,018	$418,178
C&I	899,859	208,699	644,547
Total	$1,268,724	$235,717	$1,062,725

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

8. Income Taxes

The U.S. federal statutory tax rate was 21% for the three and nine months ended September 30, 2019 and 2018. The Company’s effective tax rate for the three and nine months ended September 30, 2019 was 26.4% and 27.2%, respectively, of pretax income compared to the effective tax rate for the three and nine months ended September 30, 2018 of 26.6% and 28.0%, respectively.

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and nine months ended September 30, 2019 was primarily due to state income taxes offset by the impact of the Company’s noncontrolling interest.

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended September 30, 2018, was primarily due to state income taxes and, for the nine months ended September 30, 2018, the difference was primarily due to state income taxes and the inability to utilize losses experienced in certain Canadian operations.

The Company had unrecognized tax benefits of approximately $0.2 million and $0.4 million as of September 30, 2019 and December 31, 2018, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three and nine months ended September 30, 2019 and 2018.

The Company is subject to taxation in various jurisdictions. The Company’s 2017 and 2018 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2015 through 2018.

9. Commitments and Contingencies

Purchase Commitments

As of September 30, 2019, the Company had approximately $4.6 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur over the next three months.

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

Performance and Payment Bonds and Parent Guarantees

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of September 30, 2019, an aggregate of approximately $867.1 million in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $378.7 million as of September 30, 2019.

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

The company grants time-vested stock awards in the form of restricted stock awards, restricted stock units or equity-settled phantom stock. During the nine months ended September 30, 2019, the Company granted 85,640 shares of time-vested stock awards under the LTIP, which vest ratably over three years for employee awards and one year for director awards, at a weighted average grant date fair value of $34.22. Additionally, 99,655 shares of time-vested stock awards vested during the nine months ended September 30, 2019, at a weighted average grant date fair value of $30.51.

During the nine months ended September 30, 2019, the Company granted 72,932 performance share awards under the LTIP at target, which cliff vest on December 31, 2021, at a weighted average grant date fair value of $39.26. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares awarded, based upon the Company’s performance compared to certain metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to target, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards cliff vest upon attainment of the stated performance targets and minimum service requirements and are paid in shares of the Company’s common stock.

During the nine months ended September 30, 2019, plan participants exercised options to purchase 13,788 shares of the Company’s common stock with a weighted average exercise price of $23.57.

The Company recognizes stock-based compensation expense related to restricted stock awards, phantom stock awards and restricted stock units based on the grant date fair value, which was the closing price of the Company’s stock on the date of grant. The fair value is expensed over the service period, which is generally three years.

For performance awards, the Company recognizes stock-based compensation expense based on the grant date fair value of the award. The fair value of internal metric-based performance awards is determined by the closing stock price of the Company’s common stock on the date of the grant. The fair value of market-based performance awards is computed using a Monte Carlo simulation. Performance awards are expensed over the service period of approximately 2.8 years, and the Company adjusts the stock-based compensation expense related to internal metric-based performance awards according to its determination of the shares expected to vest at each reporting date.

11. Segment Information

MYR Group is a holding company of specialty contractors serving electrical utility infrastructure and commercial construction markets in the United States and western Canada. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which include safety costs, professional fees, IT expenses and management fees. The accounting policies of the segments are the same as those described in the Note 1– Organization, Business and Significant Accounting Policies to the 2018 Annual Report.

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

Commercial and Industrial: The C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, renewable energy projects, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems. The C&I segment generally provides electric construction and maintenance services as a subcontractor to general contractors in the C&I industry, but also contracts directly with facility owners. The C&I segment has a diverse customer base with many long-standing relationships.

The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Contract revenues:
T&D	$294,940	$222,531	$823,398	$635,842
C&I	288,274	177,006	676,686	448,982
	$583,214	$399,537	$1,500,084	$1,084,824
Income from operations:
T&D	$17,726	$13,935	$48,706	$38,494
C&I	10,795	10,227	20,365	25,198
GeneralCorporate	(11,259)	(10,025)	(32,773)	(30,791)
	$17,262	$14,137	$36,298	$32,901

For the three and nine months ended September 30, 2019, contract revenues attributable to the Company’s Canadian operations were $22.3 million and $55.8 million, respectively, predominantly in the C&I segment. For the three and nine months ended September 30, 2018, contract revenues attributable to the Company’s Canadian operations were $12.8 million and $42.0 million, respectively, predominantly in the C&I segment.

12. Noncontrolling Interest

On July 2, 2018, through the acquisition of certain assets of the Huen Companies, the Company became the majority controlling interest in a joint venture. As a result, the Company has consolidated the carrying value of the joint ventures’ assets and liabilities and results of operations in the Company’s consolidated financial statements. The equity owned by the other joint venture partners has been recorded as noncontrolling interest in the Company’s consolidated balance sheets, consolidated statements of stockholders’ equity, and their portions, if material, of net income (loss) and other comprehensive income shown as net income or other comprehensive income attributable to noncontrolling interest in the Company’s consolidated statements of operations and other comprehensive income. Additionally, the joint venture associated with the Company’s noncontrolling interest is a partnership, and consequently, the tax effect of only the Company’s share of the joint venture income is recognized by the Company.

The acquired joint venture made no distributions to its partners, and the Company made no capital contributions to the joint venture, during the three and nine months ended September 30, 2019. Additionally, there have been no changes in ownership during the three and nine months ended September 30, 2019. The project associated with this joint venture is expected to be completed in 2019. During the three months ended September 30, 2019, net gain attributable to the noncontrolling interest was $0.1 million and during the nine months ended September 30, 2019, net loss attributable to the noncontrolling interest was $1.5 million.

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

Net income attributable to MYR Group Inc. and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income attributable to MYR Group Inc.	$10,355	$7,957	$24,915	$20,436

Denominator:
Weighted average common shares outstanding	16,614	16,492	16,576	16,423
Weighted average dilutive securities	100	138	116	157
Weighted average common shares outstanding, diluted	16,714	16,630	16,692	16,580

Income per common share attributable to MYR Group Inc.:
Basic	$0.62	$0.48	$1.50	$1.24
Diluted	$0.62	$0.48	$1.49	$1.23

For the three and nine months ended September 30, 2019 and 2018, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s unvested time-vested stock awards were included in the computation of weighted average dilutive securities.

The following table summarizes the shares of common stock underlying the Company’s unexercised stock options, unvested time-vested stock awards and unvested performance awards that were excluded from the calculation of dilutive securities:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Time-vested stock awards	—	1	—	1
Performance awards	30	2	73	68

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

We had consolidated revenues for the nine months ended September 30, 2019 of $1.5 billion, of which 54.9% was attributable to our T&D customers and 45.1% was attributable to our C&I customers. Our consolidated revenues for the nine months ended September 30, 2018 were $1.08 billion. For the nine months ended September 30, 2019, our net income attributable to MYR Group Inc. and EBITDA(1) were $24.9 million and $69.7 million, respectively, compared to $20.4 million and $60.0 million, respectively, for the nine months ended September 30, 2018.

We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new sources of renewable generation. Consequently, we believe we will continue to see significant bidding activity on large transmission projects over the next two years. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in 2019 will not likely occur before 2020. Bidding and construction activity for small to medium-size transmission projects and upgrades remains strong, and we expect this trend to continue, primarily due to reliability and economic drivers.

Because of reduced spending by United States utilities on their distribution systems for several years, we believe there is a need for sustained investment by utilities on their distribution systems to properly maintain or meet reliability requirements. We believe the increased hurricane activity over the past several years and recent destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and staffing constraints. We believe electric utility employee retirements could increase with further economic recovery, which may result in an increase in outsourcing opportunities. We expect to see an incremental increase in distribution opportunities in the United States in 2020, and we believe these opportunities will continue to be bid in a competitive market.

(1)	EBITDA is a non-GAAP measure. Refer to “Non-GAAP Measure—EBITDA” for a discussion of this measure.

We expect to see continued improvement in bidding opportunities in our C&I segment during the remainder of 2019. FMI’s 2019 United States Construction Outlook forecasts an increase in spending levels over 2018. According to FMI, the primary growth sectors in 2019 are expected to include office, educational, public safety, transportation, conservation and development, and manufacturing, all with positive forecasted growth rates. In addition to these growth sectors, we believe that recent state legislation requiring the increased production of energy from renewable sources will increase activity in solar plant and other renewable forms of energy. We believe much of this potential will continue to be driven by advancements in technology, such as artificial intelligence, self-driving vehicles, and robotics. We also believe these technological advancements will continue to offer new opportunities in many of the markets we serve including data centers, manufacturing plants, and higher education.

Additionally, the United States has experienced a decade of privately funded economic expansion which has challenged the capacity of public water and transportation infrastructure forcing states and municipalities to seek creative means to fund needed expansion. We believe the need for expanding public infrastructure will offer opportunity in our C&I segment for several years.

We expect the long-term growth in our C&I segment to generally track the economic growth of the regions we serve. We also expect to see increased bidding opportunities in the new C&I markets we recently entered through strategic acquisitions and organic expansions.

We strive to maintain our status as a preferred provider to our T&D and C&I customers. We continue to implement strategies that further expand our capabilities and allow opportunities to provide prudent capital returns. On July 15, 2019, we completed the acquisition of substantially all the assets of CSI Electrical Contractors, Inc. (“CSI”), which expanded our C&I operations in California. The total consideration paid was approximately $79.7 million, subject to working capital and net asset adjustments, entirely funded through borrowings under our credit facility. On July 2, 2018, we completed the acquisition of substantially all the assets of the Huen Companies, which expanded our C&I operations in Illinois, New York and New Jersey. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. We ended the third quarter of 2019 with $229.3 million available under our credit facility. We believe that our financial position and operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our strategies.

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

Our backlog was $1.37 billion at September 30, 2019, compared to $1.16 billion at June 30, 2019 and $1.10 billion at September 30, 2018. Our backlog at September 30, 2019 increased 17.8% from June 30, 2019. Backlog in the T&D segment decreased $18.6 million and C&I backlog increased $225.0 million compared to June 30, 2019. Our backlog as of September 30, 2019 included our proportionate share of joint venture backlog totaling $21.9 million, compared to $23.3 million at June 30, 2019.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at September 30, 2019
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2018
T&D	$463,831	$27,018	$494,922
C&I	902,345	208,699	651,715
Total	$1,366,176	$235,717	$1,146,637

Project Bonding Requirements and Parent Guarantees

A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our sureties for claims against our surety bonds. As of September 30, 2019, we had approximately $867.1 million in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $378.7 million as of September 30, 2019.

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

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$583,214	100.0%	$399,537	100.0%	$1,500,084	100.0%	$1,084,824	100.0%
Contract costs	524,017	89.8	354,251	88.7	1,354,848	90.3	965,155	89.0
Gross profit	59,197	10.2	45,286	11.3	145,236	9.7	119,669	11.0
Selling, general and administrative expenses	41,667	7.1	31,210	7.8	108,598	7.2	88,658	8.2
Amortization of intangible assets	1,419	0.3	743	0.2	2,888	0.2	979	0.1
Gain on sale of property and equipment	(1,151)	(0.2)	(804)	(0.2)	(2,548)	(0.1)	(2,869)	(0.3)
Income from operations	17,262	3.0	14,137	3.5	36,298	2.4	32,901	3.0
Other income (expense)
Interest income	—	—	13	—	—	—	13	—
Interest expense	(2,125)	(0.4)	(1,014)	(0.2)	(4,498)	(0.3)	(2,518)	(0.2)
Other income (expense), net	(922)	(0.2)	(2,292)	(0.6)	406	—	(2,018)	(0.2)
Income before provision for income taxes	14,215	2.4	10,844	2.7	32,206	2.1	28,378	2.6
Income tax expense	3,754	0.6	2,885	0.7	8,767	0.5	7,940	0.7
Net income	10,461	1.8	7,959	2.0	23,439	1.6	20,438	1.9
Less: net income (loss) attributable to noncontrolling interest	106	—	2	—	(1,476)	(0.1)	2	—
Net income attributable to MYR Group Inc.	$10,355	1.8%	$7,957	2.0%	$24,915	1.7%	$20,436	1.9%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues. Revenues were $583.2 million for the three months ended September 30, 2019 compared to $399.5 million for the three months ended September 30, 2018. The increase of $183.7 million, or 46.0%, was primarily due to higher volume across both segments and incremental revenues from the CSI acquisition, which was acquired in the third quarter of 2019.

Gross margin. Gross margin was 10.2% for the three months ended September 30, 2019 compared to 11.3% for the three months ended September 30, 2018. The decrease in gross margin was primarily due to projects that we continue to carry at lower than historical margins, for which we are pursuing additional compensation. Additionally, gross margin included changes of estimates on certain contracts associated with recent acquisitions which are subject to margin guarantees and represent potential contingent consideration for which an offset was recognized in other expense. These changes in estimates during the three months ended September 30, 2019 and 2018 were $1.1 million and $2.3 million, respectively. The decrease in gross margin was partially offset by certain projects with changes in estimates due to better-than-anticipated productivity. Changes in estimates of gross profit on certain projects resulted in a gross margin increase of 0.2% and decrease of 0.6% for the three months ended September 30, 2019 and 2018, respectively. The three months ended September 30, 2018 was also positively impacted by a high volume of small changes in estimates of gross profit, which did not recur in 2019.

Gross profit. Gross profit was $59.2 million for the three months ended September 30, 2019 compared to $45.3 million for the three months ended September 30, 2018. The increase of $13.9 million, or 30.7% was due to higher revenues, partially offset by lower margins.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) was $41.7 million for the three months ended September 30, 2019 compared to $31.2 million for the three months ended September 30, 2018. The period-over-period increase of $10.5 million was primarily due to the acquisition of CSI along with higher employee-related expenses to support operations. As a percentage of revenues, SG&A was 7.1% for the three months ended September 30, 2019 and 7.8% for the three months ended September 30, 2018.

Gain on sale of property and equipment. Gains from the sale of property and equipment for the three months ended September 30, 2019 were $1.2 million compared to $0.8 million for the three months ended September 30, 2018. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $2.1 million for the three months ended September 30, 2019 compared to $1.0 million for the three months ended September 30, 2018. This increase was primarily attributable to increased borrowing related to the acquisition of CSI and an increase in our working capital needs to support higher volume during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Other expense. Other expense was $0.9 million for the three months ended September 30, 2019, primarily attributable to a contingent consideration related to margin guarantees on certain contracts associated with the acquisition of CSI recognized in the three months ended September 30, 2019. Other expense was $2.3 million for the three months ended September 30, 2018, primarily attributable to contingent consideration related to margin guarantees on certain contracts associated with the acquisition of the Huen Companies.

Income tax expense. Income tax expense was $3.8 million for the three months ended September 30, 2019, with an effective tax rate of 26.4%, compared to the expense of $2.9 million for the three months ended September 30, 2018, with an effective tax rate of 26.6%.

Net income attributable to MYR Group Inc. Net income attributable to MYR Group Inc. was $10.4 million for the three months ended September 30, 2019 compared to $8.0 million for the three months ended September 30, 2018. The increase was primarily due to the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended September 30,
	2019		2018
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$294,940	50.6%	$222,531	55.7%
Commercial & Industrial	288,274	49.4	177,006	44.3
Total	$583,214	100.0%	$399,537	100.0%
Operating income (loss):
Transmission & Distribution	$17,726	6.0%	$13,935	6.3%
Commercial & Industrial	10,795	3.7	10,227	5.8
Total	28,521	4.9	24,162	6.0
Corporate	(11,259)	(1.9)	(10,025)	(2.5)
Consolidated	$17,262	3.0%	$14,137	3.5%

Transmission & Distribution

Revenues for our T&D segment for the three months ended September 30, 2019 were $294.9 million compared to $222.5 million for the three months ended September 30, 2018, an increase of $72.4 million, or 32.5%. The increase in revenue was primarily due to an increase in revenue on small- to medium-sized transmission projects.

Revenues from transmission projects represented 66.5% and 54.7% of T&D segment revenue for the three months ended September 30, 2019 and 2018, respectively. Additionally, for the three months ended September 30, 2019, measured by revenue in our T&D segment, we provided 53.4% of our T&D services under fixed-price contracts, as compared to 36.9% for the three months ended September 30, 2018.

Operating income for our T&D segment for the three months ended September 30, 2019 was $17.7 million, an increase of $3.8 million, or 27.2%, from the three months ended September 30, 2018. The increase in T&D operating income from the prior year was primarily due to higher revenue on transmission projects. As a percentage of revenues, operating income for our T&D segment was 6.0% for the three months ended September 30, 2019 compared to 6.3% for the three months ended September 30, 2018.

Commercial & Industrial

Revenues for our C&I segment for the three months ended September 30, 2019 were $288.3 million compared to $177.0 million for the three months ended September 30, 2018, an increase of $111.3 million, or 62.9%, primarily due to increases in volume across all project sizes and incremental revenues from the CSI acquisition. Measured by revenue in our C&I segment, we provided 76.6% of our services under fixed-price contracts for the three months ended September 30, 2019, compared to 74.8% for the three months ended September 30, 2018.

Operating income for our C&I segment for the three months ended September 30, 2019 was $10.8 million, an increase of $0.6 million over the three months ended September 30, 2018. The period-over-period increase in operating income was due to higher revenues primarily offset by projects that we continue to carry at lower than historical margins for which we are pursuing additional compensation. The decrease in operating income was also due to $1.1 million of amortization related to certain intangibles acquired with CSI. As a percentage of revenues, operating income for our C&I segment was 3.7% for the three months ended September 30, 2019 compared to 5.8% for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues. Revenues were $1.50 billion for the nine months ended September 30, 2019 compared to $1.08 billion for the nine months ended September 30, 2018. The increase of $415.3 million, or 38.3%, was primarily due to increases in volume across both segments and incremental revenues from the acquisitions of the Huen Companies and CSI, which were acquired in the third quarter of 2018 and 2019, respectively.

Gross margin. Gross margin was 9.7% for the nine months ended September 30, 2019 compared to 11.0% for the nine months ended September 30, 2018. The decrease in gross margin was primarily due to inclement weather on certain projects and material delays associated with a substantially completed joint venture project in which we own the majority controlling interest, which were partially offset by net loss attributable to noncontrolling interest. The joint venture project is subject to margin guarantees, for which an offset is recognized in other income. Gross margin was also negatively impacted by certain projects with changes in estimates relating to a higher level of costs on items bid at lower margins, inclement weather conditions and labor inefficiencies for which we are in ongoing negotiations to receive reimbursement. These margin decreases were partially offset by better than anticipated productivity on a project and a favorable claim settlement. Changes in estimates of gross profit on certain projects resulted in a gross margin decrease of 0.5% and 0.4% for the nine months ended September 30, 2019 and 2018, respectively.

Gross profit. Gross profit was $145.2 million for the nine months ended September 30, 2019 compared to $119.7 million for the nine months ended September 30, 2018, the increase of $25.5 million, or 21.4% was due to higher revenues, partially offset by lower margins.

Selling, general and administrative expenses. SG&A was $108.6 million for the nine months ended September 30, 2019 compared to $88.7 million for the nine months ended September 30, 2018. The period-over-period increase of $19.9 million was primarily due to the acquisitions of the Huen Companies and CSI along with higher employee-related expenses to support operations. As a percentage of revenues, SG&A was 7.2% for the nine months ended September 30, 2019 and 8.2% for the nine months ended September 30, 2018.

Gain on sale of property and equipment. Gains from the sale of property and equipment for the nine months ended September 30, 2019 were $2.5 million compared to $2.9 million for the nine months ended September 30, 2018. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $4.5 million for the nine months ended September 30, 2019 compared to $2.5 million for the nine months ended September 30, 2018. This increase was primarily attributable to increased borrowing related to the acquisition of the Huen Companies and CSI, an increase in our working capital needs to support higher volume and an increase in our weighted average interest rate during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Other income (expense). Other income was $0.4 million for the nine months ended September 30, 2019, primarily attributable to a reduction in contingent consideration related to margin guarantees on certain contracts associated with the acquisition of the Huen Companies partially offset by margin guarantees on certain contracts associated with the acquisition of CSI. Other expense was $2.0 million for the nine months ended September 30, 2018, primarily attributable to contingent consideration related to margin guarantees on certain contracts associated with the acquisition of the Huen Companies.

Income tax expense. Income tax expense was $8.8 million for the nine months ended September 30, 2019, with an effective tax rate of 27.2%, compared to the expense of $7.9 million for the nine months ended September 30, 2018, with an effective tax rate of 28.0%. The decrease in the tax rate in the nine months ended September 30, 2019 was primarily due to state income taxes offset by the impact of our noncontrolling interest.

Net income attributable to MYR Group Inc. Net income attributable to MYR Group Inc. was $24.9 million for the nine months ended September 30, 2019 compared to $20.4 million for the nine months ended September 30, 2018. The increase was primarily due to the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Nine months ended September 30,
	2019		2018
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$823,398	54.9%	$635,842	58.6%
Commercial & Industrial	676,686	45.1	448,982	41.4
Total	$1,500,084	100.0%	$1,084,824	100.0%
Operating income (loss):
Transmission & Distribution	$48,706	5.9%	$38,494	6.1%
Commercial & Industrial	20,365	3.0%	25,198	5.6%
Total	69,071	4.6%	63,692	5.9%
Corporate	(32,773)	(2.2)	(30,791)	(2.9)
Consolidated	$36,298	2.4%	$32,901	3.0%

Transmission & Distribution

Revenues for our T&D segment for the nine months ended September 30, 2019 were $823.4 million compared to $635.8 million for the nine months ended September 30, 2018, an increase of $187.6 million, or 29.5%. The increase in revenue was primarily due to an increase in revenue on small- to medium-sized transmission projects.

Revenues from transmission projects represented 67.2% and 59.4% of T&D segment revenue for the nine months ended September 30, 2019 and 2018, respectively. Additionally, for the nine months ended September 30, 2019, measured by revenue in our T&D segment, we provided 49.8% of our T&D services under fixed-price contracts, as compared to 37.5% for the nine months ended September 30, 2018.

Operating income for our T&D segment for the nine months ended September 30, 2019 was $48.7 million, an increase of $10.2 million, or 26.5%, from the nine months ended September 30, 2018. The increase in T&D operating income from the prior year was primarily due to higher revenue on transmission projects. This improvement from the prior year was partially offset by lower margins and changes in estimates of gross profit on certain projects. These estimate changes were primarily due to inclement weather on certain projects and an increase in non-reimbursable cost on a project. These impacts were partially offset by better than anticipated productivity on certain projects and a favorable claim settlement. As a percentage of revenues, operating income for our T&D segment was 5.9% for the nine months ended September 30, 2019 compared to 6.1% for the nine months ended September 30, 2018.

Commercial & Industrial

Revenues for our C&I segment for the nine months ended September 30, 2019 were $676.7 million compared to $449.0 million for the nine months ended September 30, 2018, an increase of $227.7 million, or 50.7%, primarily due to increases in volume across all project sizes and incremental revenues from the acquisitions of the Huen Companies and CSI. Measured by revenue in our C&I segment, we provided 69.4% of our services under fixed-price contracts for the nine months ended September 30, 2019, compared to 69.5% for the nine months ended September 30, 2018.

Operating income for our C&I segment for the nine months ended September 30, 2019 was $20.4 million, a decrease of $4.8 million over the nine months ended September 30, 2018. The period-over-period decrease in operating income was primarily due to changes in estimates of gross profit on certain projects. These estimate changes were primarily due to unanticipated overtime and material delays associated with a substantially completed joint venture project in which we own the majority controlling interest, which were partially offset by net loss attributable to noncontrolling interest. The joint venture project is subject to margin guarantees, for which an offset is recognized in other income. Operating income was also negatively impacted by projects with changes in estimates relating to a higher level of costs on items bid at lower margins, inclement weather conditions, and labor inefficiencies for which we are in ongoing negotiations to receive reimbursement. The decrease in operating income was also due to amortization related to certain intangibles acquired with the Huen Companies and with CSI, an increase in bad debt expense associated with a customer bankruptcy and a favorable claim settlement in the prior year. These impacts were partially offset by higher revenues. As a percentage of revenues, operating income for our C&I segment was 3.0% for the nine months ended September 30, 2019 compared to 5.6% for the nine months ended September 30, 2018.

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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Net income attributable to MYR Group Inc.	$10,355	$7,957	$24,915	$20,436
Net loss attributable to noncontrolling interests	106	2	(1,476)	2
Net income	10,461	7,959	23,439	20,438
Add:
Interest expense, net	2,125	1,001	4,498	2,505
Income tax expense	3,754	2,885	8,767	7,940
Depreciation & amortization	11,858	10,304	33,041	29,130
EBITDA	$28,198	$22,149	$69,745	$60,013

We also use EBITDA as a liquidity measure. Certain material covenants contained within our credit agreement (the “Credit Agreement”) are based on EBITDA with certain additional adjustments. Non-compliance with these financial covenants under the Credit Agreement — our interest coverage ratio which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement) and our leverage ratio, which is defined in the Credit Agreement as Consolidated Total Indebtedness (as defined in the Credit Agreement), divided by Consolidated EBITDA (as defined in the Credit Agreement) — could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, likely causing us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in the Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure is useful to investors and relevant to their assessment of our capacity to service or incur debt, fund capital expenditures, finance acquisitions and expand our operations.

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Provided By Operating Activities:
Net cash flows provided by operating activities	$24,346	$13,403	$31,745	$58,669
Add/(subtract):
Changes in operating assets and liabilities	(1,906)	5,420	26,418	(8,451)
Adjustments to reconcile net income to net cash flows provided by operating activities	(11,979)	(10,864)	(34,724)	(29,780)
Depreciation & amortization	11,858	10,304	33,041	29,130
Provision for income taxes	3,754	2,885	8,767	7,940
Interest expense, net	2,125	1,001	4,498	2,505
EBITDA	$28,198	$22,149	$69,745	$60,013

Liquidity and Capital Resources

As of September 30, 2019, we had working capital of $245.9 million. We define working capital as current assets less current liabilities. During the nine months ended September 30, 2019, operating activities of our business provided net cash of $31.7 million, compared to $58.7 million of cash provided for the nine months ended September 30, 2018. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The $27.0 million year-over-year decline in cash provided by operating activities was primarily due to unfavorable net changes in operating assets and liabilities of $34.9 million, partially offset by an increase in depreciation and amortization of $3.9 million, an increase in net income of $3.0 million and an $0.8 million increase in stock compensation expense. The unfavorable change in operating assets and liabilities was primarily due to the net unfavorable year-over-year increases in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $12.7 million and an unfavorable change of $19.8 million in other liabilities. The decrease in cash provided by other liabilities was primarily due to the payment of net asset adjustments related to the acquisition of the Huen Companies, the timing of tax payments and higher bonus and profit-sharing accruals in 2018. The decline in cash provided by working capital accounts, primarily related to construction activities, was due to increased working capital requirements needed to support our increased revenue and the impact of significant change orders and/or claims on certain contracts.

In the nine months ended September 30, 2019, we used net cash in investing activities of $116.2 million, consisting of $79.7 million to acquire CSI and $39.4 million for capital expenditures, partially offset by $2.9 million of proceeds from the sale of equipment.

In the nine months ended September 30, 2019, financing activities provided net cash of $86.0 million, consisting primarily of $67.7 million of borrowing under our revolving line of credit, $24.0 million of new equipment notes under our master equipment loan agreements, which were partially offset by, $3.3 million of repayments of principal obligations under equipment notes, $1.1 million of debt refinancing costs, $0.9 million of repayments of finance lease obligations and share repurchases of $0.8 million, all of which represented shares surrendered to satisfy tax obligations under our stock compensation programs during the nine months ended September 30, 2019.

We anticipate that our borrowing availability of $229.3 million at September 30, 2019 under our revolving line of credit and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, and acquisition and joint venture opportunities. Although we believe that we have adequate cash and borrowing capacity to meet our liquidity needs, any large projects or acquisitions may require additional capital.

We have not historically paid dividends and currently do not expect to pay dividends.

Debt Instruments

Credit Agreement

On September 13, 2019, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A. The Credit Agreement provides for a facility of $375 million (the “Facility”) that may be used for revolving loans of which $150 million may be used for letters of credit. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $75 million. We have an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $200 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of our assets and the assets of our domestic subsidiaries and by a pledge of substantially all of the capital stock of our domestic subsidiaries and 65% of the capital stock of our direct foreign subsidiaries. Additionally, subject to certain exceptions, our domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Facility are used for refinancing existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes.

Amounts borrowed under the Credit Agreement bear interest, at our option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 0.75%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on our consolidated leverage ratio (“Leverage Ratio”) which is defined in the Credit Agreement as Consolidated Total Indebtedness (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.00% to 1.75% for non-performance letters of credit or 0.50% to 0.875% for performance letters of credit, based on our consolidated Leverage Ratio. We are subject to a commitment fee of 0.15% to 0.25%, based on our consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when our consolidated Leverage Ratio exceeds 2.50 or our consolidated Liquidity (as defined in the Credit Agreement) is less than $50 million.

Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. We were in compliance with all of the financial covenants under the Credit Agreement as of September 30, 2019.

As of September 30, 2019, we had $126.0 million of debt outstanding under the Facility and letters of credit outstanding of approximately $19.7 million. As of December 31, 2018, we had $58.3 million of debt outstanding under the Facility and letters of credit outstanding of approximately $21.2 million.

Equipment Notes

We have entered into multiple Master Loan Agreements with multiple banks. The Master Loan Agreements may be used for financing of equipment between us and the lending banks pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.

As of September 30, 2019, we had executed seven Equipment Notes that are collateralized by equipment and vehicles owned by us. The outstanding balance of these Equipment Notes was $52.2 million as of September 30, 2019.

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

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2019 and 2018, none of our customers individually exceeded 10.0% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the nine months ended September 30, 2019 and 2018, including instruments for trading, hedging or speculating on changes in interest rates or commodity prices of materials used in our business.

As of September 30, 2019, we had $126.0 million of debt outstanding under the Facility. Borrowings under the Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and Adjusted LIBOR. If the prime rate, federal funds rate or Adjusted LIBOR increased, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. If market rates of interest on all our revolving debt as of September 30, 2019, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $1.3 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of September 30, 2019, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by the same amount.

Borrowings under our Equipment Notes are at fixed rates established on the date the respective Equipment Note was executed.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

For the year ended December 31, 2018, management’s assessment of our internal control over financial reporting excluded the internal control over financial reporting of Huen Electric, Inc., which was acquired on July 2, 2018. Pursuant to the SEC’s general guidance that a recently acquired business may be omitted from the scope of an assessment in the year of the acquisition, the scope of our assessment does not include Huen Electric, Inc. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019 will include Huen Electric, Inc. As of September 30, 2019, Huen Electric, Inc. represented a total of approximately 6.8% and 7.9% of total assets and net assets, respectively, and 6.7% and 11.8% of contract revenues and income before income taxes, respectively, for the period then ended.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances of Common Stock. On July 25, 2019, 650 unregistered shares of our common stock, valued in the aggregate at $23,953 were issued to directors of the Company who elected to receive a portion of their director retainer fee in stock in lieu of cash. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 for an issuance not involving a public offering.

Purchases of Common Stock. The Company did not repurchase any shares of its common stock during the period from July 1, 2019 through September 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description
10.1	Second Amended and Restated Credit Agreement, dated September 13, 2019†
10.2	Asset Purchase Agreement, dated as of July 15, 2019, by and among MYR Group, Inc., certain subsidiaries of MYR Group, Inc., as purchasers, and CSI Electrical Contractors, Inc. incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q (File No. 001-08325), filed with the SEC on July 31, 2019**
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Filed herewith
*	Electronically filed
**	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. The Company agrees to furnish a supplemental copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC.
(Registrant)

October 30, 2019	/s/ BETTY R. JOHNSON
Betty R. Johnson Senior Vice President, Chief Financial Officer and Treasurer