Form 10-K
period 2019-12-31
MYR GROUP INC.
filed 2020-03-04
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
(847) 290-1891
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	MYRG	The Nasdaq Stock Market LLC (Nasdaq Global Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the outstanding common equity held by non-affiliates of the registrant was approximately $506.5 million, based upon the closing sale price of the common stock on such date as reported by the Nasdaq Global Market (for purposes of calculating this amount, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the registrant have been deemed affiliates).
As of February 28, 2020 there were 16,657,072 shares of the registrant’s $0.01 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with its 2020 annual meeting of stockholders to be held on April 23, 2020, are incorporated into Part III hereof.

MYR GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019
Throughout this report, references to “MYR Group,” the “Company,” “we,” “us,” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

FORWARD-LOOKING STATEMENTS
Statements in this Annual Report on Form 10-K contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “objective,” “outlook,” “plan,” “project,” “unlikely,” “possible,” “potential,” “should” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K. We disclaim any obligation to update these statements (unless required by securities laws) and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict, and many of which are beyond our control. These and other important factors, including those discussed in Item 1A — “Risk Factors” of this report, and in any risk factors or cautionary statements contained in our other filings with the SEC, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

PART I
Item 1.
Business

General
We are a holding company of specialty electrical construction service providers that was established in 1995 through the merger of long-standing specialty contractors. Through our subsidiaries, we serve the electric utility infrastructure, commercial and industrial construction markets. Our operations are currently conducted through wholly owned subsidiaries, including: The L. E. Myers Co.; Harlan Electric Company; Great Southwestern Construction, Inc.; Sturgeon Electric Company, Inc.; MYR Transmission Services, Inc.; E.S. Boulos Company; Western Pacific Enterprises Ltd.; High Country Line Construction, Inc.; MYR Transmission Services Canada, Ltd.; Northern Transmission Services, Ltd.; Sturgeon Electric California, LLC; GSW Integrated Services, LLC; Huen Electric, Inc. and CSI Electrical Contractors, Inc. We primarily provide electrical construction services through a network of local offices located throughout the United States and western Canada. We provide a broad range of services, including design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair.
Our principal executive offices are located at 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008. The telephone number of our principal executive offices is (847) 290-1891.
Reportable Segments
Through our subsidiaries, we are a leading specialty contractor serving the electric utility infrastructure, commercial and industrial construction markets in the United States and western Canada. We manage and report our operations through two electrical contracting service segments: Transmission and Distribution (“T&D”) and Commercial and Industrial (“C&I”). We generally focus on improving our profitability by selecting projects we believe will provide attractive margins, actively monitoring the costs of completing our projects, holding customers accountable for costs related to changes to contract specifications and rewarding our employees for effectively managing costs.
Transmission and Distribution segment   We have operated in the transmission and distribution industry since 1891. We are one of the largest U.S. contractors servicing the T&D sector of the electric utility industry. We provide a broad range of services on electric transmission and distribution networks and substation facilities, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair, to customers in the electric utility industry throughout the United States and western Canada. Our T&D services include the construction and maintenance of high voltage transmission lines, substations, lower voltage underground and overhead distribution systems, renewable power facilities and limited gas construction services. We also provide emergency restoration services in response to hurricane, ice or other storm-related damage.
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
Commercial and Industrial segment   We have provided electrical contracting services for commercial and industrial construction since 1912. Our C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, the installation of traffic networks and the installation of bridge, roadway and tunnel lighting in the United States and western Canada. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, renewable energy projects, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems.

In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors, but also contract directly with facility owners. We have a diverse customer base with many long-standing relationships.
Additional financial information related to our business segments is provided under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16 — Segment Information to our Financial Statements.
Customers
Our T&D customers include many of the leading companies in the electric utility industry. These customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. Our C&I customer base includes general contractors, commercial and industrial facility owners, governmental agencies and developers.
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
For the years ended December 31, 2019, 2018 and 2017, our top 10 customers accounted for 30.8%, 32.9%, and 40.4%, of our revenues, respectively. For the years ended December 31, 2019 and 2018, no single customer accounted for more than 10.0% of annual revenues. For the year ended December 31, 2017, one T&D customer accounted for 10.7% of our revenues.
For the years ended December 31, 2019, 2018 and 2017, revenues derived from T&D customers accounted for 54.8%, 58.3% and 62.7% of our total revenues, respectively, and revenues derived from C&I customers accounted for 45.2%, 41.7% and 37.3% of our total revenues, respectively.
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
•
fixed-price agreements, under which we agree to perform the defined scope for a fixed amount;

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
Fixed-price and unit-price contracts typically have higher potential margins; however, they hold a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have less margin upside, but generally have a lower risk of cost overruns. Work in our T&D segment is generally completed under fixed-price, time-and-materials, time-and-equipment, unit-price and cost-plus agreements. Work in our C&I segment is typically performed under fixed-price, time-and-materials, cost-plus, and unit-price agreements. Fixed-price contracts accounted for 61.3% of total revenue for the year ended December 31, 2019, including 49.7% of our total revenue for our T&D segment and 75.2% of our total revenue for our C&I segment.
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
Competition
Our business is highly competitive in both our T&D and C&I segments. Competition in both of our business segments is primarily based on the price of the construction services and upon the reputation for safety, quality and reliability of the contractor. The competition we encounter can vary depending upon the type and location of construction services.
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

•
the availability of qualified and licensed personnel;

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
T&D Competition
Our T&D segment competes with a number of companies in the local market where we operate, ranging from small local independent companies to large national firms. There are many national or large regional firms that compete with us for T&D contracts including, among others, Asplundh Construction Corp., Davis H. Elliot Company, Inc., Henkels & McCoy, Inc., MasTec, Inc., Michels Corporation, Pike Corporation, Power Line Services, Inc., Primoris Services Corporation and Quanta Services, Inc.
There are a number of barriers to entry into the transmission markets, including the cost of equipment and tooling necessary to perform transmission work, availability of qualified labor, scope of typical transmission projects and technical, managerial and supervisory skills necessary to complete the job. Larger transmission projects generally require specialized heavy duty equipment as well as strong financial resources to meet the cash flow, bonding or letter of credit requirements of these projects. These factors sometimes reduce the number of potential competitors on these projects. The number of firms that generally compete for any one significant transmission infrastructure project varies greatly depending on a number of factors, including the size of the project, its location and the bidder qualification requirements imposed upon contractors by the customer. Some of our competitors restrict their operations to one geographic area while others operate nationally and internationally.
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
C&I Competition
Our C&I segment predominately competes with a number of regional or local firms and with subsidiaries of national firms. There are few significant barriers to entry in the C&I markets, and there are a number of small companies that compete for C&I business. The size, location and technical requirements of the project will impact which competitors we will encounter when bidding on any particular project.
A major competitive factor in our C&I segment is the individual relationships that we and our competitors have developed with general contractors who typically manage the bid process, along with the willingness to be an exclusive partner with the general contractor on pursuits requiring the complete finance, design and construction services for the project. Additionally, the equipment requirements for C&I work are generally not as significant as that of T&D construction. Since C&I construction typically involves the purchase of materials, the financial resources to meet the materials procurement and equipment requirements of a particular project may impact the competition that we encounter. We differentiate ourselves from our competitors by bidding for larger and more technically complex projects, which we believe many of our smaller competitors may not be capable of executing effectively or profitably. We believe that we have a favorable competitive position in the markets that we serve due in part to our strong operating history and strong local market share as well as our reputation and relationships with our customers.
Project Bonding Requirements and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We are required to reimburse the surety for its expenses incurred in performing its obligations under the bond. We believe that the strength of our balance sheet, as well as our strong and long-standing relationship with our sureties, enhances our ability to obtain adequate financing and bonds. These bonds are typically issued at the face value of the contract awarded. As of December 31, 2019, we had approximately $270.0 million in original face amount of bonds outstanding for projects in our T&D segment and approximately $632.1 million for projects in our C&I segment. Our estimated remaining cost to complete these bonded projects for both segments was approximately $399.2 million as of December 31, 2019. As of December 31, 2018, we had approximately $221.3 million in original face amount of bonds outstanding for projects in our T&D segment and approximately $393.6 million for projects in our C&I segment. The ability to post bonds provides us with a competitive advantage over smaller or less financially secure competitors.
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
Backlog
We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. A customer’s intention to award us work under a fixed-price contract is not included in backlog unless there is an actual award and contract to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of MSAs that typically have a one- to three-year duration from execution. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to generate in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Our backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between our backlog and remaining performance obligations is due to the portion of our MSAs that is excluded, under certain contract types, from our remaining performance obligations as these contracts can be canceled for convenience at any time by us or the customer without considerable cost incurred by the customer. Our estimated backlog also includes our proportionate share of unconsolidated joint venture contracts. Additional information related to our remaining performance obligations is provided in Note 11 — Revenue Recognition in the accompanying notes to our Consolidated Financial Statements. See also “Item 1A. Risk Factors — Backlog may not be realized or may not result in profits and may not accurately represent future revenue.”
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
There can be no assurance as to the accuracy of our customers’ requirements or of our estimates of existing and future needs under MSAs, or of the values of our cost or time-dependent contracts and, therefore, our current backlog may not be realized as part of our future revenues. Subject to the foregoing discussions, the following table summarizes our estimate of backlog that we believe to be firm as of the dates shown and the backlog that we reasonably estimate will not be recognized within the next twelve months:
	Backlog at December 31, 2019
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2018
T&D	$469,898	$45,678	$494,922
C&I	1,029,305	260,837	651,715
Total	$1,499,203	$306,515	$1,146,637
Changes in backlog from period to period are primarily the result of fluctuations in the timing of acquisitions, awards and revenue recognition of contracts. Our backlog as of December 31, 2019 included our proportionate share of unconsolidated joint venture backlog totaling $17.2 million.
Trade Names and Intellectual Property
We operate in the United States under a number of trade names, including: The L. E. Myers Co.; Harlan Electric Company; Great Southwestern Construction, Inc.; Sturgeon Electric Company, Inc.; MYR Transmission Services, Inc.; E.S. Boulos Company; High Country Line Construction, Inc.; Sturgeon Electric California, LLC; GSW Integrated Services, LLC; Huen Electric, Inc.; and CSI Electrical Contractors, Inc. We operate in Canada under the following trade names: MYR Transmission Services Canada, Ltd.; Northern Transmission Services, Ltd and Western Pacific Enterprises Ltd. We do not generally register our trade names, but instead rely on statutory and common law protection. While we consider our trade names to be valuable assets, we do not consider any single trade name to be of such material importance that its absence would cause a material disruption to our business. We also do not materially rely upon any patents, licenses or other intellectual property.
Equipment
Our long history in the T&D industry has allowed us to be instrumental in designing much of the specialty tools and equipment used in the industry, including wire pullers, wire tensioners and aerial devices. We operate a fleet of trucks and trailers, support vehicles, bulldozers, bucket trucks, digger derricks and cranes and specialty construction equipment, such as wire pullers and wire tensioning machines. We also rely on specialized tooling, including stringing blocks, wire grips and presses. The standardization of our trucks and trailers allows us to streamline training, maintenance and parts costs. We operate a centralized fleet facility, as well as 21 regional maintenance shops throughout the United States that, are staffed with over 150 mechanics and equipment managers who service our fleet. Our ability to internally service our fleet in various markets often allows us to reduce repair costs and the time equipment is out of service by eliminating both the need to ship equipment long distances for repair and dependence on third party maintenance providers. Our maintenance shops are also able to modify standard construction equipment to meet the specific needs of our specialty applications. We are a final-stage manufacturer for several configurations of our specialty vehicles, and, in the event that a particular piece of equipment is not available to us, we can often build the component on-site, which reduces our reliance on our equipment suppliers.
Our United States based fleet of equipment is managed by our centralized fleet management group. Our fleet is highly mobile, which gives us the ability to shift resources from region-to-region quickly and to effectively respond to customer needs or major weather events. Our centralized fleet management group is designed to enable us to optimize and maintain our equipment to achieve the highest equipment utilization, which helps to maintain a competitive position with respect to our equipment costs. We develop internal equipment rates that provide our business units with appropriate pricing levels to estimate their bids for new projects more accurately. The fleet management group works with our business units in prioritizing the use of our fleet assets. The fleet management group also manages the procurement and disposition of equipment and short-term rentals. All of these factors are critical in allowing us to operate efficiently and meet our customers’ needs. Equipment needs in Canada are managed by our Canadian operating subsidiaries.
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

We believe that we are in compliance with applicable regulatory requirements and we believe that we have all material licenses required to conduct our operations. Our failure to comply with applicable regulations could result in project delays, cost overruns, remediation costs, substantial fines and revocation of our operating licenses.
Environmental Matters
As a result of our current and past operations, we are subject to numerous environmental laws and regulations governing our operations, including the use, transport and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which hazardous substances or wastes were discharged by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or otherwise use our properties in certain ways such as collateral for possible financing. We could also be held liable for significant penalties and damages under certain environmental laws and regulations, which could materially and adversely affect our financial condition, results of operations and cash flows.

We believe that we are in substantial compliance with environmental laws and regulations and that any obligations related to environmental matters should not have a material effect on our financial condition, results of operations or cash flows.
Additionally, there are significant environmental regulations under consideration to encourage the use of clean energy technologies and regulate emissions of greenhouse gases to address climate change. We regularly monitor the various proposals in this regard. Although the impact of climate change regulations on our business will depend on the specifics of governmental policies, legislation, and regulation, we believe that we will be well-positioned to adapt our business to meet new regulations. See “Item 1A. Risk Factors — Our failure to comply with environmental and other laws and regulations could result in significant liabilities” and “Item 1A. Risk Factors — We are subject to risks associated with climate change.”
Cyclical Nature of Business and Seasonality
The demand for construction and maintenance services from our customers is cyclical, particularly in our T&D segment, in nature and vulnerable to downturns in the industries we serve as well as the economy in general. As a result, our volume of business could be adversely affected by declines or delays in new projects in various geographic regions.
Although our revenues are primarily driven by spending patterns in our customers’ industries, our revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, daylight hours, availability of system outages from utilities and holidays. For example, during the winter months, demand for our T&D work may be high, but our work can be delayed due to inclement weather. During the summer months, the demand for our T&D work may be affected by fewer available system outages due to peak electrical demands caused by warmer weather which limits our ability to perform electrical line service work. During the spring and fall months, the demand for our T&D work may increase due to improved weather and system availability; however, extended periods of rain and other severe weather can affect the deployment of our crews and the efficiency of our operations.
Employees
We seek to attract and retain highly qualified craft employees by providing a superior work environment through our emphasis on safety, competitive compensation, and high-quality fleet of equipment. The number of individuals we employ varies significantly throughout the year, typically with lower staffing levels at year end and through the winter months when fewer projects are active. The number of craft employees fluctuates depending on the number and size of projects at any particular time. As of December 31, 2019, we had approximately 7,100 employees, consisting of approximately 1,300 salaried employees, including executive officers, district managers, project managers, superintendents, estimators, office managers, administrative staff, clerical personnel and approximately 5,800 craft employees. Approximately 90% of our craft employees are members of unions, with the majority being members of the International Brotherhood of Electrical Workers (“IBEW”), who are represented by many local unions under agreements with generally uniform terms and varying expiration dates. We generally are not direct parties to such local agreements, but instead these agreements are entered into by and between the IBEW local unions and the National Electrical Contractors Association (“NECA”), of which the majority of our subsidiaries are members. On occasion, we also employ individuals who are members of other trade unions pursuant to multi-employer, multi-union project agreements.
Information about our Executive Officers
Name	Age on March 4, 2020	Position
Richard S. Swartz.	56	President and Chief Executive Officer
Betty R. Johnson	61	Senior Vice President, Chief Financial Officer and Treasurer
Tod M. Cooper	55	Senior Vice President, Chief Operating Officer T&D
William F. Fry	45	Vice President, Chief Legal Officer and Secretary
Jeffrey J. Waneka	58	Senior Vice President, Chief Operating Officer C&I

Richard S. Swartz, has served as a member of our board of directors since April 2019 and was appointed president and chief executive officer on January 1, 2017. Prior to his current role, he served as executive vice president and chief operating officer from September 2016 to December 2016 and as senior vice president and chief operating officer from May 2011 to September 2016. Mr. Swartz served as senior vice president from August 2009 to May 2011, and as a group vice president from 2004 to 2009. Prior to becoming a group vice president, Mr. Swartz served as vice president of our transmission & distribution central division from 2002 to 2004. Mr. Swartz has held a number of additional positions since he joined us in 1982, including project foreman, superintendent, project manager and district manager.
Betty R. Johnson joined us as senior vice president, chief financial officer and treasurer on October 19, 2015. Prior to joining us, Ms. Johnson served as the chief financial officer of Faith Technologies, Inc., a privately held electrical, engineering and technology systems contractor in 2015. From 2009 to 2014, Ms. Johnson served as the vice president of global finance and chief financial officer of Sloan Valve Company. Prior to this, Ms. Johnson was executive vice president and chief financial officer with Block and Company, Inc. from 2003 to 2009. From 1999 to 2003 she served as the vice president-operations/finance with Encompass Services Corporation. Ms. Johnson served as our controller from 1992 to 1998 and vice president and controller from 1998 to 1999. Ms. Johnson served as a member of our board of directors from 2007 until accepting her current position with us in 2015. Ms. Johnson also currently serves on the board of directors of Atkore International Group Inc., a publicly-traded manufacturer of electrical products company.
Tod M. Cooper was appointed senior vice president and chief operating officer T&D on January 1, 2017. Prior to his current role, he served as senior vice president from August 2013. Mr. Cooper served as group vice president, east from 2009 to 2013 and vice president T&D, east from 2006 to 2009. Mr. Cooper has held a number of additional positions since joining us in 1989, including business development manager, regional manager, district manager, and estimator.
William F. Fry joined us as vice president, chief legal officer and secretary on January 21, 2019. Prior to joining us, Mr. Fry served as vice president — legal for Team Inc., a specialty industrial service, engineering and manufacturing company from 2016. Mr. Fry was general counsel, secretary, vice president & chief compliance officer of Furmanite Corporation, a provider of specialized technical services and product solutions, from 2012 to 2016, prior to its merger with Team Inc. Prior to joining Furmanite Corporation, Mr. Fry worked for American Tank & Vessel, Inc., a specialty engineering and construction company, in various roles from 2006 to 2012, ultimately serving as their general counsel.
Jeffrey J. Waneka was appointed senior vice president and chief operating officer C&I on January 1, 2017. Prior to his current role, he served as president of our subsidiary company, Sturgeon Electric Company, Inc., from February 2015 to December 2016. Mr. Waneka served as group vice president, C&I from 2014 to 2015 and vice president, C&I from 2009 to 2014. Mr. Waneka has held a number of additional positions since joining the Company in 1991, including regional manager, director business development and district manager.
Website Access to Company Reports
Our website address is www.myrgroup.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act will be available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information on our website is not a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

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

•
the availability of equipment;

•
supply chain interruptions, including as a result of natural disasters, weather, labor disputes, pandemic outbreak of disease, fire or explosions and power outages;

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
Our industry is fragmented and we compete with other companies, ranging from small, independent firms servicing local markets to larger firms servicing regional, national and international markets. Relatively few barriers prevent entry into the C&I market and the distribution market. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors in those areas. Competition in the industry depends on a number of factors, including price of the construction services and the reputation for safety, quality and reliability of the contractor. Some of our competitors, including our competitors in the transmission market, may have lower labor and overhead cost structures and, therefore, may be able to provide their services at lower prices than ours. In addition, some of our competitors may have greater financial, technological and human resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the markets we serve or maintain our customer base at current levels. In addition, we also may face competition from in-house service organizations of our existing or prospective customers. Electric utility companies often employ personnel to internally perform some of the same types of services we do. If we are unable to compete successfully in our markets, our operating results could be adversely affected.
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
The demand for infrastructure construction and maintenance services from our customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the industries we serve as well as the economy in general. Stagnant or declining economic conditions have adversely impacted the demand for our services in the past and resulted in the delay, reduction or cancellation of certain projects and may adversely affect us in the future. Unfavorable economic conditions could also cause our customers to outsource less work. Additionally, many of our customers finance their projects through the incurrence of debt or the issuance of equity. A reduction in cash flow or the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels, or at all. A prolonged economic downturn or recession could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. Material fluctuations in energy markets could have an adverse impact on our customers’ spending patterns. Consolidation, competition, capital constraints or negative economic conditions in the electric power industry may also result in reduced spending by, or the loss of, one or more of our customers.
Because the vast majority of our T&D revenue is derived from the electric utility industry, regulatory and environmental requirements affecting that industry could adversely affect our results of operations. Customers in the electric utility industry we serve face stringent regulatory and environmental requirements, as well as permitting processes, as they implement plans for their projects, which may result in delays, reductions and cancellations of some of their projects. These regulatory factors have resulted in decreased demand for our services in the past, and they may do so in the future, potentially impacting our operations and our ability to grow at historical levels, or at all.
In addition, recent changes to U.S. policies related to global trade and tariffs, as well as retaliatory trade measures implemented by other countries, have resulted in uncertainty surrounding the future of the global economy. Increases in the cost of imported raw materials or finished goods as a result of the tariffs or trade policies may impact customer spending, and reductions in customer spending could lead to fewer project awards and more competition We cannot predict the outcome of these changing trade policies or other unanticipated political conditions, nor can we predict the timing or strength of any economic recovery or downturn worldwide or its impact on our customers’ markets.
Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of penalties, including liquidated damages.
Many projects involve challenging engineering, procurement and construction phases that may occur over several years. We may encounter difficulties that impact our ability to complete the project in accordance with the original delivery schedule. These difficulties may be the result of delays in designs, engineering information or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from our customer’s failure to timely obtain permits or rights-of-way or meet other regulatory requirements, weather-related delays, delays caused by difficult worksite environments, delays caused by inefficiencies and not achieving expected labor performance, and other factors, some of which are beyond our control. In addition, for some projects, we contract with third-party subcontractors to assist us with the completion of contracts. Any delay or failure by suppliers or by subcontractors in the completion of their portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric transmission lines, renewable energy projects, or other facilities. We may not be able to recover the costs we incur that are caused by delays. Certain contracts have guarantee or bonus provisions regarding project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations, and we may not be able to replace such projects with similar projects or at all. Such delays or cancellations may impact our reputation or relationships with customers and adversely affect our ability to secure new contracts. Larger projects, in particular, present additional performance risks due to the more complex work involved.
Our customers may change or delay various elements of the project after its commencement. The design, engineering information, equipment or materials that are to be provided by the customer or other parties may be deficient or delivered later than required by the project schedule, resulting in additional direct or indirect costs. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to customer-requested change orders or failure by the customer to timely deliver items, such as engineering drawings or materials. Litigation or arbitration of claims for compensation may be lengthy and costly, and it is often difficult to predict when and for how much the claims will be resolved. A failure to obtain adequate compensation for these matters could require us to record a reduction to amounts of revenue and gross profit recognized in prior periods under the percentage-of-completion accounting method. Any such adjustments could be substantial. We may also be required to invest significant working capital to fund cost overruns while the resolution of change orders or claims is pending, which could adversely affect our liquidity and financial results.
Our revenues may be exposed to potential risk if a project is terminated or canceled, if our customers encounter financial difficulties or if we encounter disputes with our customers.
Our contracts often require us to satisfy or achieve certain milestones to receive payment for the work performed, or in the case of cost-reimbursable contracts, provide support for billings in advance of receiving payment. As a result, we may incur significant costs or perform significant amounts of work prior to receipt of payment. If any of our customers do not proceed with the completion of projects or default on their payment obligations, or if we encounter disputes with our customers with respect to the adequacy of billing support, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred. In addition, many of our customers for large projects are project-specific entities that do not have significant assets other than their interests in the project and may encounter financial difficulties relating to their businesses. It may be difficult to collect amounts owed to us by these customers. If we are unable to collect amounts owed to us, this would have an adverse effect on our financial condition, results of operations and cash flows.
We have in the past brought, and may in the future bring, claims against our customers related to, among other things, the payment terms of our contracts and change orders relating to our contracts. These types of claims occur due to, among other things, customer-caused delays or changes in project scope, both of which may result in additional cost, which may not be recovered until the claim is resolved. In some instances, these claims can be the subject of lengthy legal proceedings, and it is difficult to accurately predict when they will be fully resolved. A failure to promptly recover on these types of claims could have a negative impact on our financial condition, results of operations and cash flows. Additionally, any such claims may harm our future relationships with our customers.
Our business is labor intensive and we may be unable to attract and retain qualified personnel.
Our ability to maintain our productivity and our operating results may be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time to time experienced shortages of certain types of qualified personnel, such as linemen, field supervisors, project managers and engineers, in certain regions. In addition, our projects are sometimes located in remote areas, which can make recruitment and deployment of our personnel challenging. During periods with large volumes of storm restoration services work, linemen are frequently recruited across geographic regions to satisfy demand. Many linemen are willing to travel to earn premium wages for such work, which from time to time makes it difficult for us to retain these workers for ongoing projects when storm conditions persist. The supply of experienced linemen, field supervisors, project managers, engineers and other skilled workers may not be sufficient to meet current or expected demand. The commencement of new, large-scale infrastructure projects or increased demand for infrastructure improvements, as well as the shrinking electric utility workforce, may reduce the pool of skilled workers available to us. Labor shortages could impair our ability to maintain our business or grow our revenues. If we are unable to hire personnel with the requisite skills, we may also be forced to incur significant training expenses.
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
Many of our contracts may be canceled upon short notice, typically 30 to 90 days, even if we are not in default under the contract, and we may be unsuccessful in replacing our contracts if they are canceled. We could experience a decrease in our revenue, net income and liquidity if contracts are canceled and if we are unable to replace canceled, completed or expired contracts. Certain of our customers assign work to us on a project-by-project basis under MSAs. Under these agreements, our customers often have no obligation to assign a specific amount of work to us. Our operations could decline significantly if the anticipated volume of work is not assigned to us or is canceled. Many of our contracts, including our MSAs, are open to competitive bid at the expiration of their terms. There can be no assurance that we will be the successful bidder on our existing contracts that come up for re-bid.
During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.
We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, sexual harassment, workplace misconduct and other employment-related damages, breach of contract, property damage, environmental liabilities, multiemployer pension plan withdrawal liabilities, punitive damages, consequential damages, and civil penalties or other losses or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, and, in some instances, we may be allocated risk through our contract terms for actions by our customers, subcontractors or other third parties. Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we have been and may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause of such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage, personal injury or system failure. Insurance coverage may not be available or may be insufficient for these lawsuits, claims or legal proceedings. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention from our business. Payments of significant amounts, even if reserved, could materially and adversely affect our business, reputation, financial condition, results of operations and cash flows.
We may incur liabilities and suffer negative financial or reputational impacts relating to occupational health and safety matters.
Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk, and there can be no assurance that we will avoid significant liability exposure. Our business is subject to numerous safety risks, including electrocutions, fires, explosions, mechanical failures, weather-related incidents, transportation accidents and damage to equipment. Furthermore, we perform a significant amount of services for customers that operate electrical power infrastructure assets in locations and climates that are more susceptible to wildfires or other natural disasters. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large monetary claims and, in extreme cases, criminal liability. Members of our workforce have suffered serious injuries or fatalities in the past and may suffer additional serious injuries or fatalities in the future. Monetary claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities. In addition, we have in the past, and we may in the future, be subject to criminal penalties relating to occupational health and safety violations, which have resulted in and could in the future result in substantial costs and liabilities. Any of the foregoing could result in financial loss, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
On certain projects, we rely on suppliers to obtain the necessary materials and subcontractors to perform portions of our services. We also rely on equipment manufacturers to provide us with the equipment required to conduct our operations. Although we are not dependent on any single supplier, subcontractor or equipment manufacturer, any substantial limitation on the availability of required suppliers, subcontractors or equipment manufacturers could negatively impact our operations. The risk of a lack of available suppliers, subcontractors or equipment manufacturers may be heightened as a result of market and economic conditions. In addition, we may experience difficulties in acquiring equipment or materials due to supply chain interruptions, including as a result of natural disasters, weather, labor disputes, pandemic outbreak of disease, fire or explosions and power outages. To the extent we cannot engage subcontractors or acquire equipment or materials, we could experience losses in the performance of our operations. Additionally, successful completion of our contracts may depend on whether our subcontractors successfully fulfill their contractual obligations. If our subcontractors fail to perform their contractual obligations as a result of financial or other difficulties, or if our subcontractors fail to meet the expected completion dates or quality standards, we may be required to incur additional costs or provide additional services in order to make up such shortfall and we may suffer damage to our reputation.
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
Our inability to successfully execute or integrate acquisitions or joint ventures may have an adverse impact on our growth strategy and business.
From time to time, our business strategy may include expanding our presence in the industries we serve through strategic acquisitions of companies or entry into joint ventures that complement or diversify our business. The number of acquisition targets that meet our criteria may be limited. We may also face competition for acquisition opportunities, and other potential acquirers may offer more favorable terms or have greater financial resources available for potential acquisitions. This competition may further limit our acquisition opportunities and our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive, or possibly not accretive, to us. Failure to consummate future acquisitions could negatively affect our future growth strategies. Additionally, the acquisitions we pursue may involve significant cash expenditures, the incurrence or assumption of debt or burdensome regulatory requirements, and any acquisition may ultimately have a negative impact on our business, financial condition, results of operations and cash flows.
We may not realize the anticipated benefits and synergies of an acquisition, and our attempts at integrating an acquired business may not be successful. Acquisitions or joint ventures may expose us to operational and financial challenges and risks, including the disruption of our ongoing business and significant diversion of resources and management’s attention from our existing business; reductions of cash and other resources available for operations and other uses, exposure to risks specific to the acquired businesses, services, or technologies to which we are not currently exposed; the failure to retain key personnel or customers of an acquired business; difficulties integrating new operations and personnel; failure of acquired companies to achieve the results we expect; the assumption of unknown liabilities of the acquired business for which there are inadequate reserves and the potential impairment of acquired intangible assets. Our ability to grow and maintain our competitive position may be affected by our ability to successfully integrate any businesses acquired.
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
As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results from Operations — Critical Accounting Policies” and in the notes to our Financial Statements, a significant portion of our revenues is recognized over the contract term based on costs incurred under the cost-to-cost method. This method is used because management believes costs incurred best represent the amount of work completed and remaining on our projects and is the most common basis for computing percentage of completion in our industry. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. In addition, we record adjustments to estimated costs of contracts when we believe the change in estimate is probable and the amounts can be reasonably estimated. These adjustments could result in both increases and decreases in profit margins. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings.
Our insurance has limits and exclusions that may not fully indemnify us against certain claims or losses, and the unavailability or cancellation of third party insurance coverages would increase our overall risk exposure and could disrupt our operations.
We maintain insurance coverages from third party insurers as part of our overall risk management strategy because some of our contracts require us to maintain specific insurance coverage limits. Although we maintain insurance policies with respect to automobile liability, general liability, workers’ compensation, our employee group health program, and other types of coverages, these policies are subject to high deductibles, and we are self-insured up to the amount of those deductibles. Insurance losses are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. Insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety programs, and as a result, our actual losses may exceed our estimates. Therefore, there can be no assurance that our current or past insurance coverages will be sufficient or effective under all circumstances or against all claims and liabilities to which we may be subject.
We generally renew our insurance policies on an annual basis; therefore, deductibles and levels of insurance coverages may change in future periods. There can be no assurance that any of our existing insurance coverages will be renewed upon the expiration of the coverage period or that future coverage will be affordable at the required limits. In addition, insurers may fail, cancel our coverage, determine to exclude certain items from coverage, or otherwise be unable to provide us with adequate insurance coverage. We may not be able to obtain certain types of insurance or incremental levels of insurance in scope or amount sufficient to cover liabilities we may incur. If our risk exposure increases as a result of adverse changes in our insurance coverages, we could be subject to increased liabilities that could negatively affect our results of operations and financial condition.

In addition, we perform work in hazardous environments and our employees are exposed to a number of hazards. Incidents can occur, regardless of fault, that may be catastrophic and adversely impact our employees and third parties by causing serious personal injury, loss of life, damage to property or the environment, and interruption of operations. Furthermore, we perform a significant amount of services for customers that operate electrical power infrastructure assets in locations and climates that are more susceptible to wildfires or other natural disasters. In locations or environments where claims have been higher than normal, insurance may become difficult or impossible to obtain. Our contracts may require us to indemnify our customers, project owners and others for injury, damage or loss arising out of our presence at our customers’ location, regardless of fault, or the performance of our work and provide for warranties for materials and workmanship. We may also be required to name the customer and others as an additional insured under our insurance policies. We maintain limited insurance coverage against these and other risks associated with our business. This insurance may not protect us against liability for certain events, including events involving pollution, professional liability, losses resulting from business interruption or acts of terrorism or damages from breach of contract by us. We cannot guarantee that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Any future damages caused by our services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our results of operations, financial position or cash flows.
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

•
site conditions that differ from those assumed in the original bid;

•
the availability and skill level of workers in the geographic location of the project;

•
an increase in the cost of fuel or other resources;

•
changes in local laws and regulations;

•
delays caused by local weather conditions, third parties or customers; and

•
quality issues requiring rework.

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
The most significant estimates we use are related to costs to complete contracts, pending change orders and claims, shared savings, insurance reserves, income tax reserves, estimates surrounding stock-based compensation, the recoverability of goodwill and intangibles, and accounts receivable reserves. We also may use estimates in our assessment of the useful lives of property and equipment, the valuation allowance on deferred taxes and income tax estimates. From time to time, we may publicly provide earnings or other forms of guidance, which reflect our predictions about future revenue, operating costs and capital structure, among other factors. These predictions may be impacted by estimates, as well as other factors that are beyond our control and may not turn out to be correct. Actual results for all estimates could differ materially from the estimates and assumptions that we use.
The loss of a major customer may have an adverse effect on us.
Our customer base is highly concentrated, with our top ten customers accounting for 30.8% of our revenue in 2019. Much of our success depends on developing and maintaining relationships with our major customers. Our revenue could significantly decline if we lose one or more of our significant customers. In addition, revenues generated from contracts with significant customers may vary from period-to-period depending on the timing and volume of work ordered by such customers in a given period and as a result of competition from the in-house service organizations of our customers.
We extend trade credit to customers for purchases of our services, and may have difficulty collecting receivables from them.
We grant trade credit, generally without collateral, to our customers for the purchase of our services. We have in the past, and may in the future, have difficulty collecting receivables from customers, particularly those experiencing financial difficulties. Our customers in the T&D segment include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. Our customers in the C&I segment include general contractors, commercial and industrial facility owners, governmental agencies and developers located in our regional markets. Our customers also include special purpose entities that own T&D projects which do not have the financial resources of traditional transmission utility operators. Consequently, we are subject to potential credit risk related to changes in business and economic factors. Due to our work on large construction projects, a few customers sometimes may comprise a large portion of our receivable balance at any point in time. If any of our major customers experience financial difficulties, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in any of our customers’ revenues or cash flows could affect our ability to collect amounts due from them. Slowing economic conditions in the industries we serve, economic downturns or bankruptcies could also impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis. Further, to the extent a customer files for bankruptcy protection, certain payments made to us prior to the filing of the bankruptcy petition may be voided and required to be returned to the customer’s bankruptcy estate.
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
The success of our business depends upon the continued efforts and abilities of our executive officers and senior management, including the management at our operating subsidiaries. The relationships between our executive officers and senior management and our customers are important to obtaining and retaining business. We are also dependent upon our project managers and field supervisors who are responsible for managing and recruiting personnel for our projects. There can be no assurance that any individual will continue in his or her capacity for any particular period of time. Industry-wide competition for managerial talent is high. Given that level of competition, there could be situations where our overall compensation package may be viewed as less attractive as compared to our competition, and we may experience the loss of key personnel. The loss of key personnel, or the inability to hire and retain qualified personnel, could negatively impact our ability to manage our business and relationships with our customers.
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
Work stoppages or other labor issues with our unionized workforce could adversely affect our business, and we may be subject to unionization attempts.
As of December 31, 2019, approximately 90% of our craft labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages could adversely impact our relationships with our customers and could cause us to lose business, resulting in decreased revenues. From time to time, we have experienced attempts to unionize our nonunion businesses. Such efforts often delay work and present the risk of labor unrest. If nonunion employees were to unionize, we could experience higher ongoing labor costs.
Failure to obtain permitting, right-of-way access and other tactical considerations prior to the commencement of work could delay the commencement of work on projects or cause modifications of work plans, potentially resulting in lower margins.
We generally plan for certain up-front time and other costs to obtain required permitting and right-of-way access and for other tactical challenges prior to the commencement of work on our projects. Delays in obtaining, or the inability to obtain, permits or right-of-way access, could negatively impact our margins due to additional cost and unabsorbed overhead resulting from under-utilized personnel and equipment. Additionally, we may encounter unexpected tactical issues on the site which could lead to unanticipated costs and delays, which we may not be able to recover from our customers.
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
Our results of operations and financial condition could be adversely affected by impairments to goodwill, other intangible assets, receivables, long-lived assets or investments. For example, when we acquire a business, we record goodwill in an amount equal to the amount we paid for the business minus the fair value of the net tangible assets and other intangible assets of the acquired business. Goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment. For additional description on this impairment testing, please read Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — “Goodwill and Intangibles”. Any future impairments, including impairments of goodwill, intangible assets, long-lived assets or investments, could have a material adverse effect on our financial condition and results of operations.
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
Restrictions in the availability of bank credit could cause us to forgo otherwise attractive business opportunities and could require us to modify our business plan. We cannot assure we will be able to obtain necessary or desirable financing either on favorable terms or at all.
We rely on information, communications and data systems in our operations and we or our business partners may be subject to failures, interruptions or breaches of such systems, which could affect our operations or our competitive position, expose sensitive information or damage our reputation.
We and our business partners are heavily reliant on information and communications technology and related systems to conduct our business. We also rely on third-party software and information technology to run certain of our critical accounting, project management and financial information systems. Furthermore, in connection with our business we may collect and retain personally identifiable and other sensitive information of our customers and personnel, all of which expect that we will adequately protect such information. The failure of these systems to operate effectively or problems with transitioning to upgraded or replacement systems could cause delays and reduce the efficiency of our operations, which could have a material adverse effect on our results of operations, and significant costs could be incurred to remediate any problem.
Increased IT security threats and more sophisticated computer crimes, including advanced persistent threats, computer viruses, ransomware, other types of malicious code, hacking, phishing and social engineering schemes designed to provide access to our networks or data, pose a potential risk to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. If the IT systems, networks or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of sensitive information, we may suffer interruptions in our ability to manage operations, be subject to government enforcement actions, litigation, and reputational, competitive and business harm which may adversely impact our results of operations, financial condition, competitive position and reputation.
As techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. As cyber threats continue to evolve, we may be required to expend additional resources to comply with new cyber-related regulations, continue to enhance our information security measures or investigate and remediate any information security vulnerabilities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service. This could also impact the cost and availability of cyber insurance to us. Furthermore, our relationships with, and access provided to, third parties and their vendors may create difficulties in anticipating and implementing adequate preventative measures or mitigating harms after an attack or breach occurs.
If an actual or perceived breach of our security occurs, the public perception of the effectiveness of our security measures could be harmed and we could lose customers. Any of these disruptions or breaches of security would have a material adverse effect on our business, results of operations and financial condition.
In addition, current and future laws and regulations governing data privacy and the unauthorized disclosure of confidential information may pose complex compliance challenges and/or result in additional costs. A failure to comply with such laws and regulations could result in penalties or fines, legal liabilities and/or harm our reputation. The continuing and evolving threat of cyber-attacks has also resulted in increased regulatory focus on risk management and prevention. New cyber-related regulations or other requirements could cause us to incur significant costs, which could have an adverse effect on our results of operations and cash flows.
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
Changes in our interpretation of tax laws could impact the determination of our income tax liabilities.
We have operations in the United States and Canada and are subject to the jurisdiction of multiple federal and state taxing authorities. The income earned in these various jurisdictions is taxed on different bases which are subject to change by the taxing authorities. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred. Changes in the operating environment, including changes in or interpretation of tax laws, could materially impact the determination of our income tax liabilities for the year.
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
Our business involves professional judgments regarding the planning, design, development, construction, operations and management of electric power transmission and commercial construction. Because our projects are often technically complex, our failure to make judgments and recommendations in accordance with applicable professional standards, including engineering standards, could result in damages. A significantly adverse or catastrophic event at one of our project sites or completed projects resulting from the services we have performed could result in significant warranty, professional liability, or other claims against us as well as reputational harm, especially if public safety is impacted. These liabilities could exceed our insurance limits or could impact our ability to obtain insurance in the future. In addition, customers, subcontractors or suppliers who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured or underinsured claim could have an adverse impact on our business, financial condition, results of operations and cash flows.
Our stock may experience significant price and volume fluctuations and future issuances of our common stock could lead to dilution of our issued and outstanding common stock.
From time to time, the price and trading volume of our common stock may experience periods of significant volatility in response to various factors and events beyond our control. Company-specific issues and developments generally in our industry (including the regulatory environment), in the capital markets and in the economy may cause this volatility. We may issue equity securities in the future, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. The issuance of additional shares of our common stock or other equity securities, including sales of shares in connection with any future acquisitions, could be substantially dilutive to our stockholders. In addition numerous factors could have a significant effect on the price of our common stock, including but not limited to:
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
There are numerous inherent risks in conducting our business in a different country including, but not limited to, potential instability in markets, political, economic or social conditions, and difficult or additional legal and regulatory requirements applicable to our operations. Limits on our ability to repatriate earnings, exchange controls, and complex U.S. and Canadian laws and treaties could also adversely impact our operations. Changes in the value of the Canadian dollar could increase or decrease the U.S. dollar value of our profits earned or assets held in Canada or potentially limit our ability to reinvest earnings from our operations in Canada to fund the financing requirements of our operations in the United States. These risks could restrict our ability to provide services to Canadian customers or to operate our Canadian business profitably, and could negatively impact our results. We also are exposed to currency risks relating to the translation of certain monetary transactions, assets and liabilities.
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
If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which could have a material adverse effect on our business or the market price of our common stock.
Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent or detect fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent or detect fraud, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and our operating results could be harmed. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. In addition, we cannot guarantee that our internal controls will always protect against reckless or criminal acts committed by our personnel, agents or business partners that might violate U.S. or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering and data privacy. Therefore, even effective internal controls cannot provide absolute assurance with respect to the preparation and fair presentation of financial statements.
While we continue to evaluate our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we or our independent registered public accounting firm were to discover material weaknesses in our internal controls, our business and operating results could be harmed and we could fail to meet our reporting obligations, which could reduce the market’s confidence in our financial statements, harm our stock price, and have a material adverse effect on our business.
An increase in the prices of certain materials and commodities used in our business could adversely affect our business.
For certain contracts, we are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in all of our operations. In addition, our customers’ capital budgets may be impacted by the prices of certain materials, and reduced customer spending could lead to fewer project awards and more competition. These prices could be materially impacted by general market conditions and other factors, including U.S. trade relationships with other countries or the imposition of tariffs. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our fleet vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, some of our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects.
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
In addition, borrowing under our revolving credit facility may use London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the interest rate. LIBOR has been the subject of recent national, international and other regulatory guidance and proposals for reform, and the financial industry is currently transitioning away from LIBOR as a benchmark for the interbank lending market. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness. Additionally, to address the future transition in the financial markets away from the LIBOR, our credit agreement includes provisions related to the replacement of LIBOR with an Alternative Rate (as defined in the credit agreement). Changing to an Alternative Rate may lead to additional volatility in interest rates and could cause our debt service obligations to increase significantly.
Certain provisions in our organizational documents and Delaware law could delay or prevent a change in control of our company.
The existence of certain provisions in our organizational documents and Delaware law could delay or prevent an unsolicited change in control of our company, even if a change of control might be beneficial to our stockholders. For example, provisions in our certificate of incorporation and by-laws that could delay or prevent a change in control of our company include: a staggered board of directors, the potential of our board of directors to authorize the issuance of preferred stock, the power of a majority of our board of directors to fix the number of directors, the power of our board of directors to fill a vacancy on the board of directors, including when such vacancy occurs as a result of an increase in the number of directors, the requirement that actions to be taken by our stockholders may be taken only at an annual or special meeting of our stockholders and not by written consent, and advance notice provisions for director nominations or business to be considered at a stockholder meeting. In addition, Delaware law imposes restrictions on mergers and other business combinations between us and an interested stockholder (defined as the holder of 15% or more of our outstanding common stock), and prohibits us from engaging in any of a broad range of business transactions with an interested stockholder, or an interested stockholder’s affiliates and associates, for a period of three years following the date such stockholder became an interested stockholder.
We are subject to risks associated with climate change.
Climate change may create physical and financial risk. Physical risks from climate change could, among other things, include an increase in extreme weather events (such as floods, wildfires or hurricanes), rising sea levels and limitations on water availability and quality. Such extreme weather conditions may limit the availability of resources, increasing the costs of our projects, or may cause projects to be delayed or cancelled.
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
Item 1B.
Unresolved Staff Comments

None.
Item 2.
Properties

Our principal executive offices are located at 1701 Golf Road, Suite 3-1012, Rolling Meadows, Illinois 60008, the lease term of which expires on April 30, 2023. In addition to our executive offices, our corporate accounting and finance departments, corporate information technology department and certain legal and other personnel are located at this office. As of December 31, 2019, we owned 16 operating facilities and leased many other properties in various locations throughout our service territory. Most of our properties are used as operational offices or for fleet operations. We believe that our facilities are adequate for our current operating needs. We do not believe that any owned or leased facility is material to our operations and, if necessary, we could obtain replacement facilities for our leased facilities.
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
We are routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of our past and present businesses as well as in respect of our divested businesses. Some of these include claims related to our services and operations, we believe that we have strong defenses to these claims as well as insurance coverage that will contribute to any settlement or liability in the event claims are not resolved in our favor. These claims have not had a material impact on us to date, and we believe the likelihood that a future material adverse outcome will result from these claims is remote. However, if facts and circumstances change in the future, we cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on our financial condition, results of operations, or cash flows.
Item 4.
Mine Safety Disclosures

Not Applicable.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.01, is listed on The Nasdaq Global Market under the symbol “MYRG.”
Holders of Record
As of February 28, 2020, we had 8 holders of record of our common stock.
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
Issuances of Common Stock.
On October 24, 2019, a total of 732 unregistered shares of our common stock, valued in the aggregate at $23,958 were issued to directors of the Company who elected to receive a portion of their director retainer fee in stock in lieu of cash. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 for an issuance not involving a public offering.
Purchases of Common Stock.
We did not purchase any shares of common stock in October, November or December of 2019.
Performance Graph
The following Performance Graph and related information shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares, for the period from December 31, 2014 to December 31, 2019, the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index (the “S&P 500 Index”), the Russell 2000 Index, and a peer group index selected by our management that includes twelve publicly traded companies within our industry (the “Peer Group”). The comparison assumes that $100 was invested on December 31, 2014 and further assumes any dividends were reinvested quarterly. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.
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

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
MYR Group Inc.	100.00	75.22	137.52	130.40	102.81	118.94
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
Peer Group	100.00	99.75	148.99	173.38	131.29	175.16

Item 6.
Selected Financial Data

The following table sets forth certain summary financial information on a historical basis. The summary statement of operations and the balance sheet data set forth below have been derived from our audited Financial Statements and footnotes thereto included elsewhere in this filing or in prior filings. Our Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Historical results are not necessarily indicative of the results we expect in the future and quarterly results are not necessarily indicative of the results of any future quarter or any full-year period. The information below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results from Operations” and the Financial Statements and notes thereto included in this Annual Report on Form 10-K.
Statement of operations data:
	For the year ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Contract revenues	$2,071,159	$1,531,169	$1,403,317	$1,142,487	$1,061,681
Contract costs	1,857,001	1,364,109	1,278,313	1,007,764	939,340
Gross profit	214,158	167,060	125,004	134,723	122,341
Selling, general and administrative expenses	156,674	118,737	98,611	96,424	79,186
Amortization of intangible assets	3,849	1,843	499	886	571
Gain on sale of property and equipment	(3,543)	(3,832)	(3,664)	(1,341)	(2,257)
Income from operations	57,178	50,312	29,558	38,754	44,841
Other income (expense):
Interest income	4	24	4	5	25
Interest expense	(6,225)	(3,652)	(2,603)	(1,299)	(741)
Other income (expense), net	(515)	(3,616)	(2,319)	885	174
Income before income tax expense	50,442	43,068	24,640	38,345	44,299
Income tax expense(1)	14,228	11,774	3,486	16,914	16,997
Net income	36,214	31,294	21,154	21,431	27,302
Less: net income (loss) attributable to noncontrolling interest	(1,476)	207	—	—	—
Net income attributable to MYR Group Inc.	$37,690	$31,087	$21,154	$21,431	$27,302
Income per common share attributable to MYR Group Inc.:
– Basic	$2.27	$1.89	$1.30	$1.25	$1.33
– Diluted	$2.26	$1.87	$1.28	$1.23	$1.30
Weighted average number of common shares and potential common shares outstanding:
– Basic	16,587	16,441	16,273	17,109	20,577
– Diluted	16,699	16,585	16,496	17,461	21,038

Balance sheet data:
	As of December 31,
(in thousands)	2019	2018	2017	2016	2015
Cash and cash equivalents	$12,397	$7,507	$5,343	$23,846	$39,797
Working capital(2)	242,370	191,829	191,172	146,677	123,630
Total assets	1,007,871	748,755	603,788	573,495	524,925
Total debt	165,824	89,792	78,960	59,070	—
Total liabilities	643,396	424,291	316,749	310,321	195,045
Stockholders’ equity attributable to MYR Group Inc.	364,471	322,984	287,039	263,174	329,880
Other Data: (Unaudited)
	For the year ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Net cash flows provided by (used in) operating activities	$64,899	$84,789	$(9,198)	$54,490	$43,000
Net cash flows used in investing activities	(133,497)	(93,203)	(26,501)	(34,128)	(56,928)
Net cash flows provided by (used in) financing activities	73,356	10,642	16,889	(35,539)	(23,911)
Depreciation and amortization(3)	44,516	39,913	38,576	39,122	38,029
Capital expenditures	57,828	50,704	30,843	25,371	46,599
Backlog(4)	1,499,203	1,146,637	679,139	688,832	450,934
EBITDA(5)	101,179	86,609	65,815	78,761	83,044

(1)
The Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), among its many provisions, reduced the federal statutory tax rate from 35% to 21%. The Company applied the new provisions to its tax assets and liabilities in 2017, which resulted in a net reduction of income tax expense. Income tax expense in the years after 2017 benefited from the lower federal statutory tax rate and other provisions of the 2017 Tax Act. See further discussion in Note 12 — Income Taxes to our Financial Statements.

(2)
Working capital is a non-GAAP measure. The Company defines working capital as total current assets less total current liabilities. Certain adjustments were made to working capital beginning in 2016 that are not reflected in the prior period. The following table provides the Company’s calculation of working capital:

	As of December 31,
(in thousands)	2019	2018	2017	2016	2015
Total current assets	$639,184	$475,634	$379,736	$342,899	$303,367
Less: total current liabilities	(396,814)	(283,805)	(188,564)	(196,222)	(179,737)
Working capital	$242,370	$191,829	$191,172	$146,677	$123,630
(3)
Depreciation and amortization includes depreciation on capital assets, amortization of capital lease assets and amortization of finite-lived intangible assets.

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

(5)
We define EBITDA, a performance measure used by management, as net income attributable to MYR Group Inc. plus net income from noncontrolling interests, interest expense net of interest income, income tax expense and depreciation and amortization, as shown in the following table. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income attributable to MYR Group Inc. as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. We believe that EBITDA is useful to investors and other external users of our Consolidated Financial Statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods, book value of assets, useful lives placed on assets, capital structure and the method by which assets were acquired. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from, the presentation of EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that EBITDA is useful to investors and other external users of our Financial Statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, useful lives placed on assets, capital structure and the method by which assets were acquired.

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
The following table provides a reconciliation of net income attributable to MYR Group Inc. to EBITDA:
	For the year ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Net income attributable to MYR Group Inc.	$37,690	$31,087	$21,154	$21,431	$27,302
Net income – noncontrolling interests	(1,476)	207	—	—	—
Net income	36,214	31,294	21,154	21,431	27,302
Interest expense, net	6,221	3,628	2,599	1,294	716
Income tax expense	14,228	11,774	3,486	16,914	16,997
Depreciation and amortization	44,516	39,913	38,576	39,122	38,029
EBITDA	$101,179	$86,609	$65,815	$78,761	$83,044
We also use EBITDA as a liquidity measure. Certain material covenants contained within our credit agreement (the “Credit Agreement”) are based on EBITDA with certain additional adjustments as defined in the Credit Agreement. Non-compliance with these financial covenants under the Credit Agreement — our interest coverage ratio which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement) and our leverage ratio, which is defined in the Credit Agreement as Consolidated Total Indebtedness (as defined in the Credit Agreement), divided by Consolidated EBITDA (as defined in the Credit Agreement) — could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, likely causing us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in the Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure is useful to investors and relevant to their assessment of our capacity to service or incur debt, fund capital expenditures, finance acquisitions and expand our operations.
The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:
	For the year ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Net cash flows provided by (used in) operating
activities	$64,899	$84,789	$(9,198)	$54,490	$43,000
Add/(subtract)
Changes in operating assets and liabilities	21,322	(10,363)	65,743	13,795	26,669
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities	(50,007)	(43,132)	(35,391)	(46,854)	(42,367)
Depreciation and amortization	44,516	39,913	38,576	39,122	38,029
Income tax expense	14,228	11,774	3,486	16,914	16,997
Interest expense, net	6,221	3,628	2,599	1,294	716
EBITDA	$101,179	$86,609	$65,815	$78,761	$83,044

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
Presentation of Information
The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the fiscal years ended December 31, 2018 and 2019. For a discussion of changes from the fiscal year ended December 31, 2017 to the fiscal year ended December 31, 2018, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 (filed March 6, 2019).
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
We have operated in the transmission and distribution industry since 1891. We are one of the largest U.S. contractors servicing the T&D sector of the electric utility industry and provide T&D services throughout the United States and western Canada. Our T&D customers include many of the leading companies in the electric utility industry. We have provided electrical contracting services for commercial and industrial construction since 1912. Our C&I segment provides services in the United States and in western Canada. Our C&I customers include facility owners and general contractors.
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
We had revenues for the year ended December 31, 2019 of  $2.071 billion compared to $1.531 billion for the year ended December 31, 2018. For the year ended December 31, 2019, net income attributable to MYR Group Inc. was $37.7 million compared to $31.1 million for the year ended December 31, 2018.
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

For the year ended December 31, 2019, our T&D revenues were $1.134 billion, or 54.8%, of our revenue, compared to $893.1 million, or 58.3%, of our revenue for the year ended December 31, 2018 and $879.4 million, or 62.7%, of our revenue for the year ended December 31, 2017. Revenues from transmission projects represented 68.1%, 62.6%, and 68.5% of T&D segment revenue for the years ended December 31, 2019, 2018 and 2017, respectively.
Our T&D segment also provides restoration services in response to hurricanes, ice storms or other storm related events, which typically account for less than 5% of our annual revenues in 2019, 2018 and 2017.
Measured by revenues in our T&D segment, we provided 49.7%, 40.5% and 31.4% of our T&D services under fixed-price contracts during the years ended December 31, 2019, 2018 and 2017, respectively. We also provide many services to our customers under multi-year maintenance service agreements and other variable service agreements.
Commercial and Industrial segment.   Our C&I segment provides a wide range of services including design, installation, maintenance and repair of commercial and industrial wiring, the installation of traffic networks and the installation of bridge, roadway and tunnel lighting. In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry as well as directly to facility owners. We have a diverse customer base with many long-standing relationships. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. The majority of C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, renewable energy projects, manufacturing plants, processing facilities, waste-water treatment facilities, mining facilities and transportation control and management systems.
For the year ended December 31, 2019, our C&I revenues were $936.7 million, or 45.2%, of our revenue, compared to $638.1 million, or 41.7%, of our revenue for the year ended December 31, 2018 and $523.9 million, or 37.3%, of our revenue for the year ended December 31, 2017.
Measured by revenues in our C&I segment, we provided 75.2%, 71.0% and 63.7% of our services under fixed-price contracts for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Prior to 2018, under Topic 605, we recognized revenue on the percentage-of-completion method of accounting, which was commonly used in the construction industry. The percentage-of-completion accounting method resulted in recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The profits or losses recognized on individual contracts were based on estimates of contract revenues, costs and profitability. Contract losses were recognized in full when determined, and contract profit estimates were adjusted based on ongoing reviews of contract profitability. Changes in job performance, labor costs, equipment costs, job conditions, weather, estimated profitability and final contract settlements sometimes resulted in revisions to costs and income and their effects were recognized in the period in which the revisions were determined. We recorded adjustments to estimated costs of contracts when we believed the change in estimate was probable and the amounts could be reasonably estimated. These adjustments could have resulted in either increases or decreases in profit margins.
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
Overview-Seasonality and Nature of Our Work Environment
Although our revenues are primarily driven by spending patterns in our customers’ industries, our revenues and results of operations, particularly those derived from our T&D segment, can be subject to seasonal variations. These variations are influenced by weather, daylight hours, availability of system outages from utilities, and holidays. During the winter months, demand for our T&D work may be high, but our work can be delayed due to inclement weather. During the summer months, the demand for our T&D work may be affected by fewer available system outages, due to peak electrical demands caused by warmer weather, which limits our ability to perform electrical line service work. During the spring and fall months, the demand for our T&D work may increase due to improved weather conditions and system availability; however, extended periods of rain and other severe weather can affect the deployment of our crews and efficiency of operations. Furthermore, our work is performed under a variety of conditions in different locations, including but not limited to, difficult terrain, sites which may have been exposed to harsh and hazardous conditions, and in large urban centers where delivery of materials and availability of labor may be impacted.
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
State renewable portfolio standards, which set required or voluntary standards for how much electricity is to be generated from renewable energy sources, as well as general environmental concerns, continue to drive the development of renewable energy projects. The economic feasibility of renewable energy projects, and therefore the attractiveness of investment in the projects, may depend on the availability of tax incentive programs or the ability of the projects to take advantage of such incentives. Renewable energy-related construction contracts, depending on the type, may benefit both the T&D and C&I business segments.
We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new sources of renewable generation. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in 2020 will not likely occur until 2021. Bidding and construction activity for small to medium-size transmission projects and upgrades remains strong, and we expect this trend to continue, primarily due to reliability and economic drivers. We also believe the need for distribution services will continue to grow.
Because of reduced spending by United States utilities on their distribution systems for several years, we believe there is a need for sustained investment by utilities on their distribution systems to properly maintain or meet reliability requirements. In 2019, we continued to see increased bidding activity in some of our electric distribution markets, as economic conditions improved in those areas. We believe the increased hurricane activity over the past several years and recent destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and staffing constraints. We believe electric utility employee retirements could increase with further economic recovery, which may result in an increase in outsourcing opportunities. We expect to see an incremental increase in distribution opportunities in the United States in 2020, and we believe these opportunities will continue to be bid in a competitive market.
We expect to see continued improvement in bidding opportunities in our C&I segment in 2020. According to FMI, the primary growth sectors in 2020 are expected to include office, educational, public safety, transportation, conservation and development, and manufacturing, all with positive forecasted growth rates. In addition to these growth sectors, we believe that recent state legislation requiring the increased production of energy from renewable sources will increase activity in solar plant and other renewable forms of energy. We believe much of this potential will continue to be driven by advancements in technology, such as artificial intelligence, self-driving vehicles, and robotics. We also believe these technological advancements will continue to offer new opportunities in many of the markets we serve including data centers, manufacturing plants, and higher education.
In addition, the United States has experienced a decade of privately funded economic expansion which has challenged the capacity of public water and transportation infrastructure forcing states and municipalities to seek creative means to fund needed expansion. We believe the need for expanding public infrastructure will offer opportunity in our C&I segment for several years.
We expect the long-term growth in our C&I segment to generally track the economic growth of the regions we serve. We also expect to see increased bidding opportunities in the new C&I markets we recently entered through strategic acquisitions and organic expansions.
In an effort to support our growth strategy and maximize stockholder returns, we seek to efficiently manage our capital. Through 2019, we continued to implement strategies that further expand our capabilities and allow opportunities to provide prudent capital returns. On July 15, 2019, we completed the acquisition of substantially all the assets of CSI Electrical Contractors, Inc. (“CSI”), which expanded our C&I operations in California. The total consideration was approximately $80.7 million, funded through borrowings under our credit facility. On July 2, 2018, we completed the acquisition of substantially all the assets of the Huen Electric, Inc., Huen Electric New Jersey Inc., and Huen New York, Inc. (collectively, the “Huen Companies”), which expanded our C&I operations in Illinois, New York and New Jersey.
On September 13, 2019, the Company entered into a five-year second amended and restated credit agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A. The Credit Agreement expands our capacity to borrow and enter into letters of credit, and increases our ability to expand our borrowing capacity under certain circumstances. Borrowings under the Credit Agreement are expected to be used to refinance existing indebtedness and for working capital, capital expenditures, acquisitions and other general corporate purposes.
We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specialty equipment and tooling needed to win and execute projects of all sizes and complexity. In 2019 and 2018, we invested in capital expenditures of approximately $57.8 million and $50.7 million, respectively. Most of our capital expenditures supported opportunities in our T&D business. We plan to continue to evaluate our needs for additional equipment and tooling. Our investment strategy is based on our belief that spending in transmission and distribution projects will continue to remain strong over the next several years as electric utilities, cooperatives and municipalities make up for the lack of infrastructure spending in the past, combined with the overall need to integrate new generation into the electric power grid, and our belief that distribution demand will increase over the next several years.
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
Revenue Mix and Contract Terms.   The mix of revenue derived from the industries we serve will impact gross margins. Changes in our customers’ spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenue by industry served. Storm restoration services typically command higher profit margins than other maintenance services. Seasonal and weather factors, as noted below, can impact the timing at which customers perform maintenance and repairs, which can cause a shift in the revenue mix. Some of our time-and-equipment, time-and-materials and cost-plus contracts include shared savings clauses, in which the contract includes a target price and we agree to share savings from that target price with our customer. The timing of accounting recognition of such savings can impact our margins. In addition, change orders and claims can impact our margins. Costs related to change orders and claims are recognized in contract costs when incurred, but revenue related to change orders is only recognized when it is probable that the change order will result in an addition to contract value and can be reliably estimated, whereas revenue related to claims is recognized only to the extent that contract costs related to the claim have been incurred and when it is probable that the claim will result in an addition to contract value which can be reliably estimated. Generally, no profit is recognized on a claim until final settlement occurs.
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
Depreciation and Amortization.   We include depreciation on equipment and capital lease amortization in contract costs. This is common practice in our industry, but can make comparability to other companies difficult. We spend a significant amount of capital on property, facilities and equipment, with the majority of such expenditures being used to purchase additional specialized equipment to enhance our fleet and to reduce our reliance on lease arrangements and short term equipment rentals. We believe the investment in specialized equipment helps to reduce our costs, improve our margins and provide us with valuable flexibility to take on additional and complex projects.
Service and Maintenance Compared to New Construction.   In general, new construction work has a higher gross margin than maintenance and repair work. New construction work is often obtained on a fixed-price basis, which carries a higher risk than other types of pricing arrangements because a contractor can bear the risk of increased expenses. As such, we generally bid fixed-price contracts with higher profit margins. We typically derive approximately 20% to 40% of our revenue from maintenance and repair work that is performed under pre-established or negotiated prices or cost-plus pricing arrangements which generally allow us a set margin above our costs. Thus, the mix between new construction work, at fixed-price, and maintenance and repair work, at cost-plus, in a given period will impact gross margin in that period.
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
Cost of Material.   On fixed-price contracts where we are required to provide materials, our overall gross margin may be affected if we experience increases in the quantity or costs of materials. Projects that include a greater amount of material cost can experience lower overall project gross margins as we typically add a lower mark-up to material cost in our bids than what we would add to our labor and equipment cost.

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
Consolidated Results of Operations
The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated:
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
	For the year ended December 31,
(dollars in thousands)	2019		2018
Contract revenues	$2,071,159	100.0%	$1,531,169	100.0%
Contract costs	1,857,001	89.7	1,364,109	89.1
Gross profit	214,158	10.3	167,060	10.9
Selling, general and administrative expenses	156,674	7.6	118,737	7.8
Amortization of intangible assets	3,849	0.2	1,843	0.1
Gain on sale of property and equipment	(3,543)	(0.2)	(3,832)	(0.2)
Income from operations	57,178	2.7	50,312	3.2
Other income (expense):
Interest income	4	—	24	—
Interest expense	(6,225)	(0.3)	(3,652)	(0.2)
Other income (expense), net	(515)	—	(3,616)	(0.2)
Income before income tax expense	50,442	2.4	43,068	2.8
Income tax expense	14,228	0.7	11,774	0.8
Net income	36,214	1.7	31,294	2.0
Less: net income (loss) attributable to noncontrolling interest	(1,476)	(0.1)	207	—
Net income attributable to MYR Group Inc.	$37,690	1.8%	$31,087	2.0%
Revenues.   Revenues increased $540.0 million, or 35.3%, to $2.071 billion for the year ended December 31, 2019 from $1.531 billion for the year ended December 31, 2018. The increase was primarily due to increases in volume across both segments and incremental revenues from the acquisitions of CSI and the Huen Companies, which were acquired in the third quarter of 2019 and 2018, respectively.
Gross margin.   Gross margin decreased to 10.3% for the year ended December 31, 2019 from 10.9% for the year ended December 31, 2018. The decrease in gross margin was primarily due to inclement weather on certain projects and material delays associated with a substantially completed joint venture project in which we own the majority controlling interest, which were partially offset by net loss attributable to noncontrolling interest. The joint venture project, along with other acquired projects, are subject to margin guarantees for which an offset is recognized in other income. Gross margin was also negatively impacted by certain projects with changes in estimates relating to inclement weather conditions and labor inefficiencies for which we are in ongoing negotiations to receive reimbursement. These margin decreases were partially offset by better than anticipated productivity on certain projects, a favorable claim settlement and successful change order negotiations. Changes in estimates resulted in gross margin decreases of 0.8% and 0.7% for the years ended December 31, 2019 and 2018, respectively.
Gross profit.   Gross profit increased $47.1 million, or 28.2%, to $214.2 million for year ended December 31, 2019 from $167.1 million for the year ended December 31, 2018, due to higher revenues, partially offset by lower margins.
Selling, general and administrative expenses.   SG&A, was $156.7 million for the year ended December 31, 2019, an increase of  $38.0 million from $118.7 million for the year ended December 31, 2018. The year-over-year increase was primarily due to the acquisitions of CSI and the Huen Companies, along with higher incentive compensation and other employee-related expenses to support the growth in our operations. As a percentage of revenues, SG&A decreased to 7.6% for the year ended December 31, 2019 from 7.8% for the year ended December 31, 2018.
Gain on sale of property and equipment.   Gains from the sale of property and equipment in the year ended December 31, 2019 were $3.5 million compared to $3.8 million in the year ended December 31, 2018. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Interest expense.   Interest expense was $6.2 million for the year ended December 31, 2019 compared to $3.7 million for the year ended December 31, 2018. This increase was primarily attributable to increased borrowing related to the acquisition of CSI, an increase in our working capital needs to support higher volume and an increase in our weighted average interest rate during 2019 as compared to 2018.
Other expense.   Other expense was $0.5 million for the year ended December 31, 2019 compared to other expense of  $3.6 million for the year ended December 31, 2018. The change was primarily attributable to a reduction in contingent consideration related to margin guarantees on certain contracts associated with the acquisition of the Huen Companies partially offset by margin guarantees on certain contracts associated with the acquisition of CSI.
Income tax expense.   Income tax expense was $14.2 million for the year ended December 31, 2019, with an effective tax rate of 28.2%, compared to $11.8 million for the year ended December 31, 2018, with an effective tax rate of 27.3%. The increase in the tax rate for the year ended December 31, 2019 was primarily due to foreign earnings and the associated impact of the global intangible low tax income (“GILTI”).
Net income attributable to MYR Group Inc.   Net income attributable to MYR Group Inc. increased to $37.7 million for the year ended December 31, 2019 from $31.1 million for the year ended December 31, 2018. The increase was primarily for the reasons stated above.

Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales:
	For the Year Ended December 31,
	2019		2018
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$1,134,411	54.8%	$893,108	58.3%
Commercial & Industrial	936,748	45.2	638,061	41.7
Total	$2,071,159	100.0	$1,531,169	100.0
Operating income (loss):
Transmission & Distribution	$73,580	6.5	$57,242	6.4
Commercial & Industrial	30,506	3.3	34,112	5.3
Total	104,086	5.0	91,354	6.0
Corporate	(46,908)	(2.2)	(41,042)	(2.7)
Consolidated	$57,178	2.8%	$50,312	3.3%
Transmission & Distribution
Revenues for our T&D segment for the year ended December 31, 2019 were $1.134 billion compared to $893.1 million for the year ended December 31, 2018, an increase of  $241.3 million, or 27.0%. The increase in revenue was primarily due to an increase in revenue on small- to medium-sized transmission and distribution projects.
Revenues from transmission projects represented 68.1% and 62.6% of T&D segment revenue for the years ended December 31, 2019 and 2018, respectively. Additionally, for the year ended December 31, 2019, measured by revenue in our T&D segment, we provided 49.7% of our T&D services under fixed-price contracts, as compared to 40.5% for the year ended December 31, 2018.
Operating income for our T&D segment for the year ended December 31, 2019 was $73.6 million compared to $57.2 million for the year ended December 31, 2018, an increase of  $16.4 million, or 28.5%. The increase in T&D operating income from the prior year was primarily due to higher revenue on transmission and distribution projects, better than anticipated productivity on certain projects, a favorable claim settlement, and successful change order negotiations. This improvement from the prior year was partially offset by lower margins and changes in estimates of gross profit on certain projects. These estimate changes were primarily due to inclement weather on certain projects and an increase in non-reimbursable cost on a project. Operating income, as a percentage of revenues, for our T&D segment increased to 6.5% for the year ended December 31, 2019 from 6.4% for the year ended December 31, 2018.
Commercial & Industrial
Revenues for our C&I segment for the year ended December 31, 2019 were $936.7 million compared to $638.1 million for the year ended December 31, 2018, an increase of  $298.6 million, or 46.8%, primarily due to increases in volume across all project sizes and incremental revenues from the acquisitions of CSI, and the Huen Companies in the second half of 2019 and 2018, respectively.
Measured by revenue in our C&I segment, we provided 75.2% of our services under fixed-price contracts for the year ended December 31, 2019, compared to 71.0% for the year ended December 31, 2018.
Operating income for our C&I segment for the year ended December 31, 2019 was $30.5 million compared to $34.1 million for the year ended December 31, 2018, a decrease of  $3.6 million, or 10.6%. The year-over-year decrease in operating income was primarily due to changes in estimates of gross profit on certain projects and an increase in amortization expense of  $2.3 million related to certain intangibles acquired with CSI and the Huen Companies. These estimate changes were primarily due to unanticipated overtime and material delays associated with a substantially completed joint venture project in which we own the majority controlling interest, which were partially offset by net loss attributable to noncontrolling interest. The joint venture project, along with other acquired projects, are subject to margin guarantees for which an offset is recognized in other income. Operating income was also negatively impacted by projects with changes in estimates relating to inclement weather conditions, and labor inefficiencies for which we are in ongoing negotiations to receive reimbursement. The decrease in operating income was also due to a favorable claim settlement in the prior year. These impacts were partially offset by higher revenues. As a percentage of revenues, operating income for our C&I segment was 3.3% and 5.3% for the years ended December 31, 2019 and 2018, respectively.
Corporate
The increase in corporate expenses in 2019 was primarily attributable to higher incentive compensation and other employee-related expenses to support operations.
Liquidity and Capital Resources
As of December 31, 2019 and 2018, we had working capital of  $242.4 million and $191.8 million, respectively. We define working capital, a non-GAAP measure, as current assets less current liabilities. During the year ended December 31, 2019, the operating activities of our business provided cash of $64.9 million, compared to providing cash of  $84.8 million for the year ended December 31, 2018. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The $19.9 million year-over-year decline in cash provided by operating activities was primarily due to unfavorable net changes in operating assets and liabilities of  $31.7 million, partially offset by increases of  $4.9 million in net income, $4.6 million in depreciation and amortization, and $1.2 million in non-cash stock compensation expense. The unfavorable change in operating assets and liabilities was primarily due to unfavorable changes of  $18.7 million in other liabilities and $12.6 million in other assets and net unfavorable year-over-year changes in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of  $4.0 million. The decrease in cash provided by other liabilities was primarily due to the payment of net asset adjustments related to the acquisition of the Huen Companies, the timing of tax payments and lower incentive compensation accruals in 2018. The decrease in cash provided by other assets was primarily due to higher prepaid expenses and higher investments on joint ventures. The increase in cash provided by working capital accounts, primarily related to construction activities, was due to the timing of cash payments and receipts related to work on our contracts.
During the years ended December 31, 2019 and 2018, we used net cash of  $133.5 million and $93.2 million, respectively, in investing activities. The $133.5 million of cash used in investing activities in the year ended December 31, 2019 consisted of  $57.8 million for capital expenditures and $79.7 million to acquire CSI, partially offset by $4.0 million of proceeds from the sale of equipment. The $93.2 million of cash used in investing activities in the year ended December 31, 2018 consisted of  $50.7 million for capital expenditures and $47.1 million to acquire the Huen Companies, partially offset by $4.6 million of proceeds from the sale of equipment.
Financing activities provided cash of  $73.4 million and, $10.6 million during the years ended December 31, 2019 and 2018, respectively. The $73.4 million of cash provided by financing activities in the year ended December 31, 2019 consisted primarily of  $45.5 million of net borrowings under our revolving line of credit, primarily to fund the CSI acquisition, $35.1 million of new equipment notes under our master equipment loan agreements and $0.3 million of proceeds from the exercise of stock options, which were partially offset by $4.6 million of repayments of principal obligations under equipment notes, $1.1 million of debt refinancing costs related to the amendment to the Credit Agreement, $1.2 million of repayments of finance lease obligations and share repurchases of  $0.8 million, all of which represented shares surrendered to satisfy tax obligations under our stock compensation programs during the year ended December 31, 2019. The $10.6 million of cash provided in financing activities in the year ended December 31, 2018 consisted primarily of  $31.5 million of borrowings under our Master Loan Agreement with BofA and $1.9 million of proceeds from the exercise of stock options, partially offset by $20.7 million of repayments under our revolving lines of credit, $1.1 million of payments under our capital lease obligations and $1.0 million of cash used to purchase shares surrendered by employees to satisfy employee tax obligations under our stock compensation program.
We anticipate that our $260.6 million borrowing availability under our revolving line of credit at December 31, 2019 and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities. Although we believe that we have adequate cash and borrowing capacity to meet our liquidity needs, any large projects or acquisitions may require additional capital.
We have not historically paid dividends and currently do not expect to pay dividends.
Debt Instruments
Credit Agreement
On September 13, 2019, we entered into the Credit Agreement with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A. The Credit Agreement provides for a facility of $375 million (the “Facility”) that may be used for revolving loans of which $150 million may be used for letters of credit. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of  $75 million. We have an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $200 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of our assets and the assets of our domestic subsidiaries and by a pledge of substantially all of the capital stock of our domestic subsidiaries and 65% of the capital stock of our direct foreign subsidiaries. Additionally, subject to certain exceptions, our domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Facility are used for refinancing existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes.
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
Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0. The minimum interest coverage ratio is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. We were in compliance with all of the financial covenants under the Credit Agreement as of December 31, 2019.
As of December 31, 2019, we had $103.8 million of debt outstanding under the Facility and letters of credit outstanding of approximately $10.6 million. As of December 31, 2018, we had $58.3 million of debt outstanding under the Facility and letters of credit outstanding of approximately $21.2 million.

Equipment Notes
We have entered into multiple Master Loan Agreements with multiple banks. The Master Loan Agreements may be used for financing of equipment between us and the lending banks pursuant to one or more equipment notes (“Equipment Notes”). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.
As of December 31, 2019, we had executed nine Equipment Notes that are collateralized by equipment and vehicles owned by us. The outstanding balance of these Equipment Notes was $62.0 million as of December 31, 2019. As of December 31, 2018, we had executed five Equipment Notes that are collateralized by equipment and vehicles owned by us. The outstanding balance of these Equipment Notes was $31.5 million as of December 31, 2018.
Off-Balance Sheet Arrangements
As is common in our industry, we enter into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with letter of credit obligations and bond guarantees entered into in the normal course of business. We have not engaged in any off-balance sheet financing arrangements through special purpose entities.
Purchase Commitments for Construction Equipment
As of December 31, 2019, we had approximately $5.4 million in outstanding purchase obligations for certain construction equipment to be paid, with cash outlay scheduled to occur over the first three months of 2020.
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
At December 31, 2019, we had $10.6 million in letters of credit outstanding under our Credit Agreement, including $10.0 million, at an interest rate of 1.125%, related to the Company’s payment obligation under its insurance programs and approximately $0.6 million, at an interest rate of 0.625%, related to contract performance obligations. At December 31, 2018, we had $21.2 million in letters of credit outstanding under our Credit Agreement, including $17.6 million, at an interest rate of 1.125%, related to the Company’s payment obligation under its insurance programs and approximately $3.6 million, at an interest rate of 0.625%, related to contract performance obligations.
Performance and Payment Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse our sureties for any expenses or outlays they incur. Under our continuing indemnity and security agreements with our sureties, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to any of our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of December 31, 2019, an aggregate of approximately $902.0 million in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $399.2 million as of December 31, 2019.
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
Contractual Obligations
As of December 31, 2019, our future contractual obligations are as follows:
(in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Other
Short and long term debt(1)	$165,824	$8,737	$16,994	$124,649	$15,444	$—
Operating lease obligations	29,514	8,431	13,334	6,101	1,648	—
Finance lease obligations	1,508	1,167	341	—	—	—
Purchase obligations	5,440	5,440	—	—	—	—
Income tax contingencies	176	—	—	—	—	176
Total	$202,462	$23,775	$30,669	$130,750	$17,092	$176

(1)
Includes obligations under the Facility and obligations under Equipment Notes.

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
The amount of income tax contingencies has been presented in the “Other” column in the table above due to the fact that the period of future payment cannot be reliably estimated. For further information, refer to Note 12 — Income Taxes to our Financial Statements.
Concentration of Credit Risk
We grant trade credit under contractual payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2019 and 2018, none of our customers individually exceeded 10.0% of our accounts receivable.

Inflation
Inflation did not have a significant effect on our results during the years ended December 31, 2019, 2018 or 2017.
New Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 1 — Organization, Business and Significant Accounting Policies in the Notes to our Financial Statements.
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
The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the deductible is included in current assets on our consolidated balance sheets.
Stock-Based Compensation.   We determine compensation expense for stock-based awards based on the estimated fair values at the grant date and recognize the related compensation expense over the vesting period. We use the straight-line amortization method to recognize compensation expense related to stock-based awards, such as restricted stock, restricted stock units and phantom stock units, that have only service conditions. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. We recognize compensation expense related to performance awards that vest based on internal performance metrics and service conditions on a straight-line basis over the service period, but adjust inception-to-date expense based upon our determination of the expected achievement of the performance target at each reporting date. We recognize compensation expense related to performance awards with market-based performance metrics on a straight-line basis over the requisite service period. Upon adoption of ASU No. 2016-09, Compensation — Stock Compensation (Topic 718) in January of 2017, we elected to discontinue estimating future forfeitures and recognize forfeitures as they occur. Prior to the adoption, we used historical data to estimate the forfeiture rate applied to stock grants. Shares issued under the Company’s stock-based compensation program are taken out of authorized but unissued shares.
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
As a result of the annual qualitative review process in 2019 we determined it was not necessary to perform a two-step analysis.
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

Item 7A.
Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2019, we were not parties to any derivative instruments and had no derivative financial instruments during the years ended December 31, 2019, 2018 or 2017.
Borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, federal funds rate and LIBOR. If the prime rate, Canadian prime rate, federal funds rate or LIBOR rises, our interest payment obligations will increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. If market rates of interest on all our revolving debt as of December 31, 2019, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before income tax expense and cash flows by approximately $1.0 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of December 31, 2019, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before income tax expense and cash flows by the same amount.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
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
Management’s assessment of and conclusion on the Company’s internal control over financial reporting as of December 31, 2019 excluded the internal control over financial reporting of CSI Electrical Contractors, Inc., which was acquired on July 15, 2019. CSI Electrical Contractors, Inc. represented a total of approximately 14.8% and 20.4% of total assets and net assets, respectively, as of December 31, 2019, and 6.7% and (2.9)% of contract revenues and income before income taxes, respectively, for the year then ended. Such exclusion is in accordance with Securities and Exchange Commission guidance that the assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting, provided the acquisition took place during the fiscal year being assessed.
Crowe LLP, an independent registered public accounting firm, who audited and reported on the 2019 Financial Statements included in this Annual Report on Form 10-K, has audited the effectiveness of MYR Group’s internal control over financial reporting as of December 31, 2019 as stated in their report which appears herein.
March 4, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of MYR Group Inc.
Rolling Meadows, IL
Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of MYR Group Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework: (2013) issued by COSO.
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
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of CSI Electrical Contractors, Inc. acquired during 2019, which is described in Note 2 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Oak Brook, Illinois
March 4, 2020

MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS
	December 31,
(in thousands, except share and per share data)	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$12,397	$7,507
Accounts receivable, net of allowances of $3,364 and $1,331, respectively	388,479	288,427
Contract assets	217,109	160,281
Current portion of receivable for insurance claims in excess of deductibles	6,415	10,572
Refundable income taxes	1,973	—
Other current assets	12,811	8,847
Total current assets	639,184	475,634
Property and equipment, net of accumulated depreciation of $272,865 and $253,495, respectively	185,344	161,892
Operating lease right-of-use assets	22,958	—
Goodwill	66,060	56,588
Intangible assets, net of accumulated amortization of $10,880 and $7,031, respectively	54,940	33,266
Receivable for insurance claims in excess of deductibles	30,976	17,173
Investment in joint venture	4,722	1,324
Other assets	3,687	2,878
Total assets	$1,007,871	$748,755
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$8,737	$3,681
Current portion of operating lease obligations	6,205	—
Current portion of finance lease obligations	1,135	1,119
Accounts payable	192,107	139,480
Contract liabilities	105,486	58,534
Current portion of accrued self-insurance	18,780	19,633
Other current liabilities	64,364	61,358
Total current liabilities	396,814	283,805
Deferred income tax liabilities	20,945	17,398
Long-term debt	157,087	86,111
Accrued self-insurance	48,024	34,406
Operating lease obligations, net of current maturities	16,884	—
Finance lease obligations, net of current maturities	338	1,514
Other liabilities	3,304	1,057
Total liabilities	643,396	424,291
Commitments and contingencies
Stockholders’ equity
Preferred stock – $0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock – $0.01 par value per share; 100,000,000 authorized shares; 16,648,616 and 16,564,961 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	166	165
Additional paid-in capital	152,532	148,276
Accumulated other comprehensive income (loss)	(446)	(193)
Retained earnings	212,219	174,736
Total stockholders’ equity attributable to MYR Group Inc.	364,471	322,984
Noncontrolling interest	4	1,480
Total stockholders’ equity	364,475	324,464
Total liabilities and stockholders’ equity	$1,007,871	$748,755
The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
	Year ended December 31,
(in thousands, except per share data)	2019	2018	2017
Contract revenues	$2,071,159	$1,531,169	$1,403,317
Contract costs	1,857,001	1,364,109	1,278,313
Gross profit	214,158	167,060	125,004
Selling, general and administrative expenses	156,674	118,737	98,611
Amortization of intangible assets	3,849	1,843	499
Gain on sale of property and equipment	(3,543)	(3,832)	(3,664)
Income from operations	57,178	50,312	29,558
Other income (expense):
Interest income	4	24	4
Interest expense	(6,225)	(3,652)	(2,603)
Other income (expense), net	(515)	(3,616)	(2,319)
Income before income tax expense	50,442	43,068	24,640
Income tax expense	14,228	11,774	3,486
Net income	36,214	31,294	21,154
Less: net income (loss) attributable to noncontrolling interest	(1,476)	207	—
Net income attributable to MYR Group Inc.	$37,690	$31,087	$21,154
Income per common share attributable to MYR Group Inc.:
– Basic	$2.27	$1.89	$1.30
– Diluted	$2.26	$1.87	$1.28
Weighted average number of common shares and potential common shares outstanding:
– Basic	16,587	16,441	16,273
– Diluted	16,699	16,585	16,496
Net income	$36,214	$31,294	$21,154
Other comprehensive income (loss):
Foreign currency translation adjustment	(253)	106	134
Other comprehensive income (loss)	(253)	106	134
Total comprehensive income	35,961	31,400	21,288
Less: net income (loss) attributable to noncontrolling interest	(1,476)	207	—
Total comprehensive income attributable to MYR Group Inc.	$37,437	$31,193	$21,288
The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	MYR Group Inc. Shareholders’ Equity	Noncontrolling Interest	Total
(in thousands)		Shares	Amount
Balance at December 31, 2016	$—	16,333	$162	$140,100	$(433)	$123,345	$263,174	$—	$263,174
Net income	—	—	—	—	—	21,154	21,154	—	21,154
Adjustment to adopt ASU No. 2016-09	—	—	—	225	—	(225)	—	—	—
Stock issued under compensation plans, net	—	224	2	1,230	—	—	1,232	—	1,232
Stock-based compensation expense	—	—	—	4,376	—	—	4,376	—	4,376
Shares repurchased	—	(93)	(1)	(2,025)	—	(1,033)	(3,059)	—	(3,059)
Other comprehensive income	—	—	—	—	134	—	134	—	134
Stock issued – other	—	1	—	28	—	—	28	—	28
Balance at December 31, 2017	—	16,465	163	143,934	(299)	143,241	287,039	—	287,039
Net income	—	—	—	—	—	31,087	31,087	207	31,294
Adjustment to adopt ASC 606	—	—	—	—	—	695	695	—	695
Stock issued under compensation plans, net	—	132	2	1,895	—	—	1,897	—	1,897
Stock-based compensation expense	—	—	—	3,165	—	—	3,165	—	3,165
Shares repurchased	—	(33)	—	(756)	—	(287)	(1,043)	—	(1,043)
Noncontrolling interest acquired	—	—	—	—	—	—	—	1,273	1,273
Other comprehensive income	—	—	—	—	106	—	106	—	106
Stock issued – other	—	1	—	38	—	—	38	—	38
Balance at December 31, 2018	—	16,565	165	148,276	(193)	174,736	322,984	1,480	324,464
Net income	—	—	—	—	—	37,690	37,690	(1,476)	36,214
Stock issued under compensation plans, net	—	105	1	340	—	—	341	—	341
Stock-based compensation expense	—	—	—	4,403	—	—	4,403	—	4,403
Shares repurchased	—	(23)	—	(571)	—	(207)	(778)	—	(778)
Other comprehensive loss	—	—	—	—	(253)	—	(253)	—	(253)
Stock issued – other	—	2	—	84	—	—	84	—	84
Balance at December 31, 2019	$—	16,649	$166	$152,532	$(446)	$212,219	$364,471	$4	$364,475

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$36,214	$31,294	$21,154
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	40,667	38,070	38,077
Amortization of intangible assets	3,849	1,843	499
Stock-based compensation expense	4,403	3,165	4,376
Deferred income taxes	3,602	3,649	(5,091)
Gain on sale of property and equipment	(3,543)	(3,832)	(3,664)
Other non-cash items	1,029	237	1,194
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(39,710)	(15,871)	(35,944)
Contract assets	(16,443)	(28,141)	(17,857)
Receivable for insurance claims in excess of deductibles	(9,646)	(9,229)	(39)
Other assets	(10,327)	2,280	(2,213)
Accounts payable	22,492	19,953	8,149
Contract liabilities	28,163	22,551	(14,317)
Accrued self-insurance	12,755	8,701	2,765
Other liabilities	(8,606)	10,119	(6,287)
Net cash flows provided by (used in) operating activities	64,899	84,789	(9,198)
Cash flows from investing activities:
Proceeds from sale of property and equipment	4,051	4,583	4,342
Cash paid for acquisitions, net of cash acquired	(79,720)	(47,082)	—
Purchases of property and equipment	(57,828)	(50,704)	(30,843)
Net cash flows used in investing activities	(133,497)	(93,203)	(26,501)
Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	45,514	(20,655)	19,890
Payment of principal obligations under equipment notes	(4,550)	—	—
Payment of principal obligations under finance leases	(1,201)	(1,081)	(1,203)
Borrowings under equipment notes	35,068	31,486	—
Proceeds from exercise of stock options	341	1,897	1,232
Debt refinancing costs	(1,122)	—	—
Repurchase of common shares	(778)	(1,043)	(3,058)
Other financing activities	84	38	28
Net cash flows provided by financing activities	73,356	10,642	16,889
Effect of exchange rate changes on cash	132	(64)	307
Net increase (decrease) in cash and cash equivalents	4,890	2,164	(18,503)
Cash and cash equivalents:
Beginning of period	7,507	5,343	23,846
End of period	$12,397	$7,507	$5,343
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes payments	$13,381	$7,247	$6,597
Interest payments	5,737	3,097	2,259
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	43	953	2,050
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
The Company performs construction services in two business segments: Transmission and Distribution (“T&D”) and Commercial and Industrial (“C&I”). T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. T&D provides a broad range of services, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair. C&I customers include general contractors, commercial and industrial facility owners, government agencies and developers. C&I provides a broad range of services, which include design, installation, maintenance and repair of commercial and industrial wiring, the installation of traffic networks and the installation of bridge, roadway and tunnel lighting.
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
Joint Ventures and Noncontrolling Interests
The Company accounts for investments in joint ventures using the proportionate consolidation method for income statement reporting and under the equity method for balance sheet reporting, unless the Company has a controlling interest causing the joint venture to be consolidated with equity owned by other joint venture partners recorded as noncontrolling interests. Under the proportionate consolidation method, joint venture activity is allocated to the appropriate line items found on the consolidated statements of operations in proportion to the percentage of participation the Company has in the joint venture. Under the equity method the net investment in joint ventures is stated as a single item on the Company’s consolidated balance sheets. If an investment in a joint venture contains a recourse or unfunded commitments to provide additional equity, distributions and/or losses in excess of the investment a liability is recorded in other current liabilities on the Company’s consolidated balance sheets. For joint ventures which the Company does not have a controlling interest, the Company’s share of any profits and assets and its share of any losses and liabilities are recognized based on the Company’s stated percentage partnership interest in the joint venture, and are normally recorded by the Company one month in arrears. The investments in joint ventures are recorded at cost and the carrying amounts are adjusted to recognize the Company’s proportionate share of cumulative income or loss, additional contributions made and dividends and capital distributions received. The Company records the effect of any impairment or any other-than-temporary decrease in the value of the joint venture investment as incurred, which may or may not be one month in arrears, depending on when the Company obtains the joint venture activity information. Additionally, the Company continually assesses the fair value of its investment in unconsolidated joint ventures despite using information that is one month in arrears for regular reporting purposes. The Company includes only its percentage ownership of each joint venture in its backlog. See Note 17–Noncontrolling Interests to the Financial Statements for further information related to joint ventures in which the Company has a majority controlling interest.
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and ineffective long-term monetary assets and liabilities are recorded in the “other income, net” line on the Company’s consolidated statements of operations. For the year ended December 31, 2019, the Company recorded foreign currency gains of approximately $0.1 million. Effective foreign currency transaction gains and losses, arising primarily from long-term assets and liabilities are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.
The most significant estimates are related to estimates of costs to complete on contracts, pending change orders and claims, shared savings, insurance reserves, income tax reserves, estimates surrounding stock-based compensation, the recoverability of goodwill and intangibles and accounts receivable reserves. Actual results could differ from these estimates.
As of December 31, 2019 and 2018, the Company recognized revenues of  $35.9 million and $3.4 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business. These aggregate amounts, which were included in “Contract assets” in the accompanying consolidated balance sheets, represent the Company’s estimates of additional contract revenues that were earned and probable of collection, however, the amount ultimately realized could be significantly higher or lower than the estimated amount.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the year ended December 31, 2019, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.8%, which resulted in decreases in operating income of  $11.7 million, net income attributable to MYR Group Inc. of $7.5 million and diluted earnings per common share attributable to MYR Group Inc. of  $0.45. The estimates are reviewed and revised quarterly, as needed. During the year ended December 31, 2018, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.7%, which resulted in decreases in operating income of  $10.5 million, net income attributable to MYR Group Inc. of  $8.2 million and diluted earnings per common share attributable to MYR Group Inc. of  $0.49. During the year ended December 31, 2017, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.7%, which resulted in decreases in operating income of  $10.4 million, net income attributable to MYR Group Inc. of  $6.2 million and diluted earnings per common share attributable to MYR Group Inc. of  $0.38.

Advertising
Advertising costs are expensed when incurred. Advertising costs, included in selling, general and administrative expenses, were $0.8 million for the year ended December 31, 2019, and $0.7 million for the years ended December 31, 2018 and 2017, respectively.
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
Interest and penalties related to uncertain income tax positions are included in income tax expense on the Company’s consolidated statements of operations. Interest and penalties actually incurred are charged to interest expense and the “other income, net” line, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2019 and 2018, the Company held its cash in checking accounts or in highly liquid money market funds. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to financial institutions for payment. The Company funds all intraday bank balances overdrafts during the same business day. Checks issued and outstanding in excess of bank balance are recorded in accounts payable on the Company’s consolidated balance sheets and are reflected as a financing activity on the Company’s Consolidated Statements of Cash Flows.

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
Any revenue earned on a contract that has not yet been billed to the customer is recorded as a contract asset on the Company’s consolidated balance sheets. Contract retainages associated with contract work that has been completed and billed but not paid by its customers until the contracts are substantially complete, pursuant to contract retainage provisions under the contract, are also included in contract assets. The allowance for collection of contract retainage was not significant as of December 31, 2019 and 2018.
The Company’s consolidated balance sheets present contract liabilities that contain deferred revenue that represent any costs incurred on contracts in process for which revenue has not yet been recognized. Additionally, accruals for contracts in a loss provision are included in contract liabilities.
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
Leases
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
The Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to seven years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. As of December 31, 2019, the Company had several leases with residual value guarantees, due to the acquisition of CSI. The total amount probable of being owed of residual leases guarantees is not significant. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 842-10-25. Leases are accounted for as operating or finance leases, depending on the terms of the lease.
Finance Leases.   The Company leases some vehicles and certain equipment under finance leases. The economic substance of the leases is a financing transaction for acquisition of the vehicles and equipment. Accordingly, the right-of-use assets for these leases are included on the Company’s consolidated balance sheets in property and equipment, net of accumulated depreciation, with a corresponding amount recorded in current portion of finance lease obligations or finance lease obligations, net of current maturities, as appropriate. The finance lease assets are amortized over the life of the lease or, if shorter, the life of the leased asset, on a straight-line basis and included in depreciation expense. The financing component associated with finance lease obligations is included in interest expense. Generally, for the Company’s finance leases an implicit rate to calculate present value is provided in the lease agreement, however if a rate in not provided the Company determines this rate by estimating the Company’s incremental borrowing rate, utilizing the borrowing rates associated with the Company’s various debt instruments.
Operating Right-of-Use Leases.   Operating right-of-use leases are included in operating lease right-of-use assets, current portion of operating lease obligations and operating lease obligations, net of current maturities on the Company’s consolidated balance sheets, as appropriate. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate to calculate present value, the Company determines this rate by estimating the Company’s incremental borrowing rate, utilizing the borrowing rates associated with the Company’s various debt instruments. The operating lease right-of-use asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
Prior to January, 2019 the Company accounted for its leases in accordance with Leases (Topic 840). Leases with characteristics of operating leases were expensed on a straight-line basis over the life of the lease on the Company’s consolidated statements of operations. Leases with the characteristics of capital leases were recorded at fair value on the Company’s consolidated balance sheets. The asset portion was included in property and equipment on the Company’s consolidated balance sheets and was amortized as depreciation expense on the Company’s consolidated statements of operations. The liability portion was included on the Company’s consolidated balance sheets as current and long term portions of capital leases. These liabilities were amortized as interest expense and lease expense on the Company’s consolidated statements of operations.
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

The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the deductible is included in current assets on the Company’s consolidated balance sheets.
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
As a result of the annual qualitative review process in 2019 and 2017, the Company determined it was not necessary to perform a two-step analysis.
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
The Company is subject to a concentration of risk because it derives a significant portion of its revenues from a few customers. The Company’s top ten customers accounted for approximately 30.8%, 32.9%, and 40.4% of consolidated revenues for the years ended December 31, 2019, 2018 and 2017, respectively. For the years ended December 31, 2019 and 2018, no single customer accounted for more than 10.0% of annual revenues. For the year ended December 31, 2017, one T&D customer accounted for 10.7% of our revenues.
The Company grants trade credit under contractual payment terms, generally without collateral, to its customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, the Company may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2019 and 2018, none of the Company’s customers individually exceeded 10.0% of accounts receivable. The Company believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
As of December 31, 2019, approximately 90% of the Company’s craft labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, the Company cannot be certain that strikes or work stoppages will not occur in the future.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial instruments, including trade receivables and off-balance sheet credit exposures. Under this guidance, an entity is required to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. This ASU also requires disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. The ASU and its related clarifying updates are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The adoption of this standard will be through a cumulative-effect adjustment to retained earnings as of the effective date. Based on our historical experience, the Company does not expect that this pronouncement will have a significant impact in its financial statements or on the estimate of the allowance for uncollectable accounts.
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
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this update will have on its financial statements.
2. Acquisitions
CSI Electrical Contractors, Inc.
On July 15, 2019, the Company completed the acquisition of substantially all the assets of CSI Electrical Contractors, Inc. (“CSI”), an electrical contracting firm based in California. CSI provides services to a broad array of end markets under the Company’s C&I segment. The total consideration, after net asset adjustments of approximately $1.0 million, was $80.7 million which was funded through borrowings under the Company’s credit facility. The Company has finalized the purchase price accounting relating to the acquisition of CSI.
The purchase agreement also includes contingent consideration provisions for margin guarantee adjustments based upon contract performance subsequent to the acquisition. The contracts were valued at fair value at the acquisition date, causing no margin guarantee estimate or adjustments for fair value. Changes in contract estimates, such as modified costs to complete or change order recognition, will result in changes to these margin guarantee estimates. Changes in contingent consideration, subsequent to the acquisition, related to the margin guarantee adjustments on contracts of approximately $2.0 million were recorded in other expense for the year ended December 31, 2019. Future margin guarantee adjustments, if any, are expected to be recognized through 2020. The Company could also be required to make compensation payments contingent on the successful achievement of certain performance targets and continued employment of certain key executives of CSI. These payments are recognized as compensation expense on the Company’s consolidated statements of operations as incurred. For the year ended December 31, 2019 the Company recognized $0.4 million of compensation expense associated with these contingent payments.
The results of operations for CSI are included on the Company’s consolidated statement of operations and the C&I segment from the date of acquisition. Costs of approximately $0.6 million related to the acquisition were included in selling, general and administrative expenses on the Company’s consolidated statement of operations for the year ended December 31, 2019.

The following table summarizes the allocation of the opening balance sheet from the date of the CSI acquisition:
(in thousands)	(as of acquisition date) July 15, 2019	Measurement Period Adjustments	Final Acquisition Allocation
Consideration paid	$79,720	$—	$79,720
Net asset adjustments	633	354	987
Total consideration, net of net asset adjustments	$80,353	$354	$80,707
Accounts receivable, net	$59,579	$186	$59,765
Contract assets	38,970	994	39,964
Other current assets	83	—	83
Property and equipment	7,964	—	7,964
Operating lease right-of-use assets	9,933	—	9,933
Intangible assets	26,000	(500)	25,500
Other long term assets	149	—	149
Accounts payable	(29,533)	(1,100)	(30,633)
Accrued salaries and benefits	(8,091)	—	(8,091)
Contract liabilities	(18,934)	200	(18,734)
Current portion of operating lease obligations	(2,526)	(36)	(2,562)
Other current liabilities	(4,776)	73	(4,703)
Operating lease obligations, net of current maturities	(7,407)	36	(7,371)
Long-term debt	(20)	—	(20)
Net identifiable assets and liabilities	71,391	(147)	71,244
Goodwill	$8,962	$501	$9,463
The Company has determined the fair value of the assets acquired and liabilities assumed for the purposes of allocating the purchase price. The goodwill to be recognized, which represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed, is primarily attributable to the value of an assembled workforce and other non-identifiable assets. No synergies were anticipated in the acquisition as CSI will function as an individual district within the Company’s operating structure. All of the goodwill and identifiable intangible assets are expected to be tax deductible per applicable Internal Revenue Service regulations.
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
	Year ended December 31,
(in thousands, except per share data)	2019	2018
	(unaudited)	(unaudited)
Contract revenues	$2,243,224	$1,833,645
Net income	$39,552	$33,165
Net income attributable to MYR Group, Inc.	$41,028	$32,958
Income per common share attributable to MYR Group Inc.:
– Basic	$2.47	$2.00
– Diluted	$2.46	$1.99
Weighted average number of common shares and potential common shares outstanding:
– Basic	16,587	16,441
– Diluted	16,699	16,585

The pro forma combined results of operations for the year ended December 31, 2019 and 2018 were prepared by adjusting the historical results of the Company to include the historical results of CSI, as if the acquisition occurred on January 1, 2018.
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

Revenues of approximately $137.7 million and net loss before income taxes of approximately $1.5 million, net of CSI margin guarantee adjustments on contracts of  $2.0 million and intangible asset amortization of  $1.8 million, were included on the Company’s consolidated results of operations for the year ended December 31, 2019 related to the acquisition of CSI.
Huen Electric, Inc.
On July 2, 2018, the Company completed the acquisition of substantially all the assets of Huen Electric, Inc., an electrical contracting firm based in Illinois, Huen Electric New Jersey Inc., an electrical contracting firm based in New Jersey, and Huen New York, Inc., an electrical contracting firm based in New York (collectively, the “Huen Companies”). The Huen Companies provide a wide range of commercial and industrial electrical construction capabilities under the Company’s C&I segment in Illinois, New Jersey and New York. The total consideration, after net asset adjustments of approximately $10.8 million, was $57.9 million which was funded through borrowings under the Company’s credit facility. The Company has finalized the purchase price accounting relating to the acquisition of the Huen Companies. All goodwill and identifiable intangible assets are expected to be tax deductible per applicable Internal Revenue Service regulations.
The purchase agreement also includes contingent consideration provisions for margin guarantee adjustments based upon performance subsequent to the acquisition on certain contracts. The contracts are valued at fair value at the acquisition date, causing no margin guarantee estimate or adjustments for fair value. Changes in contract estimates, such as modified costs to complete or change order recognition, have resulted and will continue to result in changes to these margin guarantee estimates. Changes in contingent consideration, subsequent to the acquisition, related to the margin guarantee adjustments on certain contracts of approximately $1.5 million were recorded in other expense for the year ended December 31, 2019. Margin guarantee adjustments are expected to be finalized in early 2020. The Company could also be required to make compensation payments contingent on the successful achievement of certain performance targets and continued employment of certain key executives of the Huen Companies. These payments are recognized as compensation expense on the Company’s consolidated statements of operations as incurred. For the year ended December 31, 2019 the Company recognized $1.9 million of compensation expense associated with these contingent payments.

The following table summarizes the allocation of the opening balance sheet from the date of the Huen acquisition:
(in thousands)	(as of acquisition date) July 2, 2018	Measurement Period Adjustments	Final Acquisition Allocation
Consideration paid	$47,082	$—	$47,082
Preliminary estimated net asset adjustments	10,749	85	10,834
Total consideration, net of net asset adjustments	$57,831	$85	$57,916
Accounts receivable, net	$33,903	$(207)	$33,696
Contract assets	10,570	1,010	11,580
Other current and long term assets	88	(11)	77
Property and equipment	3,188	—	3,188
Intangible assets	—	24,300	24,300
Accounts payable	(9,592)	(1,274)	(10,866)
Contract liabilities	(6,394)	525	(5,869)
Other current liabilities	(6,570)	49	(6,521)
Net identifiable assets and liabilites	25,193	24,392	49,585
Unallocated intangible assets	9,800	(9,800)	—
Total aquired assets and liabilites	34,993	14,592	49,585
Fair value of aquired noncontrolling interests	(1,273)	(7)	(1,280)
Goodwill	$24,111	$(14,500)	$9,611
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
The Company’s consolidated balance sheets present contract assets which contains unbilled revenue (previously identified as costs and estimated earnings in excess of billings) and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for collection of contract retainage was not significant as of December 31, 2019 and 2018.
Contract assets consisted of the following at December 31:
(in thousands)	2019	2018	Change
Unbilled revenue	$126,087	$111,153	$14,934
Contract retainages, net	91,022	49,128	41,894
Contract assets	$217,109	$160,281	$56,828
The Company’s consolidated balance sheets present contract liabilities which contains deferred revenue (previously identified as billings in excess of costs and estimated earnings on uncompleted contracts) and an accrual for contracts in a loss provision.
Contract liabilities consisted of the following at December 31:
(in thousands)	2019	2018	Change
Deferred revenue	$102,673	$57,051	$45,622
Accrued loss provision	2,813	1,483	1,330
Contract liabilities	$105,486	$58,534	$46,952

The following table provides information about contract assets and contract liabilities from contracts with customers:
(in thousands)	2019	2018	Change
Contract assets	$217,109	$160,281	$56,828
Contract liabilities	(105,486)	(58,534)	(46,952)
Net contract assets (liabilities)	$111,623	$101,747	$9,876
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work along with contract assets and contract liabilities acquired in the CSI acquisition. The amounts of revenues recognized in the period that were included in the opening contract liability balances were $39.2 million and $21.3 million for the year ended December 31, 2019 and 2018, respectively. This revenue consists primarily of work performed on previous billings to customers.
The net asset position for contracts in process consisted of the following at December 31:
(in thousands)	2019	2018
Costs and estimated earnings on uncompleted contracts	$3,532,886	$2,718,713
Less: billings to date	3,509,472	2,664,611
	$23,414	$54,102
The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows at December 31:
(in thousands)	2019	2018
Unbilled revenue	$126,087	$111,153
Deferred revenue	(102,673)	(57,051)
	$23,414	$54,102
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

The following is a summary of the lease-related assets and liabilities recorded as of December 31, 2019:
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$22,958
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	1,478
Total right-of-use lease assets		$24,436
Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$6,205
Finance lease obligations	Current portion of finance lease obligations	1,135
Total current obligations		7,340
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	16,884
Finance lease obligations	Finance lease obligations, net of current maturities	338
Total non-current obligations		17,222
Total lease obligations		$24,562
The following is a summary of the lease terms and discount rates as of December 31, 2019:
Weighted-average remaining lease term – finance leases	1.4 years
Weighted-average remaining lease term – operating leases	3.9 years
Weighted-average discount rate – finance leases	2.5%
Weighted-average discount rate – operating leases	3.8%
The following is a summary of certain information related to the lease costs for finance and operating leases for the year ended December 31, 2019:
Year ended December 31,
(in thousands)	2019
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$820
Interest on lease liabilities	66
Operating lease cost	7,282
Short-term lease cost	8
Variable lease costs	284
Total lease cost	$8,460
The following is a summary of other information and supplemental cash flow information related to finance and operating leases for the year ended December 31, 2019:
(in thousands)
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,337
Right-of-use asset obtained in exchange for new operating lease obligations	$13,301

The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under current portion of operating lease obligations, current portion of finance lease obligations, and operating lease obligations, net of current maturities, as of December 31, 2019 were as follows:
(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations
2020	$1,167	$8,431	$9,598
2021	341	7,335	7,676
2022	—	5,999	5,999
2023	—	4,123	4,123
2024	—	1,978	1,978
Thereafter	—	1,648	1,648
Total minimum lease payments	1,508	29,514	31,022
Financing component	(35)	(6,425)	(6,460)
Net present value of minimum lease payments	1,473	23,089	24,562
Less: current portion of finance and operating lease obligations	(1,135)	(6,205)	(7,340)
Long-term finance and operating lease obligations	$338	$16,884	$17,222
The financing component for finance lease obligations represents the interest component of capital leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at market rental rates. As of December 31, 2019, the minimum lease payments required under these leases totaled $4.5 million, which is to be paid over the next 4.5 years.
The future minimum lease payments required under operating leases as of December 31, 2018 as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 under previous ASC 840 guidance were as follows:
(in thousands)	Operating Lease Obligations
2019	$4,829
2020	3,754
2021	2,971
2022	2,379
2023	1,335
Thereafter	2,127
Total minimum lease payments	$17,395
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
As of December 31, 2019 and 2018, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of December 31, 2019 and 2018, the fair value of the Company’s long-term debt and capital lease obligations, were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at December 31, 2019 and 2018. Long-term debt with variable interest rates was based on rates for new issues with similar remaining maturities and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s capital lease obligations and long term debt with fixed interest rates also approximated fair value.
6. Accounts Receivable
Accounts receivable consisted of the following at December 31:
(in thousands)	2019	2018
Contract receivables	$385,744	$282,283
Other	6,099	7,475
	391,843	289,758
Less: allowance for doubtful accounts	(3,364)	(1,331)
	$388,479	$288,427
The roll-forward of activity in the allowance for doubtful accounts was as follows for the years ended December 31:
(in thousands)	2019	2018	2017
Balance at beginning of period	$1,331	$605	$432
Less: reduction in (provision for) allowances	(2,532)	(860)	(263)
Less: write offs, net of recoveries	501	123	92
Change in foreign currency translation	(2)	11	(2)
Balance at end of period	$3,364	$1,331	$605

7. Property and Equipment
Property and equipment consisted of the following at December 31:
(dollars in thousands)	Estimated Useful Life in Years	2019	2018
Land	—	$9,301	$8,475
Buildings and improvements	3 to 39	29,747	23,228
Construction equipment	3 to 12	403,217	371,941
Office equipment	3 to 10	15,944	11,743
		458,209	415,387
Less: accumulated depreciation and amortization		(272,865)	(253,495)
		$185,344	$161,892
Construction equipment includes assets under finance leases — see additional information provided in Note 4 — Lease Obligations to the Financial Statements.
Depreciation and amortization expense of property and equipment for the years ended December 31, 2019, 2018 and 2017 was $40.7 million, $38.1 million and $38.1 million, respectively.
8. Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following at December 31:
	2019			2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
T&D	$40,224	$—	$40,224	$40,224	$—	$40,224
C&I	25,836	—	25,836	16,364	—	16,364
Total goodwill	$66,060	$—	$66,060	$56,588	$—	$56,588
Amortizable Intangible Assets
Backlog	$5,289	$4,039	$1,250	$2,789	$1,889	$900
Customer relationships	31,381	6,623	24,758	17,280	4,970	12,310
Trade names	695	218	477	695	172	523
Indefinite-lived Intangible Assets
Trade names	28,455	—	28,455	19,533	—	19,533
Total intangible assets	$65,820	$10,880	$54,940	$40,297	$7,031	$33,266
The increase in goodwill as of December 31, 2019 compared to December 31, 2018 was primarily due to the allocation of  $9.5 million of goodwill related to the acquisition of CSI identified during the ongoing analysis of the purchase accounting. The increase in intangible assets also related to the acquisition of CSI and are being amortized on a straight-line basis over periods ranging up to 12 years. Additional financial information related to this acquisition is provided in Note 2–Acquisitions to the Financial Statements. Immaterial foreign currency translation adjustments related to goodwill and intangible assets are netted with the amounts indicated above.
Customer relationships and backlog are being amortized on a straight-line method over an estimated useful life ranging up to 12.5 years and the remaining life of the contract, respectively, and have been determined to have no residual value. Amortizable trade names are being amortized on a straight-line basis over an estimated useful life of approximately 15 years. Certain trade names have indefinite lives and, therefore, are not being amortized. Intangible asset amortization expense was $3.8 million, $1.8 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, estimated future intangible asset amortization expense for the each of the next five years and thereafter was as follows:
(in thousands)	Future Amortization Expense
2020	$3,587
2021	2,312
2022	2,312
2023	2,312
2024	2,312
Thereafter	13,650
Total	$26,485
9. Accrued Liabilities
Other current liabilities consisted of the following at December 31:
(in thousands)	2019	2018
Payroll and incentive compensation	$22,645	$21,641
Union dues and benefits	18,747	11,465
Taxes	6,790	7,999
Profit sharing and thrift plan	5,325	1,215
Net asset adjustments	987	11,210
Joint venture liability	652	—
Other	9,218	7,828
	$64,364	$61,358
See additional information on net asset adjustments provided in Note 2–Acquisitions to the Financial Statements.

10. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreement for equipment notes:
(dollars in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of December 31, 2019	Outstanding Balance as of December 31, 2018
Credit Agreement
Revolving loans	9/13/2019	Variable	Variable	5	$103,820	$58,306
Equipment Notes
Equipment Note 1	9/28/2018	4.16%	Semi-annual	5	10,643	12,655
Equipment Note 2	9/28/2018	4.23%	Semi-annual	7	11,200	12,279
Equipment Note 3	12/31/2018	3.97%	Semi-annual	5	1,953	2,291
Equipment Note 4	12/31/2018	4.02%	Semi-annual	7	2,108	2,313
Equipment Note 5	12/31/2018	4.01%	Semi-annual	7	1,751	1,948
Equipment Note 6	6/25/2019	2.89%	Semi-annual	7	14,286	—
Equipment Note 7	6/24/2019	3.09%	Semi-annual	5	9,033	—
Equipment Note 8	12/27/2019	2.75%	Semi-annual	5	6,496	—
Equipment Note 9	12/24/2019	3.01%	Semi-annual	7	4,534	—
					62,004	31,486
Total debt					165,824	89,792
Less: current portion of long-term debt					(8,737)	(3,681)
Long-term debt					$157,087	$86,111
Credit Agreement
On September 13, 2019, the Company entered into a five-year amended and restated credit agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A, that provides for a $375 million facility (the “Facility”), which can be used for revolving loans and up to $150 million may be used for letters of credit. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of  $75 million. The Company has an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $200 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. Additionally, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement are used for refinancing existing indebtedness, working capital, capital expenditures, acquisitions and other general corporate purposes.
Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 0.75%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on the Company’s consolidated leverage ratio (the “Leverage Ratio”) which is defined in the Credit Agreement as Consolidated Total Indebtedness (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.00% to 1.75% for non-performance letters of credit or 0.50% to 0.875% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.15% to 0.25%, based on the Company’s consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.50 or the Company’s consolidated Liquidity (as defined in the Credit Agreement) is less than $50 million. The weighted average interest rate on borrowings outstanding on the Facility for the year ended December 31, 2019 was 3.34% per annum.
Under the Credit Agreement, the Company is subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of December 31, 2019.
As of December 31, 2019, the Company had letters of credit outstanding under the Facility of approximately $10.6 million, including $10.0 million related to the Company’s payment obligation under its insurance programs and approximately $0.6 million related to contract performance obligations.
As of December 31, 2018, the Company had letters of credit outstanding under the Facility of approximately $21.2 million, including $17.6 million related to the Company’s payment obligation under its insurance programs and approximately $3.6 million related to contract performance obligations.
The Company had remaining deferred debt issuance costs totaling $1.4 million as of December 31, 2019, related to the line of credit. As permitted under ASU No. 2015-15, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit. Unamortized deferred debt issuance costs totaling $0.4 million relating to our previous credit agreement will be amortized over the life of the Credit Agreement.
Equipment Notes
The Company has entered into a Master Equipment Loan and Security Agreement (the “Master Loan Agreement”) with multiple lending banks. The Master Loan Agreement may be used for the financing of equipment between the Company and lending banks pursuant to one or more “Equipment Notes”. Each Equipment Note executed under the Master Loan Agreement constitutes a separate, distinct and independent financing of equipment and a contractual obligation of the Company, which may contain prepayment clauses.
As of December 31, 2019, the Company had nine Equipment Notes outstanding under the Master Loan Agreement that are collateralized by equipment and vehicles owned by the Company. The following table sets forth our remaining principal payments for the Company’s outstanding Equipment Notes as of December 31, 2019:
(in thousands)	Future Equipment Notes Principal Payments
2020	$8,737
2021	8,349
2022	8,645
2023	11,906
2024	8,923
Thereafter	15,444
Total future principal payments	$62,004
Less: current portion of equipment notes	(8,737)
Long-term principal obligations	$53,267

11. Revenue Recognition
Disaggregation of Revenue
A majority of the Company’s revenues are earned through contracts with customers that normally provide for payment upon completion of specified work or units of work as identified in the contract. Although there is considerable variation in the terms of these contracts, they are primarily structured as fixed-price contracts, under which the Company agrees to perform a defined scope of a project for a fixed amount, or unit-price contracts, under which the Company agrees to do the work at a fixed price per unit of work as specified in the contract. The Company also enters into time-and-equipment and time-and-materials contracts under which the Company is paid for labor and equipment at negotiated hourly billing rates and for other expenses, including materials, as incurred at rates agreed to in the contract. Finally, the Company sometimes enters into cost-plus contracts, where the Company is paid for costs plus a negotiated margin. On occasion, time-and-equipment, time-and-materials and cost-plus contracts require the Company to include a guaranteed not-to-exceed maximum price.
Historically, fixed-price and unit-price contracts have had the highest potential margins; however, they have had a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have historically had less margin upside, but generally have had a lower risk of cost overruns. The Company also provides services under master service agreements (“MSAs”) and other variable-term service agreements. MSAs normally cover maintenance, upgrade and extension services, as well as new construction. Work performed under MSAs is typically billed on a unit-price, time-and-materials or time-and-equipment basis. MSAs are typically one to three years in duration; however, most of the Company’s contracts, including MSAs, may be terminated by the customer on short notice, typically 30 to 90 days, even if the Company is not in default under the contract. Under MSAs, customers generally agree to use the Company for certain services in a specified geographic region. Most MSAs include no obligation for the contract counterparty to assign specific volumes of work to the Company and do not require the counterparty to use the Company exclusively, although in some cases the MSA contract gives the Company a right of first refusal for certain work. Additional information related to the Company’s market types is provided in Note 16–Segment Information to the Financial Statements.
The components of the Company’s revenue by contract type were as follows for the year ended December 31:
	2019
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$564,251	49.7%	$704,743	75.2%	$1,268,994	61.3%
Unit price	228,223	20.1	54,433	5.8	282,656	13.6
T&E	316,943	27.9	101,770	10.9	418,713	20.2
Other	24,994	2.3	75,802	8.1	100,796	4.9
	$1,134,411	100.0%	$936,748	100.0%	$2,071,159	100.0%

	2018
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$361,699	40.5%	$452,732	71.0%	$814,431	53.2%
Unit Price	181,179	20.3	51,590	8.1	232,769	15.2
T&E	305,581	34.2	34,938	5.4	340,519	22.2
Other	44,649	5.0	98,801	15.5	143,450	9.4
	$893,108	100.0%	$638,061	100.0%	$1,531,169	100.0%

The components of the Company’s revenue by market type were as follows for the year ended December 31:
	2019			2018
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$772,609	37.3%	T&D	$559,467	36.5%	T&D
Distribution	361,802	17.5	T&D	333,641	21.8	T&D
Electrical construction	936,748	45.2	C&I	638,061	41.7	C&I
Total revenue	$2,071,159	100.0%		$1,531,169	100.0%
Remaining Performance Obligations
On December 31, 2019, the Company had $1.41 billion of remaining performance obligations. The Company’s remaining performance obligations includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.
The following table summarizes that amount of remaining performance obligations as of December 31, 2019 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months.
	Remaining Performance Obligations as of December 31, 2019
(in thousands)	Total	Amount estimated to not be recognized within 12 months
T&D	$381,850	$45,678
C&I	1,027,193	260,837
Total	$1,409,043	$306,515
The Company expects a vast majority of the remaining performance obligations to be recognized within twenty-four months, although the timing of the Company’s performance is not always under its control. Additionally, the difference between the remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s MSAs under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to backlog is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.
12. Income Taxes
Income before income taxes by geographic area was, for the years ended December 31:
(in thousands)	2019	2018	2017
Federal	$46,445	$48,393	$33,830
Foreign	3,997	(5,325)	(9,190)
	$50,442	$43,068	$24,640

Income tax expense consisted of the following for the years ended December 31:
(in thousands)	2019	2018	2017
Current
Federal	$6,976	$5,155	$7,020
State	3,562	3,310	1,557
	10,538	8,465	8,577
Deferred
Federal	3,010	4,936	(1,453)
Foreign	874	(822)	(875)
State	(194)	(805)	(2,763)
	3,690	3,309	(5,091)
Income tax expense	$14,228	$11,774	$3,486
The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for operations were as follows for the years ended December 31:
	2019	2018	2017
U.S federal statutory rate	21.0%	21.0%	35.0%
Deferred balance adjustments due to Tax Act, net	—	—	(31.6)
State income taxes, net of U.S. federal income tax expense	4.7	5.2	5.3
Change in valuation allowance	(0.3)	1.2	6.4
Domestic production/manufacturing deduction	—	—	(1.6)
Tax differential on foreign earnings	0.4	(0.5)	3.2
Deferred state tax adjustments, net	—	—	(2.4)
Non-deductible meals and entertainment	0.8	0.8	1.7
Stock compensation excess tax benefits	0.1	(0.1)	(3.1)
Uncertain tax positions	(0.4)	0.1	2.0
Provision to return adjustments, net	0.2	(0.2)	(0.3)
Global intangible low tax income	0.3	—	—
Non-controlling interest	0.9	(0.5)	—
Other income, net	0.5	0.3	(0.5)
Effective rate	28.2%	27.3%	14.1%

The net deferred tax assets and (liabilities) arising from temporary differences was as follows at December 31:
(in thousands)	2019	2018
Deferred income tax assets:
Self insurance reserves	$4,458	$4,299
Contract loss reserves	642	350
Stock-based awards	1,164	1,143
Bonus	4,904	3,271
Operating lease liabilities	5,850	—
Non-U.S. operating loss	5,499	5,641
Other	3,439	1,958
Total deferred income tax assets before valuation allowances	25,956	16,662
Less: valuation allowances	(2,508)	(2,672)
Total deferred income tax assets	23,448	13,990
Deferred income tax liabilities:
Property and equipment — tax over book depreciation	(32,220)	(26,030)
Intangible assets — tax over book amortization	(1,856)	(1,890)
Right-of-use operating lease assets	(5,850)	—
Non-U.S. deferred income tax liabilities	(2,280)	(1,443)
Other	(2,187)	(2,025)
Total deferred income tax liabilities	(44,393)	(31,388)
Net deferred income taxes	$(20,945)	$(17,398)
The Company determined that it is more-likely-than-not that it will not realize the deferred tax assets on certain Canadian subsidiaries and recorded a valuation allowance against the entire related deferred tax assets for those entities.
As of December 31, 2019, the Company had no undistributed earnings of our Canadian subsidiaries. We expect future earnings to be reinvested. Accordingly, as of December 31, 2019 no expense for U.S. income taxes or foreign withholding taxes was recorded.
The Company is subject to taxation in various jurisdictions. The Company’s 2017 and 2018 tax returns are subject to examination by U. S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2015 through 2018.
The Company has recorded a liability for unrecognized tax benefits related to tax positions taken on its various income tax returns. If recognized, the entire amount of unrecognized tax benefits would favorably impact the effective tax rate that is reported in future periods. The decrease in the unrecognized tax benefits as of December 31, 2019 was primarily due to the settlement of an Internal Revenue Service audit for the 2016 tax year and the lapses in the applicable status of limitations. The total unrecognized tax benefits is expected to be reduced by less than $0.1 million within the next 12 months. Interest and penalties related to uncertain income tax positions are included as a component of income tax expense in the Financial Statements.

The following is a reconciliation of the beginning and ending liability for unrecognized tax benefits at December 31:
(in thousands)	2019	2018
Balance at beginning of period	$327	$751
Gross increases in current period tax positions	31	25
Settlements with taxing authorities	(88)	—
Reductions in tax positions due to lapse of statutory limitations	(118)	(8)
Reclass from unrecognized tax benefits to deferred tax liability	—	(441)
Balance at end of period	152	327
Accrued interest and penalties at end of period	24	48
Total liability for unrecognized tax benefits	$176	$375
The liability for unrecognized tax benefits, including accrued interest and penalties, was included in other liabilities on the accompanying consolidated balance sheets. The amount of interest and penalties charged or credited to income tax expense as a result of the unrecognized tax benefits was not significant in the years ended December 31, 2019, 2018 and 2017.
13. Commitments and Contingencies
Purchase Commitments
As of December 31, 2019, the Company had approximately $5.4 million in outstanding purchase orders for certain construction equipment, with cash outlay scheduled to occur over the next three months.
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
The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the deductible is included in total assets on the Company’s consolidated balance sheets. The following table includes the Company’s accrued short- and long-term insurance liabilities at December 31:
(in thousands)	2019	2018	2017
Balance at beginning of period	$54,039	$45,363	$42,584
Net increases in reserves	45,419	31,193	22,938
Net payments made	(32,654)	(22,517)	(20,159)
Balance at end of period	$66,804	$54,039	$45,363
Insurance expense, including premiums, for workers’ compensation, general liability, automobile liability, employee health benefits, and other coverages for the years ended December 31, 2019, 2018 and 2017 was $48.5 million, $30.4 million and $29.5 million, respectively.
Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of December 31, 2019, an aggregate of approximately $902.0 million in original face amount of bonds issued by the Company’s sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $399.2 million as of December 31, 2019.
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
Collective Bargaining Agreements
Most of the Company’s subsidiaries’ craft labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from any of the multi-employer pension plans or if the plans were to otherwise become underfunded, the subsidiary could incur liabilities for additional contributions related to these plans. Although the Company has been informed that the status of some multi-employer pension plans to which its subsidiaries contribute have been classified as “critical” the Company is not currently aware of any potential liabilities related to this issue. See Note 15 — Employee Benefit Plans to the Financial Statements for further information related to the Company’s participation in multi-employer plans.
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
The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of our present business as well as in respect of our divested businesses. Some of these claims and litigations include claims related to the Company’s current services and operations, the Company believes that it has strong defenses to these claims as well as insurance coverages that could contribute to any settlement or liability in the event claims are not resolved in our favor. These claims have not had a material impact on the Company to date, and the Company believes that the likelihood that a future material adverse outcome will result from these claims is remote. However, if facts and circumstances change in the future, the Company cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

14. Stock-Based Compensation
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
Stock Options
The Company has not awarded any stock options since 2013. Stock options granted to the Company’s employees or directors were granted with an exercise price equal to the market price of the Company’s stock on the date of grant. The Company used the Black-Scholes-Merton option-pricing model to estimate the fair value of options as of the date of grant. All stock options were fully expensed as of December 31, 2016.
Following is a summary of stock option activity for the three-year period ending December 31, 2019:
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	245,717	$19.82
Exercised	(79,797)	$15.43
Outstanding and Exercisable at December 31, 2017	165,920	$21.92	4.2 years	$2,292
Exercised	(88,053)	$21.54
Expired	(1,103)	$21.16
Outstanding and Exercisable at December 31, 2018	76,764	$22.33	2.9 years	$446
Exercised	(14,743)	$23.16
Expired	(2,435)	$19.86
Outstanding and Exercisable at December 31, 2019	59,586	$22.26	2.2 years	$352
During the years ended December 31, 2019, 2018 and 2017, the intrinsic value of stock options exercised was $0.2 million, $1.3 million and $1.7 million, respectively.

The following table summarizes information with respect to stock options outstanding and exercisable under the Company’s plans at December 31, 2019:
	Options Outstanding and Exercisable
Exercise Price	Number Of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
$17.18 – $17.18	4,435	$17.18	0.2 years
$17.48 – $17.48	14,232	$17.48	2.2 years
$24.18 – $24.18	17,318	$24.18	1.2 years
$24.68 – $24.68	23,601	$24.68	3.2 years
	59,586	$22.26	2.2 years
Time-Vested Stock Awards
The company grants time-vested stock awards under the LTIP in the form of restricted stock awards, restricted stock units or equity-settled phantom stock. The grant date fair value of the time-vested stock awards is equal to the closing market price of the Company’s common stock on the date of grant. Time-vested stock awards granted under the LTIP to eligible employees in 2019 generally vest ratably, on an annual basis, over three years. Time-vested stock awards granted under the LTIP to non-employee directors in 2019 vest over a one year period.
The Company recognizes stock-based compensation expense related to restricted stock awards, phantom stock awards and restricted stock units based on the grant date fair value, which was the closing price of the Company’s stock on the date of grant. The fair value is expensed over the service period, which is generally three years for time-vested stock awards granted to eligible employees and one year for non-employee directors.
During the years ended December 31, 2019, 2018 and 2017, time-vested stock vesting activity settled in common stock had an intrinsic value, at the time of vesting, of  $3.4 million, $3.0 million and $3.8 million, respectively.
Following is a summary of time-vested stock awards activity for the three-year period ending December 31, 2019:
	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2017	223,416	$25.26
Granted	66,352	$37.49
Vested	(99,774)	$25.19
Forfeited	(1,346)	$31.22
Outstanding unvested at December 31, 2017	188,648	$29.55
Granted	93,280	$30.22
Vested	(96,840)	$28.91
Forfeited	(9,657)	$27.02
Outstanding unvested at December 31, 2018	175,431	$30.40
Granted	85,640	$34.22
Vested	(99,655)	$30.51
Forfeited	(3,034)	$35.88
Outstanding unvested at December 31, 2019	158,382	$32.29

Performance Awards
The Company grants performance awards under the LTIP. Under these awards, shares of the Company’s common stock may be earned based on the Company’s performance compared to defined metrics. The number of shares earned under a performance award may vary from zero to 200% of the target shares awarded, based upon the Company’s performance compared to the metrics. The metrics used for the grant are determined by the Compensation Committee of the Board of Directors and may be either based on internal measures such as the Company’s financial performance compared to target or on a market-based metric such as the Company’s stock performance compared to a peer group. Performance awards cliff vest upon attainment of at least the minimum stated performance targets and minimum service requirements and are paid in the Company’s common stock. During 2018, management concluded that it was probable that the minimum performance threshold would not be met for certain performance shares that were granted during 2017 and 2016. As a result, in the year ended December 31, 2018, the Company reversed $0.7 million in stock compensation from previous accruals.
For performance awards, the Company recognizes stock-based compensation expense based on the grant date fair value of the award. The fair value of internal metric-based performance awards is determined by the closing stock price of the Company’s common stock on the date of the grant. The fair value of market-based performance awards is computed using a Monte Carlo simulation. Performance awards are expensed over the service period of approximately 2.8 years. The Company adjusts the stock-based compensation expense related to internal metric-based performance awards according to its determination of the shares expected to vest at each reporting date. Stock-based compensation expense related to market metric-based performance awards is expensed at their grant date fair value regardless of performance.
During the years ended December 31, 2019, 2018 and 2017, performance award vesting activity settled in common stock had an intrinsic value, at the time of vesting, of  $0.2 million, $1.0 million and $1.3 million, respectively.
Following is a summary of performance share award activity for the three-year period ending December 31, 2019:
	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2017	144,023	$32.92
Granted at target	47,454	$47.12
Forfeited for performance below target	(24,873)	$36.40
Vested	(39,407)	$40.15
Forfeited	(222)	$37.22
Outstanding at December 31, 2017	126,975	$35.29
Granted at target	66,764	$34.52
Forfeited for performance below target	(42,584)	$29.73
Vested	(29,655)	$33.35
Forfeited	(9,247)	$30.85
Outstanding at December 31, 2018	112,253	$39.73
Granted at target	72,932	$39.26
Forfeited for performance below target	(36,581)	$48.94
Vested	(8,854)	$58.34
Forfeited	(1,505)	$43.43
Outstanding at December 31, 2019	138,245	$37.02

Stock-based Compensation Expense
The Company recognized stock-based compensation expense of approximately $4.4 million, $3.2 million and $4.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, in selling, general and administrative expenses on the Company’s consolidated statements of operations. As of December 31, 2019, there was approximately $5.4 million of unrecognized stock-based compensation expense related to awards granted under the Plans. This included $2.8 million of unrecognized compensation cost related to unvested time-vested stock awards expected to be recognized over a remaining weighted average vesting period of approximately 1.6 years and $2.6 million of unrecognized compensation cost related to unvested performance awards, expected to be recognized over a remaining weighted average vesting period of approximately 1.5 years. Time-vested stock awards granted to non-employee directors in 2019 and 2018 vest at the end of a one year period and those granted prior to 2018 vest over a period of three years. The grant provision of the time-vested stock awards granted to non-employee directors prior to 2018 contained provisions that call for the vesting of all shares awarded upon a change in control or resignation from the board for any reason except breach of fiduciary duty. As a result of these provisions, the fair value of time-vested stock awards granted to all directors in 2017, was expensed on the date of the grant.
15. Employee Benefit Plans
The Company sponsors multiple defined contribution plans for eligible employees not covered by collective bargaining agreements. The plans include various features such as voluntary employee pre-tax and Roth-based contributions and matching contributions made by the Company. In addition, at the discretion of our Board of Directors, we may make additional profit sharing contributions to the plans. Company contributions under these defined contribution plans are based upon a percentage of income with limitations as defined by each plan. Total contributions for the years ended December 31, 2019, 2018 and 2017 amounted to $10.9 million, $5.8 million, and $4.1 million, respectively. The increase in contributions for the year ended December 31, 2019 was due to an increase in profit sharing and the acquisition of CSI.
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees, who are represented by more than 100 local unions. The related collective-bargaining agreements between those organizations and the Company, which specify the rate at which the Company must contribute to the multi-employer defined pension plan, expire at different times between 2020 and 2022.
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
The following table summarizes plan information relating to the Company’s participation in multi-employer defined benefit pension plans, including company contributions for the last three years, the status under the Pension Protection Act of 2006, as amended by the Consolidated and Further Continuing Appropriations Act of 2015 (“PPA”) of the plans and whether the plans are subject to a funding improvement or rehabilitation plan, or contribution surcharges. The most recent zone status is for the plan’s year-end indicated in the table. The zone status is based on information that the Company received from the plan, as well as from publicly available information on the U.S. Department of Labor website. The PPA zone status for the plan year ended on December 31, 2019 has not been listed because Forms 5500 were not yet available. Among other factors, plans in the red “critical” zone are generally less than 65 percent funded, plans in the yellow “endangered” zone are between 65 and 80 percent funded, and plans in the green zone are at least 80 percent funded. Also listed in the table below are the Company’s contributions to defined contribution plans. Information in the table has been presented separately for individually significant plans and in the aggregate for all other plans.
Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status				Contributions to Plan for the Year Ended December 31,			Funding Plan	Surcharge Imposed
		Status	Plan Year End	Status	Plan Year End	2019	2018	2017
						(in thousands)
Defined Benefit Plans:
Southern California IBEW-NECA Pension Trust Fund	95-6392774 001	Yellow	6/30/2018	Yellow	6/30/2017	$14,268	$767	$435	Yes	Yes
National Electrical Benefit Fund	53-0181657 001	Green	12/31/2018	Green	12/31/2017	11,050	9,840	9,542	No	No
Eighth District Electrical Pension Fund	84-6100393 001	Green	3/31/2019	Green	3/31/2018	11,199	9,707	7,908	No	No
IBEW Local 769 Management Pension Plan A	86-6049763 001	Green	6/30/2018	Green	6/30/2017	2,689	2,587	2,115	No	No
IBEW Local No. 640 and Arizona NECA Defined Benefit Pension Plan	86-0323980 001	Green	12/31/2018	Green	12/31/2017	2,397	1,629	—	No	No
Indiana/Kentucky/Ohio Regional Council of Carpenters Pension Fund	51-6123713 001	Green	6/30/2018	Green	6/30/2017	1,742	1,157	2,515	No	No
Alaska Electrical Pension Plan	92-6005171 001	Green	12/31/2018	Green	12/31/2017	1,408	2,723	1,951	No	No
Defined Contribution Plans:
National Electrical Annuity Plan	52-6132372 001		n/a		n/a	28,822	26,559	27,633	n/a	n/a
Eighth District Electrical Pension Fund Annuity Plan	84-6100393 002		n/a		n/a	5,339	4,785	4,109	n/a	n/a
All other plans:						23,295	10,666	8,680
Total contributions:						$102,209	$70,420	$64,888

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
One of the Company’s subsidiaries was also in the Eighth District Electrical Pension Fund’s Form 5500 as providing more than five percent of the total contributions to that plan for the plan years ended March 31, 2019, 2018 and 2017, in the IBEW local 769 Management Pension Plan A’s Form 5500 as providing more than five percent of the total contributions to that plan for the plan years ended June 30, 2018 and 2017 and in the IBEW Local No. 640 and Arizona NECA Defined Benefit Pension Plan’s Form 5500 as providing more than five percent of the total contributions to that plan for the plan years ended December 31, 2018 and 2017.
16. Segment Information
MYR Group is a holding company of specialty contractors serving electrical utility infrastructure and commercial construction markets in the United States and western Canada. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which includes safety costs, professional fees, IT expenses and management fees.
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
The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:
	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Contract revenues:
T&D	$1,134,411	$893,108	$879,372
C&I	936,748	638,061	523,945
	$2,071,159	$1,531,169	$1,403,317
Income from operations:
T&D	$73,580	$57,242	$39,631
C&I	30,506	34,112	25,048
General Corporate	(46,908)	(41,042)	(35,121)
	$57,178	$50,312	$29,558
The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Identifiable assets, consisting of contract receivables, contract assets, construction materials inventory, goodwill and intangibles for each segment are as follows as of December 31:
(in thousands)	2019	2018
T&D	$306,226	$274,038
C&I	414,264	257,049
General Corporate	287,381	217,668
	$1,007,871	$748,755
An allocation of total depreciation, including depreciation of shared construction equipment, and amortization to each segment is as follows:
	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Depreciation and amortization
T&D	$35,711	$33,977	$34,990
C&I	8,805	5,936	3,586
	$44,516	$39,913	$38,576

For the years ended December 31, 2019, 2018 and 2017 the Company had Canadian contract revenues of  $79.5 million, $53.8 million and $84.1 million, respectively. Canadian contract revenues for the years ended December 31, 2019, 2018 and 2017 were predominantly in the C&I segment. As of December 31, 2019 and 2018, there were $24.8 million and $20.5 million, respectively, of identifiable assets attributable to Canadian operations.
17. Noncontrolling Interests
On July 2, 2018, through the acquisition of certain assets of the Huen Companies, the Company became the majority controlling interest in a joint venture. As a result, the Company has consolidated the carrying value of the joint ventures’ assets and liabilities and results of operations on the Company’s consolidated financial statements. The Company records the equity owned by the other joint venture partners as noncontrolling interests on the Company’s consolidated balance sheets, consolidated statements of stockholders’ equity, and their portions, if material, of net income (loss) and other comprehensive income (loss) is shown as net income (loss) or other comprehensive income (loss) attributable to noncontrolling interests on the Company’s consolidated statements of operations and other comprehensive income (loss). Additionally the joint venture associated with the Company’s noncontrolling interests is a partnership, and consequently, the tax effect of only the Company’s share of the joint venture income (loss) is recognized by the Company.
The acquired joint venture made no distributions to its partners, and the Company made no capital contributions to the joint venture during the year ended December 31, 2019. Additionally, there have been no changes in ownership during the year ended December 31, 2019, and the underlying project was substantially completed in 2019. The balance of the Company’s noncontrolling interest consists of the preliminary fair value of noncontrolling interest acquired on July 2, 2018 with the Huen Companies. Net loss attributable to the noncontrolling interest, subsequent to the acquisition through December 31, 2019, was $1.5 million.
18. Earnings Per Share
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
Net income attributable to MYR Group Inc. and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:
	For the Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Numerator:
Net income	$36,214	$31,294	$21,154
Less: net income (loss) attributable to noncontrolling interest	(1,476)	207	—
Net income attributable to MYR Group Inc.	$37,690	$31,087	$21,154
Denominator:
Weighted average common shares outstanding	16,587	16,441	16,273
Weighted average dilutive securities	112	144	223
Weighted average common shares outstanding, diluted	16,699	16,585	16,496
Net income per share attributable to MYR Group Inc.:
Basic	$2.27	$1.89	$1.30
Diluted	$2.26	$1.87	$1.28

For the years ended December 31, 2019, 2018 and 2017, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities. The following table summarizes the shares of common stock underlying the Company’s unvested time-vested and performance awards that were excluded from the calculation of dilutive securities:
(in thousands)	2019	2018	2017
Time-vested stock awards	—	1	44
Performance awards	73	67	97
Share Repurchase Program
During 2019 and 2018, the Company repurchased 23,103 and 32,857 shares of stock, respectively, for approximately $0.8 million and $1.0 million, respectively, from its employees to satisfy tax obligations on shares vested under the Plans. All of the shares repurchased were retired and returned to authorized but unissued stock.
19. Quarterly Financial Data (Unaudited)
The following table presents the unaudited consolidated operating results by quarter for the years ended December 31, 2019 and 2018:
	For the Three Months Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
2019:
Revenues	$468,094	$448,776	$583,214	$571,075
Gross profit	42,876	43,163	59,197	68,922
Net income attributable to MYR Group	7,353	7,207	10,355	12,775
Basic earnings per share attributable to MYR Group(1)	$0.45	$0.43	$0.62	$0.77
Diluted earnings per share attributable to MYR Group(1)	$0.44	$0.43	$0.62	$0.76
2018:
Revenues	$345,611	$339,676	$399,537	$446,345
Gross profit	35,753	38,630	45,286	47,391
Net income attributable to MYR Group	5,644	6,835	7,957	10,651
Basic earnings per share attributable to MYR Group(1)	$0.35	$0.42	$0.48	$0.65
Diluted earnings per share attributable to MYR Group(1)	$0.34	$0.41	$0.48	$0.64

(1)
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
Management, together with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance related to the matters stated in the above paragraph as of December 31, 2019.
Evaluation of Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective, as of December 31, 2019, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Management’s annual report on internal control over financial reporting is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
In addition, Crowe LLP, an independent registered public accounting firm, audited and reported on the 2019 Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
For the year ended December 31, 2019, management’s assessment of our internal control over financial reporting excluded the internal control over financial reporting of CSI Electrical Contractors, Inc., which was acquired on July 15, 2019. Pursuant to the SEC’s general guidance that a recently acquired business may be omitted from the scope of an assessment in the year of the acquisition, the scope of our assessment does not include CSI Electrical Contractors, Inc. As of December 31, 2019, CSI Electrical Contractors, Inc. represented a total of approximately 14.8% and 20.4% of total assets and net assets, respectively, and 6.7.% and (2.9)% of contract revenues and income before income taxes, respectively, for the year then ended.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

Information required by this Item 10 related to our directors is incorporated by reference to the information to be included under “Proposal No. 1. Election of Directors” of our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held April 23, 2020 (our “2020 Proxy Statement”). Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference to the information to be included under the heading “Nominating and Corporate Governance Committee Matters — Criteria for Nomination to the Board of Directors and Diversity” in our 2020 Proxy Statement. Information about our Audit Committee, including its members, and our Audit Committee financial experts, is incorporated by reference to the information to be included under the headings “Audit Committee Matters” in our 2020 Proxy Statement. The balance of the information required by this item is contained in the discussion entitled “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K.
We have a code of ethics that applies to all of our directors, officers and other employees, including our principal executive officer, principal financial officer and principal accounting officer. This code is publicly available on our website at www.myrgroup.com. Amendments to the code of ethics or any grant of a waiver from a provision of the code that applies to our principal executive officer, principal financial officer and principal accounting officer requiring disclosure under applicable SEC and Nasdaq Global Market rules will be disclosed on our website. The information on our website is not a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.
Item 11.
Executive Compensation

The information required by this Item 11 is incorporated by reference to the information to be included in our 2020 Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Compensation Committee Matters–Compensation Committee Report for the Year Ended December 31, 2019.”
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table sets forth certain information regarding our 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014) (the “2007 Plan”) and our 2017 Long-Term Incentive Plan (the “LTIP”) as of December 31, 2019. At December 31, 2019, our only active equity compensation plan was the LTIP.
Plan Category	Number of securities to be issued upon exercise of outstanding options,warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a)) (c)
Equity compensation plans approved by security holders	483,332(1)	$22.26(2)	426,925(3)
Equity compensation plans not approved by security holders	—	—	—

(1)
Includes (i) 17,708 shares committed to be issued for performance awards granted in 2017 under the 2007 Plan (assumes actual performance for performance awards granted in 2017), (ii) 59,586 shares subject to outstanding option awards granted under the 2007 Plan, (iii) 276,490 shares committed to be issued for performance awards granted in 2018 and 2019 under the LTIP (assumes maximum performance) and (iv) 129,548 shares subject to outstanding restricted stock units granted under the LTIP.
(2)
The calculation in this column includes only option awards because the shares underlying other outstanding awards will be issued upon vesting or satisfaction of relevant performance criteria without any cash consideration payable for those shares.

(3)
Reflects securities remaining available for future issuance under our LTIP. No further awards will be granted under the 2007 Plan.

Other information required by this Item 12 is incorporated by reference to the information to be included in our 2020 Proxy Statement under the headings “Ownership of Equity Securities” and “Compensation Discussion and Analysis.”
Item 13.
Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the information to be included in our 2020 Proxy Statement under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance — Director Independence.”
Item 14.
Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to the information to be included in our 2020 Proxy Statement under the heading “Audit Committee Matters — Independent Auditors’ Fees.”

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
Item 16.
Form 10-K Summary

Registrants may voluntarily include a summary of information required by Form 10-K under the Item.16. The Company has elected not to included such summary information.
iii)
Exhibit List

Number	Description
3.1	Restated Certificate of Incorporation, incorporated by reference to exhibit 3.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014
3.2	Amended and Restated By-Laws, incorporated by reference to exhibit 3.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on December 22, 2015
4.1	Specimen Common Stock Certificate, incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-1/A (File No. 333-148864), filed with the SEC on July 14, 2008
4.2	Description of Securities†
10.1	MYR Group Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014), incorporated by reference to exhibit 10.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014+
10.2	Form of Named Executive Officer Nonqualified Stock Option Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.3	Form of Employment Agreement, dated March 11, 2010, between the Registrant and Executive Officer, incorporated by reference to exhibit 10.5 of the Company’s Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+
10.4	Form of Indemnification Agreement for Directors and Officers, incorporated by reference to exhibit 10.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on May 11, 2011+

Number	Description
10.5	MYR Group Senior Management Incentive Plan, Amended and Restated as of May 1, 2014, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014+
10.6	Form of Named Executive Officer Restricted Stock Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.15 of the Company’s Form 10-K for the year ended December 31, 2013 (File No. 001-08325), filed with the SEC on March 5, 2014+
10.7	Form of Named Executive Officer Performance Share Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.16 of the Company’s Form 10-K for the year ended December 31, 2013 (File No. 001-08325), filed with the SEC on March 5, 2014+
10.8	Form of Independent Director Restricted Stock Award under 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.17 of the Company’s Form 10-K for the year ended December 31, 2013 (File No. 001-08325), filed with the SEC on March 5, 2014+
10.9	Form of Independent Director Phantom Stock and Dividend Equivalents Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2015 (File No. 001-08325), filed with the SEC on August 5, 2015+
10.10	Employment agreement with Betty R. Johnson, incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2015 (File No. 001-08325), filed with the SEC on November 4, 2015+
10.11	Employment Agreement, dated April 29, 2015 between the Company and Tod Cooper, incorporated by reference to exhibit 10.21 of the Company’s Form 10-K for the year ended December 31, 2015 (File No. 001- 08325), filed with the SEC on March 3, 2016+
10.12	Agreement, dated March 22, 2016, by and among MYR Group Inc., Engine Capital Management, LLC, Engine Capital, L.P., Engine Jet Capital, L.P., Engine Airflow Capital, L.P., Engine Investments, LLC, Engine Investments II, LLC, Arnaud Ajdler and John P. Schauerman, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on March 23, 2016
10.13	Amended and Restated Employment Agreement, dated January 1, 2017, between the Company and William A. Koertner, incorporated by reference to exhibit 10.24 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+
10.14	Amendment to the Employment Agreement, dated January 1, 2017, between the Company and Richard S. Swartz, Jr., incorporated by reference to exhibit 10.25 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+
10.15	Amendment to the Employment Agreement, dated January 1, 2017, between the Company and Tod M. Cooper, incorporated by reference to exhibit 10.26 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+
10.16	Employment Agreement, dated January 1, 2017, between the Company and Jeffrey J. Waneka, incorporated by reference to exhibit 10.27 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+
10.17	Agreement, dated January 30, 2017, by and among MYR Group Inc., Engine Capital Management, LLC, Engine Capital, L.P., Engine Jet Capital, L.P., Engine Airflow Capital, L.P., Engine Investments, LLC, Engine Investments II, LLC and Bradley Favreau, incorporated by reference to exhibit 10.28 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017
10.18	Form of Restricted Stock Award Agreement (Named Executive Officer), incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325) under the 2007 Long-Term Incentive Plan, filed with the SEC on April 28, 2017+
10.19	Form of Performance Shares Award Agreement (Named Executive Officer) under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 28, 2017+

Number	Description
10.20	Form of Restricted Stock Units Award Agreement (Non-Employee Director) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 28, 2017+
10.21	Form of Restricted Stock Units Award Agreement (Director) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 28, 2017+
10.22	Amendment to the Amended and Restated Employment Agreement, dated April 11, 2017, between the Company and Richard S. Swartz, Jr., incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 3, 2017+
10.23	Form of Restricted Stock Unit Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 2, 2018+
10.24	Form of Performance Shares Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 2, 2018+
10.25	Asset Purchase Agreement, dated as of July 2, 2018, by and among MYR Group, Inc., certain subsidiaries of MYR Group, Inc., as purchasers, and Huen Electric, Inc., incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 10-Q (File No. 001-08325), filed with the SEC on August 1, 2018
10.26	Employment Agreement, dated January 21, 2019, between the Company and William F. Fry, incorporated by reference to exhibit 10.33 of the Company’s Annual Report on Form 10-K (File No. 001-08325), filed with the SEC on March 6, 2019+
10.27	Form of Performance Shares Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 1, 2019+
10.28	Form of Non-Employee Directors Restricted Stock Unit Award Agreement under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 31, 2019+
10.29	Amendment No. 2 to Amended and Restated Credit Agreement, dated June 7, 2019, incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 31, 2019
10.30	Asset Purchase Agreement, dated as of July 15, 2019, by and among MYR Group, Inc., certain subsidiaries of MYR Group, Inc., as purchasers, and CSI Electrical Contractors, Inc., incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 31, 2019
10.31	Second Amended and Restated Credit Agreement, dated September 13, 2019, by and among MYR Group Inc., the lenders party thereto, Bank of Montreal and Wells Fargo Bank, National Association, as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 10-Q (File No. 001-08325), filed with the SEC on October 30, 2019
21.1	List of Subsidiaries†
23.1	Consent of Crowe LLP†
24.1	Power of Attorney†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†
101.INS	XBRL Instance Document*

Number	Description
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†
Filed herewith.

+
Indicates management contract or compensatory plan or arrangement.

*
Electronically filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MYR GROUP INC. (Registrant)
March 4, 2020	/s/ BETTY R. JOHNSON Name: Betty R. Johnson
Title: Senior Vice President, Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signature	Title	Date
* Richard S. Swartz	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2020
/s/ BETTY R. JOHNSON Betty R. Johnson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2020
* Kenneth M. Hartwick	Chairman of the Board of Directors	March 4, 2020
* Larry F. Altenbaumer	Director	March 4, 2020
* Bradley T. Favreau	Director	March 4, 2020
* William A. Koertner	Director	March 4, 2020
* Jennifer E. Lowry	Director	March 4, 2020
* Donald C.I. Lucky	Director	March 4, 2020
* Maurice E. Moore	Director	March 4, 2020
* William D. Patterson	Director	March 4, 2020
*By: /s/ BETTY R. JOHNSON (Betty R. Johnson) (Attorney-in-fact)		March 4, 2020