Form 10-Q
period 2020-03-31
MYR GROUP INC.
filed 2020-04-29
CIK 700923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-08325

______________________________

MYR GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3158643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 Golf Road, Suite 3-1012 Rolling Meadows, IL (Address of principal executive offices)	60008 (Zip Code)

(847) 290-1891

(Registrant’s telephone number, including area code)

______________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	MYRG	The Nasdaq Stock Market, LLC (Nasdaq Global Market)

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

As of April 24, 2020, there were 16,685,801 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands, except share and per share data)	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,997	$12,397
Accounts receivable, net of allowances of $3,140 and $3,364, respectively	349,189	388,479
Contract assets, net of allowances of $432 and $147, respectively	223,718	217,109
Current portion of receivable for insurance claims in excess of deductibles	11,066	6,415
Refundable income taxes	—	1,973
Other current assets	10,832	12,811
Total current assets	628,802	639,184
Property and equipment, net of accumulated depreciation of $276,252 and $272,865, respectively	184,466	185,344
Operating lease right-of-use assets	23,911	22,958
Goodwill	66,043	66,060
Intangible assets, net of accumulated amortization of $12,108 and $10,880, respectively	53,670	54,940
Receivable for insurance claims in excess of deductibles	27,079	30,976
Investment in joint ventures	5,391	4,722
Other assets	3,884	3,687
Total assets	$993,246	$1,007,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$8,127	$8,737
Current portion of operating lease obligations	6,603	6,205
Current portion of finance lease obligations	1,137	1,135
Accounts payable	174,278	192,107
Contract liabilities	100,635	105,486
Current portion of accrued self-insurance	22,756	18,780
Other current liabilities	64,708	64,364
Total current liabilities	378,244	396,814
Deferred income tax liabilities	21,227	20,945
Long-term debt	153,257	157,087
Accrued self-insurance	43,948	48,024
Operating lease obligations, net of current maturities	17,427	16,884
Finance lease obligations, net of current maturities	48	338
Other liabilities	4,109	3,304
Total liabilities	618,260	643,396
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares;
none issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares;
16,684,917 and 16,648,616 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	166	166
Additional paid-in capital	153,477	152,532
Accumulated other comprehensive loss	(359)	(446)
Retained earnings	221,698	212,219
Total stockholders' equity attributable to MYR Group Inc.	374,982	364,471
Noncontrolling interest	4	4
Total stockholders’ equity	374,986	364,475
Total liabilities and stockholders’ equity	$993,246	$1,007,871

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended
	March 31,
(in thousands, except per share data)	2020	2019

Contract revenues	$518,470	$468,094
Contract costs	456,838	425,218
Gross profit	61,632	42,876
Selling, general and administrative expenses	45,046	32,987
Amortization of intangible assets	1,228	734
Gain on sale of property and equipment	(1,050)	(471)
Income from operations	16,408	9,626
Other income (expense):
Interest income	2	—
Interest expense	(1,513)	(1,205)
Other income (expense), net	(895)	746
Income before provision for income taxes	14,002	9,167
Income tax expense	4,070	2,547
Net income	9,932	6,620
Less: net loss attributable to noncontrolling interest	—	(733)
Net income attributable to MYR Group Inc.	$9,932	$7,353
Income per common share attributable to MYR Group Inc.:
—Basic	$0.60	$0.45
—Diluted	$0.59	$0.44
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,627	16,514
—Diluted	16,742	16,658

Net income	$9,932	$6,620
Other comprehensive income (loss):
Foreign currency translation adjustment	87	(77)
Other comprehensive income (loss)	87	(77)
Total comprehensive income	10,019	6,543
Less: net loss attributable to noncontrolling interest	—	(733)
Total comprehensive income attributable to MYR Group Inc.	$10,019	$7,276

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Additional	Accumulated Other		MYR Group Inc.
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'	Noncontrolling
	Stock	Shares	Amount	Capital	Income (loss)	Earnings	Equity	Interest	Total
(in thousands)
Balance at December 31, 2018	—	16,565	$165	$148,276	$(193)	$174,736	$322,984	$1,480	$324,464
Net income	—	—	—	—	—	7,353	7,353	(733)	6,620
Stock issued under compensation plans, net	—	68	—	282	—	—	282	—	282
Stock-based compensation expense	—	—	—	951	—	—	951	—	951
Shares repurchased	—	(23)	—	(571)	—	(207)	(778)	—	(778)
Other comprehensive loss	—	—	—	—	(77)	—	(77)	—	(77)
Stock issued - other	—	—	12	—	—	—	12	—	12
Balance at March 31, 2019	—	16,610	177	148,938	(270)	181,882	330,727	747	331,474
							—		—

Balance at December 31, 2019	—	16,649	$166	$152,532	$(446)	$212,219	$364,471	$4	$364,475
Net income	—	—	—	—	—	9,932	9,932	—	9,932
Adjustmet to adopt ASC 326	—	—	—	—	—	(268)	(268)	—	(268)
Stock issued under compensation plans, net	—	55	—	82	—	—	82	—	82
Stock-based compensation expense	—	—	—	1,080	—	—	1,080	—	1,080
Shares repurchased	—	(20)	—	(241)	—	(185)	(426)	—	(426)
Other comprehensive income	—	—	—	—	87	—	87	—	87
Stock issued - other	—	1	—	24	—	—	24	—	24
Balance at March 31, 2020	—	16,685	166	153,477	(359)	221,698	374,982	4	374,986

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
(in thousands)	2020	2019

Cash flows from operating activities:
Net income	$9,932	$6,620
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	10,641	9,815
Amortization of intangible assets	1,228	734
Stock-based compensation expense	1,080	951
Deferred income taxes	236	(315)
Gain on sale of property and equipment	(1,050)	(471)
Other non-cash items	(305)	(56)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	38,089	(9,380)
Contract assets, net	(7,467)	(27,615)
Receivable for insurance claims in excess of deductibles	(754)	1,178
Other assets	5,195	(849)
Accounts payable	(18,091)	38,220
Contract liabilities	(4,697)	(30,033)
Accrued self insurance	(77)	(580)
Other liabilities	1,283	3,576
Net cash flows provided by (used in) operating activities	35,243	(8,205)
Cash flows from investing activities:
Proceeds from sale of property and equipment	870	832
Purchases of property and equipment	(9,138)	(9,911)
Net cash flows used in investing activities	(8,268)	(9,079)
Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	(2,263)	21,609
Payment of principal obligations under equipment notes	(2,177)	(1,455)
Payment of principal obligations under finance leases	(312)	(230)
Proceeds from exercise of stock options	82	282
Repurchase of common shares	(425)	(778)
Other financing activities	23	(8,364)
Net cash flows provided by (used in) financing activities	(5,072)	11,064
Effect of exchange rate changes on cash	(303)	51
Net increase (decrease) in cash and cash equivalents	21,600	(6,169)
Cash and cash equivalents:
Beginning of period	12,397	7,507
End of period	$33,997	$1,338

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Business and Basis of Presentation

Organization and Business

MYR Group Inc. (the “Company”) is a holding company of specialty electrical construction service providers and is currently conducting operations through wholly owned subsidiaries, including: The L. E. Myers Co., a Delaware corporation; Harlan Electric Company, a Michigan corporation; Great Southwestern Construction, Inc., a Colorado corporation; Sturgeon Electric Company, Inc., a Michigan corporation; MYR Energy Services, Inc., a Delaware corporation; E.S. Boulos Company, a Delaware corporation; High Country Line Construction, Inc., a Nevada corporation; Sturgeon Electric California, LLC, a Delaware limited liability company; GSW Integrated Services, LLC, a Delaware limited liability company; Huen Electric, Inc., a Delaware corporation; CSI Electrical Contractors, Inc., a Delaware corporation; MYR Transmission Services Canada, Ltd., a British Columbia corporation; Northern Transmission Services, Ltd., a British Columbia corporation and Western Pacific Enterprises Ltd., a British Columbia corporation.

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

The current COVID-19 pandemic has had a significant impact on the global economy, including the US and Canadian economies, during the first quarter of 2020. As the situation continues to evolve, the Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers, subcontractors, suppliers, vendors and employees. The COVID-19 pandemic started to have a negative impact on both of our operating segments during the last few weeks of the first quarter due to project restrictions and stay-at-home orders. The Company is unable to predict the ultimate impact that COVID-19 will have on our business, employees, liquidity, financial condition, results of operations and cash flows. Most of the Company’s operations are considered critical and essential businesses, making our projects generally exempt from stay-at-home or similar orders in certain parts of the United States and western Canada. However, if this pandemic persists for a prolonged period of time our business could be more significantly impacted as a result of prolonged unfavorable economic conditions. In addition, in response to the pandemic and related mitigation measures, the Company began implementing changes in March 2020 in an effort to protect our employees and customers, and to support appropriate health and safety protocols, including implementing remote, alternative and flexible work arrangements, where possible. While these measures have been necessary and appropriate, they may result in higher operating costs and could adversely impact our business, including certain operational, reporting, accounting or other processes. The situation surrounding COVID-19 remains fluid, and if disruptions do arise, they could materially adversely impact our business. The key estimates that could potentially be impacted include estimates of costs to complete contracts, the recoverability of goodwill and intangibles and allowance for doubtful accounts.

Basis of Presentation

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income, stockholders’ equity and cash flows with respect to the interim consolidated financial statements, have been included. Certain reclassifications were made to prior year amounts to conform to the current year presentation. The consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements as of that date. The results of operations and comprehensive income are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 4, 2020 (the “2019 Annual Report”).

Foreign Currency

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and ineffective long-term monetary assets and liabilities are recorded in the “other income, net” line on the consolidated statements of operations. Foreign currency gains, recorded in other income, net, for the three months ended March 31, 2020 and 2019 were not significant. Effective foreign currency transaction gains and losses, arising primarily from long-term monetary assets and liabilities, are recorded in the foreign currency translation adjustment line on the consolidated statements of comprehensive income.

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

In the three months ended March 31, 2020 and 2019, the Company recognized revenues of $36.4 million and $6.8 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts which were in the process of being negotiated in the normal course of business.

The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended March 31, 2020, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.1%. These changes in estimates did not have a significant impact to consolidated operating income, net income attributable to MYR Group Inc. or diluted earnings per common share attributable to MYR Group Inc.

During the three months ended March 31, 2019, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.8%, which resulted in decreases in operating income of $4.0 million, net income attributable to MYR Group Inc. of $1.5 million and diluted earnings per common share attributable to MYR Group Inc. of $0.09.

Recent Accounting Pronouncements

Changes to U.S. GAAP are typically established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. The Company, based on its assessment, determined that any recently issued or proposed ASUs not listed below are either not applicable to the Company or adoption will have minimal impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill, through the elimination of Step 2 from the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company adopted this ASU on a prospective basis in January 2020 and there was no effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial instruments, including trade receivables and off-balance sheet credit exposures. Under this guidance, an entity is required to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. This ASU also requires disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. On January 1, 2020, the Company adopted this ASU resulting in a $0.3 million cumulative-effect adjustment to retained earnings associated with the increase in the Company’s allowance for doubtful accounts. Additionally, in connection with the adoption of this ASU the Company adjusted its presentation for allowance for doubtful accounts associated with unbilled revenue, which represents a portion of the Company’s contract assets, and were previously classified as accounts receivable net of allowances. Total allowance for doubtful accounts associated with contract assets as of March 31, 2020 and at the time of adopting this ASU were $0.4 million. The Company’s consolidated balance sheet as of December 31, 2019 and consolidated statements of cash flows for the year ended December 31, 2019 have not been adjusted for this change in treatment of allowance for doubtful accounts associated with unbilled revenue. See Note 3–Contract Assets and Liabilities for further information related to the Company’s contract assets.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The Company adopted this ASU in January 2020 and there was no effect on the consolidated financial statements or disclosures.

Recently Issued Accounting Pronouncements

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

2. Acquisition

CSI Electrical Contractors, Inc.

On July 15, 2019, the Company completed the acquisition of substantially all the assets of CSI Electrical Contractors, Inc. (“CSI”), an electrical contracting firm based in California. CSI provides services to a broad array of end markets under the Company’s C&I segment. The total consideration, after net asset adjustments of approximately $1.0 million, was $80.7 million, which was funded through borrowings under the Company’s credit facility. The Company finalized the purchase price accounting relating to the acquisition of CSI in 2019.

The purchase agreement also includes contingent consideration provisions for margin guarantee adjustments based upon contract performance subsequent to the acquisition. The contracts were valued at fair value at the acquisition date, causing no margin guarantee estimate or adjustments for fair value. Changes in contract estimates, such as modified costs to complete or change order recognition, will result in changes to these margin guarantee estimates. Changes in contingent consideration, subsequent to the acquisition, related to the margin guarantee adjustments on contracts of approximately $1.0 million were recorded in other expense for the three months ended March 31, 2020. Future margin guarantee adjustments, if any, are expected to be recognized through 2020. The Company could also be required to make compensation payments contingent on the successful achievement of certain performance targets and continued employment of certain key executives of CSI. These payments are recognized as compensation expense on the Company’s consolidated statements of operations as incurred. For the three months ended March 31, 2020, the Company recognized $0.4 million of compensation expense associated with these contingent payments.

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

The Company’s consolidated balance sheets present contract assets which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.4 million as of March 31, 2020 and $0.1 million as of December 31, 2019.

Contract assets consisted of the following:

	March 31,	December 31,
(in thousands)	2020	2019	Change

Unbilled revenue, net	$128,015	$126,087	$1,928
Contract retainages, net	95,703	91,022	4,681
Contract assets, net	$223,718	$217,109	$6,609

The Company’s consolidated balance sheets present contract liabilities which contain deferred revenue and an accrual for contracts in a loss provision.

Contract liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2020	2019	Change

Deferred revenue	$98,597	$102,673	$(4,076)
Accrued loss provision	2,038	2,813	(775)
Contract liabilities	$100,635	$105,486	$(4,851)

The following table provides information about contract assets and contract liabilities from contracts with customers:

	March 31,	December 31,
(in thousands)	2020	2019	Change

Contract assets, net	$223,718	$217,109	$6,609
Contract liabilities	(100,635)	(105,486)	4,851
Net contract assets (liabilities)	$123,083	$111,623	$11,460

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $25.7 million for the three months ended March 31, 2020 and $21.8 million for the three months ended March 31, 2019. This revenue consists primarily of work performed on previous billings to customers.

The net asset position for contracts in process consisted of the following:

	March 31,	December 31,
(in thousands)	2020	2019

Costs and estimated earnings on uncompleted contracts	$3,455,512	$3,532,886
Less: billings to date	3,426,094	3,509,472
	$29,418	$23,414

The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

	March 31,	December 31,
(in thousands)	2020	2019

Unbilled revenue	$128,015	$126,087
Deferred revenue	(98,597)	(102,673)
	$29,418	$23,414

4. Lease Obligations

From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to seven years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of Company’s month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At March 31, 2020, the Company had several leases with residual value guarantees, due to the acquisition of CSI. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.

The following is a summary of the lease-related assets and liabilities recorded:

(in thousands)		March 31,	December 31,
Assets	Classification on the Consolidated Balance Sheet	2020	2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$23,911	22,958
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	1,204	1,478
Total right-of-use lease assets		$25,115	$24,436

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$6,603	$6,205
Finance lease obligations	Current portion of finance lease obligations	1,137	1,135
Total current obligations		7,740	7,340
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	17,427	16,884
Finance lease obligations	Finance lease obligations, net of current maturities	48	338
Total non-current obligations		17,475	17,222
Total lease obligations		$25,215	$24,562

The following is a summary of the lease terms and discount rates:

	March 31,	December 31,
	2020	2019
Weighted-average remaining lease term - finance leases	1.1 years	1.4 years
Weighted-average remaining lease term - operating leases	3.8 years	3.9 years
Weighted-average discount rate - finance leases	2.5%	2.5%
Weighted-average discount rate - operating leases	3.8%	3.8%

The following is a summary of certain information related to the lease costs for finance and operating leases:

(in thousands)	Three months ended	Three months ended
Lease cost:	March 31, 2020	March 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$249	$273
Interest on lease liabilities	11	20
Operating lease cost	2,231	1,594
Short-term lease cost	—	15
Variable lease costs	71	65
Total lease cost	$2,562	$1,967

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

(in thousands)	Three months ended	Three months ended
Other information:	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,069	$1,679
Right-of-use asset obtained in exchange for new operating lease obligations	$3,024	$869

The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under financial leases, less interest, and under operating leases, less imputed interest, as of March 31, 2020 were as follows:

	Finance	Operating	Total
(in thousands)	Lease Obligations	Lease Obligations	Lease Obligations

Remainder of 2020	$870	$6,695	$7,565
2021	339	7,816	8,155
2022	—	6,484	6,484
2023	—	4,647	4,647
2024	—	2,329	2,329
2025	—	961	961
Thereafter	—	795	795
Total minimum lease payments	1,209	29,727	30,936
Financing component	(24)	(5,697)	(5,721)
Net present value of minimum lease payments	1,185	24,030	25,215
Less: current portion of finance and operating lease obligations	(1,137)	(6,603)	(7,740)
Long-term finance and operating lease obligations	$48	$17,427	$17,475

The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.

Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at market rental rates. As of March 31, 2020, the minimum lease payments required under these leases totaled $4.2 million, which are due over the next 4.3 years.

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

As of March 31, 2020 and December 31, 2019, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of March 31, 2020, the fair values of the Company’s long-term debt and finance lease obligations were based on Level 2 inputs. As of December 31, 2019, the fair values of the Company’s long-term debt and finance lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at March 31, 2020 and December 31, 2019, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company's finance lease obligations also approximated fair value.

6. Debt

The table below reflects the Company's total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

(dollar amounts in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of March 31, 2020	Outstanding Balance as of December 31, 2019

Credit Agreement
Revolving loans	9/13/2019	Variable	Variable	5	$101,557	$103,820

Equipment Notes
Equipment Note 1	9/28/2018	4.16%	Semi-annual	5	9,697	10,643
Equipment Note 2	9/28/2018	4.23%	Semi-annual	7	10,643	11,200
Equipment Note 3	12/31/2018	3.97%	Semi-annual	5	1,953	1,953
Equipment Note 4	12/31/2018	4.02%	Semi-annual	7	2,108	2,108
Equipment Note 5	12/31/2018	4.01%	Semi-annual	7	1,751	1,751
Equipment Note 6	6/25/2019	2.89%	Semi-annual	7	14,286	14,286
Equipment Note 7	6/24/2019	3.09%	Semi-annual	5	8,359	9,033
Equipment Note 8	12/27/2019	2.75%	Semi-annual	5	6,496	6,496
Equipment Note 9	12/24/2019	3.01%	Semi-annual	7	4,534	4,534
					59,827	62,004
Total debt					161,384	165,824
Less: current portion of long-term debt					(8,127)	(8,737)
Long-term debt					$153,257	$157,087

Credit Agreement

On September 13, 2019, the Company entered into a five-year amended and restated credit agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A, that provides for a $375 million facility (the “Facility”), not to exceed three times Consolidated EBITDA (as defined in the Credit Agreement) less Consolidated Total Indebtedness (as defined in the Credit Agreement), which can be used for revolving loans and up to $150 million may be used for letters of credit. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $75 million. The Company has an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $200 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. Additionally, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement are used for refinancing existing indebtedness, working capital, capital expenditures, acquisitions and other general corporate purposes.

Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 0.75%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on the Company’s consolidated leverage ratio (the “Leverage Ratio”) which is defined in the Credit Agreement as Consolidated Total Indebtedness (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.00% to 1.75% for non-performance letters of credit or 0.50% to 0.875% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.15% to 0.25%, based on the Company’s consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.50 or the Company’s consolidated Liquidity (as defined in the Credit Agreement) is less than $50 million. The weighted average interest rate on borrowings outstanding on the Facility for the three months ended March 31, 2020 was 2.94% per annum.

Under the Credit Agreement, the Company is subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of March 31, 2020.

As of March 31, 2020 and December 31, 2019, the Company had letters of credit outstanding under the Facility of approximately $10.6 million, including $10.0 million related to the Company’s payment obligation under its insurance programs and approximately $0.6 million related to contract performance obligations.

The Company had remaining deferred debt issuance costs totaling $1.4 million as of March 31, 2020, related to the line of credit. As permitted under ASU No. 2015-15, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.

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

As of March 31, 2020, the Company had nine Equipment Notes outstanding under the Master Loan Agreements that are collateralized by equipment and vehicles owned by the Company. The following table sets forth our remaining principal payments for the Company’s outstanding Equipment Notes as of March 31, 2020:

Future
Equipment Notes
(in thousands)	Principal Payments

Remainder of 2020	$6,560
2021	8,349
2022	8,645
2023	11,906
2024	8,923
2025	8,853
Thereafter	6,591
Total future principal payments	$59,827
Less: current portion of equipment notes	(8,127)
Long-term principal obligations	$51,700

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

The components of the Company’s revenue by contract type for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31, 2020
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$121,002	46.7%	$218,539	84.3%	$339,541	65.5%
Unit price	63,310	24.4	18,076	7.0	81,386	15.7
T&E	68,051	26.2	15,802	6.1	83,853	16.2
Other	6,907	2.7	6,783	2.6	13,690	2.6
	$259,270	100.0%	$259,200	100.0%	$518,470	100.0%

	Three months ended March 31, 2019
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$133,324	48.9%	$133,711	68.4%	$267,035	57.0%
Unit price	51,194	18.8	9,988	5.1	61,182	13.1
T&E	76,308	28.0	12,531	6.4	88,839	19.0
Other	11,722	4.3	39,316	20.1	51,038	10.9
	$272,548	100.0%	$195,546	100.0%	$468,094	100.0%

The components of the Company’s revenue by market type for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended March 31, 2020			Three months ended March 31, 2019
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$171,566	33.1%	T&D	$187,765	40.1%	T&D
Distribution	87,704	16.9	T&D	84,783	18.1	T&D
Electrical construction	259,200	50.0	C&I	195,546	41.8	C&I
Total revenue	$518,470	100.0%		$468,094	100.0%

Remaining Performance Obligations

As of March 31, 2020, the Company had $1.43 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.

The following table summarizes the amount of remaining performance obligations as of March 31, 2020 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months.

	Remaining Performance Obligations at March 31, 2020
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total at December 31, 2019

T&D	$349,609	$40,711	$381,850
C&I	1,078,034	329,964	1,027,193
Total	$1,427,643	$370,675	$1,409,043

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

8. Income Taxes

The U.S. federal statutory tax rate was 21% for each of the three months ended March 31, 2020 and 2019. The Company’s effective tax rate for the three months ended March 31, 2020 was 29.1% of pretax income compared to the effective tax rate for the three months ended March 31, 2019 of 27.8%.

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended March 31, 2020 was primarily due to state income taxes and excess tax expense pertaining to the vesting of stock awards related to the Company’s stock compensation program along with foreign earnings and the associated impact of the global intangible low tax income (“GILTI”).

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended March 31, 2019, was primarily due to state income taxes offset by the impact of the Company’s noncontrolling interest.

The Company had unrecognized tax benefits of approximately $0.2 million as of March 31, 2020 and December 31, 2019, which were included in other liabilities in the accompanying consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three months ended March 31, 2020.

The Company is subject to taxation in various jurisdictions. The Company’s 2017 and 2018 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2015 through 2018.

9. Commitments and Contingencies

Purchase Commitments

As of March 31, 2020, the Company had approximately $6.4 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur over the next seven months.

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

Performance and Payment Bonds and Parent Guarantees

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of March 31, 2020, an aggregate of approximately $1.035 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $414.8 million as of March 31, 2020.

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

10. Stock-Based Compensation

The Company maintains two equity compensation plans under which stock-based compensation has been granted: the 2017 Long-Term Incentive Plan (the “LTIP”) and the 2007 Long-Term Incentive Plan (the “2007 Plan”). Upon the adoption of the LTIP, awards were no longer granted under the 2007 Plan. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) restricted stock units, (f) performance share awards, (g) phantom stock units, (h) stock bonuses, (i) dividend equivalents, and (j) any combination of such grants.

As a result of the impact of the COVID-19 pandemic on the Company’s stock price, the Company’s compensation committee elected not to grant any stock-based compensation during the three months ended March 31, 2020. See Note 14–Subsequent Event for further information related to the Company’s 2020 stock-based compensation grants.

The Company has outstanding grants of time-vested stock awards in the form of restricted stock awards and restricted stock units. During the three months ended March 31, 2020, 54,639 shares of time-vested stock awards vested at a weighted average grant date fair value of $33.74.

During the three months ended March 31, 2020, plan participants exercised options to purchase 4,575 shares of the Company’s common stock with a weighted average exercise price of $17.85.

The Company recognizes stock-based compensation expense related to restricted stock awards and restricted stock units based on the grant date fair value, which was the closing price of the Company’s stock on the date of grant. The fair value is expensed over the service period, which is generally three years.

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

11. Segment Information

MYR Group is a holding company of specialty contractors serving electrical utility infrastructure and commercial construction markets in the United States and western Canada. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which include safety costs, professional fees, IT expenses and management fees. The accounting policies of the segments are the same as those described in the Note 1– Organization, Business and Significant Accounting Policies to the 2019 Annual Report.

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

The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended
	March 31,
(in thousands)	2020	2019

Contract revenues:
T&D	$259,270	$272,548
C&I	259,200	195,546
	$518,470	$468,094
Income from operations:
T&D	$17,964	$14,930
C&I	9,312	5,058
GeneralCorporate	(10,868)	(10,362)
	$16,408	$9,626

For the three months ended March 31, 2020 and 2019, contract revenues attributable to the Company’s Canadian operations were $18.1 million and $12.7 million, respectively, predominantly in the C&I segment.

12. Noncontrolling Interest

On July 2, 2018, through the acquisition of certain assets of the Huen Electric, Inc., Huen Electric New Jersey Inc., and Huen New York, Inc. (collectively, the “Huen Companies”), the Company became the majority controlling interest in a joint venture. As a result, the Company has consolidated the carrying value of the joint ventures’ assets and liabilities and results of operations in the Company’s consolidated financial statements. The equity owned by the other joint venture partners has been recorded as noncontrolling interest in the Company’s consolidated balance sheets, consolidated statements of stockholders’ equity, and their portions, if material, of net income (loss) and other comprehensive income shown as net income or other comprehensive income attributable to noncontrolling interest in the Company’s consolidated statements of operations and other comprehensive income. Additionally, the joint venture associated with the Company’s noncontrolling interest is a partnership, and consequently, the tax effect of only the Company’s share of the joint venture income is recognized by the Company.

The acquired joint venture made no distributions to its partners, and the Company made no capital contributions to the joint venture, during the three months ended March 31, 2020. Additionally, there have been no changes in ownership during the three months ended March 31, 2020. The project associated with this joint venture was substantially completed in 2019.

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

Net income attributable to MYR Group Inc. and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended
	March 31,
(in thousands, except per share data)	2020	2019

Numerator:
Net income attributable to MYR Group Inc.	$9,932	$7,353

Denominator:
Weighted average common shares outstanding	16,627	16,514
Weighted average dilutive securities	115	144
Weighted average common shares outstanding, diluted	16,742	16,658

Income per common share attributable to MYR Group Inc.:
Basic	$0.60	$0.45
Diluted	$0.59	$0.44

For the three months ended March 31, 2020 and 2019, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s unvested time-vested stock awards were included in the computation of weighted average dilutive securities.

The following table summarizes the shares of common stock underlying the Company’s unexercised stock options, unvested time-vested stock awards and unvested performance awards that were excluded from the calculation of dilutive securities:

	Three months ended
	March 31,
(in thousands)	2020	2019

Time-vested stock awards	—	68
Performance awards	30	73

14. Subsequent Event

As a result of the recent impact of the COVID-19 pandemic on the Company’s stock price, the Company’s compensation committee elected to utilize the Company’s average closing stock price during the last 30 trading days of 2019, to determine the number of shares to be granted in 2020. On April 27, 2020, the Company granted 104,857 shares of time-vested stock awards under the LTIP to employees and to our non-employee directors at a weighted average grant date fair value of $26.75. Time-vested stock awards granted to non-employee directors vest over one year, time-vested stock awards granted to employees vest ratably on April 27, 2021, March 23, 2022 and March 23, 2023. The Company also granted 79,788 performance share awards under the LTIP at target, which cliff vest on December 31, 2022, at a weighted average grant date fair value of $34.10. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares awarded, based upon the Company’s performance compared to certain metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to target, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards cliff vest upon attainment of the stated performance targets and minimum service requirements and are paid in shares of the Company’s common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and with our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein under the captions “Cautionary Statement Concerning Forward-Looking Statements and Information” and “Risk Factors,” as well as in the 2019 Annual Report. We assume no obligation to update any of these forward-looking statements.

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

The current COVID-19 pandemic has had a significant impact on the global economy, including the US and Canadian economies, during the first quarter of 2020. As the situation continues to evolve, we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers, subcontractors, suppliers, vendors and employees. The COVID-19 pandemic started to have a negative impact on both of our operating segments during the last few weeks of the first quarter due to project restrictions and stay-at-home orders. We are unable to predict the ultimate impact that COVID-19 will have on our business, employees, liquidity, financial condition, results of operations and cash flows. Most of our operations are considered critical and essential businesses, making our projects generally exempt from stay-at-home or similar orders in certain parts of the United States and western Canada. However, if this pandemic persists for a prolonged period of time our business could be more significantly impacted as a result of prolonged unfavorable economic conditions. In addition, in response to the pandemic and related mitigation measures, we began implementing changes in our business in March 2020 in an effort to protect our employees and customers, and to support appropriate health and safety protocols, including implementing remote, alternative and flexible work arrangements, where possible. While these measures have been necessary and appropriate, they may result in higher operating costs and could adversely impact our business, including certain operational, reporting, accounting or other processes. The situation surrounding COVID-19 remains fluid, and if disruptions do arise, they could materially adversely impact our business.

We had consolidated revenues for the three months ended March 31, 2020 of $518.5 million, of which 50.0% was attributable to our T&D customers and 50.0% was attributable to our C&I customers. Our consolidated revenues for the three months ended March 31, 2019 were $468.1 million. For the three months ended March 31, 2020, our net income attributable to MYR Group Inc. and EBITDA(1) were $9.9 million and $27.4 million, respectively, compared to $7.4 million and $20.9 million, respectively, for the three months ended March 31, 2019.

______________________________

(1)	EBITDA is a non-GAAP measure. Refer to “Non-GAAP Measure—EBITDA” for a discussion of this measure.

We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new sources of renewable generation. Consequently, we believe we will continue to see significant bidding activity on large transmission projects over the next two years. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in 2020 will not likely occur before 2021. Bidding and construction activity for small to medium-size transmission projects and upgrades remains steady, and we expect this trend to continue, primarily due to reliability and economic drivers. However in light of the current COVID-19 environment we believe there may be a slowdown of construction activity in the transmission market starting in the second quarter of 2020, the recovery of which will be dependent upon the pace and timing of the United States recovery from the COVID-19 pandemic.

Because of reduced spending by United States utilities on their distribution systems for several years, we believe there is a need for sustained investment by utilities on their distribution systems to properly maintain or meet reliability requirements. We believe the increased hurricane activity over the past several years and recent destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and staffing constraints. We believe electric utility employee retirements could increase with further economic recovery, which may result in an increase in outsourcing opportunities. We expect to see an incremental increase in distribution opportunities in the United States in 2021, however in light of the current COVID-19 environment we believe there may be a slowdown of construction activity in distribution systems starting in the second quarter of 2020, the recovery of which will be dependent upon the pace and timing of the United States recovery from the COVID-19 pandemic.

Amid the current COVID-19 pandemic, we expect C&I bidding opportunities to be impacted and market uncertainty could contribute to an overall deceleration in projects coming out to bid. Recovery through the balance of the year will be heavily dependent on overall economic recovery. We are hopeful that the various approved stimulus packages provide greater opportunity and are encouraged by the possible approval of a long-awaited infrastructure bill. We believe that the primary markets we serve may be somewhat less vulnerable to economic slowing, such as health care, transportation, data centers, warehousing, renewable energy and water projects. In addition, many analysts are predicting increased spending in these markets as the US and Canadian societies change their post pandemic behavior. The small project market could experience a greater slow-down while owners focus their efforts on dealing with the pandemic. Many signs indicate that the service industry and small project market could quickly rebound later in the year as pent-up demand will need to be addressed.

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

We strive to maintain our status as a preferred provider to our T&D and C&I customers. In an effort to support our growth strategy and maximize stockholder returns, we seek to efficiently manage our capital. We continue to implement strategies that further expand our capabilities and allow opportunities to provide prudent capital returns. On July 15, 2019, we completed the acquisition of substantially all the assets of CSI Electrical Contractors, Inc. (“CSI”), which expanded our C&I operations in California. The total consideration was approximately $80.7 million, funded through borrowings under our credit facility. We ended the first quarter of 2020 with $185.1 million available under our credit facility. We believe that our financial position, positive cash flows and other operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve, including new challenges and uncertainties associated with the COVID-19 pandemic, and give us the flexibility to successfully execute our strategies. In light of the uncertainties around the economic impacts from the COVID-19 pandemic, we are focused on controlling our costs and capital expenditures to preserve our ability to continue to fund our operations; however, we continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.

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

Our backlog was $1.54 billion at March 31, 2020, compared to $1.50 billion at December 31, 2019 and $1.14 billion at March 31, 2019. Our backlog at March 31, 2020 increased 2.7% from December 31, 2019. Backlog in the T&D segment decreased $13.1 million and C&I backlog increased $54.2 million compared to December 31, 2019. Our backlog as of March 31, 2020 included our proportionate share of joint venture backlog totaling $42.1 million, compared to $17.2 million at December 31, 2019.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at March 31, 2020
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2019

T&D	$456,779	$40,711	$469,898
C&I	1,083,476	329,964	1,029,305
Total	$1,540,255	$370,675	$1,499,203

Project Bonding Requirements and Parent Guarantees

A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our sureties for claims against our surety bonds. As of March 31, 2020, we had approximately $1.035 billion in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $414.8 million as of March 31, 2020.

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

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended
	March 31,
	2020		2019
(dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues	$518,470	100.0%	$468,094	100.0%
Contract costs	456,838	88.1	425,218	90.8
Gross profit	61,632	11.9	42,876	9.2
Selling, general and
administrative expenses	45,046	8.7	32,987	7.0
Amortization of intangible assets	1,228	0.2	734	0.2
Gain on sale of property and
equipment	(1,050)	(0.2)	(471)	(0.1)
Income from operations	16,408	3.2	9,626	2.1
Other income (expense)
Interest income	2	—	—	—
Interest expense	(1,513)	(0.3)	(1,205)	(0.3)
Other income (expense), net	(895)	(0.2)	746	0.2
Income before provision
for income taxes	14,002	2.7	9,167	2.0
Income tax expense	4,070	0.8	2,547	0.6
Net income	9,932	1.9	6,620	1.4
Less: net loss attributable to noncontrolling interest	—	—	(733)	(0.2)
Net income attributable to MYR Group Inc.	$9,932	1.9%	$7,353	1.6%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues. Revenues were $518.5 million for the three months ended March 31, 2020 compared to $468.1 million for the three months ended March 31, 2019. The increase of $50.4 million, or 10.8%, was primarily due to incremental revenues from the CSI acquisition, which was acquired in the third quarter of 2019, partially offset by a decrease in revenue on a medium-sized transmission project, a decrease due to the timing of activity on various-sized C&I projects, along with a slowdown of C&I work related to the COVID-19 pandemic.

Gross margin. Gross margin was 11.9% for the three months ended March 31, 2020 compared to 9.2% for the three months ended March 31, 2019. The increase in gross margin was primarily due to better-than-anticipated productivity on certain projects, partially offset by labor inefficiencies on certain projects, some of which we are in ongoing negotiations to receive reimbursement and inclement weather experienced on certain projects. Changes in estimates of gross profit on certain projects resulted in a gross margin increase of 0.1% and a decrease of 0.8% for the three months ended March 31, 2020 and 2019, respectively.

Gross profit. Gross profit was $61.6 million for the three months ended March 31, 2020 compared to $42.9 million for the three months ended March 31, 2019. The increase of $18.7 million, or 43.7% was due to higher revenues and margins.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) was $45.0 million for the three months ended March 31, 2020 compared to $33.0 million for the three months ended March 31, 2019. The period-over-period increase of $12.0 million was primarily due to the acquisition of CSI along with higher employee-related expenses to support the growth in our operations.

Gain on sale of property and equipment. Gains from the sale of property and equipment for the three months ended March 31, 2020 were $1.1 million compared to $0.5 million for the three months ended March 31, 2019. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $1.5 million for the three months ended March 31, 2020 compared to $1.2 million for the three months ended March 31, 2019. This increase was primarily attributable to increased borrowing related to the acquisition of CSI and an increase in our working capital needs to support higher volume, partially offset by a decrease in our weighted average interest rate during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Other income (expense). Other expense was $0.9 million for the three months ended March 31, 2020, primarily attributable to a contingent consideration related to margin guarantees on certain contracts associated with the acquisition of CSI recognized in the three months ended March 31, 2020. Other income was $0.7 million for the three months ended March 31, 2019, primarily attributable to contingent consideration related to margin guarantees on certain contracts associated with the acquisition of the Huen Companies.

Income tax expense. Income tax expense was $4.1 million for the three months ended March 31, 2020, with an effective tax rate of 29.1%, compared to the expense of $2.5 million for the three months ended March 31, 2019, with an effective tax rate of 27.8%. The increase in the tax rate for the three months ended March 31, 2020 was primarily due to excess tax expense pertaining to the vesting of stock awards related to our stock compensation program along with foreign earnings and the associated impact of the global intangible low tax income (“GILTI”).

Net income attributable to MYR Group Inc. Net income attributable to MYR Group Inc. was $9.9 million for the three months ended March 31, 2020 compared to $7.4 million for the three months ended March 31, 2019. The increase was primarily due to the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended March 31,
	2020		2019
(dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$259,270	50.0%	$272,548	58.2%
Commercial & Industrial	259,200	50.0	195,546	41.8
Total	$518,470	100.0%	$468,094	100.0%
Operating income (loss):
Transmission & Distribution	$17,964	6.9%	$14,930	5.5%
Commercial & Industrial	9,312	3.6	5,058	2.6
Total	27,276	5.3	19,988	4.3
Corporate	(10,868)	(2.1)	(10,362)	(2.2)
Consolidated	$16,408	3.2%	$9,626	2.1%

Transmission & Distribution

Revenues for our T&D segment for the three months ended March 31, 2020 were $259.3 million compared to $272.5 million for the three months ended March 31, 2019, a decrease of $13.2 million, or 4.9%. The decrease in revenue was primarily related to reduced volume on a medium-size transmission project that is nearing completion.

Revenues from transmission projects represented 66.2% and 68.9% of T&D segment revenue for the three months ended March 31, 2020 and 2019, respectively. Additionally, for the three months ended March 31, 2020, measured by revenue in our T&D segment, we provided 46.7% of our T&D services under fixed-price contracts, as compared to 48.9% for the three months ended March 31, 2019.

Operating income for our T&D segment for the three months ended March 31, 2020 was $18.0 million, an increase of $3.1 million, or 20.3%, from the three months ended March 31, 2019. The increase in T&D operating income from the prior year was primarily due to better-than-anticipated productivity on certain projects partially offset by inclement weather experienced on certain projects and labor inefficiencies. As a percentage of revenues, operating income for our T&D segment was 6.9% for the three months ended March 31, 2020 compared to 5.5% for the three months ended March 31, 2019.

Commercial & Industrial

Revenues for our C&I segment for the three months ended March 31, 2020 were $259.2 million compared to $195.5 million for the three months ended March 31, 2019, an increase of $63.7 million, or 32.6%, primarily due to incremental revenues from the CSI acquisition, partially offset by a decrease due to the timing of activity on various-sized projects along with a slowdown of work related to the COVID-19 pandemic. Measured by revenue in our C&I segment, we provided 84.3% of our services under fixed-price contracts for the three months ended March 31, 2020, compared to 68.4% for the three months ended March 31, 2019.

Operating income for our C&I segment for the three months ended March 31, 2020 was $9.3 million, an increase of $4.2 million, over the three months ended March 31, 2019. The period-over-period increase in operating income was due to higher revenues and better-than-anticipated productivity on certain projects, partially offset by labor inefficiencies on certain projects, some of which we are in ongoing negotiations to receive reimbursement, along with amortization related to certain intangibles acquired with CSI. As a percentage of revenues, operating income for our C&I segment was 3.6% for the three months ended March 31, 2020 compared to 2.6% for the three months ended March 31, 2019.

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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended
	March 31,
(in thousands)	2020	2019

Net income attributable to MYR Group Inc.	$9,932	$7,353
Net loss attributable to noncontrolling interests	—	(733)
Net income	9,932	6,620
Add:
Interest expense, net	1,511	1,205
Income tax expense	4,070	2,547
Depreciation & amortization	11,869	10,549
EBITDA	$27,382	$20,921

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

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended
	March 31,
(in thousands)	2020	2019

Provided By (Used In) Operating Activities:
Net cash flows provided by (used in) operating activities	$35,243	$(8,205)
Add/(subtract):
Changes in operating assets and liabilities	(13,481)	25,483
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities	(11,830)	(10,658)
Depreciation & amortization	11,869	10,549
Provision for income taxes	4,070	2,547
Interest expense, net	1,511	1,205
EBITDA	$27,382	$20,921

Liquidity and Capital Resources

As of March 31, 2020, we had working capital of $250.6 million. We define working capital as current assets less current liabilities. During the three months ended March 31, 2020, operating activities of our business provided net cash of $35.2 million, compared to $8.2 million of cash used for the three months ended March 31, 2019. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The $43.4 million year-over-year increase in cash provided by operating activities was primarily due to favorable net changes in operating assets and liabilities of $39.0 million and increases in net income of $3.3 million and depreciation and amortization of $1.3 million. The favorable change in operating assets and liabilities was primarily due to the net favorable year-over-year increases in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $36.6 million and a favorable change of $6.0 million in other assets. The increase in cash provided by working capital accounts, primarily related to construction activities, was primarily due to higher collections of accounts receivable, partially offset by net increases in other working capital requirements needed to support our increased revenue.

In the three months ended March 31, 2020, we used net cash in investing activities of $8.3 million, consisting of $9.1 million for capital expenditures, partially offset by $0.9 million of proceeds from the sale of equipment.

In the three months ended March 31, 2020, financing activities used net cash of $5.1 million, consisting primarily of $2.3 million of repayments under our revolving line of credit, $2.2 million of repayments of principal obligations under equipment notes and share repurchases of $0.4 million, all of which represented shares surrendered to satisfy tax obligations under our stock compensation programs during the three months ended March 31, 2020.

We anticipate that our borrowing availability of $185.1 million at March 31, 2020 under our revolving line of credit and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, and any new challenges and uncertainties associated with the COVID-19 pandemic. Although we believe that we have adequate cash and borrowing capacity to meet our liquidity needs, any large projects or acquisitions may require additional capital. Additionally, in light of the uncertainties around the economic impacts from the COVID-19 pandemic, we are focused on controlling our costs and capital expenditures to preserve our ability to continue to fund our operations; however, we continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.

We have not historically paid dividends and currently do not expect to pay dividends.

Debt Instruments

Credit Agreement

On September 13, 2019, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A. The Credit Agreement provides for a facility of $375 million (the “Facility”), not to exceed three times Consolidated EBITDA (as defined in the Credit Agreement) less Consolidated Total Indebtedness (as defined in the Credit Agreement), that may be used for revolving loans of which $150 million may be used for letters of credit. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $75 million. We have an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $200 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of our assets and the assets of our domestic subsidiaries and by a pledge of substantially all of the capital stock of our domestic subsidiaries and 65% of the capital stock of our direct foreign subsidiaries. Additionally, subject to certain exceptions, our domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Facility are used for refinancing existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes.

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

Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. We were in compliance with all of the financial covenants under the Credit Agreement as of March 31, 2020.

As of March 31, 2020, we had $101.6 million of debt outstanding under the Facility and letters of credit outstanding of approximately $10.6 million. As of December 31, 2019, we had $103.8 million of debt outstanding under the Facility and letters of credit outstanding of approximately $10.6 million.

Equipment Notes

We have entered into multiple Master Loan Agreements with multiple banks. The Master Loan Agreements may be used for financing of equipment between us and the lending banks pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.

As of March 31, 2020, we had executed nine Equipment Notes that are collateralized by equipment and vehicles owned by us. The outstanding balance of these Equipment Notes was $59.8 million as of March 31, 2020.

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

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2020 and 2019, none of our customers individually exceeded 10.0% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

New Accounting Pronouncements

For a discussion regarding new accounting pronouncements, please refer to Note 1–Organization, Business and Basis of Presentation—Recently Issued Accounting Pronouncements in the accompanying notes to our Consolidated Financial Statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our 2019 Annual Report.

Cautionary Statement Concerning Forward-Looking Statements and Information

We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.

Statements in this Quarterly Report on Form 10-Q contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which represent our beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “likely,” “unlikely,” “possible,” “potential,” “should” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict, and many of which are beyond our control. In addition, many of these risks, contingencies and uncertainties are currently amplified by, and may continue to be amplified by, the COVID-19 pandemic. These and other important factors, including those discussed under the caption “Forward-Looking Statements” and in Item 1A. “Risk Factors” in our 2019 Annual Report, and in any risk factors or cautionary statements contained in our other filings with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

These risks, contingencies and uncertainties include, but are not limited to, the following:

•	Our operating results may vary significantly from period to period.
•	Our industry is highly competitive. Increased competition can place downward pressure on contract prices and profit margins and may limit the number of projects that we are awarded.
•	We may be unsuccessful in generating internal growth, which could impact the projects available to the Company.
•	Negative economic and market conditions, as well as regulatory and environmental requirements, may adversely impact our customers’ future spending and, as a result, our operations and growth.

•	Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of penalties, including liquidated damages.
•	Our revenues may be exposed to potential risk if a project is terminated or canceled, if our customers encounter financial difficulties or if we encounter disputes with our customers.
•	Our business is labor intensive and we may be unable to attract and retain qualified personnel.
•	The timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results.
•	During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.
•	We may incur liabilities and suffer negative financial or reputational impacts relating to occupational health and safety matters.
•	Backlog may not be realized or may not result in profits and may not accurately represent future revenue.
•	Our business growth could outpace the capability of our internal resources and limit our ability to support growth.
•	Our dependence on suppliers, subcontractors and equipment manufacturers could expose us to the risk of loss in our operations.
•	Our participation in joint ventures and other projects with third parties may expose us to liability for failures of our partners.
•	Our inability to successfully execute or integrate acquisitions or joint ventures may have an adverse impact on our growth strategy and business.
•	Legislative or regulatory actions relating to electricity transmission and renewable energy may impact demand for our services.
•	Our use of percentage-of-completion accounting could result in a reduction or reversal of previously recognized profits.
•	Our insurance has limits and exclusions that may not fully indemnify us against certain claims or losses, and the unavailability or cancellation of third party insurance coverages would increase our overall risk exposure and could disrupt our operations.
•	Our actual costs may be greater than expected in performing our fixed-price and unit-price contracts.
•	Our financial results are based upon estimates and assumptions that may differ from actual results.
•	The loss of a major customer may have an adverse effect on us.
•	We extend trade credit to customers for purchases of our services, and may have difficulty collecting receivables from them.
•	Our failure to comply with environmental and other laws and regulations could result in significant liabilities.
•	We may not be able to compete for, or work on, certain projects if we are not able to obtain necessary bonds, letters of credit, bank guarantees or other financial assurances.
•	Inability to hire or retain key personnel could disrupt our business.
•	The COVID-19 pandemic may have an adverse impact on our business, employees, liquidity, financial condition, results of operations and cash flows.
•	Our business may be affected by seasonal and other variations, including severe weather conditions and the nature of our work environment.
•	Work stoppages or other labor issues with our unionized workforce could adversely affect our business, and we may be subject to unionization attempts.
•	Failure to obtain permitting, right-of-way access and other tactical considerations prior to the commencement of work could delay the commencement of work on projects or cause modifications of work plans, potentially resulting in lower margins.
•	Multi-employer pension plan obligations related to our unionized workforce could adversely impact our earnings.

•	Our results of operations could be adversely affected as a result of asset impairments.
•	We may not have access in the future to sufficient funding to finance desired growth and operations.
•	We rely on information, communications and data systems in our operations and we or our business partners may be subject to failures, interruptions or breaches of such systems, which could affect our operations or our competitive position, expose sensitive information or damage our reputation.
•	Our operations are subject to a number of operational risks which may result in unexpected costs or liabilities.
•	Opportunities associated with government contracts could lead to increased governmental regulation applicable to us.
•	Changes in our interpretation of tax laws could impact the determination of our income tax liabilities.
•	The nature of our business exposes us to potential liability for warranty claims and faulty engineering, which may reduce our profitability.
•	Our stock may experience significant price and volume fluctuations and future issuances of our common stock could lead to dilution of our issued and outstanding common stock.
•	Risks associated with operating in the Canadian market could restrict our ability to expand and harm our business and prospects.
•	Our failure to comply with the laws applicable to our Canadian activities, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, could have an adverse effect on us.
•	If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which could have a material adverse effect on our business or the market price of our common stock.
•	An increase in the prices of certain materials and commodities used in our business could adversely affect our business.
•	Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
•	Certain provisions in our organizational documents and Delaware law could delay or prevent a change in control of our company.
•	We are subject to risks associated with climate change.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the three months ended March 31, 2020 and 2019, including instruments for trading, hedging or speculating on changes in interest rates or commodity prices of materials used in our business.

As of March 31, 2020, we had $101.6 million of debt outstanding under the Facility. Borrowings under the Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and Adjusted LIBOR. If the prime rate, federal funds rate or Adjusted LIBOR increased, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. If market rates of interest on all our revolving debt as of March 31, 2020, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $1.0 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of March 31, 2020, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by the same amount.

Borrowings under our Equipment Notes are at fixed rates established on the date the respective Equipment Note was executed.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

For the year ended December 31, 2019, management’s assessment of our internal control over financial reporting excluded the internal control over financial reporting of CSI Electrical Contractors, Inc., which was acquired on July 15, 2019. Pursuant to the SEC’s general guidance that a recently acquired business may be omitted from the scope of an assessment in the year of the acquisition, the scope of our assessment does not include CSI Electrical Contractors, Inc. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020 will include CSI Electrical Contractors, Inc. As of March 31, 2020, CSI Electrical Contractors, Inc. represented a total of approximately 15.7% and 20.6% of total assets and net assets, respectively, and 14.8% and 1.9% of contract revenues and income before income taxes, respectively, for the year then ended.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For discussion regarding legal proceedings, please refer to Note 9–Commitments and Contingencies—Litigation and Other Legal Matters in the accompanying notes to our Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

We face a number of risks that could materially and adversely affect our business, employees, liquidity, financial condition, results of operations and cash flows. A discussion of our risk factors can be found in Item 1A. “Risk Factors” in our 2019 Annual Report. The information below includes additional risks relating to the COVID-19 pandemic. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. “Risk Factors” in our 2019 Annual Report, any of which could have a material effect on us.

The COVID-19 pandemic may have an adverse impact on our business, employees, liquidity, financial condition, results of operations and cash flows.

In December 2019, there was an outbreak of a novel strain of coronavirus (COVID-19) in China that has since spread to nearly all regions of the world. The outbreak was subsequently declared a pandemic by the World Health Organization in March 2020. To date, the COVID-19 outbreak and preventative measures taken to contain or mitigate the outbreak have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas and significant disruption in the financial markets both globally and in the United States and Canada.

In response to the pandemic and related mitigation measures, we began implementing changes in our business in March 2020 in an effort to protect our employees and customers, and to support appropriate health and safety protocols, including implementing remote, alternative and flexible work arrangements, where possible. While these measures have been necessary and appropriate, they could result in higher operating costs and could adversely impact our business, including certain operational, reporting, accounting or other processes. In addition, an extended period of remote work arrangements could impair our ability to effectively manage our business, and introduce additional operational risks, including but not limited to cybersecurity risks and increased vulnerability to security breaches, cyber-attacks, computer viruses, ransomware, or other similar events and intrusions.

As our response to the pandemic evolves, we may incur additional costs and could experience adverse impacts to our business, each of which may be significant. We have focused on controlling our costs and capital expenditures to preserve our ability to continue to fund our operations and may need to take additional actions to reduce spending in the future. Although we are unable to predict the ultimate impact of the COVID-19 outbreak at this time, the pandemic could adversely affect, our business, employees, liquidity, financial condition, results of operations and cash flows. Such effects may be material and the potential impacts include, but are not limited to:

•	disruptions in our supply chain due to transportation delays, travel restrictions, raw material cost increases and shortages, and closures of businesses or facilities;
•	reductions in our operating effectiveness due to workforce disruptions resulting from “shelter in place” and “stay at home” orders, and the unavailability of key personnel necessary to conduct our business activities; and
•	volatility in the global financial markets, which could have a negative impact on our ability to access capital and additional sources of financing in the future.

The situation surrounding COVID-19 remains fluid, and given its inherent uncertainty, the pandemic may have an adverse impact on our business in the near term. Should these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, may have a material adverse effect on our business, employees, liquidity, financial condition, results of operations and cash flows. In addition, we cannot predict the impact that COVID-19 will have on our customers and suppliers, and any adverse impacts on these parties may have a material adverse impact on our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances of Common Stock. On February 27, 2020, 936 unregistered shares of our common stock, valued in the aggregate at $23,999 were issued to directors of the Company who elected to receive a portion of their director retainer fee in stock in lieu of cash. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 for an issuance not involving a public offering.

Purchases of Common Stock. The following table includes all of the Company’s repurchases of common stock for the periods shown. Repurchased shares are retired and returned to authorized but unissued common stock.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)

January 1, 2020 - January 31, 2020	—	$—	—	$—
February 1, 2020 - February 29, 2020	2,618	$27.28	—	$—
March 1, 2020 - March 31, 2020	17,523	$20.16	—	$—
Total	20,141	$21.08	—

______________________________

(1) This column includes all repurchases of common stock to satisfy tax obligations on the vesting of restricted stock under the 2007 Long-Term Incentive Plan and 2017 Long-Term Incentive Plan (as amended).

(2) The Company’s share repurchase program expired in 2019.

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

______________________________

†	Filed herewith
*	Electronically filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC.
(Registrant)

April 29, 2020	/s/ BETTY R. JOHNSON
Betty R. Johnson Senior Vice President, Chief Financial Officer and Treasurer