Form 10-Q
period 2020-06-30
MYR GROUP INC.
filed 2020-07-29
CIK 700923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
(Nasdaq Global Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧
Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of July 24, 2020, there were 16,708,925 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

MYR GROUP INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands, except share and per share data)	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,991	$12,397
Accounts receivable, net of allowances of $3,186 and $3,364, respectively	341,514	388,479
Contract assets, net of allowances of $393 and $147, respectively	224,275	217,109
Current portion of receivable for insurance claims in excess of deductibles	9,129	6,415
Refundable income taxes	—	1,973
Other current assets	10,007	12,811
Total current assets	594,916	639,184
Property and equipment, net of accumulated depreciation of $284,385 and $272,865, respectively	181,711	185,344
Operating lease right-of-use assets	24,555	22,958
Goodwill	66,051	66,060
Intangible assets, net of accumulated amortization of $13,311 and $10,880, respectively	52,486	54,940
Receivable for insurance claims in excess of deductibles	23,328	30,976
Investment in joint ventures	3,186	4,722
Other assets	3,853	3,687
Total assets	$950,086	$1,007,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,186	$8,737
Current portion of operating lease obligations	6,864	6,205
Current portion of finance lease obligations	893	1,135
Accounts payable	154,902	192,107
Contract liabilities	128,702	105,486
Current portion of accrued self-insurance	20,005	18,780
Other current liabilities	84,982	64,364
Total current liabilities	403,534	396,814
Deferred income tax liabilities	21,515	20,945
Long-term debt	74,782	157,087
Accrued self-insurance	40,946	48,024
Operating lease obligations, net of current maturities	17,788	16,884
Finance lease obligations, net of current maturities	-	338
Other liabilities	2,071	3,304
Total liabilities	560,636	643,396
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares;
16,708,559 and 16,648,616 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	167	166
Additional paid-in capital	154,594	152,532
Accumulated other comprehensive loss	(398)	(446)
Retained earnings	235,083	212,219
Total stockholders’ equity attributable to MYR Group Inc.	389,446	364,471
Noncontrolling interest	4	4
Total stockholders’ equity	389,450	364,475
Total liabilities and stockholders’ equity	$950,086	$1,007,871

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019

Contract revenues	$513,051	$448,776	$1,031,521	$916,870
Contract costs	451,746	405,613	908,584	830,831
Gross profit	61,305	43,163	122,937	86,039
Selling, general and administrative expenses	41,199	33,944	86,245	66,931
Amortization of intangible assets	1,203	735	2,431	1,469
Gain on sale of property and equipment	(439)	(926)	(1,489)	(1,397)
Income from operations	19,342	9,410	35,750	19,036
Other income (expense):
Interest income	4	—	6	—
Interest expense	(1,315)	(1,168)	(2,828)	(2,373)
Other income (expense), net	321	582	(574)	1,328
Income before provision for income taxes	18,352	8,824	32,354	17,991
Income tax expense	4,967	2,466	9,037	5,013
Net income	13,385	6,358	23,317	12,978
Less: net loss attributable to noncontrolling interest	—	(849)	—	(1,582)
Net income attributable to MYR Group Inc.	$13,385	$7,207	$23,317	$14,560
Income per common share attributable to MYR Group Inc.:
—Basic	$0.80	$0.43	$1.40	$0.88
—Diluted	$0.80	$0.43	$1.39	$0.87
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,685	16,600	16,656	16,557
—Diluted	16,765	16,704	16,751	16,682

Net income	$13,385	$6,358	$23,317	$12,978
Other comprehensive income (loss):
Foreign currency translation adjustment	(39)	(123)	48	(200)
Other comprehensive income (loss)	(39)	(123)	48	(200)
Total comprehensive income	13,346	6,235	23,365	12,778
Less: net loss attributable to noncontrolling interest	—	(849)	—	(1,582)
Total comprehensive income attributable to MYR Group Inc.	$13,346	$7,084	$23,365	$14,360

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated		MYR
				Additional	Other		Group Inc.
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Noncontrolling
(in thousands)	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Interest	Total

Balance at December 31, 2018	—	16,565	$165	$148,276	$(193)	$174,736	$322,984	$1,480	$324,464
Net income (loss)	—	—	—	—	—	7,353	7,353	(733)	6,620
Stock issued under compensation plans, net	—	68	—	282	—	—	282	—	282
Stock-based compensation expense	—	—	—	951	—	—	951	—	951
Shares repurchased	—	(23)	—	(571)	—	(207)	(778)	—	(778)
Other comprehensive loss	—	—	—	—	(77)	—	(77)	—	(77)
Stock issued - other	—	—	12	—	—	—	12	—	12
Balance at March 31, 2019	—	16,610	177	148,938	(270)	181,882	330,727	747	331,474
Net income (loss)	—	—	—	—	—	7,207	7,207	(849)	6,358
Stock issued under compensation plans, net	—	33	1	1	—	—	2	—	2
Stock-based compensation expense	—	—	—	1,202	—	—	1,202	—	1,202
Other comprehensive income	—	—	—	—	(123)	—	(123)	—	(123)
Stock issued - other	—	1	(12)	36	—	—	24	—	24
Balance at June 30, 2019	$—	16,644	$166	$150,177	$(393)	$189,089	$339,039	$(102)	$338,937

Balance at December 31, 2019	—	16,649	$166	$152,532	$(446)	$212,219	$364,471	$4	$364,475
Net income	—	—	—	—	—	9,932	9,932	—	9,932
Adjustment to adopt ASC 326	—	—	—	—	—	(268)	(268)	—	(268)
Stock issued under compensation plans, net	—	55	—	82	—	—	82	—	82
Stock-based compensation expense	—	—	—	1,080	—	—	1,080	—	1,080
Shares repurchased	—	(20)	—	(241)	—	(185)	(426)	—	(426)
Other comprehensive income	—	—	—	—	87	—	87	—	87
Stock issued - other	—	1	—	24	—	—	24	—	24
Balance at March 31, 2020	—	16,685	166	153,477	(359)	221,698	374,982	4	374,986

Net income	—	—	—	—	—	13,385	13,385	—	13,385
Stock issued under compensation plans, net	—	23	1	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	1,093	—	—	1,093	—	1,093
Other comprehensive income	—	—	—	—	(39)	—	(39)	—	(39)
Stock issued - other	—	1	—	24	—	—	24	—	24
Balance at June 30, 2020	$—	16,709	$167	$154,594	$(398)	$235,083	$389,446	$4	$389,450

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
(in thousands)	2020	2019

Cash flows from operating activities:
Net income	$23,317	$12,978
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	21,324	19,714
Amortization of intangible assets	2,431	1,469
Stock-based compensation expense	2,173	2,153
Deferred income taxes	537	23
Gain on sale of property and equipment	(1,489)	(1,397)
Other non-cash items	267	783
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	46,353	(24,468)
Contract assets, net	(7,658)	(14,218)
Receivable for insurance claims in excess of deductibles	4,934	568
Other assets	7,198	(3,552)
Accounts payable	(38,342)	27,242
Contract liabilities	23,271	(5,035)
Accrued self insurance	(5,843)	(692)
Other liabilities	19,450	(8,169)
Net cash flows provided by operating activities	97,923	7,399
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,633	1,658
Purchases of property and equipment	(16,938)	(27,961)
Net cash flows used in investing activities	(15,305)	(26,303)
Cash flows from financing activities:
Net repayments under revolving lines of credit	(70,423)	(5,896)
Borrowings under equipment notes	—	24,038
Payment of principal obligations under equipment notes	(13,433)	(1,455)
Payment of principal obligations under finance leases	(616)	(575)
Proceeds from exercise of stock options	82	284
Repurchase of common shares	(425)	(778)
Other financing activities	49	36
Net cash flows provided by (used in) financing activities	(84,766)	15,654
Effect of exchange rate changes on cash	(258)	98
Net decrease in cash and cash equivalents	(2,406)	(3,152)
Cash and cash equivalents:
Beginning of period	12,397	7,507
End of period	$9,991	$4,355

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

The current COVID-19 pandemic has had a significant impact on the global economy, including the US and Canadian economies, during the first and second quarters of 2020. As the situation continues to evolve, the Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers, subcontractors, suppliers, vendors and employees. The COVID-19 pandemic caused a slowdown of our projects due to specific state, local, municipal and customer mandated stay-at-home orders and new project requirements that were established to protect construction workers and the general public, most of which impacted our C&I segment in the second quarter of 2020. Although the majority of stay-at-home orders were phased out at the end of the second quarter, we are still experiencing impacts associated with the COVID-19 project specific protocols. We expect the project specific requirements to remain in place which will continue to impact project schedules and workflow going forward.

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

Basis of Presentation

Interim Consolidated Financial Information

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income, stockholders’ equity and cash flows with respect to the interim consolidated financial statements, have been included. Certain reclassifications were made to prior year amounts to conform to the current year presentation. The consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements as of that date. The results of operations and comprehensive income are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 4, 2020 (the "2019 Annual Report").

Foreign Currency

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and ineffective long-term monetary assets and liabilities are recorded in the “other income, net” line on the consolidated statements of operations. Foreign currency gains, recorded in other income, net, for the six months ended June 30, 2020 were not significant. Foreign currency gains, recorded in other income, net, for the six months ended June 30, 2019 were $0.1 million. Effective foreign currency transaction gains and losses, arising primarily from long-term monetary assets and liabilities, are recorded in the foreign currency translation adjustment line on the consolidated statements of comprehensive income.

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

As of June 30, 2020 and 2019, the Company had recognized revenues of $40.1 million and $21.4 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods.

The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended June 30, 2020, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.2%, which resulted in increases in operating income of $1.2 million, net income attributable to MYR Group Inc. of $0.9 million and diluted earnings per common share attributable to MYR Group Inc. of $0.05. During the six months ended June 30, 2020, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.1%, which resulted in decreases in operating income of $0.7 million, net income attributable to MYR Group Inc. of $0.5 million and diluted earnings per common share attributable to MYR Group Inc. of $0.03.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial instruments, including trade receivables and off-balance sheet credit exposures. Under this guidance, an entity is required to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. This ASU also requires disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. On January 1, 2020, the Company adopted this ASU resulting in a $0.3 million cumulative-effect adjustment to retained earnings associated with the increase in the Company’s allowance for doubtful accounts. Additionally, in connection with the adoption of this ASU the Company adjusted its presentation for allowance for doubtful accounts associated with unbilled revenue, which represents a portion of the Company’s contract assets, and were previously classified as accounts receivable net of allowances. Total allowance for doubtful accounts associated with contract assets as of June 30, 2020 and at the time of adopting this ASU were $0.4 million. The Company’s consolidated balance sheet as of December 31, 2019 and consolidated statements of cash flows for the year ended December 31, 2019 have not been adjusted for this change in treatment of allowance for doubtful accounts associated with unbilled revenue. See Note 3–Contract Assets and Liabilities for further information related to the Company’s contract assets.

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

The purchase agreement also includes contingent consideration provisions for margin guarantee adjustments based upon contract performance subsequent to the acquisition. The contracts were valued at fair value at the acquisition date, causing no margin guarantee estimate or adjustments for fair value. Changes in contract estimates, such as modified costs to complete or change order recognition, will result in changes to these margin guarantee estimates. Changes in contingent consideration, subsequent to the acquisition, related to the margin guarantee adjustments on contracts of approximately $0.4 million were recorded in other income for the three months ended June 30, 2020 and $0.6 million were recorded in other expense for six months ended June 30, 2020. Future margin guarantee adjustments, if any, are expected to be recognized through 2020. The Company could also be required to make compensation payments contingent on the successful achievement of certain performance targets and continued employment of certain key executives of CSI. These payments are recognized as compensation expense on the Company’s consolidated statements of operations as incurred. For the three and six months ended June 30, 2020, the Company recognized $0.7 million and $1.1 million, respectively, of compensation expense associated with these contingent payments.

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

The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.4 million as of June 30, 2020 and $0.1 million as of December 31, 2019.

Contract assets consisted of the following:

	June 30,	December 31,
(in thousands)	2020	2019	Change

Unbilled revenue, net	$135,289	$126,087	$9,202
Contract retainages, net	88,986	91,022	(2,036)
Contract assets, net	$224,275	$217,109	$7,166

The Company’s consolidated balance sheets present contract liabilities which contain deferred revenue and an accrual for contracts in a loss provision.

Contract liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2020	2019	Change

Deferred revenue	$126,446	$102,673	$23,773
Accrued loss provision	2,256	2,813	(557)
Contract liabilities	$128,702	$105,486	$23,216

The following table provides information about contract assets and contract liabilities from contracts with customers:

	June 30,	December 31,
(in thousands)	2020	2019	Change

Contract assets, net	$224,275	$217,109	$7,166
Contract liabilities	(128,702)	(105,486)	(23,216)
Net contract assets (liabilities)	$95,573	$111,623	$(16,050)

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $16.9 million and $43.0 million for the three and six months ended June 30, 2020, respectively. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $4.4 million and $32.0 million for the three and six months ended June 30, 2019, respectively. This revenue consists primarily of work performed on previous billings to customers.

The net asset position for contracts in process consisted of the following:

	June 30,	December 31,
(in thousands)	2020	2019

Costs and estimated earnings on uncompleted contracts	$3,547,242	$3,532,886
Less: billings to date	3,538,399	3,509,472
	$8,843	$23,414

The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

	June 30,	December 31,
(in thousands)	2020	2019

Unbilled revenue	$135,289	$126,087
Deferred revenue	(126,446)	(102,673)
	$8,843	$23,414

4. Lease Obligations

From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to six years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At June 30, 2020, the Company had several leases with residual value guarantees, due to the acquisition of CSI. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.

The following is a summary of the lease-related assets and liabilities recorded:

(in thousands)		June 30,	December 31,
Assets	Classification on the Consolidated Balance Sheet	2020	2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$24,555	$22,958
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	934	1,478
Total right-of-use lease assets		$25,489	$24,436

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$6,864	$6,205
Finance lease obligations	Current portion of finance lease obligations	893	1,135
Total current obligations		7,757	7,340
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	17,788	16,884
Finance lease obligations	Finance lease obligations, net of current maturities	—	338
Total non-current obligations		17,788	17,222
Total lease obligations		$25,545	$24,562

The following is a summary of the lease terms and discount rates:

	June 30,	December 31,
	2020	2019
Weighted-average remaining lease term - finance leases	0.9 years	1.4 years
Weighted-average remaining lease term - operating leases	3.73 years	3.9 years
Weighted-average discount rate - finance leases	2.5%	2.5%
Weighted-average discount rate - operating leases	3.9%	3.8%

The following is a summary of certain information related to the lease costs for finance and operating leases:

	Three months ended		Six months ended
(in thousands)	June 30,		June 30,
	2020	2019	2020	2019
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$247	$274	$497	$547
Interest on lease liabilities	9	17	20	37
Operating lease cost	2,296	1,472	4,563	2,929
Short-term lease cost	—	—	—	15
Variable lease costs	76	67	153	132
Total lease cost	$2,628	$1,830	$5,233	$3,660

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Six months ended June 30,
(in thousands)	2020	2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,335	$2,943
Right-of-use asset obtained in exchange for new operating lease obligations	$5,111	$1,234

The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under financial leases, less interest, and under operating leases, less imputed interest, as of June 30, 2020 were as follows:

	Finance	Operating	Total
	Lease	Lease	Lease
(in thousands)	Obligations	Obligations	Obligations

Remainder of 2020	$578	$4,661	$5,239
2021	330	8,256	8,586
2022	—	6,909	6,909
2023	—	5,003	5,003
2024	—	2,471	2,471
2025	—	973	973
Thereafter	—	795	795
Total minimum lease payments	908	29,068	29,976
Financing component	(15)	(4,416)	(4,431)
Net present value of minimum lease payments	893	24,652	25,545
Less: current portion of finance and operating lease obligations	(893)	(6,864)	(7,757)
Long-term finance and operating lease obligations	$—	$17,788	$17,788

The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.

Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at market rental rates. As of June 30, 2020, the minimum lease payments required under these leases totaled $3.9 million, which are due over the next 4.0 years.

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

As of June 30, 2020 and December 31, 2019, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of June 30, 2020, the fair values of the Company’s long-term debt and finance lease obligations were based on Level 2 inputs. As of December 31, 2019, the fair values of the Company's long-term debt and finance lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at June 30, 2020 and December 31, 2019, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s finance lease obligations also approximated fair value.

6. Debt

The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

					Outstanding	Outstanding
					Balance as of	Balance as of
		Stated Interest	Payment	Term	June 30,	December 31,
(dollar amounts in thousands)	Inception Date	Rate (per annum)	Frequency	(years)	2020	2019

Credit Agreement
Revolving loans	9/13/2019	Variable	Variable	5	$33,397	$103,820

Equipment Notes
Equipment Note 1	9/28/2018	4.16%	Semi-annual	5	—	10,643
Equipment Note 2	9/28/2018	4.23%	Semi-annual	7	10,643	11,200
Equipment Note 3	12/31/2018	3.97%	Semi-annual	5	1,779	1,953
Equipment Note 4	12/31/2018	4.02%	Semi-annual	7	2,003	2,108
Equipment Note 5	12/31/2018	4.01%	Semi-annual	7	1,649	1,751
Equipment Note 6	6/25/2019	2.89%	Semi-annual	7	13,596	14,286
Equipment Note 7	6/24/2019	3.09%	Semi-annual	5	8,359	9,033
Equipment Note 8	12/27/2019	2.75%	Semi-annual	5	6,008	6,496
Equipment Note 9	12/24/2019	3.01%	Semi-annual	7	4,534	4,534
					48,571	62,004
Total debt					81,968	165,824
Less: current portion of long-term debt					(7,186)	(8,737)
Long-term debt					$74,782	$157,087

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

Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 0.75%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on the Company’s consolidated leverage ratio (the “Leverage Ratio”) which is defined in the Credit Agreement as Consolidated Total Indebtedness (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.00% to 1.75% for non-performance letters of credit or 0.50% to 0.875%

for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.15% to 0.25%, based on the Company’s consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.50 or the Company's consolidated Liquidity (as defined in the Credit Agreement) is less than $50 million. The weighted average interest rate on borrowings outstanding on the Facility for the six months ended June 30, 2020 was 2.44% per annum.

Under the Credit Agreement, the Company is subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of June 30, 2020.

As of June 30, 2020, the Company had letters of credit outstanding under the Facility of approximately $10.5 million, including $10.0 million related to the Company's payment obligation under its insurance programs and approximately $0.5 million related to contract performance obligations.

As of December 31, 2019, the Company had letters of credit outstanding under the Facility of approximately $10.6 million, including $10.0 million related to the Company's payment obligation under its insurance programs and approximately $0.6 million related to contract performance obligations.

The Company had remaining deferred debt issuance costs totaling $1.3 million as of June 30, 2020, related to the line of credit. As permitted under ASU No. 2015-15, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.

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

As of June 30, 2020, the Company had eight Equipment Notes outstanding under the Master Loan Agreements that are collateralized by equipment and vehicles owned by the Company. The following table sets forth our remaining principal payments for the Company’s outstanding Equipment Notes as of June 30, 2020:

Future
Equipment Notes
(in thousands)	Principal Payments

Remainder of 2020	$4,034
2021	6,356
2022	6,568
2023	7,246
2024	8,923
2025	8,853
Thereafter	6,591
Total future principal payments	$48,571
Less: current portion of equipment notes	(7,186)
Long-term principal obligations	$41,385

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

The components of the Company’s revenue by contract type for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30, 2020
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$126,350	45.7%	$187,662	79.4%	$314,012	61.2%
Unit price	84,629	30.6	19,047	8.1	103,676	20.2
T&E	61,632	22.3	21,752	9.2	83,384	16.3
Other	4,148	1.4	7,831	3.3	11,979	2.3
	$276,759	100.0%	$236,292	100.0%	$513,051	100.0%

	Three months ended June 30, 2019
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$119,572	46.7%	$115,117	59.7%	$234,689	52.3%
Unit price	52,162	20.4	12,855	6.7	65,017	14.5
T&E	76,841	30.0	37,193	19.3	114,034	25.4
Other	7,335	2.9	27,701	14.3	35,036	7.8
	$255,910	100.0%	$192,866	100.0%	$448,776	100.0%

The components of the Company’s revenue by contract type for the six months ended June 30, 2020 and 2019 were as follows:

	Six months ended June 30, 2020
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$247,352	46.1%	$406,201	82.0%	$653,553	63.4%
Unit price	147,939	27.6	37,123	7.5	185,062	17.9
T&E	129,683	24.2	37,554	7.6	167,237	16.2
Other	11,055	2.1	14,614	2.9	25,669	2.5
	$536,029	100.0%	$495,492	100.0%	$1,031,521	100.0%

	Six months ended June 30, 2019
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$252,896	47.9%	$248,828	64.1%	$501,724	54.7%
Unit price	103,356	19.6	22,843	5.9	126,199	13.8
T&E	153,149	29.0	49,724	12.8	202,873	22.1
Other	19,057	3.5	67,017	17.2	86,074	9.4
	$528,458	100.0%	$388,412	100.0%	$916,870	100.0%

The components of the Company’s revenue by market type for the three months ended June 30, 2020 and 2019 were as follows:

	Three months ended June 30, 2020			Three months ended June 30, 2019
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$181,189	35.3%	T&D	$169,466	37.8%	T&D
Distribution	95,570	18.6	T&D	86,444	19.2	T&D
Electrical construction	236,292	46.1	C&I	192,866	43.0	C&I
Total revenue	$513,051	100.0%		$448,776	100.0%

The components of the Company’s revenue by market type for the six months ended June 30, 2020 and 2019 were as follows:

	Six months ended June 30, 2020			Six months ended June 30, 2019
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$352,755	34.2%	T&D	$357,231	39.0%	T&D
Distribution	183,274	17.8	T&D	171,227	18.6	T&D
Electrical construction	495,492	48.0	C&I	388,412	42.4	C&I
Total revenue	$1,031,521	100.0%		$916,870	100.0%

Remaining Performance Obligations

As of June 30, 2020, the Company had $1.45 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.

The following table summarizes the amount of remaining performance obligations as of June 30, 2020 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months.

	Remaining Performance Obligations at June 30, 2020
		Amount estimated to not be	Total at
(in thousands)	Total	recognized within 12 months	December 31, 2019

T&D	$421,472	$40,418	$381,850
C&I	1,025,097	191,528	1,027,193
Total	$1,446,569	$231,946	$1,409,043

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

8. Income Taxes

The U.S. federal statutory tax rate was 21% for each of the three and six months ended June 30, 2020 and 2019. The Company’s effective tax rate for the three and six months ended June 30, 2020 was 27.1% and 27.9%, respectively, of pretax income compared to the effective tax rate for the three and six months ended June 30, 2019 of 27.9%.

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and six months ended June 30, 2020 was primarily due to state income taxes and foreign earnings and the associated impact of the global intangible low tax income (“GILTI”).

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and six months ended June 30, 2019, was primarily due to state income taxes offset by the impact of the Company’s noncontrolling interest.

The Company had unrecognized tax benefits of approximately $0.2 million as of June 30, 2020 and December 31, 2019, which were included in other liabilities in the accompanying consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three and six months ended June 30, 2020 and 2019.

The Company is subject to taxation in various jurisdictions. The Company’s 2017 and 2018 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2015 through 2018.

9. Commitments and Contingencies

Purchase Commitments

As of June 30, 2020, the Company had approximately $5.5 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur over the next five months.

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

Performance and Payment Bonds and Parent Guarantees

In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of June 30, 2020, an aggregate of approximately $1.079 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $452.0 million as of June 30, 2020.

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

10. Stock-Based Compensation

The Company maintains two equity compensation plans under which stock-based compensation has been granted: the 2017 Long-Term Incentive Plan (which was amended and restated as of April 23, 2020) (the “LTIP”) and the 2007 Long-Term Incentive Plan (the “2007 Plan”). Upon the adoption of the original LTIP in 2017, awards were no longer granted under the 2007 Plan. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) restricted stock units, (f) performance share awards, (g) phantom stock units, (h) stock bonuses, (i) dividend equivalents, and (j) any combination of such grants.

Ordinarily the number of restricted stock awards and ROIC-based performance share awards are determined by dividing the amount of the equity compensation award allocated to each award type, by the closing price of the Company’s common stock on the date of the grant. However, as a result of the negative impact of the COVID-19 pandemic on the Company’s stock price during late March and early April of 2020, the Company’s compensation committee elected to utilize the Company's average closing stock price during the last 30 trading days of 2019 to determine the number of restricted stock and ROIC-based performance shares granted in 2020. The use of this 30-trading day average resulted in the utilization of an average stock price of $33.57, instead of the grant date closing stock price of $26.75.

The Company has outstanding grants of time-vested stock awards in the form of restricted stock awards and restricted stock units. During the six months ended June 30, 2020, the Company granted 104,857 shares of time-vested stock awards under the LTIP to employees and to our non-employee directors at a weighted average grant date fair value of $26.75. These time-vested stock awards granted to non-employee directors vest over one year, time-vested stock awards granted to employees vest ratably on April 27, 2021, March 23, 2022 and March 23, 2023. During the six months ended June 30, 2020, 77,397 shares of time-vested stock awards vested at a weighted average grant date fair value of $34.31.

During the six months ended June 30, 2020, the Company granted 79,788 performance share awards under the LTIP at target, which cliff vest on December 31, 2022, at a weighted average grant date fair value of $34.10. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares awarded, based upon the Company’s performance compared to certain metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to target, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards granted cliff vest upon attainment of the stated performance targets and minimum service requirements and are paid in shares of the Company’s common stock.

During the six months ended June 30, 2020, plan participants exercised options to purchase 4,575 shares of the Company’s common stock with a weighted average exercise price of $17.85.

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

The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Contract revenues:
T&D	$276,759	$255,910	$536,029	$528,458
C&I	236,292	192,866	495,492	388,412
	$513,051	$448,776	$1,031,521	$916,870
Income from operations:
T&D	$23,838	$16,050	$41,802	$30,980
C&I	8,958	4,512	18,270	9,570
General Corporate	(13,454)	(11,152)	(24,322)	(21,514)
	$19,342	$9,410	$35,750	$19,036

For the three and six months ended June 30, 2020, contract revenues attributable to the Company’s Canadian operations were $20.9 million and $39.0 million, respectively, predominantly in the C&I segment. For the three and six months ended June 30, 2019, contract revenues attributable to the Company’s Canadian operations were $20.8 million and $33.5 million, respectively, predominantly in the C&I segment.

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

The acquired joint venture made no distributions to its partners, and the Company made no capital contributions to the joint venture, during the three and six months ended June 30, 2020. Additionally, there have been no changes in ownership during the three and six months ended June 30, 2020. The project associated with this joint venture was substantially completed in 2019.

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

Net income attributable to MYR Group Inc. and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019

Numerator:
Net income attributable to MYR Group Inc.	$13,385	$7,207	$23,317	$14,560

Denominator:
Weighted average common shares outstanding	16,685	16,600	16,656	16,557
Weighted average dilutive securities	80	104	95	125
Weighted average common shares outstanding, diluted	16,765	16,704	16,751	16,682

Income per common share attributable to MYR Group Inc.:
Basic	$0.80	$0.43	$1.40	$0.88
Diluted	$0.80	$0.43	$1.39	$0.87

For the three and six months ended June 30, 2020 and 2019, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s unvested time-vested stock awards were included in the computation of weighted average dilutive securities.

The following table summarizes the shares of common stock underlying the Company’s unexercised stock options, unvested time-vested stock awards and unvested performance awards that were excluded from the calculation of dilutive securities:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Time-vested stock awards	44	—	—	—
Performance awards	110	73	110	73

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The current COVID-19 pandemic has had a significant impact on the global economy, including the US and Canadian economies, during the first and second quarters of 2020. As the situation continues to evolve, the Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers, subcontractors, suppliers, vendors and employees. The COVID-19 pandemic caused a slowdown of our projects due to specific state, local, municipal and customer mandated stay-at-home orders and new project requirements that were established to protect construction workers and the general public, most of which impacted our C&I segment in the second quarter of 2020. Although the majority of stay-at-home orders were phased-out at the end of the second quarter, we are still experiencing impacts associated with the COVID-19 project specific protocols. We expect the project specific requirements to remain in place which will continue to impact project schedules and workflow going forward.

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

We had consolidated revenues for the six months ended June 30, 2020 of $1.0 billion, of which 52.0% was attributable to our T&D customers and 48.0% was attributable to our C&I customers. Our consolidated revenues for the six months ended June 30, 2019 were $916.9 million. For the six months ended June 30, 2020, our net income attributable to MYR Group Inc. and EBITDA(1) were $23.3 million and $58.9 million, respectively, compared to $14.6 million and $41.5 million, respectively, for the six months ended June 30, 2019.

We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new sources of renewable generation. Consequently, we believe we will continue to see significant bidding activity on large transmission projects over the next two years. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in 2020 will not likely occur before 2021. Bidding and construction activity for small to medium-size transmission projects and upgrades remains steady, and we expect this trend to continue, primarily due to reliability and economic drivers. However, in light of the current COVID-19 environment, we believe there may be a slowdown of construction activity in the transmission market in 2020, the recovery of which will be dependent upon the pace and timing of the United States recovery from the COVID-19 pandemic.

Because of reduced spending by United States utilities on their distribution systems for several years, we believe there is a need for sustained investment by utilities on their distribution systems to properly maintain or meet reliability requirements. We believe the increased hurricane activity over the past several years and recent destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and staffing constraints. We believe electric utility employee retirements could increase with further economic recovery, which may result in an increase in outsourcing opportunities. We expect to see an incremental increase in distribution opportunities in the United States in 2021, however, in light of the current COVID-19 environment we believe there may be a slowdown of construction activity in distribution systems in 2020, the recovery of which will be dependent upon the pace and timing of the United States recovery from the COVID-19 pandemic.

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

implement strategies that further expand our capabilities and allow opportunities to provide prudent capital returns. On July 15, 2019, we completed the acquisition of substantially all the assets of CSI Electrical Contractors, Inc. (“CSI”), which expanded our C&I operations in California. The total consideration was approximately $80.7 million, funded through borrowings under our credit facility. We ended the second quarter of 2020 with $280.2 million available under our credit facility. We believe that our financial position, positive cash flows and other operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve, including new challenges and uncertainties associated with the COVID-19 pandemic, and give us the flexibility to successfully execute our strategies. In light of the uncertainties around the economic impacts from the COVID-19 pandemic, we are focused on controlling our costs and capital expenditures to preserve our ability to continue to fund our operations; however, we continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.

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

Our backlog was $1.55 billion at June 30, 2020, compared to $1.50 billion at December 31, 2019 and $1.16 billion at June 30, 2019. Our backlog at June 30, 2020 increased 0.5% from March 31, 2020. Backlog in the T&D segment increased $64.0 million and C&I backlog decreased $55.6 million compared to March 31, 2020. Our backlog as of June 30, 2020 included our proportionate share of joint venture backlog totaling $28.7 million, compared to $42.1 million at March 31, 2020.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at June 30, 2020
		Amount estimated to not	Total backlog at
(in thousands)	Total	be recognized within 12 months	December 31, 2019

T&D	$520,803	$40,418	$469,898
C&I	1,027,855	191,528	1,029,305
Total	$1,548,658	$231,946	$1,499,203

Project Bonding Requirements and Parent Guarantees

A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our sureties for claims against our surety bonds. As of June 30, 2020, we had approximately $1.079 billion in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $452.0 million as of June 30, 2020.

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

Consolidated Results of Operations

The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended				Six months ended
	June 30,				June 30,
	2020		2019		2020		2019
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Contract revenues	$513,051	100.0%	$448,776	100.0%	$1,031,521	100.0%	$916,870	100.0%
Contract costs	451,746	88.1	405,613	90.4	908,584	88.1	830,831	90.6
Gross profit	61,305	11.9	43,163	9.6	122,937	11.9	86,039	9.4
Selling, general and
administrative expenses	41,199	8.0	33,944	7.6	86,245	8.4	66,931	7.3
Amortization of intangible assets	1,203	0.2	735	0.2	2,431	0.2	1,469	0.2
Gain on sale of property and
equipment	(439)	(0.1)	(926)	(0.2)	(1,489)	(0.2)	(1,397)	(0.2)
Income from operations	19,342	3.8	9,410	2.0	35,750	3.5	19,036	2.1
Other income (expense)
Interest income	4	—	—	—	6	—	—	—
Interest expense	(1,315)	(0.3)	(1,168)	(0.3)	(2,828)	(0.3)	(2,373)	(0.3)
Other income (expense), net	321	0.1	582	0.1	(574)	(0.1)	1,328	0.1
Income before provision for income taxes	18,352	3.6	8,824	1.8	32,354	3.1	17,991	1.9
Income tax expense	4,967	1.0	2,466	0.4	9,037	0.8	5,013	0.5
Net income	13,385	2.6	6,358	1.4	23,317	2.3	12,978	1.4
Less: net loss attributable to noncontrolling interest	—	—	(849)	(0.2)	—	—	(1,582)	(0.2)
Net income attributable to MYR Group Inc.	$13,385	2.6%	$7,207	1.6%	$23,317	2.3%	$14,560	1.6%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues. Revenues were $513.1 million for the three months ended June 30, 2020 compared to $448.8 million for the three months ended June 30, 2019. The increase of $64.3 million, or 14.3%, was primarily due to incremental revenues from the CSI acquisition, which was acquired in the third quarter of 2019, along with an increase in revenue on transmission and distribution projects. These increases were partially offset by a decrease in revenue on various-sized C&I projects, along with impacts related to the COVID-19 pandemic primarily associated with our C&I segment.

Gross margin. Gross margin was 11.9% for the three months ended June 30, 2020 compared to 9.6% for the three months ended June 30, 2019. The increase in gross margin was primarily due to better-than-anticipated productivity, an increase in higher margin work and favorable job close-outs on certain projects. These improvements were partially offset by decreases in revenue recognized on pending claims and change orders for which the Company is seeking reimbursement, and labor inefficiencies on certain projects. Additionally, gross margin during the three months ended June 30, 2019 was negatively impacted by inefficiencies associated with a joint venture project, that has since been completed. Changes in estimates of gross profit on certain projects resulted in a gross margin increase of 0.2% and a decrease of 0.9% for the three months ended June 30, 2020 and 2019, respectively.

Gross profit. Gross profit was $61.3 million for the three months ended June 30, 2020 compared to $43.2 million for the three months ended June 30, 2019. The increase of $18.1 million, or 42.0% was due to higher revenues and margins.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) was $41.2 million for the three months ended June 30, 2020 compared to $33.9 million for the three months ended June 30, 2019. The period-over-period increase of $7.3 million was primarily due to the acquisition of CSI along with higher employee-related expenses to support the growth in our operations partially offset by a reversal of contingent compensation expense related to a prior acquisition.

Gain on sale of property and equipment. Gains from the sale of property and equipment for the three months ended June 30, 2020 were $0.4 million compared to $0.9 million for the three months ended June 30, 2019. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $1.3 million for the three months ended June 30, 2020 compared to $1.2 million for the three months ended June 30, 2019.

Other income (expense). Other income was $0.3 million for the three months ended June 30, 2020, primarily attributable to a contingent consideration related to margin guarantees on certain contracts associated with the acquisition of CSI recognized in the three months ended June 30, 2020.

Income tax expense. Income tax expense was $5.0 million for the three months ended June 30, 2020, with an effective tax rate of 27.1%, compared to the expense of $2.5 million for the three months ended June 30, 2019, with an effective tax rate of 27.9%. The decrease in the tax rate for the three months ended June 30, 2020 was primarily due to a decrease in our foreign taxes.

Net income attributable to MYR Group Inc. Net income attributable to MYR Group Inc. was $13.4 million for the three months ended June 30, 2020 compared to $7.2 million for the three months ended June 30, 2019. The increase was primarily due to the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended June 30,
	2020		2019
(dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$276,759	53.9%	$255,910	57.0%
Commercial & Industrial	236,292	46.1	192,866	43.0
Total	$513,051	100.0%	$448,776	100.0%
Operating income (loss):
Transmission & Distribution	$23,838	8.6%	$16,050	6.3%
Commercial & Industrial	8,958	3.8	4,512	2.3
Total	32,796	6.4	20,562	4.6
General Corporate	(13,454)	(2.6)	(11,152)	(2.5)
Consolidated	$19,342	3.8%	$9,410	2.1%

Transmission & Distribution

Revenues for our T&D segment for the three months ended June 30, 2020 were $276.8 million compared to $255.9 million for the three months ended June 30, 2019, an increase of $20.9 million, or 8.1%. The increase in revenue was primarily related to an increase in volume on both transmission and distribution projects.

Revenues from transmission projects represented 65.5% and 66.2% of T&D segment revenue for the three months ended June 30, 2020 and 2019, respectively. Additionally, for the three months ended June 30, 2020, measured by revenue in our T&D segment, we provided 45.7% of our T&D services under fixed-price contracts, as compared to 46.7% for the three months ended June 30, 2019.

Operating income for our T&D segment for the three months ended June 30, 2020 was $23.8 million, an increase of $7.7 million, or 48.5%, from the three months ended June 30, 2019. The increase in T&D operating income from the prior year was primarily due to higher revenues, better-than-anticipated productivity and an increase in higher margin work on certain projects. These increases were partially offset by decreases in revenue recognized on pending claims and change orders for which the Company is seeking reimbursement. As a percentage of revenues, operating income for our T&D segment was 8.6% for the three months ended June 30, 2020 compared to 6.3% for the three months ended June 30, 2019.

Commercial & Industrial

Revenues for our C&I segment for the three months ended June 30, 2020 were $236.3 million compared to $192.9 million for the three months ended June 30, 2019, an increase of $43.4 million, or 22.5%, primarily due to incremental revenues from the CSI acquisition, partially offset by a decrease due to the timing of activity on various-sized projects along with impacts related to the COVID-19 pandemic. Measured by revenue in our C&I segment, we provided 79.4% of our services under fixed-price contracts for the three months ended June 30, 2020, compared to 59.7% for the three months ended June 30, 2019.

Operating income for our C&I segment for the three months ended June 30, 2020 was $9.0 million, an increase of $4.5 million, over the three months ended June 30, 2019. The period-over-period increase in operating income was due to higher revenues, better-than-anticipated productivity and favorable job close-outs on certain projects. Operating income was also positively impacted by a reversal of contingent compensation expense related to a prior acquisition. These increases were partially offset by labor inefficiencies on certain projects and decreases in revenue recognized on pending claims and change orders for which the Company is seeking reimbursement. As a percentage of revenues, operating income for our C&I segment was 3.8% for the three months ended June 30, 2020 compared to 2.3% for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues. Revenues were $1.0 billion for the six months ended June 30, 2020 compared to $916.9 million for the six months ended June 30, 2019. The increase of $114.6 million, or 12.5%, was primarily due to incremental revenues from the CSI acquisition, partially offset by a decrease due to the timing of activity on various-sized C&I projects, along with impacts related to the COVID-19 pandemic primarily associated with our C&I segment.

Gross margin. Gross margin was 11.9% for the six months ended June 30, 2020 compared to 9.4% for the six months ended June 30, 2019. The increase in gross margin was primarily due to better-than-anticipated productivity and an increase in higher margin work on certain projects. These increases were partially offset by decreases in revenue recognized on pending claims and change orders for which the Company is seeking reimbursement, labor inefficiencies on certain projects, and inclement weather experienced on certain projects. Additionally, gross margin during the six months ended June 30, 2019 was negatively impacted by inefficiencies associated with a joint venture project, that has since been completed. Changes in estimates of gross profit on certain projects resulted in gross margin decreases of 0.1% and 1.0% for the six months ended June 30, 2020 and 2019, respectively.

Gross profit. Gross profit was $122.9 million for the six months ended June 30, 2020 compared to $86.0 million for the six months ended June 30, 2019, the increase of $36.9 million, or 42.9% was due to higher revenues and margins.

Selling, general and administrative expenses. SG&A was $86.2 million for the six months ended June 30, 2020 compared to $66.9 million for the six months ended June 30, 2019. The period-over-period increase of $19.3 million was primarily due to the acquisition of CSI along with higher employee-related expenses to support the growth in our operations partially offset by a reversal of contingent compensation expense related to a prior acquisition.

Gain on sale of property and equipment. Gains from the sale of property and equipment for the six months ended June 30, 2020 were $1.5 million compared to $1.4 million for the six months ended June 30, 2019. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $2.8 million for the six months ended June 30, 2020 compared to $2.4 million for the six months ended June 30, 2019. This increase was primarily attributable to increased borrowing related to the acquisition of CSI and an increase in our working capital needs to support higher volume, partially offset by a decrease in our weighted average interest rate during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Other income (expense). Other expense was $0.6 million for the six months ended June 30, 2020, primarily attributable to a contingent consideration related to margin guarantees on certain contracts associated with the acquisition of CSI recognized in the three months ended June 30, 2020. Other income was $1.3 million for the six months ended June 30, 2019.

Income tax expense. Income tax expense was $9.0 million for the six months ended June 30, 2020, with an effective tax rate of 27.9%, compared to the expense of $5.0 million for the six months ended June 30, 2019, with an effective tax rate of 27.9%.

Net income attributable to MYR Group Inc. Net income attributable to MYR Group Inc. was $23.3 million for the six months ended June 30, 2020 compared to $14.6 million for the six months ended June 30, 2020. The increase was primarily due to the reasons stated earlier.

Segment Results

The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Six months ended June 30,
	2020		2019
(dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$536,029	52.0%	$528,458	57.6%
Commercial & Industrial	495,492	48.0	388,412	42.4
Total	$1,031,521	100.0%	$916,870	100.0%
Operating income (loss):
Transmission & Distribution	$41,802	7.8%	$30,980	5.9%
Commercial & Industrial	18,270	3.7%	9,570	2.5%
Total	60,072	5.8%	40,550	4.4%
General Corporate	(24,322)	(2.3)	(21,514)	(2.3)
Consolidated	$35,750	3.5%	$19,036	2.1%

Transmission & Distribution

Revenues for our T&D segment for the six months ended June 30, 2020 were $536.0 million compared to $528.5 million for the six months ended June 30, 2019, an increase of $7.5 million, or 1.4%. The increase in revenue was primarily related to an increase in revenue on distribution projects, partially offset by a decrease in revenue on transmission projects.

Revenues from transmission projects represented 65.8% and 67.6% of T&D segment revenue for the six months ended June 30, 2020 and 2019, respectively. Additionally, for the six months ended June 30, 2020, measured by revenue in our T&D segment, we provided 46.1% of our T&D services under fixed-price contracts, as compared to 47.9% for the six months ended June 30, 2019.

Operating income for our T&D segment for the six months ended June 30, 2020 was $41.8 million, an increase of $10.8 million, or 34.9%, from the six months ended June 30, 2019. The increase in T&D operating income from the prior year was primarily due to better-than-anticipated productivity, cost improvements and an increase in higher margin work on certain projects, partially offset by inclement weather experienced on certain projects, a decrease in revenue recognized on pending claims and change orders for which the Company is seeking reimbursement, and labor and material inefficiencies. As a percentage of revenues, operating income for our T&D segment was 7.8% for the six months ended June 30, 2020 compared to 5.9% for the six months ended June 30, 2019.

Commercial & Industrial

Revenues for our C&I segment for the six months ended June 30, 2020 were $495.5 million compared to $388.4 million for the six months ended June 30, 2019, an increase of $107.1 million, or 27.6%, primarily due to incremental revenues from the CSI acquisition, partially offset by a decrease due to the timing of activity on various-sized projects along with impacts related to the COVID-19 pandemic. Measured by revenue in our C&I segment, we provided 82.0% of our services under fixed-price contracts for the six months ended June 30, 2020, compared to 64.1% for the six months ended June 30, 2019.

Operating income for our C&I segment for the six months ended June 30, 2020 was $18.3 million, an increase of $8.7 million over the six months ended June 30, 2019. The period-over-period increase in operating income was primarily due to higher revenues and better-than-anticipated productivity on certain projects, partially offset by labor inefficiencies on certain projects, a decrease in revenue recognized on pending claims and change orders for which the Company is seeking reimbursement, along with amortization related to certain intangibles acquired with CSI. As a percentage of revenues, operating income for our C&I segment was 3.7% for the six months ended June 30, 2020 compared to 2.5% for the six months ended June 30, 2019.

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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Net income attributable to MYR Group Inc.	$13,385	$7,207	$23,317	$14,560
Net loss attributable to noncontrolling interests	—	(849)	—	(1,582)
Net income	13,385	6,358	23,317	12,978
Add:
Interest expense, net	1,311	1,168	2,822	2,373
Income tax expense	4,967	2,466	9,037	5,013
Depreciation & amortization	11,886	10,634	23,755	21,183
EBITDA	$31,549	$20,626	$58,931	$41,547

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

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019

Provided By Operating Activities:
Net cash flows provided by operating activities	$62,680	$15,604	$97,923	$7,399
Add/(subtract):
Changes in operating assets and liabilities	(35,882)	2,841	(49,363)	28,324
Adjustments to reconcile net income to net cash flows provided by operating activities	(13,413)	(12,087)	(25,243)	(22,745)
Depreciation & amortization	11,886	10,634	23,755	21,183
Provision for income taxes	4,967	2,466	9,037	5,013
Interest expense, net	1,311	1,168	2,822	2,373
EBITDA	$31,549	$20,626	$58,931	$41,547

Liquidity and Capital Resources

As of June 30, 2020, we had working capital of $191.4 million. We define working capital as current assets less current liabilities. During the six months ended June 30, 2020, operating activities of our business provided net cash of $97.9 million, compared to $7.4 million of cash provided for the six months ended June 30, 2019. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The $90.5 million year-over-year increase in cash provided by operating activities was primarily due to favorable net changes in operating assets and liabilities of $77.7 million and increases in net income of $10.3 million and depreciation and amortization of $2.6 million. The favorable change in operating assets and liabilities was primarily due to the net favorable year-over-year increases in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $40.1 million and a favorable change of $27.6 million in other liabilities, of which $9.1 million is due to the timing of payroll and the related tax payments, which we have elected to defer under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The increase in cash provided by working capital accounts, primarily related to construction activities, was primarily due to higher collections of accounts receivable, partially offset by net increases in other working capital requirements needed to support our increased revenue.

In the six months ended June 30, 2020, we used net cash in investing activities of $15.3 million, consisting of $16.9 million for capital expenditures, partially offset by $1.6 million of proceeds from the sale of equipment.

In the six months ended June 30, 2020, financing activities used net cash of $84.8 million, consisting primarily of $70.4 million of repayments under our revolving line of credit, $13.4 million of repayments of principal obligations under equipment notes, $0.6 million of repayments of finance lease obligations and share repurchases of $0.4 million, all of which represented shares surrendered to satisfy tax obligations under our stock compensation programs during the six months ended June 30, 2020.

We anticipate that our borrowing availability of $280.2 million at June 30, 2020 under our revolving line of credit and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, and any new challenges and uncertainties associated with the COVID-19 pandemic. Although we believe that we have adequate cash and borrowing capacity to meet our liquidity needs, any large projects or acquisitions may require additional capital. Additionally, in light of the uncertainties around the economic impacts from the COVID-19 pandemic, we are focused on controlling our costs and capital expenditures to preserve our ability to continue to fund our operations; however, we continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.

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

Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. We were in compliance with all of the financial covenants under the Credit Agreement as of June 30, 2020.

As of June 30, 2020, we had $33.4 million of debt outstanding under the Facility and letters of credit outstanding of approximately $10.5 million. As of December 31, 2019, we had $103.8 million of debt outstanding under the Facility and letters of credit outstanding of approximately $10.6 million.

Equipment Notes

We have entered into multiple Master Loan Agreements with multiple banks. The Master Loan Agreements may be used for financing of equipment between us and the lending banks pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.

As of June 30, 2020, we had executed eight Equipment Notes that are collateralized by equipment and vehicles owned by us. The outstanding balance of these Equipment Notes was $48.6 million as of June 30, 2020.

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

Concentration of Credit Risk

We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of June 30, 2020 and 2019, none of our customers individually exceeded 10.0% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

New Accounting Pronouncements

For a discussion regarding new accounting pronouncements, please refer to Note 1–Organization, Business and Basis of Presentation—Recent Accounting Pronouncements in the accompanying notes to our Consolidated Financial Statements.

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

These risks, contingencies and uncertainties include, but are not limited to, the following:

●	Our operating results may vary significantly from period to period.
●	Our industry is highly competitive. Increased competition can place downward pressure on contract prices and profit margins and may limit the number of projects that we are awarded.
●	We may be unsuccessful in generating internal growth, which could impact the projects available to the Company.
●	Negative economic and market conditions, as well as regulatory and environmental requirements, may adversely impact our customers’ future spending and, as a result, our operations and growth.
●	Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of penalties, including liquidated damages.
●	Our revenues may be exposed to potential risk if a project is terminated or canceled, if our customers encounter financial difficulties or if we encounter disputes with our customers.
●	Our business is labor intensive and we may be unable to attract and retain qualified personnel.
●	The timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results.
●	During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.
●	We may incur liabilities and suffer negative financial or reputational impacts relating to occupational health and safety matters.
●	Backlog may not be realized or may not result in profits and may not accurately represent future revenue.
●	Our business growth could outpace the capability of our internal resources and limit our ability to support growth.
●	Our dependence on suppliers, subcontractors and equipment manufacturers could expose us to the risk of loss in our operations.
●	Our participation in joint ventures and other projects with third parties may expose us to liability for failures of our partners.
●	Our inability to successfully execute or integrate acquisitions or joint ventures may have an adverse impact on our growth strategy and business.

●	Legislative or regulatory actions relating to electricity transmission and renewable energy may impact demand for our services.
●	Our use of percentage-of-completion accounting could result in a reduction or reversal of previously recognized profits.
●	Our insurance has limits and exclusions that may not fully indemnify us against certain claims or losses, and the unavailability or cancellation of third party insurance coverages would increase our overall risk exposure and could disrupt our operations.
●	Our actual costs may be greater than expected in performing our fixed-price and unit-price contracts.
●	Our financial results are based upon estimates and assumptions that may differ from actual results.
●	The loss of a major customer may have an adverse effect on us.
●	We extend trade credit to customers for purchases of our services, and may have difficulty collecting receivables from them.
●	Our failure to comply with environmental and other laws and regulations could result in significant liabilities.
●	We may not be able to compete for, or work on, certain projects if we are not able to obtain necessary bonds, letters of credit, bank guarantees or other financial assurances.
●	Inability to hire or retain key personnel could disrupt our business.
●	The COVID-19 pandemic may have an adverse impact on our business, employees, liquidity, financial condition, results of operations and cash flows.
●	Our business may be affected by seasonal and other variations, including severe weather conditions and the nature of our work environment.
●	Work stoppages or other labor issues with our unionized workforce could adversely affect our business, and we may be subject to unionization attempts.
●	Failure to obtain permitting, right-of-way access and other tactical considerations prior to the commencement of work could delay the commencement of work on projects or cause modifications of work plans, potentially resulting in lower margins.
●	Multi-employer pension plan obligations related to our unionized workforce could adversely impact our earnings.
●	Our results of operations could be adversely affected as a result of asset impairments.
●	We may not have access in the future to sufficient funding to finance desired growth and operations.
●	We rely on information, communications and data systems in our operations and we or our business partners may be subject to failures, interruptions or breaches of such systems, which could affect our operations or our competitive position, expose sensitive information or damage our reputation.
●	Our operations are subject to a number of operational risks which may result in unexpected costs or liabilities.
●	Opportunities associated with government contracts could lead to increased governmental regulation applicable to us.
●	Changes in our interpretation of tax laws could impact the determination of our income tax liabilities.
●	The nature of our business exposes us to potential liability for warranty claims and faulty engineering, which may reduce our profitability.

●	Our stock may experience significant price and volume fluctuations and future issuances of our common stock could lead to dilution of our issued and outstanding common stock.
●	Risks associated with operating in the Canadian market could restrict our ability to expand and harm our business and prospects.
●	Our failure to comply with the laws applicable to our Canadian activities, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, could have an adverse effect on us.
●	If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which could have a material adverse effect on our business or the market price of our common stock.
●	An increase in the prices of certain materials and commodities used in our business could adversely affect our business.
●	Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
●	Certain provisions in our organizational documents and Delaware law could delay or prevent a change in control of our company.
●	We are subject to risks associated with climate change.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the six months ended June 30, 2020 and 2019, including instruments for trading, hedging or speculating on changes in interest rates or commodity prices of materials used in our business.

As of June 30, 2020, we had $33.4 million of debt outstanding under the Facility. Borrowings under the Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and Adjusted LIBOR. If the prime rate, federal funds rate or Adjusted LIBOR increased, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. If market rates of interest on all our revolving debt as of June 30, 2020, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.3 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of June 30, 2020, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by the same amount.

Borrowings under our Equipment Notes are at fixed rates established on the date the respective Equipment Note was executed.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

For the year ended December 31, 2019, management’s assessment of our internal control over financial reporting excluded the internal control over financial reporting of CSI Electrical Contractors, Inc., which was acquired on July 15, 2019. Pursuant to the SEC’s general guidance that a recently acquired business may be omitted from the scope of an assessment in the year of the acquisition, the scope of our assessment does not include CSI Electrical Contractors, Inc. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020 will include CSI Electrical Contractors, Inc. As of June 30, 2020, CSI Electrical Contractors, Inc. represented a total of approximately 15.5% and 19.8% of total assets and net assets, respectively, and 14.2% and 2.9% of contract revenues and income before income taxes, respectively, for the quarter then ended.

PART II—OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

For discussion regarding legal proceedings, please refer to Note 9–Commitments and Contingencies—Litigation and Other Legal Matters in the accompanying notes to our Consolidated Financial Statements.

ITEM 1A.RISK FACTORS

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

As our response to the pandemic evolves, we may incur additional costs and could experience adverse impacts to our business, each of which may be significant. We have focused on controlling our costs and capital expenditures to preserve our ability to continue to fund our operations and may need to take additional actions to reduce spending in the future. Although we are unable to predict the ultimate impact of the COVID-19 outbreak at this time, the pandemic could adversely affect, our business, employees, liquidity, financial condition, results of operations and cash flows. Such effects may be material and the potential impacts include, but are not limited to:

●	disruptions in our supply chain due to transportation delays, travel restrictions, raw material cost increases and shortages, and closures of businesses or facilities;
●	reductions in our operating effectiveness due to workforce disruptions resulting from “shelter-in-place” and “stay-at-home” orders, and the unavailability of key personnel necessary to conduct our business activities; and
●	volatility in the global financial markets, which could have a negative impact on our ability to access capital and additional sources of financing in the future.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuances of Common Stock. On April 23, 2020, 884 unregistered shares of our common stock, valued in the aggregate at $23,974 were issued to directors of the Company who elected to receive a portion of their director retainer fee in stock in lieu of cash. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 for an issuance not involving a public offering.

Purchases of Common Stock. The Company did not repurchase any shares of its common stock during the period from April 1, 2020 through June 30, 2020.

ITEM 6.EXHIBITS

Number	Description

10.1

MYR Group Inc. 2017 Long-Term Incentive Plan (Amended and Restated as of April 23, 2020), incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 27, 2020+

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
†	Filed herewith
+	Indicates management contract or compensatory plan or arrangement.
*	Electronically filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC.
(Registrant)

July 29, 2020	/s/ BETTY R. JOHNSON
Betty R. Johnson Senior Vice President, Chief Financial Officer and Treasurer