Form 10-Q
period 2020-09-30
MYR GROUP INC.
filed 2020-10-28
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 1-08325
_____________________________________________________________
MYR GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware		36-3158643
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1701 Golf Road,	Suite 3-1012
Rolling Meadows,	IL	60008
(Address of principal executive offices)		(Zip Code)

(847) 290-1891
(Registrant’s telephone number, including area code)
_____________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2020, there were 16,727,116 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,946	$12,397
Accounts receivable, net of allowances of $1,761 and $3,364, respectively	400,998	388,479
Contract assets, net of allowances of $502 and $147, respectively	221,591	217,109
Current portion of receivable for insurance claims in excess of deductibles	9,851	6,415
Refundable income taxes	—	1,973
Other current assets	7,376	12,811
Total current assets	658,762	639,184
Property and equipment, net of accumulated depreciation of $290,088 and $272,865, respectively	185,914	185,344
Operating lease right-of-use assets	22,620	22,958
Goodwill	66,055	66,060
Intangible assets, net of accumulated amortization of $13,889 and $10,880, respectively	51,918	54,940
Receivable for insurance claims in excess of deductibles	24,437	30,976
Investment in joint ventures	4,972	4,722
Other assets	4,233	3,687
Total assets	$1,018,911	$1,007,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,318	$8,737
Current portion of operating lease obligations	6,468	6,205
Current portion of finance lease obligations	607	1,135
Accounts payable	205,601	192,107
Contract liabilities	125,611	105,486
Current portion of accrued self-insurance	21,659	18,780
Other current liabilities	95,290	64,364
Total current liabilities	459,554	396,814
Deferred income tax liabilities	21,684	20,945
Long-term debt	65,876	157,087
Accrued self-insurance	42,884	48,024
Operating lease obligations, net of current maturities	16,230	16,884
Finance lease obligations, net of current maturities	—	338
Other liabilities	4,079	3,304
Total liabilities	610,307	643,396
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares;16,719,330 and 16,648,616 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	167	166
Additional paid-in capital	156,461	152,532
Accumulated other comprehensive loss	(403)	(446)
Retained earnings	252,375	212,219
Total stockholders’ equity attributable to MYR Group Inc.	408,600	364,471
Noncontrolling interest	4	4
Total stockholders’ equity	408,604	364,475
Total liabilities and stockholders’ equity	$1,018,911	$1,007,871

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019

Contract revenues	$607,901	$583,214	$1,639,422	$1,500,084
Contract costs	531,429	524,017	1,440,013	1,354,848
Gross profit	76,472	59,197	199,409	145,236
Selling, general and administrative expenses	51,443	41,667	137,688	108,598
Amortization of intangible assets	578	1,419	3,009	2,888
Gain on sale of property and equipment	(478)	(1,151)	(1,967)	(2,548)
Income from operations	24,929	17,262	60,679	36,298
Other income (expense):
Interest income	—	—	6	—
Interest expense	(1,113)	(2,125)	(3,941)	(4,498)
Other income (expense), net	18	(922)	(556)	406
Income before provision for income taxes	23,834	14,215	56,188	32,206
Income tax expense	6,542	3,754	15,579	8,767
Net income	17,292	10,461	40,609	23,439
Less: net income (loss) attributable to noncontrolling interest	—	106	—	(1,476)
Net income attributable to MYR Group Inc.	$17,292	$10,355	$40,609	$24,915
Income per common share attributable to MYR Group Inc.:
—Basic	$1.04	$0.62	$2.44	$1.50
—Diluted	$1.02	$0.62	$2.42	$1.49
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,698	16,614	16,670	16,576
—Diluted	16,882	16,714	16,798	16,692

Net income	$17,292	$10,461	$40,609	$23,439
Other comprehensive income (loss):
Foreign currency translation adjustment	(5)	1	43	(199)
Other comprehensive income (loss):	(5)	1	43	(199)
Total comprehensive income	17,287	10,462	40,652	23,240
Less: net income (loss) attributable to noncontrolling interest	—	106	—	(1,476)
Total comprehensive income attributable to MYR Group Inc.	$17,287	$10,356	$40,652	$24,716

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	MYR Group Inc. Stockholders’	Noncontrolling
(in thousands)	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Interest	Total

Balance at December 31, 2018	—	16,565	$165	$148,276	$(193)	$174,736	$322,984	$1,480	$324,464
Net income (loss)	—	—	—	—	—	7,353	7,353	(733)	6,620
Stock issued under compensation plans, net	—	68	—	282	—	—	282	—	282
Stock-based compensation expense	—	—	—	951	—	—	951	—	951
Shares repurchased	—	(23)	—	(571)	—	(207)	(778)	—	(778)
Other comprehensive loss	—	—	—	—	(77)	—	(77)	—	(77)
Stock issued - other	—	—	12	—	—	—	12	—	12
Balance at March 31, 2019	—	16,610	177	148,938	(270)	181,882	330,727	747	331,474
Net income (loss)	—	—	—	—	—	7,207	7,207	(849)	6,358
Stock issued under compensation plans, net	—	33	1	1	—	—	2	—	2
Stock-based compensation expense	—	—	—	1,202	—	—	1,202	—	1,202
Other comprehensive income	—	—	—	—	(123)	—	(123)	—	(123)
Stock issued - other	—	1	(12)	36	—	—	24	—	24
Balance at June 30, 2019	—	16,644	166	150,177	(393)	189,089	339,039	(102)	338,937
Net income	—	—	—	—	—	10,355	10,355	106	10,461
Stock issued under compensation plans, net	—	—	—	41	—	—	41	—	41
Stock-based compensation expense	—	2	—	1,108	—	—	1,108	—	1,108
Other comprehensive income	—	—	—	—	1	—	1	—	1
Stock issued - other	—	1	—	24	—	—	24	—	24
Balance at September 30, 2019	$—	16,647	$166	$151,350	$(392)	$199,444	$350,568	$4	$350,572

Balance at December 31, 2019	—	16,649	$166	$152,532	$(446)	$212,219	$364,471	$4	$364,475
Net income	—	—	—	—	—	9,932	9,932	—	9,932
Adjustment to adopt ASC 326	—	—	—	—	—	(268)	(268)	—	(268)
Stock issued under compensation plans, net	—	55	—	82	—	—	82	—	82
Stock-based compensation expense	—	—	—	1,080	—	—	1,080	—	1,080
Shares repurchased	—	(20)	—	(241)	—	(185)	(426)	—	(426)
Other comprehensive income	—	—	—	—	87	—	87	—	87
Stock issued - other	—	1	—	24	—	—	24	—	24
Balance at March 31, 2020	—	16,685	166	153,477	(359)	221,698	374,982	4	374,986
Net income	—	—	—	—	—	13,385	13,385	—	13,385
Stock issued under compensation plans, net	—	23	1	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	1,093	—	—	1,093	—	1,093
Other comprehensive income	—	—	—	—	(39)	—	(39)	—	(39)
Stock issued - other	—	1	—	24	—	—	24	—	24
Balance at June 30, 2020	—	16,709	167	154,594	(398)	235,083	389,446	4	389,450
Net income	—	—	—	—	—	17,292	17,292	—	17,292
Stock issued under compensation plans, net	—	10	—	224	—	—	224	—	224
Stock-based compensation expense	—	—	—	1,631	—	—	1,631	—	1,631
Other comprehensive income	—	—	—	—	(5)	—	(5)	—	(5)
Stock issued - other	—	—	—	12	—	—	12	—	12
Balance at September 30, 2020	$—	16,719	$167	$156,461	$(403)	$252,375	$408,600	$4	$408,604

The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(in thousands)	2020	2019

Cash flows from operating activities:
Net income	$40,609	$23,439
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	32,021	30,153
Amortization of intangible assets	3,009	2,888
Stock-based compensation expense	3,804	3,261
Deferred income taxes	712	339
Gain on sale of property and equipment	(1,967)	(2,548)
Other non-cash items	654	631
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(12,869)	(27,327)
Contract assets, net	(4,754)	(38,910)
Receivable for insurance claims in excess of deductibles	3,103	1,626
Other assets	7,074	(771)
Accounts payable	7,596	37,874
Contract liabilities	20,161	(397)
Accrued self insurance	(2,257)	(358)
Other liabilities	31,730	1,845
Net cash flows provided by operating activities	128,626	31,745
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,147	2,898
Cash paid for acquired business	—	(79,720)
Purchases of property and equipment	(27,470)	(39,354)
Net cash flows used in investing activities	(25,323)	(116,176)
Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	(65,189)	67,668
Borrowings under equipment notes	—	24,037
Payment of principal obligations under equipment notes	(30,441)	(3,307)
Payment of principal obligations under finance leases	(914)	(857)
Proceeds from exercise of stock options	306	325
Debt refinancing costs	—	(1,132)
Repurchase of common shares	(426)	(778)
Other financing activities	60	60
Net cash flows provided by (used in) financing activities	(96,604)	86,016
Effect of exchange rate changes on cash	(150)	53
Net increase in cash and cash equivalents	6,549	1,638
Cash and cash equivalents:
Beginning of period	12,397	7,507
End of period	$18,946	$9,145

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
Since March of 2020, the COVID-19 pandemic has had a significant impact on the global economy, including the US and Canadian economies. As the situation continues to evolve, the Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our customers, subcontractors, suppliers, vendors and employees. The COVID-19 pandemic caused a slowdown of certain projects due to specific state, local, municipal and customer mandated stay-at-home orders and new project requirements that were established to protect construction workers and the general public, most of which have impacted our C&I segment. Although the majority of stay-at-home orders have been phased out, we are still experiencing impacts associated with the COVID-19 project-specific protocols. We expect the project-specific requirements to remain in place which will continue to impact project schedules and workflow going forward.
The Company is unable to predict the ultimate impact that COVID-19 will have on our business, employees, liquidity, financial condition, results of operations and cash flows. Most of the Company’s operations are considered critical and essential businesses, making our projects generally exempt from stay-at-home or similar orders in certain parts of the United States and western Canada. However, if this pandemic persists for an extended timeframe our business could be more significantly impacted as a result of prolonged unfavorable economic conditions. The Company began implementing changes in March of 2020 in an effort to protect our employees and customers and to support appropriate health and safety protocols, including implementing alternative and flexible work arrangements where possible. As the conditions surrounding the ongoing COVID-19 pandemic remain fluid, and if disruptions do re-emerge, they could materially adversely impact our business. The key estimates that could potentially be impacted include estimates of costs to complete contracts, the recoverability of goodwill and intangibles and allowance for doubtful accounts.

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
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and ineffective long-term monetary assets and liabilities are recorded in the “other income, net” line on the consolidated statements of operations. Foreign currency gains, recorded in other income, net, for the nine months ended September 30, 2020 were not significant. Foreign currency gains, recorded in other income, net, for the nine months ended September 30, 2019 were $0.1 million. Effective foreign currency transaction gains and losses, arising primarily from long-term monetary assets and liabilities, are recorded in the foreign currency translation adjustment line on the consolidated statements of comprehensive income.
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
As of September 30, 2020 and 2019, the Company had recognized revenues of $19.1 million and $31.1 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended September 30, 2020, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.3%, which resulted in decreases in operating income of $1.9 million, net income attributable to MYR Group Inc. of $1.5 million and diluted earnings per common share attributable to MYR Group Inc. of $0.09. During the nine months ended September 30, 2020, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.4%, which resulted in decreases in operating income of $7.6 million, net income attributable to MYR Group Inc. of $5.5 million and diluted earnings per common share attributable to MYR Group Inc. of $0.33.

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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial instruments, including trade receivables and off-balance sheet credit exposures. Under this guidance, an entity is required to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. This ASU also requires disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. On January 1, 2020, the Company adopted this ASU resulting in a $0.3 million cumulative-effect adjustment to retained earnings associated with the increase in the Company’s allowance for doubtful accounts. Additionally, in connection with the adoption of this ASU the Company adjusted its presentation for allowance for doubtful accounts associated with unbilled revenue, which represents a portion of the Company’s contract assets, and were previously classified as accounts receivable net of allowances. Total allowance for doubtful accounts associated with contract assets as of September 30, 2020 and at the time of adopting this ASU were $0.5 million and $0.4 million, respectively. The Company’s consolidated balance sheet as of December 31, 2019 and consolidated statements of cash flows for the year ended December 31, 2019 have not been adjusted for this change in treatment of allowance for doubtful accounts associated with unbilled revenue. See Note 3–Contract Assets and Liabilities for further information related to the Company’s contract assets.
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
The purchase agreement also includes contingent consideration provisions for margin guarantee adjustments based upon contract performance subsequent to the acquisition. The contracts were valued at fair value at the acquisition date, causing no margin guarantee estimate or adjustments for fair value. Changes in contract estimates, such as modified costs to complete or change order recognition, will result in changes to these margin guarantee estimates. Changes in contingent consideration, subsequent to the acquisition, related to the margin guarantee adjustments on contracts of approximately $0.6 million, all of which occurred prior to June 30, 2020 were recorded in other expense for the nine months ended September 30, 2020. Future margin guarantee adjustments, if any, are expected to be recognized through 2020. The Company could also be required to make compensation payments contingent on the successful achievement of certain performance targets and continued employment of certain key executives of CSI. These payments are recognized as compensation expense on the Company’s consolidated statements of operations as incurred. For the three and nine months ended September 30, 2020, the Company recognized $1.4 million and $2.5 million, respectively, of compensation expense associated with these contingent payments.
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
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.5 million as of September 30, 2020 and $0.1 million as of December 31, 2019.
Contract assets consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019	Change

Unbilled revenue, net	$128,785	$126,087	$2,698
Contract retainages, net	92,806	91,022	1,784
Contract assets, net	$221,591	$217,109	$4,482
The Company’s consolidated balance sheets present contract liabilities which contain deferred revenue and an accrual for contracts in a loss provision.
Contract liabilities consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019	Change

Deferred revenue	$123,301	$102,673	$20,628
Accrued loss provision	2,310	2,813	(503)
Contract liabilities	$125,611	$105,486	$20,125

The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	September 30, 2020	December 31, 2019	Change

Contract assets, net	$221,591	$217,109	$4,482
Contract liabilities	(125,611)	(105,486)	(20,125)
Net contract assets (liabilities)	$95,980	$111,623	$(15,643)
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $31.3 million and $57.7 million for the three and nine months ended September 30, 2020, respectively. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $11.9 million and $39.4 million for the three and nine months ended September 30, 2019, respectively. This revenue consists primarily of work performed on previous billings to customers.
The net asset position for contracts in process consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019

Costs and estimated earnings on uncompleted contracts	$3,710,876	$3,532,886
Less: billings to date	3,705,392	3,509,472
	$5,484	$23,414
The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

(in thousands)	September 30, 2020	December 31, 2019

Unbilled revenue	$128,785	$126,087
Deferred revenue	(123,301)	(102,673)
	$5,484	$23,414

4. Lease Obligations
From time-to-time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to six years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At September 30, 2020, the Company had several leases with residual value guarantees, due to the acquisition of CSI. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.

The following is a summary of the lease-related assets and liabilities recorded:

		September 30, 2020	December 31, 2019
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$22,620	$22,958
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	664	1,478
Total right-of-use lease assets		$23,284	$24,436

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$6,468	$6,205
Finance lease obligations	Current portion of finance lease obligations	607	1,135
Total current obligations		7,075	7,340
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	16,230	16,884
Finance lease obligations	Finance lease obligations, net of current maturities	—	338
Total non-current obligations		16,230	17,222
Total lease obligations		$23,305	$24,562
The following is a summary of the lease terms and discount rates:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term - finance leases	0.6 years	1.4 years
Weighted-average remaining lease term - operating leases	3.5 years	3.9 years
Weighted-average discount rate - finance leases	2.5%	2.5%
Weighted-average discount rate - operating leases	3.9%	3.8%
The following is a summary of certain information related to the lease costs for finance and operating leases:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$240	$273	$737	$820
Interest on lease liabilities	7	16	27	53
Operating lease cost	2,327	2,055	6,875	5,016
Short-term lease cost	—	—	—	8
Variable lease costs	106	67	259	198
Total lease cost	$2,680	$2,411	$7,898	$6,095

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Nine months ended September 30,
(in thousands)	2020	2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,676	$5,064
Right-of-use asset obtained in exchange for new operating lease obligations	$5,592	$11,374
The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under financial leases, less interest, and under operating leases, less imputed interest, as of September 30, 2020 were as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations

Remainder of 2020	$289	$2,394	$2,683
2021	326	8,449	8,775
2022	—	6,988	6,988
2023	—	5,048	5,048
2024	—	2,491	2,491
2025	—	976	976
Thereafter	—	795	795
Total minimum lease payments	615	27,141	27,756
Financing component	(8)	(4,443)	(4,451)
Net present value of minimum lease payments	607	22,698	23,305
Less: current portion of finance and operating lease obligations	(607)	(6,468)	(7,075)
Long-term finance and operating lease obligations	$—	$16,230	$16,230
The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at market rental rates. As of September 30, 2020, the minimum lease payments required under these leases totaled $3.6 million, which are due over the next 3.8 years.
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

As of September 30, 2020 and December 31, 2019, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of September 30, 2020, the fair values of the Company’s long-term debt and finance lease obligations were based on Level 2 inputs. As of December 31, 2019, the fair values of the Company's long-term debt and finance lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at September 30, 2020 and December 31, 2019, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s finance lease obligations also approximated fair value.
6. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

(dollar amounts in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of September 30, 2020	Outstanding Balance as of December 31, 2019

Credit Agreement
Revolving loans	9/13/2019	Variable	Variable	5	$38,630	$103,820

Equipment Notes
Equipment Note 1	9/28/2018	4.16%	Semi-annual	5	—	10,643
Equipment Note 2	9/28/2018	4.23%	Semi-annual	7	—	11,200
Equipment Note 3	12/31/2018	3.97%	Semi-annual	5	—	1,953
Equipment Note 4	12/31/2018	4.02%	Semi-annual	7	—	2,108
Equipment Note 5	12/31/2018	4.01%	Semi-annual	7	—	1,751
Equipment Note 6	6/25/2019	2.89%	Semi-annual	7	13,596	14,286
Equipment Note 7	6/24/2019	3.09%	Semi-annual	5	7,675	9,033
Equipment Note 8	12/27/2019	2.75%	Semi-annual	5	6,008	6,496
Equipment Note 9	12/24/2019	3.01%	Semi-annual	7	4,285	4,534
					31,564	62,004
Total debt					70,194	165,824
Less: current portion of long-term debt					(4,318)	(8,737)
Long-term debt					$65,876	$157,087
Credit Agreement
On September 13, 2019, the Company entered into a five-year amended and restated credit agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A, that provides for a $375 million facility (the “Facility”), not to exceed three times Consolidated EBITDA (as defined in the Credit Agreement) less Consolidated Total Indebtedness (as defined in the Credit Agreement), which can be used for revolving loans and up to $150 million may be used for letters of credit. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $75 million. The Company has an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $200 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. Additionally, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement are used for refinancing existing indebtedness, working capital, capital expenditures, acquisitions, share repurchases, and other general corporate purposes.

Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 0.75%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on the Company’s consolidated leverage ratio (the “Leverage Ratio”) which is defined in the Credit Agreement as Consolidated Total Indebtedness (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.00% to 1.75% for non-performance letters of credit or 0.50% to 0.875% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.15% to 0.25%, based on the Company’s consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.50 or the Company's consolidated Liquidity (as defined in the Credit Agreement) is less than $50 million. The weighted average interest rate on borrowings outstanding on the Facility for the nine months ended September 30, 2020 was 2.36% per annum.
Under the Credit Agreement, the Company is subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of September 30, 2020.
As of September 30, 2020, the Company had letters of credit outstanding under the Facility of approximately $11.3 million, including $10.7 million related to the Company's payment obligation under its insurance programs and approximately $0.6 million related to contract performance obligations.
As of December 31, 2019, the Company had letters of credit outstanding under the Facility of approximately $10.6 million, including $10.0 million related to the Company's payment obligation under its insurance programs and approximately $0.6 million related to contract performance obligations.
The Company had remaining deferred debt issuance costs totaling $1.2 million as of September 30, 2020, related to the line of credit. As permitted under ASU No. 2015-15, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.
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

As of September 30, 2020, the Company had four Equipment Notes outstanding under the Master Loan Agreements that are collateralized by equipment and vehicles owned by the Company. The following table sets forth our remaining principal payments for the Company’s outstanding Equipment Notes as of September 30, 2020:

(in thousands)	Future Equipment Notes Principal Payments

Remainder of 2020	$2,143
2021	4,381
2022	4,511
2023	4,645
2024	7,103
2025	2,189
Thereafter	6,592
Total future principal payments	$31,564
Less: current portion of equipment notes	(4,318)
Long-term principal obligations	$27,246

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

The components of the Company’s revenue by contract type for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30, 2020
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$126,387	42.2%	$248,596	80.7%	$374,983	61.7%
Unit price	88,579	29.6	22,589	7.3	111,168	18.3
T&E	79,714	26.6	24,322	7.9	104,036	17.1
Other	5,059	1.6	12,655	4.1	17,714	2.9
	$299,739	100.0%	$308,162	100.0%	$607,901	100.0%

	Three months ended September 30, 2019
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$157,357	53.4%	$220,872	76.6%	$378,229	64.9%
Unit price	49,392	16.7	19,518	6.8	68,910	11.8
T&E	84,299	28.6	32,868	11.4	117,167	20.1
Other	3,892	1.3	15,016	5.2	18,908	3.2
	$294,940	100.0%	$288,274	100.0%	$583,214	100.0%
The components of the Company’s revenue by contract type for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine months ended September 30, 2020
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$373,739	44.7%	$654,797	81.5%	$1,028,536	62.7%
Unit price	236,518	28.3	59,712	7.4	296,230	18.1
T&E	209,397	25.1	61,876	7.7	271,273	16.6
Other	16,114	1.9	27,269	3.4	43,383	2.6
	$835,768	100.0%	$803,654	100.0%	$1,639,422	100.0%

	Nine months ended September 30, 2019
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$410,253	49.8%	$469,700	69.4%	$879,953	58.7%
Unit price	152,748	18.6	42,361	6.3	195,109	13.0
T&E	237,448	28.8	82,592	12.2	320,040	21.3
Other	22,949	2.8	82,033	12.1	104,982	7.0
	$823,398	100.0%	$676,686	100.0%	$1,500,084	100.0%
The components of the Company’s revenue by market type for the three months ended September 30, 2020 and 2019 were as follows:

	Three months ended September 30, 2020			Three months ended September 30, 2019
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$185,007	30.4%	T&D	$196,083	33.6%	T&D
Distribution	114,732	18.9	T&D	98,857	17.0	T&D
Electrical construction	308,162	50.7	C&I	288,274	49.4	C&I
Total revenue	$607,901	100.0%		$583,214	100.0%

The components of the Company’s revenue by market type for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$537,762	32.8%	T&D	$553,314	36.9%	T&D
Distribution	298,006	18.2	T&D	270,084	18.0	T&D
Electrical construction	803,654	49.0	C&I	676,686	45.1	C&I
Total revenue	$1,639,422	100.0%		$1,500,084	100.0%
Remaining Performance Obligations
As of September 30, 2020, the Company had $1.60 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.
The following table summarizes the amount of remaining performance obligations as of September 30, 2020 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months.

	Remaining Performance Obligations at September 30, 2020
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total at December 31, 2019

T&D	$639,171	$207,175	$381,850
C&I	965,589	185,027	1,027,193
Total	$1,604,760	$392,202	$1,409,043
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
8. Income Taxes
The U.S. federal statutory tax rate was 21% for each of the three and nine months ended September 30, 2020 and 2019. The Company’s effective tax rate for the three and nine months ended September 30, 2020 was 27.4% and 27.7%, respectively, of pretax income compared to the effective tax rate for the three and nine months ended September 30, 2019 of 26.4% and 27.2%, respectively.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and nine months ended September 30, 2020 was primarily due to state income taxes and foreign earnings and the associated impact of the global intangible low tax income (“GILTI”) and other permanent difference items.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and nine months ended September 30, 2019, was primarily due to state income taxes offset by the impact of the Company’s noncontrolling interest.
The Company had unrecognized tax benefits of approximately $0.4 million and $0.2 million as of September 30, 2020 and December 31, 2019, which were included in other liabilities in the accompanying consolidated balance sheets.
The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three and nine months ended September 30, 2020 and 2019.

The Company is subject to taxation in various jurisdictions. The Company’s 2017 through 2019 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2016 through 2019.
9. Commitments and Contingencies
Purchase Commitments
As of September 30, 2020, the Company had approximately $3.0 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur over the next three months.
Insurance and Claims Accruals
The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other insurance coverage. The deductible per occurrence for each line of coverage is up to $1.0 million, except for wildfire coverage, which has a deductible of $2.0 million. The Company’s health benefit plans are subject to stop-loss limits of up to $0.2 million for qualified individuals. Losses up to the deductible and stop-loss amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.
The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the deductible is included in current and long-term assets in the consolidated balance sheets.
Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of September 30, 2020, an aggregate of approximately $1.36 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $660.2 million as of September 30, 2020.
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
The Company has outstanding grants of time-vested stock awards in the form of restricted stock awards and restricted stock units. During the nine months ended September 30, 2020, the Company granted 104,857 shares of time-vested stock awards under the LTIP to employees and to our non-employee directors at a weighted average grant date fair value of $26.75. These time-vested stock awards granted to non-employee directors vest over one year, time-vested stock awards granted to employees vest ratably on April 27, 2021, March 23, 2022 and March 23, 2023. During the nine months ended September 30, 2020, 77,397 shares of time-vested stock awards vested at a weighted average grant date fair value of $34.31.
During the nine months ended September 30, 2020, the Company granted 79,788 performance share awards under the LTIP at target, which cliff vest on December 31, 2022, at a weighted average grant date fair value of $34.10. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares granted, based upon the Company’s performance compared to certain metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to targets, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards granted cliff vest upon attainment of the stated performance targets and minimum service requirements and are paid in shares of the Company’s common stock.
During the nine months ended September 30, 2020, plan participants exercised options to purchase 14,980 shares of the Company’s common stock with a weighted average exercise price of $20.42.
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
The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019

Contract revenues:
T&D	$299,739	$294,940	$835,768	$823,398
C&I	308,162	288,274	803,654	676,686
	$607,901	$583,214	$1,639,422	$1,500,084
Income from operations:
T&D	$32,387	$17,726	$74,189	$48,706
C&I	11,732	10,795	30,002	20,365
General Corporate	(19,190)	(11,259)	(43,512)	(32,773)
	$24,929	$17,262	$60,679	$36,298

For the three and nine months ended September 30, 2020, contract revenues attributable to the Company’s Canadian operations were $19.6 million and $58.6 million, respectively, predominantly in the C&I segment. For the three and nine months ended September 30, 2019, contract revenues attributable to the Company’s Canadian operations were $22.3 million and $55.8 million, respectively, predominantly in the C&I segment.

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
The acquired joint venture made no distributions to its partners, and the Company made no capital contributions to the joint venture, during the three and nine months ended September 30, 2020. Additionally, there have been no changes in ownership during the three and nine months ended September 30, 2020. The project associated with this joint venture was substantially completed in 2019.
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
Net income attributable to MYR Group Inc. and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019

Numerator:
Net income attributable to MYR Group Inc.	$17,292	$10,355	$40,609	$24,915

Denominator:
Weighted average common shares outstanding	16,698	16,614	16,670	16,576
Weighted average dilutive securities	184	100	128	116
Weighted average common shares outstanding, diluted	16,882	16,714	16,798	16,692

Income per common share attributable to MYR Group Inc.:
Basic	$1.04	$0.62	$2.44	$1.50
Diluted	$1.02	$0.62	$2.42	$1.49

For the three and nine months ended September 30, 2020 and 2019, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s unvested time-vested stock awards were included in the computation of weighted average dilutive securities.

The following table summarizes the shares of common stock underlying the Company’s unvested performance awards that were excluded from the calculation of dilutive securities:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019

Performance awards	34	30	34	73

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
Since March of 2020, the COVID-19 pandemic has had a significant impact on the global economy, including the US and Canadian economies. As the situation continues to evolve, the Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our customers, subcontractors, suppliers, vendors and employees. The COVID-19 pandemic caused a slowdown of certain projects due to specific state, local, municipal and customer mandated stay-at-home orders and new project requirements that were established to protect construction workers and the general public, most of which have impacted our C&I segment. Although the majority of stay-at-home orders have been phased-out, we are still experiencing impacts associated with the COVID-19 project-specific protocols. We expect the project-specific requirements to remain in place which will continue to impact project schedules and workflow going forward.
The Company is unable to predict the ultimate impact that COVID-19 will have on our business, employees, liquidity, financial condition, results of operations and cash flows. Most of the Company’s operations are considered critical and essential businesses, making our projects generally exempt from stay-at-home or similar orders in certain parts of the United States and western Canada. However, if this pandemic persists for an extended timeframe our business could be more significantly impacted as a result of prolonged unfavorable economic conditions. The Company began implementing changes in March of 2020 in an effort to protect our employees and customers and to support appropriate health and safety protocols, including implementing alternative and flexible work arrangements where possible. As the conditions surrounding the ongoing COVID-19 pandemic remain fluid, and if disruptions do re-emerge, they could materially adversely impact our business. Our key estimates that could potentially be impacted include estimates of costs to complete contracts, the recoverability of goodwill and intangibles and allowance for doubtful accounts.
We had consolidated revenues for the nine months ended September 30, 2020 of $1.6 billion, of which 51.0% was attributable to our T&D customers and 49.0% was attributable to our C&I customers. Our consolidated revenues for the nine months ended September 30, 2019 were $1.5 billion. For the nine months ended September 30, 2020, our net income attributable to MYR Group Inc. and EBITDA(1) were $40.6 million and $95.2 million, respectively, compared to $24.9 million and $69.7 million, respectively, for the nine months ended September 30, 2019.
(1) EBITDA is a non-GAAP measure. Refer to “Non-GAAP Measure—EBITDA” for a discussion of this measure.

We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new sources of renewable generation. Consequently, we believe we will continue to see significant bidding activity on large transmission projects over the next two years. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in 2020 will not likely occur before 2021. Bidding and construction activity for small to medium-size transmission projects and upgrades remains steady, and we expect this trend to continue, primarily due to reliability and economic drivers. However, in light of the uncertain COVID-19 environment, we continue to believe there may be a future slowdown of construction activity in the transmission market, the recovery of which will be dependent upon the pace and timing of the United States overall recovery from the COVID-19 pandemic.
Because of reduced spending by United States utilities on their distribution systems for several years, we believe there is a need for sustained investment by utilities on their distribution systems to properly maintain or meet reliability requirements. We believe the increased hurricane activity over the past several years and recent destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and staffing constraints. We believe electric utility employee retirements could increase with further economic recovery, which may result in an increase in outsourcing opportunities. We expect to see an incremental increase in distribution opportunities in the United States in 2021, however, in light of the uncertain COVID-19 environment we continue to believe there may be a future slowdown of construction activity in distribution systems, the recovery of which will be dependent upon the pace and timing of the United States overall recovery from the COVID-19 pandemic.
Amid the ongoing COVID-19 pandemic, we expect C&I bidding opportunities to be impacted and market uncertainty could contribute to an overall deceleration in projects coming out to bid. Recovery of the C&I market will be heavily dependent on overall economic recovery. We are hopeful that stimulus packages will provide greater opportunity and are encouraged by the possible approval of a long-awaited infrastructure bill. We believe that the primary markets we serve may be somewhat less vulnerable to economic slowing, such as health care, transportation, data centers, warehousing, renewable energy and water projects. Many signs indicate that the service industry and small project market could quickly rebound in the near future as pent-up demand will need to be addressed.
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
We strive to maintain our status as a preferred provider to our T&D and C&I customers. In an effort to support our growth strategy and maximize stockholder returns, we seek to efficiently manage our capital. We continue to implement strategies that further expand our capabilities and allow opportunities to provide prudent capital returns. On July 15, 2019, we completed the acquisition of substantially all the assets of CSI Electrical Contractors, Inc. (“CSI”), which expanded our C&I operations in California. The total consideration was approximately $80.7 million, funded through borrowings under our credit facility. We ended the third quarter of 2020 with $310.4 million available under our credit facility. We believe that our financial position, positive cash flows and other operational strengths will enable us to manage the current challenges and uncertainties in the markets we serve, including new challenges and uncertainties associated with the ongoing COVID-19 pandemic, and give us the flexibility to successfully execute our strategies. In light of the uncertainties around the economic impacts from the COVID-19 pandemic, we are focused on controlling our costs and capital expenditures to preserve our ability to continue to fund our operations; however, we continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.

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
Our backlog was $1.72 billion at September 30, 2020, compared to $1.50 billion at December 31, 2019 and $1.37 billion at September 30, 2019. Our backlog at September 30, 2020 increased 11.0% from June 30, 2020. Backlog in the T&D segment increased $225.8 million and C&I backlog decreased $54.9 million compared to June 30, 2020. Our backlog as of September 30, 2020 included our proportionate share of joint venture backlog totaling $28.6 million, compared to $28.7 million at June 30, 2020.
The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at September 30, 2020
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2019

T&D	$746,571	$207,175	$469,898
C&I	973,046	185,027	1,029,305
Total	$1,719,617	$392,202	$1,499,203

Project Bonding Requirements and Parent Guarantees
A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our sureties for claims against our surety bonds. As of September 30, 2020, we had approximately $1.36 billion in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $660.2 million as of September 30, 2020.
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

Consolidated Results of Operations
The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Contract revenues	$607,901	100.0%	$583,214	100.0%	$1,639,422	100.0%	$1,500,084	100.0%
Contract costs	531,429	87.4	524,017	89.8	1,440,013	87.8	1,354,848	90.3
Gross profit	76,472	12.6	59,197	10.2	199,409	12.2	145,236	9.7
Selling, general and
administrative expenses	51,443	8.5	41,667	7.1	137,688	8.4	108,598	7.2
Amortization of intangible assets	578	0.1	1,419	0.3	3,009	0.2	2,888	0.2
Gain on sale of property and equipment	(478)	(0.1)	(1,151)	(0.2)	(1,967)	(0.1)	(2,548)	(0.1)
Income from operations	24,929	4.1	17,262	3.0	60,679	3.7	36,298	2.4
Other income (expense):
Interest income	—	—	—	—	6	—	—	—
Interest expense	(1,113)	(0.2)	(2,125)	(0.4)	(3,941)	(0.2)	(4,498)	(0.3)
Other income (expense), net	18	—	(922)	(0.2)	(556)	—	406	—
Income before provision for income taxes	23,834	3.9	14,215	2.4	56,188	3.5	32,206	2.1
Income tax expense	6,542	1.1	3,754	0.6	15,579	1.0	8,767	0.5
Net income	17,292	2.8	10,461	1.8	40,609	2.5	23,439	1.6
Less: net income (loss) attributable to noncontrolling interest	—	—	106	—	—	—	(1,476)	(0.1)
Net income attributable to MYR Group Inc.	$17,292	2.8%	$10,355	1.8%	$40,609	2.5%	$24,915	1.7%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Revenues. Revenues were $607.9 million for the three months ended September 30, 2020 compared to $583.2 million for the three months ended September 30, 2019. The increase of $24.7 million, or 4.2%, was primarily due to incremental revenues from the CSI acquisition and storm work related to certain weather events. These increase were partially offset by impacts related to the COVID-19 pandemic primarily associated with our C&I segment and a delay in start-up activity on certain transmission projects.

Gross margin. Gross margin was 12.6% for the three months ended September 30, 2020 compared to 10.2% for the three months ended September 30, 2019. The increase in gross margin was primarily due to an increase in higher margin and storm-related work, better-than-anticipated productivity on certain projects and settlements related to previously unrecognized revenues on project claims and change orders. These improvements were partially offset by labor inefficiencies on certain projects and decreases in revenue recognized on pending claims and change orders for which the Company is seeking reimbursement. Changes in estimates of gross profit on certain projects resulted in a gross margin decrease of 0.3% and an increase of 0.2% for the three months ended September 30, 2020 and 2019, respectively.
Gross profit. Gross profit was $76.5 million for the three months ended September 30, 2020 compared to $59.2 million for the three months ended September 30, 2019. The increase of $17.3 million, or 29.2% was due to higher revenues and margins.
Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) was $51.4 million for the three months ended September 30, 2020 compared to $41.7 million for the three months ended September 30, 2019. The period-over-period increase of $9.7 million was primarily due to an increase in bonus, profit sharing and other employee-related expenses to support the growth in our operations, as well as incremental cost associated with our CSI operations, and an increase in contingent compensation expense related to a prior acquisition.
Gain on sale of property and equipment. Gains from the sale of property and equipment for the three months ended September 30, 2020 were $0.5 million compared to $1.2 million for the three months ended September 30, 2019. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $1.1 million for the three months ended September 30, 2020 compared to $2.1 million for the three months ended September 30, 2019. The period-over-period decrease of $1.0 million was primarily due to a decrease in our outstanding debt and a decrease in our weighted average interest rate during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, partially offset by prepayment penalties from early retirements of equipment notes.
Income tax expense. Income tax expense was $6.5 million for the three months ended September 30, 2020, with an effective tax rate of 27.4%, compared to the expense of $3.8 million for the three months ended September 30, 2019, with an effective tax rate of 26.4%. The increase in the tax rate for the three months ended September 30, 2020 was primarily due to the impact of the global intangible low tax income (“GILTI”) and other permanent difference items.
Net income attributable to MYR Group Inc. Net income attributable to MYR Group Inc. was $17.3 million for the three months ended September 30, 2020 compared to $10.4 million for the three months ended September 30, 2019. The increase was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended September 30,
	2020		2019
(dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$299,739	49.3%	$294,940	50.6%
Commercial & Industrial	308,162	50.7	288,274	49.4
Total	$607,901	100.0%	$583,214	100.0%
Operating income (loss):
Transmission & Distribution	$32,387	10.8%	$17,726	6.0%
Commercial & Industrial	11,732	3.8	10,795	3.7
Total	44,119	7.3	28,521	4.9
General Corporate	(19,190)	(3.2)	(11,259)	(1.9)
Consolidated	$24,929	4.1%	$17,262	3.0%
Transmission & Distribution
Revenues for our T&D segment for the three months ended September 30, 2020 were $299.7 million compared to $294.9 million for the three months ended September 30, 2019, an increase of $4.8 million, or 1.6%. The increase in revenue was primarily related to an increase in storm work related to certain weather events partially offset by a delay in start-up activity on certain transmission projects.
Revenues from transmission projects represented 61.7% and 66.5% of T&D segment revenue for the three months ended September 30, 2020 and 2019, respectively. Additionally, for the three months ended September 30, 2020, measured by revenue in our T&D segment, we provided 42.2% of our T&D services under fixed-price contracts, as compared to 53.4% for the three months ended September 30, 2019.
Operating income for our T&D segment for the three months ended September 30, 2020 was $32.4 million, an increase of $14.7 million, or 82.7%, from the three months ended September 30, 2019. The increase in T&D operating income from the prior year was primarily due to higher revenues, better-than-anticipated productivity on a certain projects, an increase in storm related work and settlements related to previously unrecognized revenues on project claims. These increases were partially offset by decreases in revenue recognized on a pending claim and change order on a project for which the Company is seeking reimbursement as well as labor inefficiencies on another project. As a percentage of revenues, operating income for our T&D segment was 10.8% for the three months ended September 30, 2020 compared to 6.0% for the three months ended September 30, 2019.

Commercial & Industrial
Revenues for our C&I segment for the three months ended September 30, 2020 were $308.2 million compared to $288.3 million for the three months ended September 30, 2019, an increase of $19.9 million, or 6.9%, primarily due to increases in volume associated with the CSI acquisition and transportation-related services, partially offset by slowdowns associated with the COVID-19 pandemic. Measured by revenue in our C&I segment, we provided 80.7% of our services under fixed-price contracts for the three months ended September 30, 2020, compared to 76.6% for the three months ended September 30, 2019.

Operating income for our C&I segment for the three months ended September 30, 2020 was $11.7 million, an increase of $0.9 million, over the three months ended September 30, 2019. The period-over-period increase in operating income was due to higher revenues, an increase in higher margin work and better-than-anticipated productivity on certain projects. These increases were partially offset by labor inefficiencies on certain projects. As a percentage of revenues, operating income for our C&I segment was 3.8% for the three months ended September 30, 2020 compared to 3.7% for the three months ended September 30, 2019.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Revenues. Revenues were $1.6 billion for the nine months ended September 30, 2020 compared to $1.5 billion for the nine months ended September 30, 2019. The increase of $0.1 billion, or 9.3%, was primarily due to incremental revenues from the CSI acquisition, partially offset by a decrease due to the timing of activity on various-sized C&I projects, along with impacts related to the COVID-19 pandemic primarily associated with our C&I segment.
Gross margin. Gross margin was 12.2% for the nine months ended September 30, 2020 compared to 9.7% for the nine months ended September 30, 2019. The increase in gross margin was primarily due to an increase in higher margin and storm-related work as well as better-than-anticipated productivity on certain projects. These increases were partially offset by labor inefficiencies on certain projects. Additionally, gross margin during the nine months ended September 30, 2019 was negatively impacted by projects at lower than historical margins and inefficiencies associated with a joint venture project, that has since been completed. Changes in estimates of gross profit on certain projects resulted in gross margin decreases of 0.4% and 0.5% for the nine months ended September 30, 2020 and 2019, respectively.
Gross profit. Gross profit was $199.4 million for the nine months ended September 30, 2020 compared to $145.2 million for the nine months ended September 30, 2019, the increase of $54.2 million, or 37.3% was due to higher revenues and margins.
Selling, general and administrative expenses. SG&A was $137.7 million for the nine months ended September 30, 2020 compared to $108.6 million for the nine months ended September 30, 2019. The period-over-period increase of $29.1 million was primarily due to the acquisition of CSI, along with an increase in bonus, profit sharing and other employee-related expenses to support the growth in our operations.
Gain on sale of property and equipment. Gains from the sale of property and equipment for the nine months ended September 30, 2020 were $2.0 million compared to $2.5 million for the nine months ended September 30, 2019. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Interest expense. Interest expense was $3.9 million for the nine months ended September 30, 2020 compared to $4.5 million for the nine months ended September 30, 2019. This decrease was primarily attributable to a decrease in our outstanding debt and a decrease in our weighted average interest rate during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, partially offset by prepayment penalties from early retirements of equipment notes.
Other income (expense). Other expense was $0.6 million for the nine months ended September 30, 2020, primarily attributable to a contingent consideration related to margin guarantees on certain contracts associated with the acquisition of CSI recognized in the three months ended September 30, 2020. Other income was $0.4 million for the nine months ended September 30, 2019.
Income tax expense. Income tax expense was $15.6 million for the nine months ended September 30, 2020, with an effective tax rate of 27.7%, compared to the expense of $8.8 million for the nine months ended September 30, 2019, with an effective tax rate of 27.2%.

Net income attributable to MYR Group Inc. Net income attributable to MYR Group Inc. was $40.6 million for the nine months ended September 30, 2020 compared to $24.9 million for the nine months ended September 30, 2019. The increase was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Nine months ended September 30,
	2020		2019
(dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$835,768	51.0%	$823,398	54.9%
Commercial & Industrial	803,654	49.0	676,686	45.1
Total	$1,639,422	100.0%	$1,500,084	100.0%
Operating income (loss):
Transmission & Distribution	$74,189	8.9%	$48,706	5.9%
Commercial & Industrial	30,002	3.7	20,365	3.0
Total	104,191	6.4	69,071	4.6
General Corporate	(43,512)	(2.7)	(32,773)	(2.2)
Consolidated	$60,679	3.7%	$36,298	2.4%
Transmission & Distribution
Revenues for our T&D segment for the nine months ended September 30, 2020 were $835.8 million compared to $823.4 million for the nine months ended September 30, 2019, an increase of $12.4 million, or 1.5%. The increase in revenue was primarily related to an increase in revenue on distribution projects, partially offset by a decrease in revenue on transmission projects.
Revenues from transmission projects represented 64.3% and 67.2% of T&D segment revenue for the nine months ended September 30, 2020 and 2019, respectively. Additionally, for the nine months ended September 30, 2020, measured by revenue in our T&D segment, we provided 44.7% of our T&D services under fixed-price contracts, as compared to 49.8% for the nine months ended September 30, 2019.
Operating income for our T&D segment for the nine months ended September 30, 2020 was $74.2 million, an increase of $25.5 million, or 52.3%, from the nine months ended September 30, 2019. The increase in T&D operating income from the prior year was primarily due to higher revenues, better-than-anticipated productivity on certain projects and an increase in higher margin work on certain projects. These increases were partially offset by labor and material inefficiencies and inclement weather experienced on certain projects. As a percentage of revenues, operating income for our T&D segment was 8.9% for the nine months ended September 30, 2020 compared to 5.9% for the nine months ended September 30, 2019.
Commercial & Industrial
Revenues for our C&I segment for the nine months ended September 30, 2020 were $803.7 million compared to $676.7 million for the nine months ended September 30, 2019, an increase of $127.0 million, or 18.8%, primarily due to incremental revenues from the CSI acquisition, partially offset by a decrease due to the timing of activity on various-sized projects along with impacts related to the COVID-19 pandemic. Measured by revenue in our C&I segment, we provided 81.5% of our services under fixed-price contracts for the nine months ended September 30, 2020, compared to 69.4% for the nine months ended September 30, 2019.

Operating income for our C&I segment for the nine months ended September 30, 2020 was $30.0 million, an increase of $9.6 million over the nine months ended September 30, 2019. The period-over-period increase in operating income was primarily due to higher revenues, an increase in higher margin work on certain projects and better-than-anticipated productivity on certain projects, partially offset by labor inefficiencies on certain projects. As a percentage of revenues, operating income for our C&I segment was 3.7% for the nine months ended September 30, 2020 compared to 3.0% for the nine months ended September 30, 2019.
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
The following table provides a reconciliation of net income to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019

Net income attributable to MYR Group Inc.	$17,292	$10,355	$40,609	$24,915
Net income (loss) attributable to noncontrolling interest	—	106	—	(1,476)
Net income	17,292	10,461	40,609	23,439
Add:
Interest expense, net	1,113	2,125	3,935	4,498
Income tax expense	6,542	3,754	15,579	8,767
Depreciation & amortization	11,275	11,858	35,030	33,041
EBITDA	$36,222	$28,198	$95,153	$69,745

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
The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019

Provided By Operating Activities:
Net cash flows provided by operating activities	$30,703	$24,346	$128,626	$31,745
Add/(subtract):
Changes in operating assets and liabilities	(421)	(1,906)	(49,784)	26,418
Adjustments to reconcile net income to net cash flows provided by operating activities	(12,990)	(11,979)	(38,233)	(34,724)
Depreciation & amortization	11,275	11,858	35,030	33,041
Income tax expense	6,542	3,754	15,579	8,767
Interest expense, net	1,113	2,125	3,935	4,498
EBITDA	$36,222	$28,198	$95,153	$69,745

Liquidity and Capital Resources
As of September 30, 2020, we had working capital of $199.2 million. We define working capital as current assets less current liabilities. During the nine months ended September 30, 2020, operating activities of our business provided net cash of $128.6 million, compared to $31.7 million of cash provided for the nine months ended September 30, 2019. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The $96.9 million year-over-year increase in cash provided by operating activities was primarily due to favorable net changes in operating assets and liabilities of $76.2 million and increase in net income of $17.2 million and depreciation and amortization of $2.0 million. The favorable change in operating assets and liabilities was primarily due to the net favorable year-over-year increases in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $38.9 million and a favorable change of $29.9 million in other liabilities, of which $17.2 million is due to the timing of payroll and the related tax payments, which we have elected to defer under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The increase in cash provided by working capital accounts, primarily related to construction activities, was primarily due to favorable changes in contract assets and contract liabilities due to the timing of billings and payments under our contracts.
In the nine months ended September 30, 2020, we used net cash in investing activities of $25.3 million, consisting of $27.5 million for capital expenditures, partially offset by $2.1 million of proceeds from the sale of equipment.
In the nine months ended September 30, 2020, financing activities used net cash of $96.6 million, consisting primarily of $65.2 million of repayments under our revolving line of credit, $30.4 million of repayments of principal obligations under our equipment notes of which mostly consists of prepayments of our principal obligations, $0.9 million of repayments of finance lease obligations and share repurchases of $0.4 million, all of which represented shares surrendered to satisfy tax obligations under our stock compensation programs during the nine months ended September 30, 2020.

We anticipate that our borrowing availability of $310.4 million at September 30, 2020 under our revolving line of credit and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, share repurchases, and any new challenges and uncertainties associated with the COVID-19 pandemic. Although we believe that we have adequate cash and borrowing capacity to meet our liquidity needs, any large projects or acquisitions may require additional capital. Additionally, in light of the uncertainties around the economic impacts from the ongoing COVID-19 pandemic, we are focused on controlling our costs and capital expenditures to preserve our ability to continue to fund our operations; however, we continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
Amounts borrowed under the Credit Agreement bear interest, at our option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 0.75%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on our consolidated leverage ratio (“Leverage Ratio”) which is defined in the Credit Agreement as Consolidated Total Indebtedness (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.00% to 1.75% for non-performance letters of credit or 0.50% to 0.875% for performance letters of credit, based on our consolidated Leverage Ratio. We are subject to a commitment fee of 0.15% to 0.25%, based on our consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when our consolidated Leverage Ratio exceeds 2.50 or our consolidated Liquidity (as defined in the Credit Agreement) is less than $50.0 million.
Under the Credit Agreement, we are subject to certain financial covenants and must maintain a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. We were in compliance with all of the financial covenants under the Credit Agreement as of September 30, 2020.
As of September 30, 2020, we had $38.6 million of debt outstanding under the Facility and letters of credit outstanding of approximately $11.3 million. As of December 31, 2019, we had $103.8 million of debt outstanding under the Facility and letters of credit outstanding of approximately $10.6 million.
Equipment Notes
We have entered into multiple Master Loan Agreements with multiple banks. The Master Loan Agreements may be used for financing of equipment between us and the lending banks pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.

As of September 30, 2020, we had four executed and outstanding Equipment Notes that are collateralized by equipment and vehicles owned by us. In addition to regularly schedule payments we retired five of our Equipment Notes during the nine months ended September 30, 2020. The outstanding balance of these Equipment Notes was $31.6 million as of September 30, 2020 and $62.0 million as of December 31, 2019.
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
Concentration of Credit Risk
We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2020 and 2019, none of our customers individually exceeded 10% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
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
These risks, contingencies and uncertainties include, but are not limited to, the following:
•Our operating results may vary significantly from period to period.
•Our industry is highly competitive. Increased competition can place downward pressure on contract prices and profit margins and may limit the number of projects that we are awarded.
•We may be unsuccessful in generating internal growth, which could impact the projects available to the Company.
•Negative economic and market conditions, as well as regulatory and environmental requirements, may adversely impact our customers’ future spending and, as a result, our operations and growth.
•Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of penalties, including liquidated damages.
•Our revenues may be exposed to potential risk if a project is terminated or canceled, if our customers encounter financial difficulties or if we encounter disputes with our customers.
•Our business is labor intensive and we may be unable to attract and retain qualified personnel.
•The timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results.
•During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.
•We may incur liabilities and suffer negative financial or reputational impacts relating to occupational health and safety matters including those related to hazards such as wildfires and other natural disasters.
•Backlog may not be realized or may not result in profits and may not accurately represent future revenue.
•Our business growth could outpace the capability of our internal resources and limit our ability to support growth.
•Our dependence on suppliers, subcontractors and equipment manufacturers could expose us to the risk of loss in our operations.
•Our participation in joint ventures and other projects with third parties may expose us to liability for failures of our partners.
•Our inability to successfully execute or integrate acquisitions or joint ventures may have an adverse impact on our growth strategy and business.
•Legislative or regulatory actions relating to electricity transmission and renewable energy may impact demand for our services.
•Our use of percentage-of-completion accounting could result in a reduction or reversal of previously recognized profits.

•Our insurance has limits and exclusions that may not fully indemnify us against certain claims or losses, including claims resulting from wildfires or other natural disasters, and the unavailability or cancellation of third party insurance coverages would increase our overall risk exposure and could disrupt our operations.
•Our actual costs may be greater than expected in performing our fixed-price and unit-price contracts.
•Our financial results are based upon estimates and assumptions that may differ from actual results.
•The loss of a major customer may have an adverse effect on us.
•We extend trade credit to customers for purchases of our services, and may have difficulty collecting receivables from them.
•Our failure to comply with environmental and other laws and regulations could result in significant liabilities.
•We may not be able to compete for, or work on, certain projects if we are not able to obtain necessary bonds, letters of credit, bank guarantees or other financial assurances.
•Inability to hire or retain key personnel could disrupt our business.
•The COVID-19 pandemic may have an adverse impact on our business, employees, liquidity, financial condition, results of operations and cash flows.
•Our business may be affected by seasonal and other variations, including severe weather conditions and the nature of our work environment.
•Work stoppages or other labor issues with our unionized workforce could adversely affect our business, and we may be subject to unionization attempts.
•Failure to obtain permitting, right-of-way access and other tactical considerations prior to the commencement of work could delay the commencement of work on projects or cause modifications of work plans, potentially resulting in lower margins.
•Multi-employer pension plan obligations related to our unionized workforce could adversely impact our earnings.
•Our results of operations could be adversely affected as a result of asset impairments.
•We may not have access in the future to sufficient funding to finance desired growth and operations.
•We rely on information, communications and data systems in our operations and we or our business partners may be subject to failures, interruptions or breaches of such systems, which could affect our operations or our competitive position, expose sensitive information or damage our reputation.
•Our operations are subject to a number of operational risks which may result in unexpected costs or liabilities.
•Opportunities associated with government contracts could lead to increased governmental regulation applicable to us.
•Changes in our interpretation of tax laws could impact the determination of our income tax liabilities.
•The nature of our business exposes us to potential liability for warranty claims and faulty engineering, which may reduce our profitability.
•Our stock may experience significant price and volume fluctuations and future issuances of our common stock could lead to dilution of our issued and outstanding common stock.
•Risks associated with operating in the Canadian market could restrict our ability to expand and harm our business and prospects.
•Our failure to comply with the laws applicable to our Canadian activities, including the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, could have an adverse effect on us.
•If we fail to maintain effective internal controls, we may not be able to report our financial results accurately or timely or prevent or detect fraud, which could have a material adverse effect on our business or the market price of our common stock.
•An increase in the prices of certain materials and commodities used in our business could adversely affect our business.

•Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
•Certain provisions in our organizational documents and Delaware law could delay or prevent a change in control of our company.
•We are subject to risks associated with climate change including financial risks and physical risks such as an increase in extreme weather events (such as floods, wildfires or hurricanes), rising sea levels and limitations on water availability and quality.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2020, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the nine months ended September 30, 2020 and 2019, including instruments for trading, hedging or speculating on changes in interest rates or commodity prices of materials used in our business.
As of September 30, 2020, we had $38.6 million of debt outstanding under the Facility. Borrowings under the Facility are based upon an interest rate that will vary depending upon the prime rate, federal funds rate and Adjusted LIBOR. If the prime rate, federal funds rate or Adjusted LIBOR increased, our interest payment obligations on outstanding borrowings would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. If market rates of interest on all our revolving debt as of September 30, 2020, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.4 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of September 30, 2020, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by the same amount.
Borrowings under our Equipment Notes are at fixed rates established on the date the respective Equipment Note was executed.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
For the year ended December 31, 2019, management’s assessment of our internal control over financial reporting excluded the internal control over financial reporting of CSI Electrical Contractors, Inc., which was acquired on July 15, 2019. Pursuant to the SEC’s general guidance that a recently acquired business may be omitted from the scope of an assessment in the year of the acquisition, the scope of our assessment does not include CSI Electrical Contractors, Inc. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020 will include CSI Electrical Contractors, Inc. As of September 30, 2020, CSI Electrical Contractors, Inc. represented a total of approximately 16.5% and 18.1% of total assets and net assets, respectively, and 15.1% and 7.6% of contract revenues and income before income taxes, respectively, for the quarter then ended.

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
As our response to the pandemic continues to evolve, we may incur additional costs and could experience adverse impacts to our business, each of which may be significant. We have focused on controlling our costs and capital expenditures to preserve our ability to continue to fund our operations and may need to take additional actions to reduce spending in the future. Although we are unable to predict the ultimate impact of the COVID-19 outbreak at this time, the pandemic could adversely affect, our business, employees, liquidity, financial condition, results of operations and cash flows. Such effects may be material and the potential impacts include, but are not limited to:
•disruptions in our supply chain due to transportation delays, travel restrictions, raw material cost increases and shortages, and closures of businesses or facilities;
•reductions in our operating effectiveness due to workforce disruptions resulting from “shelter-in-place” and “stay-at-home” orders, and the unavailability of key personnel necessary to conduct our business activities; and
•volatility in the global financial markets, which could have a negative impact on our ability to access capital and additional sources of financing in the future.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuances of Common Stock. On July 23, 2020, 366 unregistered shares of our common stock, valued in the aggregate at $11,968 were issued to a director of the Company who elected to receive a portion of their director retainer fee in stock in lieu of cash. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 for an issuance not involving a public offering.
Purchases of Common Stock. The Company did not repurchase any shares of its common stock during the period from July 1, 2020 through September 30, 2020.
Share Repurchase Program. On October 22, 2020, the Company’s Board of Directors authorized a new $50.0 million share repurchase program effective November 2, 2020. The Company intends to fund the share repurchase program from cash on hand and through borrowings under its credit facility. The new share repurchase program will expire on November 2, 2021, or when the authorized funds are exhausted, whichever is earlier.

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
______________________________________
†    Filed herewith
*    Electronically filed

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC. (Registrant)

October 28, 2020	/s/ BETTY R. JOHNSON
Betty R. Johnson Senior Vice President, Chief Financial Officer and Treasurer