Form 10-K
period 2020-12-31
MYR GROUP INC.
filed 2021-03-03
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number: 1-08325
_________________________________________________________________
MYR GROUP INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________________

Delaware	36-3158643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12150 East 112th Avenue
Henderson CO 80640
(Address of principal executive offices, including zip code)
(303) 286-8000
(Registrant’s telephone number, including area code)
__________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☒
As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the outstanding common equity held by non-affiliates of the registrant was approximately $380.7 million, based upon the closing sale price of the common stock on such date as reported by the Nasdaq Global Market (for purposes of calculating this amount, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the registrant have been deemed affiliates).
As of February 26, 2021 there were 16,788,372 shares of the registrant’s $0.01 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with its 2021 annual meeting of stockholders expected to be held on April 22, 2021, are incorporated into Part III hereof.

MYR GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020
Throughout this report, references to “MYR Group,” the “Company,” “we,” “us,” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

FORWARD-LOOKING STATEMENTS
Statements in this Annual Report on Form 10-K contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “unlikely,” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K. We disclaim any obligation to update these statements (unless required by securities laws) and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict, and many of which are beyond our control. In addition, many of these risks, contingencies and uncertainties are currently amplified by, and may continue to be amplified by, the COVID-19 pandemic. These and other important factors, including those discussed in Item 1A — “Risk Factors” of this report, and in any risk factors or cautionary statements contained in our other filings with the SEC, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

PART I
Item 1.    Business
General
We are a holding company of specialty electrical construction service providers that was established in 1995 through the merger of long-standing specialty contractors. Through our subsidiaries, we serve the electric utility infrastructure, commercial and industrial construction markets. Our operations are currently conducted through wholly owned subsidiaries, including: The L. E. Myers Co.; Harlan Electric Company; Great Southwestern Construction, Inc.; Sturgeon Electric Company, Inc.; MYR Energy Services, Inc.; E.S. Boulos Company; Western Pacific Enterprises Ltd.; High Country Line Construction, Inc.; MYR Transmission Services Canada, Ltd.; Northern Transmission Services, Ltd.; Sturgeon Electric California, LLC; GSW Integrated Services, LLC; Huen Electric, Inc. and CSI Electrical Contractors, Inc. We primarily provide electrical construction services through a network of local offices located throughout the United States and western Canada. We provide a broad range of services, including design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair.
Our principal executive offices are located at 12150 East 112th Avenue, Henderson, Colorado 80640. The telephone number of our principal executive offices is (303) 286-8000.
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
Commercial and Industrial segment   We have provided electrical contracting services for commercial and industrial construction since 1912. Our C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, the installation of traffic networks and the installation of bridge, roadway and tunnel lighting in the United States and western Canada. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, renewable energy projects, manufacturing plants, processing facilities, water treatment facilities, mining facilities and transportation control and management systems.
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
For the years ended December 31, 2020, 2019 and 2018, our top 10 customers accounted for 32.7%, 30.8%, and 32.9%, of our revenues, respectively. For the years ended December 31, 2020, 2019 and 2018, no single customer accounted for more than 10.0% of annual revenues.
For the years ended December 31, 2020, 2019 and 2018, revenues derived from T&D customers accounted for 51.4%, 54.8% and 58.3% of our total revenues, respectively, and revenues derived from C&I customers accounted for 48.6%, 45.2% and 41.7% of our total revenues, respectively.
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
•fixed-price agreements, under which we agree to perform the defined scope for a fixed amount;
•unit-price agreements, under which we agree to perform the work at a fixed price per unit of work as specified in the agreement;
•time-and-equipment and time-and-materials contracts, under which we agree to perform the work at negotiated hourly billing rates for labor and equipment and for other expenses, including materials, as incurred, at rates agreed to in the contract; and
•cost-plus contracts, where we are paid for our costs plus a negotiated margin.
On occasion, time-and-equipment, time-and-materials, cost-plus and shared savings contracts require us to include a guaranteed not-to-exceed maximum price.
Fixed-price and unit-price contracts typically have higher potential margins; however, they hold a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have less margin upside, but generally have a lower risk of cost overruns. Work in our T&D segment is generally completed under fixed-price, time-and-materials, time-and-equipment, unit-price and cost-plus agreements. Work in our C&I segment is typically performed under fixed-price, time-and-materials, cost-plus, and unit-price agreements. Fixed-price contracts accounted for 62.7% of total revenue for the year ended December 31, 2020, including 43.9% of our total revenue for our T&D segment and 82.5% of our total revenue for our C&I segment.
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
We believe that the principal competitive factors that customers consider in our industry are:
•price and flexible contract terms;
•safety programs and safety performance;
•technical expertise and experience;
•management team experience;
•reputation and relationships with the customer;
•geographic presence and breadth of service offerings;
•willingness to accept risk;
•quality of service execution;
•specialized equipment, tooling and centralized fleet structure;
•the availability of qualified and licensed personnel;
•adequate financial resources and bonding capacity;
•technological capabilities; and
•weather-damage restoration abilities and reputation.

While we believe our customers consider a number of factors when selecting a service provider, most of their work is awarded through a bid process where price is always a principal factor. See “Risk Factors — Our industry is highly competitive.”
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
A major competitive factor in our C&I segment is the individual relationships that we and our competitors have developed with general contractors who typically manage the bid process, along with the willingness to be an exclusive partner with the general contractor on pursuits requiring the complete finance, design and construction services for the project. Additionally, the equipment requirements for C&I work are generally not as significant as that of T&D construction. Since C&I construction typically involves the purchase of materials, the financial resources to meet the materials procurement and equipment requirements of a particular project may impact the competition that we encounter. We differentiate ourselves from our competitors by bidding for larger and more technically complex projects, which we believe many of our smaller competitors may not be capable of executing effectively or profitably. We believe that we have a favorable competitive position in the markets that we serve due in part to our strong operating history, strong local market share, our reputation and our relationships with our customers.
Project Bonding Requirements and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We are required to reimburse the surety for its expenses incurred in performing its obligations under the bond. We believe that the strength of our balance sheet, as well as our strong and long-standing relationship with our sureties, enhances our ability to obtain adequate financing and bonds. These bonds are typically issued at the face value of the contract awarded. As of December 31, 2020, we had approximately $542.8 million in original face amount of bonds outstanding for projects in our T&D segment and approximately $789.1 million for projects in our C&I segment. Our estimated remaining cost to complete these bonded projects for both segments was approximately $629.1 million as of December 31, 2020. As of December 31, 2019, we had approximately $270.0 million in original face amount of bonds outstanding for projects in our T&D segment and approximately $632.1 million for projects in our C&I segment. The ability to post bonds provides us with a competitive advantage over smaller or less financially secure competitors.

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
Backlog
We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. A customer’s intention to award us work under a fixed-price contract is not included in backlog unless there is an actual award and contract to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of MSAs that typically have a one- to three-year duration from execution. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to generate in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Our backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between our backlog and remaining performance obligations is due to the portion of our MSAs that is excluded, under certain contract types, from our remaining performance obligations as these contracts can be canceled for convenience at any time by us or the customer without considerable cost incurred by the customer. Our estimated backlog also includes our proportionate share of unconsolidated joint venture contracts. Additional information related to our remaining performance obligations is provided in Note 11 — Revenue Recognition to our Financial Statements. See also “Item 1A. Risk Factors — Backlog may not be realized or may not result in profits and may not accurately represent future revenue.”
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

	Backlog at December 31, 2020
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2019
T&D	$753,932	$184,526	$469,898
C&I	895,524	208,519	1,029,305
Total	$1,649,456	$393,045	$1,499,203
Changes in backlog from period to period are primarily the result of fluctuations in the timing of awards and revenue recognition of contracts. Our backlog as of December 31, 2020 included our proportionate share of unconsolidated joint venture backlog totaling $24.8 million.

Trade Names and Intellectual Property
We operate in the United States under a number of trade names, including: The L. E. Myers Co.; Harlan Electric Company; Great Southwestern Construction, Inc.; Sturgeon Electric Company, Inc.; MYR Energy Services, Inc.; E.S. Boulos Company; High Country Line Construction, Inc.; Sturgeon Electric California, LLC; GSW Integrated Services, LLC; Huen Electric, Inc.; and CSI Electrical Contractors, Inc. We operate in Canada under the following trade names: MYR Transmission Services Canada, Ltd.; Northern Transmission Services, Ltd and Western Pacific Enterprises Ltd. We do not generally register our trade names, but instead rely on statutory and common law protection. While we consider our trade names to be valuable assets, we do not consider any single trade name to be of such material importance that its absence would cause a material disruption to our business. We also do not materially rely upon any patents, licenses or other intellectual property.
Equipment
Our long history in the T&D industry has allowed us to be instrumental in designing much of the specialty tools and equipment used in the industry, including wire pullers, wire tensioners and aerial devices. We operate a fleet of trucks and trailers, support vehicles, bulldozers, bucket trucks, digger derricks and cranes and specialty construction equipment, such as wire pullers and wire tensioning machines. We also rely on specialized tooling, including stringing blocks, wire grips and presses. The standardization of our trucks and trailers allows us to streamline training, maintenance and parts costs. We operate a centralized fleet facility, as well as 21 regional maintenance shops throughout the United States, that are staffed with over 150 mechanics and equipment managers who service our fleet. Our ability to internally service our fleet in various markets often allows us to reduce repair costs and the time equipment is out of service by eliminating both the need to ship equipment long distances for repair and dependence on third party maintenance providers. Our maintenance shops are also able to modify standard construction equipment to meet the specific needs of our specialty applications. We are a final-stage manufacturer for several configurations of our specialty vehicles, and, in the event that a particular piece of equipment is not available to us, we can often build the component on-site, which reduces our reliance on our equipment suppliers.
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
Regulation
Our operations are subject to various laws and regulations including:
•licensing, permitting and inspection requirements applicable to electricians and engineers;
•regulations relating to worker safety and environmental protection;
•licensing, permitting and inspection requirements applicable to construction projects;
•building and electrical codes;
•special bidding and procurement requirements on government projects; and
•local laws and government acts regulating work on protected sites.
We believe that we are in compliance with applicable regulatory requirements and we believe that we have all material licenses required to conduct our operations. Our failure to comply with applicable regulations could result in project delays, cost overruns, remediation costs, substantial fines and revocation of our operating licenses.
We are also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other customer, vendor or employee data. In addition, health and safety regulations (including laws or regulations promulgated in response to the ongoing COVID-19 pandemic) may require increased operating costs or capital investments to promote a safe working environment. With respect to the laws and regulations noted above, as well as other applicable laws and regulations, the Company's compliance programs may under certain circumstances involve material investments in the form of additional processes, training, personnel, information technology and capital. For a discussion of the risks associated with certain applicable laws and regulations, see “Item 1A. Risk Factors.

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
Additionally, there are significant environmental regulations under consideration to encourage the use of clean energy technologies and regulate emissions of greenhouse gases to address climate change. We regularly monitor the various proposals in this regard. Although the impact of climate change regulations on our business will depend on the specifics of governmental policies, legislation, and regulation, we believe that we will be well-positioned to adapt our business to meet new regulations. See “Item 1A. Risk Factors — Our failure to comply with environmental and other laws and regulations could result in significant liabilities” and “Item 1A. Risk Factors — We are subject to risks associated with climate change including financial risks and physical risks such as an increase in extreme weather events (such as floods, wildfires or hurricanes), rising sea levels and limitations on water availability and quality."
Cyclical Nature of Business and Seasonality
The demand for construction and maintenance services from our customers is cyclical in nature, particularly in our T&D segment, and vulnerable to downturns in the industries we serve as well as the economy in general. As a result, our volume of business could be adversely affected by declines or delays in new projects in various geographic regions.
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
Human Capital Resources
We believe that our people are our greatest assets and the success and growth of our business depend in large part on our ability to attract, develop and retain a diverse population of talented, qualified and highly skilled employees at all levels of our organization, including the individuals who comprise our workforce as well as our executive officers and other key personnel. We have developed key recruitment and retention strategies, objectives and measures that serve as the framework for our human capital management approach and guide the overall management of our business. These strategies, objectives and measures are advanced through a number of programs, policies and initiatives, including those related to: health and safety; inclusion, diversity, and equality; employee recruitment, training and development; and compensation and benefits programs.
We seek to attract and retain highly qualified craft employees by providing a superior work environment through our emphasis on safety, competitive compensation, and high-quality fleet of equipment. The number of individuals we employ varies significantly throughout the year, typically with lower staffing levels at year end and through the winter months when fewer projects are active. The number of craft employees fluctuates depending on the number and size of projects at any particular time. As of December 31, 2020, we had approximately 7,200 employees, consisting of approximately 1,350 salaried employees, including executive officers, district managers, project managers, superintendents, estimators, office managers, administrative staff, clerical personnel and approximately 5,850 craft employees. Approximately 88% of our craft employees are members of unions, with the majority being members of the International Brotherhood of Electrical Workers (“IBEW”), who are represented by many local unions under agreements with generally uniform terms and varying expiration dates. We generally are not direct parties to such local agreements, but instead these agreements are entered into by and between the IBEW local unions and the National Electrical Contractors Association (“NECA”), of which the majority of our subsidiaries are members. On occasion, we also employ individuals who are members of other trade unions pursuant to multi-employer, multi-union project agreements.
Information about our Executive Officers

Name	Age on March 3, 2021	Position
Richard S. Swartz	57	President and Chief Executive Officer
Betty R. Johnson	62	Senior Vice President and Chief Financial Officer
Tod M. Cooper	56	Senior Vice President, Chief Operating Officer T&D
William F. Fry	46	Vice President, Chief Legal Officer and Secretary
Jeffrey J. Waneka	59	Senior Vice President, Chief Operating Officer C&I
Richard S. Swartz was appointed president and chief executive officer on January 1, 2017 and has served as a member of our board of directors since April 2019. Prior to his current role, he served as executive vice president and chief operating officer from September 2016 to December 2016 and as senior vice president and chief operating officer from May 2011 to September 2016. Mr. Swartz served as senior vice president from August 2009 to May 2011, and as a group vice president from 2004 to 2009. Prior to becoming a group vice president, Mr. Swartz served as vice president of our transmission & distribution central division from 2002 to 2004. Mr. Swartz has held a number of additional positions since he joined us in 1982, including project foreman, superintendent, project manager and district manager.
Betty R. Johnson has served as senior vice president, chief financial officer since October 19, 2015. From October 19, 2015 to November, 2020, she also served as treasurer. Prior to joining us, Ms. Johnson served as the chief financial officer of Faith Technologies, Inc., a privately held electrical, engineering and technology systems contractor in 2015. From 2009 to 2014, Ms. Johnson served as the vice president of global finance and chief financial officer of Sloan Valve Company. Prior to this, Ms. Johnson was executive vice president and chief financial officer with Block and Company, Inc. from 2003 to 2009. From 1999 to 2003 she served as the vice president-operations/finance with Encompass Services Corporation. Ms. Johnson served as our controller from 1992 to 1998 and vice president and controller from 1998 to 1999. Ms. Johnson served as a member of our board of directors from 2007 until accepting her current position with us in 2015. Ms. Johnson also currently serves on the board of directors of Atkore International Group Inc., a publicly-traded manufacturer of electrical products company.
Tod M. Cooper was appointed senior vice president and chief operating officer T&D on January 1, 2017. Prior to his current role, he served as senior vice president from August 2013 to December 2016. Mr. Cooper served as group vice president, east from 2009 to 2013 and vice president T&D, east from 2006 to 2009. Mr. Cooper has held a number of additional positions since joining us in 1989, including business development manager, regional manager, district manager, and estimator.
William F. Fry joined us as vice president, chief legal officer and secretary on January 21, 2019. Prior to joining us, Mr. Fry served as vice president — legal for Team Inc., a specialty industrial service, engineering and manufacturing company from 2016 to 2018. Mr. Fry was general counsel, secretary, vice president & chief compliance officer of Furmanite Corporation, a provider of specialized technical services and product solutions, from 2012 to 2016, prior to its merger with Team Inc. Prior to joining Furmanite Corporation, Mr. Fry worked for American Tank & Vessel, Inc., a specialty engineering and construction company, in various roles from 2006 to 2012, ultimately serving as their general counsel.
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

Item 1A.    Risk Factors
You should read the following risk factors carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could affect our operations. The risks described below highlight some of the factors that have affected, and in the future could affect, our operations. Additional risks we do not yet know of, or that we currently think are immaterial, may also affect our operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, results of operations and cash flows could be affected and our stock price could decline.
Industry & Market Risks
Our operating results may vary significantly from period to period.
Our business can be highly cyclical and subject to seasonal and other variations that can result in significant differences in operating results from period to period. Additionally, our results may be materially and adversely affected by:
•the timing and volume of work under contract;
•increased competition and changes in the competitive marketplace for our services;
•the spending patterns of customers and governments;
•safety performance and reputation;
•increased costs of performance of our services caused by adverse weather conditions;
•cost overruns on fixed-price and unit-price contracts;
•decreased equipment utilization;
•delays on projects due to permitting, regulatory issues or customer-caused delays;
•disputes with customers relating to payment terms under our contracts and change orders, and our ability to successfully negotiate and obtain payment or reimbursement under our contracts and change orders;
•variations in the margins of projects performed during any particular reporting period;
•changes in the demand for our services;
•the loss of a major customer;
•changes in the mix of our customers, contracts and business;
•the amount of subcontractor and material costs in our projects;
•payment risk associated with the financial condition of our customers;
•increases in design and construction costs that we are unable to pass through to our customers;
•the termination or expiration of existing agreements;
•regional and general economic conditions and the condition of the financial markets;
•the inability to secure future sufficient funding to finance operations, fund growth or to provide the required financial resources certain large projects may require;
•losses experienced in our operations not otherwise covered by insurance;
•the timing and integration of acquisitions and the magnitude of the related acquisition and integration costs;
•costs we incur to support growth internally or otherwise;
•availability of qualified labor for specific projects;
•liabilities associated with participation in joint ventures related to third party failures;
•significant fluctuations in foreign currency exchange rates;
•significant fluctuations in interest rates;
•changes in bonding requirements applicable to existing and new agreements;
•costs associated with our multi-employer pension plan obligations;
•the availability of equipment;
•supply chain interruptions, including as a result of natural disasters, wildfires, weather, labor disputes, pandemic outbreak of disease, fire or explosions and power outages;
•impairment of goodwill or intangible assets; and
•warranty claims.

Accordingly, our operating results in any particular reporting period may not be indicative of the results that can be expected for any other reporting period.
Our industry is highly competitive.
Our industry is fragmented and we compete with other companies, ranging from small, independent firms servicing local markets to larger firms servicing regional, national and international markets. Relatively few barriers prevent entry into the C&I market and the distribution market. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors in those areas. Competition in the industry depends on many factors, including pricing of the construction services, the reputation for safety and the quality and reliability of the contractor. Some of our competitors may have lower labor and overhead cost structures and, therefore, may be able to provide their services at lower prices than ours. In addition, some of our competitors may have greater financial, technological and human resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the markets we serve or maintain our customer base at current levels. Additionally, we may face competition from in-house service organizations of our existing or prospective customers including electric utility companies and others which often employ personnel to internally perform some of the same types of services we do. If we are unable to compete successfully in our markets, our operating results could be adversely affected.
Negative economic and market conditions may adversely impact our customers’ future spending and, as a result, our operations and growth.
The demand for infrastructure construction and maintenance services from our customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the industries we serve as well as the economy in general. Stagnant or declining economic conditions could result in the delay, reduction or cancellation of certain projects and could cause our customers to outsource less work, which could adversely affect us in the future. Additionally, many of our customers finance their projects through the incurrence of debt or the issuance of equity. A reduction in cash flow or the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels, or at all. A prolonged economic downturn or recession could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. Material fluctuations in energy markets could also have an adverse impact on our customers’ spending patterns. Consolidation, competition, capital constraints or negative economic conditions in the electric power industry may also result in reduced spending by, or the loss of, one or more of our customers.
Changes to U.S. policies related to global trade and tariffs, as well as retaliatory trade measures implemented by other countries, have resulted in uncertainty surrounding the future of the global economy. Increases in the cost of imported raw materials or finished goods as a result of tariffs or trade policies may impact customer spending, and reductions in customer spending could lead to fewer project awards and more competition We cannot predict the outcome of these changing trade policies or other unanticipated political conditions, nor can we predict the timing or strength of any economic recovery or downturn worldwide or its impact on our customers’ markets.
New Project and Growth Risks
We may be unsuccessful in generating internal growth, which could impact the projects available to the Company.
Our ability to generate internal growth will be affected by, among other factors, our ability to:
•attract new customers;
•increase the number of projects performed for existing customers;
•hire and retain qualified personnel;
•successfully bid new projects;
•expand geographically; and
•adapt the range of services we offer to customers to address their evolving construction needs.
In addition, if our customers are constrained in their ability to obtain capital, it could reduce the number, timing or size of projects available to us. Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful, or that we will be able to generate cash flow sufficient to fund our operations and support internal growth. If we are unsuccessful, we may not be able to achieve internal growth, expand our operations and grow our business.

Our inability to successfully execute or integrate acquisitions or joint ventures may have an adverse impact on our growth strategy and business.
From time to time, our business strategy may include expanding our presence in the industries we serve through strategic acquisitions of companies or entry into joint ventures that complement or diversify our business. The number of acquisition targets that meet our criteria may be limited. We may also face competition for acquisition opportunities, and other potential acquirers may offer more favorable terms or have greater financial resources available for potential acquisitions. This competition may limit our ability to grow through acquisitions or could raise the prices of acquisitions adversely impacting any accretion that might be achieved. Failure to consummate future acquisitions could negatively affect our future growth strategies. Additionally, the acquisitions we pursue may involve significant cash expenditures, the incurrence or assumption of debt or burdensome regulatory requirements.
Any acquisition may ultimately have a negative impact on our business, financial condition, results of operations or cash flows. We may not realize the anticipated benefits and synergies of an acquisition, and our attempts at integrating an acquired business may not be successful. Acquisitions or joint ventures may expose us to operational and financial challenges and risks, including the disruption of our ongoing business; significant diversion of resources and management’s attention from our existing business; reductions of cash and other resources available for operations and other uses; exposure to risks specific to the acquired businesses, services, or technologies to which we are not currently exposed; the failure to retain key personnel or customers of an acquired business; difficulties integrating new operations and personnel; failure of acquired companies to achieve the results we expect; the assumption of unknown liabilities of the acquired business for which there are inadequate reserves and the potential impairment of acquired intangible assets. Our ability to grow and maintain our competitive position may be affected by our ability to successfully integrate any businesses acquired.
Business and Operating Risks
Project performance issues, including those caused by third parties, or certain contractual obligations may result in additional costs to us, reductions or delays in revenues or the payment of penalties, including liquidated damages.
Many projects involve challenging engineering, procurement and construction phases that may occur over several years. We may encounter difficulties that impact our ability to complete the project in accordance with the original delivery schedule. These difficulties may be the result of delays in designs; engineering information or materials provided by the customer or a third party; delays or difficulties in equipment and material delivery; schedule changes; delays from our customer’s failure to timely obtain permits, rights-of-way or to meet other regulatory requirements; weather-related delays; delays caused by difficult worksite environments; delays caused by inefficiencies and not achieving expected labor performance and other factors, some of which are beyond our control. Any delay or failure by suppliers or by third-party subcontractors in the completion of their portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric transmission lines, renewable energy projects, or other facilities. We may not be able to recover the costs we incur that are caused by delays. Certain contracts have guarantee or bonus provisions regarding project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations. Delays or cancellations may impact our reputation or relationships with customers and adversely affect our ability to secure new contracts. Larger projects present additional performance risks due to complexity of the work and duration of the project.
Our customers may change or delay various elements of the project after its commencement. The design, engineering information, equipment or materials that are to be provided by the customer or other parties may be deficient or delivered later than required by the project schedule, resulting in additional direct or indirect costs. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to change orders or failure by others to timely deliver items, such as engineering drawings or materials.
We have in the past brought, and may in the future bring, claims against our customers related to, among other things, the payment terms of our contracts and change orders relating to our contracts. These types of claims occur due to, among other things, customer-caused delays or changes in project scope, both of which may result in additional cost, which may not be recovered until the claim is resolved. Additionally, if any of our customers do not proceed with the completion of projects or default on their payment obligations, or if we encounter disputes with our customers with respect to the adequacy of billing support, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred. In some instances, these claims can be the subject of lengthy legal proceedings, and it is difficult to accurately predict when or if they will be fully resolved. A failure to promptly recover on these types of claims could have a negative impact on our business, financial condition, results of operations and cash flows. Additionally, any such claims may harm our future relationships with our customers.
We may be unable to attract and retain qualified personnel.
Our ability to maintain our productivity and our operating results may be limited by our ability to employ, train and retain qualified personnel necessary to operate efficiently and to support our growth strategy. We have from time to time experienced shortages of certain types of qualified personnel, such as linemen, field supervisors, project managers and engineers, in certain regions. In addition, our projects are sometimes located in remote areas, which can make recruitment and deployment of our personnel challenging. During periods with large volumes of storm restoration services work, linemen are frequently recruited across geographic regions to satisfy demand. Many linemen are willing to travel to earn premium wages for such work, which from time to time makes it difficult for us to retain these workers for ongoing projects when storm conditions persist. The commencement of new, large-scale infrastructure projects or increased demand for infrastructure improvements, as well as the shrinking electric utility workforce, may reduce the pool of skilled workers available to us. Labor shortages could impair our ability to maintain our business or grow our revenues. If we are unable to hire personnel with the requisite skills, we may also be forced to incur significant training expenses.
In addition, the success of our business depends upon the continued efforts and abilities of our executive officers and senior management, including the management at our operating subsidiaries. The relationships between our executive officers and senior management and our customers are important to obtaining and retaining business. We are also dependent upon our project managers and field supervisors who are responsible for managing and recruiting personnel for our projects. There can be no assurance that any individual will continue in his or her capacity for any particular period of time. Industry-wide competition for managerial talent is high. Given that level of competition, there could be situations where our overall compensation package may be viewed as less attractive as compared to our competition, and we may experience the loss of key personnel or higher costs to retain and hire key personnel. The loss of key personnel, or the inability to hire and retain qualified personnel, could negatively impact our ability to manage our business and relationships with our customers.
The timing of new contracts and termination of existing contracts may result in unpredictable fluctuations in our cash flows and financial results.
A substantial portion of our revenues are derived from project-based work that is awarded through a competitive bid process. It is generally difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of, or failure to obtain projects, delays in awards of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets, including our fleet of construction equipment, which could lower our overall profitability and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect when, or whether, work will begin. This can present difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, which could impact our cash flow, expenses and profitability. If an expected contract award or the related work release is delayed or not received, we could incur substantial costs without receipt of any corresponding revenues. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments from the customer. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period.
Many of our contracts may be canceled upon short notice, typically 30 to 90 days, even if we are not in default under the contract, and we may be unsuccessful in replacing contracts, resulting in a decrease in our revenue, net income and liquidity. Certain of our customers assign work to us on a project-by-project basis under MSAs. Under these agreements, our customers often have no obligation to assign a specific amount of work to us. Our operations could decline significantly if the anticipated volume of work is not assigned to us or is canceled. Many of our contracts, including our MSAs, are open to competitive bidding at the expiration of their terms. There can be no assurance that we will be the successful bidder on our existing contracts that come up for re-bid.
During the ordinary course of our business, we may become subject to lawsuits or indemnity claims.
We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, sexual harassment, workplace misconduct and other employment-related damages, breach of contract, property damage, environmental liabilities, multiemployer pension plan withdrawal liabilities, punitive damages, consequential damages, and civil penalties or other losses or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts, and, in some instances, we may be allocated risk through our contract terms for actions by our customers, subcontractors or other third parties. Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we have been and may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause of such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage, personal injury or system failure. Insurance coverage may not be available or may be insufficient for these lawsuits, claims or legal proceedings. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention from our business. Payments of significant amounts, even if reserved, could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
We maintain insurance coverages from third party insurers as part of our overall risk management strategy because some of our contracts require us to maintain specific insurance coverage limits. Although we maintain insurance policies with respect to automobile liability, general liability, workers’ compensation, our employee group health program, and other types of coverages, these policies are subject to high deductibles, and we are self-insured up to the amount of those deductibles. Insurance losses are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. Insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, estimates of incidents not reported and the effectiveness of our safety programs, and as a result, our actual losses may exceed our estimates. Therefore, there can be no assurance that our current or past insurance coverages will be sufficient or effective under all circumstances or against all claims and liabilities to which we may be subject.
We generally renew our insurance policies on an annual basis; therefore, deductibles and levels of insurance coverages may change in future periods. There can be no assurance that any of our existing insurance coverages will be renewed upon the expiration of the coverage period or that future coverage will be affordable at the required limits. In addition, insurers may fail, cancel our coverage, determine to exclude certain items from coverage, or otherwise be unable to provide us with adequate insurance coverage. We may not be able to obtain certain types of insurance or incremental levels of insurance in scope or amount sufficient to cover liabilities we may incur. If our risk exposure increases as a result of adverse changes in our insurance coverages, we could be subject to increased liabilities that could negatively affect our business, financial condition, results of operations and cash flow.
In addition, we perform work in hazardous environments and our employees are exposed to a number of hazards. Incidents can occur, regardless of fault, that may be catastrophic and adversely impact our employees and third parties by causing serious personal injury, loss of life, damage to property or the environment, and interruption of operations. Furthermore, we perform a significant amount of services for customers that operate electrical power infrastructure assets in locations and climates that are more susceptible to wildfires or other natural disasters. In locations or environments where claims have been higher than normal, insurance may become difficult or impossible to obtain. Our contracts may require us to indemnify our customers, project owners and others for injury, damage or loss arising out of our presence at our customers’ location, regardless of fault, or the performance of our work and provide for warranties for materials and workmanship. We may also be required to name the customer and others as an additional insured under our insurance policies. We maintain limited insurance coverage against these and other risks associated with our business. This insurance may not protect us against liability for certain events, including events involving pollution, professional liability, losses resulting from business interruption or acts of terrorism or damages from breach of contract by us. We cannot guarantee that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Any future damages caused by our services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our business, financial position, results of operations and cash flows.

Changes in tax laws or our interpretations of tax laws could materially impact our income tax liabilities.
We have operations in the United States and Canada and are subject to the jurisdiction of multiple federal and state taxing authorities. The income earned in these various jurisdictions is taxed on different bases which are subject to change by the taxing authorities. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred. Changes in the operating environment, including changes in tax laws, could materially impact our income tax liabilities.
The nature of our business exposes us to potential liability for warranty claims and faulty engineering, which may reduce our profitability.
Our customer contracts typically include a warranty for the services that we provide against certain defects in workmanship and material. Additionally, materials used in construction are often provided by the customer or are warranted against defects from the supplier. Certain projects have longer warranty periods and include facility performance warranties that may be broader than the warranties we generally provide. If warranty claims occurred, it could require us to re-perform the services or to repair or replace the warranted item, at a cost to us, and could also result in other damages if we are not able to adequately satisfy our warranty obligations. In addition, we may be required under contractual arrangements with our customers to warrant any defects or failures in materials we provide that we purchase from third parties. While we generally require suppliers to provide us warranties that are consistent with those we provide to the customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials for which we are not reimbursed. Costs incurred because of warranty claims could adversely affect our business, financial condition, results of operations and cash flows.
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
There are numerous inherent risks in conducting our business in a different country including, but not limited to, potential instability in markets, political, economic or social conditions, and difficult or additional legal and regulatory requirements applicable to our operations. Limits on our ability to repatriate earnings, exchange controls, and complex U.S. and Canadian laws and treaties including laws related to the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar laws could also adversely impact our operations. Changes in the value of the Canadian dollar could increase or decrease the U.S. dollar value of our profits earned or assets held in Canada or potentially limit our ability to reinvest earnings from our operations in Canada to fund the financing requirements of our operations in the United States. These risks could restrict our ability to provide services to Canadian customers or to operate our Canadian business profitably, and could negatively impact our results. We also are exposed to currency risks relating to the translation of certain monetary transactions, assets and liabilities.
Third Party Partner Risks
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
Regulatory and Environmental Risks
Legislative or regulatory actions relating to electricity transmission and renewable energy may impact demand for our services.
Current and potential legislative or regulatory actions may impact demand for our services, requiring utilities to meet reliability standards and encourage installation of new electric transmission and renewable energy generation facilities. However, it is unclear whether these initiatives will create sufficient incentives for projects or result in increased demand for our services.
Because most of our T&D revenue is derived from the electric utility industry, regulatory and environmental requirements affecting that industry could adversely affect our business, financial condition, results of operations and cash flows. Customers in the electric utility industry we serve face stringent regulatory and environmental requirements, as well as permitting processes, as they implement plans for their projects, which may result in delays, reductions and cancellations of some of their projects. These regulatory factors have resulted in decreased demand for our services in the past, and they may do so in the future, potentially impacting our operations and our ability to grow at historical levels, or at all.
In addition, while many states have mandates in place that require specified percentages of electricity to be generated from renewable sources, states could reduce those mandates or make them optional, which could reduce, delay or eliminate renewable energy development in the affected states. Additionally, renewable energy is generally more expensive to produce and may require additional power generation sources as backup. The locations of renewable energy projects are often remote and may not be viable unless new or expanded transmission infrastructure to transport the electricity to demand centers is economically feasible. Furthermore, funding for renewable energy initiatives may not be available. These factors could result in fewer renewable energy projects and a delay in the construction of these projects and the related infrastructure, which could negatively impact our business.
We may incur liabilities and suffer negative financial or reputational impacts relating to occupational health and safety matters, including those related to environmental hazards such as wildfires and other natural disasters.
Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk, and there can be no assurance that we will avoid significant liability exposure. Our business is subject to numerous safety risks, including electrocutions, fires, explosions, mechanical failures, weather-related incidents, transportation accidents and damage to equipment. Furthermore, we perform a significant amount of services for customers that operate electrical power infrastructure assets in locations and climates that are more susceptible to wildfires or other natural disasters. These hazards can cause personal injury or loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large monetary claims and, in extreme cases, criminal liability. Members of our workforce have suffered serious injuries or fatalities in the past and may suffer additional serious injuries or fatalities in the future. Monetary claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities. In addition, we have in the past, and we may in the future, be subject to criminal penalties relating to occupational health and safety violations, which have resulted in and could in the future result in, substantial costs and liabilities. Any of the foregoing could result in financial loss, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
Our past, current and future operations are subject to numerous environmental and other laws and regulations governing our operations, including the use, transport and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges to air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which hazardous substances or wastes were discharged by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or otherwise use our properties in ways such as collateral for possible financing. We could also be held liable for significant penalties and damages under certain environmental laws and regulations, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new permitting or cleanup requirements could require us to incur significant costs or become the basis for new or increased liabilities that could harm our business, financial condition, results of operations and cash flows. In certain instances, we have obtained indemnification or covenants from third parties (including our predecessor owners or lessors) for some or all of such cleanup and other obligations and liabilities. However, such third-party indemnities or covenants may not cover all of our costs.
Legislative and regulatory proposals to address greenhouse gas emissions could result in a variety of regulatory programs, additional charges to fund energy efficiency activities, or other regulatory actions. Any of these actions could result in increased costs associated with our operations and impact the prices we charge our customers. If new regulations are adopted regulating greenhouse gas emissions from mobile sources such as cars and trucks, we could experience a significant increase in environmental compliance costs due to our large fleet. In addition, if our operations are perceived to result in high greenhouse gas emissions, our reputation could suffer.
We are also subject to laws and regulations protecting endangered species, artifacts and archaeological sites. We may incur work stoppages to avoid violating these laws and regulations, or we may risk fines or other sanctions for accidentally or willfully violating these laws and regulations. We are also subject to immigration laws and regulations, for which noncompliance could be material and adversely affect our business, financial condition, results of operations and cash flows.
Furthermore, failure to obtain permitting, right-of-way access and other tactical considerations prior to the commencement of work could delay the commencement of work on projects or cause modifications of work plans, potentially resulting in lower margins. We generally plan for certain up-front time and other costs to obtain required permitting and right-of-way access and for other tactical challenges prior to the commencement of work on our projects. Delays in obtaining, or the inability to obtain, permits or right-of-way access, could negatively impact our margins due to additional cost and unabsorbed overhead resulting from under-utilized personnel and equipment. Additionally, we may encounter unexpected tactical issues on the site which could lead to unanticipated costs and delays, which we may not be able to recover from our customers.
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
We are subject to risks associated with climate change including financial risks and physical risks such as an increase in extreme weather events (such as floods, wildfires or hurricanes), rising sea levels and limitations on water availability and quality.
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
Accounting Risks
Our use of percentage-of-completion accounting could result in a reduction or reversal of previously recognized revenues and profits.
A significant portion of our revenues is recognized over the contract term based on costs incurred under the cost-to-cost method. This method is used because management believes costs incurred best represent the amount of work completed and remaining on our projects and is the most common basis for computing percentage of completion in our industry. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. In addition, we record adjustments to estimated costs of contracts when we believe the change in estimate is probable and the amounts can be reasonably estimated. These adjustments could result in both increases and decreases in profit margins. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results from Operations — Critical Accounting Policies” and in the notes to our Financial Statements, for a discussion on how percentage-of-completion accounting impacts our business.
Our financial results are based upon estimates and assumptions that may differ from actual results.
In preparing our financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”), estimates and assumptions are used by management in determining the reported amounts of assets and liabilities, revenues and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events. These estimates and assumptions cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated. In some cases, these estimates are particularly difficult to determine, and we must exercise significant judgment.
The most significant estimates we use are related to costs to complete contracts, pending change orders and claims, shared savings, insurance reserves, income tax reserves, estimates surrounding stock-based compensation, the recoverability of goodwill and intangibles, and accounts receivable reserves.

Our business, financial condition, results of operations and cash flows could be adversely affected by impairments to goodwill, other intangible assets, receivables, long-lived assets or investments. For example, when we acquire a business, we record goodwill in an amount equal to the amount we paid for the business minus the fair value of the net tangible assets and other intangible assets of the acquired business. Goodwill and other intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment. For additional description on this impairment testing, please read Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — “Goodwill and Intangibles”. Any future impairments, including impairments of goodwill, intangible assets, long-lived assets or investments, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Pricing and Cost Risks
Our actual costs may be greater than expected in performing our fixed-price and unit-price contracts.
We generate a significant portion of our revenues and profits under fixed-price and unit-price contracts. We must estimate the costs of completing a particular project when we bid for these types of contracts. The actual cost of labor and materials, however, may vary from the costs we originally estimated and we may not be successful in recouping additional costs from our customers. These variations, along with other risks inherent in performing fixed-price and unit-price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects due to changes in a variety of factors such as:
•failure to properly estimate costs of engineering, material, equipment or labor;
•inefficient labor performance;
•unanticipated technical problems with the materials or services being supplied by us, which may require us to incur additional costs to remedy the problem;
•project modifications that create unanticipated costs;
•changes in the costs of equipment, materials, labor or subcontractors;
•the failure of our suppliers or subcontractors to perform;
•difficulties in our customers obtaining required governmental permits or approvals;
•site conditions that differ from those assumed in the original bid;
•the availability and skill level of workers in the geographic location of the project;
•an increase in the cost of fuel or other resources;
•changes in local laws and regulations;
•delays caused by local weather conditions, third parties or customers; and
•quality issues requiring rework.
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
Capital and Credit Risks
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
COVID-19 Risks
COVID-19 may have an adverse impact on our business, employees, liquidity, financial condition, results of operations and cash flows.
In response to the COVID-19 pandemic and related mitigation measures, we implemented changes in our business in an effort to protect our employees and customers, and to support appropriate health and safety protocols, including implementing remote, alternative and flexible work arrangements, where possible. In the future these changes and other impacts from COVID-19 could result in higher operating costs and could adversely impact our business, including certain operational, reporting, accounting or other processes. In addition, an extended period of remote work arrangements could impair our ability to effectively manage our business, and introduce additional operational risks, including but not limited to cybersecurity risks and increased vulnerability to security breaches, cyber-attacks, computer viruses, ransomware, or other similar events and intrusions.
As our response to the pandemic continues to evolve, we may incur additional costs and could experience adverse impacts to our business, each of which may be significant. We have focused on controlling our costs and capital expenditures to preserve our ability to continue to fund our operations and may need to take additional actions to reduce spending in the future. Although we are unable to predict the ultimate impact of the COVID-19 pandemic at this time, the pandemic could adversely affect, our business, financial condition, results of operations and cash flows. Such effects may be material and the potential impacts include, but are not limited to:
• disruptions in our supply chain due to transportation delays, travel restrictions, raw material cost increases and shortages, and closures of businesses or facilities;
• reductions in our operating effectiveness due to workforce disruptions resulting from “shelter-in-place” and “stay-at-home” orders, and the unavailability of key personnel necessary to conduct our business activities; and
• volatility in the global financial markets, which could have a negative impact on our ability to access capital and additional sources of financing in the future.
The situation surrounding COVID-19 remains fluid, and given its inherent uncertainty, the pandemic may have an adverse impact on our business in the near term. Should these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, may have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we cannot predict the impact that COVID-19 will have on our customers and suppliers, and any adverse impacts on these parties may have a material adverse impact on our business.
Employee Risks
Work stoppages or other labor issues with our unionized workforce could adversely affect our business, and we may be subject to unionization attempts.
As of December 31, 2020, approximately 88% of our craft labor employees were covered by collective bargaining agreements. Although most of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages could adversely impact our relationships with our customers and could cause us to lose business, resulting in decreased revenues. From time to time, we have experienced attempts to unionize our nonunion businesses. Such efforts often delay work and present the risk of labor unrest. If nonunion employees were to unionize, we could experience higher ongoing labor costs.

Multi-employer pension plan obligations related to our unionized workforce could adversely impact our earnings.
Our collective bargaining agreements may require us to participate with other companies in various multi-employer pension plans. To the extent that we participate in any multi-employer pension plans that are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we were to withdraw from them, if they were terminated or experience a mass withdrawal. Furthermore, the Pension Protection Act of 2006, as amended, imposes additional funding and operational rules applicable to plan years beginning after 2007 for multi-employer pension plans that are classified as either “endangered,” “seriously endangered” or “critical” status. Plans in these classifications must adopt measures to improve their funded status, which may require additional employer contributions and/or modifications to employee benefits based on future union wages paid.
Although we are not currently aware of any potential significant liabilities to us as a result of these plans being classified as being in a “critical” or “endangered” status, our future financial results could be impacted by the amended funding rules.
Cybersecurity and Information Technology Risks
We rely on information, communications and data systems in our operations and we or our business partners may be subject to failures, interruptions or breaches of such systems, which could affect our operations or our competitive position, expose sensitive information or damage our reputation.
We and our business partners are heavily reliant on information and communications technology and related systems to conduct our business. We also rely on third-party software and information technology to run certain of our critical accounting, project management and financial information systems. Furthermore, in connection with our business we may collect and retain personally identifiable and other sensitive information of our customers and personnel, all of which expect that we will adequately protect such information. The failure of these systems to operate effectively or problems with transitioning to upgraded or replacement systems could cause delays and reduce the efficiency of our operations, which could have a material adverse effect on our business, financial position, results of operations and cash flows, and significant costs could be incurred to remediate any problem.
Increased IT security threats and more sophisticated computer crimes, including advanced persistent threats, computer viruses, ransomware, other types of malicious code, hacking, phishing and social engineering schemes designed to provide access to our networks or data, pose a potential risk to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. If the IT systems, networks or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of sensitive information, we may suffer interruptions in our ability to manage operations, be subject to government enforcement actions, litigation, and reputational, competitive and business harm which may adversely impact our business, financial position, results of operations and cash flows, competitive position and reputation.
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
If an actual or perceived breach of our security occurs, the public perception of the effectiveness of our security measures could be harmed and we could lose customers. Any of these disruptions or breaches of security would have a material adverse effect on our business, financial position, results of operations and cash flows.
In addition, current and future laws and regulations governing data privacy and the unauthorized disclosure of confidential information may pose complex compliance challenges and/or result in additional costs. A failure to comply with such laws and regulations could result in penalties or fines, legal liabilities and/or harm our reputation. The continuing and evolving threat of cyber-attacks has also resulted in increased regulatory focus on risk management and prevention. New cyber-related regulations or other requirements could cause us to incur significant costs, which could have an adverse effect on our business, financial position, results of operations and cash flows.
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our principal executive offices are located at 12150 East 112th Avenue, Henderson, Colorado 80640 in a building that we own. In addition to our executive offices, certain legal, accounting and other personnel are located in this building. As of December 31, 2020, we owned 16 operating facilities and leased many other properties in various locations throughout our service territory. Most of our properties are used as operational offices or for fleet operations. We believe that our facilities are adequate for our current operating needs. We do not believe that any owned or leased facility is material to our operations and, if necessary, we could obtain replacement facilities for our leased facilities.
Item 3.    Legal Proceedings
We are, from time-to-time, party to lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil and criminal penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on our financial position, results of operations, or cash flows.
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
Holders of Record
As of February 26, 2021, we had 7 holders of record of our common stock.
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
Issuances of Common Stock
On October 22, 2020, a total of 270 unregistered shares of our common stock, valued in the aggregate at $11,966 was issued to a director of the Company who elected to receive a portion of their director retainer fee in stock in lieu of cash. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 for an issuance not involving a public offering.
Purchases of Common Stock
The following table includes all of the Company’s repurchases of common stock for the periods shown. Repurchased shares are retired and returned to authorized but unissued common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2020 - October 31, 2020	2,597	$43.94	—	$50,000,000
November 1, 2020 - November 30, 2020	2,172	$51.92	—	$50,000,000
December 1, 2020 - December 31, 2020	—	$—	—	$50,000,000
Total	4,769	$47.57	—
(1) This column contains repurchases of common stock to satisfy tax obligations on the vesting of restricted stock under the 2007 Long-Term Incentive Plan (as amended).
(2) On October 22, 2020 the Company’s Board of Directors authorized a new $50.0 million share repurchase program effective November 2, 2020. The Company intends to fund the share repurchase program from cash on hand and through borrowings under its credit facility. The new share repurchase program will expire on November 2, 2021, or when the authorized funds are exhausted, whichever is earlier. No shares were repurchased under the new program in 2020.
Performance Graph
The following Performance Graph and related information shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares, for the period from December 31, 2015 to December 31, 2020, the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index (the “S&P 500 Index”), the Russell 2000 Index, and a peer group index selected by our management that includes twelve publicly traded companies within our industry (the “Peer Group”). The comparison assumes that $100 was invested on December 31, 2015 and further assumes any dividends were reinvested quarterly. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

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
___________________________
*    Considered our core group of peers with a more significant portion of operations being similar to ours than the overall group. Graph presents entire Peer Group.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MYR Group, Inc., the S&P 500 Index, the Russell 2000 Index,
and a peer Group

$350
$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
MYR Group Inc.
S&P 500
Russell 2000
Peer Group

*$100 invested on 12/31/2015 in stock or including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved
Copyright© 2021 Russell Investment Group. All right reserved.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
MYR Group Inc.	100.00	182.82	173.36	136.68	158.13	291.61
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
Peer Group	100.00	149.36	173.81	131.61	175.60	227.17

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
Statement of operations data:

	For the year ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016
Contract revenues(1)	$2,247,392	$2,071,159	$1,531,169	$1,403,317	$1,142,487
Contract costs	1,971,539	1,857,001	1,364,109	1,278,313	1,007,764
Gross profit	275,853	214,158	167,060	125,004	134,723
Selling, general and administrative expenses	188,535	156,674	118,737	98,611	96,424
Amortization of intangible assets	3,586	3,849	1,843	499	886
Gain on sale of property and equipment	(2,813)	(3,543)	(3,832)	(3,664)	(1,341)
Income from operations	86,545	57,178	50,312	29,558	38,754
Other income (expense):
Interest income	9	4	24	4	5
Interest expense	(4,563)	(6,225)	(3,652)	(2,603)	(1,299)
Other income (expense), net	(606)	(515)	(3,616)	(2,319)	885
Income before provision for income taxes	81,385	50,442	43,068	24,640	38,345
Income tax expense(2)	22,626	14,228	11,774	3,486	16,914
Net income	58,759	36,214	31,294	21,154	21,431
Less: net income (loss) attributable to noncontrolling interest	—	(1,476)	207	—	—
Net income attributable to MYR Group Inc.	$58,759	$37,690	$31,087	$21,154	$21,431
Income per common share attributable to MYR Group Inc.:
– Basic	$3.52	$2.27	$1.89	$1.30	$1.25
– Diluted	$3.48	$2.26	$1.87	$1.28	$1.23
Weighted average number of common shares and potential common shares outstanding:
– Basic	16,684	16,587	16,441	16,273	17,109
– Diluted	16,890	16,699	16,585	16,496	17,461
Balance sheet data:

	As of December 31,
(in thousands)	2020	2019	2018	2017	2016
Cash and cash equivalents	$22,668	$12,397	$7,507	$5,343	$23,846
Working capital(3)	193,284	242,370	191,829	191,172	146,677
Total assets	995,859	1,007,871	748,755	603,788	573,495
Total debt	29,420	165,824	89,792	78,960	59,070
Total liabilities	566,567	643,396	424,291	316,749	310,321
Total stockholders’ equity attributable to MYR Group Inc.	429,288	364,471	322,984	287,039	263,174

Other Data: (Unaudited)

	For the year ended December 31,
(in thousands)	2020	2019	2018	2017	2016
Net cash flows provided by (used in) operating activities	$175,167	$64,899	$84,789	$(9,198)	$54,490
Net cash flows used in investing activities	(40,926)	(133,497)	(93,203)	(26,501)	(34,128)
Net cash flows provided by (used in) financing activities	(124,296)	73,356	10,642	16,889	(35,539)
Depreciation and amortization(4)	46,453	44,516	39,913	38,576	39,122
Capital expenditures	44,355	57,828	50,704	30,843	25,371
Backlog(5)	1,649,456	1,499,203	1,146,637	679,139	688,832
EBITDA(6)	132,392	101,179	86,609	65,815	78,761
___________________________
(1)On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under this new pronouncement, while prior period amounts were not adjusted and continue to be reported under the accounting standard Revenue Recognition Topic 605, which was in effect for those periods. Differences in revenue recognition under Topic 606 were due to accelerated recognition of contract provisions related to variable consideration previously not permitted to be recognized under Topic 605 until no remaining contingency existed related to this consideration.
(2)The Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”), among its many provisions, reduced the federal statutory tax rate from 35% to 21%. The Company applied the new provisions to its tax assets and liabilities in 2017, which resulted in a net reduction of income tax expense. Income tax expense in the years after 2017 benefited from the lower federal statutory tax rate and other provisions of the 2017 Tax Act. See further discussion in Note 12 — Income Taxes to our Financial Statements.
(3)Working capital is a non-GAAP measure. The Company defines working capital as total current assets less total current liabilities. The following table provides the Company’s calculation of working capital:

	As of December 31,
(in thousands)	2020	2019	2018	2017	2016
Total current assets	$636,684	$639,184	$475,634	$379,736	$342,899
Less: total current liabilities	(443,400)	(396,814)	(283,805)	(188,564)	(196,222)
Working capital	$193,284	$242,370	$191,829	$191,172	$146,677
(4)Depreciation and amortization includes depreciation on capital assets, amortization of finance lease assets and amortization of finite-lived intangible assets.
(5)Backlog represents our estimated revenue on uncompleted contracts, including the amount of revenue on contracts on which work has not begun, minus the revenue we have recognized under such contracts. See “Item 1. Business — Backlog” for a discussion on how we calculate backlog for our business and “Item 1A. Risk Factors — Backlog may not be realized or may not result in profits and may not accurately represent future revenue.”
(6)EBITDA is a non-GAAP measure used by management that we define as net income attributable to MYR Group Inc. plus net income from noncontrolling interests, interest expense net of interest income, income tax expense and depreciation and amortization, as shown in the following table. EBITDA does not purport to be an alternative to net income attributable to MYR Group Inc. as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. We believe that EBITDA is useful to investors and other external users of our Consolidated Financial Statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods, book value of assets, useful lives placed on assets, capital structure and the method by which assets were acquired. Because not all companies define EBITDA as we do, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from, the presentation of EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations.

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
The following table provides a reconciliation of net income attributable to MYR Group Inc. to EBITDA:

	For the year ended December 31,
(in thousands)	2020	2019	2018	2017	2016
Net income attributable to MYR Group Inc.	$58,759	$37,690	$31,087	$21,154	$21,431
Net income (loss) - noncontrolling interests	—	(1,476)	207	—	—
Net income	58,759	36,214	31,294	21,154	21,431
Interest expense, net	4,554	6,221	3,628	2,599	1,294
Income tax expense	22,626	14,228	11,774	3,486	16,914
Depreciation and amortization	46,453	44,516	39,913	38,576	39,122
EBITDA	$132,392	$101,179	$86,609	$65,815	$78,761
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
The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	For the year ended December 31,
(in thousands)	2020	2019	2018	2017	2016
Net cash flows provided by (used in) operating activities	$175,167	$64,899	$84,789	$(9,198)	$54,490
Add/(subtract)
Changes in operating assets and liabilities	(67,770)	21,322	(10,363)	65,743	13,795
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities	(48,638)	(50,007)	(43,132)	(35,391)	(46,854)
Depreciation and amortization	46,453	44,516	39,913	38,576	39,122
Income tax expense	22,626	14,228	11,774	3,486	16,914
Interest expense, net	4,554	6,221	3,628	2,599	1,294
EBITDA	$132,392	$101,179	$86,609	$65,815	$78,761

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
Presentation of Information
The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the fiscal years ended December 31, 2019 and 2020. For a discussion of changes from the fiscal year ended December 31, 2018 to the fiscal year ended December 31, 2019, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 (filed March 4, 2020).
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
We had revenues for the year ended December 31, 2020 of $2.25 billion compared to $2.07 billion for the year ended December 31, 2019. For the year ended December 31, 2020, net income attributable to MYR Group Inc. was $58.8 million compared to $37.7 million for the year ended December 31, 2019.
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
For the year ended December 31, 2020, our T&D revenues were $1.15 billion, or 51.4%, of our revenue, compared to $1.13 billion, or 54.8%, of our revenue for the year ended December 31, 2019 and $893.1 million, or 58.3%, of our revenue for the year ended December 31, 2018. Revenues from transmission projects represented 64.6%, 68.1%, and 62.6% of T&D segment revenue for the years ended December 31, 2020, 2019 and 2018, respectively.
Our T&D segment also provides restoration services in response to hurricanes, ice storms or other storm related events, which accounted for less than 5% of our annual revenues in 2020, 2019 and 2018.

Measured by revenues in our T&D segment, we provided 43.9%, 49.7% and 40.5% of our T&D services under fixed-price contracts during the years ended December 31, 2020, 2019 and 2018, respectively. We also provide many services to our customers under multi-year maintenance service agreements and other variable service agreements.
Commercial and Industrial segment.   Our C&I segment provides a wide range of services including design, installation, maintenance and repair of commercial and industrial wiring, the installation of traffic networks and the installation of bridge, roadway and tunnel lighting. In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry as well as directly to facility owners. We have a diverse customer base with many long-standing relationships. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. The majority of C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, renewable energy projects, manufacturing plants, processing facilities, water treatment facilities, mining facilities and transportation control and management systems.
For the year ended December 31, 2020, our C&I revenues were $1.09 billion, or 48.6%, of our revenue, compared to $936.7 million, or 45.2%, of our revenue for the year ended December 31, 2019 and $638.1 million, or 41.7%, of our revenue for the year ended December 31, 2018.
Measured by revenues in our C&I segment, we provided 82.5%, 75.2% and 71.0% of our services under fixed-price contracts for the years ended December 31, 2020, 2019 and 2018, respectively.
Overview-Revenue and Gross Margins
Revenue Recognition.   We recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for goods or services provided. Revenue associated with contracts with customers is recognized over time as our performance creates or enhances customer controlled assets or creates or enhances an asset with no alternative use, for which we have an enforceable right to receive compensation as defined under the contract. To determine the amount of revenue to recognize over time, we utilized the cost-to-cost method as we believe cost incurred best represents the amount of work completed and remaining on our projects, and is the most common basis for computing percentage of completion in our industry. As the cost-to-cost method is driven by incurred cost, we calculate the percentage of completion by dividing costs incurred to date by the total estimated cost. The percentage of completion is then multiplied by estimated revenues to determine inception-to-date revenue. Revenue recognized for the period is the current inception-to-date recognized revenue less the prior period inception-to-date recognized revenue. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss is updated in subsequent reporting periods. Additionally, contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts, and therefore, profit and revenue recognition.
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
Overview-Economic, Industry and Market Factors
We operate in competitive markets, which can result in pricing pressures for the services we provide. Work is often awarded through a bidding and selection process, where price is always a principal factor. We generally focus on managing our profitability by: selecting projects that we believe will provide attractive margins; actively monitoring the costs of completing our projects; holding customers accountable for costs related to changes to contract specifications and rewarding our employees for controlling costs.

The demand for construction and maintenance services from our customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the markets we serve as well as the economy in general. The financial condition of our customers and their access to capital, variations in the margins of projects performed during any particular period, and regional and national economic conditions in the United States and Canada may materially affect results. Project schedules, particularly in connection with larger, multi-year projects, can also create fluctuations in our revenues. Other market and industry factors, such as changes to our customers’ capital spending plans or delays in regulatory approvals can affect project schedules. Changes in technology, tax and other incentives and new or changing regulatory requirements affecting the industries we serve can impact demand for our services. Additionally, continued economic slowdowns related to the current worldwide COVID-19 pandemic could have a significant impact on our business. While we actively monitor economic, industry and market factors affecting our business, we cannot predict the impact such factors may have on our future results of operations, liquidity and cash flows. As a result of economic, industry and market factors, our operating results in any particular period or year may not be indicative of the results that can be expected for any other period or for any other year.
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
Outlook
Our business is directly impacted by the level of spending on T&D infrastructure and the level of C&I electrical construction activity across the United States and western Canada. We are optimistic about infrastructure spending and believe that industry activity will continue in both our transmission and distribution market segments and the drivers for utility investment will remain intact. We believe that regulatory reform, state renewable portfolio standards, the aging of the electric grid, and potential overall improvement of the economy will positively impact the level of spending by our customers in all of the markets we serve. Although competition remains strong, we see these trends as positive factors for us in the future.
Since March 2020, the COVID-19 pandemic has had a significant impact on the global economy, including the US and Canadian economies. As the situation continues to evolve, we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our customers, subcontractors, suppliers, vendors and employees. The COVID-19 pandemic caused a slowdown of certain projects due to specific state, local, municipal and customer mandated stay-at-home orders and new project requirements that were established to protect construction workers and the general public, most of which continue to impact our C&I segment. Although the majority of stay-at-home orders have been phased-out, we continue to experience impacts associated with the COVID-19 project-specific protocols. We expect the project-specific requirements to remain in place which will continue to impact project schedules and workflow going forward.
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
We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new sources of renewable generation. Consequently, we believe we will continue to see significant bidding activity on large transmission projects over the next two years. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in the second half of 2021 will not likely occur until 2022. Bidding and construction activity for small to medium-size transmission projects and upgrades remain active, and we expect this trend to continue, primarily due to reliability and economic drivers. However, in light of the uncertain COVID-19 environment, there may be a potential slowdown of construction activity in the transmission market, the recovery of which will be dependent upon the pace and timing of the United States overall recovery from the COVID-19 pandemic.
Because of reduced spending by United States utilities on their distribution systems for several years, we believe there is a need for sustained investment by utilities on their distribution systems to properly maintain or meet reliability requirements. In 2020, we continued to see increased bidding activity in some of our electric distribution markets, as economic conditions improved in those areas. We believe the increased hurricane activity over the past several years and recent destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and staffing constraints. We believe electric utility employee retirements could increase with further economic recovery, which may result in an increase in outsourcing opportunities. We expect to see an incremental increase in distribution opportunities in the United States in 2021, however, in light of the uncertain COVID-19 environment, there may be a potential slowdown of construction activity in distribution systems, the recovery of which will be dependent upon the pace and timing of the United States overall recovery from the COVID-19 pandemic.
Amid the ongoing COVID-19 pandemic, we expect C&I bidding opportunities to be impacted and market uncertainty could contribute to an overall deceleration in projects coming out to bid. Recovery of the C&I market will be heavily dependent on overall economic recovery. We are hopeful that stimulus packages will provide greater opportunity and are encouraged by the possible approval of a long-awaited infrastructure bill. We believe that the primary markets we serve may be somewhat less vulnerable to economic slowing, such as health care, transportation, data centers, warehousing, renewable energy and water projects. We are hopeful that the service industry and small project market could quickly rebound in the near future as pent-up demand will need to be addressed.
In addition, the United States has experienced a decade of economic expansion which has challenged the capacity of public water and transportation infrastructure forcing states and municipalities to seek creative means to fund needed expansion. We believe the need for expanding public infrastructure will offer opportunity in our C&I segment for several years. We expect the long-term growth in our C&I segment to generally track the economic growth of the regions we serve.
We strive to maintain our status as a preferred provider to our T&D and C&I customers. In an effort to support our growth strategy and maximize stockholder returns, we seek to efficiently manage our capital. Through 2020, we continued to implement strategies that further expand our capabilities and allow opportunities to provide prudent capital returns. On July 15, 2019, we completed the acquisition of substantially all the assets of CSI Electrical Contractors, Inc. (“CSI”), which expanded our C&I operations in California. Additionally, we ended 2020 with $364.6 million available under our credit facility.

We believe that our financial position, positive cash flows and other operational strengths will enable us to manage the challenges and uncertainties in the markets we serve, including new challenges and uncertainties associated with the ongoing COVID-19 pandemic, and give us the flexibility to successfully execute our strategies. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity. In 2020 and 2019, we invested in capital expenditures of approximately $44.4 million and $57.8 million, respectively. Most of our capital expenditures supported opportunities in our T&D business. We plan to continue to evaluate our needs for additional equipment and tooling. Our investment strategy is based on our belief that spending in transmission and distribution projects will continue to remain strong over the next several years as electric utilities, cooperatives and municipalities make up for the lack of infrastructure spending in the past, combined with the overall need to integrate new generation into the electric power grid, and our belief that distribution demand will increase over the next several years.
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
Revenue Mix and Contract Terms.   The mix of revenue derived from the industries we serve will impact gross margins. Changes in our customers’ spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenue by industry served. Storm restoration services typically command higher profit margins than other maintenance services. Seasonal and weather factors, as noted below, can impact the timing at which customers perform maintenance and repairs, which can cause a shift in the revenue mix. Some of our time-and-equipment, time-and-materials and cost-plus contracts include shared savings clauses, in which the contract includes a target price and we agree to share savings from that target price with our customer. Additionally, new construction work has a higher gross margin than maintenance and repair work. New construction work is often obtained on a fixed-price basis, which carries a higher risk than other types of pricing arrangements because a contractor can bear the risk of increased expenses. As such, we generally bid fixed-price contracts with higher profit margins. We typically derive approximately 20% to 45% of our revenue from maintenance and repair work that is performed under pre-established or negotiated prices or cost-plus pricing arrangements which generally allow us a set margin above our costs. Thus, the mix between new construction work, at fixed-price, and maintenance and repair work, at cost-plus, in a given period will impact gross margin in that period. The timing of accounting recognition of such savings can impact our margins. In addition, change orders and claims can impact our margins. Costs related to change orders and claims are recognized in contract costs when incurred, but revenue related to change orders is only recognized when it is probable that the change order will result in an addition to contract value and can be reliably estimated, whereas revenue related to claims is recognized only to the extent that contract costs related to the claim have been incurred and when it is probable that the claim will result in an addition to contract value which can be reliably estimated. Generally, no profit is recognized on a claim until final settlement occurs.
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
Depreciation and Amortization.   We include depreciation on equipment and finance lease amortization in contract costs. This is common practice in our industry, but can make comparability to other companies difficult. We spend a significant amount of capital on property, facilities and equipment, with the majority of such expenditures being used to purchase additional specialized equipment to enhance our fleet and to reduce our reliance on lease arrangements and short term equipment rentals. We believe the investment in specialized equipment helps to reduce our costs, improve our margins and provide us with valuable flexibility to take on additional and complex projects.
Material and Subcontract Costs.   Projects that include a greater amount of material or subcontractor costs can experience lower overall project gross margins as we typically add a lower mark-up to material and subcontractor costs in our bids than what we would to our labor and equipment cost. In addition, successful completion of our contracts may depend on whether our subcontractors successfully fulfill their contractual obligations. If our subcontractors fail to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to incur additional costs and provide additional services in order to make up such shortfalls. Additionally, we are required to allocate more working capital to projects when we are required to provide materials.
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
Consolidated Results of Operations
The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated:
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	For the year ended December 31,
(dollars in thousands)	2020		2019
Contract revenues	$2,247,392	100.0%	$2,071,159	100.0%
Contract costs	1,971,539	87.7	1,857,001	89.7
Gross profit	275,853	12.3	214,158	10.3
Selling, general and administrative expenses	188,535	8.4	156,674	7.6
Amortization of intangible assets	3,586	0.2	3,849	0.2
Gain on sale of property and equipment	(2,813)	(0.1)	(3,543)	(0.2)
Income from operations	86,545	3.8	57,178	2.7
Other income (expense):
Interest income	9	—	4	—
Interest expense	(4,563)	(0.2)	(6,225)	(0.3)
Other expense, net	(606)	—	(515)	—
Income before provision for income taxes	81,385	3.6	50,442	2.4
Income tax expense	22,626	1.0	14,228	0.7
Net income	58,759	2.6	36,214	1.7
Less: net income (loss) attributable to noncontrolling interest	—	—	(1,476)	(0.1)
Net income attributable to MYR Group Inc.	$58,759	2.6%	$37,690	1.8%
Revenues.   Revenues increased $176.2 million, or 8.5%, to $2.25 billion for the year ended December 31, 2020 from $2.07 billion for the year ended December 31, 2019. The increase was primarily due to incremental revenues from the CSI acquisition, partially offset by impacts related to the COVID-19 pandemic primarily associated with our C&I segment.
Gross margin.   Gross margin increased to 12.3% for the year ended December 31, 2020 from 10.3% for the year ended December 31, 2019. The increase in gross margin was primarily due to an increase in higher margin and storm-related work as well as better-than-anticipated productivity on certain projects. These increases were partially offset by labor inefficiencies as well as unfavorable settlements on certain projects. Additionally, gross margin during the year ended December 31, 2019 was negatively impacted by projects at lower than historical margins and inefficiencies associated with a joint venture project, that has since been completed. Changes in estimates resulted in gross margin decreases of 0.8% for the years ended December 31, 2020 and 2019, respectively.
Gross profit.   Gross profit increased $61.7 million, or 28.8%, to $275.9 million for year ended December 31, 2020 from $214.2 million for the year ended December 31, 2019, due to higher margins and revenues.
Selling, general and administrative expenses.   SG&A, was $188.5 million for the year ended December 31, 2020, an increase of $31.8 million from $156.7 million for the year ended December 31, 2019. The year-over-year increase was primarily due to the acquisition of CSI and higher employee incentive compensation costs.
Gain on sale of property and equipment.   Gains from the sale of property and equipment in the year ended December 31, 2020 were $2.8 million compared to $3.5 million in the year ended December 31, 2019. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense.   Interest expense was $4.6 million for the year ended December 31, 2020 compared to $6.2 million for the year ended December 31, 2019. This decrease was primarily attributable to a decrease in our outstanding debt and a decrease in our weighted average interest rate during the year ended December 31, 2020 as compared to the year ended December 31, 2019, partially offset by prepayment penalties from early retirements of equipment notes.
Other expense, net.   Other expense was $0.6 million for the year ended December 31, 2020 compared to other expense of $0.5 million for the year ended December 31, 2019. The change was primarily attributable to contingent consideration related to margin guarantees on certain contracts associated with the acquisition of CSI recognized in the year ended December 31, 2020.
Income tax expense.   Income tax expense was $22.6 million for the year ended December 31, 2020, with an effective tax rate of 27.8%, compared to $14.2 million for the year ended December 31, 2019, with an effective tax rate of 28.2%. The decrease in the tax rate for the year ended December 31, 2020 was primarily due to a favorable impact from stock compensation excess tax benefits, partially offset by the impact of the global intangible low tax income (“GILTI”).
Net income attributable to MYR Group Inc.   Net income attributable to MYR Group Inc. increased to $58.8 million for the year ended December 31, 2020 from $37.7 million for the year ended December 31, 2019. The increase was primarily for the reasons stated above.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales:

	For the Year Ended December 31,
	2020		2019
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$1,154,378	51.4%	$1,134,411	54.8%
Commercial & Industrial	1,093,014	48.6	936,748	45.2
Total	$2,247,392	100.0	$2,071,159	100.0
Operating income (loss):
Transmission & Distribution	$109,387	9.5	$73,580	6.5
Commercial & Industrial	37,247	3.4	30,506	3.3
Total	146,634	6.5	104,086	5.0
Corporate	(60,089)	(2.7)	(46,908)	(2.2)
Consolidated	$86,545	3.8%	$57,178	2.8%
Transmission & Distribution
Revenues for our T&D segment for the year ended December 31, 2020 were $1.15 billion compared to $1.13 billion for the year ended December 31, 2019, an increase of $20.0 million, or 1.8%. The increase in revenue was primarily related to an increase in revenue on distribution projects which include an increase in storm work related to certain weather events, partially offset by a decrease in revenue on transmission projects.
Revenues from transmission projects represented 64.6% and 68.1% of T&D segment revenue for the years ended December 31, 2020 and 2019, respectively. Additionally, for the year ended December 31, 2020, measured by revenue in our T&D segment, we provided 43.9% of our T&D services under fixed-price contracts, as compared to 49.7% for the year ended December 31, 2019.
Operating income for our T&D segment for the year ended December 31, 2020 was $109.4 million compared to $73.6 million for the year ended December 31, 2019, an increase of $35.8 million, or 48.7%. The increase in T&D operating income from the prior year was primarily due to better-than-anticipated productivity on certain projects, and an increase in higher margin and storm related work. These increases were partially offset by labor and material inefficiencies and inclement weather experienced on certain projects. Operating income, as a percentage of revenues, for our T&D segment increased to 9.5% for the year ended December 31, 2020 from 6.5% for the year ended December 31, 2019.

Commercial & Industrial
Revenues for our C&I segment for the year ended December 31, 2020 were $1.09 billion compared to $936.7 million for the year ended December 31, 2019, an increase of $156.3 million, or 16.7%, primarily due to incremental revenues from the CSI acquisition, partially offset by impacts related to the COVID-19 pandemic.
Measured by revenue in our C&I segment, we provided 82.5% of our services under fixed-price contracts for the year ended December 31, 2020, compared to 75.2% for the year ended December 31, 2019.
Operating income for our C&I segment for the year ended December 31, 2020 was $37.2 million compared to $30.5 million for the year ended December 31, 2019, an increase of $6.7 million, or 22.1%. The year-over-year increase in operating income was primarily due to higher revenues, an increase in higher margin work on certain projects and better-than-anticipated productivity on certain projects, partially offset by labor inefficiencies as well as unfavorable settlements on certain projects. As a percentage of revenues, operating income for our C&I segment was 3.4% and 3.3% for the years ended December 31, 2020 and 2019, respectively.
Corporate
The increase in corporate expenses for the year ended December 31, 2020 was primarily attributable to higher incentive compensation and other employee-related expenses to support operations.
Liquidity and Capital Resources
As of December 31, 2020 and 2019, we had working capital of $193.3 million and $242.4 million, respectively. We define working capital, a non-GAAP measure, as current assets less current liabilities. During the year ended December 31, 2020, the operating activities of our business provided cash of $175.2 million, compared to $64.9 million for the year ended December 31, 2019. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The $110.3 million year-over-year increase in cash provided by operating activities was primarily due to favorable net changes in operating assets and liabilities of $89.1 million, $22.5 million in net income, $1.9 million in depreciation and amortization, and $1.3 million in non-cash stock compensation expense. The favorable change in operating assets and liabilities was primarily due to net favorable year-over-year changes in various working capital accounts that relate primarily to the timing of costs incurred on work performed that does not coincide with the billing terms (accounts receivable, contract assets, accounts payable and contract liabilities) of $49.6 million and favorable changes of $46.2 million in other liabilities (of which $26.1 million was due to the timing of payroll and the related tax payments, that we elected to defer under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act")), partially offset by a decrease of $5.1 million in other assets. The increase in cash provided by other liabilities was primarily due to the payment of net asset adjustments related to favorable changes in contract assets and contract liabilities due to the timing of billings and payments under our contracts.
During the years ended December 31, 2020 and 2019, we used net cash of $40.9 million and $133.5 million, respectively, in investing activities. The $40.9 million of cash used in investing activities in the year ended December 31, 2020 consisted of $44.4 million for capital expenditures, partially offset by $3.4 million of proceeds from the sale of equipment. The $133.5 million of cash used in investing activities in the year ended December 31, 2019 consisted of $57.8 million for capital expenditures and $79.7 million to acquire CSI, partially offset by $4.0 million of proceeds from the sale of equipment.
Financing activities used cash of $124.3 million, compared to $73.4 million of cash provided, during the years ended December 31, 2020 and 2019, respectively. The $124.3 million of cash used in financing activities in the year ended December 31, 2020 consisted primarily of $103.8 million of net repayments under our revolving line of credit, $32.6 million of net repayments under our master equipment loan agreements and $1.2 million of repayments of finance lease obligations, $0.7 million of cash used to purchase shares surrendered by employees to satisfy tax obligations under our stock compensation programs during the year ended December 31, 2020, partially offset by $0.7 million of proceeds from the exercise of stock options. The $73.4 million of cash provided by financing activities in the year ended December 31, 2019 consisted primarily of $45.5 million of net borrowings under our revolving line of credit, primarily to fund the CSI acquisition, $35.1 million of new equipment notes under our master equipment loan agreements and $0.3 million of proceeds from the exercise of stock options, which were partially offset by $4.6 million of repayments of principal obligations under equipment notes, $1.1 million of debt refinancing costs related to the amendment to the Credit Agreement, $1.2 million of repayments of finance lease obligations and share repurchases of $0.8 million, all of which represented shares surrendered to satisfy tax obligations under our stock compensation programs during the year ended December 31, 2019.

We anticipate that our $364.6 million borrowing availability under our revolving line of credit at December 31, 2020 and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, share repurchases, and any new challenges and uncertainties associated with the COVID-19 pandemic. Although we believe that we have adequate cash and borrowing capacity to meet our liquidity needs, any large projects or acquisitions may require additional capital. Additionally, in light of the uncertainties around the economic impacts from the ongoing COVID-19 pandemic, we are focused on controlling our costs and capital expenditures to preserve our ability to continue to fund our operations; however, we continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
We have not historically paid dividends and currently do not expect to pay dividends.
Debt Instruments
Credit Agreement
On September 13, 2019, we entered into a five-year amended and restated credit agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A. The Credit Agreement provides for a facility of $375 million (the “Facility”), subject to certain financial covenants as defined in the Credit Agreement, that may be used for revolving loans of which $150 million may be used for letters of credit. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $75 million. We have an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $200 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of our assets and the assets of our domestic subsidiaries and by a pledge of substantially all of the capital stock of our domestic subsidiaries and 65% of the capital stock of our direct foreign subsidiaries. Additionally, subject to certain exceptions, our domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Facility are used for refinancing existing debt, working capital, capital expenditures, acquisitions, share repurchases and other general corporate purposes.
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
Under the Credit Agreement, we are subject to certain financial covenants and are limited to a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0. The minimum interest coverage ratio is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. We were in compliance with all of the financial covenants under the Credit Agreement as of December 31, 2020.
As of December 31, 2020, we had no debt outstanding under the Facility and letters of credit outstanding of approximately $10.4 million. As of December 31, 2019, we had $103.8 million of debt outstanding under the Facility and letters of credit outstanding of approximately $10.6 million.
Equipment Notes
We have entered into multiple Master Loan Agreements with multiple banks. The Master Loan Agreements may be used for financing of equipment between us and the lending banks pursuant to one or more equipment notes (“Equipment Notes”). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.

As of December 31, 2020, we had four executed and outstanding Equipment Notes that are collateralized by equipment and vehicles owned by us. In addition to regularly schedule payments we retired five of our Equipment Notes during the year ended December 31, 2020. The outstanding balance of these Equipment Notes was $29.4 million as of December 31, 2020. As of December 31, 2019, we had executed nine Equipment Notes that are collateralized by equipment and vehicles owned by us. The outstanding balance of these Equipment Notes was $62.0 million as of December 31, 2019.
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
Purchase Commitments for Construction Equipment
As of December 31, 2020, we had approximately $9.5 million in outstanding purchase obligations for certain construction equipment to be paid with cash outlays scheduled to occur over the first nine months of 2021.
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
At December 31, 2020, we had $10.4 million in letters of credit outstanding under our Credit Agreement, including $9.8 million, at an interest rate of 1.125%, related to the Company’s payment obligation under its insurance programs and approximately $0.6 million, at an interest rate of 0.625%, related to contract performance obligations. At December 31, 2019, we had $10.6 million in letters of credit outstanding under our Credit Agreement, including $10.0 million, at an interest rate of 1.125%, related to the Company’s payment obligation under its insurance programs and approximately $0.6 million, at an interest rate of 0.625%, related to contract performance obligations.
Performance and Payment Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse our sureties for any expenses or outlays they incur. Under our continuing indemnity and security agreements with our sureties, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to any of our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of December 31, 2020, an aggregate of approximately $1.33 billion in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $629.1 million as of December 31, 2020.
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
Contractual Obligations
As of December 31, 2020, our future contractual obligations are as follows:

(in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Other
Short and long term debt(1)	$29,420	$4,381	$9,156	$9,291	$6,592	$—
Operating lease obligations	26,803	9,111	12,998	3,899	795	—
Finance lease obligations	321	321	—	—	—	—
Purchase obligations	9,491	9,491	—	—	—	—
Income tax contingencies	422	—	—	—	—	422
Total	$66,457	$23,304	$22,154	$13,190	$7,387	$422
___________________________
(1)Includes obligations under the Facility and obligations under Equipment Notes.
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
Concentration of Credit Risk
We grant trade credit under contractual payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2020 and 2019, none of our customers individually exceeded 10.0% of our accounts receivable.
Inflation
Inflation did not have a significant effect on our results during the years ended December 31, 2020 or 2019.
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

Revenue Recognition.   We recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for goods or services provided. Revenue associated with contracts with customers is recognized over time as our performance creates or enhances customer-controlled assets or creates or enhances an asset with no alternative use, for which we have an enforceable right to receive compensation as defined under the contract. To determine the amount of revenue to recognize over time, we estimate profit by determining the difference between total estimated revenue and total estimated cost of a contract. In addition, we estimate a cost accrual every quarter that represents unbilled invoicing activity for services performed by subcontractors and suppliers during the quarter, and estimate revenue from the contract cost portion of this accrual based on current gross margin rates to be consistent with our cost method of revenue recognition. The estimated value of unbilled amounts are determined using a regression analysis that estimates value based on our historical experience, and is adjusted for large individual projects. The profit and corresponding revenue is recognized over the contract term based on costs incurred under the cost-to-cost method. We utilized the cost-to-cost method as we believe cost incurred best represents the amount of work completed and remaining on our projects, and is the most common basis for computing percentage of completion in our industry. For purposes of recognizing revenue, we follow the five-step approach outlined in Accounting Standards Codification (“ASC”) 606-10-25.
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

The accuracy of our revenue and profit recognition in a given period is dependent on the accuracy of our estimates of the cost to complete each project. Cost estimates for all of our significant projects use a detailed “bottoms up” approach and we believe our experience typically allows us to provide materially reliable estimates. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include, among others:
•the completeness and accuracy of the original bid;
•costs associated with scope changes, change orders or claims;
•costs of labor and/or materials;
•extended overhead due to owner, weather and other delays;
•subcontractor performance issues;
•changes in productivity expectations;
•site conditions that differ from those assumed in the original bid (to the extent contract remedies are unavailable);
•the availability and skill level of workers in the geographic location of the project; and
•a change in the availability and proximity of equipment and materials.
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
Insurance.   We carry insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. Our deductible for each line of coverage is up to $1.0 million, except for wildfire coverage which has a deductible of $2.0 million. Certain health benefit plans are subject to stop-loss limits of up to $0.2 million, for qualified individuals. Losses up to the deductible and stop-loss amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.
The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the deductible is included in current assets on our consolidated balance sheets.
Stock-Based Compensation.   We determine compensation expense for stock-based awards based on the estimated fair values at the grant date and recognize the related compensation expense ratably over the vesting period. We use the straight-line amortization method to recognize compensation expense related to stock-based awards, such as restricted stock and restricted stock units, that have only service conditions. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. We recognize compensation expense related to performance awards that vest based on internal performance metrics and service conditions on a straight-line basis over the service period, but adjust inception-to-date expense based upon our determination of the expected achievement of the performance target at each reporting date. We recognize compensation expense related to performance awards with market-based performance metrics on a straight-line basis over the requisite service period. We recognize forfeitures as they occur. Shares issued under the Company’s stock-based compensation program are taken out of authorized but unissued shares.
Goodwill and Intangibles.   Goodwill and intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. We perform either a qualitative or quantitative assessment to review goodwill and intangible assets with indefinite lives for impairment on an annual basis. This assessment is performed at the beginning of the fourth quarter, or when circumstances change, such as a significant adverse change in the business climate or the decision to sell a business, both of which would indicate that impairment may have occurred. Intangible assets with finite lives are also reviewed for impairment and tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

A qualitative assessment considers financial, industry, segment and macroeconomic factors, if the qualitative assessment indicates a potential for impairment, a quantitative assessment is performed to determine if impairment exists. The quantitative assessment begins with a comparison of the fair value of the reporting unit or intangible asset with its carrying value. If the carrying amount of the reporting unit or intangible asset exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess, limited to the total amount of the goodwill allocated to the reporting unit or intangible asset. If the carrying value of goodwill or other indefinite lived assets exceeds its implied fair value, an impairment charge would be recorded in the statement of operations.
As a result of the annual qualitative review process in 2020 and 2019, we determined it was not necessary to perform a qualitative assessment. In 2018, we performed a quantitative assessment on our goodwill and intangible assets with indefinite lives, this assessment did not indicate that our goodwill or indefinite lived intangible assets were impaired.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We were not parties to any derivative instruments and had no derivative financial instruments during the years ended December 31, 2020, 2019 or 2018.
Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, federal funds effective rate, the NYFRB overnight bank funding rate, CDOR, and LIBOR. If the prime rate, Canadian prime rate, federal funds effective rate, the NYFRB overnight bank funding rate, CDOR, or LIBOR rises, any interest payment obligations would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of December 31, 2020, we did not have any borrowings under our Facility.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
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
Crowe LLP, the independent registered public accounting firm that audited and reported on the 2020 Financial Statements included in this Annual Report on Form 10-K, has audited the effectiveness of MYR Group’s internal control over financial reporting as of December 31, 2020 and has issued an attestation report on MYR Group’s internal control over financial reporting which appears herein.
March 3, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of MYR Group Inc.
Henderson, CO
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MYR Group Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework: (2013) issued by COSO.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of variable consideration and estimated costs to complete on select long-term fixed price construction contracts
As described in Note 1 of the Company’s consolidated financial statements, Organization, Business, and Significant Accounting Policies, and Note 3, Revenue Recognition, the Company recognizes revenue on fixed price construction projects over time using the cost-to-cost method. The amount of contract revenues and gross profit recognized on fixed price construction contracts is dependent on the contract price, the actual contract costs incurred, and the forecasted contract revenues and contract costs for construction projects. The recognition of revenue on fixed price construction contracts involves significant estimates based on specific project conditions and performance and due to uncertainty about estimates of costs to complete, and uncertainty in the outcome of discussions with customers on the valuation of change orders and claims. The Company measures progress towards completion using the cost-to-cost method, which measures the progress as the ratio of actual contract costs incurred to date to the total estimated cost. The Company recognizes revenue related to change orders only when it is probable that the change order will result in an addition to contract value and can be reliably estimated. The Company evaluates change orders and claims based on historical experience with the customer, similar contracts, and on an individual basis, which involves significant judgment. The Company recognizes estimated amounts of variable consideration in transaction price to the extent that it is probable there will not be a significant reversal of revenue. Changes in estimates of variable consideration and costs to complete on in-process construction projects could have a significant impact on the amount of contract revenue recognized.
We identified auditing management’s estimates of variable consideration for change orders and claims and estimated costs to complete associated with the revenue recognition on select long-term fixed price construction contracts to be a critical audit matter. The critical audit matter relates to select long-term fixed price construction contracts, based on magnitude of estimated costs to complete and the stage of completion of the contract. These estimates require management to make assumptions about future events and, as a result, a high degree of auditor judgment is involved in auditing these estimates. Due to the factors above, auditing management’s estimates of costs to complete and variable consideration required extensive audit procedures.
Our audit procedures to address the critical audit matter included the following:
–Tested the operating effectiveness of controls over the reasonableness of estimates of costs to complete contracts and estimates of variable consideration recognized on contracts;
–Evaluated management’s process for estimating the costs to complete for select long-term fixed price construction contracts and evaluated the reasonableness of the significant assumptions used in the estimates;
–Agreed a sample of contract costs incurred to supporting documentation;
–Performed corroborative interviews of management and project personnel regarding facts and circumstances relevant to the accounting for such contracts;
–Evaluated variable consideration recognized related to construction projects by comparing management’s estimates to subsequent actual data, evaluating the contracts and other documents that support estimates made by management, and obtaining legal correspondence from internal and external counsel; and
–Performed procedures to retrospectively assess management’s historical ability to accurately estimate variable consideration and cost to complete of construction contracts.
/s/ Crowe LLP
We have served as the Company’s auditor since 2017.
Oak Brook, Illinois
March 3, 2021

MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$22,668	$12,397
Accounts receivable, net of allowances of $1,696 and $3,364, respectively	385,938	388,479
Contract assets, net of allowances of $359 and $147, respectively	185,803	217,109
Current portion of receivable for insurance claims in excess of deductibles	11,859	6,415
Refundable income taxes	1,534	1,973
Other current assets	28,882	12,811
Total current assets	636,684	639,184
Property and equipment, net of accumulated depreciation of $294,366 and $272,865, respectively	185,114	185,344
Operating lease right-of-use assets	22,291	22,958
Goodwill	66,065	66,060
Intangible assets, net of accumulated amortization of $14,467 and $10,880, respectively	51,365	54,940
Receivable for insurance claims in excess of deductibles	27,043	30,976
Investment in joint venture	3,040	4,722
Other assets	4,257	3,687
Total assets	$995,859	$1,007,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,381	$8,737
Current portion of operating lease obligations	6,612	6,205
Current portion of finance lease obligations	318	1,135
Accounts payable	162,580	192,107
Contract liabilities	158,396	105,486
Current portion of accrued self-insurance	24,395	18,780
Other current liabilities	86,718	64,364
Total current liabilities	443,400	396,814
Deferred income tax liabilities	18,339	20,945
Long-term debt	25,039	157,087
Accrued self-insurance	45,428	48,024
Operating lease obligations, net of current maturities	15,730	16,884
Finance lease obligations, net of current maturities	—	338
Other liabilities	18,631	3,304
Total liabilities	566,567	643,396
Commitments and contingencies
Stockholders’ equity
Preferred stock – $0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock – $0.01 par value per share; 100,000,000 authorized shares; 16,734,239 and 16,648,616 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	167	166
Additional paid-in capital	158,618	152,532
Accumulated other comprehensive income (loss)	23	(446)
Retained earnings	270,480	212,219
Total stockholders’ equity attributable to MYR Group Inc.	429,288	364,471
Noncontrolling interest	4	4
Total stockholders’ equity	429,292	364,475
Total liabilities and stockholders’ equity	$995,859	$1,007,871
The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands, except per share data)	2020	2019	2018
Contract revenues	$2,247,392	$2,071,159	$1,531,169
Contract costs	1,971,539	1,857,001	1,364,109
Gross profit	275,853	214,158	167,060
Selling, general and administrative expenses	188,535	156,674	118,737
Amortization of intangible assets	3,586	3,849	1,843
Gain on sale of property and equipment	(2,813)	(3,543)	(3,832)
Income from operations	86,545	57,178	50,312
Other income (expense):
Interest income	9	4	24
Interest expense	(4,563)	(6,225)	(3,652)
Other expense, net	(606)	(515)	(3,616)
Income before provision for income taxes	81,385	50,442	43,068
Income tax expense	22,626	14,228	11,774
Net income	58,759	36,214	31,294
Less: net income (loss) attributable to noncontrolling interest	—	(1,476)	207
Net income attributable to MYR Group Inc.	$58,759	$37,690	$31,087
Income per common share attributable to MYR Group Inc.:
– Basic	$3.52	$2.27	$1.89
– Diluted	$3.48	$2.26	$1.87
Weighted average number of common shares and potential common shares outstanding:
– Basic	16,684	16,587	16,441
– Diluted	16,890	16,699	16,585

Net income	$58,759	$36,214	$31,294
Other comprehensive income (loss):
Foreign currency translation adjustment	469	(253)	106
Other comprehensive income (loss)	469	(253)	106
Total comprehensive income	59,228	35,961	31,400
Less: net income (loss) attributable to noncontrolling interest	—	(1,476)	207
Total comprehensive income attributable to MYR Group Inc.	$59,228	$37,437	$31,193

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	MYR Group Inc. Shareholders’ Equity	Noncontrolling Interest	Total
(in thousands)		Shares	Amount
Balance at December 31, 2017	$—	16,465	$163	$143,934	$(299)	$143,241	$287,039	$—	$287,039
Net income	—	—	—	—	—	31,087	31,087	207	31,294
Adjustment to adopt ASC 606	—	—	—	—	—	695	695	—	695
Stock issued under compensation plans, net	—	132	2	1,895	—	—	1,897	—	1,897
Stock-based compensation expense	—	—	—	3,165	—	—	3,165	—	3,165
Shares repurchased	—	(33)	—	(756)	—	(287)	(1,043)	—	(1,043)
Noncontrolling interest acquired	—	—	—	—	—	—	—	1,273	1,273
Other comprehensive income	—	—	—	—	106	—	106	—	106
Stock issued – other	—	1	—	38	—	—	38	—	38
Balance at December 31, 2018	—	16,565	165	148,276	(193)	174,736	322,984	1,480	324,464
Net income	—	—	—	—	—	37,690	37,690	(1,476)	36,214
Stock issued under compensation plans, net	—	105	1	340	—	—	341	—	341
Stock-based compensation expense	—	—	—	4,403	—	—	4,403	—	4,403
Shares repurchased	—	(23)	—	(571)	—	(207)	(778)	—	(778)
Other comprehensive loss	—	—	—	—	(253)	—	(253)	—	(253)
Stock issued – other	—	2	—	84	—	—	84	—	84
Balance at December 31, 2019	—	16,649	166	152,532	(446)	212,219	364,471	4	364,475
Net income	—	—	—	—	—	58,759	58,759	—	58,759
Adjustment to adopt ASC 326	—	—	—	—	—	(268)	(268)	—	(268)
Stock issued under compensation plans, net	—	108	1	748	—	—	749	—	749
Stock-based compensation expense	—	—	—	5,688	—	—	5,688	—	5,688
Shares repurchased	—	(25)	—	(422)		(230)	(652)	—	(652)
Other comprehensive income	—	—	—	—	469	—	469	—	469
Stock issued – other	—	2	—	72	—	—	72	—	72
Balance at December 31, 2020	$—	16,734	$167	$158,618	$23	$270,480	$429,288	$4	$429,292
The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$58,759	$36,214	$31,294
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	42,867	40,667	38,070
Amortization of intangible assets	3,586	3,849	1,843
Stock-based compensation expense	5,688	4,403	3,165
Deferred income taxes	(2,641)	3,602	3,649
Gain on sale of property and equipment	(2,813)	(3,543)	(3,832)
Other non-cash items	1,951	1,029	237
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	2,903	(39,710)	(15,871)
Contract assets	31,360	(16,443)	(28,141)
Receivable for insurance claims in excess of deductibles	(1,511)	(9,646)	(9,229)
Other assets	(15,458)	(10,327)	2,280
Accounts payable	(43,079)	22,492	19,953
Contract liabilities	52,918	28,163	22,551
Accrued self-insurance	3,010	12,755	8,701
Other liabilities	37,627	(8,606)	10,119
Net cash flows provided by operating activities	175,167	64,899	84,789
Cash flows from investing activities:
Proceeds from sale of property and equipment	3,429	4,051	4,583
Cash paid for acquisitions, net of cash acquired	—	(79,720)	(47,082)
Purchases of property and equipment	(44,355)	(57,828)	(50,704)
Net cash flows used in investing activities	(40,926)	(133,497)	(93,203)
Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	(103,820)	45,514	(20,655)
Payment of principal obligations under equipment notes	(32,584)	(4,550)	—
Payment of principal obligations under finance leases	(1,238)	(1,201)	(1,081)
Borrowings under equipment notes	—	35,068	31,486
Proceeds from exercise of stock options	749	341	1,897
Debt refinancing costs	—	(1,122)	—
Repurchase of common shares	(652)	(778)	(1,043)
Other financing activities	13,249	84	38
Net cash flows provided by (used in) financing activities	(124,296)	73,356	10,642
Effect of exchange rate changes on cash	326	132	(64)
Net increase in cash and cash equivalents	10,271	4,890	2,164
Cash and cash equivalents:
Beginning of period	12,397	7,507	5,343
End of period	$22,668	$12,397	$7,507
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes payments	$24,185	$13,381	$7,247
Interest payments	4,071	5,737	3,097
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	349	43	953
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
The COVID-19 pandemic caused a slowdown of certain projects due to specific state, local, municipal and customer mandated stay-at-home orders and new project requirements that were established to protect construction workers and the general public, most of which have impacted our C&I segment. Although the majority of stay-at-home orders have been phased out, we are still experiencing impacts associated with the COVID-19 project-specific protocols. We expect the project-specific requirements to remain in place which will continue to impact project schedules and workflow going forward, however the Company is unable to predict the ultimate impact that COVID-19 will have on our business, employees, liquidity, financial condition, results of operations and cash flows. Additionally, key estimates that could potentially be impacted include estimates of costs to complete contracts, the recoverability of goodwill and intangibles and allowance for doubtful accounts.
Significant Accounting Policies
Consolidation
The accompanying Financial Statements include the results of operations of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated. Certain reclassifications were made to prior year amounts to conform to the current year presentation.
Revenue Recognition
The Company recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services provided. Revenue associated with contracts with customers is recognized over time as the Company’s performance creates or enhances customer-controlled assets or creates or enhances an asset with no alternative use, for which the Company has an enforceable right to receive compensation as defined under the contract. To determine the amount of revenue to recognize over time, the Company estimates profit by determining the difference between total estimated revenue and total estimated cost of a contract. In addition, the Company estimates a cost accrual every quarter that represents unbilled invoicing activity for services performed by subcontractors and suppliers during the quarter, and estimates revenue from the contract cost portion of this accrual based on current gross margin rates to be consistent with its cost method of revenue recognition. The estimated value of unbilled amounts are determined using a regression analysis that estimates value based on the Company’s historical experience, and is adjusted for large individual projects. The profit and corresponding revenue is recognized over the contract term based on costs incurred under the cost-to-cost method. The Company utilizes the cost-to-cost method as it believes cost incurred best represents the amount of work completed and remaining on projects, and is the most common basis for computing percentage of completion in the industry. For purposes of recognizing revenue, the Company follows the five-step approach outlined in Accounting Standards Codification (“ASC”) 606-10-25.

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
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and ineffective long-term monetary assets and liabilities are recorded in the “other income, net” line on the Company’s consolidated statements of operations. Foreign currency losses, recorded in other income, net, for the year ended December 31, 2020, were not significant. Effective foreign currency transaction gains and losses, arising primarily from long-term assets and liabilities are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
As of December 31, 2020 and 2019, the Company recognized revenues of $14.7 million and $35.9 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods. These aggregate amounts, which were included in “Contract assets” in the accompanying consolidated balance sheets, represent the Company’s estimates of additional contract revenues that were earned and probable of collection, however, the amount ultimately realized could be significantly higher or lower than the estimated amount.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the year ended December 31, 2020, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.8%, which resulted in decreases in operating income of $18.0 million, net income attributable to MYR Group Inc. of $12.8 million and diluted earnings per common share attributable to MYR Group Inc. of $0.76. The estimates are reviewed and revised quarterly, as needed.
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

Advertising
Advertising costs are expensed when incurred. Advertising costs, included in selling, general and administrative expenses, were $0.7 million, $0.8 million and $0.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Stock-Based Compensation
The Company determines compensation expense for stock-based awards based on the estimated fair values at the grant date and recognize the related compensation expense over the vesting period. The Company uses the straight-line amortization method to recognize compensation expense related to stock-based awards, such as restricted stock and restricted stock units, that have only service conditions. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. The Company recognizes compensation expense related to performance awards that vest based on internal performance metrics and service conditions on a straight-line basis over the service period, but adjust inception-to-date expense based upon our determination of the potential achievement of the performance target at each reporting date. The Company recognizes compensation expense related to performance awards with market-based performance metrics on a straight-line basis over the requisite service period. The Company recognizes forfeitures as they occur. Shares issued under the Company’s stock-based compensation program are taken out of authorized but unissued shares.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2020 and 2019, the Company held its cash in checking accounts or in highly liquid money market funds. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to financial institutions for payment. The Company funds all intraday bank balances overdrafts during the same business day. Checks issued and outstanding in excess of bank balance are recorded in accounts payable on the Company’s consolidated balance sheets and are reflected as a financing activity on the Company’s Consolidated Statements of Cash Flows.
Accounts Receivable and Allowance for Doubtful Accounts
The Company does not charge interest to its customers and carries its customer receivables at their face amounts, net of contract retainage, less an allowance for doubtful accounts. Based on the Company’s experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable as current assets.
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
Any revenue earned on a contract that has not yet been billed to the customer is recorded as a contract asset on the Company’s consolidated balance sheets. Contract retainages associated with contract work that has been completed and billed but not paid by its customers until the contracts are substantially complete, pursuant to contract retainage provisions under the contract, are also included in contract assets. The allowance for collection of contract retainage was $0.4 million and $0.1 million as of December 31, 2020 and 2019, respectively.
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
Leases
The Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to six years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. As of December 31, 2020, the Company had several leases with residual value guarantees. The total amount probable of being owed of residual leases guarantees is not significant. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 842-10-25. Leases are accounted for as operating or finance leases, depending on the terms of the lease.
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
Insurance
The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. The deductible for each line of coverage is up to $1.0 million, except for wildfire coverage which has a deductible of $2.0 million. Certain health benefit plans are subject to a stop-loss limit of up to $0.2 million, for qualified individuals. Losses up to the deductible amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.
The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the deductible is included in current assets on the Company’s consolidated balance sheets.
Goodwill and Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives. The Company performs either a qualitative or quantitative assessment to review goodwill and intangible assets with indefinite lives for impairment on an annual basis. This assessment is performed at the beginning of the fourth quarter, or when circumstances change, such as a significant adverse change in the business climate or the decision to sell a business, both of which would indicate that impairment may have occurred. Intangible assets with finite lives are also reviewed for impairment and tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
A qualitative assessment considers financial, industry, segment and macroeconomic factors, if the qualitative assessment indicates a potential for impairment, a quantitative assessment is performed to determine if impairment exists. The quantitative assessment begins with a comparison of the fair value of the reporting unit or intangible asset with its carrying value. If the carrying amount of the reporting unit or intangible asset exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess, limited to the total amount of the goodwill allocated to the reporting unit or intangible asset. If the carrying value of goodwill or other indefinite lived assets exceeds its implied fair value, an impairment charge would be recorded in the statement of operations.
As a result of the annual qualitative review process in 2020 and 2019, the Company determined it was not necessary to perform a quantitative assessment. In 2018, the Company performed a quantitative assessment on goodwill and intangible assets with indefinite lives, this assessment did not indicate that the Company’s goodwill or indefinite lived intangible assets were impaired.
Concentrations
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalent balances with large financial institutions which are believed to be high quality institutions.
The Company is subject to a concentration of risk because it derives a significant portion of its revenues from a few customers. The Company’s top ten customers accounted for approximately 32.7%, 30.8%, and 32.9% of consolidated revenues for the years ended December 31, 2020, 2019 and 2018, respectively. For the years ended December 31, 2020, 2019 and 2018, no single customer accounted for more than 10.0% of annual revenues.

The Company grants trade credit under contractual payment terms, generally without collateral, to its customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, the Company may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2020 and 2019, none of the Company’s customers individually exceeded 10.0% of accounts receivable. The Company believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
As of December 31, 2020, approximately 88% of the Company’s craft labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, the Company cannot be certain that strikes or work stoppages will not occur in the future.
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial instruments, including trade receivables and off-balance sheet credit exposures. Under this guidance, an entity is required to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. This ASU also requires disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. On January 1, 2020, the Company adopted this ASU resulting in a $0.3 million cumulative-effect adjustment to retained earnings associated with the increase in the Company’s allowance for doubtful accounts. Additionally, in connection with the adoption of this ASU the Company adjusted its presentation for allowance for doubtful accounts associated with unbilled revenue, which represents a portion of the Company’s contract assets, and were previously classified as accounts receivable net of allowances. Total allowance for doubtful accounts associated with contract assets as of December 31, 2020 and at the time of adopting this ASU were $0.4 million. The Company’s consolidated balance sheet as of December 31, 2019 and consolidated statements of cash flows for the year ended December 31, 2019 have not been adjusted for this change in treatment of allowance for doubtful accounts associated with unbilled revenue. See Note 3–Contract Assets and Liabilities for further information related to the Company’s contract assets.
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

2. Acquisitions
CSI Electrical Contractors, Inc.
On July 15, 2019, the Company completed the acquisition of substantially all the assets of CSI Electrical Contractors, Inc. (“CSI”), an electrical contracting firm based in California. CSI provides services to a broad array of end markets under the Company’s C&I segment. The total consideration, after net asset adjustments of approximately $1.0 million, was $80.7 million which was funded through borrowings under the Company’s credit facility. The Company finalized the purchase price accounting relating to the acquisition of CSI during the year ended December 31, 2019.
The purchase agreement also includes contingent consideration provisions for margin guarantee adjustments based upon contract performance subsequent to the acquisition. The contracts were valued at fair value at the acquisition date, causing no margin guarantee estimate or adjustments for fair value. Changes in contract estimates, such as modified costs to complete or change order recognition, will result in changes to these margin guarantee estimates. Changes in contingent consideration, subsequent to the acquisition, related to the margin guarantee adjustments on contracts of approximately $0.6 million and $2.0 million were recorded in other expense for the year ended December 31, 2020 and 2019, respectively. Future margin guarantee adjustments, if any, are expected to be recognized in 2021. The Company could also be required to make compensation payments contingent on the successful achievement of certain performance targets and continued employment of certain key executives of CSI. Payment of amounts earned, if any, as defined in the purchase agreement, will be made in 2024. These payments are recognized as compensation expense on the Company’s consolidated statements of operations when deemed probable. For the year ended December 31, 2020 and 2019 the Company recognized $4.0 million and $0.4 million of compensation expense associated with these contingent payments.
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
Huen Electric, Inc.
On July 2, 2018, the Company completed the acquisition of substantially all the assets of Huen Electric, Inc., an electrical contracting firm based in Illinois, Huen Electric New Jersey Inc., an electrical contracting firm based in New Jersey, and Huen New York, Inc., an electrical contracting firm based in New York (collectively, the “Huen Companies”). The Huen Companies provide a wide range of commercial and industrial electrical construction capabilities under the Company’s C&I segment in Illinois, New Jersey and New York. The total consideration, after net asset adjustments of approximately $10.8 million, was $57.9 million which was funded through borrowings under the Company’s credit facility. The Company finalized the purchase price accounting relating to the acquisition of the Huen Companies during the year ended December 31, 2019.

The purchase agreement also includes contingent consideration provisions for margin guarantee adjustments based upon performance subsequent to the acquisition on certain contracts. The contracts are valued at fair value at the acquisition date, causing no margin guarantee estimate or adjustments for fair value. Changes in contract estimates, such as modified costs to complete or change order recognition, have resulted and will continue to result in changes to these margin guarantee estimates. Changes in contingent consideration, subsequent to the acquisition, related to the margin guarantee adjustments on certain contracts of approximately $1.5 million and $3.9 million were recorded in other expense for the year ended December 31, 2019 and 2018, respectively. Margin guarantee adjustments were finalized in early 2019. The Company could also be required to make compensation payments contingent on the successful achievement of certain performance targets and continued employment of certain key executives of the Huen Companies. Payment of amounts earned, if any, as defined in the purchase agreement, will be made in 2023. These payments are recognized as compensation expense on the Company’s consolidated statements of operations when deemed probable. For the years ended December 31, 2020, 2019 and 2018, the Company recognized a net benefit of $2.5 million and expense of $1.9 million and $0.6 million, respectively, of compensation expense associated with these contingent payments.
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
The Company’s consolidated balance sheets present contract assets which contains unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.4 million as of December 31, 2020 and $0.1 million as of 2019.
Contract assets consisted of the following at December 31:

(in thousands)	2020	2019	Change
Unbilled revenue	$97,543	$126,087	$(28,544)
Contract retainages, net	88,260	91,022	(2,762)
Contract assets	$185,803	$217,109	$(31,306)
The Company’s consolidated balance sheets present contract liabilities which contains deferred revenue (previously identified as billings in excess of costs and estimated earnings on uncompleted contracts) and an accrual for contracts in a loss provision.
Contract liabilities consisted of the following at December 31:

(in thousands)	2020	2019	Change
Deferred revenue	$155,570	$102,673	$52,897
Accrued loss provision	2,826	2,813	13
Contract liabilities	$158,396	$105,486	$52,910
The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	2020	2019	Change
Contract assets	$185,803	$217,109	$(31,306)
Contract liabilities	(158,396)	(105,486)	(52,910)
Net contract assets (liabilities)	$27,407	$111,623	$(84,216)
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work along with contract assets and contract liabilities acquired in the CSI acquisition. The amounts of revenues recognized in the period that were included in the opening contract liability balances were $72.2 million and $39.2 million for the year ended December 31, 2020 and 2019, respectively. This revenue consists primarily of work performed on previous billings to customers.

The net asset position for contracts in process consisted of the following at December 31:

(in thousands)	2020	2019
Costs and estimated earnings on uncompleted contracts	$3,921,376	$3,532,886
Less: billings to date	3,979,403	3,509,472
	$(58,027)	$23,414
The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows at December 31:

(in thousands)	2020	2019
Unbilled revenue	$97,543	$126,087
Deferred revenue	(155,570)	(102,673)
	$(58,027)	$23,414

4. Lease Obligations
From time-to-time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to six years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At December 31, 2020, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.
The following is a summary of the lease-related assets and liabilities recorded:

		December 31, 2020	December 31, 2019
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$22,291	$22,958
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	390	1,478
Total right-of-use lease assets		$22,681	$24,436
Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$6,612	$6,205
Finance lease obligations	Current portion of finance lease obligations	318	1,135
Total current obligations		6,930	7,340
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	15,730	16,884
Finance lease obligations	Finance lease obligations, net of current maturities	—	338
Total non-current obligations		15,730	17,222
Total lease obligations		$22,660	$24,562

The following is a summary of the lease terms and discount rates:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term – finance leases	0.4 years	1.4 years
Weighted-average remaining lease term – operating leases	3.4 years	3.9 years
Weighted-average discount rate – finance leases	2.6%	2.5%
Weighted-average discount rate – operating leases	3.91%	3.8%
The following is a summary of certain information related to the lease costs for finance and operating leases:

	Year ended December 31,
(in thousands)	2020	2019
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$883	$820
Interest on lease liabilities	31	66
Operating lease cost	9,378	7,282
Short-term lease cost	—	8
Variable lease costs	335	284
Total lease cost	$10,627	$8,460
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Year ended December 31,
(in thousands)	2020	2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,237	$7,337
Right-of-use asset obtained in exchange for new operating lease obligations	$6,764	$13,301
The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under current portion of operating lease obligations, current portion of finance lease obligations, and operating lease obligations, net of current maturities, as of December 31, 2020 were as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations
2021	$321	$9,111	$9,432
2022	—	7,496	7,496
2023	—	5,502	5,502
2024	—	2,772	2,772
2025	—	1,127	1,127
Thereafter	—	795	795
Total minimum lease payments	321	26,803	27,124
Financing component	(3)	(4,461)	(4,464)
Net present value of minimum lease payments	318	22,342	22,660
Less: current portion of finance and operating lease obligations	(318)	(6,612)	(6,930)
Long-term finance and operating lease obligations	$—	$15,730	$15,730
The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.

Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at market rental rates. As of December 31, 2020, the minimum lease payments required under these leases totaled $3.3 million, which are due over the next 3.5 years.
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
As of December 31, 2020 and 2019, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of December 31, 2020 and 2019, the fair value of the Company’s long-term debt and finance lease obligations, were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at December 31, 2020 and 2019. Long-term debt with variable interest rates was based on rates for new issues with similar remaining maturities and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s finance lease obligations and long term debt with fixed interest rates also approximated fair value.
6. Accounts Receivable
Accounts receivable consisted of the following at December 31:

(in thousands)	2020	2019
Contract receivables	$382,096	$385,744
Other	5,538	6,099
	387,634	391,843
Less: allowance for doubtful accounts	(1,696)	(3,364)
	$385,938	$388,479
The roll-forward of activity in the allowance for doubtful accounts was as follows for the years ended December 31:

(in thousands)	2020	2019	2018
Balance at beginning of period	$3,364	$1,331	$605
Less: reduction in (provision for) allowances	1,296	(2,532)	(860)
Less: write offs, net of recoveries	375	501	123
Change in foreign currency translation	(3)	(2)	11
Balance at end of period	$1,696	$3,364	$1,331
7. Property and Equipment
Property and equipment consisted of the following at December 31:

(dollars in thousands)	Estimated Useful Life in Years	2020	2019
Land	—	$9,301	$9,301
Buildings and improvements	3 to 39	33,452	29,747
Construction equipment	3 to 12	420,002	403,217
Office equipment	3 to 10	16,725	15,944
		479,480	458,209
Less: accumulated depreciation and amortization		(294,366)	(272,865)
		$185,114	$185,344

Construction equipment includes assets under finance leases — see additional information provided in Note 4 — Lease Obligations to the Financial Statements.
Depreciation and amortization expense of property and equipment for the years ended December 31, 2020, 2019 and 2018 was $42.9 million, $40.7 million and $38.1 million, respectively.
8. Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following at December 31:

	2020			2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
T&D	$40,224	$—	$40,224	$40,224	$—	$40,224
C&I	25,841	—	25,841	25,836	—	25,836
Total goodwill	$66,065	$—	$66,065	$66,060	$—	$66,060
Amortizable Intangible Assets
Backlog	$5,289	$5,289	$—	$5,289	$4,039	$1,250
Customer relationships	31,381	8,914	22,467	31,381	6,623	24,758
Trade names	696	264	432	695	218	477
Indefinite-lived Intangible Assets
Trade names	28,466	—	28,466	28,455	—	28,455
Total intangible assets	$65,832	$14,467	$51,365	$65,820	$10,880	$54,940
Customer relationships and backlog are being amortized on a straight-line method over an estimated useful life ranging up to 12.5 years and the remaining life of the contract, respectively, and have been determined to have no residual value. Amortizable trade names are being amortized on a straight-line basis over an estimated useful life of approximately 15 years. Certain trade names have indefinite lives and, therefore, are not being amortized. Intangible asset amortization expense was $3.6 million, $3.8 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Immaterial foreign currency translation adjustments related to goodwill and intangible assets are netted with the amounts indicated above.
As of December 31, 2020, estimated future intangible asset amortization expense for the each of the next five years and thereafter was as follows:

(in thousands)	Future Amortization Expense
2021	$2,312
2022	2,312
2023	2,312
2024	2,312
2025	2,312
Thereafter	11,339
Total	$22,899

9. Accrued Liabilities
Other current liabilities consisted of the following at December 31:

(in thousands)	2020	2019
Payroll and incentive compensation	$30,145	$22,645
Union dues and benefits	17,800	18,747
Taxes	18,130	6,790
Profit sharing and thrift plan	10,763	5,325
Net asset adjustments	—	987
Joint venture liability	—	652
Other	9,880	9,218
	$86,718	$64,364
See additional information on net asset adjustments provided in Note 2–Acquisitions to the Financial Statements.
10. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreement for equipment notes:

(dollars in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of December 31, 2020	Outstanding Balance as of December 31, 2019
Credit Agreement
Revolving loans	9/13/2019	Variable	Variable	5	$—	$103,820
Equipment Notes
Equipment Note 1	9/28/2018	4.16%	Semi-annual	5	$—	$10,643
Equipment Note 2	9/28/2018	4.23%	Semi-annual	7	—	11,200
Equipment Note 3	12/31/2018	3.97%	Semi-annual	5	—	1,953
Equipment Note 4	12/31/2018	4.02%	Semi-annual	7	—	2,108
Equipment Note 5	12/31/2018	4.01%	Semi-annual	7	—	1,751
Equipment Note 6	6/25/2019	2.89%	Semi-annual	7	12,896	14,286
Equipment Note 7	6/24/2019	3.09%	Semi-annual	5	6,980	9,033
Equipment Note 8	12/27/2019	2.75%	Semi-annual	5	5,513	6,496
Equipment Note 9	12/24/2019	3.01%	Semi-annual	7	4,031	4,534
					29,420	62,004
Total debt					29,420	165,824
Less: current portion of long-term debt					(4,381)	(8,737)
Long-term debt					$25,039	$157,087

Credit Agreement
On September 13, 2019, the Company entered into a five-year amended and restated credit agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A, that provides for a $375 million facility (the “Facility”), subject to certain financial covenants as defined in the Credit Agreement, which can be used for revolving loans and up to $150 million may be used for letters of credit. The Facility also allows for revolving loans and letters of credit in Canadian dollars and other currencies, up to the U.S. dollar equivalent of $75 million. The Company has an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $200 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. Additionally, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement are used for refinancing existing indebtedness, working capital, capital expenditures, acquisitions, share repurchases, and other general corporate purposes.
Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 0.75%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on the Company’s consolidated leverage ratio (the “Leverage Ratio”) which is defined in the Credit Agreement as Consolidated Total Indebtedness (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.00% to 1.75% for non-performance letters of credit or 0.50% to 0.875% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.15% to 0.25%, based on the Company’s consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.50 or the Company’s consolidated Liquidity (as defined in the Credit Agreement) is less than $50 million. The weighted average interest rate on borrowings outstanding on the Facility for the year ended December 31, 2020 was 2.35% per annum.
Under the Credit Agreement, the Company is subject to certain financial covenants and is limited to a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of December 31, 2020.
As of December 31, 2020, the Company had letters of credit outstanding under the Facility of approximately $10.4 million, including $9.8 million related to the Company’s payment obligation under its insurance programs and approximately $0.6 million related to contract performance obligations.
As of December 31, 2019, the Company had letters of credit outstanding under the Facility of approximately $10.6 million, including $10.0 million related to the Company’s payment obligation under its insurance programs and approximately $0.6 million related to contract performance obligations.
The Company had remaining deferred debt issuance costs totaling $1.1 million as of December 31, 2020, related to the line of credit. As permitted under ASU No. 2015-15, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.
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

As of December 31, 2020, the Company had four Equipment Notes outstanding under the Master Loan Agreement that are collateralized by equipment and vehicles owned by the Company. The following table sets forth our remaining principal payments for the Company’s outstanding Equipment Notes as of December 31, 2020:

(in thousands)	Future Equipment Notes Principal Payments
2021	$4,381
2022	4,511
2023	4,645
2024	7,102
2025	2,189
Thereafter	6,592
Total future principal payments	$29,420
Less: current portion of equipment notes	(4,381)
Long-term principal obligations	$25,039

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

The components of the Company’s revenue by contract type were as follows for the year ended December 31:

	2020
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$507,203	43.9%	$902,134	82.5%	$1,409,337	62.7%
Unit price	338,326	29.3	77,144	7.1	415,470	18.5
T&E	285,158	24.7	72,560	6.6	357,718	15.9
Other	23,691	2.1	41,176	3.8	64,867	2.9
	$1,154,378	100.0%	$1,093,014	100.0%	$2,247,392	100.0%

	2019
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$564,251	49.7%	$704,743	75.2%	$1,268,994	61.3%
Unit price	228,223	20.1	54,433	5.8	282,656	13.6
T&E	316,943	27.9	101,770	10.9	418,713	20.2
Other	24,994	2.3	75,802	8.1	100,796	4.9
	$1,134,411	100.0%	$936,748	100.0%	$2,071,159	100.0%

	2018
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$361,699	40.5%	$452,732	71.0%	$814,431	53.2%
Unit price	181,179	20.3	51,590	8.1	232,769	15.2
T&E	305,581	34.2	34,938	5.4	340,519	22.2
Other	44,649	5.0	98,801	15.5	143,450	9.4
	$893,108	100.0%	$638,061	100.0%	$1,531,169	100.0%
The components of the Company’s revenue by market type were as follows for the year ended December 31:

		2020		2019		2018
(dollars in thousands)	Segment	Amount	Percent	Amount	Percent	Amount	Percent
Transmission	T&D	$745,599	33.2%	$772,609	37.3%	$559,467	36.5%
Distribution	T&D	408,779	18.2	361,802	17.5	333,641	21.8
Electrical construction	C&I	1,093,014	48.6	936,748	45.2	638,061	41.7
Total revenue		$2,247,392	100.0%	$2,071,159	100.0%	$1,531,169	100.0%
Remaining Performance Obligations
On December 31, 2020, the Company had $1.54 billion of remaining performance obligations. The Company’s remaining performance obligations includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.

The following table summarizes that amount of remaining performance obligations as of December 31, 2020 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months.

	Remaining Performance Obligations as of December 31, 2020
(in thousands)	Total	Amount estimated to not be recognized within 12 months
T&D	$645,422	$184,526
C&I	889,596	208,519
Total	$1,535,018	$393,045
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
12. Income Taxes
Income before income taxes by geographic area was, for the years ended December 31:

(in thousands)	2020	2019	2018
Federal	$77,195	$46,445	$48,393
Foreign	4,190	3,997	(5,325)
	$81,385	$50,442	$43,068
Income tax expense consisted of the following for the years ended December 31:

(in thousands)	2020	2019	2018
Current
Federal	$19,014	$6,976	$5,155
State	6,363	3,562	3,310
	25,377	10,538	8,465
Deferred
Federal	(2,519)	3,010	4,936
Foreign	963	874	(822)
State	(1,195)	(194)	(805)
	(2,751)	3,690	3,309
Income tax expense	$22,626	$14,228	$11,774

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for operations were as follows for the years ended December 31:

	2020	2019	2018
U.S federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of U.S. federal income tax expense	5.0	4.7	5.2
Change in valuation allowance	0.1	(0.3)	1.2
Tax differential on foreign earnings	—	0.4	(0.5)
Non-deductible meals and entertainment	0.4	0.8	0.8
Stock compensation excess tax benefits	(0.6)	0.1	(0.1)
Uncertain tax positions	0.3	(0.4)	0.1
Provision to return adjustments, net	0.4	0.2	(0.2)
Global intangible low tax income	0.9	0.3	—
Non-controlling interest	—	0.9	(0.5)
Other income, net	0.3	0.5	0.3
Effective rate	27.8%	28.2%	27.3%
The net deferred tax assets and (liabilities) arising from temporary differences was as follows at December 31:

(in thousands)	2020	2019
Deferred income tax assets:
Self insurance reserves	$4,091	$4,458
Contract loss reserves	703	642
Stock-based awards	1,300	1,164
Bonus	7,554	4,904
Operating lease liabilities	5,715	5,850
Non-U.S. operating loss	3,601	5,499
Other	7,250	3,439
Total deferred income tax assets before valuation allowances	30,214	25,956
Less: valuation allowances	(2,566)	(2,508)
Total deferred income tax assets	27,648	23,448
Deferred income tax liabilities:
Property and equipment — tax over book depreciation	(34,439)	(32,220)
Intangible assets — tax over book amortization	(1,960)	(1,856)
Right-of-use operating lease assets	(5,702)	(5,850)
Non-U.S. deferred income tax liabilities	(1,322)	(2,280)
Other	(2,564)	(2,187)
Total deferred income tax liabilities	(45,987)	(44,393)
Net deferred income taxes	$(18,339)	$(20,945)
The Company determined that it is more-likely-than-not that it will not realize the deferred tax assets on certain Canadian subsidiaries and recorded a valuation allowance against the entire related deferred tax assets for those entities.
As of December 31, 2020, the Company had no undistributed earnings of our Canadian subsidiaries. We expect future earnings to be reinvested. Accordingly, as of December 31, 2020, no expense for U.S. income taxes or foreign withholding taxes was recorded.
The Company is subject to taxation in various jurisdictions. The Company’s 2017 through 2019 tax returns are subject to examination by U. S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2016 through 2019.

The Company has recorded a liability for unrecognized tax benefits related to tax positions taken on its various income tax returns. If recognized, the entire amount of unrecognized tax benefits would favorably impact the effective tax rate that is reported in future periods. The increase in the unrecognized tax benefits as of December 31, 2020 was primarily due to revaluation of the likelihood of the uncertain tax positions. The total unrecognized tax benefits is expected to be reduced by less than $0.1 million within the next 12 months. Interest and penalties related to uncertain income tax positions are included as a component of income tax expense in the Financial Statements.
The following is a reconciliation of the beginning and ending liability for unrecognized tax benefits at December 31:

(in thousands)	2020	2019
Balance at beginning of period	$152	$327
Gross increases in current period tax positions	217	31
Settlements with taxing authorities	—	(88)
Reductions in tax positions due to lapse of statutory limitations	(16)	(118)
Balance at end of period	353	152
Accrued interest and penalties at end of period	69	24
Total liability for unrecognized tax benefits	$422	$176
The liability for unrecognized tax benefits, including accrued interest and penalties, was included in other liabilities on the accompanying consolidated balance sheets. The amount of interest and penalties charged or credited to income tax expense as a result of the unrecognized tax benefits was not significant in the years ended December 31, 2020, 2019 and 2018.
13. Commitments and Contingencies
Purchase Commitments
As of December 31, 2020, the Company had approximately $9.5 million in outstanding purchase orders for certain construction equipment, with cash outlay scheduled to occur over the next nine months.
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

(in thousands)	2020	2019
Balance at beginning of period	$66,804	$54,039
Net increases in accrued self-insurance	38,064	45,419
Net payments made	(35,045)	(32,654)
Balance at end of period	$69,823	$66,804
Insurance expense, including premiums, for workers’ compensation, general liability, automobile liability, employee health benefits, and other coverages for the years ended December 31, 2020, 2019 and 2018 was $56.4 million, $48.5 million and $30.4 million, respectively.

Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of December 31, 2020, an aggregate of approximately $1.33 billion in original face amount of bonds issued by the Company’s sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $629.1 million as of December 31, 2020.
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
14. Stock-Based Compensation
The Company maintains two equity compensation plans under which stock-based compensation has been granted, the 2017 Long-Term Incentive Plan (Amended and Restated as of April 23, 2020) (the “LTIP”) and the 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014) (the “2007 LTIP” and, collectively with the LTIP, the “Long-Term Incentive Plans”). Upon the initial adoption of the LTIP in 2017, awards were no longer granted under the 2007 LTIP. The LTIP was approved by our stockholders and provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) restricted stock units, (f) performance awards, (g) phantom stock, (h) stock bonuses, (i) dividend equivalents, or (j) any combination of such awards. The LTIP permits the granting of up to 1,500,000 shares to directors, officers and other employees of the Company. Grants of awards to employees are approved by the Compensation Committee of the Board of Directors and grants to independent members of the Board of Directors are approved by the Board of Directors. All awards are made with an exercise price or base price, as the case may be, that is not less than the full fair market value per share on the date of grant. No stock option or stock appreciation right may be exercised more than 10 years from the date of grant.
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
Stock Options
The Company has not awarded any stock options since 2013. Stock options granted to the Company’s employees or directors were granted with an exercise price equal to the market price of the Company’s stock on the date of grant. The Company used the Black-Scholes-Merton option-pricing model to estimate the fair value of options as of the date of grant. All stock options were fully expensed as of December 31, 2017.
Following is a summary of stock option activity for the three-year period ended December 31, 2020:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	165,920	$21.92
Exercised	(88,053)	$21.54
Expired	(1,103)	$21.16
Outstanding and Exercisable at December 31, 2018	76,764	$22.33	2.9 years	$446
Exercised	(14,743)	$23.16
Expired	(2,435)	$19.86
Outstanding and Exercisable at December 31, 2019	59,586	$22.26	2.2 years	$352
Exercised	(34,388)	$21.82
Expired	(641)	$19.66
Outstanding and Exercisable at December 31, 2020	24,557	$22.94	1.9 years	$912
During the years ended December 31, 2020, 2019 and 2018, the intrinsic value of stock options exercised was $0.7 million, $0.2 million and $1.3 million, respectively.
The following table summarizes information with respect to stock options outstanding and exercisable under the Company’s plans at December 31, 2020:

	Options Outstanding and Exercisable
Exercise Price	Number Of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
$17.48 – $17.48	5,817	$17.48	1.2 years
$24.18 – $24.18	1,577	$24.18	0.2 years
$24.68 – $24.68	17,163	$24.68	2.2 years
	24,557	$22.94	1.9 years

Time-Vested Stock Awards
The company grants time-vested stock awards under the LTIP in the form of restricted stock awards, restricted stock units or equity-settled phantom stock. The grant date fair value of the time-vested stock awards is equal to the closing market price of the Company’s common stock on the date of grant. Time-vested stock awards granted under the LTIP to eligible employees in 2020 vest ratably on April 27, 2021, March 23, 2022 and March 23, 2023. Time-vested stock awards granted under the LTIP to non-employee directors in 2020 vest over a one year period.
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
During the years ended December 31, 2020, 2019 and 2018, time-vested stock vesting activity settled in common stock had an intrinsic value, at the time of vesting, of $2.5 million, $3.4 million and $3.0 million, respectively.
Following is a summary of time-vested stock awards activity for the three-year period ended December 31, 2020:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2018	188,648	$29.55
Granted	93,280	$30.22
Vested	(96,840)	$28.91
Forfeited	(9,657)	$27.02
Outstanding unvested at December 31, 2018	175,431	$30.40
Granted	85,640	$34.22
Vested	(99,655)	$30.51
Forfeited	(3,034)	$35.88
Outstanding unvested at December 31, 2019	158,382	$32.29
Granted	104,857	$26.75
Vested	(93,669)	$32.09
Forfeited	(3,781)	$29.80
Outstanding unvested at December 31, 2020	165,789	$28.96
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
For performance awards, the Company recognizes stock-based compensation expense based on the grant date fair value of the award. The fair value of internal metric-based performance awards is determined by the closing stock price of the Company’s common stock on the date of the grant. The fair value of market-based performance awards is computed using a Monte Carlo simulation. Performance awards granted in 2020 are expensed over the service period of approximately 2.7 years. The Company adjusts the stock-based compensation expense related to internal metric-based performance awards according to its determination of the shares expected to vest at each reporting date. Stock-based compensation expense related to market metric-based performance awards is expensed at their grant date fair value regardless of performance.
During the years ended December 31, 2020, 2019 and 2018, performance award vesting activity settled in common stock had an intrinsic value, at the time of vesting, of $4.8 million, $0.2 million and $1.0 million, respectively.

Following is a summary of performance share award activity for the three-year period ended December 31, 2020:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2018	126,975	$35.29
Granted at target	66,764	$34.52
Forfeited for performance below target	(42,584)	$29.73
Vested	(29,655)	$33.35
Forfeited	(9,247)	$30.85
Outstanding at December 31, 2018	112,253	$39.73
Granted at target	72,932	$39.26
Forfeited for performance below target	(36,581)	$48.94
Vested	(8,854)	$58.34
Forfeited	(1,505)	$43.43
Outstanding at December 31, 2019	138,245	$37.02
Granted at target	79,788	$34.10
Earned for performance above target, net	14,962	$69.45
Vested	(78,260)	$48.86
Forfeited	(4,396)	$36.28
Outstanding at December 31, 2020	150,339	$36.54
Stock-based Compensation Expense
The Company recognized stock-based compensation expense of approximately $5.7 million, $4.4 million and $3.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, in selling, general and administrative expenses on the Company’s consolidated statements of operations. As of December 31, 2020, there was approximately $6.9 million of unrecognized stock-based compensation expense related to awards granted under the Long-Term Incentive Plans. This included $2.9 million of unrecognized compensation cost related to unvested time-vested stock awards expected to be recognized over a remaining weighted average vesting period of approximately 1.5 years and $4.0 million of unrecognized compensation cost related to unvested performance awards, expected to be recognized over a remaining weighted average vesting period of approximately 1.5 years. Time-vested stock awards granted to non-employee directors in 2020 and 2019 vest at the end of a one-year period and those granted prior to 2019 vest over a period of three years. The grant provision of the time-vested stock awards granted to non-employee directors prior to 2019 contained provisions that call for the vesting of all shares awarded upon a change in control or resignation from the board for any reason except breach of fiduciary duty. As a result of these provisions, the fair value of time-vested stock awards granted to all directors in 2018, was expensed on the date of the grant.
15. Employee Benefit Plans
The Company sponsors multiple defined contribution plans for eligible employees not covered by collective bargaining agreements. The plans include various features such as voluntary employee pre-tax and Roth-based contributions and matching contributions made by the Company. In addition, at the discretion of our Board of Directors, we may make additional profit sharing contributions to the plans. Company contributions under these defined contribution plans are based upon a percentage of income with limitations as defined by each plan. Total contributions for the years ended December 31, 2020, 2019 and 2018 amounted to $16.8 million, $10.9 million, and $5.8 million, respectively. The increase in contributions for the year ended December 31, 2020 was due to an increase in profit sharing and the acquisition of CSI.
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees, who are represented by more than 300 local unions. The related collective-bargaining agreements between those organizations and the Company, which specify the rate at which the Company must contribute to the multi-employer defined pension plan, expire at different times between 2021 and 2023.

The risks of participating in these multiemployer defined benefit pension plans are different from single-employer plans in the following aspects:
1)Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
2)If a participating employer stops contributing to a plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
3)If the Company chooses to stop participating in a multiemployer plan, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The amount of additional funds, if any, that the Company may be obligated to contribute to these plans in the future cannot be estimated due to uncertainty of the future levels of work that require the specific use of union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.
The following table summarizes plan information relating to the Company’s participation in multi-employer defined benefit pension plans, including company contributions for the last three years, the status under the Pension Protection Act of 2006, as amended by the Consolidated and Further Continuing Appropriations Act of 2015 (“PPA”) of the plans and whether the plans are subject to a funding improvement or rehabilitation plan, or contribution surcharges. The most recent zone status is for the plan’s year-end indicated in the table. The zone status is based on information that the Company received from the plan, as well as from publicly available information on the U.S. Department of Labor website. The PPA zone status for the plan year ended on December 31, 2020 has not been listed because Forms 5500 were not yet available. Among other factors, plans in the red “critical” zone are generally less than 65 percent funded, plans in the yellow “endangered” zone are between 65 and 80 percent funded, and plans in the green zone are at least 80 percent funded. Also listed in the table below are the Company’s contributions to defined contribution plans. Information in the table has been presented separately for individually significant plans and in the aggregate for all other plans.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status				Contributions to Plan for the Year ended December 31,			Funding Plan	Surcharge Imposed
		Status	Plan Year End	Status	Plan Year End	2020	2019	2018
						(in thousands)
Defined Benefit Plans:
Southern California IBEW-NECA Pension Trust Fund	95-6392774 001	Yellow	6/30/2019	Yellow	6/30/2018	$32,791	$14,268	$767	Yes	Yes
National Electrical Benefit Fund	53-0181657 001	Green	12/31/2019	Green	12/31/2018	10,850	11,050	9,840	No	No
Eighth District Electrical Pension Fund	84-6100393 001	Green	3/31/2020	Green	3/31/2019	10,998	11,199	9,707	No	No
IBEW Local 332 Pension Plan Part A	94-2688032 004	Green	12/31/2019	Green	12/31/2018	3,418	1,913	—	No	No
IBEW Local 769 Management Pension Plan A	86-6049763 001	Green	6/30/2019	Green	6/30/2018	3,866	2,689	2,587	No	No
IBEW Local No. 640 and Arizona NECA Defined Benefit Pension Plan	86-0323980 001	Green	12/31/2019	Green	12/31/2018	1,195	2,397	1,629	No	No
IBEW Local Union 1249 Pension Fund	15-6035161 001	Green	12/31/2019	Green	12/31/2018	2,126	1,578	881	No	No
Indiana/Kentucky/Ohio Regional Council of Carpenters Pension Fund	51-6123713 001	Green	6/30/2019	Green	6/30/2018	2,109	1,742	1,157	No	No
Alaska Electrical Pension Plan	92-6005171 001	Green	12/31/2019	Green	12/31/2018	1,548	1,408	2,723	No	No
Defined Contribution Plans:
National Electrical Annuity Plan	52-6132372 001		n/a		n/a	25,037	28,822	26,559	n/a	n/a
Eighth District Electrical Pension Fund Annuity Plan	84-6100393 002		n/a		n/a	4,915	5,339	4,785	n/a	n/a
San Mateo Country Electrical Construction Industry Retirement Plan	51-6052127 001		n/a		n/a	3,202	854	—	n/a	n/a
Puget Sound Electrical Workers 401(K) Savings Plan	91-6180326 001		n/a		n/a	2,132	1,833	967	n/a	n/a
All other plans:						17,663	17,117	8,818
Total contributions:						$121,850	$102,209	$70,420

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
One of the Company’s subsidiaries was listed in the Eighth District Electrical Pension Fund’s Form 5500 as providing more than five percent of the total contributions to that plan for the plan years ended March 31, 2020, 2019 and 2018, in the IBEW local 769 Management Pension Plan A’s Form 5500 as providing more than five percent of the total contributions to that plan for the plan years ended June 30, 2019 and 2018 and in the IBEW Local No. 640 and Arizona NECA Defined Benefit Pension Plan’s Form 5500 as providing more than five percent of the total contributions to that plan for the plan years ended December 31, 2019 and 2018.
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
Commercial and Industrial: The C&I segment provides services including the design, installation, maintenance and repair of commercial and industrial wiring, installation of traffic networks and the installation of bridge, roadway and tunnel lighting. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, renewable energy projects, manufacturing plants, processing facilities, water treatment facilities, mining facilities and transportation control and management systems. The C&I segment generally provides electric construction and maintenance services as a subcontractor to general contractors in the C&I industry, but also contracts directly with facility owners.
The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	For the Year ended December 31,
(in thousands)	2020	2019	2018
Contract revenues:
T&D	$1,154,378	$1,134,411	$893,108
C&I	1,093,014	936,748	638,061
	$2,247,392	$2,071,159	$1,531,169
Income from operations:
T&D	$109,387	$73,580	$57,242
C&I	37,247	30,506	34,112
General Corporate	(60,089)	(46,908)	(41,042)
	$86,545	$57,178	$50,312

The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Identifiable assets, consisting of contract receivables, contract assets, construction materials inventory, goodwill and intangibles for each segment are as follows as of December 31:

(in thousands)	2020	2019
T&D	$269,721	$306,226
C&I	413,910	414,264
General Corporate	312,228	287,381
	$995,859	$1,007,871
An allocation of total depreciation, including depreciation of shared construction equipment, and amortization to each segment is as follows:

	For the Year ended December 31,
(in thousands)	2020	2019	2018
Depreciation and amortization
T&D	$37,254	$35,711	$33,977
C&I	9,199	8,805	5,936
	$46,453	$44,516	$39,913
For the years ended December 31, 2020, 2019 and 2018 the Company had Canadian contract revenues of $77.9 million, $79.5 million and $53.8 million, respectively, predominantly in the C&I segment. As of December 31, 2020 and 2019, there were $23.2 million and $24.8 million, respectively, of identifiable assets attributable to Canadian operations.
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
The acquired joint venture made no distributions to its partners, and the Company made no capital contributions to the joint venture during the year ended December 31, 2020. Additionally, there have been no changes in ownership during the year ended December 31, 2020, and the underlying project was substantially completed in 2019. The initial balance of the Company’s noncontrolling interest consists of the fair value of noncontrolling interest acquired on July 2, 2018 with the Huen Companies. The Company recognized no net income or (loss) attributable to the noncontrolling interest during the year ended December 31, 2020. The Company recognized $1.5 million of net loss attributable to the noncontrolling interest during the year ended December 31, 2019.
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

Net income attributable to MYR Group Inc. and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	For the Year ended December 31,
(in thousands, except per share data)	2020	2019	2018
Numerator:
Net income	$58,759	$36,214	$31,294
Less: net income (loss) attributable to noncontrolling interest	—	(1,476)	207
Net income attributable to MYR Group Inc.	$58,759	$37,690	$31,087
Denominator:
Weighted average common shares outstanding	16,684	16,587	16,441
Weighted average dilutive securities	206	112	144
Weighted average common shares outstanding, diluted	16,890	16,699	16,585
Net income per share attributable to MYR Group Inc.:
Basic	$3.52	$2.27	$1.89
Diluted	$3.48	$2.26	$1.87
For the years ended December 31, 2020, 2019 and 2018, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities. The following table summarizes the shares of common stock underlying the Company’s unvested time-vested and performance awards that were excluded from the calculation of dilutive securities:

(in thousands)	2020	2019	2018
Time-vested stock awards	—	—	1
Performance awards	34	73	67
Share Repurchase Program
On October 22, 2020, the Company’s Board of Directors authorized a new $50.0 million share repurchase program which became effective on November 2, 2020. The Company intends to fund the share repurchase program from cash on hand and through borrowings under its credit facility. The new share repurchase program will expire on November 2, 2021, or when the authorized funds are exhausted, whichever is earlier. No shares were repurchased under the new program in 2020. The remaining availability to purchase shares under the Repurchase Program was $50.0 million as of December 31, 2020.
During 2020 and 2019, the Company repurchased 24,910 and 23,103 shares of stock, respectively, for approximately $0.7 million and $0.8 million, respectively, from its employees to satisfy tax obligations on shares vested under the Long-Term Incentive Plans. All of the shares repurchased were retired and returned to authorized but unissued stock.

19. Quarterly Financial Data (Unaudited)
The following table presents the unaudited consolidated operating results by quarter for the years ended December 31, 2020 and 2019:

	For the Three Months Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
2020:
Revenues	$518,470	$513,051	$607,901	$607,970
Gross profit	61,632	61,305	76,472	76,444
Net income attributable to MYR Group	9,932	13,385	17,292	18,150
Basic earnings per share attributable to MYR Group(1)	$0.60	$0.80	$1.04	$1.09
Diluted earnings per share attributable to MYR Group(1)	$0.59	$0.80	$1.02	$1.07
2019:
Revenues	$468,094	$448,776	$583,214	$571,075
Gross profit	42,876	43,163	59,197	68,922
Net income attributable to MYR Group	7,353	7,207	10,355	12,775
Basic earnings per share attributable to MYR Group(1)	$0.45	$0.43	$0.62	$0.77
Diluted earnings per share attributable to MYR Group(1)	$0.44	$0.43	$0.62	$0.76
___________________________________________
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
Management, together with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance related to the matters stated in the above paragraph as of December 31, 2020.
Evaluation of Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective, as of December 31, 2020, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Management’s annual report on internal control over financial reporting is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

In addition, Crowe LLP, an independent registered public accounting firm, audited and reported on the 2020 Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this Item 10 related to our directors is incorporated by reference to the information to be included under “Proposal 1. Election of Directors” of our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled expected to be held April 22, 2021 (the “2021 Proxy Statement”). Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference to the information to be included under the heading “Nominating, Corporate Governance, Diversity and Inclusion Committee Matters and “2021 Annual Meeting of Stockholders” in the 2021 Proxy Statement. There were no material changes to the procedures by which security holders may recommend nominees to our board of directors in 2020. Information about our Audit Committee, including its members, and our Audit Committee financial experts, is incorporated by reference to the information to be included under the headings “Corporate Governance—Committee Membership and Meeting Attendance” and “Audit Committee Matters” in the 2021 Proxy Statement. Information related to our executive officers is contained in the discussion entitled “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K.
We have a code of ethics that applies to all of our directors, officers and other employees, including our principal executive officer, principal financial officer and principal accounting officer. This code is publicly available on our website at www.myrgroup.com. Amendments to the code of ethics or any grant of a waiver from a provision of the code that applies to our principal executive officer, principal financial officer and principal accounting officer requiring disclosure under applicable SEC and Nasdaq Stock Market rules will be disclosed on our website. The information on our website is not a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference to the information to be included in the 2021 Proxy Statement under the headings “Proposal 1. Election of Directors - Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Compensation Committee Matters–Compensation Committee Report”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table sets forth certain information regarding our 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014) (the “2007 Plan”) and our 2017 Long-Term Incentive Plan (Amended and Restated as of April 23, 2020) (the “LTIP”) as of December 31, 2020. At December 31, 2020, our only active equity compensation plan was the LTIP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a)) (c)
Equity compensation plans approved by security holders	569,284	(1)	$22.94	(2)	827,797	(3)
Equity compensation plans not approved by security holders	—		—		—
___________________________________________
(1)    Includes (i) 24,557 shares subject to outstanding option awards granted under the 2007 Plan, (ii) 378,938 shares subject to outstanding performance share awards granted in 2018, 2019 and 2020 under the LTIP (assumes maximum performance) and (iii) 165,789 shares subject to outstanding restricted stock units granted under the LTIP.
(2)    The calculation in this column includes only option awards because the shares underlying other outstanding awards will be issued upon vesting or satisfaction of relevant performance criteria or time-based conditions without any cash consideration payable for those shares.
(3)    Reflects securities remaining available for future issuance under our LTIP. No further awards will be granted under the 2007 Plan.
Other information required by this Item 12 is incorporated by reference to the information to be included in the 2021 Proxy Statement under the headings “Ownership of Equity Securities.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the information to be included in the 2021 Proxy Statement under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance — Director Independence.”
Item 14.    Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to the information to be included in the 2021 Proxy Statement under the heading “Audit Committee Matters.”

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
iii)Exhibit List

Number	Description
3.1	Restated Certificate of Incorporation, incorporated by reference to exhibit 3.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014
3.2	Amended and Restated By-Laws, incorporated by reference to exhibit 3.1 of the Company’s Form 8-K (File No. 001-08325), filed with the SEC on December 22, 2015
4.1	Specimen Common Stock Certificate, incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-1/A (File No. 333-148864), filed with the SEC on July 14, 2008
4.2	Description of Securities incorporated by reference to exhibit 4.2 of the Company’s Form 10-K for the year ended December 31, 2019 (File No. 001-08325), filed with the SEC on March 4, 2020
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

Number	Description
10.8
Employment agreement with Betty R. Johnson, incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2015 (File No. 001-08325), filed with the SEC on November 4, 2015+

10.9
Employment Agreement, dated April 29, 2015 between the Company and Tod Cooper, incorporated by reference to exhibit 10.21 of the Company’s Form 10-K for the year ended December 31, 2015 (File No. 001- 08325), filed with the SEC on March 3, 2016+

10.10
Agreement, dated March 22, 2016, by and among MYR Group Inc., Engine Capital Management, LLC, Engine Capital, L.P., Engine Jet Capital, L.P., Engine Airflow Capital, L.P., Engine Investments, LLC, Engine Investments II, LLC, Arnaud Ajdler and John P. Schauerman, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on March 23, 2016

10.11
Amended and Restated Employment Agreement, dated January 1, 2017, between the Company and William A. Koertner, incorporated by reference to exhibit 10.24 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+

10.12
Amendment to the Employment Agreement, dated January 1, 2017, between the Company and Richard S. Swartz, Jr., incorporated by reference to exhibit 10.25 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+

10.13
Amendment to the Employment Agreement, dated January 1, 2017, between the Company and Tod M. Cooper, incorporated by reference to exhibit 10.26 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+

10.14
Employment Agreement, dated January 1, 2017, between the Company and Jeffrey J. Waneka, incorporated by reference to exhibit 10.27 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+

10.15
Agreement, dated January 30, 2017, by and among MYR Group Inc., Engine Capital Management, LLC, Engine Capital, L.P., Engine Jet Capital, L.P., Engine Airflow Capital, L.P., Engine Investments, LLC, Engine Investments II, LLC and Bradley Favreau, incorporated by reference to exhibit 10.28 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017

10.16
Form of Restricted Stock Award Agreement (Named Executive Officer), under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325) filed with the SEC on April 28, 2017+

10.17
Form of Performance Shares Award Agreement (Named Executive Officer) under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 28, 2017+

10.18
Form of Restricted Stock Units Award Agreement (Non-Employee Director) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 28, 2017+

10.19
Form of Restricted Stock Units Award Agreement (Director) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 28, 2017+

10.20
Amendment to the Amended and Restated Employment Agreement, dated April 11, 2017, between the Company and Richard S. Swartz, Jr., incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 3, 2017+

10.21
Form of Restricted Stock Unit Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 2, 2018+

10.22
Form of Performance Shares Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 2, 2018+

10.23
Asset Purchase Agreement, dated as of July 2, 2018, by and among MYR Group, Inc., certain subsidiaries of MYR Group, Inc., as purchasers, and Huen Electric, Inc., incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 10-Q (File No. 001-08325), filed with the SEC on August 1, 2018

10.24
Employment Agreement, dated January 21, 2019, between the Company and William F. Fry, incorporated by reference to exhibit 10.33 of the Company’s Annual Report on Form 10-K (File No. 001-08325), filed with the SEC on March 6, 2019+

Number	Description
10.25
Form of Performance Shares Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 1, 2019+

10.26
Form of Non-Employee Directors Restricted Stock Unit Award Agreement under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 31, 2019+

10.27
Asset Purchase Agreement, dated as of July 15, 2019, by and among MYR Group, Inc., certain subsidiaries of MYR Group, Inc., as purchasers, and CSI Electrical Contractors, Inc., incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 31, 2019

10.28
Second Amended and Restated Credit Agreement, dated September 13, 2019, by and among MYR Group Inc., the lenders party thereto, Bank of Montreal and Wells Fargo Bank, National Association, as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 10-Q (File No. 001-08325), filed with the SEC on October 30, 2019

10.29
MYR Group Inc. 2017 Long-Term Incentive Plan (Amended and Restated as of April 23, 2020), incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 27, 2020+

21.1	List of Subsidiaries†
23.1	Consent of Crowe LLP†
24.1	Power of Attorney†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)
___________________________________________
†    Filed herewith.
+    Indicates management contract or compensatory plan or arrangement.
*    Electronically filed.
Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYR GROUP INC. (Registrant)

/s/ BETTY R. JOHNSON
March 3, 2021	Name:	Betty R. Johnson
	Title:	Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2021
Richard S. Swartz
/s/ BETTY R. JOHNSON	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2021
Betty R. Johnson
*	Chairman of the Board of Directors	March 3, 2021
Kenneth M. Hartwick
*	Director	March 3, 2021
Bradley T. Favreau
*	Director	March 3, 2021
William A. Koertner
*	Director	March 3, 2021
Jennifer E. Lowry
*	Director	March 3, 2021
Donald C.I. Lucky
*	Director	March 3, 2021
Shirin O'Connor
*	Director	March 3, 2021
Maurice E. Moore
*	Director	March 3, 2021
William D. Patterson

*By:	/s/ BETTY R. JOHNSON	March 3, 2021
(Betty R. Johnson) (Attorney-in-fact)