Form 10-Q
period 2021-03-31
MYR GROUP INC.
filed 2021-04-28
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 1-08325
_____________________________________________________________
MYR GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware		36-3158643
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

12150 East 112th Avenue
Henderson,	CO	80640
(Address of principal executive offices)		(Zip Code)
(303) 286-8000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 23, 2021, there were 16,827,499 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,069	$22,668
Accounts receivable, net of allowances of $1,665 and $1,696, respectively	373,524	385,938
Contract assets, net of allowances of $350 and $359, respectively	192,883	185,803
Current portion of receivable for insurance claims in excess of deductibles	11,342	11,859
Refundable income taxes	—	1,534
Other current assets	14,548	28,882
Total current assets	665,366	636,684
Property and equipment, net of accumulated depreciation of $302,134 and $294,366, respectively	181,096	185,114
Operating lease right-of-use assets	21,724	22,291
Goodwill	66,067	66,065
Intangible assets, net of accumulated amortization of $15,045 and $14,467, respectively	50,793	51,365
Receivable for insurance claims in excess of deductibles	26,758	27,043
Investment in joint ventures	3,644	3,040
Other assets	3,798	4,257
Total assets	$1,019,246	$995,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,381	$4,381
Current portion of operating lease obligations	6,986	6,612
Current portion of finance lease obligations	53	318
Accounts payable	192,241	162,580
Contract liabilities	140,314	158,396
Current portion of accrued self-insurance	24,447	24,395
Other current liabilities	79,402	86,718
Total current liabilities	447,824	443,400
Deferred income tax liabilities	18,295	18,339
Long-term debt	25,039	25,039
Accrued self-insurance	45,095	45,428
Operating lease obligations, net of current maturities	14,787	15,730
Other liabilities	19,742	18,631
Total liabilities	570,782	566,567
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 16,817,256 and 16,734,239 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	168	167
Additional paid-in capital	157,995	158,618
Accumulated other comprehensive income	276	23
Retained earnings	290,021	270,480
Total stockholders’ equity attributable to MYR Group Inc.	448,460	429,288
Noncontrolling interest	4	4
Total stockholders’ equity	448,464	429,292
Total liabilities and stockholders’ equity	$1,019,246	$995,859
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended March 31,
(in thousands, except per share data)	2021	2020

Contract revenues	$592,486	$518,470
Contract costs	515,533	456,838
Gross profit	76,953	61,632
Selling, general and administrative expenses	49,647	45,046
Amortization of intangible assets	578	1,228
Gain on sale of property and equipment	(683)	(1,050)
Income from operations	27,411	16,408
Other income (expense):
Interest income	13	2
Interest expense	(475)	(1,513)
Other income (expense), net	41	(895)
Income before provision for income taxes	26,990	14,002
Income tax expense	7,062	4,070
Net income	$19,928	$9,932
Income per common share:
—Basic	$1.19	$0.60
—Diluted	$1.17	$0.59
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,760	16,627
—Diluted	17,045	16,742

Net income	$19,928	$9,932
Other comprehensive income:
Foreign currency translation adjustment	253	87
Other comprehensive income:	253	87
Total comprehensive income	$20,181	$10,019
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	MYR Group Inc. Stockholders’	Noncontrolling
(in thousands)	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Interest	Total

Balance at December 31, 2019	—	16,649	$166	$152,532	$(446)	$212,219	$364,471	$4	$364,475
Net income	—	—	—	—	—	9,932	9,932	—	9,932
Adjustment to adopt ASC 326	—	—	—	—	—	(268)	(268)	—	(268)
Stock issued under compensation plans, net	—	55	—	82	—	—	82	—	82
Stock-based compensation expense	—	—	—	1,080	—	—	1,080	—	1,080
Shares repurchased	—	(20)	—	(241)	—	(185)	(426)	—	(426)
Other comprehensive income	—	—	—	—	87	—	87	—	87
Stock issued - other	—	1	—	24	—	—	24	—	24
Balance at March 31, 2020	$—	16,685	$166	$153,477	$(359)	$221,698	$374,982	$4	$374,986

Balance at December 31, 2020	—	16,734	$167	$158,618	$23	$270,480	$429,288	$4	$429,292
Net income	—	—	—	—	—	19,928	19,928	—	19,928
Stock issued under compensation plans, net	—	123	1	109	—	—	110	—	110
Stock-based compensation expense	—	—	—	1,487	—	—	1,487	—	1,487
Shares repurchased	—	(41)	—	(2,231)	—	(387)	(2,618)	—	(2,618)
Other comprehensive income	—	—	—	—	253	—	253	—	253
Stock issued - other	—	1	—	12	—	—	12	—	12
Balance at March 31, 2021	$—	16,817	$168	$157,995	$276	$290,021	$448,460	$4	$448,464
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(in thousands)	2021	2020

Cash flows from operating activities:
Net income	$19,928	$9,932
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	11,293	10,641
Amortization of intangible assets	578	1,228
Stock-based compensation expense	1,487	1,080
Deferred income taxes	(47)	236
Gain on sale of property and equipment	(683)	(1,050)
Other non-cash items	529	(305)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	12,592	38,089
Contract assets, net	(6,991)	(7,467)
Receivable for insurance claims in excess of deductibles	802	(754)
Other assets	15,314	5,195
Accounts payable	29,198	(18,091)
Contract liabilities	(18,087)	(4,697)
Accrued self insurance	(285)	(77)
Other liabilities	(6,238)	1,283
Net cash flows provided by operating activities	59,390	35,243
Cash flows from investing activities:
Proceeds from sale of property and equipment	651	870
Purchases of property and equipment	(7,031)	(9,138)
Net cash flows used in investing activities	(6,380)	(8,268)
Cash flows from financing activities:
Net repayments under revolving lines of credit	—	(2,263)
Payment of principal obligations under equipment notes	—	(2,177)
Payment of principal obligations under finance leases	(273)	(312)
Proceeds from exercise of stock options	110	82
Repurchase of common shares	(2,618)	(425)
Other financing activities	12	23
Net cash flows used in financing activities	(2,769)	(5,072)
Effect of exchange rate changes on cash	160	(303)
Net increase in cash and cash equivalents	50,401	21,600
Cash and cash equivalents:
Beginning of period	22,668	12,397
End of period	$73,069	$33,997
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
Basis of Presentation
Interim Consolidated Financial Information
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income, stockholders’ equity and cash flows with respect to the interim consolidated financial statements, have been included. The consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements as of that date. The results of operations and comprehensive income are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 3, 2021 (the "2020 Annual Report").

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
The Company is the majority controlling interest in a joint venture. As a result, the Company has consolidated the carrying value of the joint ventures’ assets and liabilities and results of operations in the Company’s consolidated financial statements. The equity owned by the other joint venture partners has been recorded as noncontrolling interest in the Company’s consolidated balance sheets, consolidated statements of stockholders’ equity, and their portions, if material, of net income (loss) and other comprehensive income shown as net income or other comprehensive income attributable to noncontrolling interest in the Company’s consolidated statements of operations and other comprehensive income. Additionally, the joint venture associated with the Company’s noncontrolling interest is a partnership, and consequently, the tax effect of only the Company’s share of the joint venture income is recognized by the Company. The majority controlled joint venture made no distributions to its partners, and the Company made no capital contributions to the joint venture, during the three months ended March 31, 2021. Additionally, there have been no changes in ownership during the three months ended March 31, 2021. The project associated with this joint venture was substantially completed in 2019.
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and ineffective long-term monetary assets and liabilities are recorded in the “other income, net” line on the Company’s consolidated statements of operations. Foreign currency losses and gains, recorded in other income, net, for the three months ended March 31, 2021 and 2020 were not significant. Effective foreign currency transaction gains and losses, arising primarily from long-term monetary assets and liabilities, are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
As of March 31, 2021 and 2020, the Company had recognized revenues of $14.0 million and $36.4 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended March 31, 2021, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.1%, which resulted in increases in operating income of $0.6 million, net income of $0.4 million and diluted earnings per common share of $0.02.
During the three months ended March 31, 2020, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.1%. These changes in estimates did not have a significant impact to consolidated operating income, net income or diluted earnings per common share.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The Company adopted this ASU in January 2021 and there was no effect on the consolidated financial statements or disclosures.
2. Contract Assets and Liabilities
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
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.4 million as of March 31, 2021 and December 31, 2020.
Contract assets consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020	Change

Unbilled revenue, net	$108,268	$97,543	$10,725
Contract retainages, net	84,615	88,260	(3,645)
Contract assets, net	$192,883	$185,803	$7,080

The Company’s consolidated balance sheets present contract liabilities which contain deferred revenue and an accrual for contracts in a loss provision.
Contract liabilities consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020	Change

Deferred revenue	$138,180	$155,570	$(17,390)
Accrued loss provision	2,134	2,826	(692)
Contract liabilities	$140,314	$158,396	$(18,082)
The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	March 31, 2021	December 31, 2020	Change

Contract assets, net	$192,883	$185,803	$7,080
Contract liabilities	(140,314)	(158,396)	18,082
Net contract assets (liabilities)	$52,569	$27,407	$25,162
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $41.4 million for the three months ended March 31, 2021 and $25.7 million for the three months ended March 31, 2020. This revenue consists primarily of work performed on previous billings to customers.
The net asset position for contracts in process consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020

Costs and estimated earnings on uncompleted contracts	$3,705,959	$3,921,376
Less: billings to date	3,735,871	3,979,403
	$(29,912)	$(58,027)
The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

(in thousands)	March 31, 2021	December 31, 2020

Unbilled revenue	$108,268	$97,543
Deferred revenue	(138,180)	(155,570)
	$(29,912)	$(58,027)

3. Lease Obligations
From time-to-time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to six years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At March 31, 2021, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.
The following is a summary of the lease-related assets and liabilities recorded:

		March 31, 2021	December 31, 2020
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$21,724	$22,291
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	140	390
Total right-of-use lease assets		$21,864	$22,681

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$6,986	$6,612
Finance lease obligations	Current portion of finance lease obligations	53	318
Total current obligations		7,039	6,930
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	14,787	15,730
Total non-current obligations		14,787	15,730
Total lease obligations		$21,826	$22,660
The following is a summary of the lease terms and discount rates:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term - finance leases	0.2 years	0.4 years
Weighted-average remaining lease term - operating leases	3.2 years	3.4 years
Weighted-average discount rate - finance leases	2.6%	2.6%
Weighted-average discount rate - operating leases	3.9%	3.9%

The following is a summary of certain information related to the lease costs for finance and operating leases:

(in thousands)	Three months ended March 31,
	2021	2020
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$189	$249
Interest on lease liabilities	3	11
Operating lease cost	2,486	2,231
Variable lease costs	76	71
Total lease cost	$2,754	$2,562
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Three months ended March 31,
(in thousands)	2021	2020
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,540	$2,069
Right-of-use asset obtained in exchange for new operating lease obligations	$1,502	$3,024
The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under financial leases, less interest, and under operating leases, less imputed interest, as of March 31, 2021 were as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations

Remainder of 2021	$53	$7,083	$7,136
2022	—	8,036	8,036
2023	—	5,736	5,736
2024	—	2,968	2,968
2025	—	1,132	1,132
2026	—	796	796
Thereafter	—	—	—
Total minimum lease payments	53	25,751	25,804
Financing component	—	(3,978)	(3,978)
Net present value of minimum lease payments	53	21,773	21,826
Less: current portion of finance and operating lease obligations	(53)	(6,986)	(7,039)
Long-term finance and operating lease obligations	$—	$14,787	$14,787
The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at market rental rates. As of March 31, 2021, the minimum lease payments required under these leases totaled $3.0 million, which are due over the next 3.3 years.

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
As of March 31, 2021 and December 31, 2020, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of March 31, 2021 and December 31, 2020, the fair values of the Company’s long-term debt and finance lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at March 31, 2021 and December 31, 2020, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s finance lease obligations also approximated fair value.
5. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

(dollar amounts in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of March 31, 2021	Outstanding Balance as of December 31, 2020

Credit Agreement
Revolving loans	9/13/2019	Variable	Variable	5	$—	$—

Equipment Notes
Equipment Note 6	6/25/2019	2.89%	Semi-annual	7	12,896	12,896
Equipment Note 7	6/24/2019	3.09%	Semi-annual	5	6,980	6,980
Equipment Note 8	12/27/2019	2.75%	Semi-annual	5	5,513	5,513
Equipment Note 9	12/24/2019	3.01%	Semi-annual	7	4,031	4,031
					29,420	29,420
Total debt					29,420	29,420
Less: current portion of long-term debt					(4,381)	(4,381)
Long-term debt					$25,039	$25,039
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
Under the Credit Agreement, the Company is subject to certain financial covenants and is limited to a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of March 31, 2021.
As of March 31, 2021, the Company had no debt outstanding under the Facility and letters of credit outstanding under the Facility of approximately $12.3 million, all of which was related to the Company's payment obligation under its insurance programs.
As of December 31, 2020, the Company had no debt outstanding under the Facility and letters of credit outstanding under the Facility of approximately $10.4 million, including $9.8 million related to the Company's payment obligation under its insurance programs and approximately $0.6 million related to contract performance obligations.
The Company had remaining deferred debt issuance costs totaling $1.1 million as of March 31, 2021, related to the line of credit. As permitted, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.
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

As of March 31, 2021, the Company had four Equipment Notes outstanding under the Master Loan Agreements that are collateralized by equipment and vehicles owned by the Company. The following table sets forth our remaining principal payments for the Company’s outstanding Equipment Notes as of March 31, 2021:

(in thousands)	Future Equipment Notes Principal Payments

Remainder of 2021	$4,381
2022	4,511
2023	4,645
2024	7,102
2025	2,189
2026	6,592
Thereafter	—
Total future principal payments	$29,420
Less: current portion of equipment notes	(4,381)
Long-term principal obligations	$25,039

6. Revenue Recognition
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
Historically, fixed-price and unit-price contracts have had the highest potential margins; however, they have had a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have historically had less margin upside, but generally have had a lower risk of cost overruns. The Company also provides services under master service agreements (“MSAs”) and other variable-term service agreements. MSAs normally cover maintenance, upgrade and extension services, as well as new construction. Work performed under MSAs is typically billed on a unit-price, time-and-materials or time-and-equipment basis. MSAs are typically one to three years in duration; however, most of the Company’s contracts, including MSAs, may be terminated by the customer on short notice, typically 30 to 90 days, even if the Company is not in default under the contract. Under MSAs, customers generally agree to use the Company for certain services in a specified geographic region. Most MSAs include no obligation for the contract counterparty to assign specific volumes of work to the Company and do not require the counterparty to use the Company exclusively, although in some cases the MSA contract gives the Company a right of first refusal for certain work. Additional information related to the Company’s market types is provided in Note 10–Segment Information.

The components of the Company’s revenue by contract type for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31, 2021
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$151,931	48.2%	$227,709	82.0%	$379,640	64.1%
Unit price	85,269	27.1	18,431	6.6	103,700	17.5
T&E	70,278	22.3	14,382	5.2	84,660	14.3
Other	7,430	2.4	17,056	6.2	24,486	4.1
	$314,908	100.0%	$277,578	100.0%	$592,486	100.0%

	Three months ended March 31, 2020
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$121,002	46.7%	$218,539	84.3%	$339,541	65.5%
Unit price	63,310	24.4	18,076	7.0	81,386	15.7
T&E	68,051	26.2	15,802	6.1	83,853	16.2
Other	6,907	2.7	6,783	2.6	13,690	2.6
	$259,270	100.0%	$259,200	100.0%	$518,470	100.0%
The components of the Company’s revenue by market type for the three months ended March 31, 2021 and 2020 were as follows:

	Three months ended March 31, 2021			Three months ended March 31, 2020
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$211,227	35.7%	T&D	$171,566	33.1%	T&D
Distribution	103,681	17.5	T&D	87,704	16.9	T&D
Electrical construction	277,578	46.8	C&I	259,200	50.0	C&I
Total revenue	$592,486	100.0%		$518,470	100.0%
Remaining Performance Obligations
As of March 31, 2021, the Company had $1.53 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.
The following table summarizes the amount of remaining performance obligations as of March 31, 2021 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months.

	Remaining Performance Obligations at March 31, 2021
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total at December 31, 2020

T&D	$584,421	$152,951	$645,422
C&I	940,758	190,950	889,596
Total	$1,525,179	$343,901	$1,535,018

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
7. Income Taxes
The U.S. federal statutory tax rate was 21% for each of the three months ended March 31, 2021 and 2020. The Company’s effective tax rate for the three months ended March 31, 2021 was 26.2% of pretax income compared to the effective tax rate for the three months ended March 31, 2020 of 29.1%.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended March 31, 2021 was primarily due to state income taxes and foreign earnings and the associated impact of the global intangible low tax income (“GILTI”) and other permanent difference items, partially offset by a favorable impact from stock compensation excess tax benefits.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended March 31, 2020, was primarily due to state income taxes and excess tax expense pertaining to the vesting of stock awards related to the Company’s stock compensation program along with foreign earnings and the associated impact of GILTI.
The Company had unrecognized tax benefits of approximately $0.4 million as of March 31, 2021 and December 31, 2020, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.
The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three months ended March 31, 2021 and 2020.
The Company is subject to taxation in various jurisdictions. The Company’s 2017 through 2019 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2016 through 2019.
8. Commitments and Contingencies
Purchase Commitments
As of March 31, 2021, the Company had approximately $18.0 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur over the next nine months.
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
The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the deductible is included in current and long-term assets in the Company’s consolidated balance sheets.

Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of March 31, 2021, an aggregate of approximately $1.20 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $632.8 million as of March 31, 2021.
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
9. Stock-Based Compensation
The Company maintains two equity compensation plans under which stock-based compensation has been granted: the 2017 Long-Term Incentive Plan (which was amended and restated as of April 23, 2020) (the “LTIP”) and the 2007 Long-Term Incentive Plan (as amended) (the “2007 Plan”). Upon the adoption of the original LTIP in 2017, awards were no longer granted under the 2007 Plan. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) restricted stock units, (f) performance share awards, (g) phantom stock units, (h) stock bonuses, (i) dividend equivalents, and (j) any combination of such grants.

The Company has outstanding grants of time-vested stock awards in the form of restricted stock units. During the three months ended March 31, 2021, the Company granted time-vested stock awards covering 47,956 shares of common stock under the LTIP, which vest ratably over three years, at a weighted average grant date fair value of $66.38. During the three months ended March 31, 2021, time-vested stock awards covering 40,662 shares of common stock vested at a weighted average grant date fair value of $32.02.
During the three months ended March 31, 2021, the Company granted 42,091 performance share awards under the LTIP at target, which will cliff vest, if earned, on December 31, 2023, at a weighted average grant date fair value of $80.11. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares granted, based upon the Company’s performance compared to certain metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to targets, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards granted cliff vest following the performance period if the stated performance targets and minimum service requirements are attained and are paid in shares of the Company’s common stock.
During the three months ended March 31, 2021, plan participants exercised options to purchase 5,102 shares of the Company’s common stock with a weighted average exercise price of $21.71.
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
10. Segment Information
MYR Group is a holding company of specialty contractors serving electrical utility infrastructure and commercial construction markets in the United States and western Canada. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which include safety costs, professional fees, IT expenses and management fees. The accounting policies of the segments are the same as those described in the Note 1– Organization, Business and Significant Accounting Policies to the 2020 Annual Report.
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

The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended March 31,
(in thousands)	2021	2020

Contract revenues:
T&D	$314,908	$259,270
C&I	277,578	259,200
	$592,486	$518,470
Income from operations:
T&D	$28,673	$17,964
C&I	14,272	9,312
General Corporate	(15,534)	(10,868)
	$27,411	$16,408
For the three months ended March 31, 2021 and 2020, contract revenues attributable to the Company’s Canadian operations were $17.7 million and $18.1 million, respectively, predominantly in the C&I segment.
11. Earnings Per Share
The Company computes earnings per share using the treasury stock method. Under the treasury stock method, basic earnings per share are computed by dividing net income available to stockholders by the weighted average number of common shares outstanding during the period, and diluted earnings per share are computed by dividing net income available to stockholders by the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.
Net income and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended March 31,
(in thousands, except per share data)	2021	2020

Numerator:
Net income	$19,928	$9,932

Denominator:
Weighted average common shares outstanding	16,760	16,627
Weighted average dilutive securities	285	115
Weighted average common shares outstanding, diluted	17,045	16,742

Income per common share:
Basic	$1.19	$0.60
Diluted	$1.17	$0.59
For the three months ended March 31, 2021 and 2020, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s unvested time-vested stock awards were included in the computation of weighted average dilutive securities.

The following table summarizes the shares of common stock underlying the Company’s unvested time-vested stock awards and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended March 31,
(in thousands)	2021	2020

Time-vested stock awards	48	—
Performance awards	42	30
12. Subsequent Event
On April 13, 2021, the Company prepaid its $7.0 million Equipment Note 7 using cash on hand. This prepayment included an insignificant amount of accrued interest and there was no associated prepayment penalty.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and with our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein under the captions “Cautionary Statement Concerning Forward-Looking Statements and Information” and “Risk Factors,” as well as in the 2020 Annual Report. We assume no obligation to update any of these forward-looking statements.
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
We have operated in the transmission and distribution industry since 1891. We are one of the largest U.S. contractors servicing the T&D sector of the electric utility industry and provide T&D services throughout the United States and western Canada. Our T&D customers include many of the leading companies in the electric utility industry. We have also provided electrical contracting services for commercial and industrial construction since 1912. Our C&I segment provides services in the United States and in western Canada. Our C&I customers include facility owners and general contractors.
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
We had consolidated revenues for the three months ended March 31, 2021 of $592.5 million, of which 53.2% was attributable to our T&D customers and 46.8% was attributable to our C&I customers. Our consolidated revenues for the three months ended March 31, 2020 were $518.5 million. For the three months ended March 31, 2021, our net income and EBITDA(1) were $19.9 million and $39.3 million, respectively, compared to $9.9 million and $27.4 million, respectively, for the three months ended March 31, 2020.
We believe that the proposed legislative actions may positively impact long-term demand, particularly in connection with electric power infrastructure, transportation and renewable energy spending. We are hopeful that proposed legislative actions will provide greater opportunity in both of our reporting segments.
We also believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new sources of renewable generation. Consequently, we anticipate that we will continue to see significant bidding activity on large transmission projects over the next two years. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in the remainder of 2021 will not likely occur until 2022. Bidding and construction activity for small to medium-size transmission projects and upgrades remain active, and we expect this trend to continue, primarily due to reliability and economic drivers.
(1) EBITDA is a non-GAAP measure. Refer to “Non-GAAP Measure—EBITDA” for a discussion of this measure.

As a result of reduced spending by United States utilities on their distribution systems for several years, we believe there is a need for sustained investment by utilities in their distribution systems to properly maintain or meet reliability requirements. In 2021, we continue to see increased bidding activity in some of our electric distribution markets, as economic conditions improved in those areas. We believe the increased hurricane activity over the past several years and recent destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and staffing constraints. We believe electric utility employee retirements could increase with further economic recovery, which may result in an increase in outsourcing opportunities. We expect to see an incremental increase in distribution opportunities in the United States in 2021, depending on the ultimate U.S. economic recovery from the COVID-19 pandemic.
We expect C&I bidding opportunities to continue to be impacted by the ongoing COVID-19 pandemic and market uncertainty could contribute to an overall deceleration in projects coming out to bid. Recovery of the C&I market will be heavily dependent on the timing and pace of the Unites States and Canada economic recoveries. We believe that the primary markets we serve may be somewhat less vulnerable to economic slowing, such as health care, transportation, data centers, warehousing, renewable energy and water projects. We are hopeful that the service industry and small project market could quickly rebound as pent-up demand will need to be addressed.
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
We strive to maintain our status as a preferred provider to our T&D and C&I customers. In an effort to support our growth strategy and maximize stockholder returns, we seek to efficiently manage our capital. We continue to implement strategies that further expand our capabilities and allow opportunities to provide prudent capital returns. We ended the first quarter of 2021 with $362.7 million available under our credit facility. We believe that our financial position, positive cash flows and other operational strengths will enable us to manage the challenges and uncertainties in the markets we serve, and give us the flexibility to successfully execute our strategies. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
The difference between our backlog and remaining performance obligations is due to the exclusion of a portion of our master service agreements under certain contract types from our remaining performance obligations as these contracts can be canceled for convenience at any time by us or the customer without considerable cost incurred by the customer. Our estimated backlog also includes our proportionate share of unconsolidated joint venture contracts. Additional information related to our remaining performance obligations is provided in Note 6–Revenue Recognition in the accompanying notes to our Consolidated Financial Statements.

Our backlog was $1.64 billion at March 31, 2021, compared to $1.65 billion at December 31, 2020 and $1.54 billion at March 31, 2020. Our backlog at March 31, 2021 decreased 0.4% from December 31, 2020. Backlog in the T&D segment decreased $59.4 million and C&I backlog increased $53.3 million compared to December 31, 2020. Our backlog as of March 31, 2021 included our proportionate share of joint venture backlog totaling $19.2 million, compared to $24.8 million at December 31, 2020.
The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at March 31, 2021
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2020

T&D	$694,485	$152,951	$753,932
C&I	948,753	190,950	895,524
Total	$1,643,238	$343,901	$1,649,456

Project Bonding Requirements and Parent Guarantees
A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our sureties for claims against our surety bonds. As of March 31, 2021, we had approximately $1.20 billion in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $632.8 million as of March 31, 2021.
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

Consolidated Results of Operations
The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2021		2020
(dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues	$592,486	100.0%	$518,470	100.0%
Contract costs	515,533	87.0	456,838	88.1
Gross profit	76,953	13.0	61,632	11.9
Selling, general and
administrative expenses	49,647	8.4	45,046	8.7
Amortization of intangible assets	578	0.1	1,228	0.2
Gain on sale of property and equipment	(683)	(0.1)	(1,050)	(0.2)
Income from operations	27,411	4.6	16,408	3.2
Other income (expense):
Interest income	13	—	2	—
Interest expense	(475)	(0.1)	(1,513)	(0.3)
Other income (expense), net	41	—	(895)	(0.2)
Income before provision for income taxes	26,990	4.5	14,002	2.7
Income tax expense	7,062	1.1	4,070	0.8
Net income	$19,928	3.4%	$9,932	1.9%
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Revenues. Revenues were $592.5 million for the three months ended March 31, 2021 compared to $518.5 million for the three months ended March 31, 2020. The increase of $74.0 million, or 14.3%, was primarily due to an increase in revenue on large-sized T&D projects as well as an increase in revenue on medium-sized C&I projects. Additionally, revenues during the three months ended March 31, 2020 were negatively impacted by a slight slowdown of C&I work in certain geographic areas related to the COVID-19 pandemic.
Gross margin. Gross margin was 13.0% for the three months ended March 31, 2021 compared to 11.9% for the three months ended March 31, 2020. The increase in gross margin was primarily due to better-than-anticipated productivity on certain projects and a favorable job close-out. These improvements were partially offset by inclement weather experienced on a project, unfavorable pending change order adjustments on certain projects and labor inefficiencies on certain projects. Changes in estimates of gross profit on certain projects resulted in a gross margin increase of 0.1% for each of the three months ended March 31, 2021 and 2020.
Gross profit. Gross profit was $77.0 million for the three months ended March 31, 2021 compared to $61.6 million for the three months ended March 31, 2020. The increase of $15.4 million, or 24.9%, was due to higher revenues and margins.
Selling, general and administrative expenses. Selling, general and administrative expenses was $49.6 million for the three months ended March 31, 2021 compared to $45.0 million for the three months ended March 31, 2020. The period-over-period increase of $4.6 million was primarily due to an increase in employee incentive compensation costs and an increase in contingent compensation expense related to a prior acquisition.
Gain on sale of property and equipment. Gains from the sale of property and equipment for the three months ended March 31, 2021 were $0.7 million compared to $1.1 million for the three months ended March 31, 2020. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $0.5 million for the three months ended March 31, 2021 compared to $1.5 million for the three months ended March 31, 2020. The period-over-period decrease of $1.0 million was primarily due to the decrease in our outstanding debt during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
Income tax expense. Income tax expense was $7.1 million for the three months ended March 31, 2021, with an effective tax rate of 26.2%, compared to the expense of $4.1 million for the three months ended March 31, 2020, with an effective tax rate of 29.1%. The decrease in the tax rate for the three months ended March 31, 2021 was primarily due to a favorable impact from stock compensation excess tax benefits.
Net income. Net income was $19.9 million for the three months ended March 31, 2021 compared to $9.9 million for the three months ended March 31, 2020. The increase was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended March 31,
	2021		2020
(dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$314,908	53.2%	$259,270	50.0%
Commercial & Industrial	277,578	46.8	259,200	50.0
Total	$592,486	100.0%	$518,470	100.0%
Operating income (loss):
Transmission & Distribution	$28,673	9.1%	$17,964	6.9%
Commercial & Industrial	14,272	5.1	9,312	3.6
Total	42,945	7.2	27,276	5.3
General Corporate	(15,534)	(2.6)	(10,868)	(2.1)
Consolidated	$27,411	4.6%	$16,408	3.2%
Transmission & Distribution
Revenues for our T&D segment for the three months ended March 31, 2021 were $314.9 million compared to $259.3 million for the three months ended March 31, 2020, an increase of $55.6 million, or 21.5%. The increase in revenue was primarily related to an increase in revenue on large-sized projects.
Revenues from transmission projects represented 67.1% and 66.2% of T&D segment revenue for the three months ended March 31, 2021 and 2020, respectively. Additionally, for the three months ended March 31, 2021, measured by revenue in our T&D segment, we provided 48.2% of our T&D services under fixed-price contracts, as compared to 46.7% for the three months ended March 31, 2020.
Operating income for our T&D segment for the three months ended March 31, 2021 was $28.7 million, an increase of $10.7 million, or 59.6%, from the three months ended March 31, 2020. The increase in T&D operating income from the prior year was primarily due to higher revenues, better-than-anticipated productivity on certain projects and a favorable job close-out. These increases were partially offset by inclement weather experienced on a project. As a percentage of revenues, operating income for our T&D segment was 9.1% for the three months ended March 31, 2021 compared to 6.9% for the three months ended March 31, 2020.

Commercial & Industrial
Revenues for our C&I segment for the three months ended March 31, 2021 were $277.6 million compared to $259.2 million for the three months ended March 31, 2020, an increase of $18.4 million, or 7.1%, primarily due to an increase in revenue on medium-sized projects. Additionally, revenues during the three months ended March 31, 2020 were negatively impacted by a slight slowdown of work in certain geographic areas related to the COVID-19 pandemic. Measured by revenue in our C&I segment, we provided 82.0% of our services under fixed-price contracts for the three months ended March 31, 2021, compared to 84.3% for the three months ended March 31, 2020.
Operating income for our C&I segment for the three months ended March 31, 2021 was $14.3 million, an increase of $5.0 million, over the three months ended March 31, 2020. The period-over-period increase in operating income was due to higher revenues and better-than-anticipated productivity on certain projects. These increases were partially offset by unfavorable pending change order adjustments on certain projects and labor inefficiencies on certain projects. As a percentage of revenues, operating income for our C&I segment was 5.1% for the three months ended March 31, 2021 compared to 3.6% for the three months ended March 31, 2020.
Non-GAAP Measure—EBITDA
We define EBITDA, a performance measure used by management, as net income plus net income from noncontrolling interest, interest expense net of interest income, provision for income taxes and depreciation and amortization. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. We believe that EBITDA is useful to investors and other external users of our Consolidated Financial Statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, useful lives placed on assets, capital structure and the method by which assets were acquired. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from, the presentation of EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations.
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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended March 31,
(in thousands)	2021	2020

Net income	19,928	9,932
Add:
Interest expense, net	462	1,511
Income tax expense	7,062	4,070
Depreciation & amortization	11,871	11,869
EBITDA	$39,323	$27,382
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
The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended March 31,
(in thousands)	2021	2020

Provided By Operating Activities:
Net cash flows provided by operating activities	$59,390	$35,243
Add/(subtract):
Changes in operating assets and liabilities	(26,305)	(13,481)
Adjustments to reconcile net income to net cash flows provided by operating activities	(13,157)	(11,830)
Depreciation & amortization	11,871	11,869
Income tax expense	7,062	4,070
Interest expense, net	462	1,511
EBITDA	$39,323	$27,382

Liquidity and Capital Resources
As of March 31, 2021, we had working capital of $217.5 million. We define working capital as current assets less current liabilities. During the three months ended March 31, 2021, operating activities of our business provided net cash of $59.4 million, compared to $35.2 million of cash provided for the three months ended March 31, 2020. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The $24.1 million year-over-year increase in cash provided by operating activities was primarily due to favorable net changes in operating assets and liabilities of $12.8 million and an increase in net income of $10.0 million. The favorable change in operating assets and liabilities was primarily due to the net favorable year-over-year increases in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $8.9 million and an unfavorable change of $7.5 million in other liabilities. The increase in cash provided by working capital accounts, primarily related to construction activities, was primarily due to favorable changes in contract assets and contract liabilities due to the timing of billings and payments under our contracts. The unfavorable change of $7.5 million in other liabilities was primarily due to higher bonus accruals and the timing of employee related wage and tax payments.
In the three months ended March 31, 2021, we used net cash of $6.4 million in investing activities of consisting of $7.0 million for capital expenditures, partially offset by $0.7 million of proceeds from the sale of equipment.
In the three months ended March 31, 2021, financing activities used net cash of $2.8 million, consisting primarily of share repurchases of $2.6 million, all of which represented shares surrendered to satisfy tax obligations under our stock compensation programs.
We anticipate that our borrowing availability of $362.7 million at March 31, 2021 under our revolving line of credit and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, share repurchases, and $25.2 million of remaining payroll tax deferrals provided under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") which will be paid within the next two years. Although we believe that we have adequate cash and borrowing capacity to meet our liquidity needs, any large projects or acquisitions may require additional capital. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
Under the Credit Agreement, we are subject to certain financial covenants and are limited to a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. We were in compliance with all of the financial covenants under the Credit Agreement as of March 31, 2021.
We had no debt outstanding under the Facility as of March 31, 2021 and December 31, 2020, and letters of credit outstanding of approximately $12.3 million and $10.4 million as of March 31, 2021 and December 31, 2020, respectively.
Equipment Notes
We have entered into multiple Master Loan Agreements with multiple banks. The Master Loan Agreements may be used for financing of equipment between us and the lending banks pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.
As of March 31, 2021, we had four executed and outstanding Equipment Notes that are collateralized by equipment and vehicles owned by us. The outstanding balance of these Equipment Notes was $29.4 million as of March 31, 2021 and December 31, 2020.
On April 13, 2021, the we prepaid our $7.0 million Equipment Note 7 using cash on hand. This prepayment included an insignificant amount of accrued interest and there was no associated prepayment penalty.
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
For a discussion regarding off-balance sheet transactions, please refer to Note 8–Commitments and Contingencies in the accompanying notes to our Consolidated Financial Statements.
Concentration of Credit Risk
We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2021 and 2020, none of our customers individually exceeded 10% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
New Accounting Pronouncements
For a discussion regarding new accounting pronouncements, please refer to Note 1–Organization, Business and Basis of Presentation—Recent Accounting Pronouncements in the accompanying notes to our Consolidated Financial Statements.

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our 2020 Annual Report.
Cautionary Statement Concerning Forward-Looking Statements and Information
We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.
Statements in this Quarterly Report on Form 10-Q contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should”, "unlikely,” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict, and many of which are beyond our control. In addition, many of these risks, contingencies and uncertainties are currently amplified by, and may continue to be amplified by, the COVID-19 pandemic. These and other important factors, including those discussed under the caption “Forward-Looking Statements” and in Item 1A. “Risk Factors” in our 2020 Annual Report, and in any risk factors or cautionary statements contained in our other filings with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.
These risks, contingencies and uncertainties include, but are not limited to, the following:
•Our operating results may vary significantly from period to period.
•Our industry is highly competitive.
•Negative economic and market conditions may adversely impact our customers’ future spending and, as a result, our operations and growth.
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
•We may be unable to attract and retain qualified personnel.
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

•Changes in tax laws or our interpretations of tax laws could materially impact our income tax liabilities.
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
•COVID-19 may have an adverse impact on our business, employees, liquidity, financial condition, results of operations and cash flows.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2021, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the three months ended March 31, 2021 and 2020, including instruments for trading, hedging or speculating on changes in interest rates or commodity prices of materials used in our business.
Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, federal funds effective rate, the NYFRB overnight bank funding rate, CDOR, and LIBOR. If the prime rate, Canadian prime rate, federal funds effective rate, the NYFRB overnight bank funding rate, CDOR, or LIBOR rises, any interest payment obligations would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of March 31, 2021, we did not have any borrowings under our Facility.
Borrowings under our Equipment Notes are at fixed rates established on the date the respective Equipment Note was executed.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For discussion regarding legal proceedings, please refer to Note 8–Commitments and Contingencies—Litigation and Other Legal Matters in the accompanying notes to our Consolidated Financial Statements.
ITEM 1A.    RISK FACTORS
We face a number of risks that could materially and adversely affect our business, employees, liquidity, financial condition, results of operations and cash flows. A discussion of our risk factors can be found in Item 1A. “Risk Factors” in our 2020 Annual Report. As of the date of this filing, there have been no material changes to the risk factors previously discussed in Item 1A. “Risk Factors” in our 2020 Annual Report. An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described in our 2020 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. These risks and uncertainties could adversely affect our business, employees, liquidity, financial condition, results of operations or cash flows and, thus, the value of our common stock and any investment in our company.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuances of Common Stock. On February 25, 2021, 201 unregistered shares of our common stock, valued in the aggregate at $12,000 were issued to a director of the Company who elected to receive a portion of their director retainer fee in stock in lieu of cash. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 for an issuance not involving a public offering.
Purchases of Common Stock. The following table includes all of the Company’s repurchases of common stock for the periods shown. Repurchased shares are retired and returned to authorized but unissued common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2021 - January 31, 2021	—	$—	—	$50,000,000
February 1, 2021 - February 28, 2021	25,448	$61.56	—	$50,000,000
March 1, 2021 - March 31, 2021	15,419	$68.18	—	$50,000,000
Total	40,867	$64.06	—
(1) This column contains repurchases of common stock to satisfy tax obligations on the vesting of restricted stock under the 2017 Long-Term Incentive Plan (as amended).
(2) On October 22, 2020 the Company’s Board of Directors authorized a new $50.0 million share repurchase program effective November 2, 2020. The Company intends to fund the share repurchase program from cash on hand and through borrowings under its credit facility. The new share repurchase program will expire on November 2, 2021, or when the authorized funds are exhausted, whichever is earlier. No shares were repurchased under the program during the three months ended March 31, 2021.

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

MYR GROUP INC. (Registrant)

April 28, 2021	/s/ BETTY R. JOHNSON
Betty R. Johnson Senior Vice President and Chief Financial Officer