Form 10-Q
period 2021-06-30
MYR GROUP INC.
filed 2021-07-28
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 23, 2021, there were 16,867,470 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,322	$22,668
Accounts receivable, net of allowances of $1,980 and $1,696, respectively	396,450	385,938
Contract assets, net of allowances of $339 and $359, respectively	196,873	185,803
Current portion of receivable for insurance claims in excess of deductibles	11,324	11,859
Refundable income taxes	5,844	1,534
Other current assets	12,516	28,882
Total current assets	691,329	636,684
Property and equipment, net of accumulated depreciation of $307,911 and $294,366, respectively	185,018	185,114
Operating lease right-of-use assets	22,413	22,291
Goodwill	66,070	66,065
Intangible assets, net of accumulated amortization of $15,623 and $14,467, respectively	50,223	51,365
Receivable for insurance claims in excess of deductibles	27,274	27,043
Investment in joint ventures	4,580	3,040
Other assets	3,926	4,257
Total assets	$1,050,833	$995,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,550	$4,381
Current portion of operating lease obligations	7,191	6,612
Current portion of finance lease obligations	—	318
Accounts payable	211,975	162,580
Contract liabilities	136,987	158,396
Current portion of accrued self-insurance	25,670	24,395
Other current liabilities	86,506	86,718
Total current liabilities	469,879	443,400
Deferred income tax liabilities	18,831	18,339
Long-term debt	7,235	25,039
Accrued self-insurance	46,030	45,428
Operating lease obligations, net of current maturities	15,211	15,730
Other liabilities	22,018	18,631
Total liabilities	579,204	566,567
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 16,867,470 and 16,734,239 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	168	167
Additional paid-in capital	159,624	158,618
Accumulated other comprehensive income	689	23
Retained earnings	311,144	270,480
Total stockholders’ equity attributable to MYR Group Inc.	471,625	429,288
Noncontrolling interest	4	4
Total stockholders’ equity	471,629	429,292
Total liabilities and stockholders’ equity	$1,050,833	$995,859
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020

Contract revenues	$649,573	$513,051	$1,242,059	$1,031,521
Contract costs	568,551	451,746	1,084,084	908,584
Gross profit	81,022	61,305	157,975	122,937
Selling, general and administrative expenses	51,890	41,199	101,537	86,245
Amortization of intangible assets	578	1,203	1,156	2,431
Gain on sale of property and equipment	(1,111)	(439)	(1,794)	(1,489)
Income from operations	29,665	19,342	57,076	35,750
Other income (expense):
Interest income	15	4	28	6
Interest expense	(678)	(1,315)	(1,153)	(2,828)
Other income (expense), net	80	321	121	(574)
Income before provision for income taxes	29,082	18,352	56,072	32,354
Income tax expense	7,863	4,967	14,925	9,037
Net income	$21,219	$13,385	$41,147	$23,317
Income per common share:
—Basic	$1.26	$0.80	$2.45	$1.40
—Diluted	$1.24	$0.80	$2.41	$1.39
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,854	16,685	16,807	16,656
—Diluted	17,125	16,765	17,093	16,751

Net income	$21,219	$13,385	$41,147	$23,317
Other comprehensive income (loss):
Foreign currency translation adjustment	413	(39)	666	48
Other comprehensive income (loss):	413	(39)	666	48
Total comprehensive income	$21,632	$13,346	$41,813	$23,365
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	MYR Group Inc. Stockholders’	Noncontrolling
(in thousands)	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Interest	Total

Balance at December 31, 2019	—	16,649	$166	$152,532	$(446)	$212,219	$364,471	$4	$364,475
Net income	—	—	—	—	—	9,932	9,932	—	9,932
Adjustment to adopt ASC 326	—	—	—	—	—	(268)	(268)	—	(268)
Stock issued under compensation plans, net	—	55	—	82	—	—	82	—	82
Stock-based compensation expense	—	—	—	1,080	—	—	1,080	—	1,080
Shares repurchased	—	(20)	—	(241)	—	(185)	(426)	—	(426)
Other comprehensive income	—	—	—	—	87	—	87	—	87
Stock issued - other	—	1	—	24	—	—	24	—	24
Balance at March 31, 2020	—	16,685	166	153,477	(359)	221,698	374,982	4	374,986
Net income	—	—	—	—	—	13,385	13,385	—	13,385
Stock issued under compensation plans, net	—	23	1	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	1,093	—	—	1,093	—	1,093
Other comprehensive loss	—	—	—	—	(39)	—	(39)	—	(39)
Stock issued - other	—	1	—	24	—	—	24	—	24
Balance at June 30, 2020	$—	16,709	$167	$154,594	$(398)	$235,083	$389,446	$4	$389,450

Balance at December 31, 2020	—	16,734	$167	$158,618	$23	$270,480	$429,288	$4	$429,292
Net income	—	—	—	—	—	19,928	19,928	—	19,928
Stock issued under compensation plans, net	—	123	1	109	—	—	110	—	110
Stock-based compensation expense	—	—	—	1,487	—	—	1,487	—	1,487
Shares repurchased	—	(41)	—	(2,231)	—	(387)	(2,618)	—	(2,618)
Other comprehensive income	—	—	—	—	253	—	253	—	253
Stock issued - other	—	1	—	12	—	—	12	—	12
Balance at March 31, 2021	—	16,817	168	157,995	276	290,021	448,460	4	448,464
Net income	—	—	—	—	—	21,219	21,219	—	21,219
Stock issued under compensation plans, net	—	60	1	318	—	—	319	—	319
Stock-based compensation expense	—	—	—	1,948	—	—	1,948	—	1,948
Shares repurchased	—	(10)	(1)	(637)	—	(96)	(734)	—	(734)
Other comprehensive income	—	—	—	—	413	—	413	—	413
Balance at June 30, 2021	$—	16,867	$168	$159,624	$689	$311,144	$471,625	$4	$471,629
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(in thousands)	2021	2020

Cash flows from operating activities:
Net income	$41,147	$23,317
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	22,172	21,324
Amortization of intangible assets	1,156	2,431
Stock-based compensation expense	3,435	2,173
Deferred income taxes	481	537
Gain on sale of property and equipment	(1,794)	(1,489)
Other non-cash items	1,370	267
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(10,098)	46,353
Contract assets, net	(10,855)	(7,658)
Receivable for insurance claims in excess of deductibles	304	4,934
Other assets	10,389	7,198
Accounts payable	47,772	(38,342)
Contract liabilities	(21,433)	23,271
Accrued self insurance	1,869	(5,843)
Other liabilities	2,647	19,450
Net cash flows provided by operating activities	88,562	97,923
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,637	1,633
Purchases of property and equipment	(20,997)	(16,938)
Net cash flows used in investing activities	(19,360)	(15,305)
Cash flows from financing activities:
Net repayments under revolving lines of credit	—	(70,423)
Payment of principal obligations under equipment notes	(20,635)	(13,433)
Payment of principal obligations under finance leases	(376)	(616)
Proceeds from exercise of stock options	429	82
Repurchase of common shares	(3,352)	(425)
Other financing activities	12	49
Net cash flows used in financing activities	(23,922)	(84,766)
Effect of exchange rate changes on cash	374	(258)
Net increase in cash and cash equivalents	45,654	(2,406)
Cash and cash equivalents:
Beginning of period	22,668	12,397
End of period	$68,322	$9,991
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
Joint Ventures and Noncontrolling Interests
The Company accounts for investments in joint ventures using the proportionate consolidation method for income statement reporting and under the equity method for balance sheet reporting, unless the Company has a controlling interest causing the joint venture to be consolidated with equity owned by other joint venture partners recorded as noncontrolling interests. Under the proportionate consolidation method, joint venture activity is allocated to the appropriate line items found on the consolidated statements of operations in proportion to the percentage of participation the Company has in the joint venture. Under the equity method the net investment in joint ventures is stated as a single item on the Company’s consolidated balance sheets. If an investment in a joint venture contains a recourse or unfunded commitments to provide additional equity, distributions and/or losses in excess of the investment, a liability is recorded in other current liabilities on the Company’s consolidated balance sheets.

For joint ventures in which the Company does not have a controlling interest, the Company’s share of any profits and assets and its share of any losses and liabilities are recognized based on the Company’s stated percentage partnership interest in the joint venture, and are normally recorded by the Company one month in arrears. The investments in joint ventures are recorded at cost and the carrying amounts are adjusted to recognize the Company’s proportionate share of cumulative income or loss, additional contributions made and dividends and capital distributions received. The Company records the effect of any impairment or any other-than-temporary decrease in the value of the joint venture investment as incurred, which may or may not be one month in arrears, depending on when the Company obtains the joint venture activity information. Additionally, the Company continually assesses the fair value of its investment in unconsolidated joint ventures despite using information that is one month in arrears for regular reporting purposes. The Company includes only its percentage ownership of each joint venture in its backlog.
The Company is the majority controlling interest in a joint venture. As a result, the Company has consolidated the carrying value of the joint ventures’ assets and liabilities and results of operations in the Company’s consolidated financial statements. The equity owned by the other joint venture partners has been recorded as noncontrolling interest in the Company’s consolidated balance sheets, consolidated statements of stockholders’ equity, and their portions, if material, of net income (loss) and other comprehensive income shown as net income or other comprehensive income attributable to noncontrolling interest in the Company’s consolidated statements of operations and other comprehensive income. Additionally, the joint venture associated with the Company’s noncontrolling interest is a partnership, and consequently, the tax effect of only the Company’s share of the joint venture income is recognized by the Company. The majority controlled joint venture made no distributions to its partners, and the Company made no capital contributions to the joint venture, during the three and six months ended June 30, 2021. Additionally, there have been no changes in ownership during the three and six months ended June 30, 2021. The project associated with this joint venture was substantially completed in 2019.
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and ineffective long-term monetary assets and liabilities are recorded in the “other income, net” line on the Company’s consolidated statements of operations. Foreign currency losses, recorded in other income, net, for the six months ended June 30, 2021 were $0.1 million. Foreign currency gains, recorded in other income, net, for the six months ended June 30, 2020 were not significant. Effective foreign currency transaction gains and losses, arising primarily from long-term monetary assets and liabilities, are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
As of June 30, 2021 and 2020, the Company had recognized revenues of $6.0 million and $40.1 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods.

The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended June 30, 2021, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.8%, which resulted in increases in operating income of $5.1 million, net income of $3.6 million and diluted earnings per common share of $0.21. During the six months ended June 30, 2021, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.3%, which resulted in increases in operating income of $3.9 million, net income of $2.7 million and diluted earnings per common share of $0.16.
During the three months ended June 30, 2020, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.2%, which resulted in increases in operating income of $1.2 million, net income of $0.9 million and diluted earnings per common share of $0.05. During the six months ended June 30, 2020, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.1%, which resulted in decreases in operating income of $0.7 million, net income of $0.5 million and diluted earnings per common share of $0.03.
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
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.3 million as of June 30, 2021 and $0.4 million as of December 31, 2020.
Contract assets consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020	Change

Unbilled revenue, net	$105,727	$97,543	$8,184
Contract retainages, net	91,146	88,260	2,886
Contract assets, net	$196,873	$185,803	$11,070
The Company’s consolidated balance sheets present contract liabilities which contain deferred revenue and an accrual for contracts in a loss provision.

Contract liabilities consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020	Change

Deferred revenue	$134,194	$155,570	$(21,376)
Accrued loss provision	2,793	2,826	(33)
Contract liabilities	$136,987	$158,396	$(21,409)
The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	June 30, 2021	December 31, 2020	Change

Contract assets, net	$196,873	$185,803	$11,070
Contract liabilities	(136,987)	(158,396)	21,409
Net contract assets (liabilities)	$59,886	$27,407	$32,479
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $22.3 million and $73.9 million for the three and six months ended June 30, 2021, respectively. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $16.9 million and $43.0 million for the three and six months ended June 30, 2020, respectively. This revenue consists primarily of work performed on previous billings to customers.
The net asset position for contracts in process consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020

Costs and estimated earnings on uncompleted contracts	$3,756,350	$3,921,376
Less: billings to date	3,784,817	3,979,403
	$(28,467)	$(58,027)
The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

(in thousands)	June 30, 2021	December 31, 2020

Unbilled revenue	$105,727	$97,543
Deferred revenue	(134,194)	(155,570)
	$(28,467)	$(58,027)

3. Lease Obligations
From time-to-time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to five years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At June 30, 2021, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.
The following is a summary of the lease-related assets and liabilities recorded:

		June 30, 2021	December 31, 2020
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$22,413	$22,291
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	9	390
Total right-of-use lease assets		$22,422	$22,681

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$7,191	$6,612
Finance lease obligations	Current portion of finance lease obligations	—	318
Total current obligations		7,191	6,930
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	15,211	15,730
Total non-current obligations		15,211	15,730
Total lease obligations		$22,402	$22,660
The following is a summary of the lease terms and discount rates:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term - finance leases	0.1 years	0.4 years
Weighted-average remaining lease term - operating leases	3.2 years	3.4 years
Weighted-average discount rate - finance leases	3.1%	2.6%
Weighted-average discount rate - operating leases	3.9%	3.9%

The following is a summary of certain information related to the lease costs for finance and operating leases:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$186	$247	$375	$497
Interest on lease liabilities	1	9	3	20
Operating lease cost	2,469	2,296	4,955	4,563
Variable lease costs	78	76	156	153
Total lease cost	$2,734	$2,628	$5,489	$5,233
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Six months ended June 30,
(in thousands)	2021	2020
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,069	$4,335
Right-of-use asset obtained in exchange for new operating lease obligations	$4,387	$5,111
The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets under operating leases, less imputed interest, as of June 30, 2021 were as follows:

(in thousands)	Operating Lease Obligations

Remainder of 2021	$5,052
2022	8,819
2023	6,482
2024	3,601
2025	1,634
2026	962
Thereafter	—
Total minimum lease payments	26,550
Financing component	(4,148)
Net present value of minimum lease payments	22,402
Less: current portion of finance and operating lease obligations	(7,191)
Long-term finance and operating lease obligations	$15,211
The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value. As of June 30, 2021, the Company had no outstanding finance lease obligations.
Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at market rental rates. As of June 30, 2021, the minimum lease payments required under these leases totaled $2.7 million, which are due over the next 3.0 years.

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
As of June 30, 2021 and December 31, 2020, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of June 30, 2021 and December 31, 2020, the fair values of the Company’s long-term debt and finance lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at June 30, 2021 and December 31, 2020, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s finance lease obligations also approximated fair value.
5. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

(dollar amounts in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of June 30, 2021	Outstanding Balance as of December 31, 2020

Credit Agreement
Revolving loans	9/13/2019	Variable	Variable	5	$—	$—

Equipment Notes
Equipment Note 6	6/25/2019	2.89%	Semi-annual	7	—	12,896
Equipment Note 7	6/24/2019	3.09%	Semi-annual	5	—	6,980
Equipment Note 8	12/27/2019	2.75%	Semi-annual	5	5,011	5,513
Equipment Note 9	12/24/2019	3.01%	Semi-annual	7	3,774	4,031
					8,785	29,420
Total debt					8,785	29,420
Less: current portion of long-term debt					(1,550)	(4,381)
Long-term debt					$7,235	$25,039
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
Under the Credit Agreement, the Company is subject to certain financial covenants and is limited to a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of June 30, 2021.
As of June 30, 2021, the Company had no debt outstanding under the Facility and letters of credit outstanding under the Facility of approximately $12.3 million, which are almost entirely related to the Company's payment obligation under its insurance programs.
As of December 31, 2020, the Company had no debt outstanding under the Facility and letters of credit outstanding under the Facility of approximately $10.4 million, including $9.8 million related to the Company's payment obligation under its insurance programs and approximately $0.6 million related to contract performance obligations.
The Company had remaining deferred debt issuance costs totaling $1.0 million as of June 30, 2021, related to the line of credit. As permitted, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.
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

As of June 30, 2021, the Company had two Equipment Notes outstanding under the Master Loan Agreements that are collateralized by equipment and vehicles owned by the Company. The following table sets forth our remaining principal payments for the Company’s outstanding Equipment Notes as of June 30, 2021:

(in thousands)	Future Equipment Notes Principal Payments

Remainder of 2021	$770
2022	1,572
2023	1,617
2024	2,962
2025	583
2026	1,281
Thereafter	—
Total future principal payments	$8,785
Less: current portion of equipment notes	(1,550)
Long-term principal obligations	$7,235

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

The components of the Company’s revenue by contract type for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30, 2021
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$157,439	48.2%	$259,218	80.3%	$416,657	64.1%
Unit price	89,953	27.5	18,483	5.7	108,436	16.7
T&E	73,099	22.4	18,138	5.6	91,237	14.1
Other	6,340	1.9	26,903	8.4	33,243	5.1
	$326,831	100.0%	$322,742	100.0%	$649,573	100.0%

	Three months ended June 30, 2020
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$126,350	45.7%	$187,662	79.4%	$314,012	61.2%
Unit price	84,629	30.6	19,047	8.1	103,676	20.2
T&E	61,632	22.3	21,752	9.2	83,384	16.3
Other	4,148	1.4	7,831	3.3	11,979	2.3
	$276,759	100.0%	$236,292	100.0%	$513,051	100.0%
The components of the Company’s revenue by contract type for the six months ended June 30, 2021 and 2020 were as follows:

	Six months ended June 30, 2021
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$309,370	48.2%	$486,927	81.1%	$796,297	64.1%
Unit price	175,222	27.3	36,914	6.2	212,136	17.1
T&E	143,377	22.3	32,520	5.4	175,897	14.2
Other	13,770	2.2	43,959	7.3	57,729	4.6
	$641,739	100.0%	$600,320	100.0%	$1,242,059	100.0%

	Six months ended June 30, 2020
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$247,352	46.1%	$406,201	82.0%	$653,553	63.4%
Unit price	147,939	27.6	37,123	7.5	185,062	17.9
T&E	129,683	24.2	37,554	7.6	167,237	16.2
Other	11,055	2.1	14,614	2.9	25,669	2.5
	$536,029	100.0%	$495,492	100.0%	$1,031,521	100.0%
The components of the Company’s revenue by market type for the three months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30, 2021			Three months ended June 30, 2020
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$210,946	32.5%	T&D	$181,189	35.3%	T&D
Distribution	115,885	17.8	T&D	95,570	18.6	T&D
Electrical construction	322,742	49.7	C&I	236,292	46.1	C&I
Total revenue	$649,573	100.0%		$513,051	100.0%

The components of the Company’s revenue by market type for the six months ended June 30, 2021 and 2020 were as follows:

	Six months ended June 30, 2021			Six months ended June 30, 2020
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$422,173	34.0%	T&D	$352,755	34.2%	T&D
Distribution	219,566	17.7	T&D	183,274	17.8	T&D
Electrical construction	600,320	48.3	C&I	495,492	48.0	C&I
Total revenue	$1,242,059	100.0%		$1,031,521	100.0%
Remaining Performance Obligations
As of June 30, 2021, the Company had $1.45 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.
The following table summarizes the amount of remaining performance obligations as of June 30, 2021 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months.

	Remaining Performance Obligations at June 30, 2021
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total at December 31, 2020

T&D	$530,018	$125,748	$645,422
C&I	916,598	163,142	889,596
Total	$1,446,616	$288,890	$1,535,018
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
7. Income Taxes
The U.S. federal statutory tax rate was 21% for each of the three and six months ended June 30, 2021 and 2020. The Company’s effective tax rate for the three and six months ended June 30, 2021 was 27.0% and 26.6%, respectively, of pretax income compared to the effective tax rate for the three and six months ended June 30, 2020 of 27.1% and 27.9%, respectively.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and six months ended June 30, 2021 was primarily due to state income taxes and foreign earnings and the associated impact of the global intangible low tax income (“GILTI”) and other permanent difference items, partially offset by a favorable impact from stock compensation excess tax benefits.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and six months ended June 30, 2020, was primarily due to state income taxes and foreign earnings and the associated impact GILTI.
The Company had unrecognized tax benefits of approximately $0.5 million and $0.4 million as of June 30, 2021 and December 31, 2020, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.
The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three and six months ended June 30, 2021 and 2020.

The Company is subject to taxation in various jurisdictions. The Company’s 2017 through 2019 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2016 through 2019.
8. Commitments and Contingencies
Purchase Commitments
As of June 30, 2021, the Company had approximately $14.2 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur over the next six months.
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
Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of June 30, 2021, an aggregate of approximately $1.30 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $605.4 million as of June 30, 2021.
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
9. Stock-Based Compensation
The Company maintains two equity compensation plans under which stock-based compensation has been granted: the 2017 Long-Term Incentive Plan (which was amended and restated as of April 23, 2020) (the “LTIP”) and the 2007 Long-Term Incentive Plan (as amended) (the “2007 Plan”). Upon the adoption of the original LTIP in 2017, awards were no longer granted under the 2007 Plan. The LTIP provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) restricted stock units, (f) performance share awards, (g) phantom stock units, (h) stock bonuses, (i) dividend equivalents, and (j) any combination of such grants. The Company has outstanding grants of non-qualified stock options, time-vested stock awards in the form of restricted stock units and internal metric-based and market-based performance stock units.
During the six months ended June 30, 2021, the Company granted time-vested stock awards covering 57,196 shares of common stock under the LTIP, which vest ratably over three years for employee awards and after one year for non-employee director awards, at a weighted average grant date fair value of $66.80. During the six months ended June 30, 2021, time-vested stock awards covering 87,584 shares of common stock vested at a weighted average grant date fair value of $29.20.
During the six months ended June 30, 2021, the Company granted 42,091 performance share awards under the LTIP at target, which will cliff vest, if earned, on December 31, 2023, at a weighted average grant date fair value of $80.11. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares granted, based upon the Company’s performance compared to certain metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to targets, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards granted cliff vest following the performance period if the stated performance targets and minimum service requirements are attained and are paid in shares of the Company’s common stock.
During the six months ended June 30, 2021, plan participants exercised options to purchase 18,640 shares of the Company’s common stock with a weighted average exercise price of $23.02.
The Company recognizes stock-based compensation expense related to restricted stock units based on the grant date fair value, which was the closing price of the Company’s stock on the date of grant. The fair value is expensed over the service period, which is generally three years.
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

10. Segment Information
MYR Group is a holding company of specialty contractors serving electrical utility infrastructure and commercial construction markets in the United States and western Canada. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which include safety costs, professional fees, IT expenses and management fees. The accounting policies of the segments are the same as those described in the Note 1–Organization, Business and Significant Accounting Policies to the 2020 Annual Report.
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
The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020

Contract revenues:
T&D	$326,831	$276,759	$641,739	$536,029
C&I	322,742	236,292	600,320	495,492
	$649,573	$513,051	$1,242,059	$1,031,521
Income from operations:
T&D	$32,764	$23,838	$61,437	$41,802
C&I	14,523	8,958	28,796	18,270
General Corporate	(17,622)	(13,454)	(33,157)	(24,322)
	$29,665	$19,342	$57,076	$35,750

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
Net income and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020

Numerator:
Net income	$21,219	$13,385	$41,147	$23,317

Denominator:
Weighted average common shares outstanding	16,854	16,685	16,807	16,656
Weighted average dilutive securities	271	80	286	95
Weighted average common shares outstanding, diluted	17,125	16,765	17,093	16,751

Income per common share:
Basic	$1.26	$0.80	$2.45	$1.40
Diluted	$1.24	$0.80	$2.41	$1.39
For the three and six months ended June 30, 2021 and 2020, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s unvested time-vested stock awards were included in the computation of weighted average dilutive securities.
The following table summarizes the shares of common stock underlying the Company’s unvested time-vested stock awards and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020

Time-vested stock awards	—	44	—	—
Performance awards	17	110	17	110
12. Subsequent Event
On July 2, 2021, the Company prepaid its $3.8 million Equipment Note 9 using cash on hand. This prepayment included an insignificant amount of accrued interest and there was no associated prepayment penalty.

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
We believe proposed legislative actions aimed at supporting infrastructure improvements in the United States may positively impact long-term demand, particularly in connection with electric power infrastructure, transportation and renewable energy spending. We believe the proposed legislative actions are likely to provide greater opportunity in both of our reporting segments. However due to the market disruption associated with the COVID-19 pandemic and market uncertainty, both of our segments may be subject to pricing volatility and materials availability delays which could contribute to an overall deceleration in project opportunities and awards.
We had consolidated revenues for the six months ended June 30, 2021 of $1.24 billion, of which 51.7% was attributable to our T&D customers and 48.3% was attributable to our C&I customers. Our consolidated revenues for the six months ended June 30, 2020 were $1.03 billion. For the six months ended June 30, 2021, our net income and EBITDA(1) were $41.1 million and $80.5 million, respectively, compared to $23.3 million and $58.9 million, respectively, for the six months ended June 30, 2020.
We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new sources of renewable generation. Consequently, we anticipate that we will continue to see significant bidding activity on large transmission projects going forward. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in the remainder of 2021 will not likely occur until 2022. Bidding and construction activity for small to medium-size transmission projects and upgrades remain active, and we expect this trend to continue, primarily due to reliability and economic drivers.
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

We expect C&I bidding opportunities to continue to be impacted by various recent market disruptions, and as a result the ultimate recovery of the C&I market will be heavily dependent on the timing and pace of the United States and Canada economic recoveries. We believe that the primary markets we serve may be somewhat less vulnerable to economic slowing, such as health care, transportation, data centers, warehousing, renewable energy and water projects. We are hopeful that the service industry and small project market could quickly rebound as pent-up demand will need to be addressed.
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
We strive to maintain our status as a preferred provider to our T&D and C&I customers. In an effort to support our growth strategy and maximize stockholder returns, we seek to efficiently manage our capital. We continue to implement strategies that further expand our capabilities and allow opportunities to provide prudent capital returns. We ended the second quarter of 2021 with $362.7 million available under our credit facility. We believe that our financial position, positive cash flows and other operational strengths will enable us to manage the challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our strategies. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
Our backlog was $1.57 billion at June 30, 2021, compared to $1.65 billion at December 31, 2020 and $1.55 billion at June 30, 2020. Our backlog at June 30, 2021 decreased 4.7% from March 31, 2021. Backlog in the T&D segment decreased $59.4 million and C&I backlog decreased $17.2 million compared to March 31, 2021. Our backlog as of June 30, 2021 included our proportionate share of joint venture backlog totaling $15.2 million, compared to $19.2 million at March 31, 2021.
The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at June 30, 2021
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2020

T&D	$635,094	$125,748	$753,932
C&I	931,642	163,142	895,524
Total	$1,566,736	$288,890	$1,649,456

Project Bonding Requirements and Parent Guarantees
A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our sureties for claims against our surety bonds. As of June 30, 2021, we had approximately $1.30 billion in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $605.4 million as of June 30, 2021.
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
Consolidated Results of Operations
The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Contract revenues	$649,573	100.0%	$513,051	100.0%	$1,242,059	100.0%	$1,031,521	100.0%
Contract costs	568,551	87.5	451,746	88.1	1,084,084	87.3	908,584	88.1
Gross profit	81,022	12.5	61,305	11.9	157,975	12.7	122,937	11.9
Selling, general and
administrative expenses	51,890	8.0	41,199	8.0	101,537	8.1	86,245	8.4
Amortization of intangible assets	578	0.1	1,203	0.2	1,156	0.1	2,431	0.2
Gain on sale of property and equipment	(1,111)	(0.2)	(439)	(0.1)	(1,794)	(0.1)	(1,489)	(0.2)
Income from operations	29,665	4.6	19,342	3.8	57,076	4.6	35,750	3.5
Other income (expense):
Interest income	15	—	4	—	28	—	6	—
Interest expense	(678)	(0.1)	(1,315)	(0.3)	(1,153)	(0.1)	(2,828)	(0.3)
Other income (expense), net	80	—	321	0.1	121	—	(574)	(0.1)
Income before provision for income taxes	29,082	4.5	18,352	3.6	56,072	4.5	32,354	3.1
Income tax expense	7,863	1.2	4,967	1.0	14,925	1.2	9,037	0.8
Net income	$21,219	3.3%	$13,385	2.6%	$41,147	3.3%	$23,317	2.3%
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Revenues. Revenues were $649.6 million for the three months ended June 30, 2021 compared to $513.1 million for the three months ended June 30, 2020. The increase of $136.5 million, or 26.6%, was primarily due to an increase in revenue on large-sized T&D projects as well as an increase in revenue on various-sized C&I projects. Additionally, revenues during the three months ended June 30, 2020 were negatively impacted by a slight slowdown of C&I work in certain geographic areas related to the COVID-19 pandemic.
Gross margin. Gross margin was 12.5% for the three months ended June 30, 2021 compared to 11.9% for the three months ended June 30, 2020. The increase in gross margin was primarily due to better-than-anticipated productivity on certain projects and favorable job close-outs, partially offset by labor and equipment inefficiencies on certain projects. Changes in estimates of gross profit on certain projects resulted in a gross margin increases of 0.8% and 0.2% for the three months ended June 30, 2021 and 2020, respectively.

Gross profit. Gross profit was $81.0 million for the three months ended June 30, 2021 compared to $61.3 million for the three months ended June 30, 2020. The increase of $19.7 million, or 32.2%, was due to higher revenues and margins.
Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") were $51.9 million for the three months ended June 30, 2021 compared to $41.2 million for the three months ended June 30, 2020. The period-over-period increase of $10.7 million was primarily due to higher employee incentive compensation costs and contingent compensation expense related to prior acquisitions.
Gain on sale of property and equipment. Gains from the sale of property and equipment for the three months ended June 30, 2021 were $1.1 million compared to $0.4 million for the three months ended June 30, 2020. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Interest expense. Interest expense was $0.7 million for the three months ended June 30, 2021 compared to $1.3 million for the three months ended June 30, 2020. The period-over-period decrease of $0.6 million was primarily due to the decrease in our outstanding debt during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, partially offset by a prepayment penalty from an early retirement of an equipment note during the three months ended June 30, 2021.
Income tax expense. Income tax expense was $7.9 million for the three months ended June 30, 2021, with an effective tax rate of 27.0%, compared to the expense of $5.0 million for the three months ended June 30, 2020, with an effective tax rate of 27.1%. The decrease in the tax rate for the three months ended June 30, 2021 was primarily due to a favorable impact from stock compensation excess tax benefits, partially offset by excess tax expense pertaining to the impact of global intangible low tax income (“GILTI”).
Net income. Net income was $21.2 million for the three months ended June 30, 2021 compared to $13.4 million for the three months ended June 30, 2020. The increase was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended June 30,
	2021		2020
(dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$326,831	50.3%	$276,759	53.9%
Commercial & Industrial	322,742	49.7	236,292	46.1
Total	$649,573	100.0%	$513,051	100.0%
Operating income (loss):
Transmission & Distribution	$32,764	10.0%	$23,838	8.6%
Commercial & Industrial	14,523	4.5	8,958	3.8
Total	47,287	7.3	32,796	6.4
General Corporate	(17,622)	(2.7)	(13,454)	(2.6)
Consolidated	$29,665	4.6%	$19,342	3.8%
Transmission & Distribution
Revenues for our T&D segment for the three months ended June 30, 2021 were $326.8 million compared to $276.8 million for the three months ended June 30, 2020, an increase of $50.0 million, or 18.1%. The increase in revenue was primarily related to an increase in revenue on two large-sized projects associated with accelerated schedule requirements at the beginning of a project and battery delivery and installation at the close-out of another. Revenues from transmission projects represented 64.5% and 65.5% of T&D segment revenue for the three months ended June 30, 2021 and 2020, respectively.

Operating income for our T&D segment for the three months ended June 30, 2021 was $32.8 million, an increase of $9.0 million, or 37.4%, from the three months ended June 30, 2020. The increase in T&D operating income from the prior year was primarily due to higher revenues, favorable job close-outs and better-than-anticipated productivity on certain projects, partially offset by labor and equipment inefficiencies on certain projects. As a percentage of revenues, operating income for our T&D segment was 10.0% for the three months ended June 30, 2021 compared to 8.6% for the three months ended June 30, 2020.
Commercial & Industrial
Revenues for our C&I segment for the three months ended June 30, 2021 were $322.7 million compared to $236.3 million for the three months ended June 30, 2020, an increase of $86.4 million, or 36.6%, primarily due to an increase in revenue on various-sized projects and accelerated schedules on two projects. Additionally, revenues during the three months ended June 30, 2020 were negatively impacted by a slight slowdown of work in certain geographic areas related to the COVID-19 pandemic.
Operating income for our C&I segment for the three months ended June 30, 2021 was $14.5 million, an increase of $5.5 million, over the three months ended June 30, 2020. The period-over-period increase in operating income was due to higher revenues and better-than-anticipated productivity on certain projects. These increases were partially offset by labor and equipment inefficiencies on certain projects. As a percentage of revenues, operating income for our C&I segment was 4.5% for the three months ended June 30, 2021 compared to 3.8% for the three months ended June 30, 2020.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Revenues. Revenues were $1.24 billion for the six months ended June 30, 2021 compared to $1.03 billion for the six months ended June 30, 2020. The increase of $210.6 million, or 20.4%, was primarily due to an increase in revenue on large-sized T&D projects as well as an increase in revenue on various-sized C&I projects. Additionally, revenues during the six months ended June 30, 2020 were negatively impacted by a slight slowdown of C&I work in certain geographic areas related to the COVID-19 pandemic.
Gross margin. Gross margin was 12.7% for the six months ended June 30, 2021 compared to 11.9% for the six months ended June 30, 2020. The increase in gross margin was primarily due to better-than-anticipated productivity on certain projects and favorable job close-outs. These improvements were partially offset by labor and equipment inefficiencies on certain projects, unfavorable pending change order adjustments on certain projects and inclement weather experienced on a project. Changes in estimates of gross profit on certain projects resulted in gross margin increase of 0.3% and decrease of 0.1% for the six months ended June 30, 2021 and 2020, respectively.
Gross profit. Gross profit was $158.0 million for the six months ended June 30, 2021 compared to $122.9 million for the six months ended June 30, 2020, the increase of $35.1 million, or 28.5% was due to higher revenues and margins.
Selling, general and administrative expenses. SG&A was $101.5 million for the six months ended June 30, 2021 compared to $86.2 million for the six months ended June 30, 2020. The period-over-period increase of $15.3 million was primarily due to higher employee incentive compensation costs and contingent compensation expense related to prior acquisitions.
Gain on sale of property and equipment. Gains from the sale of property and equipment for the six months ended June 30, 2021 were $1.8 million compared to $1.5 million for the six months ended June 30, 2020. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Interest expense. Interest expense was $1.2 million for the six months ended June 30, 2021 compared to $2.8 million for the six months ended June 30, 2020. This decrease was primarily attributable to a decrease in our outstanding debt during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, partially offset by a prepayment penalty from an early retirement of an equipment note during the six months ended June 30, 2021.
Income tax expense. Income tax expense was $14.9 million for the six months ended June 30, 2021, with an effective tax rate of 26.6%, compared to the expense of $9.0 million for the six months ended June 30, 2020, with an effective tax rate of 27.9%. The decrease in the tax rate for the six months ended June 30, 2021 was primarily due to a favorable impact from stock compensation excess tax benefits, partially offset by excess tax expense pertaining to the impact of GILTI.

Net income. Net income was $41.1 million for the six months ended June 30, 2021 compared to $23.3 million for the six months ended June 30, 2020. The increase was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Six months ended June 30,
	2021		2020
(dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$641,739	51.7%	$536,029	52.0%
Commercial & Industrial	600,320	48.3	495,492	48.0
Total	$1,242,059	100.0%	$1,031,521	100.0%
Operating income (loss):
Transmission & Distribution	$61,437	9.6%	$41,802	7.8%
Commercial & Industrial	28,796	4.8	18,270	3.7
Total	90,233	7.3	60,072	5.8
General Corporate	(33,157)	(2.7)	(24,322)	(2.3)
Consolidated	$57,076	4.6%	$35,750	3.5%
Transmission & Distribution
Revenues for our T&D segment for the six months ended June 30, 2021 were $641.7 million compared to $536.0 million for the six months ended June 30, 2020, an increase of $105.7 million, or 19.7%. The increase in revenue was primarily related to an increase in revenue on large-sized projects. Revenues from transmission projects represented 65.8% of T&D segment revenue for each of the six months ended June 30, 2021 and 2020.
Operating income for our T&D segment for the six months ended June 30, 2021 was $61.4 million, an increase of $19.6 million, or 47.0%, from the six months ended June 30, 2020. The increase in T&D operating income from the prior year was primarily due to higher revenues, favorable job close-outs and better-than-anticipated productivity on certain projects. These increases were partially offset by labor and equipment inefficiencies and inclement weather experienced on a project. As a percentage of revenues, operating income for our T&D segment was 9.6% for the six months ended June 30, 2021 compared to 7.8% for the six months ended June 30, 2020.
Commercial & Industrial
Revenues for our C&I segment for the six months ended June 30, 2021 were $600.3 million compared to $495.5 million for the six months ended June 30, 2020, an increase of $104.8 million, or 21.2%, primarily due an increase in revenues on various-sized projects. Additionally, revenues during the six months ended June 30, 2020 were negatively impacted by a slight slowdown of work in certain geographic areas related to the COVID-19 pandemic.
Operating income for our C&I segment for the six months ended June 30, 2021 was $28.8 million, an increase of $10.5 million over the six months ended June 30, 2020. The period-over-period increase in operating income was primarily due to higher revenues and better-than-anticipated productivity on certain projects. These increases were partially offset by unfavorable change order adjustments on certain projects and labor and equipment inefficiencies on a project. As a percentage of revenues, operating income for our C&I segment was 4.8% for the six months ended June 30, 2021 compared to 3.7% for the six months ended June 30, 2020.

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
The following table provides a reconciliation of net income to EBITDA:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020

Net income	21,219	13,385	41,147	23,317
Add:
Interest expense, net	663	1,311	1,125	2,822
Income tax expense	7,863	4,967	14,925	9,037
Depreciation & amortization	11,457	11,886	23,328	23,755
EBITDA	$41,202	$31,549	$80,525	$58,931
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

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020

Provided by Operating Activities:
Net cash flows provided by operating activities	$29,172	$62,680	$88,562	$97,923
Add/(subtract):
Changes in operating assets and liabilities	5,710	(35,882)	(20,595)	(49,363)
Adjustments to reconcile net income to net cash flows provided by operating activities	(13,663)	(13,413)	(26,820)	(25,243)
Depreciation & amortization	11,457	11,886	23,328	23,755
Income tax expense	7,863	4,967	14,925	9,037
Interest expense, net	663	1,311	1,125	2,822
EBITDA	$41,202	$31,549	$80,525	$58,931

Liquidity and Capital Resources
As of June 30, 2021, we had working capital of $221.5 million. We define working capital as current assets less current liabilities. During the six months ended June 30, 2021, operating activities of our business provided net cash of $88.6 million, compared to $97.9 million of cash provided for the six months ended June 30, 2020. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The $9.4 million year-over-year decrease in cash used by operating activities was primarily due to unfavorable net changes in operating assets and liabilities of $28.8 million and an increase in net income of $17.8 million. The unfavorable change in operating assets and liabilities was primarily due to the net unfavorable year-over-year changes in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $18.2 million and an unfavorable change of $16.8 million in other liabilities. The unfavorable changes in cash provided by working capital accounts, primarily related to construction activities, was primarily due to unfavorable changes in contract assets and contract liabilities due to the timing of billings and payments under our contracts. The unfavorable change of $16.8 million in other liabilities was primarily due to higher bonus accruals and the timing of employee related wage and tax payments.
In the six months ended June 30, 2021, we used net cash of $19.4 million in investing activities of consisting of $21.0 million for capital expenditures, partially offset by $1.6 million of proceeds from the sale of equipment.
In the six months ended June 30, 2021, financing activities used net cash of $23.9 million, consisting primarily of payment of principal obligations under equipment notes of $20.6 million and share repurchases of $3.4 million, all of which represented shares surrendered to satisfy tax obligations under our stock compensation programs.
We anticipate that our borrowing availability of $362.7 million at June 30, 2021 under our revolving line of credit and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, share repurchases, and $25.4 million of remaining payroll tax deferrals provided under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") which will be paid within the next two years. Although we believe that we have adequate cash and borrowing capacity to meet our liquidity needs, any large projects or acquisitions may require additional capital. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
Under the Credit Agreement, we are subject to certain financial covenants and are limited to a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. We were in compliance with all of the financial covenants under the Credit Agreement as of June 30, 2021.
We had no debt outstanding under the Facility as of June 30, 2021 and December 31, 2020, and letters of credit outstanding of approximately $12.3 million and $10.4 million as of June 30, 2021 and December 31, 2020, respectively.
Equipment Notes
We have entered into multiple Master Loan Agreements with multiple banks. The Master Loan Agreements may be used for financing of equipment between us and the lending banks pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.
As of June 30, 2021, we had two executed and outstanding Equipment Notes that are collateralized by equipment and vehicles owned by us. In addition to regularly scheduled payments, we retired two of our Equipment Notes during the six months ended June 30, 2021, one of which contained a prepayment penalty. The outstanding balance of our Equipment Notes was $8.8 million and $29.4 million as of June 30, 2021 and December 31, 2020, respectively.
On July 2, 2021, we prepaid our $3.8 million Equipment Note 9 using cash on hand. This prepayment included an insignificant amount of accrued interest and there was no associated prepayment penalty.
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
Concentration of Credit Risk
We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of June 30, 2021 and 2020, none of our customers individually exceeded 10% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2021, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the six months ended June 30, 2021 and 2020, including instruments for trading, hedging or speculating on changes in interest rates or commodity prices of materials used in our business.
Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, federal funds effective rate, the NYFRB overnight bank funding rate, CDOR, and LIBOR. If the prime rate, Canadian prime rate, federal funds effective rate, the NYFRB overnight bank funding rate, CDOR, or LIBOR rises, any interest payment obligations would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of June 30, 2021, we did not have any borrowings under our Facility.
Borrowings under our Equipment Notes are at fixed rates established on the date the respective Equipment Note was executed.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2021 - April 30, 2021	10,246	$71.67	—	$50,000,000
May 1, 2021 - May 31, 2021	—	$—	—	$50,000,000
June 1, 2021 - June 30, 2021	—	$—	—	$50,000,000
Total	10,246	$71.67	—
(1) This column contains repurchases of common stock to satisfy tax obligations on the vesting of restricted stock under the 2017 Long-Term Incentive Plan (as amended).
(2) On October 23, 2020 the Company’s Board of Directors announced a new $50.0 million share repurchase program effective November 2, 2020. The Company intends to fund the share repurchase program from cash on hand and through borrowings under its credit facility. The new share repurchase program will expire on November 2, 2021, or when the authorized funds are exhausted, whichever is earlier. No shares were repurchased under the program during the six months ended June 30, 2021.

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

MYR GROUP INC. (Registrant)

July 28, 2021	/s/ BETTY R. JOHNSON
Betty R. Johnson Senior Vice President and Chief Financial Officer