Form 10-Q
period 2021-09-30
MYR GROUP INC.
filed 2021-10-27
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 22, 2021, there were 16,869,947 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,006	$22,668
Accounts receivable, net of allowances of $2,166 and $1,696, respectively	362,032	385,938
Contract assets, net of allowances of $376 and $359, respectively	219,445	185,803
Current portion of receivable for insurance claims in excess of deductibles	10,639	11,859
Refundable income taxes	8,934	1,534
Other current assets	26,579	28,882
Total current assets	700,635	636,684
Property and equipment, net of accumulated depreciation of $313,999 and $294,366, respectively	184,863	185,114
Operating lease right-of-use assets	21,447	22,291
Goodwill	66,065	66,065
Intangible assets, net of accumulated amortization of $16,201 and $14,467, respectively	49,632	51,365
Receivable for insurance claims in excess of deductibles	33,536	27,043
Investment in joint ventures	3,786	3,040
Other assets	3,863	4,257
Total assets	$1,063,827	$995,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,025	$4,381
Current portion of operating lease obligations	7,451	6,612
Current portion of finance lease obligations	—	318
Accounts payable	193,218	162,580
Contract liabilities	149,847	158,396
Current portion of accrued self-insurance	23,945	24,395
Other current liabilities	80,215	86,718
Total current liabilities	455,701	443,400
Deferred income tax liabilities	19,682	18,339
Long-term debt	3,986	25,039
Accrued self-insurance	51,449	45,428
Operating lease obligations, net of current maturities	14,015	15,730
Other liabilities	22,814	18,631
Total liabilities	567,647	566,567
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 16,869,947 and 16,734,239 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	168	167
Additional paid-in capital	161,593	158,618
Accumulated other comprehensive income	100	23
Retained earnings	334,315	270,480
Total stockholders’ equity attributable to MYR Group Inc.	496,176	429,288
Noncontrolling interest	4	4
Total stockholders’ equity	496,180	429,292
Total liabilities and stockholders’ equity	$1,063,827	$995,859
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020

Contract revenues	$610,182	$607,901	$1,852,241	$1,639,422
Contract costs	526,259	531,429	1,610,343	1,440,013
Gross profit	83,923	76,472	241,898	199,409
Selling, general and administrative expenses	53,072	51,443	154,609	137,688
Amortization of intangible assets	578	578	1,734	3,009
Gain on sale of property and equipment	(679)	(478)	(2,473)	(1,967)
Income from operations	30,952	24,929	88,028	60,679
Other income (expense):
Interest income	23	—	51	6
Interest expense	(305)	(1,113)	(1,458)	(3,941)
Other income (expense), net	69	18	190	(556)
Income before provision for income taxes	30,739	23,834	86,811	56,188
Income tax expense	7,568	6,542	22,493	15,579
Net income	$23,171	$17,292	$64,318	$40,609
Income per common share:
—Basic	$1.37	$1.04	$3.82	$2.44
—Diluted	$1.35	$1.02	$3.75	$2.42
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,868	16,698	16,828	16,670
—Diluted	17,167	16,882	17,132	16,798

Net income	$23,171	$17,292	$64,318	$40,609
Other comprehensive income (loss):
Foreign currency translation adjustment	(589)	(5)	77	43
Other comprehensive income (loss):	(589)	(5)	77	43
Total comprehensive income	$22,582	$17,287	$64,395	$40,652
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	MYR Group Inc. Stockholders’	Noncontrolling
(in thousands)	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Interest	Total

Balance at December 31, 2019	—	16,649	$166	$152,532	$(446)	$212,219	$364,471	$4	$364,475
Net income	—	—	—	—	—	9,932	9,932	—	9,932
Adjustment to adopt ASC 326	—	—	—	—	—	(268)	(268)	—	(268)
Stock issued under compensation plans, net	—	55	—	82	—	—	82	—	82
Stock-based compensation expense	—	—	—	1,080	—	—	1,080	—	1,080
Shares repurchased	—	(20)	—	(241)	—	(185)	(426)	—	(426)
Other comprehensive income	—	—	—	—	87	—	87	—	87
Stock issued - other	—	1	—	24	—	—	24	—	24
Balance at March 31, 2020	—	16,685	166	153,477	(359)	221,698	374,982	4	374,986
Net income	—	—	—	—	—	13,385	13,385	—	13,385
Stock issued under compensation plans, net	—	23	1	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	1,093	—	—	1,093	—	1,093
Other comprehensive loss	—	—	—	—	(39)	—	(39)	—	(39)
Stock issued - other	—	1	—	24	—	—	24	—	24
Balance at June 30, 2020	—	16,709	167	154,594	(398)	235,083	389,446	4	389,450
Net income	—	—	—	—	—	17,292	17,292	—	17,292
Stock issued under compensation plans, net	—	10	—	224	—	—	224	—	224
Stock-based compensation expense	—	—	—	1,631	—	—	1,631	—	1,631
Other comprehensive income	—	—	—	—	(5)	—	(5)	—	(5)
Stock issued - other	—	—	—	12	—	—	12	—	12
Balance at September 30, 2020	$—	16,719	$167	$156,461	$(403)	$252,375	$408,600	$4	$408,604

Balance at December 31, 2020	—	16,734	$167	$158,618	$23	$270,480	$429,288	$4	$429,292
Net income	—	—	—	—	—	19,928	19,928	—	19,928
Stock issued under compensation plans, net	—	123	1	109	—	—	110	—	110
Stock-based compensation expense	—	—	—	1,487	—	—	1,487	—	1,487
Shares repurchased	—	(41)	—	(2,231)	—	(387)	(2,618)	—	(2,618)
Other comprehensive income	—	—	—	—	253	—	253	—	253
Stock issued - other	—	1	—	12	—	—	12	—	12
Balance at March 31, 2021	—	16,817	168	157,995	276	290,021	448,460	4	448,464
Net income	—	—	—	—	—	21,219	21,219	—	21,219
Stock issued under compensation plans, net	—	60	1	318	—	—	319	—	319
Stock-based compensation expense	—	—	—	1,948	—	—	1,948	—	1,948
Shares repurchased	—	(10)	(1)	(637)	—	(96)	(734)	—	(734)
Other comprehensive income	—	—	—	—	413	—	413	—	413
Balance at June 30, 2021	—	16,867	168	159,624	689	311,144	471,625	4	471,629
Net income	—	—	—	—	—	23,171	23,171	—	23,171
Stock issued under compensation plans, net	—	3	—	54	—	—	54	—	54
Stock-based compensation expense	—	—	—	1,915	—	—	1,915	—	1,915
Other comprehensive income	—	—	—	—	(589)	—	(589)	—	(589)
Balance at September 30, 2021	$—	16,870	$168	$161,593	$100	$334,315	$496,176	$4	$496,180
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(in thousands)	2021	2020

Cash flows from operating activities:
Net income	$64,318	$40,609
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	32,884	32,021
Amortization of intangible assets	1,734	3,009
Stock-based compensation expense	5,350	3,804
Deferred income taxes	1,364	712
Gain on sale of property and equipment	(2,473)	(1,967)
Other non-cash items	1,171	654
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	23,929	(12,869)
Contract assets, net	(33,642)	(4,754)
Receivable for insurance claims in excess of deductibles	(5,273)	3,103
Other assets	(5,786)	7,074
Accounts payable	29,874	7,596
Contract liabilities	(8,515)	20,161
Accrued self insurance	5,571	(2,257)
Other liabilities	(2,291)	31,730
Net cash flows provided by operating activities	108,215	128,626
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,489	2,147
Purchases of property and equipment	(32,701)	(27,470)
Net cash flows used in investing activities	(30,212)	(25,323)
Cash flows from financing activities:
Net repayments under revolving lines of credit	—	(65,189)
Payment of principal obligations under equipment notes	(24,409)	(30,441)
Payment of principal obligations under finance leases	(336)	(914)
Proceeds from exercise of stock options	483	306
Repurchase of common shares	(3,352)	(426)
Other financing activities	11	60
Net cash flows used in financing activities	(27,603)	(96,604)
Effect of exchange rate changes on cash	(62)	(150)
Net increase in cash and cash equivalents	50,338	6,549
Cash and cash equivalents:
Beginning of period	22,668	12,397
End of period	$73,006	$18,946
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
The Company is the majority controlling interest in a joint venture. As a result, the Company has consolidated the carrying value of the joint ventures’ assets and liabilities and results of operations in the Company’s consolidated financial statements. The equity owned by the other joint venture partners has been recorded as noncontrolling interest in the Company’s consolidated balance sheets, consolidated statements of stockholders’ equity, and their portions, if material, of net income (loss) and other comprehensive income shown as net income or other comprehensive income attributable to noncontrolling interest in the Company’s consolidated statements of operations and other comprehensive income. Additionally, the joint venture associated with the Company’s noncontrolling interest is a partnership, and consequently, the tax effect of only the Company’s share of the joint venture income is recognized by the Company. The majority controlled joint venture made no distributions to its partners, and the Company made no capital contributions to the joint venture, during the three and nine months ended September 30, 2021. Additionally, there have been no changes in ownership during the three and nine months ended September 30, 2021. The project associated with this joint venture was substantially completed in 2019.
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and ineffective long-term monetary assets and liabilities are recorded in the “other income, net” line on the Company’s consolidated statements of operations. Foreign currency losses, recorded in other income, net, for the nine months ended September 30, 2021 were $0.1 million. Foreign currency gains, recorded in other income, net, for the nine months ended September 30, 2020 were not significant. Effective foreign currency transaction gains and losses, arising primarily from long-term monetary assets and liabilities, are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
As of September 30, 2021 and 2020, the Company had recognized revenues of $4.0 million and $19.1 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods.

The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended September 30, 2021, changes in estimates pertaining to certain projects increased consolidated gross margin by 1.4%, which resulted in increases in operating income of $8.2 million, net income of $5.9 million and diluted earnings per common share of $0.35. During the nine months ended September 30, 2021, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.4%, which resulted in increases in operating income of $7.2 million, net income of $5.2 million and diluted earnings per common share of $0.30.
During the three months ended September 30, 2020, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.3%, which resulted in decreases in operating income of $1.9 million, net income of $1.5 million and diluted earnings per common share of $0.09. During the nine months ended September 30, 2020, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.4%, which resulted in decreases in operating income of $7.6 million, net income of $5.5 million and diluted earnings per common share of $0.33.
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
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.4 million as of September 30, 2021 and December 31, 2020.
Contract assets consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020	Change

Unbilled revenue, net	$132,599	$97,543	$35,056
Contract retainages, net	86,846	88,260	(1,414)
Contract assets, net	$219,445	$185,803	$33,642
The Company’s consolidated balance sheets present contract liabilities which contain deferred revenue and an accrual for contracts in a loss provision.

Contract liabilities consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020	Change

Deferred revenue	$146,604	$155,570	$(8,966)
Accrued loss provision	3,243	2,826	417
Contract liabilities	$149,847	$158,396	$(8,549)
The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	September 30, 2021	December 31, 2020	Change

Contract assets, net	$219,445	$185,803	$33,642
Contract liabilities	(149,847)	(158,396)	8,549
Net contract assets (liabilities)	$69,598	$27,407	$42,191
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $13.8 million and $98.0 million for the three and nine months ended September 30, 2021, respectively. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $31.3 million and $57.7 million for the three and nine months ended September 30, 2020, respectively. This revenue consists primarily of work performed on previous billings to customers.
The net asset position for contracts in process consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020

Costs and estimated earnings on uncompleted contracts	$3,969,565	$3,921,376
Less: billings to date	3,983,570	3,979,403
	$(14,005)	$(58,027)
The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

(in thousands)	September 30, 2021	December 31, 2020

Unbilled revenue	$132,599	$97,543
Deferred revenue	(146,604)	(155,570)
	$(14,005)	$(58,027)

3. Lease Obligations
From time-to-time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to six years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At September 30, 2021, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.
The following is a summary of the lease-related assets and liabilities recorded:

		September 30, 2021	December 31, 2020
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$21,447	$22,291
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	—	390
Total right-of-use lease assets		$21,447	$22,681

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$7,451	$6,612
Finance lease obligations	Current portion of finance lease obligations	—	318
Total current obligations		7,451	6,930
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	14,015	15,730
Total non-current obligations		14,015	15,730
Total lease obligations		$21,466	$22,660
The following is a summary of the lease terms and discount rates:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term - finance leases	zero years	0.4 years
Weighted-average remaining lease term - operating leases	3.0 years	3.4 years
Weighted-average discount rate - finance leases	—%	2.6%
Weighted-average discount rate - operating leases	3.9%	3.9%

The following is a summary of certain information related to the lease costs for finance and operating leases:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$11	$240	$386	$737
Interest on lease liabilities	—	7	—	27
Operating lease cost	2,515	2,327	7,474	6,875
Variable lease costs	78	106	233	259
Total lease cost	$2,604	$2,680	$8,093	$7,898
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Nine months ended September 30,
(in thousands)	2021	2020
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,635	$6,676
Right-of-use asset obtained in exchange for new operating lease obligations	$5,687	$5,592
The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets under operating leases, less imputed interest, as of September 30, 2021 were as follows:

(in thousands)	Operating Lease Obligations

Remainder of 2021	$2,642
2022	9,430
2023	6,953
2024	3,847
2025	1,685
2026	977
Thereafter	10
Total minimum lease payments	25,544
Financing component	(4,078)
Net present value of minimum lease payments	21,466
Less: current portion of finance and operating lease obligations	(7,451)
Long-term finance and operating lease obligations	$14,015
The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value. As of September 30, 2021, the Company had no outstanding finance lease obligations.
Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at market rental rates. As of September 30, 2021, the minimum lease payments required under these leases totaled $2.5 million, which are due over the next 2.8 years.

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
As of September 30, 2021 and December 31, 2020, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of September 30, 2021 and December 31, 2020, the fair values of the Company’s long-term debt and finance lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at September 30, 2021 and December 31, 2020, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s finance lease obligations also approximated fair value.
5. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

(dollar amounts in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of September 30, 2021	Outstanding Balance as of December 31, 2020

Credit Agreement
Revolving loans	9/13/2019	Variable	Variable	5	$—	$—

Equipment Notes
Equipment Note 6	6/25/2019	2.89%	Semi-annual	7	—	12,896
Equipment Note 7	6/24/2019	3.09%	Semi-annual	5	—	6,980
Equipment Note 8	12/27/2019	2.75%	Semi-annual	5	5,011	5,513
Equipment Note 9	12/24/2019	3.01%	Semi-annual	7	—	4,031
					5,011	29,420
Total debt					5,011	29,420
Less: current portion of long-term debt					(1,025)	(4,381)
Long-term debt					$3,986	$25,039
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
Under the Credit Agreement, the Company is subject to certain financial covenants and is limited to a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of September 30, 2021.
As of September 30, 2021, the Company had no debt outstanding under the Facility and letters of credit outstanding under the Facility of approximately $12.3 million, which are almost entirely related to the Company's payment obligation under its insurance programs.
As of December 31, 2020, the Company had no debt outstanding under the Facility and letters of credit outstanding under the Facility of approximately $10.4 million, including $9.8 million related to the Company's payment obligation under its insurance programs and approximately $0.6 million related to contract performance obligations.
The Company had remaining deferred debt issuance costs totaling $0.9 million as of September 30, 2021, related to the line of credit. As permitted, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.
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

As of September 30, 2021, the Company had one Equipment Note outstanding under the Master Loan Agreements that is collateralized by equipment and vehicles owned by the Company. The following table sets forth our remaining principal payments for the Company’s outstanding Equipment Note as of September 30, 2021:

(in thousands)	Future Equipment Notes Principal Payments

Remainder of 2021	$509
2022	1,039
2023	1,067
2024	2,396
2025	—
2026	—
Thereafter	—
Total future principal payments	$5,011
Less: current portion of equipment notes	(1,025)
Long-term principal obligations	$3,986

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

The components of the Company’s revenue by contract type for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30, 2021
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$122,185	39.9%	$246,803	81.3%	$368,988	60.5%
Unit price	83,200	27.1	21,567	7.1	104,767	17.2
T&E	101,161	33.0	35,266	11.6	136,427	22.3
	$306,546	100.0%	$303,636	100.0%	$610,182	100.0%

	Three months ended September 30, 2020
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$126,588	42.2%	$248,577	80.7%	$375,165	61.7%
Unit price	88,708	29.6	22,587	7.3	111,295	18.3
T&E	84,443	28.2	36,998	12.0	121,441	20.0
	$299,739	100.0%	$308,162	100.0%	$607,901	100.0%
The components of the Company’s revenue by contract type for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine months ended September 30, 2021
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$431,673	45.5%	$733,686	81.2%	$1,165,359	62.9%
Unit price	258,489	27.3	58,477	6.5	316,966	17.1
T&E	258,123	27.2	111,793	12.3	369,916	20.0
	$948,285	100.0%	$903,956	100.0%	$1,852,241	100.0%

	Nine months ended September 30, 2020
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$374,065	44.8%	$654,815	81.5%	$1,028,880	62.8%
Unit price	236,720	28.3	59,713	7.4	296,433	18.1
T&E	224,983	26.9	89,126	11.1	314,109	19.1
	$835,768	100.0%	$803,654	100.0%	$1,639,422	100.0%
The components of the Company’s revenue by market type for the three months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30, 2021			Three months ended September 30, 2020
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$165,953	27.2%	T&D	$185,007	30.4%	T&D
Distribution	140,593	23.0	T&D	114,732	18.9	T&D
Electrical construction	303,636	49.8	C&I	308,162	50.7	C&I
Total revenue	$610,182	100.0%		$607,901	100.0%

The components of the Company’s revenue by market type for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$588,126	31.8%	T&D	$537,762	32.8%	T&D
Distribution	360,159	19.4	T&D	298,006	18.2	T&D
Electrical construction	903,956	48.8	C&I	803,654	49.0	C&I
Total revenue	$1,852,241	100.0%		$1,639,422	100.0%
Remaining Performance Obligations
As of September 30, 2021, the Company had $1.51 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.
The following table summarizes the amount of remaining performance obligations as of September 30, 2021 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months.

	Remaining Performance Obligations at September 30, 2021
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total at December 31, 2020

T&D	$534,964	$89,531	$645,422
C&I	974,683	207,990	889,596
Total	$1,509,647	$297,521	$1,535,018
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
7. Income Taxes
The U.S. federal statutory tax rate was 21% for each of the three and nine months ended September 30, 2021 and 2020. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was 24.6% and 25.9%, respectively, of pretax income compared to the effective tax rate for the three and nine months ended September 30, 2020 of 27.4% and 27.7%, respectively.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and nine months ended September 30, 2021 was primarily due to state income taxes, foreign earnings and other permanent difference items, partially offset by a favorable impact from stock compensation excess tax benefits.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and nine months ended September 30, 2020, was primarily due to state income taxes and foreign earnings and the associated impact of the global intangible low tax income.
The Company had unrecognized tax benefits of approximately $0.5 million and $0.4 million as of September 30, 2021 and December 31, 2020, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.
The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three and nine months ended September 30, 2021 and 2020.

The Company is subject to taxation in various jurisdictions. The Company’s 2018 through 2020 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2017 through 2020.
8. Commitments and Contingencies
Purchase Commitments
As of September 30, 2021, the Company had approximately $11.2 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur over the next eight months.
Insurance and Claims Accruals
The Company carries insurance policies, which are subject to certain deductibles and limits, for workers’ compensation, general liability, automobile liability and other insurance coverage. The deductible per occurrence for each line of coverage is up to $1.0 million, except for wildfire coverage which has a deductible of $2.0 million. The Company also maintains excess umbrella coverage providing higher layers of insurance coverage for losses that exhaust the limits of underlying coverage. A layer of this umbrella coverage requires the Company to pay a portion of any loss within a certain loss range and our potential exposure for such losses is up to approximately $3.8 million. The Company’s health benefit plans are subject to stop-loss limits of up to $0.2 million for qualified individuals. Losses up to the deductible and stop-loss amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.
The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the deductible is included in current and long-term assets in the Company’s consolidated balance sheets.
Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of September 30, 2021, an aggregate of approximately $1.28 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $531.5 million as of September 30, 2021.
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
During the nine months ended September 30, 2021, the Company granted time-vested stock awards covering 57,196 shares of common stock under the LTIP, which vest ratably over three years for employee awards and after one year for non-employee director awards, at a weighted average grant date fair value of $66.80. During the nine months ended September 30, 2021, time-vested stock awards covering 87,584 shares of common stock vested at a weighted average grant date fair value of $29.20.
During the nine months ended September 30, 2021, the Company granted 42,091 performance share awards under the LTIP at target, which will cliff vest, if earned, on December 31, 2023, at a weighted average grant date fair value of $80.11. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares granted, based upon the Company’s performance compared to certain metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to targets, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards granted cliff vest following the performance period if the stated performance targets and minimum service requirements are attained and are paid in shares of the Company’s common stock.
During the nine months ended September 30, 2021, plan participants exercised options to purchase 21,117 shares of the Company’s common stock with a weighted average exercise price of $22.88.
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
The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020

Contract revenues:
T&D	$306,546	$299,739	$948,285	$835,768
C&I	303,636	308,162	903,956	803,654
	$610,182	$607,901	$1,852,241	$1,639,422
Income from operations:
T&D	$35,301	$32,387	$96,737	$74,189
C&I	14,139	11,732	42,935	30,002
General Corporate	(18,488)	(19,190)	(51,644)	(43,512)
	$30,952	$24,929	$88,028	$60,679

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
Net income and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020

Numerator:
Net income	$23,171	$17,292	$64,318	$40,609

Denominator:
Weighted average common shares outstanding	16,868	16,698	16,828	16,670
Weighted average dilutive securities	299	184	304	128
Weighted average common shares outstanding, diluted	17,167	16,882	17,132	16,798

Income per common share:
Basic	$1.37	$1.04	$3.82	$2.44
Diluted	$1.35	$1.02	$3.75	$2.42
For the three and nine months ended September 30, 2021 and 2020, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s unvested time-vested stock awards were included in the computation of weighted average dilutive securities.
The following table summarizes the shares of common stock underlying the Company’s unvested performance awards that were excluded from the calculation of dilutive securities:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020

Performance awards	—	34	17	34

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
We believe proposed legislative actions aimed at supporting infrastructure improvements in the United States may positively impact long-term demand, particularly in connection with electric power infrastructure, transportation and renewable energy spending. We believe the proposed legislative actions are likely to provide greater long-term opportunity in both of our reporting segments. However both of our segments and supporting operations may be subject to delays and pricing volatility due to the continued market disruption from the COVID-19 pandemic and regulatory slowdowns. These delays and pricing volatility could result in decelerations in project opportunities and awards.
We had consolidated revenues for the nine months ended September 30, 2021 of $1.85 billion, of which 51.2% was attributable to our T&D customers and 48.8% was attributable to our C&I customers. Our consolidated revenues for the nine months ended September 30, 2020 were $1.64 billion. For the nine months ended September 30, 2021, our net income and EBITDA(1) were $64.3 million and $122.8 million, respectively, compared to $40.6 million and $95.2 million, respectively, for the nine months ended September 30, 2020.
We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new sources of renewable generation. Consequently, we anticipate that we will continue to see significant bidding activity on large transmission projects going forward. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in the remainder of 2021 will not likely begin until 2022. Bidding and construction activity for small to medium-size transmission projects and upgrades remain active, and we expect this trend to continue, primarily due to reliability and economic drivers.
As a result of reduced spending by United States utilities on their distribution systems for several years, we believe there is a need for sustained investment by utilities in their distribution systems to properly maintain or meet reliability requirements. We continue to see increased bidding activity in some of our electric distribution markets, as economic conditions improved in those areas. We believe the increased hurricane activity and destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and staffing constraints. We believe electric utility employee retirements could increase with further economic recovery, which may result in an increase in outsourcing opportunities.
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
We strive to maintain our status as a preferred provider to our T&D and C&I customers. In an effort to support our growth strategy and maximize stockholder returns, we seek to efficiently manage our capital. We continue to implement strategies that further expand our capabilities and allow opportunities to provide prudent capital returns. We ended the third quarter of 2021 with $362.7 million available under our credit facility. We continue to manage our increasing costs for supporting our operations, including increasing insurance, equipment, labor and material costs. We believe that our financial position, positive cash flows and other operational strengths will enable us to manage the challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our strategies. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
Our backlog was $1.63 billion at September 30, 2021, compared to $1.65 billion at December 31, 2020 and $1.72 billion at September 30, 2020. Our backlog at September 30, 2021 increased 4.3% from June 30, 2021. Backlog in the T&D segment increased $17.1 million and C&I backlog increased $49.7 million compared to June 30, 2021. Our backlog as of September 30, 2021 included our proportionate share of joint venture backlog totaling $10.2 million, compared to $15.2 million at June 30, 2021.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at September 30, 2021
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2020

T&D	$652,218	$89,531	$753,932
C&I	981,261	207,990	895,524
Total	$1,633,479	$297,521	$1,649,456

Project Bonding Requirements and Parent Guarantees
A substantial portion of our business requires performance and payment bonds or other means of financial assurance to secure contractual performance. These bonds are typically issued at the face value of the contract awarded. If we fail to perform or pay our subcontractors or vendors, the customer may demand that the surety provide services or make payments under the bond. In such a case, we would likely be required to reimburse the surety for any expenses or outlays it incurs. To date, we have not been required to make any reimbursements to our sureties for claims against our surety bonds. As of September 30, 2021, we had approximately $1.28 billion in original face amount of surety bonds outstanding. Our estimated remaining cost to complete these bonded projects was approximately $531.5 million as of September 30, 2021.
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
Consolidated Results of Operations
The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Contract revenues	$610,182	100.0%	$607,901	100.0%	$1,852,241	100.0%	$1,639,422	100.0%
Contract costs	526,259	86.2	531,429	87.4	1,610,343	86.9	1,440,013	87.8
Gross profit	83,923	13.8	76,472	12.6	241,898	13.1	199,409	12.2
Selling, general and administrative expenses	53,072	8.7	51,443	8.5	154,609	8.3	137,688	8.4
Amortization of intangible assets	578	0.1	578	0.1	1,734	0.1	3,009	0.2
Gain on sale of property and equipment	(679)	(0.1)	(478)	(0.1)	(2,473)	(0.1)	(1,967)	(0.1)
Income from operations	30,952	5.1	24,929	4.1	88,028	4.8	60,679	3.7
Other income (expense):
Interest income	23	—	—	—	51	—	6	—
Interest expense	(305)	—	(1,113)	(0.2)	(1,458)	(0.1)	(3,941)	(0.2)
Other income (expense), net	69	—	18	—	190	—	(556)	—
Income before provision for income taxes	30,739	5.1	23,834	3.9	86,811	4.7	56,188	3.5
Income tax expense	7,568	1.3	6,542	1.1	22,493	1.2	15,579	1.0
Net income	$23,171	3.8%	$17,292	2.8%	$64,318	3.5%	$40,609	2.5%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Revenues. Revenues were $610.2 million for the three months ended September 30, 2021 compared to $607.9 million for the three months ended September 30, 2020. The increase of $2.3 million, or 0.4%, was primarily due to an increase in revenue on distribution projects partially offset by a decrease in revenue on transmission projects and a decrease in volume on C&I projects in certain geographic areas.
Gross margin. Gross margin was 13.8% for the three months ended September 30, 2021 compared to 12.6% for the three months ended September 30, 2020. The increase in gross margin was primarily due to better-than-anticipated productivity on certain projects, favorable job close-outs and favorable change orders on certain projects. These improvements were partially offset by labor and equipment inefficiencies on certain projects. Changes in estimates of gross profit on certain projects resulted in a gross margin increase of 1.4% and decrease of 0.3% for the three months ended September 30, 2021 and 2020, respectively.
Gross profit. Gross profit was $83.9 million for the three months ended September 30, 2021 compared to $76.5 million for the three months ended September 30, 2020. The increase of $7.4 million, or 9.7%, was due to higher margins and revenues.
Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") were $53.1 million for the three months ended September 30, 2021 compared to $51.4 million for the three months ended September 30, 2020. The period-over-period increase of $1.7 million was primarily due to an increase in employee-related expenses to support the growth in our operations.
Gain on sale of property and equipment. Gains from the sale of property and equipment for the three months ended September 30, 2021 were $0.7 million compared to $0.5 million for the three months ended September 30, 2020. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Interest expense. Interest expense was $0.3 million for the three months ended September 30, 2021 compared to $1.1 million for the three months ended September 30, 2020. The period-over-period decrease of $0.8 million was primarily due to the decrease in our outstanding debt during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, and prepayment penalties from early retirement of equipment notes during the three months ended September 30, 2020.
Income tax expense. Income tax expense was $7.6 million for the three months ended September 30, 2021, with an effective tax rate of 24.6%, compared to the expense of $6.5 million for the three months ended September 30, 2020, with an effective tax rate of 27.4%. The decrease in the tax rate for the three months ended September 30, 2021 was primarily due to the reduction of the impact of the global intangible low tax income (“GILTI”) and a favorable impact from stock compensation excess tax benefits.
Net income. Net income was $23.2 million for the three months ended September 30, 2021 compared to $17.3 million for the three months ended September 30, 2020. The increase was primarily due to the reasons stated earlier.

Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended September 30,
	2021		2020
(dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$306,546	50.2%	$299,739	49.3%
Commercial & Industrial	303,636	49.8	308,162	50.7
Total	$610,182	100.0%	$607,901	100.0%
Operating income (loss):
Transmission & Distribution	$35,301	11.5%	$32,387	10.8%
Commercial & Industrial	14,139	4.7	11,732	3.8
Total	49,440	8.1	44,119	7.3
General Corporate	(18,488)	(3.0)	(19,190)	(3.2)
Consolidated	$30,952	5.1%	$24,929	4.1%
Transmission & Distribution
Revenues for our T&D segment for the three months ended September 30, 2021 were $306.5 million compared to $299.7 million for the three months ended September 30, 2020, an increase of $6.8 million, or 2.3%. The increase in revenue was primarily related to an increase in revenue on distribution projects partially offset by a decrease in revenue on transmission projects. Revenues from transmission projects represented 54.1% and 61.7% of T&D segment revenue for the three months ended September 30, 2021 and 2020, respectively.
Operating income for our T&D segment for the three months ended September 30, 2021 was $35.3 million, an increase of $2.9 million, or 9.0%, from the three months ended September 30, 2020. The increase in T&D operating income from the prior year was primarily due to higher revenues, favorable job close-outs and change orders and better-than-anticipated productivity on certain projects. These improvements were partially offset by labor and equipment inefficiencies on certain projects. As a percentage of revenues, operating income for our T&D segment was 11.5% for the three months ended September 30, 2021 compared to 10.8% for the three months ended September 30, 2020.
Commercial & Industrial
Revenues for our C&I segment for the three months ended September 30, 2021 were $303.6 million compared to $308.2 million for the three months ended September 30, 2020, a decrease of $4.6 million, or 1.5%, primarily due to a decrease in volume on various-sized projects in certain geographic areas.
Operating income for our C&I segment for the three months ended September 30, 2021 was $14.1 million, an increase of $2.4 million, over the three months ended September 30, 2020. The period-over-period increase in operating income was due to better-than-anticipated productivity on certain projects and favorable change orders. These increases were partially offset by labor and equipment inefficiencies on certain projects. As a percentage of revenues, operating income for our C&I segment was 4.7% for the three months ended September 30, 2021 compared to 3.8% for the three months ended September 30, 2020.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Revenues. Revenues were $1.85 billion for the nine months ended September 30, 2021 compared to $1.64 billion for the nine months ended September 30, 2020. The increase of $212.8 million, or 13.0%, was primarily due to an increase in revenue on various-sized C&I projects in certain geographic areas, an increase in revenue on distribution projects and large-sized T&D projects. Additionally, revenues during the nine months ended September 30, 2020 were negatively impacted by a slight slowdown of C&I work in certain geographic areas related to the COVID-19 pandemic.

Gross margin. Gross margin was 13.1% for the nine months ended September 30, 2021 compared to 12.2% for the nine months ended September 30, 2020. The increase in gross margin was primarily due to better-than-anticipated productivity on certain projects, favorable job close-outs and a favorable change order on a project. These improvements were partially offset by labor and equipment inefficiencies on certain projects and unfavorable pending change order adjustments on certain projects. Changes in estimates of gross profit on certain projects resulted in a gross margin increase of 0.4% and a decrease of 0.4% for the nine months ended September 30, 2021 and 2020, respectively.
Gross profit. Gross profit was $241.9 million for the nine months ended September 30, 2021 compared to $199.4 million for the nine months ended September 30, 2020, the increase of $42.5 million, or 21.3% was due to higher revenues and margins.
Selling, general and administrative expenses. SG&A was $154.6 million for the nine months ended September 30, 2021 compared to $137.7 million for the nine months ended September 30, 2020. The period-over-period increase of $16.9 million was primarily due to higher employee incentive compensation costs, contingent compensation expense related to prior acquisitions and an increase in employee-related expenses to support the growth in our operations.
Gain on sale of property and equipment. Gains from the sale of property and equipment for the nine months ended September 30, 2021 were $2.5 million compared to $2.0 million for the nine months ended September 30, 2020. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Interest expense. Interest expense was $1.5 million for the nine months ended September 30, 2021 compared to $3.9 million for the nine months ended September 30, 2020. This decrease was primarily attributable to a decrease in our outstanding debt during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
Income tax expense. Income tax expense was $22.5 million for the nine months ended September 30, 2021, with an effective tax rate of 25.9%, compared to the expense of $15.6 million for the nine months ended September 30, 2020, with an effective tax rate of 27.7%. The decrease in the tax rate for the nine months ended September 30, 2021 was primarily due to a favorable impact from stock compensation excess tax benefits and the reduction of the impact of GILTI.
Net income. Net income was $64.3 million for the nine months ended September 30, 2021 compared to $40.6 million for the nine months ended September 30, 2020. The increase was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Nine months ended September 30,
	2021		2020
(dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$948,285	51.2%	$835,768	51.0%
Commercial & Industrial	903,956	48.8	803,654	49.0
Total	$1,852,241	100.0%	$1,639,422	100.0%
Operating income (loss):
Transmission & Distribution	$96,737	10.2%	$74,189	8.9%
Commercial & Industrial	42,935	4.7	30,002	3.7
Total	139,672	7.5	104,191	6.4
General Corporate	(51,644)	(2.8)	(43,512)	(2.7)
Consolidated	$88,028	4.7%	$60,679	3.7%

Transmission & Distribution
Revenues for our T&D segment for the nine months ended September 30, 2021 were $948.3 million compared to $835.8 million for the nine months ended September 30, 2020, an increase of $112.5 million, or 13.5%. The increase in revenue was primarily related to an increase in revenue on distribution projects and large-sized projects. Revenues from transmission projects represented 62.0% and 64.3% of T&D segment revenue for the nine months ended September 30, 2021 and 2020, respectively.
Operating income for our T&D segment for the nine months ended September 30, 2021 was $96.7 million, an increase of $22.5 million, or 30.4%, from the nine months ended September 30, 2020. The increase in T&D operating income from the prior year was primarily due to higher revenues, favorable job close-outs, better-than-anticipated productivity on certain projects and a favorable change order on a project, partially offset by labor and equipment inefficiencies. As a percentage of revenues, operating income for our T&D segment was 10.2% for the nine months ended September 30, 2021 compared to 8.9% for the nine months ended September 30, 2020.
Commercial & Industrial
Revenues for our C&I segment for the nine months ended September 30, 2021 were $904.0 million compared to $803.7 million for the nine months ended September 30, 2020, an increase of $100.3 million, or 12.5%, primarily due an increase in revenues on various-sized projects in certain geographic areas. Additionally, revenues during the nine months ended September 30, 2020 were negatively impacted by a slight slowdown of work in certain geographic areas related to the COVID-19 pandemic.
Operating income for our C&I segment for the nine months ended September 30, 2021 was $42.9 million, an increase of $12.9 million over the nine months ended September 30, 2020. The period-over-period increase in operating income was primarily due to higher revenues and better-than-anticipated productivity on certain projects. These increases were partially offset by labor and equipment inefficiencies and unfavorable change order adjustments on certain projects. As a percentage of revenues, operating income for our C&I segment was 4.7% for the nine months ended September 30, 2021 compared to 3.7% for the nine months ended September 30, 2020.
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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020

Net income	23,171	17,292	64,318	40,609
Add:
Interest expense, net	282	1,113	1,407	3,935
Income tax expense	7,568	6,542	22,493	15,579
Depreciation & amortization	11,290	11,275	34,618	35,030
EBITDA	$42,311	$36,222	$122,836	$95,153
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
The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020

Provided by Operating Activities:
Net cash flows provided by operating activities	$19,653	$30,703	$108,215	$128,626
Add/(subtract):
Changes in operating assets and liabilities	16,728	(421)	(3,867)	(49,784)
Adjustments to reconcile net income to net cash flows provided by operating activities	(13,210)	(12,990)	(40,030)	(38,233)
Depreciation & amortization	11,290	11,275	34,618	35,030
Income tax expense	7,568	6,542	22,493	15,579
Interest expense, net	282	1,113	1,407	3,935
EBITDA	$42,311	$36,222	$122,836	$95,153

Liquidity and Capital Resources
As of September 30, 2021, we had working capital of $244.9 million. We define working capital as current assets less current liabilities. During the nine months ended September 30, 2021, operating activities of our business provided net cash of $108.2 million, compared to $128.6 million of cash provided for the nine months ended September 30, 2020. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The $20.4 million year-over-year decrease in cash provided by operating activities was primarily due to unfavorable net changes in operating assets and liabilities of $45.9 million, partially offset by an increase in net income of $23.7 million. The unfavorable change in operating assets and liabilities was primarily due to an unfavorable change of $34.0 million in other liabilities and an unfavorable change of $12.9 million in other assets, partially offset by the net favorable year-over-year changes in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $1.5 million. The unfavorable change of $34.0 million in other liabilities was primarily due to higher bonus accruals and the timing of employee related wage and tax payments. The unfavorable change in other assets was primarily due to the prepayment of materials required for a large project. The favorable changes in cash provided by working capital accounts, primarily related to construction activities, was primarily due to favorable changes in contract assets and contract liabilities due to the timing of billings and payments under our contracts.
In the nine months ended September 30, 2021, we used net cash of $30.2 million in investing activities consisting of $32.7 million for capital expenditures, partially offset by $2.5 million of proceeds from the sale of equipment.
In the nine months ended September 30, 2021, financing activities used net cash of $27.6 million, consisting primarily of payment of principal obligations under equipment notes of $24.4 million and share repurchases of $3.4 million, all of which represented shares surrendered to satisfy tax obligations under our stock compensation programs.
We anticipate that our borrowing availability of $362.7 million at September 30, 2021 under our revolving line of credit and future cash flow from operations will provide sufficient cash to enable us to meet our future operating needs, debt service requirements, capital expenditures, acquisition and joint venture opportunities, share repurchases, and $13.4 million of remaining payroll tax deferrals provided under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") which will be paid by the end of next year. Although we believe that we have adequate cash and borrowing capacity to meet our liquidity needs, any large projects or acquisitions may require additional capital. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
Under the Credit Agreement, we are subject to certain financial covenants and are limited to a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. We were in compliance with all of the financial covenants under the Credit Agreement as of September 30, 2021.
We had no debt outstanding under the Facility as of September 30, 2021 and December 31, 2020, and letters of credit outstanding of approximately $12.3 million and $10.4 million as of September 30, 2021 and December 31, 2020, respectively.
Equipment Notes
We have entered into multiple Master Loan Agreements with multiple banks. The Master Loan Agreements may be used for financing of equipment between us and the lending banks pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.
As of September 30, 2021, we had one executed and outstanding Equipment Note that is collateralized by equipment and vehicles owned by us. In addition to regularly scheduled payments, we retired three of our Equipment Notes during the nine months ended September 30, 2021, one of which contained a prepayment penalty. The outstanding balance of our Equipment Notes was $5.0 million and $29.4 million as of September 30, 2021 and December 31, 2020, respectively.
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
Concentration of Credit Risk
We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2021 and 2020, none of our customers individually exceeded 10% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
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
•Our insurance has limits and exclusions that may not fully indemnify us against certain claims or losses, including claims resulting from wildfires or other natural disasters, and an increase in cost, unavailability or cancellation of third party insurance coverages would increase our overall risk exposure and could disrupt our operations and reduce our profitability.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2021, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the nine months ended September 30, 2021 and 2020, including instruments for trading, hedging or speculating on changes in interest rates or commodity prices of materials used in our business.
Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, federal funds effective rate, the NYFRB overnight bank funding rate, CDOR, and LIBOR. If the prime rate, Canadian prime rate, federal funds effective rate, the NYFRB overnight bank funding rate, CDOR, or LIBOR rises, any interest payment obligations would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of September 30, 2021, we did not have any borrowings under our Facility.
Borrowings under our Equipment Notes are at fixed rates established on the date the respective Equipment Note was executed.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Common Stock. The Company did not repurchase any shares of its common stock during the period from July 1, 2021 through September 30, 2021.
Share Repurchase Program. On October 23, 2020 the Company’s Board of Directors announced a new $50.0 million share repurchase program effective November 2, 2020. The Company intends to fund the share repurchase program from cash on hand and through borrowings under its credit facility. The new share repurchase program will expire on November 2, 2021, or when the authorized funds are exhausted, whichever is earlier. No shares were repurchased under the program during the nine months ended September 30, 2021.

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

MYR GROUP INC. (Registrant)

October 27, 2021	/s/ BETTY R. JOHNSON
Betty R. Johnson Senior Vice President and Chief Financial Officer