Form 10-K
period 2021-12-31
MYR GROUP INC.
filed 2022-02-23
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☒
As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the outstanding common equity held by non-affiliates of the registrant was approximately $1.27 billion, based upon the closing sale price of the common stock on such date as reported by the Nasdaq Global Market (for purposes of calculating this amount, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the registrant have been deemed affiliates).
As of February 18, 2022 there were 16,955,264 shares of the registrant’s $0.01 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with its 2022 annual meeting of stockholders expected to be held on April 21, 2022, are incorporated into Part III hereof.

MYR GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021
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

PART I
Item 1.    Business
General
We are a holding company of specialty electrical construction service providers that was established in 1995 through the merger of long-standing specialty contractors. Through our subsidiaries, we serve the electric utility infrastructure, commercial and industrial construction markets. Our operations are currently conducted through wholly owned subsidiaries. We primarily provide electrical construction services through a network of local offices located throughout the United States and Canada. We provide a broad range of services, including design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair.
Our principal executive offices are located at 12150 East 112th Avenue, Henderson, Colorado 80640. The telephone number of our principal executive offices is (303) 286-8000.
Reportable Segments
Through our subsidiaries, we are a leading specialty contractor serving the electric utility infrastructure, commercial and industrial construction markets in the United States and Canada. We manage and report our operations through two electrical contracting service segments: Transmission and Distribution (“T&D”) and Commercial and Industrial (“C&I”). We generally focus on improving our profitability by selecting projects we believe will provide attractive margins, actively monitoring the costs of completing our projects, holding customers accountable for costs related to changes to contract specifications and rewarding our employees for effectively managing costs.
Transmission and Distribution segment.   We have operated in the transmission and distribution industry since 1891. We are one of the largest U.S. contractors servicing the T&D sector of the electric utility industry. We provide a broad range of services on electric transmission and distribution networks and substation facilities, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair, to customers in the electric utility industry throughout the United States and Ontario, Canada. Our T&D services include the construction and maintenance of high voltage transmission lines, substations, lower voltage underground and overhead distribution systems, renewable power facilities and limited gas construction services. We also provide emergency restoration services in response to hurricane, ice or other storm-related damage.
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
Commercial and Industrial segment.   We have provided electrical contracting services for commercial and industrial construction since 1912. Our C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, the installation of traffic networks and the installation of bridge, roadway and tunnel lighting in the United States and western Canada. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, renewable energy projects, manufacturing plants, processing facilities, water treatment facilities, mining facilities and transportation control and management systems.
In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors, but also contract directly with facility owners. We have a diverse customer base with many long-standing relationships.
Additional financial information related to our business segments is provided under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 17 — Segment Information to our Financial Statements.

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
For the years ended December 31, 2021, 2020 and 2019, our top 10 customers accounted for 34.9%, 32.7%, and 30.8%, of our revenues, respectively. For the years ended December 31, 2021, 2020 and 2019, no single customer accounted for more than 10.0% of annual revenues.
For the years ended December 31, 2021, 2020 and 2019, revenues derived from T&D customers accounted for 52.1%, 51.4% and 54.8% of our total revenues, respectively, and revenues derived from C&I customers accounted for 47.9%, 48.6% and 45.2% of our total revenues, respectively.
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
On occasion, time-and-equipment, time-and-materials and cost-plus contracts include shared savings clauses, in which the contract includes a target price and we agree to share savings from that target price with our customer.
Fixed-price and unit-price contracts typically have higher potential margins; however, they hold a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have less margin upside, but generally have a lower risk of cost overruns. Work in our T&D segment is generally completed under fixed-price, time-and-materials, time-and-equipment, unit-price and cost-plus agreements. Work in our C&I segment is typically performed under fixed-price, time-and-materials, cost-plus, and unit-price agreements. Fixed-price contracts accounted for 61.0% of total revenue for the year ended December 31, 2021, including 43.0% of our total revenue for our T&D segment and 80.5% of our total revenue for our C&I segment.
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

Our T&D segment also provides services under MSAs that cover maintenance, upgrade and extension services, as well as new construction. Work performed under MSAs is typically billed on a unit-price, time-and-materials or time-and-equipment basis. MSAs are typically one to three years in duration. Under MSAs, customers generally agree to contract with us for certain services in a specified geographic region. A majority of our MSAs do not include obligations to assign specific volumes of work to us nor do they grant us exclusivity, although in some cases certain work under the MSA may be subject to our right of first refusal. Many of our contracts, including MSAs, are open to bidding at expiration and generally attract numerous bidders.
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
While we believe our customers consider a number of factors when selecting a service provider, most of their work is awarded through a bid process where price is always a principal factor. See “Item 1A. Risk Factors — Our industry is highly competitive.”

T&D Competition
Our T&D segment competes with a number of companies in the local markets where we operate, ranging from small local independent companies to large national firms. There are many national or large regional firms that compete with us for T&D contracts including, among others, Asplundh Construction Corp., Davis H. Elliot Company, Inc., MasTec, Inc., Michels Corporation, Pike Corporation, Power Line Services, Inc., Primoris Services Corporation and Quanta Services, Inc.
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
A major competitive factor in our C&I segment is the individual relationships that we and our competitors have developed with general contractors who typically manage the bid process, along with the willingness to be an exclusive partner with the general contractor on pursuits requiring the complete finance, design and construction services for the project. Additionally, the equipment requirements for C&I work are generally not as significant as that of T&D construction. Since C&I construction typically involves the purchase of materials, the financial resources to procure the required materials and equipment of a particular project may impact the competition that we encounter. We differentiate ourselves from our competitors by bidding for larger and more technically complex projects, which we believe many of our smaller competitors may not be capable of executing effectively or profitably. We believe that we have a favorable competitive position in the markets that we serve, due in part to our strong operating history, strong local market share, our reputation and our relationships with our customers.
Project Bonding Requirements and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We are required to reimburse the surety for its expenses incurred in performing its obligations under the bond. We believe that the strength of our balance sheet, as well as our strong and long-standing relationship with our sureties, enhances our ability to obtain adequate financing and bonds. These bonds are typically issued at the face value of the contract awarded. As of December 31, 2021, we had approximately $406.0 million in original face amount of bonds outstanding for projects in our T&D segment and approximately $983.3 million for projects in our C&I segment. Our estimated remaining cost to complete these bonded projects for both segments was approximately $607.0 million as of December 31, 2021. As of December 31, 2020, we had approximately $542.8 million in original face amount of bonds outstanding for projects in our T&D segment and approximately $789.1 million for projects in our C&I segment. The ability to post bonds provides us with a competitive advantage over smaller or less financially secure competitors.
From time to time we guarantee the obligations of our subsidiaries, including obligations under certain contracts with customers, certain lease agreements and, in some states, obligations in connection with obtaining contractors’ licenses. Additionally, from time to time we are required to post letters of credit to guarantee the obligations of our subsidiaries, which reduces the borrowing availability under our credit facility.

Backlog
We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. A customer’s intention to award us work under a fixed-price contract is not included in backlog unless there is an actual award and contract to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of MSAs that typically have a one- to three-year duration from execution. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to generate in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Our backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between our backlog and remaining performance obligations is due to the portion of our MSAs that is excluded, under certain contract types, from our remaining performance obligations as these contracts can be canceled for convenience at any time by us or the customer without considerable cost incurred by the customer. Our estimated backlog also includes our proportionate share of unconsolidated joint venture contracts. Additional information related to our remaining performance obligations is provided in Note 12 — Revenue Recognition to our Financial Statements. See also “Item 1A. Risk Factors — Backlog may not be realized or may not result in profits and may not accurately represent future revenue.”
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
There can be no assurance as to the accuracy of our current estimates of customer requirements, existing and future needs under MSAs, or of the values of our cost or time-dependent contracts and, therefore, our current backlog may not be realized as part of our future revenues. Subject to the foregoing discussions, the following table summarizes our estimate of backlog that we believe to be firm as of the dates shown and the backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at December 31, 2021
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2020
T&D	$676,130	$84,075	$753,932
C&I	1,113,014	339,659	895,524
Total	$1,789,144	$423,734	$1,649,456
Changes in backlog from period to period are primarily the result of fluctuations in the timing of awards and revenue recognition of contracts. Our backlog as of December 31, 2021 and 2020 included our proportionate share of unconsolidated joint venture backlog totaling $5.4 million and $24.8 million, respectively.

Trade Names and Intellectual Property
We operate in the United States under a number of trade names, including: The L. E. Myers Co.; Harlan Electric Company; Great Southwestern Construction, Inc.; Sturgeon Electric Company, Inc.; MYR Energy Services, Inc.; E.S. Boulos Company; High Country Line Construction, Inc.; Sturgeon Electric California, LLC; GSW Integrated Services, LLC; Huen Electric, Inc. and CSI Electrical Contractors, Inc. We operate in Canada under the following trade names: MYR Transmission Services Canada, Ltd.; Northern Transmission Services, Ltd; Western Pacific Enterprises Ltd; Powerline Plus Ltd. and PLP Redimix Ltd. We do not generally register our trade names, but instead rely on statutory and common law protection. While we consider our trade names to be valuable assets, we do not consider any single trade name to be of such material importance that its absence would cause a material disruption to our business. We also do not materially rely upon any patents, licenses or other intellectual property.
Equipment
Our long history in the T&D industry has allowed us to be instrumental in designing much of the specialty tools and equipment used in the industry, including wire pullers, wire tensioners and aerial devices. We operate a fleet of trucks and trailers, support vehicles, bulldozers, bucket trucks, digger derricks and cranes and specialty construction equipment, such as wire pullers and wire tensioning machines. We also rely on specialized tooling, including stringing blocks, wire grips and presses. The standardization of our trucks and trailers allows us to streamline training, maintenance and parts costs. We operate a centralized fleet facility, as well as numerous regional maintenance shops throughout the United States, that are staffed with over 150 mechanics and equipment managers who service our fleet. Our ability to internally service our fleet in various markets often allows us to reduce repair costs and the time equipment is out of service by eliminating both the need to ship equipment long distances for repair and dependence on third party maintenance providers. Our maintenance shops are also able to modify standard construction equipment to meet the specific needs of our specialty applications. We are a final-stage manufacturer for several configurations of our specialty vehicles, and, in the event that a particular piece of equipment is not available to us, we can often build the component on-site, which reduces our reliance on our equipment suppliers.
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
Regulation
Our operations are subject to various laws and regulations including:
•licensing, permitting and inspection requirements applicable to contractors, electricians and engineers;
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
We are also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other customer, vendor or employee data. In addition, health and safety regulations (including laws or regulations promulgated in response to the ongoing COVID-19 pandemic) may require increased operating costs or capital investments to promote a safe working environment. With respect to the laws and regulations noted above, as well as other applicable laws and regulations, the Company's compliance programs may under certain circumstances involve material investments in the form of additional processes, training, personnel, information technology and capital. For a discussion of the risks associated with certain applicable laws and regulations, see “Item 1A. Risk Factors."

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

We seek to attract and retain highly qualified craft employees by providing a superior work environment through our emphasis on safety, competitive compensation, and high-quality fleet of equipment. The number of individuals we employ varies significantly throughout the year, typically with lower staffing levels at year end and through the winter months when fewer projects are active. The number of craft employees fluctuates depending on the number and size of projects at any particular time. As of December 31, 2021, we had approximately 7,600 employees, consisting of approximately 1,500 salaried employees, including executive officers, district managers, project managers, superintendents, estimators, office managers, administrative staff, clerical personnel and approximately 6,100 craft employees. Approximately 92% of our craft employees are members of unions, with the majority being members of the International Brotherhood of Electrical Workers (“IBEW”), who are represented by many local unions under agreements with generally uniform terms and varying expiration dates. We generally are not direct parties to such local agreements, but instead these agreements are entered into by and between the IBEW local unions and the National Electrical Contractors Association (“NECA”), of which the majority of our subsidiaries are members. On occasion, we also employ individuals who are members of other trade unions pursuant to multi-employer, multi-union project agreements.
Information about our Executive Officers

Name	Age on February 23, 2022	Position
Richard S. Swartz	58	President and Chief Executive Officer
Betty R. Johnson	63	Senior Vice President and Chief Financial Officer
Tod M. Cooper	57	Senior Vice President, Chief Operating Officer T&D
William F. Fry	47	Vice President, Chief Legal Officer and Secretary
Jeffrey J. Waneka	60	Senior Vice President, Chief Operating Officer C&I
Richard S. Swartz was appointed president and chief executive officer in January 2017 and has served as a member of our board of directors since April 2019. Prior to his current role, he served as executive vice president and chief operating officer of MYR from September 2016 to December 2016 and as senior vice president and chief operating officer of MYR from May 2011 to September 2016. Mr. Swartz served as senior vice president of MYR from August 2009 to May 2011, and as a group vice president of MYR from 2004 to 2009. Prior to becoming a group vice president, Mr. Swartz served as vice president of our transmission & distribution central division from 2002 to 2004. Mr. Swartz has held a number of additional positions since he joined us in 1982, including project foreman, superintendent, project manager and district manager.
Betty R. Johnson has served as senior vice president, chief financial officer since October 2015. From October 2015 to November 2020, she also served as our treasurer. Prior to joining us, Ms. Johnson served as the chief financial officer of Faith Technologies, Inc., a privately held electrical, engineering and technology systems contractor, in 2015. From 2009 to 2014, Ms. Johnson served as the vice president of global finance and chief financial officer of Sloan Valve Company. Prior to this, Ms. Johnson was executive vice president and chief financial officer with Block and Company, Inc. from 2003 to 2009. From 1999 to 2003 she served as the vice president-operations/finance with Encompass Services Corporation. Ms. Johnson served as our controller from 1992 to 1998 and vice president and controller from 1998 to 1999. Ms. Johnson served as a member of our board of directors from 2007 until accepting her current position with us in 2015. Ms. Johnson also currently serves on the board of directors of Atkore Inc., a publicly-traded manufacturer of electrical products company.
Tod M. Cooper was appointed senior vice president and chief operating officer T&D in January 2017. Prior to his current role, he served as senior vice president of MYR from August 2013 to December 2016. Mr. Cooper served as group vice president, east of MYR from 2009 to 2013 and vice president T&D, east of MYR from 2006 to 2009. Mr. Cooper has held a number of additional positions since joining us in 1989, including business development manager, regional manager, district manager, and estimator.
William F. Fry joined us as vice president, chief legal officer and secretary in January 2019. Prior to joining us, Mr. Fry served as vice president — legal for Team Inc., a specialty industrial service, engineering and manufacturing company, from 2016 to 2018. Mr. Fry was general counsel, secretary, vice president & chief compliance officer of Furmanite Corporation, a provider of specialized technical services and product solutions, from 2012 to 2016, prior to its merger with Team Inc. Prior to joining Furmanite Corporation, Mr. Fry worked for American Tank & Vessel, Inc., a specialty engineering and construction company, in various roles from 2006 to 2012, ultimately serving as their general counsel.
Jeffrey J. Waneka was appointed senior vice president and chief operating officer C&I in January 2017. Prior to his current role, he served as president of our subsidiary company, Sturgeon Electric Company, Inc., from February 2015 to December 2016. Mr. Waneka served as group vice president, C&I of MYR from 2014 to 2015 and vice president, C&I of MYR from 2009 to 2014. Mr. Waneka has held a number of additional positions since joining the Company in 1991, including regional manager, director business development and district manager.

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
Item 1A.    Risk Factors
You should read the following risk factors carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could affect our operations. The risks described below highlight some of the factors that have affected, and in the future could affect, our operations. Although the risks are organized by heading, and each risk is described separately, many of the risks are interrelated. Additional risks we do not yet know of, or that we currently think are immaterial, may also affect our operations. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, results of operations and cash flows could be affected and our stock price could decline.
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
•schedule delays, equipment and materials availability and increasing insurance, equipment, labor and material costs related to the continued market disruption from the COVID-19 pandemic and regulatory slowdowns;
•the timing and integration of acquisitions and the magnitude of the related acquisition and integration costs;
•the loss of a major customer;
•changes in the mix of our customers, contracts and business;
•the amount of subcontractor and material costs in our projects;
•payment risk associated with the financial condition of our customers;
•increases in design, construction and operating costs, due to inflation or other unforeseen causes, that we are unable to pass through to our customers;
•the termination or expiration of existing agreements;
•regional and general economic conditions and the condition of the financial markets;
•losses experienced in our operations not otherwise covered by insurance;
•costs we incur to support growth internally or otherwise;
•availability of qualified labor for specific projects;
•supply chain interruptions, including as a result of natural disasters, wildfires, weather, labor disputes, pandemic outbreak of disease, fire or explosions and power outages;

•liabilities associated with participation in joint ventures related to third party failures;
•the inability to secure sufficient funding to finance continuing operations, fund growth or to provide the required financial resources certain large projects may require;
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
From time to time, our business strategy includes expanding our presence in the industries we serve through strategic acquisitions of companies or entry into joint ventures that complement or diversify our business. Future acquisition targets that meet our criteria may be limited. We may also face competition for acquisition opportunities, and other potential acquirers may offer more favorable terms or have greater financial resources available for potential acquisitions. This competition may limit our ability to grow through acquisitions or could raise the prices of acquisitions, adversely impacting any accretion that might be achieved. Failure to consummate future acquisitions could negatively affect our future growth strategies. Additionally, the acquisitions we pursue may involve significant cash expenditures, the incurrence or assumption of debt or burdensome regulatory requirements.
Any acquisition may ultimately have a negative impact on our business, financial condition, results of operations or cash flows. We may not realize the anticipated benefits and synergies of an acquisition, and our attempts at integrating an acquired business may not be successful. Acquisitions or joint ventures may expose us to operational and financial challenges and risks, including:
• the disruption of our ongoing business;
• significant diversion of resources and management’s attention from our existing business;
• reductions of cash and other resources available for operations and other uses;
• exposure to risks specific to the acquired businesses, services, or technologies to which we are not currently exposed;
• the failure to retain key personnel or customers of an acquired business;
• difficulties integrating new operations and personnel;
• failure of acquired companies to achieve the results we expect; and
• the assumption of unknown liabilities of the acquired business for which there are inadequate reserves and the potential impairment of acquired intangible assets.
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
We have in the past brought, and may in the future bring, claims against our customers related to, among other things, the payment terms of our contracts and change orders relating to our contracts. These types of claims occur due to, among other things, customer-caused delays or changes in project scope, both of which may result in additional cost, which may not be recovered until the claim is resolved. Additionally, if any of our customers do not proceed with the completion of projects or default on their payment obligations, or if we encounter disputes with our customers with respect to the adequacy of billing support, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred. In some instances, these claims can be the subject of lengthy legal proceedings, and it is difficult to accurately predict when or if they will be fully resolved. A failure to promptly recover on these types of claims in the future could have a negative impact on our business, financial condition, results of operations and cash flows. Additionally, any such claims may harm our future relationships with our customers.
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
Our insurance has limits and exclusions that may not fully indemnify us against certain claims or losses, including claims resulting from wildfires or other natural disasters and an increase in cost, or the unavailability or cancellation of third-party insurance coverages would increase our overall risk exposure and may reduce our profitability.
We maintain insurance coverages from third party insurers as part of our overall risk management strategy and most of our customer contracts require us to maintain specific insurance coverage limits. We maintain insurance policies with respect to automobile liability, general liability, employer’s liability, workers’ compensation, our employee group health program, and other types of coverages, but these policies are subject to high deductibles, and we are self-insured up to the amount of those deductibles. Insurance losses are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. Insurance liabilities are difficult to assess and estimate due to unknown factors, including the frequency and severity of injuries, the magnitude of damage to or loss of property or the environment, the determination of our liability in proportion to other parties, estimates of incidents not reported and the effectiveness of our safety programs, and as a result, our actual losses may exceed our estimates. There can be no assurance that our current or past insurance coverages will be sufficient or effective under all circumstances or against all claims and liabilities to which we may be subject.
We generally renew our insurance policies on an annual basis; therefore, deductibles and levels of insurance coverages may change in future periods. There can be no assurance that any of our existing insurance coverages will be renewed upon the expiration of the coverage period or that future coverage will be available at reasonable and competitive rates or at the required limits. The cost of our insurance has significantly increased and may continue to increase in the future. In addition, insurers may fail, cancel our coverage, increase the cost of coverage, determine to exclude certain items from coverage, or otherwise be unable to provide us with adequate insurance coverage. We may not be able to obtain certain types of insurance or incremental levels of insurance in scope or amount sufficient to cover liabilities we may incur. For example, due to the recent increase in wildfire losses and related insurance claims, insurers have reduced coverage availability and increased the cost of insurance coverage for such events in recent years, and our current levels of coverage may not be sufficient to cover potential losses. If our risk exposure increases as a result of adverse changes in our insurance coverages, we could be subject to increased liabilities that could negatively affect our business, financial condition, results of operations and cash flow.
In addition, we perform work in hazardous environments and our employees are exposed to a number of hazards. Incidents can occur, regardless of fault, that may be catastrophic and adversely impact our employees and third parties by causing serious personal injury, loss of life, damage to property or the environment, and interruption of operations. Furthermore, we perform a significant amount of services for customers that operate electrical power infrastructure assets in locations and climates that are more susceptible to wildfires or other natural disasters. In locations or environments where claims have become more frequent or severe in recent years, insurance may become difficult or impossible to obtain. Our contracts may require us to indemnify our customers, project owners and other parties for injury, damage or loss arising out of our presence at our customers’ location, or in the performance of our work, in both cases regardless of fault, and provide for warranties for materials and workmanship. We may also be required to name the customer and others as an additional insured under our insurance policies. We maintain limited insurance coverage against these and other risks associated with our business. This insurance may not protect us against liability for certain events, and we cannot guarantee that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Any future damages caused by our services that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our business, financial position, results of operations and cash flows.

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
Health outbreaks such as the COVID-19 pandemic may have an adverse impact on our business, employees, liquidity, financial condition, results of operations and cash flows.
While the ongoing COVID-19 pandemic has disrupted global supply chains and created significant volatility and disruption of financial markets, we have continued to operate without substantial interruption, as most of our operations are considered essential. However, future changes to our business, implementation of required, health and safety protocols and other potential impacts from the COVID-19 pandemic or other future health outbreaks could result in higher operating costs and could adversely impact our business, including certain operational, reporting, accounting or other processes. In addition, an extended period of remote work arrangements could impair our ability to effectively manage our business, and introduce additional operational risks, including but not limited to cybersecurity risks and increased vulnerability to security breaches, cyber-attacks, computer viruses, ransomware, or other similar events and intrusions.

As our response to the COVID-19 pandemic continues to evolve, we are unable to predict the ultimate impact at this time and the pandemic could adversely affect, our business, financial condition, results of operations and cash flows. Such effects may be material and the potential impacts include, but are not limited to:
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
As the situation surrounding COVID-19 continues to remains fluid, and given its inherent uncertainty, the pandemic may have an adverse impact on our business. Should health outbreaks or the ongoing COVID-19 pandemic conditions worsen or persist for a prolonged period, any of the above factors and others that are currently unknown, may have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we cannot predict the future impact that the COVID-19 pandemic will have on our customers and suppliers, and any adverse impacts on these parties may have a material adverse impact on our business.
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
Current and potential legislative or regulatory actions may impact demand for our services, requiring utilities to meet reliability standards, and encourage installation of new electric transmission and renewable energy generation facilities. However, it is unclear whether these initiatives will create sufficient incentives for projects or result in increased demand for our services.

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
An increase in the prices or availability of certain materials and commodities used in our business could adversely affect our business.
For certain contracts, we are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in all of our operations. We are also exposed to the availability of these materials which have been impacted by the supply-chain disruption from the COVID-19 pandemic and regulatory slowdowns. In addition, our customers’ capital budgets may be impacted by the prices of certain materials, and reduced customer spending could lead to fewer project awards and more competition. These prices could be materially impacted by general market conditions and other factors, including U.S. trade relationships with other countries or the imposition of tariffs. We are also exposed to increases in energy prices, particularly as they relate to fuel prices for our fleet vehicles. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, some of our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects.
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
As of December 31, 2021, approximately 92% of our craft labor employees were covered by collective bargaining agreements. Although most of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages could adversely impact our relationships with our customers and could cause us to lose business, resulting in decreased revenues. From time to time, we have experienced attempts to unionize our nonunion businesses. Such efforts often delay work and present the risk of labor unrest. If nonunion employees were to unionize, we could experience higher ongoing labor costs.
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
We and our business partners are heavily reliant on information and communications technology and related systems to conduct our business. We also rely on third-party software and information technology to run certain of our critical accounting, project management and financial information systems. Furthermore, in connection with our business we may collect and retain personally identifiable and other sensitive information of our customers and personnel, all of which expect that we will adequately protect such information. The failure of these systems to operate effectively or problems with transitioning to upgraded or replacement systems could cause delays and reduce the efficiency of our operations, which could have a material adverse effect on our business, financial position, results of operations and cash flows, and significant costs could be incurred to remediate any problem. In addition, the risk of cyber-based attacks is heightened with many of our employees working and accessing our technology infrastructure remotely as a result of the COVID-19 pandemic.
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

As techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. As cyber threats continue to evolve, we may be required to expend additional resources to comply with new cyber-related regulations, continue to enhance our information security measures or investigate and remediate any information security vulnerabilities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service. This could also impact the cost and availability of cyber insurance to us. Additionally, due to recent increases in cyber losses by the insurance industry, cyber insurance coverage may be limited and/or subject to a significant increase in cost. Furthermore, our relationships with, and access provided to, third parties and their vendors may create difficulties in anticipating and implementing adequate preventative measures or mitigating harms after an attack or breach occurs.
During the normal course of business, we have experienced and expect to continue to experience attempts to compromise our information and communications technology and related systems. To date, no cybersecurity incident or attack has had a material impact on our business or results of operations. If a material, actual or perceived breach of our security occurs, the public perception of the effectiveness of our security measures could be harmed and we could lose customers. Any such material disruptions or breaches of security would have a material adverse effect on our business, financial position, results of operations and cash flows.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal executive offices are located at 12150 East 112th Avenue, Henderson, Colorado 80640 in a building that we own. In addition to our executive offices, certain legal, accounting and other personnel are located in this building. As of December 31, 2021, we owned 18 operating facilities and leased many other properties in various locations throughout our service territories. Most of our properties are used as operational offices or for fleet operations. We believe that our facilities are adequate for our current operating needs. We do not believe that any owned or leased facility is material to our operations and, if necessary, we could obtain replacement facilities for our leased facilities.
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
Holders of Record
As of February 18, 2022, we had 6 holders of record of our common stock.
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
Purchases of Common Stock
We did not purchase any shares of common stock in October, November or December of 2021.
Performance Graph
The following Performance Graph and related information shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares, for the period from December 31, 2016 to December 31, 2021, the cumulative total stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index (the “S&P 500 Index”), the Russell 2000 Index, and a peer group index selected by our management that includes eleven publicly traded companies within our industry (the “Peer Group”). The comparison assumes that $100 was invested on December 31, 2016 and further assumes any dividends were reinvested quarterly. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.
The companies in the Peer Group were selected because they comprise a broad group of publicly traded companies, each of which has some operations similar to ours. When taken as a whole, the Peer Group more closely resembles our total business than any individual company in the group while reducing the impact of a significant change in any one of the Peer Group company’s stock price. For 2021, we removed Aegion Corporation from our Peer Group because they are no longer publicly traded. The Peer Group is composed of the following companies:

Astec Industries, Inc.	Granite Construction Incorporated	Primoris Services Corporation*
Comfort Systems USA, Inc.	IES Holdings, Inc.	Quanta Services, Inc.*
Dycom Industries, Inc.	MasTec, Inc.*	Tetra Tech, Inc.
EMCOR Group*	Matrix Service Company
___________________________
*    Considered our core group of peers with a more significant portion of operations being similar to ours than the overall group. Graph presents entire Peer Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MYR Group, Inc., the S&P 500 Index, the Russell 2000 Index,
and a Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
MYR Group Inc.
S&P 500
Russell 2000
Peer Group

*$100 invested on 12/31/2016 in stock or including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved
Copyright© 2022 Russell Investment Group. All right reserved.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
MYR Group Inc.	100.00	94.82	74.76	86.49	159.50	293.39
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
Peer Group	100.00	116.63	88.70	118.27	154.33	221.98
Item 6. [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the other sections of this report, including the Financial Statements and related notes contained in Item 8 of this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors.” We assume no obligation to update any of these forward-looking statements.
Presentation of Information
The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the fiscal years ended December 31, 2020 and 2021. For a discussion of changes from the fiscal year ended December 31, 2019 to the fiscal year ended December 31, 2020, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 (filed March 3, 2021).

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
We have operated in the transmission and distribution industry since 1891. We are one of the largest U.S. contractors servicing the T&D sector of the electric utility industry and provide T&D services throughout the United States and in Ontario, Canada. Our T&D customers include many of the leading companies in the electric utility industry. We have provided electrical contracting services for commercial and industrial construction since 1912. Our C&I segment provides services in the United States and in western Canada. Our C&I customers include facility owners and general contractors.
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
We had revenues for the year ended December 31, 2021 of $2.50 billion compared to $2.25 billion for the year ended December 31, 2020. For the year ended December 31, 2021, net income was $85.0 million compared to $58.8 million for the year ended December 31, 2020.
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
For the year ended December 31, 2021, our T&D revenues were $1.30 billion, or 52.1%, of our revenue, compared to $1.15 billion, or 51.4%, of our revenue for the year ended December 31, 2020 and $1.13 billion, or 54.8%, of our revenue for the year ended December 31, 2019. Revenues from transmission projects represented 62.0%, 64.6%, and 68.1% of T&D segment revenue for the years ended December 31, 2021, 2020 and 2019, respectively.
Our T&D segment also provides restoration services in response to hurricanes, ice storms or other storm related events, which accounted for less than 5% of our annual revenues in 2021, 2020 and 2019.
Measured by revenues in our T&D segment, we provided 43.0%, 44.0% and 49.7% of our T&D services under fixed-price contracts during the years ended December 31, 2021, 2020 and 2019, respectively. We also provide many services to our customers under multi-year maintenance service agreements and other variable service agreements.
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
For the year ended December 31, 2021, our C&I revenues were $1.20 billion, or 47.9%, of our revenue, compared to $1.09 billion, or 48.6%, of our revenue for the year ended December 31, 2020 and $936.7 million, or 45.2%, of our revenue for the year ended December 31, 2019.

Measured by revenues in our C&I segment, we provided 80.5%, 82.7% and 74.8% of our services under fixed-price contracts for the years ended December 31, 2021, 2020 and 2019, respectively.
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
We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new sources of renewable generation. Consequently, we believe we will continue to see significant bidding activity on large transmission projects going forward. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in 2022 will likely not begin until 2023. Bidding and construction activity for small to medium-size transmission projects and upgrades remain active, and we expect this trend to continue, primarily due to reliability and economic drivers.
As a result of reduced spending by United States utilities on their distribution systems for several years, we believe there is a need for sustained investment by utilities on their distribution systems to properly maintain or meet reliability requirements. In 2021, we continued to see increased bidding activity in some of our electric distribution markets, as economic conditions improved in those areas. We believe the increased hurricane activity and destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and staffing constraints. We believe electric utility employee retirements could increase with further economic recovery, which may result in an increase in outsourcing opportunities. We expect to see an incremental increase in distribution opportunities in the United States and in Ontario, Canada in 2022.
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
We strive to maintain our status as a preferred provider to our T&D and C&I customers. In an effort to support our growth strategy and maximize stockholder returns, we seek to efficiently manage our capital. Through 2021, we continued to implement strategies that further expand our capabilities and effectively allocate capital. On January 4, 2022, we acquired all issued and outstanding shares of capital stock of Powerline Plus Ltd. and its affiliate (collectively, the “Powerline Plus Companies"), which expanded our distribution operations in Canada. On July 15, 2019, we completed the acquisition of substantially all the assets of CSI Electrical Contractors, Inc. (“CSI”), which expanded our C&I operations in California. Additionally, we ended 2021 with $362.7 million available under our credit facility.
We continue to manage our increasing costs for supporting our operations, including increasing insurance, equipment, labor and material costs. We believe that our financial position, positive cash flows and other operational strengths will enable us to manage the challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our strategies. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity. In 2021 and 2020, we invested in capital expenditures of approximately $52.4 million and $44.4 million, respectively. Most of our capital expenditures supported opportunities in our T&D business. We plan to continue to evaluate our needs for additional equipment and tooling.
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
Performance Risk.   Margins may fluctuate because of the volume of work and the impacts of pricing and job productivity, which can be impacted both favorably and negatively by customer decisions and crew productivity, as well as other factors. When comparing a service contract between periods, factors affecting the gross margins associated with the revenues generated by the contract may include pricing under the contract, the volume of work performed under the contract, the mix of the type of work specifically being performed, the availability of labor resources at expected labor rates and the productivity of the crews performing the work. Productivity can be influenced by many factors including the experience level of the crew, whether the work is on an open or encumbered right of way, weather conditions, geographical conditions, trade stacking, performance of other sub-trades, schedule changes, effects of environmental restrictions, equipment availability and regulatory and permitting delays.

Revenue Mix and Contract Terms.   The mix of revenue derived from the industries we serve will impact gross margins. Changes in our customers’ spending patterns in each of the industries we serve can cause an imbalance in supply and demand and, therefore, affect margins and mix of revenue by industry served. Storm restoration services typically command higher profit margins than other maintenance services. Seasonal and weather factors, as noted below, can impact the timing at which customers perform maintenance and repairs, which can cause a shift in the revenue mix. Some of our time-and-equipment, time-and-materials and cost-plus contracts include shared savings clauses, in which the contract includes a target price and we agree to share savings from that target price with our customer. Additionally, new construction work has a higher gross margin than maintenance and repair work. New construction work is often obtained on a fixed-price basis, which carries a higher risk than other types of pricing arrangements because a contractor can bear the risk of increased expenses. As such, we generally bid fixed-price contracts with higher profit margins. We typically derive approximately 25% to 45% of our revenue from maintenance and repair work that is performed under pre-established or negotiated prices or cost-plus pricing arrangements which generally allow us a set margin above our costs. Thus, the mix between new construction work, at fixed-price, and maintenance and repair work, at cost-plus, in a given period will impact gross margin in that period. The timing of accounting recognition of such savings can impact our margins. In addition, change orders and claims can impact our margins. Costs related to change orders and claims are recognized in contract costs when incurred, but revenue related to change orders is only recognized when it is probable that the change order will result in an addition to contract value and can be reliably estimated, whereas revenue related to claims is recognized only to the extent that contract costs related to the claim have been incurred and when it is probable that the claim will result in an addition to contract value which can be reliably estimated. Generally, no profit is recognized on a claim until final settlement occurs.
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
Fleet Availability, Cost, Utilization, Estimation, and Bidding.   We operate a centrally-managed fleet in the United States in an effort to control rising costs and achieve efficient equipment utilization. We also develop internal equipment rates which provide our business units with appropriate cost information to estimate bids for new projects. Availability of equipment for a particular contract is determined by our internal fleet ordering process which is designed to optimize the use of internal fleet assets and allocate equipment costs to individual contracts. We believe these processes allow us to utilize our equipment efficiently, which leads to improved gross margins. Transmission and distribution projects can require different types of equipment. A significant shift in project mix or timing could impact fleet utilization, causing gross margins to vary.

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
Consolidated Results of Operations
The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated:
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	For the year ended December 31,
(dollars in thousands)	2021		2020
Contract revenues	$2,498,289	100.0%	$2,247,392	100.0%
Contract costs	2,173,308	87.0	1,971,539	87.7
Gross profit	324,981	13.0	275,853	12.3
Selling, general and administrative expenses	207,208	8.3	188,535	8.4
Amortization of intangible assets	2,311	0.1	3,586	0.2
Gain on sale of property and equipment	(3,098)	(0.1)	(2,813)	(0.1)
Income from operations	118,560	4.7	86,545	3.8
Other income (expense):
Interest income	70	—	9	—
Interest expense	(1,799)	(0.1)	(4,563)	(0.2)
Other expense, net	(525)	—	(606)	—
Income before provision for income taxes	116,306	4.6	81,385	3.6
Income tax expense	31,300	1.2	22,626	1.0
Net income	85,006	3.4	58,759	2.6
Less: net loss attributable to noncontrolling interest	(4)	—	—	—
Net income attributable to MYR Group Inc.	$85,010	3.4%	$58,759	2.6%
Revenues.   Revenues increased $250.9 million, or 11.2%, to $2.50 billion for the year ended December 31, 2021 from $2.25 billion for the year ended December 31, 2020. The increase was primarily due to an increase in revenue on various-sized C&I projects in certain geographic areas and an increase in revenue on distribution projects and large-sized T&D projects. Additionally, revenues during the year ended December 31, 2020 were negatively impacted by a slight slowdown of C&I work in certain geographic areas related to the COVID-19 pandemic.
Gross margin.   Gross margin increased to 13.0% for the year ended December 31, 2021 from 12.3% for the year ended December 31, 2020. The increase in gross margin was primarily due to better-than-anticipated productivity on certain projects, favorable job close-outs and favorable change order adjustments on certain projects. These improvements were partially offset by labor and equipment inefficiencies on certain projects and unfavorable change order adjustments on certain projects. Changes in estimates of gross profit on certain projects resulted in a gross margin increase of 0.4% and a decrease of 0.8% for the years ended December 31, 2021 and 2020, respectively.
Gross profit.   Gross profit increased $49.1 million, or 17.8%, to $325.0 million for year ended December 31, 2021 from $275.9 million for the year ended December 31, 2020, due to higher revenues and margins.

Selling, general and administrative expenses.   SG&A, was $207.2 million for the year ended December 31, 2021, an increase of $18.7 million from $188.5 million for the year ended December 31, 2020. The year-over-year increase was primarily due to higher employee incentive compensation costs, contingent compensation expense related to prior acquisitions and an increase in employee-related expenses to support the growth in our operations.
Gain on sale of property and equipment.   Gains from the sale of property and equipment in the year ended December 31, 2021 were $3.1 million compared to $2.8 million in the year ended December 31, 2020. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Interest expense.   Interest expense was $1.8 million for the year ended December 31, 2021 compared to $4.6 million for the year ended December 31, 2020. This decrease was primarily attributable to a decrease in our outstanding debt during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Income tax expense.   Income tax expense was $31.3 million for the year ended December 31, 2021, with an effective tax rate of 26.9%, compared to $22.6 million for the year ended December 31, 2020, with an effective tax rate of 27.8%. The decrease in the tax rate for the year ended December 31, 2021 was primarily due to the impact of the global intangible low tax income (“GILTI”) during the year ended December 31, 2020.
Net income.   Net income increased to $85.0 million for the year ended December 31, 2021 from $58.8 million for the year ended December 31, 2020. The increase was primarily for the reasons stated above.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales:

	For the Year Ended December 31,
	2021		2020
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$1,301,587	52.1%	$1,154,378	51.4%
Commercial & Industrial	1,196,702	47.9	1,093,014	48.6
Total	$2,498,289	100.0	$2,247,392	100.0
Operating income (loss):
Transmission & Distribution	$132,738	10.2	$109,387	9.5
Commercial & Industrial	54,418	4.5	37,247	3.4
Total	187,156	7.5	146,634	6.5
Corporate	(68,596)	(2.7)	(60,089)	(2.7)
Consolidated	$118,560	4.8%	$86,545	3.8%
Transmission & Distribution
Revenues for our T&D segment for the year ended December 31, 2021 were $1.30 billion compared to $1.15 billion for the year ended December 31, 2020, an increase of $147.2 million, or 12.8%. The increase in revenue was primarily related to an increase in revenue on distribution projects and large-sized projects.
Operating income for our T&D segment for the year ended December 31, 2021 was $132.7 million compared to $109.4 million for the year ended December 31, 2020, an increase of $23.3 million, or 21.3%. The increase in T&D operating income from the prior year was primarily due to higher revenues, favorable job close-outs, better-than-anticipated productivity on certain projects and a favorable change order on a project, partially offset by labor and equipment inefficiencies. Operating income, as a percentage of revenues, for our T&D segment increased to 10.2% for the year ended December 31, 2021 from 9.5% for the year ended December 31, 2020.

Commercial & Industrial
Revenues for our C&I segment for the year ended December 31, 2021 were $1.20 billion compared to $1.09 billion for the year ended December 31, 2020, an increase of $103.7 million, or 9.5%, primarily due to an increase in revenue on various-sized projects in certain geographic areas. Additionally, revenues during the year ended December 31, 2020 were negatively impacted by a slight slowdown of work in certain geographic areas related to the COVID-19 pandemic.
Operating income for our C&I segment for the year ended December 31, 2021 was $54.4 million compared to $37.2 million for the year ended December 31, 2020, an increase of $17.2 million, or 46.1%. The year-over-year increase in operating income was primarily due to higher revenues, better-than-anticipated productivity on certain projects and a favorable change order on a project. These increases were partially offset by labor and equipment inefficiencies and unfavorable change order adjustments on certain projects. Operating income, as a percentage of revenues, for our C&I segment increased to 4.5% for the year ended December 31, 2021 from 3.4% for the year ended December 31, 2020.
Corporate
The increase in corporate expenses for the year ended December 31, 2021 was primarily attributable to higher incentive compensation and other employee-related expenses to support operations.
Non-GAAP Measures
EBITDA
EBITDA is a non-GAAP measure used by management that we define as net income attributable to MYR Group Inc. plus net income from noncontrolling interests, interest expense net of interest income, income tax expense and depreciation and amortization, as shown in the following table. EBITDA does not purport to be an alternative to net income attributable to MYR Group Inc. as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. We believe that EBITDA is useful to investors and other external users of our Consolidated Financial Statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods, book value of assets, useful lives placed on assets, capital structure and the method by which assets were acquired. Because not all companies define EBITDA as we do, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from, the presentation of EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations.
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

The following table provides a reconciliation of net income attributable to MYR Group Inc. to EBITDA:

	For the year ended December 31,
(in thousands)	2021	2020	2019
Net income attributable to MYR Group Inc.	$85,010	$58,759	$37,690
Net loss - noncontrolling interests	(4)	—	(1,476)
Net income	85,006	58,759	36,214
Interest expense, net	1,729	4,554	6,221
Income tax expense	31,300	22,626	14,228
Depreciation and amortization	46,205	46,453	44,516
EBITDA	$164,240	$132,392	$101,179
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
The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	For the year ended December 31,
(in thousands)	2021	2020	2019
Net cash flows provided by operating activities	$137,228	$175,167	$64,899
Add/(subtract)
Changes in operating assets and liabilities	6,554	(67,770)	21,322
Adjustments to reconcile net income to net cash flows provided by operating activities	(58,776)	(48,638)	(50,007)
Depreciation and amortization	46,205	46,453	44,516
Income tax expense	31,300	22,626	14,228
Interest expense, net	1,729	4,554	6,221
EBITDA	$164,240	$132,392	$101,179
Working Capital
Working capital is a non-GAAP measure, we believe that working capital is useful to investors and other external users of our Consolidated Financial Statements in evaluating our operating performance. The Company defines working capital as total current assets less total current liabilities. The following table provides the Company’s calculation of working capital:

	As of December 31,
(in thousands)	2021	2020	2019
Total current assets	$748,390	$636,684	$639,184
Less: total current liabilities	(498,599)	(443,400)	(396,814)
Working capital	$249,791	$193,284	$242,370

Liquidity, Capital Resources and Material Cash Requirements
As of December 31, 2021 and 2020, we had working capital of $249.8 million and $193.3 million, respectively. During the year ended December 31, 2021, our operating activities provided cash of $137.2 million, compared to $175.2 million for the year ended December 31, 2020. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The $37.9 million year-over-year decline in cash provided by operating activities was primarily due to unfavorable net changes in operating assets and liabilities of $74.3 million, partially offset by a $26.2 million increase in net income, a $8.9 million increase in deferred income taxes and a $1.8 million increase in non-cash stock compensation expense. The unfavorable change in operating assets and liabilities was primarily due to net unfavorable year-over-year changes in various working capital accounts that relate primarily to the timing of costs incurred on work performed that does not coincide with the billing terms (accounts receivable, contract assets, accounts payable and contract liabilities) of $28.8 million, unfavorable changes of $34.8 million in other liabilities was primarily due to payments related to our deferral under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in 2020, timing of other employee related wage and tax payments and higher employee incentive compensation accruals. In addition we used cash of $9.9 million in prepaid expenses and other assets.
During the years ended December 31, 2021 and 2020, we used net cash of $49.3 million and $40.9 million, respectively, in investing activities. The $49.3 million of cash used in investing activities in the year ended December 31, 2021 consisted of $52.4 million for capital expenditures, partially offset by $3.1 million of proceeds from the sale of equipment. The $40.9 million of cash used in investing activities in the year ended December 31, 2020 consisted of $44.4 million for capital expenditures, partially offset by $3.4 million of proceeds from the sale of equipment.
During the years ended December 31, 2021 and 2020, we used cash of $28.1 million, and $124.3 million, respectively in financing activities. The $28.1 million of cash used in financing activities in the year ended December 31, 2021 consisted primarily of $24.9 million of net repayments under our master equipment loan agreements and $3.4 million of cash used to purchase shares surrendered by employees to satisfy tax obligations under our stock compensation programs during the year ended December 31, 2021. The $124.3 million of cash used in financing activities in the year ended December 31, 2020 consisted primarily of $103.8 million of net repayments under our revolving line of credit, $32.6 million of net repayments under our master equipment loan agreements, $1.2 million of repayments of finance lease obligations and $0.7 million of cash used to purchase shares surrendered by employees to satisfy tax obligations under our stock compensation programs. These uses of cash during the year ended December 31, 2020, were partially offset by $0.7 million of cash provided by proceeds from the exercise of stock options.
We believe that our $362.7 million borrowing availability under our revolving line of credit at December 31, 2021, future cash flow from operations and our ability to utilize short- and long-term leases will provide sufficient liquidity for our short- and long-term needs. Our primary short-term liquidity needs include cash for operations, debt service requirements, capital expenditures, acquisition and joint venture opportunities and $12.6 million of remaining payroll tax deferrals provided under the CARES Act, which will be paid by the end of next year. We believe that we have an adequate source of liquidity to meet our long-term liquidity needs and foreseeable material cash requirements, including those associated with the acquisition of the Powerline Companies on January 4, 2022, which was funded through a combination of cash on hand and borrowings under our line of credit. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
Under the Credit Agreement, we are subject to certain financial covenants and are limited to a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0. The minimum interest coverage ratio is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. We were in compliance with all of the financial covenants under the Credit Agreement as of December 31, 2021.
As of December 31, 2021 and 2020, we had no debt outstanding under the Facility.
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
At December 31, 2021, we had $12.3 million in letters of credit outstanding under our Credit Agreement at an interest rate of 1.125%, which are almost entirely related to the Company's payment obligation under its insurance programs. At December 31, 2020, we had $10.4 million in letters of credit outstanding under our Credit Agreement, including $9.8 million, at an interest rate of 1.125%, related to the Company’s payment obligation under its insurance programs and approximately $0.6 million, at an interest rate of 0.625%, related to contract performance obligations.

Equipment Notes
We have entered into multiple Master Loan Agreements with multiple banks. The Master Loan Agreements may be used for financing of equipment between us and the lending banks pursuant to one or more equipment notes (“Equipment Note”). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.
As of December 31, 2021, we had one outstanding Equipment Note collateralized by equipment and vehicles owned by us. The outstanding balance of this Equipment Note was $4.5 million as of December 31, 2021. As of December 31, 2021, we had outstanding short-term and long-term Equipment Notes of approximately $1.0 million and $3.5 million, respectively. In addition to regularly scheduled payments we retired three of our Equipment Notes during the year ended December 31, 2021. As of December 31, 2020, we had four outstanding Equipment Notes collateralized by equipment and vehicles owned by us. The outstanding balance of these Equipment Notes was $29.4 million as of December 31, 2020. As of December 31, 2020, we had outstanding short-term and long-term Equipment Notes of approximately $4.4 million and $25.0 million, respectively.
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
The outstanding balance of operating lease obligations was $21.0 million as of December 31, 2021. As of December 31, 2021, we had outstanding short-term and long-term operating lease obligations of approximately $7.8 million and $13.2 million, respectively. The outstanding balance of operating lease obligations was $22.3 million as of December 31, 2020. As of December 31, 2020, we had outstanding short-term and long-term operating lease obligations of approximately $6.6 million and $15.7 million, respectively.
As of December 31, 2021, we had no outstanding finance lease obligations. As of December 31, 2020, our outstanding short-term finance lease obligations was $0.3 million.
Purchase Commitments for Construction Equipment
As of December 31, 2021, we had approximately $9.2 million in outstanding purchase obligations for certain construction equipment to be paid with cash outlays scheduled to occur over the first eight months of 2022.
Performance and Payment Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse our sureties for any expenses or outlays they incur. Under our continuing indemnity and security agreements with our sureties, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to any of our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of December 31, 2021, an aggregate of approximately $1.39 billion in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $607.0 million as of December 31, 2021.
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

Concentration of Credit Risk
We grant trade credit under contractual payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2021 and 2020, none of our customers individually exceeded 10.0% of our accounts receivable.
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

Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts, and therefore, profit and revenue recognition. Additionally, we estimate costs to complete on fixed price contracts which are determined on an individual contract basis by evaluating each project’s status as of the balance sheet date, and using our historical experience with the level of effort required to complete the underlying project. Claims and change orders are also measured based on our historical experience with individual customers and similar contracts, and are evaluated by management individually. A change order is a modification to a contract that changes the provisions of the contract, typically resulting from changes in scope, specifications, design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work under the contract. A claim is an amount in excess of the agreed-upon contract price that we seek to collect from our clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes. We include these estimated amounts of variable consideration to the extent that it is probable there will not be a significant reversal of revenue. As of December 31, 2021 and 2020, we recognized revenues of $2.4 million and $14.7 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects.
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
The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods. During the year ended December 31, 2021, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.4%. During the year ended December 31, 2020 and 2019, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.8%.
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

Insurance.   We carry insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. Our deductible for each line of coverage is up to $1.0 million, except for wildfire coverage which has a deductible of $2.0 million. We also maintain excess umbrella coverage providing higher layers of insurance coverage for losses that exhaust the limits of underlying coverage. A layer of this umbrella coverage requires us to pay a portion of any loss within a certain loss range and our potential exposure for such losses is up to approximately $3.8 million. Certain health benefit plans are subject to stop-loss limits of up to $0.2 million, for qualified individuals. Losses up to the deductible and stop-loss amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.
The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the deductible is included in current assets on our consolidated balance sheets.
Stock-Based Compensation.   We determine compensation expense for stock-based awards based on the estimated fair values at the grant date and recognize the related compensation expense ratably over the vesting period. We use the straight-line amortization method to recognize compensation expense related to stock-based awards, such as restricted stock and restricted stock units, that have only service conditions. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. We recognize compensation expense related to performance awards that vest based on internal performance metrics and service conditions on a straight-line basis over the service period, but adjust inception-to-date expense based upon our determination of the expected achievement of the performance target at each reporting date which may vary from zero to 200% of the target performance awards. We recognize compensation expense related to performance awards with market-based performance metrics on a straight-line basis over the requisite service period. We recognize forfeitures as they occur. Shares issued under the Company’s stock-based compensation program are taken out of authorized but unissued shares.
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
As a result of the annual qualitative review process in 2020 and 2019, we determined it was not necessary to perform a qualitative assessment. In 2021, we performed a quantitative assessment on our goodwill and intangible assets with indefinite lives, this assessment did not indicate that our goodwill or indefinite lived intangible assets were impaired.
Accounts Receivable and Allowance for Doubtful Accounts.   We do not generally charge interest to our customers, and we carry our customer receivables at their face amounts, less an allowance for doubtful accounts. Based on our experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, we classify all accounts receivable as current assets. The allowance for doubtful accounts associated with account receivables was $2.4 million as of December 31, 2021 and $1.7 million as of December 31, 2020.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We were not parties to any derivative instruments and had no derivative financial instruments during the years ended December 31, 2021, 2020 or 2019.
Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, federal funds effective rate, the NYFRB overnight bank funding rate, CDOR, and LIBOR (or any interest rate replacing LIBOR). If the prime rate, Canadian prime rate, federal funds effective rate, the NYFRB overnight bank funding rate, CDOR, or LIBOR (or any interest rate replacing LIBOR) rises, any interest payment obligations would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of December 31, 2021, we did not have any borrowings under our Facility.
Borrowings under our Equipment Notes are at fixed rates established on the date the note was executed.

Item 8.    Financial Statements and Supplementary Data
___________________________
(1)The report of MYR Group’s independent registered public accounting firm (PCAOB ID:173) with respect to the above-referenced financial statements and their report on internal control over financial reporting are included in Item 8 of this Form 10-K at the page number referenced above.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
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
Crowe LLP, the independent registered public accounting firm that audited and reported on the 2021 Financial Statements included in this Annual Report on Form 10-K, has audited the effectiveness of MYR Group’s internal control over financial reporting as of December 31, 2021 and has issued an attestation report on MYR Group’s internal control over financial reporting which appears herein.
February 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of MYR Group Inc.
Henderson, CO
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of MYR Group Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework: (2013) issued by COSO.
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
Evaluation of variable consideration and estimated costs to complete on select long-term fixed price construction contracts
As described in Note 1 of the Company’s consolidated financial statements, Organization, Business, and Significant Accounting Policies, and Note 12, Revenue Recognition, the Company recognizes revenue on fixed price construction projects over time using the cost-to-cost method. The amount of contract revenues and gross profit recognized on fixed price construction contracts is dependent on the contract price, the actual contract costs incurred, and the forecasted contract revenues and contract costs for construction projects. The recognition of revenue on fixed price construction contracts involves significant estimates based on specific project conditions and performance and due to uncertainty about estimates of costs to complete, and uncertainty in the outcome of discussions with customers on the valuation of change orders and claims. The Company measures progress towards completion using the cost-to-cost method, which measures the progress as the ratio of actual contract costs incurred to date to the total estimated cost. The Company recognizes revenue related to change orders only when it is probable that the change order will result in an addition to contract value and can be reliably estimated. The Company evaluates change orders and claims based on historical experience with the customer, similar contracts, and on an individual basis, which involves significant judgment. The Company recognizes estimated amounts of variable consideration in transaction price to the extent that it is probable there will not be a significant reversal of revenue. Changes in estimates of variable consideration and costs to complete on in-process construction projects could have a significant impact on the amount of contract revenue recognized.
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
Oak Brook, Illinois
February 23, 2022

MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$82,092	$22,668
Accounts receivable, net of allowances of $2,441 and $1,696, respectively	375,353	385,938
Contract assets, net of allowances of $385 and $359, respectively	225,075	185,803
Current portion of receivable for insurance claims in excess of deductibles	11,078	11,859
Refundable income taxes	9,228	1,534
Prepaid expenses and other current assets	45,564	28,882
Total current assets	748,390	636,684
Property and equipment, net of accumulated depreciation of $322,128 and $294,366, respectively	196,092	185,114
Operating lease right-of-use assets	20,971	22,291
Goodwill	66,065	66,065
Intangible assets, net of accumulated amortization of $16,779 and $14,467, respectively	49,054	51,365
Receivable for insurance claims in excess of deductibles	32,443	27,043
Investment in joint venture	3,978	3,040
Other assets	4,099	4,257
Total assets	$1,121,092	$995,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$1,039	$4,381
Current portion of operating lease obligations	7,765	6,612
Current portion of finance lease obligations	—	318
Accounts payable	200,744	162,580
Contract liabilities	167,931	158,396
Current portion of accrued self-insurance	24,242	24,395
Accrued income taxes	2,021	—
Other current liabilities	94,857	86,718
Total current liabilities	498,599	443,400
Deferred income tax liabilities	24,620	18,339
Long-term debt	3,464	25,039
Accrued self-insurance	50,816	45,428
Operating lease obligations, net of current maturities	13,230	15,730
Other liabilities	11,261	18,631
Total liabilities	601,990	566,567
Commitments and contingencies
Stockholders’ equity
Preferred stock – $0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock – $0.01 par value per share; 100,000,000 authorized shares; 16,870,636 and 16,734,239 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	168	167
Additional paid-in capital	163,754	158,618
Accumulated other comprehensive income	173	23
Retained earnings	355,007	270,480
Total stockholders’ equity attributable to MYR Group Inc.	519,102	429,288
Noncontrolling interest	—	4
Total stockholders’ equity	519,102	429,292
Total liabilities and stockholders’ equity	$1,121,092	$995,859
The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands, except per share data)	2021	2020	2019
Contract revenues	$2,498,289	$2,247,392	$2,071,159
Contract costs	2,173,308	1,971,539	1,857,001
Gross profit	324,981	275,853	214,158
Selling, general and administrative expenses	207,208	188,535	156,674
Amortization of intangible assets	2,311	3,586	3,849
Gain on sale of property and equipment	(3,098)	(2,813)	(3,543)
Income from operations	118,560	86,545	57,178
Other income (expense):
Interest income	70	9	4
Interest expense	(1,799)	(4,563)	(6,225)
Other expense, net	(525)	(606)	(515)
Income before provision for income taxes	116,306	81,385	50,442
Income tax expense	31,300	22,626	14,228
Net income	85,006	58,759	36,214
Less: net loss attributable to noncontrolling interest	(4)	—	(1,476)
Net income attributable to MYR Group Inc.	$85,010	$58,759	$37,690
Income per common share attributable to MYR Group Inc.:
– Basic	$5.05	$3.52	$2.27
– Diluted	$4.95	$3.48	$2.26
Weighted average number of common shares and potential common shares outstanding:
– Basic	16,838	16,684	16,587
– Diluted	17,161	16,890	16,699

Net income	$85,006	$58,759	$36,214
Other comprehensive income (loss):
Foreign currency translation adjustment	150	469	(253)
Other comprehensive income (loss)	150	469	(253)
Total comprehensive income	85,156	59,228	35,961
Less: net loss attributable to noncontrolling interest	(4)	—	(1,476)
Total comprehensive income attributable to MYR Group Inc.	$85,160	$59,228	$37,437

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	MYR Group Inc. Shareholders’ Equity	Noncontrolling Interest	Total
(in thousands)		Shares	Amount
Balance at December 31, 2018	$—	16,565	$165	$148,276	$(193)	$174,736	$322,984	$1,480	$324,464
Net income	—	—	—	—	—	37,690	37,690	(1,476)	36,214
Stock issued under compensation plans, net	—	105	1	340	—	—	341	—	341
Stock-based compensation expense	—	—	—	4,403	—	—	4,403	—	4,403
Shares repurchased	—	(23)	—	(571)	—	(207)	(778)	—	(778)
Other comprehensive loss	—	—	—	—	(253)	—	(253)	—	(253)
Stock issued – other	—	2	—	84	—	—	84	—	84
Balance at December 31, 2019	—	16,649	166	152,532	(446)	212,219	364,471	4	364,475
Net income	—	—	—	—	—	58,759	58,759	—	58,759
Adjustment to adopt ASC 326	—	—	—	—	—	(268)	(268)	—	(268)
Stock issued under compensation plans, net	—	108	1	748	—	—	749	—	749
Stock-based compensation expense	—	—	—	5,688	—	—	5,688	—	5,688
Shares repurchased	—	(25)	—	(422)		(230)	(652)	—	(652)
Other comprehensive income	—	—	—	—	469	—	469	—	469
Stock issued – other	—	2	—	72	—	—	72	—	72
Balance at December 31, 2020	—	16,734	167	158,618	23	270,480	429,288	4	429,292
Net income	—	—	—	—	—	85,010	85,010	(4)	85,006
Stock issued under compensation plans, net	—	187	2	496	—	—	498	—	498
Stock-based compensation expense	—	—	—	7,496	—	—	7,496	—	7,496
Shares repurchased	—	(51)	(1)	(2,868)	—	(483)	(3,352)	—	(3,352)
Other comprehensive income	—	—	—	—	150	—	150	—	150
Stock issued – other	—	1	—	12	—	—	12	—	12
Balance at December 31, 2021	$—	16,871	$168	$163,754	$173	$355,007	$519,102	$—	$519,102
The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$85,006	$58,759	$36,214
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	43,894	42,867	40,667
Amortization of intangible assets	2,311	3,586	3,849
Stock-based compensation expense	7,496	5,688	4,403
Deferred income taxes	6,281	(2,641)	3,602
Gain on sale of property and equipment	(3,098)	(2,813)	(3,543)
Other non-cash items	1,892	1,951	1,029
Changes in operating assets and liabilities:
Accounts receivable, net	10,659	2,903	(39,710)
Contract assets, net	(39,266)	31,360	(16,443)
Receivable for insurance claims in excess of deductibles	(4,619)	(1,511)	(9,646)
Prepaid expenses and other assets	(25,320)	(15,458)	(10,327)
Accounts payable	34,348	(43,079)	22,492
Contract liabilities	9,573	52,918	28,163
Accrued self-insurance	5,233	3,010	12,755
Other liabilities	2,838	37,627	(8,606)
Net cash flows provided by operating activities	137,228	175,167	64,899
Cash flows from investing activities:
Proceeds from sale of property and equipment	3,062	3,429	4,051
Cash paid for acquisitions, net of cash acquired	—	—	(79,720)
Purchases of property and equipment	(52,361)	(44,355)	(57,828)
Net cash flows used in investing activities	(49,299)	(40,926)	(133,497)
Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	—	(103,820)	45,514
Payment of principal obligations under equipment notes	(24,917)	(32,584)	(4,550)
Payment of principal obligations under finance leases	(336)	(1,238)	(1,201)
Borrowings under equipment notes	—	—	35,068
Proceeds from exercise of stock options	498	749	341
Debt refinancing costs	—	—	(1,122)
Payments related to tax withholding for stock-based compensation	(3,352)	(652)	(778)
Other financing activities	12	13,249	84
Net cash flows provided by (used in) financing activities	(28,095)	(124,296)	73,356
Effect of exchange rate changes on cash	(410)	326	132
Net increase in cash and cash equivalents	59,424	10,271	4,890
Cash and cash equivalents:
Beginning of period	22,668	12,397	7,507
End of period	$82,092	$22,668	$12,397
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes payments	$30,009	$24,185	$13,381
Interest payments	1,444	4,071	5,737
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	4,120	349	43
The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
NOTES TO FINANCIAL STATEMENTS
1. Organization, Business and Significant Accounting Policies
Organization and Business
MYR Group Inc. (the “Company”) is a holding company of specialty electrical construction service providers and is currently conducting operations through wholly owned subsidiaries. The Company performs construction services in two business segments: Transmission and Distribution (“T&D”) and Commercial and Industrial (“C&I”). T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. T&D provides a broad range of services, which include design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair. C&I customers include general contractors, commercial and industrial facility owners, government agencies and developers. C&I provides a broad range of services, which include design, installation, maintenance and repair of commercial and industrial wiring, the installation of traffic networks and the installation of bridge, roadway and tunnel lighting.
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
Joint Ventures and Noncontrolling Interests
The Company accounts for investments in joint ventures using the proportionate consolidation method for income statement reporting and under the equity method for balance sheet reporting, unless the Company has a controlling interest causing the joint venture to be consolidated with equity owned by other joint venture partners recorded as noncontrolling interests. Under the proportionate consolidation method, joint venture activity is allocated to the appropriate line items found on the consolidated statements of operations in proportion to the percentage of participation the Company has in the joint venture. During the years ended December 31, 2021, 2020 and 2019, the Company recognized its proportionate share of joint venture revenues of $26.1 million, $27.2 million, and $20.3 million, respectively. Under the equity method the net investment in joint ventures is stated as a single item on the Company’s consolidated balance sheets. If an investment in a joint venture contains a recourse or unfunded commitments to provide additional equity, distributions and/or losses in excess of the investment a liability is recorded in other current liabilities on the Company’s consolidated balance sheets. For joint ventures which the Company does not have a controlling interest, the Company’s share of any profits and assets and its share of any losses and liabilities are recognized based on the Company’s stated percentage partnership interest in the joint venture, and are normally recorded by the Company one month in arrears. The investments in joint ventures are recorded at cost and the carrying amounts are adjusted to recognize the Company’s proportionate share of cumulative income or loss, additional contributions made and dividends and capital distributions received. The Company records the effect of any impairment or any other-than-temporary decrease in the value of the joint venture investment as incurred, which may or may not be one month in arrears, depending on when the Company obtains the joint venture activity information. Additionally, the Company continually assesses the fair value of its investment in unconsolidated joint ventures despite using information that is one month in arrears for regular reporting purposes. The Company includes only its percentage ownership of each joint venture in its backlog. See Note 18–Noncontrolling Interests to the Financial Statements for further information related to joint ventures in which the Company has a majority controlling interest.

Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and ineffective long-term monetary assets and liabilities are recorded in the “other income, net” line on the Company’s consolidated statements of operations. Foreign currency losses, recorded in other income, net, for the year ended December 31, 2021, were $0.1 million. Effective foreign currency transaction gains and losses, arising primarily from long-term assets and liabilities are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
The most significant estimates are related to estimates of costs to complete on contracts, pending change orders and claims, shared savings, insurance reserves, income tax reserves, estimates surrounding stock-based compensation, the recoverability of goodwill and intangibles and allowance for doubtful accounts. The Company estimates a cost accrual every period that represents costs incurred but not invoiced for services performed or goods delivered during the period, and estimates revenue from the contract cost portion of these accruals based on current gross margin rates to be consistent with its cost method of revenue recognition.
As of December 31, 2021 and 2020, the Company recognized revenues of $2.4 million and $14.7 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods. These aggregate amounts, which were included in “Contract assets” in the accompanying consolidated balance sheets, represent the Company’s estimates of additional contract revenues that were earned and probable of collection, however, the amount ultimately realized could be significantly higher or lower than the estimated amount.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the year ended December 31, 2021, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.4%, which resulted in increases in operating income of $9.2 million, net income of $6.6 million and diluted earnings per common share attributable to MYR Group Inc. of $0.39. The estimates are reviewed and revised quarterly, as needed.
During the year ended December 31, 2020, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.8%, which resulted in decreases in operating income of $18.0 million, net income of $12.8 million and diluted earnings per common share attributable to MYR Group Inc. of $0.76.
During the year ended December 31, 2019, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.8%, which resulted in decreases in operating income of $11.7 million, net income attributable to MYR Group Inc. of $7.5 million and diluted earnings per common share attributable to MYR Group Inc. of $0.45.
Advertising
Advertising costs are expensed when incurred. Advertising costs, included in selling, general and administrative expenses, were $0.8 million, $0.7 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2021 and 2020, the Company held its cash in checking accounts or in highly liquid money market funds. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to financial institutions for payment. The Company funds all intraday bank balances overdrafts during the same business day. Checks issued and outstanding in excess of bank balance are recorded in accounts payable on the Company’s consolidated balance sheets and are reflected as a financing activity on the Company’s Consolidated Statements of Cash Flows.
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
Property and Equipment
Property and equipment is carried at cost, except for assets acquired in a business combination which are recorded at fair value at the date of acquisition. Depreciation is computed using the straight-line method over estimated useful lives. Major modifications or refurbishments which extend the useful life of the assets are capitalized and depreciated over the adjusted remaining useful life of the assets. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is recognized in income from operations. The cost of maintenance and repairs is charged to expense as incurred. Property and equipment is reviewed for impairment and tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value of property and equipment exceeds its fair value, an impairment charge would be recorded in the statement of operations.
Leases
The Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to six years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. As of December 31, 2021, the Company had several leases with residual value guarantees. The total amount probable of being owed of residual leases guarantees is not significant. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 842-10-25. Leases are accounted for as operating or finance leases, depending on the terms of the lease.
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
As a result of the annual qualitative review process in 2020 and 2019, the Company determined it was not necessary to perform a quantitative assessment. In 2021, the Company performed a quantitative assessment on goodwill and intangible assets with indefinite lives, this assessment did not indicate that the Company’s goodwill or indefinite lived intangible assets were impaired.
Concentrations
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalent balances with large financial institutions which are believed to be high quality institutions.
The Company is subject to a concentration of risk because it derives a significant portion of its revenues from a few customers. The Company’s top ten customers accounted for approximately 34.9%, 32.7%, and 30.8% of consolidated revenues for the years ended December 31, 2021, 2020 and 2019, respectively. For the years ended December 31, 2021, 2020 and 2019, no single customer accounted for more than 10.0% of annual revenues.
The Company grants trade credit under contractual payment terms, generally without collateral, to its customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, the Company may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2021 and 2020, none of the Company’s customers individually exceeded 10.0% of accounts receivable. The Company believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
As of December 31, 2021, approximately 92% of the Company’s craft labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, the Company cannot be certain that strikes or work stoppages will not occur in the future.

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
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. Under the new guidance the acquirer is required to recognize contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if the acquirer had originated the contracts. The update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. The Company is currently evaluating the adoption date and impact, if any, this update will have on its financial position and results of operations.
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
The purchase agreement also includes contingent consideration provisions for margin guarantee adjustments based upon contract performance subsequent to the acquisition. The contracts were valued at fair value at the acquisition date, causing no margin guarantee estimate or adjustments for fair value. Changes in contract estimates, such as modified costs to complete or change order recognition, will result in changes to these margin guarantee estimates. Changes in contingent consideration, subsequent to the acquisition, related to the margin guarantee adjustments on contracts of approximately $0.5 million, $0.6 million and $2.0 million were recorded in other expense for the year ended December 31, 2021, 2020 and 2019, respectively. Future margin guarantee adjustments, if any, are expected to be recognized in 2022. The Company could also be required to make compensation payments contingent on the successful achievement of certain performance targets and continued employment of certain key executives of CSI. Payment of amounts earned, if any, as defined in the purchase agreement, will be made in 2024 and are included in other liabilities on the Company’s consolidated balance sheets. These payments are recognized as compensation expense on the Company’s consolidated statements of operations when deemed probable. For the year ended December 31, 2021, 2020 and 2019 the Company recognized $5.4 million, $4.0 million and $0.4 million, respectively, of compensation expense associated with these contingent payments.
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

The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.4 million as of December 31, 2021 and 2020.
Contract assets consisted of the following at December 31:

(in thousands)	2021	2020	Change
Unbilled revenue, net	$134,187	$97,543	$36,644
Contract retainages, net	90,888	88,260	2,628
Contract assets, net	$225,075	$185,803	$39,272
The Company’s consolidated balance sheets present contract liabilities which contain deferred revenue and an accrual for contracts in a loss provision.
Contract liabilities consisted of the following at December 31:

(in thousands)	2021	2020	Change
Deferred revenue	$165,699	$155,570	$10,129
Accrued loss provision	2,232	2,826	(594)
Contract liabilities	$167,931	$158,396	$9,535
The following table provides information about contract assets and contract liabilities from contracts with customers at December 31:

(in thousands)	2021	2020	Change
Contract assets	$225,075	$185,803	$39,272
Contract liabilities	(167,931)	(158,396)	(9,535)
Net contract assets (liabilities)	$57,144	$27,407	$29,737
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenues recognized in the period that were included in the opening contract liability balances were $116.5 million and $72.2 million for the year ended December 31, 2021 and 2020, respectively. This revenue consists primarily of work performed on previous billings to customers.
The net asset position for contracts in process consisted of the following at December 31:

(in thousands)	2021	2020
Costs and estimated earnings on uncompleted contracts	$4,130,621	$3,921,376
Less: billings to date	4,162,133	3,979,403
	$(31,512)	$(58,027)
The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows at December 31:

(in thousands)	2021	2020
Unbilled revenue, net	$134,187	$97,543
Deferred revenue	(165,699)	(155,570)
	$(31,512)	$(58,027)

4. Lease Obligations
From time-to-time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to six years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At December 31, 2021, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.
The following is a summary of the lease-related assets and liabilities recorded:

		December 31, 2021	December 31, 2020
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$20,971	$22,291
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	—	390
Total right-of-use lease assets		$20,971	$22,681
Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$7,765	$6,612
Finance lease obligations	Current portion of finance lease obligations	—	318
Total current obligations		7,765	6,930
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	13,230	15,730
Total non-current obligations		13,230	15,730
Total lease obligations		$20,995	$22,660
The following is a summary of the lease terms and discount rates:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term – finance leases	0.0 years	0.4 years
Weighted-average remaining lease term – operating leases	2.9 years	3.4 years
Weighted-average discount rate – finance leases	—%	2.6%
Weighted-average discount rate – operating leases	3.9%	3.9%
The following is a summary of certain information related to the lease costs for finance and operating leases:

	Year ended December 31,
(in thousands)	2021	2020
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$—	$883
Interest on lease liabilities	—	31
Operating lease cost	10,217	9,378
Variable lease costs	317	335
Total lease cost	$10,534	$10,627

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Year ended December 31,
(in thousands)	2021	2020
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,451	$9,237
Right-of-use asset obtained in exchange for new operating lease obligations	$7,459	$6,764
The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under current portion of operating lease obligations and operating lease obligations, net of current maturities, as of December 31, 2021 were as follows:

(in thousands)	Operating Lease Obligations
2022	$9,826
2023	7,208
2024	4,149
2025	1,942
2026	1,047
Thereafter	10
Total minimum lease payments	24,182
Financing component	(3,187)
Net present value of minimum lease payments	20,995
Less: current portion of operating lease obligations	(7,765)
Long-term operating lease obligations	$13,230
The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value. As of December 31, 2021, the Company had no outstanding finance lease obligations.
Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at market rental rates. As of December 31, 2021, the minimum lease payments required under these leases totaled $2.5 million, which are due over the next 2.5 years.
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
As of December 31, 2021 and 2020, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of December 31, 2021 and 2020, the fair value of the Company’s long-term debt and finance lease obligations, were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at December 31, 2021 and 2020. Long-term debt, if any, with variable interest rates are based on rates for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s long term debt with fixed interest rates also approximated fair value.

6. Accounts Receivable
Accounts receivable consisted of the following at December 31:

(in thousands)	2021	2020
Contract receivables	$374,826	$382,096
Other	2,968	5,538
	377,794	387,634
Less: allowance for doubtful accounts	(2,441)	(1,696)
	$375,353	$385,938
The roll-forward of activity in the allowance for doubtful accounts was as follows for the years ended December 31:

(in thousands)	2021	2020	2019
Balance at beginning of period	$1,696	$3,364	$1,331
Less: reduction in (provision for) allowances	(764)	1,296	(2,532)
Less: write offs, net of recoveries	19	375	501
Change in foreign currency translation	—	(3)	(2)
Balance at end of period	$2,441	$1,696	$3,364

7. Prepaid Expenses and Other Current Assets
Prepaid expense and other current assets consisted of the following at December 31:

(in thousands)	2021	2020
Prepaid expenses	$44,677	$28,305
Other current assets	887	577
	$45,564	$28,882
8. Property and Equipment
Property and equipment consisted of the following at December 31:

(dollars in thousands)	Estimated Useful Life in Years	2021	2020
Land	—	$10,226	$9,301
Buildings and improvements	3 to 39	35,600	33,452
Construction equipment	3 to 12	455,011	420,002
Office equipment	3 to 10	17,383	16,725
		518,220	479,480
Less: accumulated depreciation and amortization		(322,128)	(294,366)
		$196,092	$185,114
Construction equipment includes assets under finance leases — see additional information provided in Note 4 — Lease Obligations to the Financial Statements.
Depreciation and amortization expense of property and equipment for the years ended December 31, 2021, 2020 and 2019 was $43.9 million, $42.9 million and $40.7 million, respectively.

9. Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following at December 31:

	2021			2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
T&D	$40,224	$—	$40,224	$40,224	$—	$40,224
C&I	25,841	—	25,841	25,841	—	25,841
Total goodwill	$66,065	$—	$66,065	$66,065	$—	$66,065
Amortizable Intangible Assets
Backlog	$5,289	$5,289	$—	$5,289	$5,289	$—
Customer relationships	31,381	11,179	20,202	31,381	8,914	22,467
Trade names	696	311	385	696	264	432
Indefinite-lived Intangible Assets
Trade names	28,467	—	28,467	28,466	—	28,466
Total intangible assets	$65,833	$16,779	$49,054	$65,832	$14,467	$51,365
Customer relationships and backlog are being amortized on a straight-line method over an estimated useful life ranging up to 12.5 years and the remaining life of the contract, respectively, and have been determined to have no residual value. Amortizable trade names are being amortized on a straight-line basis over an estimated useful life of approximately 15 years. Certain trade names have indefinite lives and, therefore, are not being amortized. Intangible asset amortization expense was $2.3 million, $3.6 million and $3.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Immaterial foreign currency translation adjustments related to goodwill and intangible assets are netted with the amounts indicated above.
As of December 31, 2021, estimated future intangible asset amortization expense for the each of the next five years and thereafter was as follows:

(in thousands)	Future Amortization Expense
2022	$2,312
2023	2,312
2024	2,312
2025	2,312
2026	2,312
Thereafter	9,027
Total	$20,587

10. Accrued Liabilities
Other current liabilities consisted of the following at December 31:

(in thousands)	2021	2020
Payroll and incentive compensation	$46,485	$30,145
Union dues and benefits	19,994	17,800
Taxes	4,605	18,130
Profit sharing and thrift plan	11,175	10,763
Other	12,598	9,880
	$94,857	$86,718

11. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreement for equipment notes:

(dollars in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of December 31, 2021	Outstanding Balance as of December 31, 2020
Credit Agreement
Revolving loans	9/13/2019	Variable	Variable	5	$—	$—
Equipment Notes
Equipment Note 6	6/25/2019	2.89%	Semi-annual	7	—	12,896
Equipment Note 7	6/24/2019	3.09%	Semi-annual	5	—	6,980
Equipment Note 8	12/27/2019	2.75%	Semi-annual	5	4,503	5,513
Equipment Note 9	12/24/2019	3.01%	Semi-annual	7	—	4,031
					4,503	29,420
Total debt					4,503	29,420
Less: current portion of long-term debt					(1,039)	(4,381)
Long-term debt					$3,464	$25,039
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
Under the Credit Agreement, the Company is subject to certain financial covenants and is limited to a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of December 31, 2021.

As of December 31, 2021, the Company had no debt outstanding under the Facility and letters of credit outstanding under the Facility of approximately $12.3 million, which are almost entirely related to the Company's payment obligation under its insurance programs.
As of December 31, 2020, the Company had no debt outstanding under the Facility and letters of credit outstanding under the Facility of approximately $10.4 million, including $9.8 million related to the Company’s payment obligation under its insurance programs and approximately $0.6 million related to contract performance obligations.
The Company had remaining deferred debt issuance costs totaling $0.8 million as of December 31, 2021, related to the line of credit. As permitted, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.
Equipment Notes
The Company has entered into Master Equipment Loan and Security Agreements (the “Master Loan Agreements”) with multiple banks. The Master Loan Agreements may be used for the financing of equipment between the Company and the lending banks pursuant to one or more equipment notes “Equipment Note”. Each Equipment Note executed under the Master Loan Agreements constitutes a separate, distinct and independent financing of equipment and a contractual obligation of the Company, which may contain prepayment clauses.
As of December 31, 2021, the Company had one Equipment Note outstanding under the Master Loan Agreement that is collateralized by equipment and vehicles owned by the Company. The following table sets forth our remaining principal payments for the Company’s outstanding Equipment Note as of December 31, 2021:

(in thousands)	Future Equipment Notes Principal Payments
2022	$1,039
2023	1,067
2024	2,397
2025	—
2026	—
Thereafter	—
Total future principal payments	$4,503
Less: current portion of equipment notes	(1,039)
Long-term principal obligations	$3,464

12. Revenue Recognition
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

Historically, fixed-price and unit-price contracts have had the highest potential margins; however, they have had a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have historically had less margin upside, but generally have had a lower risk of cost overruns. The Company also provides services under master service agreements (“MSAs”) and other variable-term service agreements. MSAs normally cover maintenance, upgrade and extension services, as well as new construction. Work performed under MSAs is typically billed on a unit-price, time-and-materials or time-and-equipment basis. MSAs are typically one to three years in duration; however, most of the Company’s contracts, including MSAs, may be terminated by the customer on short notice, typically 30 to 90 days, even if the Company is not in default under the contract. Under MSAs, customers generally agree to use the Company for certain services in a specified geographic region. Most MSAs include no obligation for the contract counterparty to assign specific volumes of work to the Company and do not require the counterparty to use the Company exclusively, although in some cases the MSA contract gives the Company a right of first refusal for certain work. Additional information related to the Company’s market types is provided in Note 17–Segment Information to the Financial Statements.
The components of the Company’s revenue by contract type were as follows for the year ended December 31:

	2021
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$559,861	43.0%	$963,477	80.5%	$1,523,338	61.0%
Unit price	369,710	28.4	73,826	6.2	443,536	17.7
T&E	372,016	28.6	159,399	13.3	531,415	21.3
	$1,301,587	100.0%	$1,196,702	100.0%	$2,498,289	100.0%

	2020
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$507,634	44.0%	$904,024	82.7%	$1,411,658	62.8%
Unit price	338,611	29.3	77,331	7.1	415,942	18.5
T&E	308,133	26.7	111,659	10.2	419,792	18.7
	$1,154,378	100.0%	$1,093,014	100.0%	$2,247,392	100.0%

	2019
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$564,266	49.7%	$701,135	74.8%	$1,265,401	61.1%
Unit price	228,229	20.1	53,552	5.7	281,781	13.6
T&E	341,916	30.2	182,061	19.5	523,977	25.3
	$1,134,411	100.0%	$936,748	100.0%	$2,071,159	100.0%
The components of the Company’s revenue by market type were as follows for the year ended December 31:

		2021		2020		2019
(dollars in thousands)	Segment	Amount	Percent	Amount	Percent	Amount	Percent
Transmission	T&D	$806,367	32.3%	$745,599	33.2%	$772,609	37.3%
Distribution	T&D	495,220	19.8	408,779	18.2	361,802	17.5
Electrical construction	C&I	1,196,702	47.9	1,093,014	48.6	936,748	45.2
Total revenue		$2,498,289	100.0%	$2,247,392	100.0%	$2,071,159	100.0%
Remaining Performance Obligations
On December 31, 2021, the Company had $1.68 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.

The following table summarizes the amount of remaining performance obligations as of December 31, 2021 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months.

	Remaining Performance Obligations as of December 31, 2021
(in thousands)	Total	Amount estimated to not be recognized within 12 months
T&D	$572,032	$84,075
C&I	1,105,866	339,659
Total	$1,677,898	$423,734
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
13. Income Taxes
Income before income taxes by geographic area was, for the years ended December 31:

(in thousands)	2021	2020	2019
Federal	$106,956	$77,195	$46,445
Foreign	9,350	4,190	3,997
	$116,306	$81,385	$50,442
Income tax expense consisted of the following for the years ended December 31:

(in thousands)	2021	2020	2019
Current
Federal	$16,512	$19,014	$6,976
Foreign	1,947	—	—
State	6,560	6,363	3,562
	25,019	25,377	10,538
Deferred
Federal	5,061	(2,519)	3,010
Foreign	287	963	874
State	933	(1,195)	(194)
	6,281	(2,751)	3,690
Income tax expense	$31,300	$22,626	$14,228

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for operations were as follows for the years ended December 31:

	2021	2020	2019
U.S federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of U.S. federal income tax expense	4.7	5.0	4.7
Change in valuation allowance	—	0.1	(0.3)
Tax differential on foreign earnings	0.5	0.3	0.4
Non-deductible meals and entertainment	0.1	0.4	0.8
Stock compensation excess tax benefits	(0.8)	(0.6)	0.1
Uncertain tax positions	—	0.3	(0.4)
Provision to return adjustments, net	0.4	0.4	0.2
Global intangible low tax income	—	0.9	0.3
Section 162(m) limitation	1.1	0.5	0.3
Non-controlling interest	—	—	0.9
Other income, net	(0.1)	(0.5)	0.2
Effective rate	26.9%	27.8%	28.2%
The net deferred tax assets and (liabilities) arising from temporary differences was as follows at December 31:

(in thousands)	2021	2020
Deferred income tax assets:
Self insurance reserves	$2,138	$4,091
Contract loss reserves	541	703
Stock-based awards	1,633	1,300
Bonus	8,373	6,173
Accrued vacation	1,977	1,741
Accrued profit sharing	2,665	2,476
Operating lease liabilities	5,404	5,715
Non-U.S. operating loss	2,520	3,601
Other	2,628	4,661
Total deferred income tax assets before valuation allowances	27,879	30,461
Less: valuation allowances	(2,593)	(2,566)
Total deferred income tax assets	25,286	27,895
Deferred income tax liabilities:
Property and equipment — tax over book depreciation	(36,856)	(34,439)
Intangible assets — tax over book amortization	(2,913)	(2,207)
Right-of-use operating lease assets	(5,398)	(5,702)
Non-U.S. deferred income tax liabilities	—	(1,322)
Contract revenue adjustment	(4,526)	(2,128)
Other	(213)	(436)
Total deferred income tax liabilities	(49,906)	(46,234)
Net deferred income taxes	$(24,620)	$(18,339)
The Company determined that it is more-likely-than-not that it will not realize the deferred tax assets on certain Canadian subsidiaries and recorded a valuation allowance against the entire related deferred tax assets for those entities.
As of December 31, 2021, the Company had no undistributed earnings of our Canadian subsidiaries. We expect future earnings to be reinvested. Accordingly, as of December 31, 2021, no expense for U.S. income taxes or foreign withholding taxes was recorded.

The Company is subject to taxation in various jurisdictions. The Company’s 2018 through 2020 tax returns are subject to examination by U. S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2017 through 2020.
The Company has recorded a liability for unrecognized tax benefits related to tax positions taken on its various income tax returns. If recognized, the entire amount of unrecognized tax benefits would favorably impact the effective tax rate that is reported in future periods. The decrease in the unrecognized tax benefits as of December 31, 2021 was primarily due to the lapses in the applicable statutes of limitations. The total unrecognized tax benefits is expected to be reduced by less than $0.1 million within the next 12 months. Interest and penalties related to uncertain income tax positions are included as a component of income tax expense in the Financial Statements.
The following is a reconciliation of the beginning and ending liability for unrecognized tax benefits at December 31:

(in thousands)	2021	2020
Balance at beginning of period	$353	$152
Gross increases in current period tax positions	45	217
Reductions in tax positions due to lapse of statutory limitations	(70)	(16)
Balance at end of period	328	353
Accrued interest and penalties at end of period	72	69
Total liability for unrecognized tax benefits	$400	$422
The liability for unrecognized tax benefits, including accrued interest and penalties, was included in other liabilities on the accompanying consolidated balance sheets. The amount of interest and penalties charged or credited to income tax expense as a result of the unrecognized tax benefits was not significant in the years ended December 31, 2021, 2020 and 2019.
14. Commitments and Contingencies
Purchase Commitments
As of December 31, 2021, the Company had approximately $9.2 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur over the next eight months.
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

(in thousands)	2021	2020
Balance at beginning of period	$69,823	$66,804
Net increases in accrued self-insurance	62,819	38,064
Net payments made	(57,584)	(35,045)
Balance at end of period	$75,058	$69,823
Insurance expense, including premiums, for workers’ compensation, general liability, automobile liability, employee health benefits, and other coverages for the years ended December 31, 2021, 2020 and 2019 was $65.1 million, $56.4 million and $48.5 million, respectively.

Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of December 31, 2021, an aggregate of approximately $1.39 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $607.0 million as of December 31, 2021.
From time to time the Company guarantees the obligations of wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease agreements and, in some states, obligations in connection with obtaining contractors’ licenses. Additionally, from time to time the Company is required to post letters of credit to guarantee the obligations of its wholly owned subsidiaries, which reduces the borrowing availability under the Facility.
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
Collective Bargaining Agreements
Most of the Company’s subsidiaries’ craft labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from any of the multi-employer pension plans or if the plans were to otherwise become underfunded, the subsidiary could incur liabilities for additional contributions related to these plans. Although the Company has been informed that the status of some multi-employer pension plans to which its subsidiaries contribute have been classified as “critical” the Company is not currently aware of any potential liabilities related to this issue. See Note 16 — Employee Benefit Plans to the Financial Statements for further information related to the Company’s participation in multi-employer plans.
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

15. Stock-Based Compensation
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
Following is a summary of stock option activity for the three-year period ended December 31, 2021:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	76,764	$22.33
Exercised	(14,743)	$23.16
Expired	(2,435)	$19.86
Outstanding and Exercisable at December 31, 2019	59,586	$22.26	2.2 years	$352
Exercised	(34,388)	$21.82
Expired	(641)	$19.66
Outstanding and Exercisable at December 31, 2020	24,557	$22.94	1.9 years	$912
Exercised	(21,806)	$22.84
Expired	(42)	$24.68
Outstanding and Exercisable at December 31, 2021	2,709	$23.74	1.1 years	$235
During the years ended December 31, 2021, 2020 and 2019, the intrinsic value of stock options exercised was $1.2 million, $0.7 million and $0.2 million, respectively.
The following table summarizes information with respect to stock options outstanding and exercisable under the Company’s plans at December 31, 2021:

	Options Outstanding and Exercisable
Exercise Price	Number Of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
$17.48 – $17.48	354	$17.48	0.2 years
$24.68 – $24.68	2,355	$24.68	1.2 years
	2,709	$23.74	1.1 years

Time-Vested Stock Awards
The company grants time-vested stock awards under the LTIP in the form of restricted stock awards, restricted stock units or equity-settled phantom stock. The grant date fair value of the time-vested stock awards is equal to the closing market price of the Company’s common stock on the date of grant. Time-vested stock awards granted under the LTIP to eligible employees in 2021 vest ratably on an annual basis, over three years. Time-vested stock awards granted under the LTIP to non-employee directors in 2021 vest over a one year period.
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
During the years ended December 31, 2021, 2020 and 2019, time-vested stock vesting activity settled in common stock had an intrinsic value, at the time of vesting, of $5.7 million, $2.5 million and $3.4 million, respectively.
Following is a summary of time-vested stock awards activity for the three-year period ended December 31, 2021:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2019	175,431	$30.40
Granted	85,640	$34.22
Vested	(99,655)	$30.51
Forfeited	(3,034)	$35.88
Outstanding unvested at December 31, 2019	158,382	$32.29
Granted	104,857	$26.75
Vested	(93,669)	$32.09
Forfeited	(3,781)	$29.80
Outstanding unvested at December 31, 2020	165,789	$28.96
Granted	57,196	$66.80
Vested	(87,584)	$29.20
Forfeited	(2,904)	$40.60
Outstanding unvested at December 31, 2021	132,497	$44.88
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
For performance awards, the Company recognizes stock-based compensation expense based on the grant date fair value of the award. The fair value of internal metric-based performance awards is determined by the closing stock price of the Company’s common stock on the date of the grant. The fair value of market-based performance awards is computed using a Monte Carlo simulation. Performance awards granted in 2021 are expensed over the service period of approximately 2.8 years. The Company adjusts the stock-based compensation expense related to internal metric-based performance awards according to its determination of the shares expected to vest at each reporting date. Stock-based compensation expense related to market metric-based performance awards is expensed at their grant date fair value regardless of performance.
During the years ended December 31, 2021, 2020 and 2019, performance award vesting activity settled in common stock had an intrinsic value, at the time of vesting, of $12.7 million, $4.8 million and $0.2 million, respectively.

Following is a summary of performance share award activity for the three-year period ended December 31, 2021:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2019	112,253	$39.73
Granted at target	72,932	$39.26
Forfeited for performance below target	(36,581)	$48.94
Vested	(8,854)	$58.34
Forfeited	(1,505)	$43.43
Outstanding at December 31, 2019	138,245	$37.02
Granted at target	79,788	$34.10
Earned for performance above target	14,962	$69.45
Vested	(78,260)	$48.86
Forfeited	(4,396)	$36.28
Outstanding at December 31, 2020	150,339	$36.54
Granted at target	42,091	$80.11
Earned for performance above target	58,461	$40.41
Vested	(128,920)	$39.26
Forfeited	(644)	$39.25
Outstanding at December 31, 2021	121,327	$50.06
Stock-based Compensation Expense
The Company recognized stock-based compensation expense of approximately $7.5 million, $5.7 million and $4.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, in selling, general and administrative expenses on the Company’s consolidated statements of operations. As of December 31, 2021, there was approximately $8.6 million of unrecognized stock-based compensation expense related to awards granted under the Long-Term Incentive Plans. This included $3.6 million of unrecognized compensation cost related to unvested time-vested stock awards expected to be recognized over a remaining weighted average vesting period of approximately 1.4 years and $5.0 million of unrecognized compensation cost related to unvested performance awards, expected to be recognized over a remaining weighted average vesting period of approximately 1.4 years.
16. Employee Benefit Plans
The Company sponsors multiple defined contribution plans for eligible employees not covered by collective bargaining agreements. The plans include various features such as voluntary employee pre-tax and Roth-based contributions and matching contributions made by the Company. In addition, at the discretion of our Board of Directors, we may make additional profit sharing contributions to the plans. Company contributions under these defined contribution plans are based upon a percentage of income with limitations as defined by each plan. Total contributions for the years ended December 31, 2021, 2020 and 2019 amounted to $17.8 million, $16.8 million, and $10.9 million, respectively.
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees, who are represented by more than 300 local unions. The related collective-bargaining agreements between those organizations and the Company, which specify the rate at which the Company must contribute to the multi-employer defined pension plan, expire at different times between 2022 and 2024.
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
The following table summarizes plan information relating to the Company’s participation in multi-employer defined benefit pension plans, including company contributions for the last three years, the status under the Pension Protection Act of 2006, as amended by the Consolidated and Further Continuing Appropriations Act of 2015 (“PPA”) of the plans and whether the plans are subject to a funding improvement or rehabilitation plan, or contribution surcharges. The most recent zone status is for the plan’s year-end indicated in the table. The zone status is based on information that the Company received from the plan, as well as from publicly available information on the U.S. Department of Labor website. The PPA zone status for the plan year ended on December 31, 2021 has not been listed because Forms 5500 were not yet available. Among other factors, plans in the red “critical” zone are generally less than 65 percent funded, plans in the yellow “endangered” zone are between 65 and 80 percent funded, and plans in the green zone are at least 80 percent funded. Also listed in the table below are the Company’s contributions to defined contribution plans. Information in the table has been presented separately for individually significant plans and in the aggregate for all other plans.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status				Contributions to Plan for the Year ended December 31,			Funding Plan	Surcharge Imposed
		Status	Plan Year End	Status	Plan Year End	2021	2020	2019
						(in thousands)
Defined Benefit Plans:
Southern California IBEW-NECA Pension Trust Fund	95-6392774 001	Yellow	6/30/2020	Yellow	6/30/2019	$39,529	$32,791	$14,268	Yes	No
National Electrical Benefit Fund	53-0181657 001	Green	12/31/2020	Green	12/31/2019	11,627	10,850	11,050	No	No
Eighth District Electrical Pension Fund	84-6100393 001	Green	3/31/2021	Green	3/31/2020	10,977	10,998	11,199	No	No
IBEW Local 332 Pension Plan Part A	94-2688032 004	Green	12/31/2020	Green	12/31/2019	6,409	3,418	1,913	No	No
IBEW Local 769 Management Pension Plan A	86-6049763 001	Green	6/30/2020	Green	6/30/2019	3,446	3,866	2,689	No	No
IBEW Local No. 640 and Arizona NECA Defined Benefit Pension Plan	86-0323980 001	Green	12/31/2020	Green	12/31/2019	1,751	1,195	2,397	No	No
IBEW Local Union 1249 Pension Fund	15-6035161 001	Green	12/31/2020	Green	12/31/2019	3,684	2,126	1,578	No	No
Indiana/Kentucky/Ohio Regional Council of Carpenters Pension Fund	51-6123713 001	Green	6/30/2020	Green	6/30/2019	1,243	2,109	1,742	No	No
Alaska Electrical Pension Plan	92-6005171 001	Green	12/31/2020	Green	12/31/2019	2,039	1,548	1,408	No	No
Defined Contribution Plans:
National Electrical Annuity Plan	52-6132372 001		n/a		n/a	27,974	25,037	28,822	n/a	n/a
Eighth District Electrical Pension Fund Annuity Plan	84-6100393 002		n/a		n/a	5,097	4,915	5,339	n/a	n/a
San Mateo Country Electrical Construction Industry Retirement Plan	51-6052127 001		n/a		n/a	5,976	3,202	854	n/a	n/a
Puget Sound Electrical Workers 401(K) Savings Plan	91-6180326 001		n/a		n/a	1,021	2,132	1,833	n/a	n/a
All other plans:						25,107	17,663	17,117
Total contributions:						$145,880	$121,850	$102,209
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

One of the Company’s subsidiaries was listed in the Eighth District Electrical Pension Fund’s Form 5500 as providing more than five percent of the total contributions to that plan for the plan years ended March 31, 2021, 2020 and 2019, in the IBEW local 769 Management Pension Plan A’s Form 5500 as providing more than five percent of the total contributions to that plan for the plan years ended June 30, 2020 and 2019 and in the IBEW Local No. 640 and Arizona NECA Defined Benefit Pension Plan’s Form 5500 as providing more than five percent of the total contributions to that plan for the plan years ended December 31, 2020 and 2019. Another of the company’s subsidiaries was listed in the Southern California IBEW-NECA Pension Trust Fund Plan’s Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan year ended June 30, 2020.
17. Segment Information
MYR Group is a holding company of specialty contractors serving electrical utility infrastructure and commercial construction markets in the United States and Canada. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which includes safety costs, professional fees, IT expenses and management fees.
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
The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	For the Year ended December 31,
(in thousands)	2021	2020	2019
Contract revenues:
T&D	$1,301,587	$1,154,378	$1,134,411
C&I	1,196,702	1,093,014	936,748
	$2,498,289	$2,247,392	$2,071,159
Income from operations:
T&D	$132,738	$109,387	$73,580
C&I	54,418	37,247	30,506
General Corporate	(68,596)	(60,089)	(46,908)
	$118,560	$86,545	$57,178

The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Identifiable assets, consisting of contract receivables, contract assets, construction materials inventory, goodwill and intangibles for each segment are as follows as of December 31:

(in thousands)	2021	2020
T&D	$303,685	$269,721
C&I	408,896	413,910
General Corporate	408,511	312,228
	$1,121,092	$995,859
An allocation of total depreciation, including depreciation of shared construction equipment, and amortization to each segment is as follows:

	For the Year ended December 31,
(in thousands)	2021	2020	2019
Depreciation and amortization
T&D	$38,668	$37,254	$35,711
C&I	7,537	9,199	8,805
	$46,205	$46,453	$44,516
As of December 31, 2021 and 2020, there were $23.1 million and $23.2 million, respectively, of identifiable assets attributable to Canadian operations.
18. Noncontrolling Interests
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
The acquired joint venture made no distributions to its partners, and the Company made no capital contributions to the joint venture during the year ended December 31, 2021. Additionally, the joint venture was dissolved during the year ended December 31, 2021, and the underlying project was substantially completed in 2019. The initial balance of the Company’s noncontrolling interest consists of the fair value of noncontrolling interest acquired on July 2, 2018 with the Huen Companies. Net loss recognized during the year ended December 31, 2021 was not significant.
19. Earnings Per Share
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

Net income attributable to MYR Group Inc. and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	For the Year ended December 31,
(in thousands, except per share data)	2021	2020	2019
Numerator:
Net income	$85,006	$58,759	$36,214
Less: net loss attributable to noncontrolling interest	(4)	—	(1,476)
Net income attributable to MYR Group Inc.	$85,010	$58,759	$37,690
Denominator:
Weighted average common shares outstanding	16,838	16,684	16,587
Weighted average dilutive securities	323	206	112
Weighted average common shares outstanding, diluted	17,161	16,890	16,699
Net income per share attributable to MYR Group Inc.:
Basic	$5.05	$3.52	$2.27
Diluted	$4.95	$3.48	$2.26
For the years ended December 31, 2021, 2020 and 2019, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities. The following table summarizes the shares of common stock underlying the Company’s unvested performance awards that were excluded from the calculation of dilutive securities:

(in thousands)	2021	2020	2019
Performance awards	—	34	73
Share Repurchase Program
During 2021 and 2020, the Company repurchased 51,113 and 24,910 shares of stock, respectively, for approximately $3.4 million and $0.7 million, respectively, from its employees to satisfy tax obligations on shares vested under the Long-Term Incentive Plans. All of the shares repurchased were retired and returned to authorized but unissued stock.
20. Subsequent Event
On January 4, 2022, the Company acquired all issued and outstanding shares of capital stock of Powerline Plus Ltd. and its affiliate PLP Redimix Ltd. (collectively, the “Powerline Plus Companies"), a full-service electrical distribution construction company based in Toronto, Ontario. Consideration paid was approximately $114.4 million, subject to working capital and net asset adjustments, and was funded through a combination of cash on hand and borrowings under the Facility. There could be additional contingent consideration paid based on the achievement of certain performance targets. The results of Powerline Plus Companies will be included in the Company’s consolidated financial statements beginning on the transaction date. Approximately $0.2 million of acquisition-related costs associated with this acquisition were expensed by the Company in the year ended December 31, 2021. Due to the timing of the acquisition, preliminary purchase price allocation has not yet been completed.
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

Management, together with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance related to the matters stated in the above paragraph as of December 31, 2021.
Evaluation of Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective, as of December 31, 2021, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Management’s annual report on internal control over financial reporting is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
In addition, Crowe LLP, an independent registered public accounting firm, audited and reported on the 2021 Financial Statements included in this Annual Report on Form 10-K, and has issued an attestation report on our internal control over financial reporting. The report is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this Item 10 related to our directors is incorporated by reference to the information to be included under “Proposal 1. Election of Two Class III Director Nominees for Three-Year Terms” of our definitive Proxy Statement for our Annual Meeting of Stockholders scheduled expected to be held April 21, 2022 (the “2022 Proxy Statement”). Information
regarding delinquent Section 16(a) reports is incorporated by reference to the information to be included under the heading
“Delinquent Section 16(a) Reports” in the 2022 Proxy Statement. Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated by reference to the information to be included under the heading “Nominating, Environmental, Social and Corporate Governance Committee Matters and “2022 Annual Meeting of Stockholders” in the 2022 Proxy Statement. There were no material changes to the procedures by which security holders may recommend nominees to our board of directors in 2021. Information about our Audit Committee, including its members, and our Audit Committee financial experts, is incorporated by reference to the information to be included under the headings “Corporate Governance—Committee Membership and Meeting Attendance” and “Audit Committee Matters” in the 2022 Proxy Statement. Information related to our executive officers is contained in the section entitled “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K.
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
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference to the information to be included in the 2022 Proxy Statement under the headings “Proposal 1. Election of Two Class III Director Nominees for Three-Year Terms - Non Employee Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Compensation Committee Matters”.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table sets forth certain information regarding our 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014) (the “2007 Plan”) and our 2017 Long-Term Incentive Plan (Amended and Restated as of April 23, 2020) (the “LTIP”) as of December 31, 2021. At December 31, 2021, our only active equity compensation plan was the LTIP.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a)) (c)
Equity compensation plans approved by security holders	506,780	(1)	$23.74	(2)	703,594	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	506,780	(1)	23.74	(2)	703,594	(3)
___________________________________________
(1)    Includes (i) 2,709 shares subject to outstanding option awards granted under the 2007 Plan, (ii) 371,574 shares subject to outstanding performance share awards granted in 2019, 2020 and 2021 under the LTIP (actual performance for 2019 which vested on December 31, 2021 and were issued on February 16, 2022 and assumes maximum performance for 2020 and 2021) and (iii) 132,497 shares subject to outstanding restricted stock units granted under the LTIP.

(2)    The weighted-average exercise price in this column includes only option awards because the shares underlying other outstanding awards will be issued upon vesting or satisfaction of relevant performance criteria or time-based conditions without any cash consideration payable for those shares.
(3)    Reflects securities remaining available for future issuance under our LTIP. No further awards will be granted under the 2007 Plan.
Other information required by this Item 12 is incorporated by reference to the information to be included in the 2022 Proxy Statement under the headings “Ownership of Equity Securities.”
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the information to be included in the 2022 Proxy Statement under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance — Director Independence.”
Item 14.    Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to the information to be included in the 2022 Proxy Statement under the heading “Audit Committee Matters.”

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

10.7
Employment Agreement, dated April 29, 2015 between the Company and Tod Cooper, incorporated by reference to exhibit 10.21 of the Company’s Form 10-K for the year ended December 31, 2015 (File No. 001- 08325), filed with the SEC on March 3, 2016+

Number	Description
10.8
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

10.9
Amendment to the Employment Agreement, dated January 1, 2017, between the Company and Richard S. Swartz, Jr., incorporated by reference to exhibit 10.25 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+

10.10
Amendment to the Employment Agreement, dated January 1, 2017, between the Company and Tod M. Cooper, incorporated by reference to exhibit 10.26 of the Company’s Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+

10.11
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

10.13
Form of Restricted Stock Units Award Agreement (Non-Employee Director) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 28, 2017+

10.14
Form of Restricted Stock Units Award Agreement (Director) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 28, 2017+

10.15
Amendment to the Amended and Restated Employment Agreement, dated April 11, 2017, between the Company and Richard S. Swartz, Jr., incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 3, 2017+

10.16
Form of Restricted Stock Unit Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 2, 2018+

10.17
Form of Performance Shares Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 2, 2018+

10.18
Asset Purchase Agreement, dated as of July 2, 2018, by and among MYR Group, Inc., certain subsidiaries of MYR Group, Inc., as purchasers, and Huen Electric, Inc., incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 10-Q (File No. 001-08325), filed with the SEC on August 1, 2018

10.19
Employment Agreement, dated January 21, 2019, between the Company and William F. Fry, incorporated by reference to exhibit 10.33 of the Company’s Annual Report on Form 10-K (File No. 001-08325), filed with the SEC on March 6, 2019+

10.20
Form of Performance Shares Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 1, 2019+

10.21
Form of Non-Employee Directors Restricted Stock Unit Award Agreement under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 31, 2019+

10.22
Asset Purchase Agreement, dated as of July 15, 2019, by and among MYR Group, Inc., certain subsidiaries of MYR Group, Inc., as purchasers, and CSI Electrical Contractors, Inc., incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 31, 2019

10.23
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

Number	Description
10.24
MYR Group Inc. 2017 Long-Term Incentive Plan (Amended and Restated as of April 23, 2020), incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 27, 2020+

10.25
Form of Performance Shares Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on April 28, 2021+

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

MYR GROUP INC. (Registrant)

/s/ BETTY R. JOHNSON
February 23, 2022	Name:	Betty R. Johnson
	Title:	Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2022
Richard S. Swartz
/s/ BETTY R. JOHNSON	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2022
Betty R. Johnson
*	Chairman of the Board of Directors	February 23, 2022
Kenneth M. Hartwick
*	Director	February 23, 2022
Bradley T. Favreau
*	Director	February 23, 2022
William A. Koertner
*	Director	February 23, 2022
Jennifer E. Lowry
*	Director	February 23, 2022
Donald C.I. Lucky
*	Director	February 23, 2022
Shirin S. O'Connor
*	Director	February 23, 2022
Maurice E. Moore
*	Director	February 23, 2022
William D. Patterson

*By:	/s/ BETTY R. JOHNSON	February 23, 2022
(Betty R. Johnson) (Attorney-in-fact)