Form 10-Q
period 2022-03-31
MYR GROUP INC.
filed 2022-04-27
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 22, 2022, there were 17,004,490 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,732	$82,092
Accounts receivable, net of allowances of $2,385 and $2,441, respectively	386,193	375,353
Contract assets, net of allowances of $403 and $385, respectively	243,654	225,075
Current portion of receivable for insurance claims in excess of deductibles	11,388	11,078
Refundable income taxes	5,557	9,228
Prepaid expenses and other current assets	50,071	45,564
Total current assets	715,595	748,390
Property and equipment, net of accumulated depreciation of $331,174 and $322,128, respectively	206,969	196,092
Operating lease right-of-use assets	32,438	20,971
Goodwill	110,594	66,065
Intangible assets, net of accumulated amortization of $19,571 and $16,779, respectively	102,916	49,054
Receivable for insurance claims in excess of deductibles	30,602	32,443
Investment in joint ventures	2,792	3,978
Other assets	3,673	4,099
Total assets	$1,205,579	$1,121,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,039	$1,039
Current portion of operating lease obligations	9,270	7,765
Current portion of finance lease obligations	1,374	—
Accounts payable	223,703	200,744
Contract liabilities	165,127	167,931
Current portion of accrued self-insurance	25,916	24,242
Accrued income taxes	2,866	2,021
Other current liabilities	68,969	94,857
Total current liabilities	498,264	498,599
Deferred income tax liabilities	24,627	24,620
Long-term debt	48,657	3,464
Accrued self-insurance	48,794	50,816
Operating lease obligations, net of current maturities	23,180	13,230
Finance lease obligations, net of current maturities	3,001	—
Other liabilities	22,778	11,261
Total liabilities	669,301	601,990
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 16,995,250 and 16,870,636 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	170	168
Additional paid-in capital	159,256	163,754
Accumulated other comprehensive income	1,824	173
Retained earnings	375,028	355,007
Total stockholders’ equity	536,278	519,102
Total liabilities and stockholders’ equity	$1,205,579	$1,121,092
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended March 31,
(in thousands, except per share data)	2022	2021

Contract revenues	$636,624	$592,486
Contract costs	556,139	515,533
Gross profit	80,485	76,953
Selling, general and administrative expenses	53,564	49,647
Amortization of intangible assets	2,767	578
Gain on sale of property and equipment	(748)	(683)
Income from operations	24,902	27,411
Other income (expense):
Interest income	8	13
Interest expense	(451)	(475)
Other income (expense), net	(15)	41
Income before provision for income taxes	24,444	26,990
Income tax expense	3,756	7,062
Net income	$20,688	$19,928
Income per common share:
—Basic	$1.22	$1.19
—Diluted	$1.21	$1.17
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,916	16,760
—Diluted	17,133	17,045

Net income	$20,688	$19,928
Other comprehensive income:
Foreign currency translation adjustment	1,651	253
Other comprehensive income:	1,651	253
Total comprehensive income	$22,339	$20,181
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	MYR Group Inc. Stockholders’	Noncontrolling
(in thousands)	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Interest	Total

Balance at December 31, 2020	$—	16,734	$167	$158,618	$23	$270,480	$429,288	$4	$429,292
Net income	—	—	—	—	—	19,928	19,928	—	19,928
Stock issued under compensation plans, net	—	123	1	109	—	—	110	—	110
Stock-based compensation expense	—	—	—	1,487	—	—	1,487	—	1,487
Shares repurchased	—	(41)	—	(2,231)	—	(387)	(2,618)	—	(2,618)
Other comprehensive income	—	—	—	—	253	—	253	—	253
Stock issued - other	—	1	—	12	—	—	12	—	12
Balance at March 31, 2021	$—	16,817	$168	$157,995	$276	$290,021	$448,460	$4	$448,464

Balance at December 31, 2021	$—	16,871	$168	$163,754	$173	$355,007	$519,102	$—	$519,102
Net income	—	—	—	—	—	20,688	20,688	—	20,688
Stock issued under compensation plans, net	—	193	2	2	—	—	4	—	4
Stock-based compensation expense	—	—	—	1,624	—	—	1,624	—	1,624
Shares repurchased	—	(69)	—	(6,124)	—	(667)	(6,791)	—	(6,791)
Other comprehensive income	—	—	—	—	1,651	—	1,651	—	1,651
Balance at March 31, 2022	$—	16,995	$170	$159,256	$1,824	$375,028	$536,278	$—	$536,278
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(in thousands)	2022	2021

Cash flows from operating activities:
Net income	$20,688	$19,928
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	11,904	11,293
Amortization of intangible assets	2,767	578
Stock-based compensation expense	1,624	1,487
Deferred income taxes	(1)	(47)
Gain on sale of property and equipment	(748)	(683)
Other non-cash items	886	529
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	2,902	12,592
Contract assets, net	(5,745)	(6,991)
Receivable for insurance claims in excess of deductibles	1,531	802
Other assets	281	15,314
Accounts payable	15,613	29,198
Contract liabilities	(4,470)	(18,087)
Accrued self-insurance	(352)	(285)
Other liabilities	(25,413)	(6,238)
Net cash flows provided by operating activities	21,467	59,390
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,027	651
Cash paid for acquired business, net of cash acquired	(110,576)	—
Purchases of property and equipment	(14,037)	(7,031)
Net cash flows used in investing activities	(123,586)	(6,380)
Cash flows from financing activities:
Net borrowings under revolving lines of credit	45,193	—
Payment of principal obligations under finance leases	(437)	(273)
Proceeds from exercise of stock options	4	110
Payments related to tax withholding for stock-based compensation	(6,791)	(2,618)
Other financing activities	—	12
Net cash flows provided by (used in) financing activities	37,969	(2,769)
Effect of exchange rate changes on cash	790	160
Net increase (decrease) in cash and cash equivalents	(63,360)	50,401
Cash and cash equivalents:
Beginning of period	82,092	22,668
End of period	$18,732	$73,069
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Business and Basis of Presentation
Organization and Business
MYR Group Inc. (the “Company”) is a holding company of specialty electrical construction service providers and is currently conducting operations through wholly owned subsidiaries. The Company performs construction services in two business segments: Transmission and Distribution (“T&D”), and Commercial and Industrial (“C&I”). T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. T&D provides a broad range of services on electric transmission, distribution networks, substation facilities and clean energy projects include design, engineering, procurement, construction, upgrade, maintenance and repair services. C&I customers include general contractors, commercial and industrial facility owners, government agencies and developers. C&I provides a broad range of services, which include the design, installation, maintenance and repair of commercial and industrial wiring. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, clean energy projects, manufacturing plants, processing facilities, water/waste-water treatment facilities, mining facilities, intelligent transportation systems and roadway lighting.
Basis of Presentation
Interim Consolidated Financial Information
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income, stockholders’ equity and cash flows with respect to the interim consolidated financial statements, have been included. Certain reclassifications were made to prior year amounts to conform to the current year presentation. The consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements as of that date. The results of operations and comprehensive income are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 23, 2022 (the "2021 Annual Report").
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
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and ineffective long-term monetary assets and liabilities are recorded in the “other income (expense), net” line on the Company’s consolidated statements of operations. Foreign currency gains and losses, recorded in other income, net, for the three months ended March 31, 2022 and 2021 were not significant. Effective foreign currency transaction gains and losses, arising primarily from long-term monetary assets and liabilities, are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.
The most significant estimates are related to estimates of costs to complete contracts, pending change orders and claims, shared savings, insurance reserves, income tax reserves, estimates surrounding stock-based compensation, acquisition-related contingent earn-out consideration liabilities, the recoverability of goodwill and intangibles and allowance for doubtful accounts. The Company estimates a cost accrual every quarter that represents costs incurred but not invoiced for services performed or goods delivered during the period, and estimates revenue from the contract cost portion of these accruals based on current gross margin rates to be consistent with its cost method of revenue recognition.
As of March 31, 2022 and 2021, the Company had recognized revenues of $11.4 million and $14.0 million, respectively, related to large change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended March 31, 2022, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.5%, which resulted in increases in operating income of $3.8 million, net income of $2.7 million and diluted earnings per common share of $0.16.
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
2. Acquisition
Powerline Plus Ltd
On January 4, 2022, the Company acquired all issued and outstanding shares of capital stock of Powerline Plus Ltd. and its affiliate PLP Redimix Ltd. (collectively, the “Powerline Plus Companies"), a full-service electrical distribution construction company based in Toronto, Ontario. Consideration paid, funded through a combination of cash on hand and borrowings under the Facility (as defined below), was $110.6 million, net of cash acquired, and is subject to working capital and net asset adjustments. Additionally, the acquisition includes contingent earn-out consideration that may be payable if the Powerline Plus Companies achieve certain performance targets over a three-year post-acquisition period. As of the acquisition date, the fair value of the contingent earn-out consideration was $10.6 million. The future payout of the contingent earn-out consideration, if any, is unlimited and could be significantly higher than the acquisition date fair value. If the minimum thresholds of the performance targets are achieved the contingent earn-out consideration payment will be approximately $17.7 million. There were no changes in contingent earn-out consideration, subsequent to the acquisition, for the three months ended March 31, 2022. The results of the Powerline Plus Companies is included in the Company’s consolidated financial statements beginning on the transaction date. Approximately $0.1 million of acquisition-related costs associated with this acquisition were expensed by the Company during the three months ended March 31, 2022.
The purchase agreement also includes contingent consideration provisions for down-side margin guarantee adjustments based upon certain contract performance subsequent to the acquisition. The contracts were valued at fair value at the acquisition date, causing no margin guarantee estimate or adjustments for fair value. Unfavorable changes in contract estimates, such as modified costs to complete or change order recognition, will result in changes to these margin guarantee estimates. Changes in margin guarantee adjustments on contracts, subsequent to the acquisition, were recorded in other income and were not significant for the three months ended March 31, 2022. Future margin guarantee adjustments, if any, are expected to be recognized through 2022 and possibly in early 2023.

The following table summarizes the allocation of the opening balance sheet as of the date of the Powerline Plus Companies acquisition:

(in thousands)	(as of acquisition date) January 4, 2022
Cash paid	$114,429
Contingent consideration - fair value at acquisition date	10,608
Preliminary estimated net asset adjustments	563
Total consideration, net of estimated net asset adjustments	125,600
Less: Acquired cash	(3,853)
Total consideration less cash acquired, net of estimated net asset adjustments	$121,747

Cash and cash equivalents	$3,853
Accounts receivable, net	12,131
Contract assets, net	12,443
Refundable income taxes	394
Prepaid expenses and other current assets	1,233
Property and equipment	10,366
Operating lease right-of-use assets	6,631
Accounts payable	(8,095)
Contract liabilities	(1,597)
Accrued income taxes	(686)
Current portion of operating lease obligations	(1,224)
Current portion of finance lease obligations	(1,492)
Deferred income tax liabilities	(672)
Operating lease obligations, net of current maturities	(4,897)
Finance lease obligations, net of current maturities	(3,243)
Net identifiable assets and liabilities	25,145
Unallocated intangible assets	56,650
Total acquired assets and liabilities	81,795
Goodwill	$43,805
The Company has developed preliminary estimates of fair value of the assets acquired and liabilities assumed for the purposes of allocating the purchase price. The goodwill to be recognized, which represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed, is primarily attributable to the value of an assembled workforce and other non-identifiable assets. No synergies were anticipated in the acquisition as the Powerline Plus Companies will function as an individual business within the Company’s operating structure. Further adjustments are expected to the allocation as third party valuations of contingent earn-out consideration, acquired right-of-use assets and lease liabilities and identifiable intangible assets, including backlog, customer relationships, trade name and off-market component, are determined, and as net asset adjustments are finalized. Additionally, the Company is currently performing an analysis of the purchase price allocation and will make appropriate adjustments based on the analysis. A portion of the goodwill and identifiable intangible assets are expected to be tax deductible per applicable Canadian Revenue Authority regulations.

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
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.4 million as of March 31, 2022 and December 31, 2021.
Contract assets consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021	Change

Unbilled revenue, net	$140,242	$134,187	$6,055
Contract retainages, net	103,412	90,888	12,524
Contract assets, net	$243,654	$225,075	$18,579
The Company’s consolidated balance sheets present contract liabilities which contain deferred revenue and an accrual for contracts in a loss provision.
Contract liabilities consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021	Change

Deferred revenue	$162,584	$165,699	$(3,115)
Accrued loss provision	2,543	2,232	311
Contract liabilities	$165,127	$167,931	$(2,804)
The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	March 31, 2022	December 31, 2021	Change

Contract assets, net	$243,654	$225,075	$18,579
Contract liabilities	(165,127)	(167,931)	2,804
Net contract assets (liabilities)	$78,527	$57,144	$21,383
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $17.9 million and $41.4 million for the three months ended March 31, 2022 and 2021, respectively.
The net asset position for contracts in process consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021

Costs and estimated earnings on uncompleted contracts	$4,153,142	$4,130,621
Less: billings to date	4,175,484	4,162,133
	$(22,342)	$(31,512)

The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

(in thousands)	March 31, 2022	December 31, 2021

Unbilled revenue	$140,242	$134,187
Deferred revenue	(162,584)	(165,699)
	$(22,342)	$(31,512)

4. Lease Obligations
From time-to-time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to eight years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At March 31, 2022, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.
The following is a summary of the lease-related assets and liabilities recorded:

		March 31, 2022	December 31, 2021
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$32,438	$20,971
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	4,829	—
Total right-of-use lease assets		$37,267	$20,971

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$9,270	$7,765
Finance lease obligations	Current portion of finance lease obligations	1,374	—
Total current obligations		10,644	7,765
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	23,180	13,230
Finance lease obligations	Finance lease obligations, net of current maturities	3,001	—
Total non-current obligations		26,181	13,230
Total lease obligations		$36,825	$20,995

The following is a summary of the lease terms and discount rates:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term - finance leases	2.4 years	0.0 years
Weighted-average remaining lease term - operating leases	3.9 years	2.9 years
Weighted-average discount rate - finance leases	2.6%	—%
Weighted-average discount rate - operating leases	3.9%	3.9%
The following is a summary of certain information related to the lease costs for finance and operating leases:

(in thousands)	Three months ended March 31,
	2022	2021
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$609	$189
Interest on lease liabilities	28	3
Operating lease cost	3,122	2,486
Variable lease costs	91	76
Total lease cost	$3,850	$2,754
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Three months ended March 31,
(in thousands)	2022	2021
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,179	$2,540
Right-of-use asset obtained in exchange for new operating lease obligations	$4,392	$1,502

The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under financial leases, less interest, and under operating leases, less imputed interest, as of March 31, 2022 were as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations

Remainder of 2022	$1,158	$9,132	$10,290
2023	1,157	10,174	11,331
2024	2,056	7,178	9,234
2025	186	5,080	5,266
2026	—	3,963	3,963
2027	—	770	770
Thereafter	—	1,398	1,398
Total minimum lease payments	4,557	37,695	42,252
Financing component	(182)	(5,245)	(5,427)
Net present value of minimum lease payments	4,375	32,450	36,825
Less: current portion of finance and operating lease obligations	(1,374)	(9,270)	(10,644)
Long-term finance and operating lease obligations	$3,001	$23,180	$26,181
The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at or below market rental rates. As of March 31, 2022, the minimum lease payments required under these leases totaled $8.7 million, which are due over the next 4.8 years.
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
As of March 31, 2022 and December 31, 2021, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of March 31, 2022 and December 31, 2021, the fair values of the Company’s long-term debt and finance lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at March 31, 2022 and December 31, 2021, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s finance lease obligations also approximated fair value.
As of March 31, 2022, the fair values of the Company’s contingent earn-out consideration liability associated with the acquisition of the Powerline Plus Companies was based on Level 3 inputs. The contingent earn-out consideration recorded represent the estimated fair values of future amounts potentially payable to the former owners of the acquired Powerline Plus Companies and was initially determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor. The fair value of this contingent earn-out consideration liability will be evaluated on an ongoing basis by management. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3). Significant changes in any of these assumptions could result in a significantly higher or lower potential liability.

6. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

(dollar amounts in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of March 31, 2022	Outstanding Balance as of December 31, 2021

Credit Agreement
Revolving loans	9/13/2019	Variable	Variable	5	$45,193	$—

Equipment Notes
Equipment Note 8	12/27/2019	2.75%	Semi-annual	5	4,503	4,503
					4,503	4,503
Total debt					49,696	4,503
Less: current portion of long-term debt					(1,039)	(1,039)
Long-term debt					$48,657	$3,464
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
Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 0.75%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on the Company’s consolidated leverage ratio (the “Leverage Ratio”) which is defined in the Credit Agreement as Consolidated Total Indebtedness (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.00% to 1.75% for non-performance letters of credit or 0.50% to 0.875% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.15% to 0.25%, based on the Company’s consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.50 or the Company's consolidated Liquidity (as defined in the Credit Agreement) is less than $50 million. The weighted average interest rate on borrowings outstanding on the Facility for the three months ended March 31, 2022 was 1.34% per annum.
Under the Credit Agreement, the Company is subject to certain financial covenants and is limited to a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of March 31, 2022.

As of March 31, 2022, the Company had $45.2 million of debt outstanding under the Facility and letters of credit outstanding under the Facility of approximately $12.3 million, which are almost entirely related to the Company's payment obligation under its insurance programs.
As of December 31, 2021, the Company had no debt outstanding under the Facility and letters of credit outstanding under the Facility of approximately $12.3 million, which are almost entirely related to the Company's payment obligation under its insurance programs.
The Company had remaining deferred debt issuance costs totaling $0.8 million as of March 31, 2022, related to the line of credit. As permitted, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.
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
As of March 31, 2022, the Company had one Equipment Note outstanding under the Master Loan Agreements that is collateralized by equipment and vehicles owned by the Company. The following table sets forth our remaining principal payments for the Company’s outstanding Equipment Note as of March 31, 2022:

(in thousands)	Future Equipment Notes Principal Payments

Remainder of 2022	$1,039
2023	1,067
2024	2,397
Total future principal payments	4,503
Less: current portion of equipment notes	(1,039)
Long-term principal obligations	$3,464
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
The components of the Company’s revenue by contract type for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31, 2022
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$150,904	41.4%	$218,577	80.4%	$369,481	58.0%
Unit price	104,321	28.6	14,803	5.4	119,124	18.7
T&E	109,631	30.0	38,388	14.2	148,019	23.3
	$364,856	100.0%	$271,768	100.0%	$636,624	100.0%

	Three months ended March 31, 2021
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$152,067	48.3%	$227,670	82.0%	$379,737	64.1%
Unit price	85,345	27.1	18,427	6.6	103,772	17.5
T&E	77,496	24.6	31,481	11.4	108,977	18.4
	$314,908	100.0%	$277,578	100.0%	$592,486	100.0%
The components of the Company’s revenue by market type for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31, 2022			Three months ended March 31, 2021
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$221,607	34.8%	T&D	$211,227	35.7%	T&D
Distribution	143,249	22.5	T&D	103,681	17.5	T&D
Electrical construction	271,768	42.7	C&I	277,578	46.8	C&I
Total revenue	$636,624	100.0%		$592,486	100.0%
Remaining Performance Obligations
As of March 31, 2022, the Company had $2.28 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.

The following table summarizes the amount of remaining performance obligations as of March 31, 2022 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months.

	Remaining Performance Obligations at March 31, 2022
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total at December 31, 2021

T&D	$1,007,561	$223,496	$572,032
C&I	1,275,188	472,744	1,105,866
Total	$2,282,749	$696,240	$1,677,898
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
8. Income Taxes
The U.S. federal statutory tax rate was 21% for each of the three months ended March 31, 2022 and 2021. The Company’s effective tax rate for the three months ended March 31, 2022 was 15.4% of pretax income compared to the effective tax rate for the three months ended March 31, 2021 of 26.2%.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended March 31, 2022, was primarily due to a favorable impact from stock compensation excess tax benefits partially offset by state income taxes, foreign earnings and other permanent difference items.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended March 31, 2021, was primarily due to state income taxes and foreign earnings and the associated impact of the global intangible low tax income (“GILTI”) and other permanent difference items, partially offset by a favorable impact from stock compensation excess tax benefits.
The Company had unrecognized tax benefits of approximately $0.4 million as of March 31, 2022 and December 31, 2021, which were included in other liabilities in the accompanying consolidated balance sheets.
The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three months ended March 31, 2022 and 2021.
The Company is subject to taxation in various jurisdictions. The Company’s 2018 through 2020 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2017 through 2020.
9. Commitments and Contingencies
Purchase Commitments
As of March 31, 2022, the Company had approximately $17.2 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur over the next nine months.

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
Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of March 31, 2022, an aggregate of approximately $1.46 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $579.7 million as of March 31, 2022.
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
Collective Bargaining Agreements
Most of the Company’s subsidiaries’ craft labor employees are covered by collective bargaining agreements. The agreements require the subsidiaries to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If a subsidiary withdraws from any of the multi-employer pension plans or if the plans were to otherwise become underfunded, the subsidiary could incur liabilities for additional contributions related to these plans. Although the Company has been informed that the underfunding status of some of the multi-employer pension plans to which its subsidiaries contribute have been classified as “critical” status, the Company is not currently aware of any potential liabilities related to this issue.
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
During the three months ended March 31, 2022, the Company granted time-vested stock awards covering 35,659 shares of common stock under the LTIP, which vest ratably over three years, at a weighted average grant date fair value of $99.22. During the three months ended March 31, 2022, time-vested stock awards covering 64,133 shares of common stock vested at a weighted average grant date fair value of $38.66.
During the three months ended March 31, 2022, the Company granted 31,603 performance share awards under the LTIP at target, which will cliff vest, if earned, on December 31, 2024, at a weighted average grant date fair value of $118.82. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares granted, based upon the Company’s performance compared to certain metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to targets, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards granted cliff vest following the performance period if the stated performance targets and minimum service requirements are attained and are paid in shares of the Company’s common stock.
During the three months ended March 31, 2022, plan participants exercised options to purchase 236 shares of the Company’s common stock with a weighted average exercise price of $17.48.
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
11. Segment Information
MYR Group is a holding company of specialty contractors serving electrical utility infrastructure and commercial construction markets in the United States and Canada. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which include safety costs, professional fees, IT expenses and management fees. The accounting policies of the segments are the same as those described in the Note 1–Organization, Business and Significant Accounting Policies to the 2021 Annual Report.

Transmission and Distribution: The T&D segment provides a broad range of services on electric transmission and distribution networks and substation facilities which include design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair. T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems and clean energy projects. The T&D segment also provides emergency restoration services in response to hurricane, ice or other storm-related damage. T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors.
Commercial and Industrial: The C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, the installation of intelligent transportation systems and roadway lighting. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, convention centers, clean energy projects, manufacturing plants, processing facilities, water/waste-water treatment facilities, mining facilities and transportation control and management systems. The C&I segment generally provides electric construction and maintenance services as a subcontractor to general contractors in the C&I industry, but also contracts directly with facility owners. The C&I segment has a diverse customer base with many long-standing relationships.
The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended March 31,
(in thousands)	2022	2021

Contract revenues:
T&D	$364,856	$314,908
C&I	271,768	277,578
	$636,624	$592,486
Income from operations:
T&D	$30,431	$28,673
C&I	10,090	14,272
General Corporate	(15,619)	(15,534)
	$24,902	$27,411
12. Earnings Per Share
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

Net income and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended March 31,
(in thousands, except per share data)	2022	2021

Numerator:
Net income	$20,688	$19,928

Denominator:
Weighted average common shares outstanding	16,916	16,760
Weighted average dilutive securities	217	285
Weighted average common shares outstanding, diluted	17,133	17,045

Income per common share:
Basic	$1.22	$1.19
Diluted	$1.21	$1.17
For the three months ended March 31, 2022 and 2021, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s unvested time-vested stock awards were included in the computation of weighted average dilutive securities.
The following table summarizes the shares of common stock underlying the Company’s unvested time-vested stock awards and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended March 31,
(in thousands)	2022	2021

Time-vested stock awards	36	48
Performance awards	32	42

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying unaudited consolidated financial statements and with our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein under the captions “Cautionary Statement Concerning Forward-Looking Statements and Information” and “Risk Factors,” as well as in the 2021 Annual Report. We assume no obligation to update any of these forward-looking statements.
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
We believe proposed legislative actions aimed at supporting infrastructure improvements in the United States may positively impact long-term demand, particularly in connection with electric power infrastructure, transportation and renewable energy spending. We believe the proposed legislative actions are likely to provide greater long-term opportunity in both of our reporting segments. However both of our segments and supporting operations may be subject to delays and cost volatility due to the continued market disruption from the COVID-19 pandemic, inflationary pressures, supply chain disruptions, tariffs and regulatory slowdowns. These delays and cost volatility could result in decelerations in project opportunities and awards.
We had consolidated revenues for the three months ended March 31, 2022 of $636.6 million, of which 57.3% was attributable to our T&D customers and 42.7% was attributable to our C&I customers. Our consolidated revenues for the three months ended March 31, 2021 were $592.5 million. For the three months ended March 31, 2022, our net income and EBITDA(1) were $20.7 million and $39.6 million, respectively, compared to $19.9 million and $39.3 million, respectively, for the three months ended March 31, 2021.
We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new sources of renewable generation. Consequently, we anticipate that we will continue to see significant bidding activity on large transmission projects going forward. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in the remainder of 2022 will not likely have a large impact on 2022 results. Bidding and construction activity for small to medium-size transmission projects and upgrades remain active, and we expect this trend to continue, primarily due to reliability and economic drivers.
(1) EBITDA is a non-GAAP measure. Refer to “Non-GAAP Measure—EBITDA” for a discussion of this measure.

As a result of reduced spending by United States utilities on their distribution systems for several years, we believe there is a need for sustained investment by utilities on their distribution systems to properly maintain or meet reliability requirements. We continue to see increased bidding activity in some of our electric distribution markets, as economic conditions improved in those areas. We believe the increased hurricane activity and destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and staffing constraints. We believe electric utility employee retirements could increase, which may result in an increase in outsourcing opportunities. We expect to see an incremental increase in distribution opportunities in the United States and in Ontario, Canada during the rest of 2022, due to the acquisition of the Powerline Plus Companies.
We expect C&I bidding opportunities to continue to be impacted by various recent market disruptions, and as a result the ultimate recovery of the C&I market will be heavily dependent on the timing and pace of the United States and Canada economic recoveries. We believe that the primary markets we serve may be somewhat less vulnerable to economic slowing, such as health care, transportation, data centers, warehousing, clean energy and water projects. We are hopeful that the service industry and small project market could quickly rebound as pent-up demand will need to be addressed.
In addition, the United States has experienced decades of underfunded economic expansion and aging infrastructure which has challenged the capacity of public water and transportation infrastructure forcing states and municipalities to seek creative means to fund needed expansion and repair. We believe the need for expanding public infrastructure will offer opportunity in our C&I segment for several years. We expect the long-term growth in our C&I segment to generally track the economic growth of the regions we serve.
We strive to maintain our status as a preferred provider to our T&D and C&I customers. In an effort to support our growth strategy and maximize stockholder returns, we seek to efficiently manage our capital. We continue to implement strategies that further expand our capabilities and allow opportunities to provide prudent capital returns. On January 4, 2022, we acquired all issued and outstanding shares of capital stock of Powerline Plus Ltd. and its affiliate (collectively, the “Powerline Plus Companies"), which expanded our distribution operations in Ontario, Canada.
We continue to manage our increasing costs for supporting our operations, including increasing insurance, equipment, labor and material costs. We believe that our financial position, positive cash flows and other operational strengths will enable us to manage our markets and give us the flexibility to successfully execute our strategies. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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

Our backlog was $2.41 billion at March 31, 2022, compared to $1.79 billion at December 31, 2021 and $1.64 billion at March 31, 2021. Our backlog at March 31, 2022 increased 34.5% from December 31, 2021. Backlog in the T&D segment increased $446.8 million and C&I backlog increased $169.6 million compared to December 31, 2021. Our backlog as of March 31, 2022 included our proportionate share of joint venture backlog totaling $4.2 million, compared to $5.4 million at December 31, 2021.
The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at March 31, 2022
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2021

T&D	$1,122,937	$223,496	$676,130
C&I	1,282,592	472,744	1,113,014
Total	$2,405,529	$696,240	$1,789,144

Consolidated Results of Operations
The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2022		2021
(dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues	$636,624	100.0%	$592,486	100.0%
Contract costs	556,139	87.4	515,533	87.0
Gross profit	80,485	12.6	76,953	13.0
Selling, general and administrative expenses	53,564	8.4	49,647	8.4
Amortization of intangible assets	2,767	0.4	578	0.1
Gain on sale of property and equipment	(748)	(0.1)	(683)	(0.1)
Income from operations	24,902	3.9	27,411	4.6
Other income (expense):
Interest income	8	—	13	—
Interest expense	(451)	(0.1)	(475)	(0.1)
Other income (expense), net	(15)	—	41	—
Income before provision for income taxes	24,444	3.8	26,990	4.5
Income tax expense	3,756	0.6	7,062	1.1
Net income	$20,688	3.2%	$19,928	3.4%
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Revenues. Revenues were $636.6 million for the three months ended March 31, 2022 compared to $592.5 million for the three months ended March 31, 2021. The increase of $44.1 million, or 7.4%, was primarily due to an increase in revenue on distribution projects, incremental revenues from the Powerline Plus Companies and an increase in revenue from transmission projects, partially offset by a decrease in C&I revenue in certain geographical areas.

Gross margin. Gross margin was 12.6% for the three months ended March 31, 2022 compared to 13.0% for the three months ended March 31, 2021. The decrease in gross margin was primarily due to overall cost increases mainly associated with supply chain disruptions and impacts from the COVID-19 pandemic some of which also caused labor and material inefficiencies on certain projects, as well as inclement weather experienced on certain projects. These margin decreases were partially offset by favorable job close outs and net favorable change order adjustments on certain projects. Changes in estimates of gross profit on certain projects resulted in a gross margin increases of 0.5% and 0.1% for the three months ended March 31, 2022 and 2021, respectively.
Gross profit. Gross profit was $80.5 million for the three months ended March 31, 2022 compared to $77.0 million for the three months ended March 31, 2021. The increase of $3.5 million, or 4.6%, was due to higher revenues partially offset by lower margins.
Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") were $53.6 million for the three months ended March 31, 2022 compared to $49.6 million for the three months ended March 31, 2021. The period-over-period increase of $4.0 million was primarily due to the acquisition of the Powerline Plus Companies.
Amortization of intangible assets. Amortization of intangible assets was $2.8 million for the three months ended March 31, 2022 compared to $0.6 million for the three months ended March 31, 2021. The period-over-period increase of $2.2 million was primarily due to amortization related to certain intangibles acquired with the Powerline Plus Companies.
Gain on sale of property and equipment. Gains from the sale of property and equipment for the three months ended March 31, 2022 and 2021 were $0.7 million. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Income tax expense. Income tax expense was $3.8 million for the three months ended March 31, 2022, with an effective tax rate of 15.4%, compared to the expense of $7.1 million for the three months ended March 31, 2021, with an effective tax rate of 26.2%. The decrease in the tax rate for the three months ended March 31, 2022 was primarily due to a favorable impact from stock compensation excess tax benefits and the reduction of the impact of the global intangible low tax income (“GILTI”).
Net income. Net income was $20.7 million for the three months ended March 31, 2022 compared to $19.9 million for the three months ended March 31, 2021. The increase was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended March 31,
	2022		2021
(dollars in thousands)	Amount	Percent	Amount	Percent

Contract revenues:
Transmission & Distribution	$364,856	57.3%	$314,908	53.2%
Commercial & Industrial	271,768	42.7	277,578	46.8
Total	$636,624	100.0%	$592,486	100.0%
Operating income (loss):
Transmission & Distribution	$30,431	8.3%	$28,673	9.1%
Commercial & Industrial	10,090	3.7	14,272	5.1
Total	40,521	6.4	42,945	7.2
General Corporate	(15,619)	(2.5)	(15,534)	(2.6)
Consolidated	$24,902	3.9%	$27,411	4.6%

Transmission & Distribution
Revenues for our T&D segment for the three months ended March 31, 2022 were $364.9 million compared to $314.9 million for the three months ended March 31, 2021, an increase of $50.0 million, or 15.9%. The increase in revenue was primarily related to an increase in revenue on distribution projects, incremental revenues from the Powerline Plus Companies and an increase in revenue from transmission projects. Revenues from transmission projects represented 60.7% and 67.1% of T&D segment revenue for the three months ended March 31, 2022 and 2021, respectively.
Operating income for our T&D segment for the three months ended March 31, 2022 was $30.4 million, an increase of $1.8 million, or 6.1%, from the three months ended March 31, 2021. The increase in T&D operating income from the prior year was primarily due to higher revenues and a favorable job close-out. These increases were partially offset by the additional $2.2 million of amortization related to certain intangibles acquired with the Powerline Plus Companies and overall cost increases from supply chain disruptions, impacts from the COVID-19 pandemic and inclement weather experienced on certain projects. As a percentage of revenues, operating income for our T&D segment was 8.3% for the three months ended March 31, 2022 compared to 9.1% for the three months ended March 31, 2021.
Commercial & Industrial
Revenues for our C&I segment for the three months ended March 31, 2022 were $271.8 million compared to $277.6 million for the three months ended March 31, 2021, a decrease of $5.8 million, or 2.1%, primarily due to a decrease in revenue in certain geographical areas.
Operating income for our C&I segment for the three months ended March 31, 2022 was $10.1 million, a decrease of $4.2 million, over the three months ended March 31, 2021. The period-over-period decrease in operating income was primarily due to overall cost increases mainly associated with supply chain disruptions and impacts from the COVID-19 pandemic some of which also caused labor and material inefficiencies on certain projects. The decrease in operating income was partially offset by a favorable job close out and net favorable change order adjustments on certain projects. As a percentage of revenues, operating income for our C&I segment was 3.7% for the three months ended March 31, 2022 compared to 5.1% for the three months ended March 31, 2021.
Non-GAAP Measure—EBITDA
We define EBITDA, a performance measure used by management, as net income plus interest expense net of interest income, provision for income taxes and depreciation and amortization. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. We believe that EBITDA is useful to investors and other external users of our Consolidated Financial Statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, useful lives placed on assets, capital structure and the method by which assets were acquired. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from, the presentation of EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations.

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
The following table provides a reconciliation of net income to EBITDA:

	Three months ended March 31,
(in thousands)	2022	2021

Net income	$20,688	$19,928
Add:
Interest expense, net	443	462
Income tax expense	3,756	7,062
Depreciation & amortization	14,671	11,871
EBITDA	$39,558	$39,323
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

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended March 31,
(in thousands)	2022	2021

Provided by Operating Activities:
Net cash flows provided by operating activities	$21,467	$59,390
Add/(subtract):
Changes in operating assets and liabilities	15,653	(26,305)
Adjustments to reconcile net income to net cash flows provided by operating activities	(16,432)	(13,157)
Depreciation & amortization	14,671	11,871
Income tax expense	3,756	7,062
Interest expense, net	443	462
EBITDA	$39,558	$39,323

Liquidity, Capital Resources and Material Cash Requirements
As of March 31, 2022, we had working capital of $217.3 million. We define working capital as current assets less current liabilities. During the three months ended March 31, 2022, operating activities of our business provided net cash of $21.5 million, compared to $59.4 million of cash provided for the three months ended March 31, 2021. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The $37.9 million year-over-year decrease in cash provided by operating activities was primarily due to unfavorable net changes in operating assets and liabilities of $42.0 million, partially offset by an increase in net income of $0.8 million. The unfavorable change in operating assets and liabilities was primarily due to an unfavorable change of $19.2 million in other liabilities and an unfavorable change of $15.0 million in other assets, partially offset by the net unfavorable year-over-year changes in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $8.4 million. The unfavorable change of $19.2 million in other liabilities was primarily due to the timing of employee incentive compensation payments. The unfavorable change in other assets was primarily due to the incremental prepayment of materials required for a large project offset by a decrease in our prepaid insurance. The unfavorable changes in cash provided by working capital accounts, primarily related to construction activities, was primarily due to unfavorable changes in contract assets and contract liabilities due to the timing of billings and payments under our contracts.
In the three months ended March 31, 2022, we used net cash of $123.6 million in investing activities consisting of $110.6 million to acquire the Powerline Plus Companies and $14.0 million for capital expenditures, partially offset by $1.0 million of proceeds from the sale of equipment.
In the three months ended March 31, 2022, financing activities provided net cash of $38.0 million, consisting primarily of $45.2 million of borrowing under our revolving line of credit, partially offset by share repurchases of $6.8 million, all of which represented shares surrendered to satisfy tax obligations under our stock compensation programs.
We believe that our $317.5 million borrowing availability under our revolving line of credit at March 31, 2022, future cash flow from operations and our ability to utilize short- and long-term leases will provide sufficient liquidity for our short- and long-term needs. Our primary short-term liquidity needs include cash for operations, debt service requirements, capital expenditures, acquisition and joint venture opportunities and $12.6 million of remaining payroll tax deferrals provided under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") which are expected to be paid by the end of 2022. We believe that we have an adequate source of liquidity to meet our long-term liquidity needs and foreseeable material cash requirements. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
Under the Credit Agreement, we are subject to certain financial covenants and are limited to a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. We were in compliance with all of the financial covenants under the Credit Agreement as of March 31, 2022.
We had $45.2 million of debt outstanding under the Facility as of March 31, 2022. We had no debt outstanding under the Facility as of December 31, 2021.
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
As of March 31, 2022 and December 31, 2021, we had $12.3 million in letters of credit outstanding under our Credit Agreement, which are almost entirely related to the Company's payment obligation under its insurance programs.
Equipment Notes
We have entered into multiple Master Loan Agreements with multiple banks. The Master Loan Agreements may be used for financing of equipment between us and the lending banks pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.

As of March 31, 2022 and December 31, 2021, we had one outstanding Equipment Note collateralized by equipment and vehicles owned by us. The outstanding balance of this Equipment Note was $4.5 million as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, we had outstanding short-term and long-term Equipment Notes of approximately $1.0 million and $3.5 million, respectively.
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
The outstanding balance of operating lease obligations was $32.5 million as of March 31, 2022. As of March 31, 2022, we had outstanding short-term and long-term operating lease obligations of approximately $9.3 million and $23.2 million, respectively. The outstanding balance of operating lease obligations was $21.0 million as of December 31, 2021. As of December 31, 2021, we had outstanding short-term and long-term operating lease obligations of approximately $7.8 million and $13.2 million, respectively.
The outstanding balance of finance lease obligations was $4.4 million as of March 31, 2022. As of March 31, 2022 we had outstanding short-term and long-term finance lease obligations of approximately $1.4 million and $3.0 million, respectively. As of December 31, 2021 we had no outstanding finance lease obligations.
Purchase Commitments for Construction Equipment
As of March 31, 2022, we had approximately $17.2 million in outstanding purchase obligations for certain construction equipment to be paid with cash outlays scheduled to occur over the next nine months.
Performance and Payment Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse our sureties for any expenses or outlays they incur. Under our continuing indemnity and security agreements with our sureties, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to any of our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of March 31, 2022, an aggregate of approximately $1.46 billion in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $579.7 million as of March 31, 2022.
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
Concentration of Credit Risk
We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2022 and 2021, none of our customers individually exceeded 10% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.

New Accounting Pronouncements
For a discussion regarding new accounting pronouncements, please refer to Note 1–Organization, Business and Basis of Presentation—Recent Accounting Pronouncements in the accompanying notes to our Consolidated Financial Statements.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our 2021 Annual Report.
Cautionary Statement Concerning Forward-Looking Statements and Information
We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.
Statements in this Quarterly Report on Form 10-Q contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should”, "unlikely,” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict, and many of which are beyond our control. In addition, many of these risks, contingencies and uncertainties are currently amplified by, and may continue to be amplified by, the COVID-19 pandemic. These and other important factors, including those discussed under the caption “Forward-Looking Statements” and in Item 1A. “Risk Factors” in our 2021 Annual Report, and in any risk factors or cautionary statements contained in our other filings with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.
These risks, contingencies and uncertainties include, but are not limited to, the following:
•Our operating results may vary significantly from period to period.
•Our industry is highly competitive.
•Negative economic and market conditions including tariffs on materials may adversely impact our customers’ future spending and, as a result, our operations and growth.
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
•Our insurance has limits and exclusions that may not fully indemnify us against certain claims or losses, including claims resulting from wildfires or other natural disasters and an increase in cost, or the unavailability or cancellation of third party insurance coverages would increase our overall risk exposure and could disrupt our operations and reduce our profitability.
•Risks associated with operating in the Canadian market could restrict our ability to expand and harm our business and prospects.
•Changes in tax laws or our interpretations of tax laws could materially impact our income tax liabilities.
•The nature of our business exposes us to potential liability for warranty claims and faulty engineering, which may reduce our profitability.
•Health outbreaks such as the COVID-19 pandemic may have an adverse impact on our business, employees, liquidity, financial condition, results of operations and cash flows.
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
•An increase in the cost or availability for items such as materials, parts, commodities, equipment and tooling may also be impacted by trade regulations, tariffs, taxes, transportation costs and inflation which could adversely affect our business.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2022, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the three months ended March 31, 2022 and 2021, including instruments for trading, hedging or speculating on changes in interest rates or commodity prices of materials used in our business.
As of March 31, 2022, we had $45.2 million of borrowings under our Facility. Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, federal funds effective rate, the

NYFRB overnight bank funding rate, CDOR, and LIBOR (or any interest rate replacing LIBOR). If the prime rate, Canadian prime rate, federal funds effective rate, the NYFRB overnight bank funding rate, CDOR, or LIBOR (or any interest rate replacing LIBOR) rises, any interest payment obligations would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. If market rates of interest on all our revolving debt as of March 31, 2022, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.5 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of March 31, 2022, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by by approximately $0.5 million annually.
Borrowings under our Equipment Notes are at fixed rates established on the date the respective Equipment Note was executed.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
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
ITEM 1A.    RISK FACTORS
We face a number of risks that could materially and adversely affect our business, employees, liquidity, financial condition, results of operations and cash flows. A discussion of our risk factors can be found in Item 1A. “Risk Factors” in our 2021 Annual Report. As of the date of this filing, there have been no material changes to the risk factors previously discussed in Item 1A. “Risk Factors” in our 2021 Annual Report. An investment in our common stock involves various risks. When considering an investment in our company, you should carefully consider all of the risk factors described in our 2021 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. These risks and uncertainties could adversely affect our business, employees, liquidity, financial condition, results of operations or cash flows and, thus, the value of our common stock and any investment in our company.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Common Stock. The following table includes all of the Company’s repurchases of common stock for the periods shown. Repurchased shares are retired and returned to authorized but unissued common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	—	$—	—	$—
February 1, 2022 - February 28, 2022	44,292	$98.24	—	$—
March 1, 2022 - March 31, 2022	24,383	$100.05	—	$—
Total	68,675	$98.88	—
(1) This column contains repurchases of common stock to satisfy tax obligations on the vesting of performance and restricted stock under the 2017 Long-Term Incentive Plan (as amended).

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

MYR GROUP INC. (Registrant)

April 27, 2022	/s/ BETTY R. JOHNSON
Betty R. Johnson Senior Vice President and Chief Financial Officer