Form 10-Q
period 2022-09-30
MYR GROUP INC.
filed 2022-10-26
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 21, 2022, there were 16,600,754 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,767	$82,092
Accounts receivable, net of allowances of $2,393 and $2,441, respectively	443,414	375,353
Contract assets, net of allowances of $486 and $385, respectively	310,429	225,075
Current portion of receivable for insurance claims in excess of deductibles	8,927	11,078
Refundable income taxes	3,572	9,228
Prepaid expenses and other current assets	32,749	45,564
Total current assets	834,858	748,390
Property and equipment, net of accumulated depreciation of $341,461 and $322,128, respectively	217,840	196,092
Operating lease right-of-use assets	31,405	20,971
Goodwill	115,151	66,065
Intangible assets, net of accumulated amortization of $23,208 and $16,779, respectively	89,124	49,054
Receivable for insurance claims in excess of deductibles	34,865	32,443
Investment in joint ventures	3,138	3,978
Other assets	3,575	4,099
Total assets	$1,329,956	$1,121,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,060	$1,039
Current portion of operating lease obligations	9,819	7,765
Current portion of finance lease obligations	1,161	—
Accounts payable	281,708	200,744
Contract liabilities	174,626	167,931
Current portion of accrued self-insurance	24,046	24,242
Accrued income taxes	1,084	2,021
Other current liabilities	87,510	94,857
Total current liabilities	585,014	498,599
Deferred income tax liabilities	37,304	24,620
Long-term debt	80,852	3,464
Accrued self-insurance	52,449	50,816
Operating lease obligations, net of current maturities	21,606	13,230
Finance lease obligations, net of current maturities	2,551	—
Other liabilities	14,303	11,261
Total liabilities	794,079	601,990
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 16,607,373 and 16,870,636 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	166	168
Additional paid-in capital	159,784	163,754
Accumulated other comprehensive income (loss)	(7,599)	173
Retained earnings	383,526	355,007
Total stockholders’ equity	535,877	519,102
Total liabilities and stockholders’ equity	$1,329,956	$1,121,092
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Contract revenues	$799,848	$610,182	$2,144,586	$1,852,241
Contract costs	713,502	526,259	1,896,893	1,610,343
Gross profit	86,346	83,923	247,693	241,898
Selling, general and administrative expenses	58,891	53,072	164,471	154,609
Amortization of intangible assets	827	578	6,847	1,734
Gain on sale of property and equipment	(347)	(679)	(1,747)	(2,473)
Income from operations	26,975	30,952	78,122	88,028
Other income (expense):
Interest income	44	23	58	51
Interest expense	(1,134)	(305)	(2,235)	(1,458)
Other income, net	223	69	2,485	190
Income before provision for income taxes	26,108	30,739	78,430	86,811
Income tax expense	7,672	7,568	19,622	22,493
Net income	$18,436	$23,171	$58,808	$64,318
Income per common share:
—Basic	$1.11	$1.37	$3.50	$3.82
—Diluted	$1.09	$1.35	$3.45	$3.75
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,659	16,868	16,822	16,828
—Diluted	16,853	17,167	17,044	17,132

Net income	$18,436	$23,171	$58,808	$64,318
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,946)	(589)	(7,772)	77
Other comprehensive income (loss)	(5,946)	(589)	(7,772)	77
Total comprehensive income	$12,490	$22,582	$51,036	$64,395
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	MYR Group Inc. Stockholders’	Noncontrolling
(in thousands)	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Interest	Total
Balance at December 31, 2020	$—	16,734	$167	$158,618	$23	$270,480	$429,288	$4	$429,292
Net income	—	—	—	—	—	19,928	19,928	—	19,928
Stock issued under compensation plans, net	—	123	1	109	—	—	110	—	110
Stock-based compensation expense	—	—	—	1,487	—	—	1,487	—	1,487
Shares repurchased related to tax withholding for stock-based compensation	—	(41)	—	(2,231)	—	(387)	(2,618)	—	(2,618)
Other comprehensive income	—	—	—	—	253	—	253	—	253
Stock issued - other	—	1	—	12	—	—	12	—	12
Balance at March 31, 2021	—	16,817	168	157,995	276	290,021	448,460	4	448,464
Net income	—	—	—	—	—	21,219	21,219	—	21,219
Stock issued under compensation plans, net	—	60	1	318	—	—	319	—	319
Stock-based compensation expense	—	—	—	1,948	—	—	1,948	—	1,948
Shares repurchased related to tax withholding for stock-based compensation	—	(10)	(1)	(637)	—	(96)	(734)	—	(734)
Other comprehensive income	—	—	—	—	413	—	413	—	413
Balance at June 30, 2021	—	16,867	168	159,624	689	311,144	471,625	4	471,629
Net income	—	—	—	—	—	23,171	23,171	—	23,171
Stock issued under compensation plans, net	—	3	—	54	—	—	54	—	54
Stock-based compensation expense	—	—	—	1,915	—	—	1,915	—	1,915
Other comprehensive loss	—	—	—	—	(589)	—	(589)	—	(589)
Balance at September 30, 2021	$—	16,870	$168	$161,593	$100	$334,315	$496,176	$4	$496,180

Balance at December 31, 2021	$—	16,871	$168	$163,754	$173	$355,007	$519,102	$—	$519,102
Net income	—	—	—	—	—	20,688	20,688	—	20,688
Stock issued under compensation plans, net	—	193	2	2	—	—	4	—	4
Stock-based compensation expense	—	—	—	1,624	—	—	1,624	—	1,624
Shares repurchased related to tax withholding for stock-based compensation	—	(69)	—	(6,124)	—	(667)	(6,791)	—	(6,791)
Other comprehensive income	—	—	—	—	1,651	—	1,651	—	1,651
Balance at March 31, 2022	—	16,995	170	159,256	1,824	375,028	536,278	—	536,278
Net income	—	—	—	—	—	19,684	19,684	—	19,684
Stock issued under compensation plans, net	—	9	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,064	—	—	2,064	—	2,064
Settlement of stock repurchase program	—	(280)	(3)	(2,629)	—	(20,835)	(23,467)	—	(23,467)
Other comprehensive loss	—	—	—	—	(3,477)	—	(3,477)	—	(3,477)
Balance at June 30, 2022	—	16,724	167	158,691	(1,653)	373,877	531,082	—	531,082
Net income	—	—	—	—	—	18,436	18,436	—	18,436
Stock issued under compensation plans, net	—	—	—	26	—	—	26	—	26
Stock-based compensation expense	—	—	—	2,178	—	—	2,178	—	2,178
Settlement of stock repurchase program	—	(117)	(1)	(1,111)	—	(8,787)	(9,899)	—	(9,899)
Other comprehensive loss	—	—	—	—	(5,946)	—	(5,946)	—	(5,946)
Balance at September 30, 2022	$—	16,607	$166	$159,784	$(7,599)	$383,526	$535,877	$—	$535,877
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$58,808	$64,318
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	36,317	32,884
Amortization of intangible assets	6,847	1,734
Stock-based compensation expense	5,866	5,350
Deferred income taxes	(1)	1,364
Gain on sale of property and equipment	(1,747)	(2,473)
Other non-cash items	3,230	1,171
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(56,125)	23,929
Contract assets, net	(74,775)	(33,642)
Receivable for insurance claims in excess of deductibles	(271)	(5,273)
Other assets	23,326	(5,786)
Accounts payable	71,758	29,874
Contract liabilities	5,582	(8,515)
Accrued self-insurance	1,462	5,571
Other liabilities	(6,551)	(2,291)
Net cash flows provided by operating activities	73,726	108,215
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,649	2,489
Cash paid for acquired business, net of cash acquired	(110,660)	—
Purchases of property and equipment	(48,522)	(32,701)
Net cash flows used in investing activities	(157,533)	(30,212)
Cash flows from financing activities:
Net borrowings under revolving lines of credit	57,748	—
Borrowings under equipment notes	24,187	—
Payment of principal obligations under equipment notes	(522)	(24,409)
Payment of principal obligations under finance leases	(1,272)	(336)
Proceeds from exercise of stock options	30	483
Repurchase of common stock	(31,654)	—
Payments related to tax withholding for stock-based compensation	(6,791)	(3,352)
Other financing activities	—	11
Net cash flows provided by (used in) financing activities	41,726	(27,603)
Effect of exchange rate changes on cash	(4,244)	(62)
Net increase (decrease) in cash and cash equivalents	(46,325)	50,338
Cash and cash equivalents:
Beginning of period	82,092	22,668
End of period	$35,767	$73,006

Supplemental cash flow information:
Noncash financing activities:
Share repurchases not settled	$1,712	$—
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
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and ineffective long-term monetary assets and liabilities are recorded in the “other income (expense), net” line on the Company’s consolidated statements of operations. Foreign currency losses, recorded in other income, net, for the nine months ended September 30, 2022 were not significant. Foreign currency losses, recorded in other income, net, for the nine months ended September 30, 2021 were $0.1 million. Effective foreign currency transaction gains and losses, arising primarily from long-term monetary assets and liabilities, are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
As of September 30, 2022 and 2021, the Company had recognized revenues of $23.9 million and $4.0 million, respectively, related to large change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended September 30, 2022, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.3%, which resulted in decreases in operating income of $2.4 million, net income of $1.7 million and diluted earnings per common share of $0.10. During the nine months ended September 30, 2022, changes in estimates pertaining to certain projects did not have a significant impact on gross margin and resulted in increases in operating income of $0.3 million, net income of $0.1 million and diluted earnings per common share of $0.01.
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
2. Acquisition
Powerline Plus Ltd
On January 4, 2022, the Company acquired all issued and outstanding shares of capital stock of Powerline Plus Ltd. and its affiliate PLP Redimix Ltd. (collectively, the “Powerline Plus Companies"), a full-service electrical distribution construction company based in Toronto, Ontario. Consideration paid, funded through a combination of cash on hand and borrowings under the Facility (as defined below), including $0.1 million of net asset and other adjustments, was $110.7 million, net of cash acquired.
Additionally, the acquisition includes contingent earn-out consideration that may be payable if the Powerline Plus Companies achieve certain performance targets over a three-year post-acquisition period. As of the acquisition date, the fair value of the contingent earn-out consideration was $0.9 million. The future payout of the contingent earn-out consideration, if any, is unlimited and could be significantly higher than the acquisition date fair value. If the minimum thresholds of the performance targets are achieved the contingent earn-out consideration payment will be approximately $16.4 million. Changes in contingent earn-out consideration, subsequent to the acquisition, of approximately $0.5 million were recorded in other income, for the three and nine months ended September 30, 2022. The results of the Powerline Plus Companies are included in the Company’s consolidated financial statements beginning on the transaction date. During the three and nine months ended September 30, 2022, the Company recognized approximately $0.2 million and $0.4 million, respectively, of acquisition-related costs associated with this acquisition.
The purchase agreement also includes contingent consideration provisions for down-side margin guarantee adjustments based upon certain contract performance subsequent to the acquisition. The contracts were valued at fair value at the acquisition date, causing no margin guarantee estimate or adjustments for fair value. Unfavorable changes in contract estimates, such as modified costs to complete or change order recognition, will result in changes to these margin guarantee estimates. Changes in margin guarantee adjustments on contracts, subsequent to the acquisition, were recorded in other income and were not significant for the three and nine months ended September 30, 2022. Future margin guarantee adjustments, if any, are expected to be recognized through 2022 and possibly in early 2023.

The following table summarizes the preliminary allocation of the opening balance sheet as of the date of the Powerline Plus Companies acquisition through September 30, 2022:

(in thousands)	January 4, 2022 acquisition date (initial estimates)	Measurement Period Adjustments	January 4, 2022 acquisition date (as adjusted through September 30, 2022)
Cash paid	$114,429	$—	$114,429
Contingent consideration - fair value at acquisition date	10,608	(9,743)	865
Net asset and other adjustments	563	(479)	84
Total consideration, net of estimated net asset adjustments	125,600	(10,222)	115,378
Less: Acquired cash	(3,853)	—	(3,853)
Total consideration less cash acquired, net of net asset and other adjustments	$121,747	$(10,222)	$111,525

Cash and cash equivalents	$3,853	$—	$3,853
Accounts receivable	12,131	(52)	12,079
Contract assets, net	12,443	148	12,591
Refundable income taxes	394	482	876
Prepaid expenses and other current assets	1,233	(121)	1,112
Property and equipment	10,366	1,577	11,943
Operating lease right-of-use assets	6,631	—	6,631
Intangible assets	—	49,735	49,735
Accounts payable	(8,095)	(466)	(8,561)
Contract liabilities	(1,597)	(95)	(1,692)
Current portion of operating lease obligations	(1,224)	—	(1,224)
Current portion of finance lease obligations	(1,492)	—	(1,492)
Deferred income tax liabilities	(1,358)	(13,991)	(15,349)
Operating lease obligations, net of current maturities	(4,897)	—	(4,897)
Finance lease obligations, net of current maturities	(3,243)	—	(3,243)
Net identifiable assets and liabilities	25,145	37,217	62,362
Unallocated intangible assets	56,650	(56,650)	—
Total acquired assets and liabilities	81,795	(19,433)	62,362
Goodwill	$43,805	$9,211	$53,016
The following table summarizes the estimated fair values of identifiable intangible assets and the related weighted average amortization periods as of the acquisition date of the Powerline Plus Companies.

	Estimated Fair Value at Acquisition Date	Weighted Average Amortization Period at Acquisition Date
	(in thousands)	(in years)
Amortizable Intangible Assets
Customer relationships	$39,757	15.0
Backlog	4,007	1.0
Total amortizable intangible assets	43,764	14.9
Indefinite-lived Intangible Assets
Trade name	5,971	Indefinite
Total intangible assets	$49,735

The Company has developed preliminary estimates of fair value of the assets acquired and liabilities assumed for the purposes of allocating the purchase price. During the nine months ended September 30, 2022, the Company recorded certain measurement period adjustments related to various working capital, property and equipment, intangible asset and deferred tax accounts determined during our purchase price allocation procedures. The goodwill to be recognized, which represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed, is primarily attributable to the value of an assembled workforce and other non-identifiable assets. No synergies were anticipated in the acquisition as the Powerline Plus Companies will function as an individual business within the Company’s operating structure. The Company will finalize the allocation of the purchase price once the final review of third-party valuations is completed. A portion of the goodwill will be tax deductible per applicable Canadian Revenue Authority regulations.
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
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.5 million as of September 30, 2022 and $0.4 million as of December 31, 2021.
Contract assets consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021	Change
Unbilled revenue, net	$185,707	$134,187	$51,520
Contract retainages, net	124,722	90,888	33,834
Contract assets, net	$310,429	$225,075	$85,354
The Company’s consolidated balance sheets present contract liabilities which contain deferred revenue and an accrual for contracts in a loss provision.
Contract liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021	Change
Deferred revenue	$172,356	$165,699	$6,657
Accrued loss provision	2,270	2,232	38
Contract liabilities	$174,626	$167,931	$6,695
The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	September 30, 2022	December 31, 2021	Change
Contract assets, net	$310,429	$225,075	$85,354
Contract liabilities	(174,626)	(167,931)	(6,695)
Net contract assets (liabilities)	$135,803	$57,144	$78,659
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $42.1 million and $101.1 million for the three and nine months ended September 30, 2022, respectively. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $13.8 million and $98.0 million for the three and nine months ended September 30, 2021, respectively.

The net asset position for contracts in process consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Costs and estimated earnings on uncompleted contracts	$4,850,508	$4,130,621
Less: billings to date	4,837,157	4,162,133
	$13,351	$(31,512)
The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

(in thousands)	September 30, 2022	December 31, 2021
Unbilled revenue	$185,707	$134,187
Deferred revenue	(172,356)	(165,699)
	$13,351	$(31,512)

4. Lease Obligations
From time-to-time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to seven years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At September 30, 2022, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.
The following is a summary of the lease-related assets and liabilities recorded:

		September 30, 2022	December 31, 2021
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$31,405	$20,971
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	3,457	—
Total right-of-use lease assets		$34,862	$20,971

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$9,819	$7,765
Finance lease obligations	Current portion of finance lease obligations	1,161	—
Total current obligations		10,980	7,765
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	21,606	13,230
Finance lease obligations	Finance lease obligations, net of current maturities	2,551	—
Total non-current obligations		24,157	13,230
Total lease obligations		$35,137	$20,995

The following is a summary of the lease terms and discount rates:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term - finance leases	2.1 years	0.0 years
Weighted-average remaining lease term - operating leases	3.7 years	2.9 years
Weighted-average discount rate - finance leases	3.0%	—%
Weighted-average discount rate - operating leases	3.9%	3.9%
The following is a summary of certain information related to the lease costs for finance and operating leases:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$107	$11	$841	$386
Interest on lease liabilities	30	—	105	—
Operating lease cost	3,488	2,515	9,898	7,474
Variable lease costs	102	78	313	233
Total lease cost	$3,727	$2,604	$11,157	$8,093
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Nine months ended September 30,
(in thousands)	2022	2021
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,779	$7,635
Right-of-use asset obtained in exchange for new operating lease obligations	$19,596	$5,687
Right-of-use asset obtained in exchange for new finance lease obligations	$510	$—

The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under financial leases, less interest, and under operating leases, less imputed interest, as of September 30, 2022 were as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations
Remainder of 2022	$346	$3,392	$3,738
2023	1,195	12,057	13,252
2024	2,013	8,561	10,574
2025	311	6,130	6,441
2026	—	4,765	4,765
2027	—	1,344	1,344
Thereafter	—	2,723	2,723
Total minimum lease payments	3,865	38,972	42,837
Financing component	(153)	(7,547)	(7,700)
Net present value of minimum lease payments	3,712	31,425	35,137
Less: current portion of finance and operating lease obligations	(1,161)	(9,819)	(10,980)
Long-term finance and operating lease obligations	$2,551	$21,606	$24,157
The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at or below market rental rates. As of September 30, 2022, the minimum lease payments required under these leases totaled $7.7 million, which are due over the next 4.3 years.
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
As of September 30, 2022 and December 31, 2021, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of September 30, 2022 and December 31, 2021, the fair values of the Company’s long-term debt and finance lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at September 30, 2022 and December 31, 2021, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s finance lease obligations also approximated fair value.
As of September 30, 2022, the fair values of the Company’s contingent earn-out consideration liability associated with the acquisition of the Powerline Plus Companies was based on Level 3 inputs. The contingent earn-out consideration recorded represents the estimated fair values of future amounts potentially payable to the former owners of the acquired Powerline Plus Companies and was initially determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor. The fair value of this contingent earn-out consideration liability will be evaluated on an ongoing basis by management. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3). Significant changes in any of these assumptions could result in a significantly higher or lower potential liability.

6. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

(dollar amounts in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of September 30, 2022	Outstanding Balance as of December 31, 2021
Credit Agreement
Revolving loans	9/13/2019	Variable	Variable	5	$57,748	$—

Equipment Notes
Equipment Note 8	12/27/2019	2.75%	Semi-annual	5	3,987	4,503
Equipment Note 10	8/26/2022	4.32%	Semi-annual	5	24,119	—
Other equipment note	4/11/2022	4.55%	Monthly	5	58	—
					28,164	4,503
Total debt					85,912	4,503
Less: current portion of long-term debt					(5,060)	(1,039)
Long-term debt					$80,852	$3,464
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
Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 0.75%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on the Company’s consolidated leverage ratio (the “Leverage Ratio”) which is defined in the Credit Agreement as Consolidated Total Indebtedness (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.00% to 1.75% for non-performance letters of credit or 0.50% to 0.875% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.15% to 0.25%, based on the Company’s consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.50 or the Company's consolidated Liquidity (as defined in the Credit Agreement) is less than $50 million. The weighted average interest rate on borrowings outstanding on the Facility for the nine months ended September 30, 2022 was 2.45% per annum.
Under the Credit Agreement, the Company is subject to certain financial covenants and is limited to a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of September 30, 2022.

As of September 30, 2022, the Company had $57.7 million of debt outstanding under the Facility and letters of credit outstanding under the Facility of approximately $13.3 million, which are almost entirely related to the Company's payment obligation under its insurance programs.
As of December 31, 2021, the Company had no debt outstanding under the Facility and letters of credit outstanding under the Facility of approximately $12.3 million, which are almost entirely related to the Company's payment obligation under its insurance programs.
The Company had remaining deferred debt issuance costs totaling $0.6 million as of September 30, 2022, related to the line of credit. As permitted, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.
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
As of September 30, 2022, the Company had two Equipment Notes outstanding under the Master Loan Agreements that are collateralized by equipment and vehicles owned by the Company. As of September 30, 2022, the Company had one other equipment note outstanding that is collateralized by a vehicle owned by the Company. The following table sets forth our remaining principal payments for all of the Company’s outstanding equipment notes as of September 30, 2022:

(in thousands)	Future Equipment Notes Principal Payments
Remainder of 2022	$526
2023	5,074
2024	6,577
2025	4,364
2026	4,554
2027	7,069
Total future principal payments	28,164
Less: current portion of equipment notes	(5,060)
Long-term principal obligations	$23,104
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
The components of the Company’s revenue by contract type for the three months ended September 30, 2022 and 2021 were as follows:

	Three months ended September 30, 2022
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$216,082	47.8%	$290,078	83.4%	$506,160	63.3%
Unit price	127,121	28.1	27,597	7.9	154,718	19.3
T&E	108,811	24.1	30,159	8.7	138,970	17.4
	$452,014	100.0%	$347,834	100.0%	$799,848	100.0%

	Three months ended September 30, 2021
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$122,185	39.9%	$246,803	81.3%	$368,988	60.5%
Unit price	83,200	27.1	21,567	7.1	104,767	17.2
T&E	101,161	33.0	35,266	11.6	136,427	22.3
	$306,546	100.0%	$303,636	100.0%	$610,182	100.0%
The components of the Company’s revenue by contract type for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine months ended September 30, 2022
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$559,920	45.5%	$752,337	82.5%	$1,312,257	61.2%
Unit price	349,051	28.3	60,332	6.6	409,383	19.1
T&E	323,134	26.2	99,812	10.9	422,946	19.7
	$1,232,105	100.0%	$912,481	100.0%	$2,144,586	100.0%

	Nine months ended September 30, 2021
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$431,673	45.5%	$733,686	81.2%	$1,165,359	62.9%
Unit price	258,489	27.3	58,477	6.5	316,966	17.1
T&E	258,123	27.2	111,793	12.3	369,916	20.0
	$948,285	100.0%	$903,956	100.0%	$1,852,241	100.0%

The components of the Company’s revenue by market type for the three months ended September 30, 2022 and 2021 were as follows:

	Three months ended September 30, 2022			Three months ended September 30, 2021
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$264,022	33.0%	T&D	$165,953	27.2%	T&D
Distribution	187,992	23.5	T&D	140,593	23.0	T&D
Electrical construction	347,834	43.5	C&I	303,636	49.8	C&I
Total revenue	$799,848	100.0%		$610,182	100.0%
The components of the Company’s revenue by market type for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$735,707	34.3%	T&D	$588,126	31.8%	T&D
Distribution	496,398	23.2	T&D	360,159	19.4	T&D
Electrical construction	912,481	42.5	C&I	903,956	48.8	C&I
Total revenue	$2,144,586	100.0%		$1,852,241	100.0%
Remaining Performance Obligations
As of September 30, 2022, the Company had $2.29 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.
The following table summarizes the amount of remaining performance obligations as of September 30, 2022 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months.

	Remaining Performance Obligations at September 30, 2022
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total at December 31, 2021
T&D	$840,458	$82,767	$572,032
C&I	1,445,006	346,235	1,105,866
Total	$2,285,464	$429,002	$1,677,898
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
8. Income Taxes
The U.S. federal statutory tax rate was 21% for each of the three and nine months ended September 30, 2022 and 2021. The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 29.4% and 25.0%, respectively, of pretax income compared to the effective tax rate for the three and nine months ended September 30, 2021 of 24.6% and 25.9%, respectively.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended September 30, 2022, was primarily due to state income taxes, foreign earnings and other permanent difference items.

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the nine months ended September 30, 2022, was primarily due to state income taxes, foreign earnings and other permanent difference items partially offset by a favorable impact from stock compensation excess tax benefits.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and nine months ended September 30, 2021, was primarily due to state income taxes, foreign earnings and other permanent difference items, partially offset by a favorable impact from stock compensation excess tax benefits. The Company’s effective tax rate for the three months ended September 30, 2021 also benefited from a reversal of the global intangible low tax income (“GILTI”).
The Company had unrecognized tax benefits of approximately $0.5 million and $0.4 million as of September 30, 2022 and December 31, 2021, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.
The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three and nine months ended September 30, 2022 and 2021.
The Company is subject to taxation in various jurisdictions. The Company’s 2018 through 2020 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2017 through 2020.
9. Commitments and Contingencies
Purchase Commitments
As of September 30, 2022, the Company had approximately $26.2 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur over the next seven months.
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
Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of September 30, 2022, an aggregate of approximately $1.78 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $861.1 million as of September 30, 2022.
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
During the nine months ended September 30, 2022, the Company granted time-vested stock awards covering 45,992 shares of common stock under the LTIP, which vest ratably over three years for employee awards and after one year for non-employee director awards, at a weighted average grant date fair value of $76.93. During the nine months ended September 30, 2022, time-vested stock awards covering 73,373 shares of common stock vested at a weighted average grant date fair value of $42.47.
During the nine months ended September 30, 2022, the Company granted 31,603 performance share awards under the LTIP at target, which will cliff vest, if earned, on December 31, 2024, at a weighted average grant date fair value of $118.82. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares granted, based upon the Company’s performance compared to certain metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to targets, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards granted cliff vest following the performance period if the stated performance targets and minimum service requirements are attained and are paid in shares of the Company’s common stock.

During the nine months ended September 30, 2022, plan participants exercised options to purchase 1,271 shares of the Company’s common stock with a weighted average exercise price of $23.34.
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

The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Contract revenues:
T&D	$452,014	$306,546	$1,232,105	$948,285
C&I	347,834	303,636	912,481	903,956
	$799,848	$610,182	$2,144,586	$1,852,241
Income from operations:
T&D	$34,315	$35,301	$97,555	$96,737
C&I	10,876	14,139	30,478	42,935
General Corporate	(18,216)	(18,488)	(49,911)	(51,644)
	$26,975	$30,952	$78,122	$88,028
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
Net income and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income	$18,436	$23,171	$58,808	$64,318

Denominator:
Weighted average common shares outstanding	16,659	16,868	16,822	16,828
Weighted average dilutive securities	194	299	222	304
Weighted average common shares outstanding, diluted	16,853	17,167	17,044	17,132

Income per common share:
Basic	$1.11	$1.37	$3.50	$3.82
Diluted	$1.09	$1.35	$3.45	$3.75
For the three and nine months ended September 30, 2022 and 2021, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s unvested time-vested stock awards were included in the computation of weighted average dilutive securities.

The following table summarizes the shares of common stock underlying the Company’s unvested performance awards that were excluded from the calculation of dilutive securities:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Performance awards	13	—	13	17
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
During the nine months ended September 30, 2022, the Company repurchased 398,152 shares of its common stock under the Repurchase Program at a weighted-average price of $83.81 per share. Additionally, during the nine months ended September 30, 2022 the Company repurchased 68,675 shares of stock, for approximately $6.8 million, from its employees to satisfy tax obligations on shares vested under the LTIP. All of the shares repurchased were retired. The shares repurchased resulted in no change to authorized shares and an increase to unissued shares. As of September 30, 2022, the Company had $41.6 million of remaining availability to repurchase shares of the Company’s common stock under the Repurchase Program.

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
We believe legislative actions aimed at supporting infrastructure improvements in the United States may positively impact long-term demand, particularly in connection with electric power infrastructure, transportation and clean energy spending. We believe the legislative actions are likely to provide greater long-term opportunity in both of our reporting segments. However both of our segments and supporting operations may be subject to delays and cost volatility due to supply chain disruptions, inflationary pressures, tariffs, regulatory slowdowns and the continued market disruption from the COVID-19 pandemic, which may result in decelerations in project opportunities and awards.
We had consolidated revenues for the nine months ended September 30, 2022 of $2.14 billion, of which 57.5% was attributable to our T&D customers and 42.5% was attributable to our C&I customers. Our consolidated revenues for the nine months ended September 30, 2021 were $1.85 billion. For the nine months ended September 30, 2022, our net income and EBITDA(1) were $58.8 million and $123.8 million, respectively, compared to $64.3 million and $122.8 million, respectively, for the nine months ended September 30, 2021.
We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new clean energy sources. Consequently, we anticipate that we will continue to see significant bidding activity on large transmission projects going forward. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in the remainder of 2022 will not likely begin until 2023. Bidding and construction activity for small to medium-size transmission projects and upgrades remain active, and we expect this trend to continue.
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
We strive to maintain our status as a preferred provider to our T&D and C&I customers. In an effort to support our growth strategy and maximize stockholder returns, we seek to efficiently manage our capital. We continue to implement strategies that further expand our capabilities and allow opportunities to provide prudent capital returns. During the nine months ended September 30, 2022, the Company repurchased 398,152 shares of its common stock under our current repurchase program at a weighted-average price of $83.81 per share. As of September 30, 2022, we had $41.6 million of remaining availability to purchase shares under the program, which continues in effect until November 7, 2022, or until the authorized funds are exhausted. Additionally, on January 4, 2022, we acquired all issued and outstanding shares of capital stock of Powerline Plus Ltd. and its affiliate (collectively, the “Powerline Plus Companies"), which expanded our distribution operations in Ontario, Canada.
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

Our backlog was $2.48 billion at September 30, 2022, compared to $1.79 billion at December 31, 2021 and $1.63 billion at September 30, 2021. Our backlog at September 30, 2022 increased $31.4 million from June 30, 2022. Backlog in the T&D segment decreased $40.6 million and C&I backlog increased $72.0 million compared to June 30, 2022. Our backlog as of September 30, 2022 included our proportionate share of joint venture backlog totaling $23.6 million, compared to $3.7 million at June 30, 2022.
The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at September 30, 2022
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2021
T&D	$1,021,795	$82,767	$676,130
C&I	1,454,462	346,235	1,113,014
Total	$2,476,257	$429,002	$1,789,144

Consolidated Results of Operations
The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$799,848	100.0%	$610,182	100.0%	$2,144,586	100.0%	$1,852,241	100.0%
Contract costs	713,502	89.2	526,259	86.2	1,896,893	88.5	1,610,343	86.9
Gross profit	86,346	10.8	83,923	13.8	247,693	11.5	241,898	13.1
Selling, general and administrative expenses	58,891	7.4	53,072	8.7	164,471	7.7	154,609	8.3
Amortization of intangible assets	827	0.1	578	0.1	6,847	0.3	1,734	0.1
Gain on sale of property and equipment	(347)	—	(679)	(0.1)	(1,747)	(0.1)	(2,473)	(0.1)
Income from operations	26,975	3.3	30,952	5.1	78,122	3.6	88,028	4.8
Other income (expense):
Interest income	44	—	23	—	58	—	51	—
Interest expense	(1,134)	(0.1)	(305)	—	(2,235)	(0.1)	(1,458)	(0.1)
Other income, net	223	—	69	—	2,485	0.1	190	—
Income before provision for income taxes	26,108	3.2	30,739	5.1	78,430	3.6	86,811	4.7
Income tax expense	7,672	0.9	7,568	1.3	19,622	0.9	22,493	1.2
Net income	$18,436	2.3%	$23,171	3.8%	$58,808	2.7%	$64,318	3.5%
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Revenues. Revenues were $799.8 million for the three months ended September 30, 2022 compared to $610.2 million for the three months ended September 30, 2021. The increase of $189.6 million, or 31.1%, was primarily due to an increase in revenue on transmission projects, an increase in revenues on distribution projects, including incremental distribution revenues from the Powerline Plus Companies, and an increase in C&I revenue in certain geographical areas.
Gross margin. Gross margin was 10.8% for the three months ended September 30, 2022 compared to 13.8% for the three months ended September 30, 2021. The decrease in gross margin was primarily due to overall cost increases mainly associated with supply chain disruptions and inflation. Gross margin was also negatively impacted by labor inefficiencies and inclement weather experienced on certain projects. These margin decreases were partially offset by a favorable change order adjustment and better-than-anticipated productivity on certain projects. Changes in estimates of gross profit on certain projects resulted in a gross margin decrease of 0.3% and an increase of 1.4% for the three months ended September 30, 2022 and 2021, respectively.

Gross profit. Gross profit was $86.3 million for the three months ended September 30, 2022 compared to $83.9 million for the three months ended September 30, 2021. The increase of $2.4 million, or 2.9%, was due to higher revenues, partially offset by lower margins.
Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") were $58.9 million for the three months ended September 30, 2022 compared to $53.1 million for the three months ended September 30, 2021. The period-over-period increase of $5.8 million was primarily due to an increase in employee-related expenses to support the growth in our operations and the acquisition of the Powerline Plus Companies, partially offset by a decrease in employee incentive compensation costs.
Gain on sale of property and equipment. Gains from the sale of property and equipment for the three months ended September 30, 2022 were $0.3 million compared to $0.7 million for the three months ended September 30, 2021. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Interest expense. Interest expense was $1.1 million for three months ended September 30, 2022 compared to $0.3 million for the three months ended September 30, 2021. This increase was primarily attributable to higher outstanding debt and interest rates during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Income tax expense. Income tax expense was $7.7 million for the three months ended September 30, 2022, with an effective tax rate of 29.4%, compared to the expense of $7.6 million for the three months ended September 30, 2021, with an effective tax rate of 24.6%. The increase in the tax rate for the three months ended September 30, 2022 was primarily due to an increase in permanent difference items and a tax benefit associated with the reversal of the global intangible low tax income (“GILTI”) during the three months ended September 30, 2021.
Net income. Net income was $18.4 million for the three months ended September 30, 2022 compared to $23.2 million for the three months ended September 30, 2021. The decrease was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended September 30,
	2022		2021
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$452,014	56.5%	$306,546	50.2%
Commercial & Industrial	347,834	43.5	303,636	49.8
Total	$799,848	100.0%	$610,182	100.0%
Operating income (loss):
Transmission & Distribution	$34,315	7.6%	$35,301	11.5%
Commercial & Industrial	10,876	3.1	14,139	4.7
Total	45,191	5.7	49,440	8.1
General Corporate	(18,216)	(2.3)	(18,488)	(3.0)
Consolidated	$26,975	3.4%	$30,952	5.1%
Transmission & Distribution
Revenues for our T&D segment for the three months ended September 30, 2022 were $452.0 million compared to $306.5 million for the three months ended September 30, 2021, an increase of $145.5 million, or 47.5%. The increase in revenue was primarily related to an increase in revenue on transmission projects, an increase in revenues on distribution projects, including incremental distribution revenues from the Powerline Plus Companies. Revenues from transmission projects represented 58.4% and 54.1% of T&D segment revenue for the three months ended September 30, 2022 and 2021, respectively.

Operating income for our T&D segment for the three months ended September 30, 2022 was $34.3 million, a decrease of $1.0 million, or 2.8%, from the three months ended September 30, 2021. The decrease in T&D operating income from the prior year was primarily due to labor inefficiencies on a project and overall cost increases from supply chain disruptions, inflation and inclement weather experienced on certain projects. These decreases were partially offset by higher revenues. As a percentage of revenues, operating income for our T&D segment was 7.6% for the three months ended September 30, 2022 compared to 11.5% for the three months ended September 30, 2021.
Commercial & Industrial
Revenues for our C&I segment for the three months ended September 30, 2022 were $347.8 million compared to $303.6 million for the three months ended September 30, 2021, an increase of $44.2 million, or 14.6%, primarily due to higher revenue in certain geographical areas.
Operating income for our C&I segment for the three months ended September 30, 2022 was $10.9 million, a decrease of $3.3 million, over the three months ended September 30, 2021. The period-over-period decrease in operating income was primarily due to overall cost increases mainly associated with supply chain disruptions and inflation. Operating income was also negatively impacted by labor inefficiencies on certain projects. The decrease in operating income was partially offset by a favorable change order adjustment and better-than-anticipated productivity on certain projects. As a percentage of revenues, operating income for our C&I segment was 3.1% for the three months ended September 30, 2022 compared to 4.7% for the three months ended September 30, 2021.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Revenues. Revenues were $2.14 billion for the nine months ended September 30, 2022 compared to $1.85 billion for the nine months ended September 30, 2021. The increase of $292.4 million, or 15.8%, was primarily due to an increase in revenue on transmission projects, an increase in revenues on distribution projects, including incremental distribution revenues from the Powerline Plus Companies, and an increase in C&I revenue in certain geographical areas.
Gross margin. Gross margin was 11.5% for the nine months ended September 30, 2022 compared to 13.1% for the nine months ended September 30, 2021. The decrease in gross margin was primarily due to overall cost increases mainly associated with supply chain disruptions, inflation and continued impacts from the COVID-19 pandemic, some of which also caused labor and material inefficiencies on certain projects. Gross margin was also negatively impacted by an unfavorable change order adjustment on a project and inclement weather experienced on certain projects. These margin decreases were partially offset by better-than-anticipated productivity, favorable job close outs and favorable change order adjustments on certain projects. Changes in estimates of gross profit on certain projects were not significant for the nine months ended September 30, 2022 and resulted in gross margin increase of 0.4% for the nine months ended September 30, 2021.
Gross profit. Gross profit was $247.7 million for the nine months ended September 30, 2022 compared to $241.9 million for the nine months ended September 30, 2021, the increase of $5.8 million, or 2.4% was due to higher revenues, partially offset by lower margins.
Selling, general and administrative expenses. SG&A was $164.5 million for the nine months ended September 30, 2022 compared to $154.6 million for the nine months ended September 30, 2021. The period-over-period increase of $9.9 million was primarily due to the acquisition of Powerline Plus Companies and an increase in employee-related expenses to support the growth in our operations, partially offset by a decrease in employee incentive compensation costs.
Amortization of intangible assets. Amortization of intangible assets was $6.8 million for the nine months ended September 30, 2022 compared to $1.7 million for the nine months ended September 30, 2021. The period-over-period increase of $5.1 million was primarily due to amortization related to certain intangibles acquired with the Powerline Plus Companies.
Gain on sale of property and equipment. Gains from the sale of property and equipment for the nine months ended September 30, 2022 were $1.7 million compared to $2.5 million for the nine months ended September 30, 2021. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Interest expense. Interest expense was $2.2 million for the nine months ended September 30, 2022 compared to $1.5 million for the nine months ended September 30, 2021. This increase was primarily attributable to higher outstanding debt and interest rates during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Other income, net. Other income was $2.5 million for the nine months ended September 30, 2022 compared to other income of $0.2 million for the nine months ended September 30, 2021. The change was largely due to funds received under the Canadian Emergency Wage Subsidy program, which were attributable to a C&I segment company.
Income tax expense. Income tax expense was $19.6 million for the nine months ended September 30, 2022, with an effective tax rate of 25.0%, compared to the expense of $22.5 million for the nine months ended September 30, 2021, with an effective tax rate of 25.9%. The decrease in the tax rate for the nine months ended September 30, 2022 was primarily due to a favorable impact from stock compensation excess tax benefits, partially offset by an increase in other permanent difference items.
Net income. Net income was $58.8 million for the nine months ended September 30, 2022 compared to $64.3 million for the nine months ended September 30, 2021. The decrease was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Nine months ended September 30,
	2022		2021
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$1,232,105	57.5%	$948,285	51.2%
Commercial & Industrial	912,481	42.5	903,956	48.8
Total	$2,144,586	100.0%	$1,852,241	100.0%
Operating income (loss):
Transmission & Distribution	$97,555	7.9%	$96,737	10.2%
Commercial & Industrial	30,478	3.3	42,935	4.7
Total	128,033	5.9	139,672	7.5
General Corporate	(49,911)	(2.3)	(51,644)	(2.8)
Consolidated	$78,122	3.6%	$88,028	4.7%
Transmission & Distribution
Revenues for our T&D segment for the nine months ended September 30, 2022 were $1.23 billion compared to $948.3 million for the nine months ended September 30, 2021, an increase of $283.8 million, or 29.9%. The increase in revenue was primarily related to an increase in revenue on transmission projects, an increase in revenues on distribution projects, including incremental distribution revenues from the Powerline Plus Companies. Revenues from transmission projects represented 59.7% and 62.0% of T&D segment revenue for the nine months ended September 30, 2022 and 2021, respectively.
Operating income for our T&D segment for the nine months ended September 30, 2022 was $97.6 million, an increase of $0.9 million, or 0.8%, from the nine months ended September 30, 2021. The increase in T&D operating income from the prior year was primarily due to higher revenues and a favorable job close-out. These increases were partially offset by the additional $5.1 million of amortization related to certain intangibles acquired with the Powerline Plus Companies and an unfavorable change order adjustment on a project. Operating income was also negatively impacted by overall cost increases from supply chain disruptions, labor inefficiencies, inflation and inclement weather experienced on certain projects. As a percentage of revenues, operating income for our T&D segment was 7.9% for the nine months ended September 30, 2022 compared to 10.2% for the nine months ended September 30, 2021.
Commercial & Industrial
Revenues for our C&I segment for the nine months ended September 30, 2022 were $912.5 million compared to $904.0 million for the nine months ended September 30, 2021, an increase of $8.5 million, or 0.9%, primarily due to higher revenue in certain geographical areas.

Operating income for our C&I segment for the nine months ended September 30, 2022 was $30.5 million, a decrease of $12.4 million over the nine months ended September 30, 2021. The period-over-period decrease in operating income was primarily due to overall cost increases mainly associated with supply chain disruptions, inflation and continued impacts from the COVID-19 pandemic some of which also caused labor and material inefficiencies on certain projects. The decrease in operating income was partially offset by better-than-anticipated productivity on various projects, favorable change order adjustments on certain projects and a favorable job close out. As a percentage of revenues, operating income for our C&I segment was 3.3% for the nine months ended September 30, 2022 compared to 4.7% for the nine months ended September 30, 2021.
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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$18,436	$23,171	$58,808	$64,318
Add:
Interest expense, net	1,090	282	2,177	1,407
Income tax expense	7,672	7,568	19,622	22,493
Depreciation & amortization	13,101	11,290	43,164	34,618
EBITDA	$40,299	$42,311	$123,771	$122,836
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
The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Provided by Operating Activities:
Net cash flows provided by operating activities	$13,607	$19,653	$73,726	$108,215
Add/(subtract):
Changes in operating assets and liabilities	22,410	16,728	35,594	(3,867)
Adjustments to reconcile net income to net cash flows provided by operating activities	(17,581)	(13,210)	(50,512)	(40,030)
Depreciation & amortization	13,101	11,290	43,164	34,618
Income tax expense	7,672	7,568	19,622	22,493
Interest expense, net	1,090	282	2,177	1,407
EBITDA	$40,299	$42,311	$123,771	$122,836

Liquidity, Capital Resources and Material Cash Requirements
As of September 30, 2022, we had working capital of $249.8 million. We define working capital as current assets less current liabilities. During the nine months ended September 30, 2022, operating activities of our business provided net cash of $73.7 million, compared to $108.2 million of cash provided for the nine months ended September 30, 2021. Cash flow from operations is primarily influenced by operating margins, timing of contract performance and the type of services we provide to our customers. The $34.5 million year-over-year decrease in cash provided by operating activities was primarily due to unfavorable net changes in operating assets and liabilities of $39.5 million, partially offset by an increase in depreciation and amortization of $8.5 million. The unfavorable change in operating assets and liabilities was primarily due to the net unfavorable year-over-year changes in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $65.2 million, partially offset by the net favorable change of $29.1 million in other assets. The unfavorable changes in cash provided by working capital accounts, mainly related to construction activities, was primarily due to unfavorable changes in accounts receivable due to the timing of billings and payments under our contracts. The favorable change in other assets was primarily due to the timing of insurance payments partially offset by incremental prepayment of materials required for certain projects.
In the nine months ended September 30, 2022, we used net cash of $157.5 million in investing activities consisting of $110.7 million to acquire the Powerline Plus Companies and $48.5 million for capital expenditures, partially offset by $1.6 million of proceeds from the sale of equipment.
In the nine months ended September 30, 2022, financing activities provided net cash of $41.7 million, consisting primarily of $57.7 million of borrowing under our revolving line of credit and $24.2 million of borrowing under our equipment notes. The impact of these borrowing was partially offset by share repurchases of $31.7 million under our share repurchase program and $6.8 million of shares repurchased to satisfy tax obligations under our stock compensation programs.
We believe that our $303.9 million borrowing availability under our revolving line of credit at September 30, 2022, future cash flow from operations and our ability to utilize short- and long-term leases will provide sufficient liquidity for our short- and long-term needs. Our primary short-term liquidity needs include cash for operations, debt service requirements, capital expenditures, acquisition and joint venture opportunities, share repurchases and $9.8 million of remaining payroll tax deferrals provided under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), which are expected to be paid by the end of 2022. We believe that we have adequate sources of liquidity to meet our long-term liquidity needs and foreseeable material cash requirements. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
Under the Credit Agreement, we are subject to certain financial covenants and are limited to a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. We were in compliance with all of the financial covenants under the Credit Agreement as of September 30, 2022.
We had $57.7 million of debt outstanding under the Facility as of September 30, 2022. We had no debt outstanding under the Facility as of December 31, 2021.
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
As of September 30, 2022 and December 31, 2021, we had $13.3 million and $12.3 million, respectively, in letters of credit outstanding under our Credit Agreement, which are almost entirely related to the Company's payment obligation under its insurance programs.
Equipment Notes
We have entered into multiple Master Loan Agreements with multiple finance companies. The Master Loan Agreements may be used for financing of equipment between us and the lenders pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.
As of September 30, 2022, we had two outstanding Equipment Notes collateralized by equipment and vehicles owned by us. As of December 31, 2021, we had one outstanding Equipment Note collateralized by equipment and vehicles owned by us. As of September 30, 2022, we also had one other equipment note outstanding collateralized by a vehicle owned by us. The outstanding balance of all equipment notes was $28.2 million as of September 30, 2022 and $4.5 million as of December 31, 2021. As of September 30, 2022 we had outstanding short-term and long-term equipment notes of approximately $5.1 million and $23.1 million, respectively. As of December 31, 2021, we had an outstanding short-term and long-term Equipment Notes of approximately $1.0 million and $3.5 million, respectively.

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
The outstanding balance of operating lease obligations was $31.4 million as of September 30, 2022, consisting of short-term and long-term operating lease obligations of approximately $9.8 million and $21.6 million, respectively. The outstanding balance of operating lease obligations was $21.0 million as of December 31, 2021, consisting of short-term and long-term operating lease obligations of approximately $7.8 million and $13.2 million, respectively.
The outstanding balance of finance lease obligations was $3.7 million as of September 30, 2022, consisting of short-term and long-term finance lease obligations of approximately $1.2 million and $2.6 million, respectively. As of December 31, 2021 we had no outstanding finance lease obligations.
Purchase Commitments for Construction Equipment
As of September 30, 2022, we had approximately $26.2 million in outstanding purchase obligations for certain construction equipment to be paid with cash outlays scheduled to occur over the next seven months.
Performance and Payment Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse our sureties for any expenses or outlays they incur. Under our continuing indemnity and security agreements with our sureties, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to any of our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of September 30, 2022, an aggregate of approximately $1.78 billion in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $861.1 million as of September 30, 2022.
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
Concentration of Credit Risk
We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2022 and 2021, none of our customers individually exceeded 10% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2022, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the nine months ended September 30, 2022 and 2021, including instruments for trading, hedging or speculating on changes in interest rates or commodity prices of materials used in our business.
As of September 30, 2022, we had $57.7 million of borrowings under our Facility. Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, federal funds effective rate, the NYFRB overnight bank funding rate, CDOR, and LIBOR (or any interest rate replacing LIBOR). If the prime rate, Canadian prime rate, federal funds effective rate, the NYFRB overnight bank funding rate, CDOR, or LIBOR (or any interest rate replacing LIBOR) rises, any interest payment obligations would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. If market rates of interest on all our revolving debt as of September 30, 2022, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.6 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of September 30, 2022, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by approximately $0.6 million annually.
Borrowings under our equipment notes are at fixed rates established on the date the respective equipment note was executed.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2022 - July 31, 2022	66,885	$84.08	66,885	$45,909,270
August 1, 2022 - August 31, 2022	—	$—	—	$45,909,270
September 1, 2022 - September 30, 2022	50,360	$84.92	50,360	$41,632,614
Total	117,245	$84.44	117,245
(1) On May 4, 2022, the Company announced that its Board of Directors had authorized a new $75.0 million share repurchase program (the "Repurchase Program"). The Repurchase Program was authorized by the Board of Directors on May 3, 2022 and became effective on May 5, 2022. The Repurchase Program will expire on November 7, 2022, or when the authorized funds are exhausted, whichever is earlier. As of September 30, 2022, the Company had $41.6 million of remaining availability to repurchase shares of the Company’s common stock under the Repurchase Program.

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

MYR GROUP INC. (Registrant)

October 26, 2022	/s/ BETTY R. JOHNSON
Betty R. Johnson Senior Vice President and Chief Financial Officer