Form 10-K
period 2022-12-31
MYR GROUP INC.
filed 2023-02-22
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
12121 Grant Street, Suite 610
Thornton, CO 80241
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☒
As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the outstanding common equity held by non-affiliates of the registrant was approximately $1.21 billion, based upon the closing sale price of the common stock on such date as reported by the Nasdaq Global Market (for purposes of calculating this amount, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the registrant have been deemed affiliates).
As of February 17, 2023 there were 16,665,262 shares of the registrant’s $0.01 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with its 2023 annual meeting of shareholders expected to be held on April 20, 2023, are incorporated into Part III hereof.

MYR GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022
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

PART I
Item 1.    Business
General
We are a holding company of specialty electrical construction service providers that was established in 1995 through the merger of long-standing specialty contractors. Through our subsidiaries, we serve the electric utility infrastructure, commercial and industrial construction markets. Our operations are currently conducted through wholly-owned subsidiaries. We primarily provide electrical construction services through a network of local offices located throughout the United States and Canada. We provide a broad range of services, including design, engineering, procurement, construction, upgrade, maintenance and repair services, with a particular focus on construction, maintenance and repair.
Our principal executive offices are located at 12121 Grant Street, Suite 610, Thornton, Colorado 80241. The telephone number of our principal executive offices is (303) 286-8000.
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
Transmission and Distribution segment.   We have operated in the transmission and distribution industry since 1891. We are one of the largest U.S. contractors servicing the T&D sector of the electric utility industry. Our T&D segment provides a broad range of services on electric transmission and distribution networks, substation facilities which include design, engineering, procurement, construction, upgrade and maintenance and repair services, with a particular focus on construction, maintenance and repair, to customers in the electric utility industry throughout the United States and Ontario, Canada. Our T&D services include the construction and maintenance of high voltage transmission lines, substations, lower voltage underground and overhead distribution systems, clean energy projects and limited gas construction services. The T&D segment also provides emergency restoration services in response to, wildfire, ice or other damage.
In our T&D segment, we generally serve the electric utility industry and power generation companies as a prime contractor, through traditional design-bid-build or engineering, procurement and construction (“EPC”) forms of project delivery. We have long-standing relationships with many of our T&D customers who rely on us to construct and maintain reliable electric and other utility infrastructure. We also provide many services to our customers under multi-year master service agreements (“MSAs”) and other variable-term service agreements.
Commercial and Industrial segment.   We have provided electrical contracting services for commercial and industrial construction since 1912. Our C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, the installation of intelligent transportation systems, roadway lighting and signalization in the United States and western Canada. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, commercial and industrial facilities, clean energy projects, manufacturing plants, processing facilities, water/waste-water treatment facilities, mining facilities and transportation control and management systems.
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

Customers
Our T&D customers include many of the leading providers in the electric utility industry. These customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. Our C&I customer base includes general contractors, commercial and industrial facility owners, governmental agencies and developers.
We have long-standing relationships with many of our customers, and we cultivate these relationships at all levels of our organization. We seek to build upon our customer relationships to secure additional projects from our current customer base. Many of our customer relationships originated decades ago and are maintained through a partnering approach, which includes project evaluation and consulting, quality performance, performance measurement and direct customer contact. At all levels of management, we maintain a focus on pursuing growth opportunities with prospective customers. In addition, our management teams promote and market our services for prospective large-scale projects and national accounts. We believe that our industry experience, technical expertise, customer relationships, emphasis on safety and customer service contribute to obtaining new contracts with both existing and new customers.
For the years ended December 31, 2022, 2021 and 2020, our top 10 customers accounted for 35.4%, 34.9%, and 32.7%, of our revenues, respectively. For the years ended December 31, 2022, 2021 and 2020, no single customer accounted for more than 10.0% of annual revenues.
For the years ended December 31, 2022, 2021 and 2020, revenues derived from T&D customers accounted for 58.0%, 52.1% and 51.4% of our total revenues, respectively, and revenues derived from C&I customers accounted for 42.0%, 47.9% and 48.6% of our total revenues, respectively.
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
Fixed-price and unit-price contracts typically have higher potential margins; however, they hold a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have less margin upside, but generally have a lower risk of cost overruns. Work in our T&D segment is generally completed under fixed-price, time-and-materials, time-and-equipment, unit-price and cost-plus agreements. Work in our C&I segment is typically performed under fixed-price, time-and-materials, time-and-equipment, cost-plus, and unit-price agreements. Fixed-price contracts accounted for 62.7% of total revenue for the year ended December 31, 2022, including 47.8% of our total revenue for our T&D segment and 83.3% of our total revenue for our C&I segment.
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
Subcontracting
We are the prime contractor for the majority of our T&D projects, however, we occasionally perform work as a subcontractor, and we may elect to do so from time to time on larger projects in order to manage our execution risk. We are a subcontractor to a general contractor for the majority of our C&I projects, but may contract directly with facility owners. We may utilize subcontractors to perform portions of our contracts and to manage workflow, particularly for design and engineering under both segments.
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
•reputation and relationships with the customer;
•technical expertise and experience;
•management team experience;
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

T&D Competition
Our T&D segment competes with a number of companies in the local markets where we operate, ranging from small local independent companies, to medium size regional firms, to large national competitors.
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
A major competitive factor in our C&I segment is the individual relationships that we have developed with general contractors who typically manage the bid process, along with the willingness to be an exclusive partner with the general contractor on pursuits requiring the complete finance, design and construction services for the project. Additionally, the equipment requirements for C&I work are generally not as significant as that of T&D construction. Since C&I construction typically involves the purchase of materials, the financial resources to procure the required materials and equipment of a particular project may impact the competition that we encounter. We differentiate ourselves from our competitors by bidding for larger and more technically complex projects, which we believe many of our smaller competitors may not be capable of executing effectively. We believe that we have a favorable competitive position in the markets that we serve, due in part to our strong operating history, strong local market share, our reputation and our relationships with our customers.
Project Bonding Requirements and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We are required to reimburse the surety for its expenses incurred in performing its obligations under the bond. We believe that the strength of our balance sheet, as well as our strong and long-standing relationship with our sureties, enhances our ability to obtain adequate financing and bonds. These bonds are typically issued at the face value of the contract awarded. As of December 31, 2022, we had approximately $541.5 million in original face amount of bonds outstanding for projects in our T&D segment and approximately $1.43 billion for projects in our C&I segment. Our estimated remaining cost to complete these bonded projects for both segments was approximately $880.2 million as of December 31, 2022. As of December 31, 2021, we had approximately $406.0 million in original face amount of bonds outstanding for projects in our T&D segment and approximately $983.3 million for projects in our C&I segment. The ability to post bonds provides us with a competitive advantage over smaller or less financially secure competitors.
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

	Backlog at December 31, 2022
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2021
T&D	$1,065,476	$115,881	$676,130
C&I	1,436,351	335,935	1,113,014
Total	$2,501,827	$451,816	$1,789,144
Changes in backlog from period to period are primarily the result of fluctuations in the timing of awards and revenue recognition of contracts. Our backlog as of December 31, 2022 and 2021 included our proportionate share of unconsolidated joint venture backlog totaling $30.8 million and $5.4 million, respectively.

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
Equipment
Our long history in the T&D industry has allowed us to be instrumental in designing much of the specialty tools and equipment used in the industry, including wire pullers, wire tensioners and aerial devices. We operate a fleet of trucks and trailers, support vehicles, bulldozers, bucket trucks, digger derricks, cranes and specialty construction equipment, such as wire pullers and wire tensioning machines. We also rely on specialized tooling, including stringing blocks, wire grips and presses. The standardization of our equipment allows us to streamline training, maintenance and parts costs. We operate a centralized fleet facility, as well as numerous regional maintenance shops throughout the United States, that are staffed with mechanics and equipment managers who service our fleet. Our ability to internally service our fleet allows us to reduce repair costs and the time equipment is out of service by eliminating both the need to ship equipment long distances for repair and dependence on third party maintenance providers. Our maintenance shops are also able to modify standard construction equipment to meet the specific needs of our specialty applications. We are a final-stage manufacturer for several configurations of our specialty vehicles, and, in the event that a particular piece of equipment is not available to us, we can often build the component on-site, which reduces our reliance on our equipment suppliers.
Our United States based fleet of equipment is managed by our centralized fleet management group. Our fleet is highly mobile, which gives us the ability to shift resources from region-to-region quickly and to effectively respond to customer needs or major weather events. Our centralized fleet management group is designed to enable us to optimize and maintain our equipment to achieve the highest equipment utilization, which helps to maintain a competitive position with respect to our equipment costs. We develop internal equipment rates that provide our business units with appropriate pricing levels to estimate their bids for new projects more accurately. The fleet management group works with our business units in prioritizing the use of our fleet assets. The fleet management group also manages the procurement and disposition of equipment and short-term rentals. All of these factors are critical in allowing us to operate efficiently and meet our customers’ needs. Certain equipment needs in Canada are managed by our Canadian operating subsidiaries.
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
We believe that we are in compliance with applicable regulatory requirements and we believe that we have all material licenses required to conduct our operations. Our failure to comply with applicable regulations could result in project delays, cost overruns, remediation costs, substantial fines and revocation of our operating licenses. We do not expect that continued compliance with such regulations will have a material effect upon capital expenditures, earnings, or our competitive position.

We are also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other customer, vendor or employee data. In addition, health and safety regulations may require increased operating costs or capital investments to promote a safe working environment. With respect to the laws and regulations noted above, as well as other applicable laws and regulations, the Company's compliance programs may under certain circumstances involve material investments in the form of additional processes, training, personnel, information technology and capital. For a discussion of the risks associated with certain applicable laws and regulations, see “Item 1A. Risk Factors."
Environmental Matters
As a result of our current and past operations, we are subject to numerous environmental laws and regulations governing our operations, including the use, transport and disposal of non-hazardous and hazardous substances and wastes, as well as emissions and discharges into the environment, including discharges into air, surface water, groundwater and soil. We also are subject to laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, such liabilities can be imposed for cleanup of previously owned or operated properties, or properties to which hazardous substances or wastes were discharged by current or former operations at our facilities, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our ability to sell, lease or otherwise use our properties in certain ways, such as collateral for possible financing. We could also be held liable for significant penalties and damages under certain environmental laws and regulations, which could materially and adversely affect our financial condition, results of operations and cash flows.
We believe that we are in substantial compliance with environmental laws and regulations and that any obligations related to environmental matters should not have a material effect on our financial condition, results of operations or cash flows.
Additionally, there are significant environmental regulations under consideration to encourage the use of clean energy technologies and regulate emissions of greenhouse gases to address climate change. We regularly monitor the various proposals in this regard. Although the impact of climate change regulations on our business will depend on the specifics of governmental policies, legislation, and regulation, we believe that we are well-positioned to adapt our business to meet new regulations. Furthermore, we perform a significant amount of services for customers that operate electrical power infrastructure assets in locations and climates that are more susceptible to wildfires or other natural disasters. See “Item 1A. Risk Factors — Our failure to comply with environmental and other laws and regulations could result in significant liabilities” and “Item 1A. Risk Factors — We are subject to risks associated with climate change including financial risks and physical risks such as an increase in extreme weather events (such as floods, wildfires or hurricanes), rising sea levels and limitations on water availability and quality."
Cyclical Nature of Business and Seasonality
The demand for construction and maintenance services from our customers is cyclical in nature and vulnerable to downturns in the industries we serve as well as the economy in general. As a result, our volume of business could be adversely affected by declines or delays in new projects in various geographic regions.
Although our revenues are primarily driven by spending patterns in our customers’ industries, our revenues and results of operations can be subject to seasonal and other variations. These variation can be influenced by a number of factors such as weather, daylight hours, availability of workforce, asset readiness and holidays.
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

We seek to attract and retain highly qualified craft employees by providing a superior work environment through our emphasis on safety, competitive compensation, and high-quality fleet of equipment. The number of individuals we employ varies significantly throughout the year, including the number of craft employees fluctuates depending on the number and size of projects at any particular time. As of December 31, 2022, we had approximately 8,500 employees, consisting of approximately 1,600 salaried employees, including executive officers, district managers, project managers, superintendents, estimators, office managers, administrative staff, clerical personnel and approximately 6,900 craft employees. Approximately 86% of our craft employees are members of unions, with the majority being members of the International Brotherhood of Electrical Workers (“IBEW”), who are represented by many local unions under agreements with generally uniform terms and varying expiration dates. We generally are not direct parties to such local agreements, but instead these agreements are entered into by and between the IBEW local unions and the National Electrical Contractors Association (“NECA”), of which the majority of our subsidiaries are members. On occasion, we also employ individuals who are members of other trade unions pursuant to multi-employer, multi-union project agreements.
Information about our Executive Officers

Name	Age on February 22, 2023	Position
Richard S. Swartz	59	President and Chief Executive Officer
Betty R. Johnson	64	Senior Vice President and Chief Financial Officer
Tod M. Cooper	58	Senior Vice President, Chief Operating Officer T&D
William F. Fry	48	Vice President, Chief Legal Officer and Secretary
Jeffrey J. Waneka	61	Senior Vice President, Chief Operating Officer C&I
Richard S. Swartz was appointed president and chief executive officer in January 2017 and has served as a member of our Board of Directors since April 2019. Prior to his current role, he served as executive vice president and chief operating officer of MYR Group from September 2016 to December 2016 and as senior vice president and chief operating officer of MYR Group from May 2011 to September 2016. Mr. Swartz served as senior vice president of MYR Group from August 2009 to May 2011, and as a group vice president of MYR Group from 2004 to 2009. Prior to becoming a group vice president, Mr. Swartz served as vice president of our transmission & distribution central division from 2002 to 2004. Mr. Swartz has held a number of additional positions since he joined us in 1982, including project foreman, superintendent, project manager and district manager.
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
Tod M. Cooper was appointed senior vice president and chief operating officer of our T&D segment in January 2017. Prior to his current role, he served as senior vice president of MYR Group from August 2013 to December 2016. Mr. Cooper served as group vice president, east of MYR Group from 2009 to 2013 and vice president T&D, east of MYR Group from 2006 to 2009. Mr. Cooper has held a number of additional positions since joining us in 1989, including business development manager, regional manager, district manager, and estimator.
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
Jeffrey J. Waneka was appointed senior vice president and chief operating officer of our C&I segment in January 2017. Prior to his current role, he served as president of our subsidiary company, Sturgeon Electric Company, Inc., from February 2015 to December 2016. Mr. Waneka served as group vice president, C&I of MYR Group from 2014 to 2015 and vice president, C&I of MYR Group from 2009 to 2014. Mr. Waneka has held a number of additional positions since joining the Company in 1991, including regional manager, director business development and district manager.

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
•schedule delays, equipment and materials availability and increasing insurance, equipment, labor and material costs related to supply chain disruptions, inflationary pressures, recessionary conditions, tariffs, regulatory slowdowns and market disruptions;
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
•the availability or increased cost of equipment;
•impairment of goodwill or intangible assets; and
•warranty claims.
Accordingly, our operating results in any particular reporting period may not be indicative of the results that can be expected for any other reporting period.
Our industry is highly competitive.
Our industry is fragmented and we compete with other companies, ranging from small, independent firms servicing local markets to larger firms servicing regional, national and international markets. Any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in the industry depends on many factors, including pricing of the construction services, the reputation for safety and the quality and reliability of the contractor. Some of our competitors may have lower labor and overhead cost structures and, therefore, may be able to provide their services at lower prices than ours. In addition, some of our competitors may have greater financial, technological and human resources than we do. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within the markets we serve or maintain our customer base at current levels. Additionally, we may face competition from in-house service organizations of our existing or prospective customers including electric utility companies and others which often employ personnel to internally perform some of the same types of services we do. If we are unable to compete successfully in our markets, our operating results could be adversely affected.
Negative economic and market conditions including tariffs on materials and recessionary conditions may in the future adversely impact our customers’ spending and, as a result, our operations and growth.
The demand for our services from our customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the industries we serve as well as the economy in general. Stagnant or declining economic conditions could result in the delay, reduction or cancellation of certain projects and could cause our customers to outsource less work, which could adversely affect us in the future. Additionally, many of our customers finance their projects through the incurrence of debt or the issuance of equity. A reduction in cash flow or the lack of availability of debt or equity financing may result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels, or at all. A prolonged economic downturn or recession could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. Material fluctuations in energy markets could also have an adverse impact on our customers’ spending patterns. Consolidation, competition, capital constraints or negative economic conditions in the electric power industry may also result in reduced spending by, or the loss of, one or more of our customers.
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
Many projects involve challenging engineering, procurement and construction phases that may occur over several years. We may encounter difficulties that impact our ability to complete the project in accordance with the original delivery schedule. These difficulties may be the result of delays in designs; engineering information or materials provided by the customer or a third party; delays or difficulties in equipment and material delivery; schedule changes; delays from our customer’s failure to timely obtain permits, rights-of-way or to meet other regulatory requirements; weather-related delays; delays caused by difficult worksite environments; delays caused by inefficiencies and not achieving expected labor performance and other factors, some of which are beyond our control. Any delay or failure by suppliers or by third-party subcontractors in the completion of their portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric transmission lines, clean energy projects, or other facilities. We may not be able to recover the costs we incur that are caused by delays. Certain contracts have guarantee provisions regarding project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations. Delays or cancellations may impact our reputation or relationships with customers and adversely affect our ability to secure new contracts. Larger projects present additional performance risks due to complexity of the work and duration of the project.
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

In addition, the success of our business depends upon the continued efforts and abilities of our employees. The relationships between our employees and our customers are important to obtaining and retaining business. We are also dependent on recruiting effective personnel for our projects. There can be no assurance that any individual employee will continue in his or her capacity for any particular period of time. Industry-wide competition for managerial talent is high. Given that level of competition, there could be situations where our overall compensation package may be viewed as less attractive as compared to our competition, and we may experience the loss of key personnel or higher costs to retain and hire key personnel. The loss of key personnel, or the inability to hire and retain qualified personnel, could negatively impact our ability to manage our business and relationships with our customers.
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
Our insurance has limits and exclusions that may not fully indemnify us against certain claims or losses, including claims resulting from wildfires or other natural disasters and an increase in cost, or the unavailability or cancellation of third-party insurance coverages would increase our overall risk exposure and could disrupt our operations and reduce our profitability.
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

Risks associated with operating in the Canadian market could impact our profitability.
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
We have operations in the United States and Canada and are subject to the jurisdiction of multiple federal and state taxing authorities. The income earned in these various jurisdictions is taxed on different bases which are subject to change by the taxing authorities. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred. Changes in the operating environment, including changes in tax laws, could materially impact our income tax liabilities The Inflation Reduction Act was enacted on August 16, 2022, and includes a number of provisions that may impact the Company, including a corporate alternative minimum tax on certain large corporations, incentives to address climate change mitigation and other non-income tax provisions, including an excise tax on the repurchase of our stock. We are assessing these impacts on our condensed consolidated financial statements.
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
Pandemic outbreaks of disease, such as the COVID-19 pandemic, have in the past had and may in the future have an adverse impact on our business, employees, liquidity, financial condition, results of operations and cash flows.
Future pandemic outbreaks of disease may further disrupt global supply chains and create significant additional volatility and disruption of financial markets, which may require us to make changes to our business and, implement new health and safety protocols. Any such future health outbreaks could result in higher operating costs and could adversely impact our business, including certain operational, reporting, accounting or other processes. In addition, an extended period of remote work arrangements could impair our ability to effectively manage our business, and introduce additional operational risks, including but not limited to cybersecurity risks and increased vulnerability to security breaches, cyber-attacks, computer viruses, ransomware, or other similar events and intrusions.

We are unable to predict the ultimate impact of any pandemic outbreak of disease, which could adversely affect our business, financial condition, results of operations and cash flows. Such effects may be material and the potential impacts include, but are not limited to:
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
Should a future health outbreak persist for a prolonged period, any of the above factors and others that are unknown, may have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we cannot predict the ultimate impact of any pandemic outbreak of disease will have on our customers and suppliers, and any adverse impacts on these parties may have a material adverse impact on our business.
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
Regulatory and Environmental Risks
Legislative or regulatory actions relating to electricity transmission and clean energy may impact demand for our services.
Current and future legislative or regulatory actions may impact demand for our services, require utilities to meet reliability standards, and encourage installation of new electric transmission and clean energy generation facilities. However, it is unclear whether these initiatives will create sufficient incentives for projects or result in increased demand for our services.
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

In addition, while many states have mandates in place that require specified percentages of electricity to be generated from clean energy sources, states could reduce those mandates or make them optional, which could reduce, delay or eliminate clean energy development in the affected states. Additionally, clean energy is generally more expensive to produce and may require additional power generation sources as backup. The locations of clean energy projects are often remote and may not be viable unless new or expanded transmission infrastructure to transport the electricity to demand centers is economically feasible. Furthermore, funding for clean energy initiatives may not be available. These factors could result in fewer clean energy projects and a delay in the construction of these projects and the related infrastructure, which could negatively impact our business.
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
Climate change may create physical and financial risk. Physical risks from climate change could, among other things, include an increase in extreme weather events (such as floods, wildfires or hurricanes), rising sea levels and limitations on water availability and quality. Such extreme weather conditions may limit the availability of resources, increasing the costs of our projects, or may cause projects to be delayed or cancelled. Certain risks associated with climate change could include but are not limited to:
• changes in insurance coverage, availability of coverage, availability of adequate insurance limits, higher insurance premiums, and larger self-insured retentions/deductibles,
• changes in market demand based on climate change as well as legal and regulatory requirements and trends,
• operational disruptions and accompanying project inefficiencies and delays that may not be recoverable from clients due to severe weather events,
• damage from severe weather events to construction work in progress,
• damage to our assets from severe weather events,
• reputational risk due to perceptions of the company’s sustainability efforts, and
• increased reporting and compliance costs due to new regulatory requirements, customer, shareholder, and stakeholder requests targeting climate change.

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
From time to time, we establish strategies and expectations related to climate change and other environmental matters. Our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.
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
The most significant estimates we use are related to costs to complete contracts, pending change orders and claims, shared savings, insurance reserves, income tax reserves, estimates surrounding stock-based compensation, acquisition-related contingent earn-out consideration liabilities, the recoverability of goodwill and intangibles, and accounts receivable reserves.
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
•changes in the costs or availability of equipment, materials, labor or subcontractors;
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
An increase in the cost or availability for items such as materials, parts, commodities, equipment and tooling may also be impacted by trade regulations, tariffs, global relations, taxes, transportation costs and inflation which could adversely affect our business.
For certain contracts, we are exposed to market risks that may cause increases in the cost, or the availability of, parts, commodities, equipment and tooling, utilized in our operations. We have experienced, and may continue to experience, delays and cost volatility of these items due to recent supply chain disruptions, inflationary pressures, tariffs, regulatory slowdowns and the continued market disruption from the COVID-19 pandemic. In addition, our customers’ capital budgets may be impacted by cost increases and reduced customer spending could lead to fewer project awards and more competition. These costs could be materially impacted by general market conditions and other factors, including U.S. trade relationships with other countries or the imposition of tariffs. We are also exposed to increases in energy prices, particularly as they relate to fuel prices for our fleet vehicles. While we believe we can increase our prices to adjust for cost increases, there can be no assurance that future cost increases would be recoverable. Additionally, some of our fixed price contracts do not allow us to adjust our prices and, as a result, increases in the cost of parts, commodities, equipment and tooling or fuel costs could reduce our profitability with respect to such projects and could have a material adverse effect on our business, financial condition, results of operations and cash flows
Capital and Credit Risks
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
As of December 31, 2022, approximately 86% of our craft labor employees were covered by collective bargaining agreements. Although most of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages could adversely impact our relationships with our customers and could cause us to lose business, resulting in decreased revenues. From time to time, we have experienced attempts to unionize our nonunion businesses. Such efforts often delay work and present the risk of labor unrest. If nonunion employees were to unionize, we could experience higher ongoing labor costs.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal executive offices are located at 12121 Grant Street, Suite 610, Thornton, Colorado 80241, the lease term of which expires on November 30, 2029. In addition to our executive offices, certain legal, accounting and other personnel are located in this building. As of December 31, 2022, we owned 18 operating facilities and leased many other properties in various locations throughout our service territories. Most of our properties are used as operational offices or for fleet operations. We believe that our facilities are adequate for our current operating needs. We do not believe that any owned or leased facility is material to our operations and, if necessary, we could obtain replacement facilities for our leased facilities.
Item 3.    Legal Proceedings
We are, from time to time, party to lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil and criminal penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on our financial position, results of operations, or cash flows.
We are routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of our past and present businesses as well as in respect of our divested businesses. Some of these include claims related to our services and operations, and we believe that we have strong defenses to these claims as well as insurance coverage that will contribute to any settlement or liability in the event these claims are not resolved in our favor. These claims have not had a material impact on us to date, and we believe the likelihood that a future material adverse outcome will result from these claims is remote. However, if facts and circumstances change in the future, we cannot be certain that an adverse outcome of one or more of these claims would not have a material adverse effect on our financial condition, results of operations, or cash flows.
Item 4.    Mine Safety Disclosures
Not Applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.01, is listed on The Nasdaq Global Market under the symbol “MYRG.”
Holders of Record
As of February 17, 2023, we had 6 holders of record of our common stock. This number does not include shareholders whose shares are held in the names of banks, security brokers, dealers, and registered clearing agencies.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2022 - October 31, 2022	44,015	$82.12	44,015	$38,018,311
November 1, 2022 - November 30, 2022	—	$—	—	$75,000,000
December 1, 2022 - December 31, 2022	—	$—	—	$75,000,000
Total	44,015	$82.12	44,015
(1) On November 2, 2022, the Company announced that its Board of Directors had authorized a new $75.0 million share repurchase program (the "Repurchase Program"), which became effective on November 8, 2022. The Repurchase Program will expire on May 8, 2023, or when the authorized funds are exhausted, whichever is earlier. As of December 31, 2022, the Company had $75.0 million of remaining availability to repurchase shares of the Company’s common stock under the Repurchase Program. The Company’s prior $75.0 million repurchase program that was announced on May 4, 2022 and commenced on May 5, 2022 expired on November 7, 2022.
Performance Graph
The following Performance Graph and related information shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares, for the period from December 31, 2017 to December 31, 2022, the cumulative total shareholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index (the “S&P 500 Index”), the Russell 2000 Index, and a peer group index selected by our management that includes eleven publicly traded companies within our industry (the “Peer Group”). The comparison assumes that $100 was invested on December 31, 2017 and further assumes any dividends were reinvested quarterly. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

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

$350
$300
$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
MYR Group Inc.
S&P 500
Russell 2000
Peer Group

*$100 invested on 12/31/2017 in stock or including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved
Copyright© 2023 Russell Investment Group. All right reserved.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
MYR Group Inc.	100.00	78.84	91.21	168.21	309.40	257.68
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
Peer Group	100.00	76.05	101.40	132.33	190.33	200.51
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
Presentation of Information
The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the fiscal years ended December 31, 2021 and 2022. For a discussion of changes from the fiscal year ended December 31, 2020 to the fiscal year ended December 31, 2021, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 (filed February 23, 2022).
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
We had revenues for the year ended December 31, 2022 of $3.01 billion compared to $2.50 billion for the year ended December 31, 2021. For the year ended December 31, 2022, net income was $83.4 million compared to $85.0 million for the year ended December 31, 2021.
Overview-Segments
Transmission and Distribution segment.   Our T&D segment provides comprehensive solutions to providers in the electric utility industry. Our T&D segment generally serves the electric utility industry as a prime contractor to customers such as investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. We have long-standing relationships with many of our T&D customers who rely on us to construct and maintain reliable electric and other utility infrastructure. Our T&D segment provides a broad range of services on electric transmission and distribution networks, substation facilities and clean energy projects, which include design, engineering, procurement, construction, upgrade and maintenance and repair services. Our T&D services include the construction and maintenance of high voltage transmission lines, substations, lower voltage underground and overhead distribution systems, clean energy facilities and limited gas construction services. We also provide many services to our customers under multi-year master service agreements (“MSAs”) and other variable-term service agreements.
For the year ended December 31, 2022, our T&D revenues were $1.75 billion, or 58.0%, of our revenue, compared to $1.30 billion, or 52.1%, of our revenue for the year ended December 31, 2021 and $1.15 billion, or 51.4%, of our revenue for the year ended December 31, 2020. Revenues from transmission projects represented 62.1%, 62.0%, and 64.6% of T&D segment revenue for the years ended December 31, 2022, 2021 and 2020, respectively.
Our T&D segment also provides restoration services in response to hurricanes, ice storms or other storm related events, which accounted for less than 5% of our annual revenues in 2022, 2021 and 2020.

Measured by revenues in our T&D segment, we provided 47.8%, 43.0% and 44.0% of our T&D services under fixed-price contracts during the years ended December 31, 2022, 2021 and 2020, respectively.
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
For the year ended December 31, 2022, our C&I revenues were $1.26 billion, or 42.0%, of our revenue, compared to $1.20 billion, or 47.9%, of our revenue for the year ended December 31, 2021 and $1.09 billion, or 48.6%, of our revenue for the year ended December 31, 2020.
Measured by revenues in our C&I segment, we provided 83.3%, 80.5% and 82.7% of our services under fixed-price contracts for the years ended December 31, 2022, 2021 and 2020, respectively.
Overview-Revenue and Gross Margins
Revenue Recognition.   We recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for goods or services provided. Revenue associated with contracts with customers is recognized over time as our performance creates or enhances customer controlled assets or creates or enhances an asset with no alternative use, for which we have an enforceable right to receive compensation as defined under the contract. To determine the amount of revenue to recognize over time, we utilize the cost-to-cost method as we believe cost incurred best represents the amount of work completed and remaining on our projects, and is the most common basis for computing percentage of completion in our industry. As the cost-to-cost method is driven by incurred cost, we calculate the percentage of completion by dividing costs incurred to date by the total estimated cost. The percentage of completion is then multiplied by estimated revenues to determine inception-to-date revenue. Revenue recognized for the period is the current inception-to-date recognized revenue less the prior period inception-to-date recognized revenue. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss is updated in subsequent reporting periods. Additionally, contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts, and therefore, profit and revenue recognition.
Gross Margins.   Our gross margin can vary between periods as a result of many factors, some of which are beyond our control. These factors include: the mix of revenue derived from the industries we serve, the size and duration of our projects, the mix of business conducted in different parts of the United States and Canada, the mix of service and maintenance work compared to new construction work, the amount of work that we subcontract, the amount of material we supply, changes in labor, equipment or insurance costs, seasonal weather patterns, changes in fleet utilization, pricing pressures due to competition, efficiency of work performance, fluctuations in commodity prices of materials, delays in the timing of projects and other factors. The gross margins we record in the current period may not be indicative of margins in future periods.
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
Outlook
Our business is directly impacted by the level of spending on T&D infrastructure and the level of C&I electrical construction activity across the United States and Canada. We are optimistic about infrastructure spending and believe that industry activity will continue in both our transmission and distribution market segments and the drivers for utility investment will remain intact. We believe that regulatory reform, state clean energy portfolio standards, the aging of the electric grid, and potential overall improvement of the economy will positively impact the level of spending by our customers in all of the markets we serve. Although competition remains strong, we see these trends as positive factors for us in the future.
We believe legislative actions aimed at supporting infrastructure improvements in the United States may positively impact long-term demand, particularly in connection with electric power infrastructure, transportation and clean energy spending. We believe the legislative actions are likely to provide greater long-term opportunity in both of our reporting segments. However both of our segments and supporting operations may be subject to delays and cost volatility due to supply chain disruptions, inflationary pressures, tariffs and regulatory slowdowns which may result in decelerations in project opportunities and awards.
We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new clean energy sources. Consequently, we believe we will continue to see significant bidding activity on large transmission projects going forward. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in 2023 will not likely have a large impact on our 2023 results. Bidding and construction activity for small to medium-size transmission projects and upgrades remain active, and we expect this trend to continue.

As a result of reduced spending by United States utilities on their distribution systems for several years, we believe there is a need for sustained investment by utilities on their distribution systems to properly maintain or meet reliability requirements. In 2022, we continued to see increased bidding activity in some of our electric distribution markets, as economic conditions improved in those areas. We believe the increased storm activity and destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and staffing constraints. We believe electric utility employee retirements could increase with further economic recovery, which may result in an increase in outsourcing opportunities.
Our C&I bidding opportunities could be impacted by market disruptions, and as a result, the growth of our C&I market will be heavily dependent on the timing and pace of the overall market recovery. We believe that the primary markets we serve, such as health care, transportation, data centers, warehousing, clean energy and water/waste-water projects, may be somewhat less vulnerable to economic slowing.
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
We strive to maintain our status as a preferred provider to our T&D and C&I customers. We continued to implement strategies that further expand our capabilities and effectively allocate capital. We have focused on strengthening our balance sheet by reducing our variable rate outstanding debt in the current higher interest rate environment, which has increased our liquidity and allows us to take advantage of future opportunities as they arise. Additionally, on January 4, 2022, we acquired all issued and outstanding shares of capital stock of Powerline Plus Ltd. and its affiliate (collectively, the “Powerline Plus Companies"), which expanded our distribution operations in Ontario, Canada. During 2022, the Company repurchased 442,167 shares of its common stock under repurchase programs at a weighted-average price of $83.64 per share. As of December 31, 2022, we had $75.0 million of remaining availability to purchase shares under our current program, which continues in effect until May 8, 2023, or until the authorized funds are exhausted.
We continue to manage our increasing operating costs, including increasing insurance, equipment, labor and material costs. We believe that our financial position, positive cash flows and other operational strengths will enable us to manage our markets and give us the flexibility to successfully execute our strategies. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity. In 2022 and 2021, we invested in capital expenditures of approximately $77.1 million and $52.4 million, respectively. Most of our capital expenditures supported opportunities in our T&D business. We plan to continue to evaluate our needs for additional equipment and tooling.
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

Material and Subcontract Costs.   Projects that include a greater amount of material or subcontractor costs can experience lower overall project gross margins as we typically add a lower mark-up to material and subcontractor costs in our bids than what we would to our labor and equipment cost. In addition, successful completion of our contracts may depend on whether our subcontractors successfully fulfill their contractual obligations. If our subcontractors fail to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to incur additional costs and provide additional services in order to make up for such shortfalls. Additionally, we are required to allocate more working capital to projects when we are required to provide materials.
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

Consolidated Results of Operations
The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated:
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	For the year ended December 31,
(dollars in thousands)	2022		2021
Contract revenues	$3,008,542	100.0%	$2,498,289	100.0%
Contract costs	2,664,580	88.6	2,173,308	87.0
Gross profit	343,962	11.4	324,981	13.0
Selling, general and administrative expenses	222,424	7.4	207,208	8.3
Amortization of intangible assets	9,009	0.3	2,311	0.1
Gain on sale of property and equipment	(2,378)	(0.1)	(3,098)	(0.1)
Income from operations	114,907	3.8	118,560	4.7
Other income (expense):
Interest income	187	—	70	—
Interest expense	(3,563)	(0.1)	(1,799)	(0.1)
Other income (expense), net	2,673	0.1	(525)	—
Income before provision for income taxes	114,204	3.8	116,306	4.6
Income tax expense	30,823	1.0	31,300	1.2
Net income	83,381	2.8	85,006	3.4
Less: net loss attributable to noncontrolling interest	—	—	(4)	—
Net income attributable to MYR Group Inc.	$83,381	2.8%	$85,010	3.4%
Revenues.   Revenues increased $510.2 million, or 20.4%, to $3.01 billion for the year ended December 31, 2022 from $2.50 billion for the year ended December 31, 2021. The increase was primarily due to an increase in revenue on transmission projects, an increase in revenues on distribution projects, including incremental distribution revenues from the Powerline Plus Companies, and an increase in C&I revenue in certain geographical areas.
Gross margin.   Gross margin decreased to 11.4% for the year ended December 31, 2022 from 13.0% for the year ended December 31, 2021. The decrease in gross margin was primarily due to overall cost increases mainly associated with supply chain disruptions and inflation. Gross margin was also negatively impacted by labor and equipment inefficiencies, unfavorable change order adjustments and inclement weather experienced on certain projects. These margin decreases were partially offset by favorable job close outs, better-than-anticipated productivity on certain projects and favorable change order adjustments on certain projects. Changes in estimates of gross profit on certain projects resulted in a gross margin decrease of 0.4% and an increase of 0.4% for the years ended December 31, 2022 and 2021, respectively.
Gross profit.   Gross profit increased $19.0 million, or 5.8%, to $344.0 million for year ended December 31, 2022 from $325.0 million for the year ended December 31, 2021, due to higher revenues, partially offset by lower margins.
Selling, general and administrative expenses.   SG&A, was $222.4 million for the year ended December 31, 2022, an increase of $15.2 million from $207.2 million for the year ended December 31, 2021. The year-over-year increase was primarily due to the acquisition of the Powerline Plus Companies and an increase in employee-related expenses to support the growth in our operations, partially offset by a decrease in employee incentive compensation costs.
Amortization of intangible assets. Amortization of intangible assets was $9.0 million for the year ended December 31, 2022 compared to $2.3 million for the year ended December 31, 2021. The period-over-period increase of $6.7 million was primarily due to amortization related to certain intangibles acquired with the Powerline Plus Companies.
Gain on sale of property and equipment.   Gains from the sale of property and equipment in the year ended December 31, 2022 were $2.4 million compared to $3.1 million in the year ended December 31, 2021. Gains from the sale of property and equipment are attributable to routine sales of property and equipment that is no longer useful or valuable to our ongoing operations.

Interest expense.   Interest expense was $3.6 million for the year ended December 31, 2022 compared to $1.8 million for the year ended December 31, 2021. This increase was primarily attributable to higher outstanding debt and interest rates during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Other income (expense), net. Other income was $2.7 million for the year ended December 31, 2022 compared to other expense of $0.5 million for the year ended December 31, 2021. The change was largely due to funds received under the Canadian Emergency Wage Subsidy program, which were attributable to a C&I segment company. Other income was also positively impacted by an adjustment to contingent earn-out consideration related to the acquisition of the Powerline Plus Companies.
Income tax expense.   Income tax expense was $30.8 million for the year ended December 31, 2022, with an effective tax rate of 27.0%, compared to $31.3 million for the year ended December 31, 2021, with an effective tax rate of 26.9%. The increase in the tax rate for the year ended December 31, 2022 was primarily due to adjustments associated with the prior year global intangible low tax income (“GILTI”), partially offset by a favorable impact from stock compensation excess tax benefits.
Net income.   Net income decreased to $83.4 million for the year ended December 31, 2022 from $85.0 million for the year ended December 31, 2021. The decrease was primarily for the reasons stated above.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales:

	For the Year Ended December 31,
	2022		2021
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$1,745,792	58.0%	$1,301,587	52.1%
Commercial & Industrial	1,262,750	42.0	1,196,702	47.9
Total	$3,008,542	100.0	$2,498,289	100.0
Operating income (loss):
Transmission & Distribution	$138,886	8.0	$132,738	10.2
Commercial & Industrial	43,159	3.4	54,418	4.5
Total	182,045	6.0	187,156	7.5
Corporate	(67,138)	(2.2)	(68,596)	(2.7)
Consolidated	$114,907	3.8%	$118,560	4.8%
Transmission & Distribution
Revenues for our T&D segment for the year ended December 31, 2022 were $1.75 billion compared to $1.30 billion for the year ended December 31, 2021, an increase of $444.2 million, or 34.1%. The increase in revenue was primarily related to an increase in revenue on transmission projects, and an increase in revenues on distribution projects, including incremental distribution revenues from the Powerline Plus Companies.
Operating income for our T&D segment for the year ended December 31, 2022 was $138.9 million compared to $132.7 million for the year ended December 31, 2021, an increase of $6.2 million, or 4.6%. The increase in T&D operating income from the prior year was primarily due to higher revenues and a favorable job close-out. These increases were partially offset by the additional $6.7 million of amortization related to certain intangibles acquired with the Powerline Plus Companies and an unfavorable change order adjustment on a project. Operating income was also negatively impacted by overall cost increases from supply chain disruptions, labor inefficiencies, inflation and inclement weather experienced on certain projects. Operating income, as a percentage of revenues, for our T&D segment decreased to 8.0% for the year ended December 31, 2022 from 10.2% for the year ended December 31, 2021.
Commercial & Industrial
Revenues for our C&I segment for the year ended December 31, 2022 were $1.26 billion compared to $1.20 billion for the year ended December 31, 2021, an increase of $66.1 million, or 5.5%, primarily due to an increase in revenue in certain geographic areas.

Operating income for our C&I segment for the year ended December 31, 2022 was $43.2 million compared to $54.4 million for the year ended December 31, 2021, a decrease of $11.2 million, or 20.7%. The year-over-year decrease in operating income was primarily due to overall cost increases mainly associated with supply chain disruptions and inflation. Operating income was also negatively impacted by labor inefficiencies on certain projects and an unfavorable change order adjustment on a project. The decrease in operating income was partially offset by better-than-anticipated productivity on various projects, favorable change order adjustments on certain projects and a favorable job close out. Operating income, as a percentage of revenues, for our C&I segment decreased to 3.4% for the year ended December 31, 2022 from 4.5% for the year ended December 31, 2021.
Corporate
The decrease in corporate expenses for the year ended December 31, 2022 was primarily attributable to a decrease in employee incentive compensation costs, partially offset by an increase in employee-related expenses to support the growth in our operations.
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
Using EBITDA as a performance measure has material limitations as compared to net income, or other financial measures as defined under GAAP, as it excludes certain recurring items, which may be meaningful to investors. EBITDA excludes interest expense net of interest income; however, as we have borrowed money to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and can affect our ability to generate revenue and returns for our shareholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are necessary elements of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense net of interest income, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net income in each period, to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after-tax basis. Using both EBITDA and net income to evaluate the business allows management and investors to (a) assess our relative performance against our competitors and (b) monitor our capacity to generate returns for our shareholders.

The following table provides a reconciliation of net income attributable to MYR Group Inc. to EBITDA:

	For the year ended December 31,
(in thousands)	2022	2021	2020
Net income attributable to MYR Group Inc.	$83,381	$85,010	$58,759
Net loss - noncontrolling interests	—	(4)	—
Net income	83,381	85,006	58,759
Interest expense, net	3,376	1,729	4,554
Income tax expense	30,823	31,300	22,626
Depreciation and amortization	58,170	46,205	46,453
EBITDA	$175,750	$164,240	$132,392
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
The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	For the year ended December 31,
(in thousands)	2022	2021	2020
Net cash flows provided by operating activities	$167,484	$137,228	$175,167
Add/(subtract)
Changes in operating assets and liabilities	(8,522)	6,554	(67,770)
Adjustments to reconcile net income to net cash flows provided by operating activities	(75,581)	(58,776)	(48,638)
Depreciation and amortization	58,170	46,205	46,453
Income tax expense	30,823	31,300	22,626
Interest expense, net	3,376	1,729	4,554
EBITDA	$175,750	$164,240	$132,392
Working Capital
Working capital is a non-GAAP measure. We believe working capital is useful to investors and other external users of our Consolidated Financial Statements in evaluating our operating performance. The Company defines working capital as total current assets less total current liabilities. The following table provides the Company’s calculation of working capital:

	As of December 31,
(in thousands)	2022	2021	2020
Total current assets	$890,291	$748,390	$636,684
Less: total current liabilities	(666,960)	(498,599)	(443,400)
Working capital	$223,331	$249,791	$193,284

Liquidity, Capital Resources and Material Cash Requirements
As of December 31, 2022 and 2021, we had working capital of $223.3 million and $249.8 million, respectively. During the year ended December 31, 2022, our operating activities provided cash of $167.5 million, compared to $137.2 million for the year ended December 31, 2021. Cash flow from operations is primarily influenced by demand for our services, operating margins, timing of contract performance and the type of services we provide to our customers. The $30.3 million year-over-year increase in cash provided by operating activities was primarily due to favorable net changes in operating assets and liabilities of $15.1 million, partially offset by a $1.6 million decrease in net income. The favorable change in operating assets and liabilities was primarily due to the favorable change of $27.0 million in prepaid expenses and other assets, partially offset by the net unfavorable changes of $16.6 million in other liabilities. The favorable change in prepaid expenses and other assets was primarily due to the timing of insurance payments and the prepayment of materials required for certain projects. The unfavorable change in other liabilities was primarily due to lower bonus and profit sharing accruals, and payments related to our deferral under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") partially offset by the timing of other employee related wage and tax payments. In addition, the net favorable year-over-year changes in various working capital accounts that relate primarily to the timing of costs incurred on work performed that does not coincide with the billing terms (accounts receivable, contract assets, accounts payable and contract liabilities) was $0.3 million.
During the years ended December 31, 2022 and 2021, we used net cash of $185.7 million and $49.3 million, respectively, in investing activities. The $185.7 million of cash used in investing activities in the year ended December 31, 2022 consisted of $110.7 million to acquire the Powerline Plus Companies, $77.1 million for capital expenditures, partially offset by $2.0 million of proceeds from the sale of equipment. The $49.3 million of cash used in investing activities in the year ended December 31, 2021 consisted of $52.4 million for capital expenditures, partially offset by $3.1 million of proceeds from the sale of equipment.
During the years ended December 31, 2022 and 2021, we used cash of $9.3 million, and $28.1 million, respectively in financing activities. The $9.3 million of cash used in financing activities in the year ended December 31, 2022 consisted primarily of $37.0 million of shares repurchases under our share repurchase program, $6.8 million of shares repurchased to satisfy tax obligations under our stock compensation programs, $1.6 million of repayments of finance lease obligations and $1.0 million of net repayments under our master equipment loan agreements. These uses of cash during the year ended December 31, 2022, were partially offset by $24.2 million of borrowing under our equipment notes and $12.9 million of net borrowing under our revolving line of credit. The $28.1 million of cash used in financing activities in the year ended December 31, 2021 consisted primarily of $24.9 million of net repayments under our master equipment loan agreements, and $3.4 million of cash used to purchase shares surrendered by employees to satisfy tax obligations under our stock compensation programs.
We believe our $349.3 million borrowing availability under our revolving line of credit at December 31, 2022, future cash flow from operations and our ability to utilize short-term and long-term leases will provide sufficient liquidity for our short-tern and long-term needs. Our primary short-term liquidity needs include cash for operations, debt service requirements, capital expenditures, acquisition and joint venture opportunities. We believe we have adequate sources of liquidity to meet our long-term liquidity needs and foreseeable material cash requirements, including those associated with funding future acquisition opportunities. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
Amounts borrowed under the Credit Agreement bear interest, at our option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 0.75%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 1.75%. Once LIBOR is no longer available, we will amend the Credit Agreement to transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”) or will elect the Alternate Base Rate. The applicable margin is determined based on our consolidated leverage ratio (“Leverage Ratio”) which is defined in the Credit Agreement as Consolidated Total Indebtedness (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.00% to 1.75% for non-performance letters of credit or 0.50% to 0.875% for performance letters of credit, based on our consolidated Leverage Ratio. We are subject to a commitment fee of 0.15% to 0.25%, based on our consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when our consolidated Leverage Ratio exceeds 2.50 or our consolidated Liquidity (as defined in the Credit Agreement) is less than $50 million.
Under the Credit Agreement, we are subject to certain financial covenants and are limited to a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0. The minimum interest coverage ratio is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. We were in compliance with all of the financial covenants under the Credit Agreement as of December 31, 2022.
As of December 31, 2022 we had $12.9 million debt outstanding under the Facility. We had no debt outstanding under the Facility as of December 31, 2021.
Letters of Credit
Some of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our insurance programs. In addition, from time to time certain customers require us to post letters of credit to ensure payment to our subcontractors and vendors and guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution typically pursuant to our senior credit facility. Each letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement.
As of December 31, 2022, and 2021 we had $12.8 million and $12.3 million, respectively, in nonperformance letters of credit outstanding under our Credit Agreement which were almost entirely related to the Company's payment obligation under its insurance programs. These are irrevocable, standby letters of credit with maturities expiring at various times throughout 2023. We expect to renew the letters of credit related to the insurance programs for subsequent one-year periods upon their maturity. We are not aware of any claims currently asserted or threatened under any of these letters of credit that are material, individually or in the aggregate. However, to the extent payment is required for any of such claims, the amount paid could be material and could adversely affect cash flows.

Equipment Notes
We have entered into multiple Master Loan Agreements with multiple banks. The Master Loan Agreements may be used for financing of equipment between us and the lenders pursuant to one or more equipment notes (“Equipment Notes”). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.
As of December 31, 2022, we had two outstanding Equipment Notes collateralized by equipment and vehicles owned by us. As of December 31, 2022, we also had one other equipment note outstanding collateralized by a vehicle owned by us. The outstanding balance of all Equipment Notes was $27.6 million as of December 31, 2022, of which $5.1 million was due in the next twelve months. As of December 31, 2021, we had one outstanding Equipment Note collateralized by equipment and vehicles owned by us. The outstanding balance of these Equipment Notes was $4.5 million as of December 31, 2021, of which $1.0 million was due in the next twelve months.
Lease Obligations
From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to seven years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive.
The outstanding balance of operating lease obligations was $30.5 million as of December 31, 2022. As of December 31, 2022, we had outstanding short-term and long-term operating lease obligations of approximately $9.7 million and $20.8 million, respectively. The outstanding balance of operating lease obligations was $21.0 million as of December 31, 2021. As of December 31, 2021, we had outstanding short-term and long-term operating lease obligations of approximately $7.8 million and $13.2 million, respectively.
As of December 31, 2022, we had $3.4 million outstanding finance lease obligations, consisting of short-term and long-term finance lease obligations of approximately $1.1 million and $2.3 million, respectively. As of December 31, 2021, we had no outstanding finance lease obligations.
Purchase Commitments for Construction Equipment
As of December 31, 2022, we had approximately $14.1 million in outstanding purchase obligations for certain construction equipment to be paid with cash outlays scheduled to occur over the first four months of 2023.
Performance and Payment Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse our sureties for any expenses or outlays they incur. Under our continuing indemnity and security agreements with our sureties, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to any of our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of December 31, 2022, an aggregate of approximately $1.97 billion in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $880.2 million as of December 31, 2022.
From time to time we guarantee the obligations of our wholly-owned subsidiaries, including obligations under certain contracts with customers, certain lease agreements, and, in some states, obligations in connection with obtaining contractors’ licenses. Additionally, from time to time we are required to post letters of credit to guarantee the obligations of our wholly-owned subsidiaries, which reduces the borrowing availability under our credit facility.

Concentration of Credit Risk
We grant trade credit under contractual payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2022 and 2021, none of our customers individually exceeded 10.0% of our accounts receivable.
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

Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts, and therefore, profit and revenue recognition. Additionally, we estimate costs to complete on fixed price contracts which are determined on an individual contract basis by evaluating each project’s status as of the balance sheet date, and using our historical experience with the level of effort required to complete the underlying project. Claims and change orders are also measured based on our historical experience with individual customers and similar contracts, and are evaluated by management individually. A change order is a modification to a contract that changes the provisions of the contract, typically resulting from changes in scope, specifications, design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work under the contract. A claim is an amount in excess of the agreed-upon contract price that we seek to collect from our clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes. We include these estimated amounts of variable consideration to the extent that it is probable there will not be a significant reversal of revenue. As of December 31, 2022 and 2021, we recognized revenues of $19.6 million and $2.4 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects.
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
The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods. During the year ended December 31, 2022, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.4%. During the year ended December 31, 2021, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.4%. During the year ended December 31, 2020, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.8%.
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
As a result of the annual qualitative review process in 2022 and 2020, we determined it was not necessary to perform a qualitative assessment. In 2021, we performed a quantitative assessment on our goodwill and intangible assets with indefinite lives, this assessment did not indicate that our goodwill or indefinite lived intangible assets were impaired.
Accounts Receivable and Allowance for Doubtful Accounts.   We do not generally charge interest to our customers, and we carry our customer receivables at their face amounts, less an allowance for doubtful accounts. Based on our experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, we classify all accounts receivable as current assets. The allowance for doubtful accounts associated with account receivables was $2.1 million as of December 31, 2022 and $2.4 million as of December 31, 2021.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We were not parties to any derivative instruments and had no derivative financial instruments during the years ended December 31, 2022, 2021 or 2020.
Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, federal funds effective rate, the NYFRB overnight bank funding rate, CDOR, and LIBOR (or any interest rate replacing LIBOR). If the prime rate, Canadian prime rate, federal funds effective rate, the NYFRB overnight bank funding rate, CDOR, or LIBOR (or any interest rate replacing LIBOR) rises, any interest payment obligations would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of December 31, 2022, we had $12.9 million of borrowings under our Facility. If market rates of interest on all our revolving debt as of December 31, 2022, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.1 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of December 31, 2022, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by approximately $0.1 million annually.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
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
Management’s assessment of and conclusion on the Company’s internal control over financial reporting as of December 31, 2022 excluded the internal control over financial reporting of Powerline Plus Ltd. and its affiliate PLP Redimix Ltd. (collectively, the “Powerline Plus Companies"), which were acquired on January 4, 2022. The Powerline Plus Companies represented a total of approximately 3.2% and 1.1% of total out of scope assets and net assets, respectively as of December 31, 2022, and 2.6% and 6.7% of contract revenues and out of scope income before income taxes, respectively, for the year then ended. Such exclusion is in accordance with Securities and Exchange Commission guidance that the assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting, provided the acquisition took place during the fiscal year being assessed.
Crowe LLP, the independent registered public accounting firm that audited and reported on the 2022 Financial Statements included in this Annual Report on Form 10-K, has audited the effectiveness of MYR Group’s internal control over financial reporting as of December 31, 2022 and has issued an attestation report on MYR Group’s internal control over financial reporting which appears herein.
February 22, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of MYR Group Inc.
Thornton, CO

Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of MYR Group Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework: (2013) issued by COSO.
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
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Powerline Plus Ltd. and its affiliate PLP Redimix Ltd. acquired during 2022, which is described in Note 2 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of estimated costs to complete and variable consideration for fixed price construction contracts
As described in Note 1 of the Company’s consolidated financial statements, Organization, Business, and Significant Accounting Policies, and Note 12, Revenue Recognition, the Company recognizes revenue on fixed price construction projects over time using the cost-to-cost method. The amount of contract revenues and gross profit recognized on fixed price construction contracts is dependent on the contract price, the actual contract costs incurred, and the forecasted contract revenues and contract costs for construction projects. The recognition of revenue on fixed price construction contracts involves significant estimates due to the unique complexities of each construction project, uncertainty about estimates of costs to complete, and uncertainty in the outcome of discussions with customers on the valuation of change orders and claims. The Company measures progress towards completion using the cost-to-cost method, which measures the progress as the ratio of actual contract costs incurred to date to the estimated costs at completion. The Company recognizes revenue related to change orders only when it is probable that the change order will result in an addition to contract value and can be reliably estimated. The Company evaluates change orders and claims based on historical experience with the customer, similar contracts, and on an individual basis, which involves significant judgment. The Company recognizes these estimated amounts of variable consideration in transaction price to the extent that it is probable there will not be a significant reversal of revenue.
We identified auditing management’s estimates of variable consideration for change orders and claims and estimated costs to complete on select fixed price construction contracts to be a critical audit matter. The critical audit matter relates to select fixed price construction contracts, based on the magnitude of estimated costs to complete and the stage of completion of the contract. These estimates require management to make assumptions about future events and, as a result, a high degree of auditor judgment is involved in auditing these estimates. Due to the factors above, auditing management’s estimates of costs to complete and variable consideration required extensive audit procedures.
Our audit procedures to address the critical audit matter included the following:
–Tested the design, implementation, and operating effectiveness of controls that are designed to address the reasonableness of estimates of costs to complete contracts and estimates of variable consideration recognized on contracts;
–Evaluated the reasonableness of management’s estimates of cost to complete for a sample of fixed price construction contracts through testing the key components of the estimated costs to complete, including materials, labor, and subcontractor costs;
–Agreed a sample of contract costs incurred to supporting documentation;
–Performed inquiries of management and project personnel regarding facts and circumstances relevant to the accounting for such contracts;
–Recalculated revenue recognition based on the percentage of completion of projects;
–Evaluated variable consideration recognized related to construction projects by comparing estimates made by management to subsequent actual data, evaluating the contracts and other documents that support estimates made by management, and obtaining legal opinions from internal and external counsel; and
–Performed retrospective review procedures to assess management’s historical ability to accurately estimate the transaction price and cost to complete of construction contracts.

Valuation of contingent earn-out consideration and customer relationships acquired associated with the acquisition of Powerline Plus Companies
As described in Note 2 to the financial statements, the Company completed the acquisition of Powerline Plus Ltd. and its affiliate PLP Redimix Ltd. (collectively, the “Powerline Plus Companies") in 2022 for total consideration of approximately $111.5 million, net of cash acquired. Total consideration included approximately $0.9 million of contingent earn-out consideration measured at fair value as of the acquisition date. Assets acquired included approximately $39.8 million of customer relationships (intangible assets) that were valued at fair value as of the acquisition date. Auditing the valuation of contingent earn-out consideration and customer relationships acquired involved a high degree of subjectivity. Significant auditor judgment was involved in evaluating the valuation methodology (used in estimating the contingent earn-out consideration and the significant assumptions used in the valuations of both the contingent earn-out consideration and customer relationships intangible asset. The estimates included certain assumptions that involved a high degree of subjectivity and auditor judgment. As a result, extensive audit procedures were involved in auditing the estimates and significant assumptions.
Our audit procedures related to testing the valuation of contingent earn-out consideration and customer relationships acquired included the following:
–Tested controls over the accounting for the acquisition, including controls over the recognition and measurement of customer relationships and contingent earn-out consideration;
–Read the purchase agreement and compared the terms of the purchase agreement to management’s application of purchase accounting for this acquisition;
–Evaluated the methods used in developing the fair value estimates and tested the recognition of the contingent earn-out consideration and customer relationships at fair value;
–Assessed whether all intangible assets were properly identified;
–Evaluated the reasonableness of the significant assumptions used in valuing the contingent earn-out considerations and customer relationships, including estimated revenue and revenue growth rates, attrition rate, income tax rate, projected profit margins, and discount rates. Specifically, we considered the past performance of the Powerline Plus Companies and considered whether significant assumptions used were consistent with evidence obtained in other areas of the audit;
–Assessed the terms of the contingent earn-out consideration, which included projected revenue and operating profit projection criteria; and
–Evaluated management’s classification of earn-out payments to continuing employees as either contingent consideration in the business combination or employee compensation.
/s/ Crowe LLP
We have served as the Company’s auditor since 2017.
Oak Brook, Illinois
February 22, 2023

MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$51,040	$82,092
Accounts receivable, net of allowances of $2,073 and $2,441, respectively	472,543	375,353
Contract assets, net of allowances of $499 and $385, respectively	300,615	225,075
Current portion of receivable for insurance claims in excess of deductibles	9,325	11,078
Refundable income taxes	8,944	9,228
Prepaid expenses and other current assets	47,824	45,564
Total current assets	890,291	748,390
Property and equipment, net of accumulated depreciation of $351,753 and $322,128, respectively	233,175	196,092
Operating lease right-of-use assets	30,544	20,971
Goodwill	115,847	66,065
Intangible assets, net of accumulated amortization of $25,439 and $16,779, respectively	87,557	49,054
Receivable for insurance claims in excess of deductibles	34,210	32,443
Investment in joint venture	3,697	3,978
Other assets	3,537	4,099
Total assets	$1,398,858	$1,121,092
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$5,074	$1,039
Current portion of operating lease obligations	9,711	7,765
Current portion of finance lease obligations	1,127	—
Accounts payable	315,323	200,744
Contract liabilities	227,055	167,931
Current portion of accrued self-insurance	28,752	24,242
Accrued income taxes	—	2,021
Other current liabilities	79,918	94,857
Total current liabilities	666,960	498,599
Deferred income tax liabilities	45,775	24,620
Long-term debt	35,479	3,464
Accrued self-insurance	51,287	50,816
Operating lease obligations, net of current maturities	20,845	13,230
Finance lease obligations, net of current maturities	2,313	—
Other liabilities	15,999	11,261
Total liabilities	838,658	601,990
Commitments and contingencies
Shareholders’ equity
Preferred stock – $0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock – $0.01 par value per share; 100,000,000 authorized shares; 16,563,767 and 16,870,636 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	165	168
Additional paid-in capital	161,427	163,754
Accumulated other comprehensive income (loss)	(6,300)	173
Retained earnings	404,908	355,007
Total shareholders’ equity	560,200	519,102
Total liabilities and shareholders’ equity	$1,398,858	$1,121,092
The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands, except per share data)	2022	2021	2020
Contract revenues	$3,008,542	$2,498,289	$2,247,392
Contract costs	2,664,580	2,173,308	1,971,539
Gross profit	343,962	324,981	275,853
Selling, general and administrative expenses	222,424	207,208	188,535
Amortization of intangible assets	9,009	2,311	3,586
Gain on sale of property and equipment	(2,378)	(3,098)	(2,813)
Income from operations	114,907	118,560	86,545
Other income (expense):
Interest income	187	70	9
Interest expense	(3,563)	(1,799)	(4,563)
Other income (expense), net	2,673	(525)	(606)
Income before provision for income taxes	114,204	116,306	81,385
Income tax expense	30,823	31,300	22,626
Net income	83,381	85,006	58,759
Less: net loss attributable to noncontrolling interest	—	(4)	—
Net income attributable to MYR Group Inc.	$83,381	$85,010	$58,759
Income per common share attributable to MYR Group Inc.:
– Basic	$4.98	$5.05	$3.52
– Diluted	$4.91	$4.95	$3.48
Weighted average number of common shares and potential common shares outstanding:
– Basic	16,760	16,838	16,684
– Diluted	16,980	17,161	16,890

Net income	$83,381	$85,006	$58,759
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,473)	150	469
Other comprehensive income (loss)	(6,473)	150	469
Total comprehensive income	76,908	85,156	59,228
Less: net loss attributable to noncontrolling interest	—	(4)	—
Total comprehensive income attributable to MYR Group Inc.	$76,908	$85,160	$59,228

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	MYR Group Inc. Shareholders’ Equity	Noncontrolling Interest	Total
(in thousands)		Shares	Amount
Balance at December 31, 2019	$—	16,649	$166	$152,532	$(446)	$212,219	$364,471	$4	$364,475
Net income	—	—	—	—	—	58,759	58,759	—	58,759
Adjustment to adopt ASC 326	—	—	—	—	—	(268)	(268)	—	(268)
Stock issued under compensation plans, net	—	108	1	748	—	—	749	—	749
Stock-based compensation expense	—	—	—	5,688	—	—	5,688	—	5,688
Shares repurchased related to tax withholding for stock-based compensation	—	(25)	—	(422)	—	(230)	(652)	—	(652)
Other comprehensive income	—	—	—	—	469	—	469	—	469
Stock issued – other	—	2	—	72	—	—	72	—	72
Balance at December 31, 2020	—	16,734	167	158,618	23	270,480	429,288	4	429,292
Net income	—	—	—	—	—	85,010	85,010	(4)	85,006
Stock issued under compensation plans, net	—	187	2	496	—	—	498	—	498
Stock-based compensation expense	—	—	—	7,496	—	—	7,496	—	7,496
Shares repurchased related to tax withholding for stock-based compensation	—	(51)	(1)	(2,868)	—	(483)	(3,352)	—	(3,352)
Other comprehensive income	—	—	—	—	150	—	150	—	150
Stock issued – other	—	1	—	12	—	—	12	—	12
Balance at December 31, 2021	—	16,871	168	163,754	173	355,007	519,102	—	519,102
Net income	—	—	—	—	—	83,381	83,381	—	83,381
Stock issued under compensation plans, net	—	204	2	38	—	—	40	—	40
Stock-based compensation expense	—	—	—	7,922	—	—	7,922	—	7,922
Shares repurchased related to tax withholding for stock-based compensation	—	(69)	—	(6,124)	—	(667)	(6,791)	—	(6,791)
Settlement of stock repurchase program	—	(442)	(5)	(4,163)	—	(32,813)	(36,981)	—	(36,981)
Other comprehensive loss	—	—	—	—	(6,473)	—	(6,473)	—	(6,473)
Balance at December 31, 2022	$—	16,564	$165	$161,427	$(6,300)	$404,908	$560,200	$—	$560,200
The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$83,381	$85,006	$58,759
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	49,161	43,894	42,867
Amortization of intangible assets	9,009	2,311	3,586
Stock-based compensation expense	7,922	7,496	5,688
Deferred income taxes	9,573	6,281	(2,641)
Gain on sale of property and equipment	(2,378)	(3,098)	(2,813)
Other non-cash items	2,294	1,892	1,951
Changes in operating assets and liabilities:
Accounts receivable, net	(86,939)	10,659	2,903
Contract assets, net	(64,421)	(39,266)	31,360
Receivable for insurance claims in excess of deductibles	(14)	(4,619)	(1,511)
Prepaid expenses and other assets	1,640	(25,320)	(15,458)
Accounts payable	109,008	34,348	(43,079)
Contract liabilities	58,001	9,573	52,918
Accrued self-insurance	4,999	5,233	3,010
Other liabilities	(13,752)	2,838	37,627
Net cash flows provided by operating activities	167,484	137,228	175,167
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,990	3,062	3,429
Cash paid for acquisitions, net of cash acquired	(110,660)	—	—
Purchases of property and equipment	(77,056)	(52,361)	(44,355)
Net cash flows used in investing activities	(185,726)	(49,299)	(40,926)
Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	12,915	—	(103,820)
Payment of principal obligations under equipment notes	(1,047)	(24,917)	(32,584)
Payment of principal obligations under finance leases	(1,592)	(336)	(1,238)
Borrowings under equipment notes	24,184	—	—
Proceeds from exercise of stock options	40	498	749
Repurchase of common stock	(36,981)	—	—
Payments related to tax withholding for stock-based compensation	(6,791)	(3,352)	(652)
Other financing activities	—	12	13,249
Net cash flows used in financing activities	(9,272)	(28,095)	(124,296)
Effect of exchange rate changes on cash	(3,538)	(410)	326
Net increase (decrease) in cash and cash equivalents	(31,052)	59,424	10,271
Cash and cash equivalents:
Beginning of period	82,092	22,668	12,397
End of period	$51,040	$82,092	$22,668
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes payments	$20,462	$30,009	$24,185
Interest payments	2,736	1,444	4,071
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	2,218	4,120	349
The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
NOTES TO FINANCIAL STATEMENTS
1. Organization, Business and Significant Accounting Policies
Organization and Business
MYR Group Inc. (the “Company”) is a holding company of specialty electrical construction service providers and is currently conducting operations through wholly-owned subsidiaries. The Company performs construction services in two business segments: Transmission and Distribution (“T&D”) and Commercial and Industrial (“C&I”). T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. T&D provides a broad range of services on electric transmission, distribution networks, substation facilities and clean energy projects include design, engineering, procurement, construction, upgrade, maintenance and repair services. C&I customers include general contractors, commercial and industrial facility owners, government agencies and developers. C&I provides a broad range of services, which include design, installation, maintenance and repair of commercial and industrial wiring. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, commercial and industrial facilities, clean energy projects, manufacturing plants, processing facilities, water/waste-water treatment facilities, mining facilities, intelligent transportation systems, roadway lighting and signalization.
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
Total revenues do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales taxes. Sales tax collected from customers is included in other current liabilities on the Company’s consolidated balance sheets.
Joint Ventures and Noncontrolling Interests
The Company accounts for investments in joint ventures using the proportionate consolidation method for income statement reporting and under the equity method for balance sheet reporting, unless the Company has a controlling interest causing the joint venture to be consolidated with equity owned by other joint venture partners recorded as noncontrolling interests. Under the proportionate consolidation method, joint venture activity is allocated to the appropriate line items found on the consolidated statements of operations in proportion to the percentage of participation the Company has in the joint venture. During the years ended December 31, 2022, 2021 and 2020, the Company recognized its proportionate share of joint venture revenues of $11.3 million, $26.1 million, and $27.2 million, respectively. Under the equity method the net investment in joint ventures is stated as a single item on the Company’s consolidated balance sheets. If an investment in a joint venture contains a recourse or unfunded commitments to provide additional equity, distributions and/or losses in excess of the investment a liability is recorded in other current liabilities on the Company’s consolidated balance sheets. For joint ventures which the Company does not have a controlling interest, the Company’s share of any profits and assets and its share of any losses and liabilities are recognized based on the Company’s stated percentage partnership interest in the joint venture, and are normally recorded by the Company one month in arrears. The investments in joint ventures are recorded at cost and the carrying amounts are adjusted to recognize the Company’s proportionate share of cumulative income or loss, additional contributions made and dividends and capital distributions received. The Company records the effect of any impairment or any other-than-temporary decrease in the value of the joint venture investment as incurred, which may or may not be one month in arrears, depending on when the Company obtains the joint venture activity information. Additionally, the Company continually assesses the fair value of its investment in unconsolidated joint ventures despite using information that is one month in arrears for regular reporting purposes. The Company includes only its percentage ownership of each joint venture in its backlog.

Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and intercompany loans that are not deemed long-term investment accounts are recorded in the “other income (expense), net” line on the Company’s consolidated statements of operations. Foreign currency losses, recorded in other income (expense), net, for the year ended December 31, 2022, were not significant. Foreign currency translation gains and losses, arising from intercompany loans that are deemed long-term investment accounts are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
As of December 31, 2022 and 2021, the Company recognized revenues of $19.6 million and $2.4 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods. These aggregate amounts, which were included in “Contract assets” in the accompanying consolidated balance sheets, represent the Company’s estimates of additional contract revenues that were earned and probable of collection, however, the amount ultimately realized could be significantly higher or lower than the estimated amount.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the year ended December 31, 2022, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.4%, which resulted in decreases in operating income of $9.8 million, net income of $6.9 million and diluted earnings per common share attributable to MYR Group Inc. of $0.41. The estimates are reviewed and revised quarterly, as needed.
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
Advertising
Advertising costs are expensed when incurred. Advertising costs, included in selling, general and administrative expenses, were $1.2 million, $0.8 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

Interest and penalties related to uncertain income tax positions are included in income tax expense on the Company’s consolidated statements of operations. Interest and penalties actually incurred are charged to the interest expense and the “other income (expense), net” line, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2022 and 2021, the Company held its cash in checking accounts or in highly liquid money market funds. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to financial institutions for payment. The Company funds all intraday bank balances overdrafts during the same business day. Checks issued and outstanding in excess of bank balance are recorded in accounts payable on the Company’s consolidated balance sheets and are reflected as a financing activity on the Company’s Consolidated Statements of Cash Flows.
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
Leases
The Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to seven years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. As of December 31, 2022, the Company had several leases with residual value guarantees. The total amount probable of being owed of residual leases guarantees is not significant. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 842-10-25. Leases are accounted for as operating or finance leases, depending on the terms of the lease.
Finance Leases.   The Company leases some vehicles and certain equipment under finance leases. The economic substance of the leases is a financing transaction for acquisition of the vehicles and equipment. Accordingly, the right-of-use assets for these leases are included on the Company’s consolidated balance sheets in property and equipment, net of accumulated depreciation, with a corresponding amount recorded in current portion of finance lease obligations or finance lease obligations, net of current maturities, as appropriate. The finance lease assets are amortized over the life of the lease or, if shorter, the life of the leased asset, on a straight-line basis and included in depreciation expense. The financing component associated with finance lease obligations is included in interest expense. Generally, for the Company’s finance leases an implicit rate to calculate present value is provided in the lease agreement. However, if a rate in not provided the Company determines this rate by estimating the Company’s incremental borrowing rate, utilizing the borrowing rates associated with the Company’s various debt instruments.
Operating Right-of-Use Leases.   Operating right-of-use leases are included in operating lease right-of-use assets, current portion of operating lease obligations and operating lease obligations, net of current maturities on the Company’s consolidated balance sheets, as appropriate. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate to calculate present value, the Company determines this rate by estimating the Company’s incremental borrowing rate, utilizing the borrowing rates associated with the Company’s various debt instruments. The operating lease right-of-use asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives. Our lease terms may include options to extend or terminate the lease, which are considered in the present value calculations when it is reasonably certain we will exercise those options.

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
As a result of the annual qualitative review process in 2022 and 2020, the Company determined it was not necessary to perform a quantitative assessment. In 2021, the Company performed a quantitative assessment on goodwill and intangible assets with indefinite lives, this assessment did not indicate that the Company’s goodwill or indefinite lived intangible assets were impaired.
Concentrations
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalent balances with large financial institutions which are believed to be high quality institutions.
The Company is subject to a concentration of risk because it derives a significant portion of its revenues from a few customers. The Company’s top ten customers accounted for approximately 35.4%, 34.9%, and 32.7% of consolidated revenues for the years ended December 31, 2022, 2021 and 2020, respectively. For the years ended December 31, 2022, 2021 and 2020, no single customer accounted for more than 10.0% of annual revenues.
The Company grants trade credit under contractual payment terms, generally without collateral, to its customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, the Company may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2022 and 2021, none of the Company’s customers individually exceeded 10.0% of accounts receivable. The Company believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
As of December 31, 2022, approximately 86% of the Company’s craft labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, the Company cannot be certain that strikes or work stoppages will not occur in the future.

Canadian Emergency Wage Subsidy (CEWS)
In 2020 and 2021, certain C&I segment Canadian operations of the Company qualified for and applied for a wage subsidy under the Canada Emergency Wage Subsidy (“CEWS”) program. Payroll subsidies received under CEWS totaled $2.3 million and were initially recorded in the "other current liabilities" line on the Company’s consolidated balance sheets. Once the qualification criteria was met in 2022, these funds were recorded to the “other income (expense), net” line on the Company’s consolidated statements of operations. The Company does not have any outstanding applications for further government assistance.
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
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. Under the new guidance the acquirer is required to recognize contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if the acquirer had originated the contracts. The update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. The Company adopted this ASU in January 2022 and there was no material effect on the consolidated financial statements or disclosures.
2. Acquisition
Powerline Plus Ltd
On January 4, 2022, the Company acquired all issued and outstanding shares of capital stock of Powerline Plus Ltd. and its affiliate PLP Redimix Ltd. (collectively, the “Powerline Plus Companies"), a full-service electrical distribution construction company based in Toronto, Ontario. Cash consideration paid, funded through a combination of cash on hand and borrowings under the Facility (as defined below), including $0.1 million of net asset and other adjustments, was $110.7 million, net of cash acquired. The addition of the Powerline Plus Companies expanded our distribution operations in Ontario, Canada.
Additionally, the acquisition includes contingent earn-out consideration that may be payable if the Powerline Plus Companies achieve certain performance targets over a three-year post-acquisition period. As of the acquisition date, the fair value of the contingent earn-out consideration was $0.9 million. The future payout of the contingent earn-out consideration, if any, is unlimited and could be significantly higher than the acquisition date fair value. If the minimum thresholds of the performance targets are achieved the contingent earn-out consideration payment will be approximately $16.6 million. Changes in contingent earn-out consideration, subsequent to the acquisition, of approximately $0.7 million were recorded in other income, for the year ended December 31, 2022. The results of the Powerline Plus Companies are included in the Company’s consolidated financial statements beginning on the transaction date. During the year ended December 31, 2022, the Company recognized approximately $0.5 million, of acquisition-related costs associated with this acquisition.
The purchase agreement also includes contingent consideration provisions for down-side margin guarantee adjustments based upon certain contract performance subsequent to the acquisition. The contracts were valued at fair value at the acquisition date, causing no margin guarantee estimate or adjustments for fair value. Unfavorable changes in contract estimates, such as modified costs to complete or change order recognition, will result in changes to these margin guarantee estimates. No changes in margin guarantee adjustments on contracts, subsequent to the acquisition, have been recorded for the year ended December 31, 2022. Future margin guarantee adjustments, if any, will be recognized in other income in 2023.

The following table summarizes the allocation of the opening balance sheet as of the date of the Powerline Plus Companies acquisition:

(in thousands)	January 4, 2022 acquisition date (initial estimates)	Measurement Period Adjustments	Final Acquisition Allocation
Cash paid	$114,429	$—	$114,429
Contingent consideration - fair value at acquisition date	10,608	(9,743)	865
Net asset and other adjustments	563	(479)	84
Total consideration, net of estimated net asset adjustments	125,600	(10,222)	115,378
Less: Acquired cash	(3,853)	—	(3,853)
Total consideration less cash acquired, net of net asset and other adjustments	$121,747	$(10,222)	$111,525

Cash and cash equivalents	$3,853	$—	$3,853
Accounts receivable	12,131	(52)	12,079
Contract assets	12,443	148	12,591
Refundable income taxes	394	482	876
Prepaid expenses and other current assets	1,233	(121)	1,112
Property and equipment	10,366	1,577	11,943
Operating lease right-of-use assets	6,631	(511)	6,120
Intangible assets	—	50,246	50,246
Accounts payable	(8,095)	(466)	(8,561)
Contract liabilities	(1,597)	(95)	(1,692)
Current portion of operating lease obligations	(1,224)	—	(1,224)
Current portion of finance lease obligations	(1,492)	—	(1,492)
Deferred income tax liabilities	(1,358)	(13,991)	(15,349)
Operating lease obligations, net of current maturities	(4,897)	—	(4,897)
Finance lease obligations, net of current maturities	(3,243)	—	(3,243)
Net identifiable assets and liabilities	25,145	37,217	62,362
Unallocated intangible assets	56,650	(56,650)	—
Total acquired assets and liabilities	81,795	(19,433)	62,362
Goodwill	$43,805	$9,211	$53,016
The following table summarizes the estimated fair values of identifiable intangible assets and the related weighted average amortization periods as of the acquisition date of the Powerline Plus Companies.

	Estimated Fair Value at Acquisition Date	Weighted Average Amortization Period at Acquisition Date
	(in thousands)	(in years)
Amortizable Intangible Assets
Customer relationships	$39,757	15.0
Backlog	4,007	1.0
Below market lease	511	5.0
Total amortizable intangible assets	$44,275	14.9
Indefinite-lived Intangible Assets
Trade names	5,971	Indefinite
Total intangible assets	$50,246

The acquisition date fair values of intangible assets were determined using the income approach, which discounts the projected future cash flows using a discount rate that appropriately reflects the risks associated with the projected cash flows. Under the income approach, the acquisition date fair value of the customer relationships and backlog were estimated using a multi-period excess earnings valuation method and the acquisition date fair value of the trade names was estimated using a relief from royalty valuation method. The fair value of the acquired operating lease obligation and operating right of use asset was estimated by applying the income approach. The fair value of the operating lease obligation was determined by comparing the difference between the annual lease contract rent over the remaining contractual term to a market rate cash flow stream, discounted to the present value. The Company calculated the fair value of the operating right of use asset based on the fair values of the operating lease obligation adjusted for a below market lease positions. The contractual value of the acquired accounts receivable is equal to the fair market value.
The Company has developed estimates of fair value of the assets acquired and liabilities assumed for the purposes of allocating the purchase price. During the year ended December 31, 2022, the Company recorded certain measurement period adjustments related to various working capital, property and equipment, intangible asset and deferred tax accounts determined during our purchase price allocation procedures. The goodwill to be recognized, which represents the excess of the purchase price over the net amount of the fair values assigned to assets acquired and liabilities assumed, is primarily attributable to the value of an assembled workforce and other non-identifiable assets. No synergies were anticipated in the acquisition as the Powerline Plus Companies will function as an individual business within the Company’s operating structure. Per applicable Canadian Revenue Authority regulations, $42.4 million of the goodwill and intangibles for tax purposes related to the acquisition of the Powerline Plus Companies will be tax deductible.
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
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.5 million as of December 31, 2022 and $0.4 million as of December 31, 2021.
Contract assets consisted of the following at December 31:

(in thousands)	2022	2021	Change
Unbilled revenue, net	$156,266	$134,187	$22,079
Contract retainages, net	144,349	90,888	53,461
Contract assets, net	$300,615	$225,075	$75,540
The Company’s consolidated balance sheets present contract liabilities which contain deferred revenue and an accrual for contracts in a loss provision.
Contract liabilities consisted of the following at December 31:

(in thousands)	2022	2021	Change
Deferred revenue	$223,654	$165,699	$57,955
Accrued loss provision	3,401	2,232	1,169
Contract liabilities	$227,055	$167,931	$59,124
The following table provides information about contract assets and contract liabilities from contracts with customers at December 31:

(in thousands)	2022	2021	Change
Contract assets	$300,615	$225,075	$75,540
Contract liabilities	(227,055)	(167,931)	(59,124)
Net contract assets	$73,560	$57,144	$16,416

The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenues recognized in the period that were included in the opening contract liability balances were $117.3 million and $116.5 million for the year ended December 31, 2022 and 2021, respectively. This revenue consists primarily of work performed on previous billings to customers.
The net asset position for contracts in process consisted of the following at December 31:

(in thousands)	2022	2021
Costs and estimated earnings on uncompleted contracts	$5,390,535	$4,130,621
Less: billings to date	5,457,923	4,162,133
	$(67,388)	$(31,512)
The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows at December 31:

(in thousands)	2022	2021
Unbilled revenue, net	$156,266	$134,187
Deferred revenue	(223,654)	(165,699)
	$(67,388)	$(31,512)

4. Lease Obligations
From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to seven years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At December 31, 2022, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.
The following is a summary of the lease-related assets and liabilities recorded:

		December 31, 2022	December 31, 2021
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$30,544	$20,971
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	3,238	—
Total right-of-use lease assets		$33,782	$20,971
Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$9,711	$7,765
Finance lease obligations	Current portion of finance lease obligations	1,127	—
Total current obligations		10,838	7,765
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	20,845	13,230
Finance lease obligations	Finance lease obligations, net of current maturities	2,313	—
Total non-current obligations		23,158	13,230
Total lease obligations		$33,996	$20,995

The following is a summary of the lease terms and discount rates:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term – finance leases	1.9 years	0.0 years
Weighted-average remaining lease term – operating leases	3.6 years	2.9 years
Weighted-average discount rate – finance leases	3.0%	—%
Weighted-average discount rate – operating leases	3.8%	3.9%
The following is a summary of certain information related to the lease costs for finance and operating leases:

	Year ended December 31,
(in thousands)	2022	2021
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$1,138	$—
Interest on lease liabilities	128	—
Operating lease cost	13,428	10,217
Variable lease costs	415	317
Total lease cost	$15,109	$10,534
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Year ended December 31,
(in thousands)	2022	2021
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13,287	$10,451
Right-of-use asset obtained in exchange for new operating lease obligations	$21,663	$7,459
Right-of-use asset obtained in exchange for new finance lease obligations	$517	$—
Information on operating and financing lease right of use assets and corresponding lease obligations acquired with the Powerline Plus Companies is provided in Note 2–Acquisitions to the Financial Statements.
The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under current portion of operating lease obligations and operating lease obligations, net of current maturities, as of December 31, 2022 were as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations
2023	$1,212	$12,810	$14,022
2024	2,041	9,217	11,258
2025	316	6,786	7,102
2026	—	5,233	5,233
2027	—	1,578	1,578
Thereafter	—	2,905	2,905
Total minimum lease payments	3,569	38,529	42,098
Financing component	(129)	(7,973)	(8,102)
Net present value of minimum lease payments	3,440	30,556	33,996
Less: current portion of operating lease obligations	(1,127)	(9,711)	(10,838)
Long-term operating lease obligations	$2,313	$20,845	$23,158

The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at market rental rates. As of December 31, 2022, the minimum lease payments required under these leases totaled $7.1 million, which are due over the next 4.0 years.
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
As of December 31, 2022 and 2021, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of December 31, 2022 and 2021, the fair value of the Company’s long-term debt and finance lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at December 31, 2022 and 2021. Long-term debt, if any, with variable interest rates are based on rates for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying values of the Company’s long term debt with fixed interest rates also approximated fair value.
As of December 31, 2022, the fair values of the Company’s contingent earn-out consideration liability associated with the acquisition of the Powerline Plus Companies was based on Level 3 inputs. The contingent earn-out consideration recorded represents the estimated fair values of future amounts potentially payable to the former owners of the acquired Powerline Plus Companies and was initially determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor. The fair value of this contingent earn-out consideration liability will be evaluated on an ongoing basis by management. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3). Significant changes in any of these assumptions could result in a significantly higher or lower potential liability.
6. Accounts Receivable
Accounts receivable consisted of the following at December 31:

(in thousands)	2022	2021
Contract receivables	$471,724	$374,826
Other	2,892	2,968
	474,616	377,794
Less: allowance for doubtful accounts	(2,073)	(2,441)
	$472,543	$375,353
The roll-forward of activity in the allowance for doubtful accounts was as follows for the years ended December 31:

(in thousands)	2022	2021	2020
Balance at beginning of period	$2,441	$1,696	$3,364
Less: reduction in (provision for) allowances	320	(764)	1,296
Less: write offs, net of recoveries	45	19	375
Change in foreign currency translation	(3)	—	3
Balance at end of period	$2,073	$2,441	$1,696

7. Prepaid Expenses and Other Current Assets
Prepaid expense and other current assets consisted of the following at December 31:

(in thousands)	2022	2021
Prepaid expenses	$45,977	$44,677
Other current assets	1,847	887
	$47,824	$45,564
8. Property and Equipment
Property and equipment consisted of the following at December 31:

(dollars in thousands)	Estimated Useful Life in Years	2022	2021
Land	—	$10,226	$10,226
Buildings and improvements	3 to 39	40,480	35,600
Construction equipment	3 to 12	519,421	455,011
Office equipment	3 to 10	14,801	17,383
		584,928	518,220
Less: accumulated depreciation and amortization		(351,753)	(322,128)
		$233,175	$196,092
Construction equipment includes assets under finance leases — see additional information provided in Note 4 — Lease Obligations to the Financial Statements.
Depreciation and amortization expense of property and equipment for the years ended December 31, 2022, 2021 and 2020 was $49.2 million, $43.9 million and $42.9 million, respectively.
9. Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following at December 31:

	2022			2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
T&D	$93,240	$—	$93,240	$40,224	$—	$40,224
C&I	25,830	—	25,830	25,830	—	25,830
Foreign currency translation	(3,223)	—	(3,223)	11	—	11
Total goodwill	$115,847	$—	$115,847	$66,065	$—	$66,065
Amortizable Intangible Assets
Backlog	$9,296	$9,296	$—	$5,289	$5,289	$—
Customer relationships	71,138	16,094	55,044	31,381	11,179	20,202
Trade names	695	357	338	695	311	384
Below market lease	511	102	409	—	—	—
Foreign currency translation	(2,689)	(410)	(2,279)	1	—	1
Indefinite-lived Intangible Assets
Trade names	34,412	—	34,412	28,441	—	28,441
Foreign currency translation	(367)	—	(367)	26	—	26
Total intangible assets	$112,996	$25,439	$87,557	$65,833	$16,779	$49,054

The increase in goodwill as of December 31, 2022 compared to December 31, 2021 was primarily due to the allocation of $53.0 million of goodwill related to the acquisition of the Powerline Plus Companies identified during the purchase accounting. The increase in intangible assets also related to the acquisition of the Powerline Plus Companies and are being amortized on a straight-line basis over periods ranging up to 15 years. Additional financial information related to this acquisition is provided in Note 2–Acquisitions to the Financial Statements.
Customer relationships, amortizable trade names and backlog are being amortized on a straight-line method over an estimated useful life ranging up to 15 years and the remaining life of the contract, respectively, and have been determined to have no residual value. Certain trade names have indefinite lives and, therefore, are not being amortized. Intangible asset amortization expense was $9.0 million, $2.3 million and $3.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, estimated future intangible asset amortization expense for the each of the next five years and thereafter was as follows:

(in thousands)	Future Amortization Expense
2023	$4,897
2024	4,897
2025	4,897
2026	4,897
2027	4,760
Thereafter	29,164
Total	$53,512

10. Accrued Liabilities
Other current liabilities consisted of the following at December 31:

(in thousands)	2022	2021
Payroll and incentive compensation	$31,355	$46,485
Union dues and benefits	21,500	19,994
Taxes	6,574	4,605
Profit sharing and thrift plan	9,119	11,175
Other	11,370	12,598
	$79,918	$94,857

11. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and equipment notes:

(dollars in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of December 31, 2022	Outstanding Balance as of December 31, 2021
Credit Agreement
Revolving loans	9/13/2019	Variable	Variable	5	$12,915	$—
Equipment Notes
Equipment Note 8	12/27/2019	2.75%	Semi-annual	5	3,464	4,503
Equipment Note 10	8/26/2022	4.32%	Semi-annual	5	24,119	—
Other equipment note	4/11/2022	4.55%	Monthly	5	55	—
					27,638	4,503
Total debt					40,553	4,503
Less: current portion of long-term debt					(5,074)	(1,039)
Long-term debt					$35,479	$3,464
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
Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 0.75%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 1.75%. Once LIBOR is no longer available, the Company will amend the Credit Agreement to transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”) or will elect the Alternate Base Rate. The applicable margin is determined based on the Company’s consolidated leverage ratio (the “Leverage Ratio”) which is defined in the Credit Agreement as Consolidated Total Indebtedness (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.00% to 1.75% for non-performance letters of credit or 0.50% to 0.875% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.15% to 0.25%, based on the Company’s consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.50 or the Company’s consolidated Liquidity (as defined in the Credit Agreement) is less than $50 million. The weighted average interest rate on borrowings outstanding on the Facility for the year ended December 31, 2022, was 3.06% per annum.
Under the Credit Agreement, the Company is subject to certain financial covenants and is limited to a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of December 31, 2022.

As of December 31, 2022, the Company had $12.9 million debt outstanding under the Facility and letters of credit outstanding under the Facility of approximately $12.8 million, which were almost entirely related to the Company's payment obligation under its insurance programs.
As of December 31, 2021, the Company had no debt outstanding under the Facility and letters of credit outstanding under the Facility of approximately $12.3 million, which were almost entirely related to the Company's payment obligation under its insurance programs.
The Company had remaining deferred debt issuance costs totaling $0.5 million as of December 31, 2022, related to the line of credit. As permitted, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.
Equipment Notes
The Company has entered into Master Equipment Loan and Security Agreements (the “Master Loan Agreements”) with multiple finance companies. The Master Loan Agreements may be used for the financing of equipment between the Company and the lenders pursuant to one or more equipment notes (“Equipment Note”). Each Equipment Note executed under the Master Loan Agreements constitutes a separate, distinct and independent financing of equipment and a contractual obligation of the Company, which may contain prepayment clauses.
As of December 31, 2022, the Company had two Equipment Notes outstanding under the Master Loan Agreements that are collateralized by equipment and vehicles owned by the Company. As of December 31, 2022, the Company had one other equipment note outstanding that is collateralized by a vehicle owned by the Company. The following table sets forth our remaining principal payments for the Company’s outstanding Equipment Note as of December 31, 2022:

(in thousands)	Future Equipment Notes Principal Payments
2023	$5,074
2024	6,578
2025	4,364
2026	4,555
2027	7,067
Thereafter	—
Total future principal payments	$27,638
Less: current portion of equipment notes	(5,074)
Long-term principal obligations	$22,564

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
The components of the Company’s revenue by contract type were as follows for the year ended December 31:

	2022
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$835,288	47.8%	$1,051,428	83.3%	$1,886,716	62.7%
Unit price	475,276	27.2	78,714	6.2	553,990	18.4
T&E(1)	435,228	25.0	132,608	10.5	567,836	18.9
	$1,745,792	100.0%	$1,262,750	100.0%	$3,008,542	100.0%

	2021
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$559,861	43.0%	$963,477	80.5%	$1,523,338	61.0%
Unit price	369,710	28.4	73,826	6.2	443,536	17.7
T&E(1)	372,016	28.6	159,399	13.3	531,415	21.3
	$1,301,587	100.0%	$1,196,702	100.0%	$2,498,289	100.0%

	2020
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$507,634	44.0%	$904,024	82.7%	$1,411,658	62.8%
Unit price	338,611	29.3	77,331	7.1	415,942	18.5
T&E(1)	308,133	26.7	111,659	10.2	419,792	18.7
	$1,154,378	100.0%	$1,093,014	100.0%	$2,247,392	100.0%
(1) The Company T&E contract type includes time-and-equipment, time-and-materials and cost-plus contracts.
The components of the Company’s revenue by market type were as follows for the year ended December 31:

		2022		2021		2020
(dollars in thousands)	Segment	Amount	Percent	Amount	Percent	Amount	Percent
Transmission	T&D	$1,083,415	36.0%	$806,367	32.3%	$745,599	33.2%
Distribution	T&D	662,377	22.0	495,220	19.8	408,779	18.2
Electrical construction	C&I	1,262,750	42.0	1,196,702	47.9	1,093,014	48.6
Total revenue		$3,008,542	100.0%	$2,498,289	100.0%	$2,247,392	100.0%
Remaining Performance Obligations
On December 31, 2022, the Company had $2.33 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.

The following table summarizes the amount of remaining performance obligations as of December 31, 2022 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months.

	Remaining Performance Obligations as of December 31, 2022
(in thousands)	Total	Amount estimated to not be recognized within 12 months
T&D	$898,617	$115,881
C&I	1,428,257	335,935
Total	$2,326,874	$451,816
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
13. Income Taxes
Income before income taxes by geographic area was, for the years ended December 31:

(in thousands)	2022	2021	2020
Federal	$104,185	$106,956	$77,195
Foreign	10,019	9,350	4,190
	$114,204	$116,306	$81,385
Income tax expense consisted of the following for the years ended December 31:

(in thousands)	2022	2021	2020
Current
Federal	$13,948	$16,512	$19,014
Foreign	2,148	1,947	—
State	5,154	6,560	6,363
	21,250	25,019	25,377
Deferred
Federal	7,739	5,061	(2,519)
Foreign	465	287	963
State	1,369	933	(1,195)
	9,573	6,281	(2,751)
Income tax expense	$30,823	$31,300	$22,626

The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for operations were as follows for the years ended December 31:

	2022	2021	2020
U.S federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of U.S. federal income tax expense	4.5	4.7	5.0
Change in valuation allowance	—	—	0.1
Tax differential on foreign earnings	0.6	0.5	0.3
Non-deductible meals and entertainment	0.2	0.1	0.4
Stock compensation excess tax benefits	(2.4)	(0.8)	(0.6)
Uncertain tax positions	0.1	—	0.3
Provision to return adjustments, net	0.7	0.4	0.4
Global intangible low tax income	—	—	0.9
Section 162(m) limitation	2.4	1.1	0.5
Other income, net	(0.1)	(0.1)	(0.5)
Effective rate	27.0%	26.9%	27.8%
The net deferred tax assets and (liabilities) arising from temporary differences was as follows at December 31:

(in thousands)	2022	2021
Deferred income tax assets:
Self-insurance reserves	$2,979	$2,138
Contract loss reserves	842	541
Stock-based awards	2,071	1,633
Bonus	8,656	8,373
Accrued vacation	2,227	1,977
Accrued profit sharing	2,030	2,665
Operating lease liabilities	6,691	5,404
Non-U.S. operating loss	2,402	2,520
Other	1,112	2,628
Total deferred income tax assets before valuation allowances	29,010	27,879
Less: valuation allowances	(2,402)	(2,593)
Total deferred income tax assets	26,608	25,286
Deferred income tax liabilities:
Property and equipment — tax over book depreciation	(42,413)	(36,856)
Non-U.S. intangible assets — tax over book amortization	(11,086)	—
Intangible assets — tax over book amortization	(3,331)	(2,913)
Right-of-use operating lease assets	(6,688)	(5,398)
Non-U.S. deferred income tax liabilities	(4,709)	—
Contract revenue adjustment	(4,023)	(4,526)
Other	(133)	(213)
Total deferred income tax liabilities	(72,383)	(49,906)
Net deferred income taxes	$(45,775)	$(24,620)
The Company determined that it is more-likely-than-not that it will not realize certain deferred tax assets related to net operating loss carryforwards on certain Canadian subsidiaries and therefore recorded a valuation allowance against the deferred tax assets for those entities.

As of December 31, 2022, the Company had no undistributed earnings of our Canadian subsidiaries. We expect future earnings to be reinvested. Accordingly, as of December 31, 2022, no expense for U.S. income taxes or foreign withholding taxes was recorded.
The Company is subject to taxation in various jurisdictions. The Company’s 2019 through 2021 tax returns are subject to examination by U. S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2018 through 2021.
The Company has recorded a liability for unrecognized tax benefits related to tax positions taken on its various income tax returns. If recognized, the entire amount of unrecognized tax benefits would favorably impact the effective tax rate that is reported in future periods. The decrease in the unrecognized tax benefits as of December 31, 2022 was primarily due to the lapses in the applicable statutes of limitations. The total unrecognized tax benefits is expected to be reduced by less than $0.2 million within the next 12 months. Interest and penalties related to uncertain income tax positions are included as a component of income tax expense in the Financial Statements.
The following is a reconciliation of the beginning and ending liability for unrecognized tax benefits at December 31:

(in thousands)	2022	2021
Balance at beginning of period	$328	$353
Gross increases in current period tax positions	83	45
Reductions in tax positions due to lapse of statutory limitations	(21)	(70)
Balance at end of period	390	328
Accrued interest and penalties at end of period	99	72
Total liability for unrecognized tax benefits	$489	$400
The liability for unrecognized tax benefits, including accrued interest and penalties, was included in other liabilities on the accompanying consolidated balance sheets. The amount of interest and penalties charged or credited to income tax expense as a result of the unrecognized tax benefits was not significant in the years ended December 31, 2022, 2021 and 2020.
14. Commitments and Contingencies
Purchase Commitments
As of December 31, 2022, the Company had approximately $14.1 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur over the next four months.
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

(in thousands)	2022	2021
Balance at beginning of period	$75,058	$69,823
Net increases in accrued self-insurance	76,299	62,819
Net payments made	(71,318)	(57,584)
Balance at end of period	$80,039	$75,058

Insurance expense, including premiums, for workers’ compensation, general liability, automobile liability, employee health benefits, and other coverages for the years ended December 31, 2022, 2021 and 2020 was $77.1 million, $65.1 million and $56.4 million, respectively.
Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of December 31, 2022, an aggregate of approximately $1.97 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $880.2 million as of December 31, 2022.
From time to time the Company guarantees the obligations of wholly-owned subsidiaries, including obligations under certain contracts with customers, certain lease agreements and, in some states, obligations in connection with obtaining contractors’ licenses. Additionally, from time to time the Company is required to post letters of credit to guarantee the obligations of its wholly-owned subsidiaries, which reduces the borrowing availability under the Facility.
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
Following is a summary of stock option activity for the three-year period ended December 31, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	59,586	$22.26
Exercised	(34,388)	$21.82
Expired	(641)	$19.66
Outstanding and Exercisable at December 31, 2020	24,557	$22.94	1.9 years	$912
Exercised	(21,806)	$22.84
Expired	(42)	$24.68
Outstanding and Exercisable at December 31, 2021	2,709	$23.74	1.1 years	$235
Exercised	(1,680)	$23.67
Expired	(160)	$19.37
Outstanding and Exercisable at December 31, 2022	869	$24.68	0.2 years	$63
During the years ended December 31, 2022, 2021 and 2020, the intrinsic value of stock options exercised was $0.1 million, $1.2 million and $0.7 million, respectively.
The following table summarizes information with respect to stock options outstanding and exercisable under the Company’s plans at December 31, 2022:

	Options Outstanding and Exercisable
Exercise Price	Number Of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
$24.68 – $24.68	869	$24.68	0.2 years

Time-Vested Stock Awards
The company grants time-vested stock awards under the LTIP in the form of restricted stock awards, restricted stock units or equity-settled phantom stock. The grant date fair value of the time-vested stock awards is equal to the closing market price of the Company’s common stock on the date of grant. Time-vested stock awards granted under the LTIP to eligible employees in 2022 vest ratably on an annual basis, over three years. Time-vested stock awards granted under the LTIP to non-employee directors in 2022 vest over a one year period.
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
During the years ended December 31, 2022, 2021 and 2020, time-vested stock vesting activity settled in common stock had an intrinsic value, at the time of vesting, of $7.0 million, $5.7 million and $2.5 million, respectively.
Following is a summary of time-vested stock awards activity for the three-year period ended December 31, 2022:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2020	158,382	$32.29
Granted	104,857	$26.75
Vested	(93,669)	$32.09
Forfeited	(3,781)	$29.80
Outstanding unvested at December 31, 2020	165,789	$28.96
Granted	57,196	$66.80
Vested	(87,584)	$29.20
Forfeited	(2,904)	$40.60
Outstanding unvested at December 31, 2021	132,497	$44.88
Granted	45,992	$76.93
Vested	(73,373)	$42.47
Forfeited	(2,500)	$58.43
Outstanding unvested at December 31, 2022	102,616	$69.70
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
For performance awards, the Company recognizes stock-based compensation expense based on the grant date fair value of the award. The fair value of internal metric-based performance awards is determined by the closing stock price of the Company’s common stock on the date of the grant. The fair value of market-based performance awards is computed using a Monte Carlo simulation. Performance awards granted in 2022 are expensed over the service period of approximately 2.8 years. The Company adjusts the stock-based compensation expense related to internal metric-based performance awards according to its determination of the shares expected to vest at each reporting date. Stock-based compensation expense related to market metric-based performance awards is expensed at their grant date fair value regardless of performance.
During the years ended December 31, 2022, 2021 and 2020, performance award vesting activity settled in common stock had an intrinsic value, at the time of vesting, of $15.7 million, $12.7 million and $4.8 million, respectively.

Following is a summary of performance share award activity for the three-year period ended December 31, 2022:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2020	138,245	$37.02
Granted at target	79,788	$34.10
Earned for performance above target	14,962	$69.45
Vested	(78,260)	$48.86
Forfeited	(4,396)	$36.28
Outstanding unvested at December 31, 2020	150,339	$36.54
Granted at target	42,091	$80.11
Earned for performance above target	58,461	$40.41
Vested	(128,920)	$39.26
Forfeited	(644)	$39.25
Outstanding unvested at December 31, 2021	121,327	$50.06
Granted at target	31,603	$118.82
Earned for performance above target	78,684	$34.10
Vested	(157,368)	$34.10
Forfeited	(738)	$45.71
Outstanding unvested at December 31, 2022	73,508	$96.75
Stock-based Compensation Expense
The Company recognized stock-based compensation expense of approximately $7.9 million, $7.5 million and $5.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, in selling, general and administrative expenses on the Company’s consolidated statements of operations. As of December 31, 2022, there was approximately $8.8 million of unrecognized stock-based compensation expense related to awards granted under the Long-Term Incentive Plans. This included $4.3 million of unrecognized compensation cost related to unvested time-vested stock awards expected to be recognized over a remaining weighted average vesting period of approximately 1.2 years and $4.5 million of unrecognized compensation cost related to unvested performance awards, expected to be recognized over a remaining weighted average vesting period of approximately 1.4 years.
16. Employee Benefit Plans
The Company sponsors multiple defined contribution plans for eligible employees not covered by collective bargaining agreements. The plans include various features such as voluntary employee pre-tax and Roth-based contributions and matching contributions made by the Company. In addition, at the discretion of our Board of Directors, we may make additional profit sharing contributions to the plans. Company contributions under these defined contribution plans are based upon a percentage of income with limitations as defined by each plan. Total contributions for the years ended December 31, 2022, 2021 and 2020 amounted to $15.7 million, $17.8 million, and $16.8 million, respectively.
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees, who are represented by more than 300 local unions. The related collective-bargaining agreements between those organizations and the Company, which specify the rate at which the Company must contribute to the multi-employer defined pension plan, expire at different times between 2023 and 2025.
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
The following table summarizes plan information relating to the Company’s participation in multi-employer defined benefit pension plans, including company contributions for the last three years, the status under the Pension Protection Act of 2006, as amended by the Consolidated and Further Continuing Appropriations Act of 2015 (“PPA”) of the plans and whether the plans are subject to a funding improvement or rehabilitation plan, or contribution surcharges. The most recent zone status is for the plan’s year-end indicated in the table. The zone status is based on information that the Company received from the plan, as well as from publicly available information on the U.S. Department of Labor website. The PPA zone status for the plan year ended on December 31, 2022 has not been listed because Forms 5500 were not yet available. Among other factors, plans in the red “critical” zone are generally less than 65 percent funded, plans in the yellow “endangered” zone are between 65 and 80 percent funded, and plans in the green zone are at least 80 percent funded. Also listed in the table below are the Company’s contributions to defined contribution plans. Information in the table has been presented separately for individually significant plans and in the aggregate for all other plans.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status				Contributions to Plan for the Year ended December 31,			Funding Plan	Surcharge Imposed
		Status	Plan Year End	Status	Plan Year End	2022	2021	2020
						(in thousands)
Defined Benefit Plans:
Southern California IBEW-NECA Pension Trust Fund	95-6392774 001	Yellow	6/30/2021	Yellow	6/30/2020	$40,810	$39,529	$32,791	Yes	No
Eighth District Electrical Pension Fund	84-6100393 001	Green	3/31/2022	Green	3/31/2021	15,097	12,007	10,998	No	No
National Electrical Benefit Fund	53-0181657 001	Green	12/31/2021	Green	12/31/2020	13,804	11,627	10,850	No	No
IBEW Local 332 Pension Plan Part A	94-2688032 004	Green	12/31/2021	Green	12/31/2020	5,723	6,409	3,418	No	No
IBEW Local 769 Management Pension Plan A	86-6049763 001	Green	6/30/2021	Green	6/30/2020	5,061	3,446	3,866	No	No
IBEW Local Union 1249 Pension Fund	15-6035161 001	Green	12/31/2021	Green	12/31/2020	3,791	3,684	2,126	No	No
Defined Contribution Plans:
National Electrical Annuity Plan	52-6132372 001		n/a		n/a	36,982	27,974	25,037	n/a	n/a
Eighth District Electrical Pension Fund Annuity Plan	84-6100393 002		n/a		n/a	3,347	5,097	4,915	n/a	n/a
San Mateo Country Electrical Construction Industry Retirement Plan	51-6052127 001		n/a		n/a	2,953	5,976	3,202	n/a	n/a
All other plans:						28,270	30,131	24,647
Total contributions:						$155,838	$145,880	$121,850
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
One of the Company’s subsidiaries was listed in the Eighth District Electrical Pension Fund’s Form 5500 as providing more than five percent of the total contributions to that plan for the plan years ended March 31, 2022, 2021 and 2020 and in the IBEW local 769 Management Pension Plan A’s Form 5500 as providing more than five percent of the total contributions to that plan for the plan years ended June 30, 2021, 2020 and 2019. Another of the company’s subsidiaries was listed in the Southern California IBEW-NECA Pension Trust Fund Plan’s Form 5500 as providing more than 5 percent of the total contributions to that plan for the plan year ended June 30, 2021 and 2020.

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
Transmission and Distribution: The T&D segment provides a broad range of services on electric transmission and distribution networks and substation facilities which include design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair. T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems and clean energy projects. The T&D segment also provides emergency restoration services in response to hurricane, wildfire, ice or other damage. T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors.
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
The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	For the Year ended December 31,
(in thousands)	2022	2021	2020
Contract revenues:
T&D	$1,745,792	$1,301,587	$1,154,378
C&I	1,262,750	1,196,702	1,093,014
	$3,008,542	$2,498,289	$2,247,392
Income from operations:
T&D	$138,886	$132,738	$109,387
C&I	43,159	54,418	37,247
General Corporate	(67,138)	(68,596)	(60,089)
	$114,907	$118,560	$86,545
The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Identifiable assets, consisting of contract receivables, contract assets, construction materials inventory, goodwill and intangibles for each segment are as follows as of December 31:

(in thousands)	2022	2021
T&D	$500,568	$303,685
C&I	473,101	408,896
General Corporate	425,189	408,511
	$1,398,858	$1,121,092

An allocation of total depreciation, including depreciation of shared construction equipment, and amortization to each segment is as follows:

	For the Year ended December 31,
(in thousands)	2022	2021	2020
Depreciation and amortization
T&D	$50,825	$38,668	$37,254
C&I	7,345	7,537	9,199
	$58,170	$46,205	$46,453
As of December 31, 2022 and 2021, there were $146.1 million and $23.1 million, respectively, of identifiable assets attributable to Canadian operations.
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
Net income attributable to MYR Group Inc. and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	For the Year ended December 31,
(in thousands, except per share data)	2022	2021	2020
Numerator:
Net income	$83,381	$85,006	$58,759
Less: net loss attributable to noncontrolling interest	—	(4)	—
Net income attributable to MYR Group Inc.	$83,381	$85,010	$58,759
Denominator:
Weighted average common shares outstanding	16,760	16,838	16,684
Weighted average dilutive securities	220	323	206
Weighted average common shares outstanding, diluted	16,980	17,161	16,890
Net income per share attributable to MYR Group Inc.:
Basic	$4.98	$5.05	$3.52
Diluted	$4.91	$4.95	$3.48
For the years ended December 31, 2022, 2021 and 2020, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities. The following table summarizes the shares of common stock underlying the Company’s unvested performance awards that were excluded from the calculation of dilutive securities:

(in thousands)	2022	2021	2020
Performance awards	13	—	34
Share Repurchase Program
On November 2, 2022, the Company announced that its Board of Directors had authorized a new $75.0 million share repurchase program (the "Repurchase Program") which became effective on November 8, 2022. The Repurchase Program will expire on May 8, 2023, or when the authorized funds are exhausted, whichever is earlier. The Company’s prior $75.0 million repurchase program that commenced on May 5, 2022 expired on November 7, 2022.

During 2022 the Company repurchased 442,167 shares of its common stock under its repurchase programs at a weighted-average price of $83.64 per share. All of the shares repurchased were retired. The shares repurchased resulted in no change to authorized shares and an increase to unissued shares. As of December 31, 2022, the Company had $75.0 million of remaining availability to repurchase shares of the Company’s common stock under the Repurchase Program.
During 2022 and 2021, the Company repurchased 68,675 and 51,113 shares of stock, respectively, for approximately $6.8 million and $3.4 million, respectively, from its employees to satisfy tax obligations on shares vested under the Long-Term Incentive Plans. All of the shares repurchased were retired and returned to authorized but unissued stock.
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
Management, together with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance related to the matters stated in the above paragraph as of December 31, 2022.
We completed our acquisition of the Powerline Plus Companies on January 4, 2022 and have not yet included the Powerline Plus Companies in our assessment of the effectiveness of our internal control over financial reporting. We are currently integrating the Powerline Plus Companies into our operations, compliance programs and internal control processes. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include the Powerline Plus Companies. As of December 31, 2022, the Powerline Plus Companies represented a total of approximately 3.2% and 1.1% of out of scope total assets and net assets, respectively, and 2.6% and 6.7% of contract revenues and out of scope income before income taxes, respectively, for the year then ended.
Management’s Evaluation of Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective, as of December 31, 2022, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Management’s annual report on internal control over financial reporting is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
For the year ended December 31, 2022, management’s assessment of our internal control over financial reporting excluded the internal control over financial reporting of the Powerline Plus Companies, which was acquired on January 4, 2022. Pursuant to the SEC’s general guidance that a recently acquired business may be omitted from the scope of an assessment in the year of the acquisition, the scope of our assessment does not include the Powerline Plus Companies. As of December 31, 2022, the Powerline Plus Companies represented a total of approximately 3.2% and 1.1% of out of scope total assets and net assets, respectively, and 2.6% and 6.7% of contract revenues and out of scope income before income taxes, respectively, for the year then ended.

In addition, Crowe LLP, an independent registered public accounting firm, audited and reported on the 2022 Financial Statements included in this Annual Report on Form 10-K, and has issued an attestation report on our internal control over financial reporting. The report is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this Item 10 related to our directors is incorporated by reference to the information to be included under “Proposal 1. Election of Three Class I Director Nominees for Three-Year Terms” of our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled expected to be held April 20, 2023 (the “2023 Proxy Statement”). Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information to be included under the heading “Nominating, Environmental, Social and Corporate Governance Committee Matters and “2024 Annual Meeting of Shareholders” in the 2023 Proxy Statement. There were no material changes to the procedures by which security holders may recommend nominees to our board of directors in 2022. Information about our Audit Committee, including its members, and our Audit Committee financial experts, is incorporated by reference to the information to be included under the headings “Corporate Governance—Committee Membership and Meeting Attendance” and “Audit Committee Matters” in the 2023 Proxy Statement. Information related to our executive officers is contained in the section entitled “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K.
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
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference to the information to be included in the 2023 Proxy Statement under the headings “Proposal 1. Election of Three Class I Director Nominees for Three-Year Terms - Non Employee Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Compensation Committee Matters”.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Compensation Plan Information
The following table sets forth certain information regarding our 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014) (the “2007 Plan”) and our 2017 Long-Term Incentive Plan (Amended and Restated as of April 23, 2020) (the “LTIP”) as of December 31, 2022. At December 31, 2022, our only active equity compensation plan was the LTIP.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a)) (c)
Equity compensation plans approved by security holders	407,869	(1)	$24.68	(2)	591,881	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	407,869	(1)	24.68	(2)	591,881	(3)
___________________________________________
(1)    Includes (i) 869 shares subject to outstanding option awards granted under the 2007 Plan, (ii) 304,384 shares subject to outstanding performance share awards granted in 2020, 2021 and 2022 under the LTIP (actual performance for 2020 which vested on December 31, 2022 and were issued on February 15, 2023 and assumes maximum performance for 2021 and 2022) and (iii) 102,616 shares subject to outstanding restricted stock units granted under the LTIP.
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
Other information required by this Item 12 is incorporated by reference to the information to be included in the 2023 Proxy Statement under the headings “Ownership of Equity Securities.”
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the information to be included in the 2023 Proxy Statement under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance — Director Independence.”
Item 14.    Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to the information to be included in the 2023 Proxy Statement under the heading “Audit Committee Matters.”

PART IV
Item 15.    Exhibit and Financial Statement Schedules
i)    Documents filed as part of this Report
(1)    The following Financial Statements are filed herewith in Item 8 of Part II above.
(a)    Report of Management
(b)    Report of Independent Registered Public Accounting Firms
(c)    Consolidated Balance Sheets
(d)    Consolidated Statements of Operations
(e)    Consolidated Statements of Comprehensive Income
(f)    Consolidated Statements of Shareholders’ Equity
(g)    Consolidated Statements of Cash Flows
(h)    Notes to Financial Statements
ii)    Financial Statement Schedules
All other supplemental schedules are omitted because of the absence of conditions under which they are required, or the required information is shown in the notes to the Financial Statements.
iii)Exhibit List

Number	Description
3.1	Restated Certificate of Incorporation, incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014
3.2	Amended and Restated By-Laws, incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on December 22, 2015
4.1	Specimen Common Stock Certificate, incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-1/A (File No. 333-148864), filed with the SEC on July 14, 2008
4.2
Description of Securities incorporated by reference to exhibit 4.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-08325), filed with the SEC on March 4, 2020

10.1
MYR Group Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014), incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014+

10.2
Form of Named Executive Officer Nonqualified Stock Option Award under the 2007 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+

10.3
Form of Employment Agreement, dated March 11, 2010, between the Registrant and Executive Officer, incorporated by reference to exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 001-08325), filed with the SEC on May 10, 2010+

10.4
Form of Indemnification Agreement for Directors and Officers, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on May 11, 2011+

10.5
MYR Group Senior Management Incentive Plan, Amended and Restated as of May 1, 2014, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014+

10.6
Employment agreement with Betty R. Johnson, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 001-08325), filed with the SEC on November 4, 2015+

10.7
Employment Agreement, dated April 29, 2015 between the Company and Tod Cooper, incorporated by reference to exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001- 08325), filed with the SEC on March 3, 2016+

Number	Description
10.8
Agreement, dated March 22, 2016, by and among MYR Group Inc., Engine Capital Management, LLC, Engine Capital, L.P., Engine Jet Capital, L.P., Engine Airflow Capital, L.P., Engine Investments, LLC, Engine Investments II, LLC, Arnaud Ajdler and John P. Schauerman, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on March 23, 2016

10.9
Amendment to the Employment Agreement, dated January 1, 2017, between the Company and Richard S. Swartz, Jr., incorporated by reference to exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+

10.10
Amendment to the Employment Agreement, dated January 1, 2017, between the Company and Tod M. Cooper, incorporated by reference to exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+

10.11
Employment Agreement, dated January 1, 2017, between the Company and Jeffrey J. Waneka, incorporated by reference to exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+

10.12
Agreement, dated January 30, 2017, by and among MYR Group Inc., Engine Capital Management, LLC, Engine Capital, L.P., Engine Jet Capital, L.P., Engine Airflow Capital, L.P., Engine Investments, LLC, Engine Investments II, LLC and Bradley Favreau, incorporated by reference to exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017

10.13
Form of Restricted Stock Units Award Agreement (Non-Employee Director) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 28, 2017+

10.14
Form of Restricted Stock Units Award Agreement (Director) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 28, 2017+

10.15
Amendment to the Amended and Restated Employment Agreement, dated April 11, 2017, between the Company and Richard S. Swartz, Jr., incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 3, 2017+

10.16
Form of Restricted Stock Unit Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 2, 2018+

10.17
Form of Performance Shares Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 2, 2018+

10.18
Employment Agreement, dated January 21, 2019, between the Company and William F. Fry, incorporated by reference to exhibit 10.33 of the Company’s Annual Report on Form 10-K (File No. 001-08325), filed with the SEC on March 6, 2019+

10.19
Form of Performance Shares Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 1, 2019+

10.20
Form of Non-Employee Directors Restricted Stock Unit Award Agreement under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 31, 2019+

10.21
Asset Purchase Agreement, dated as of July 15, 2019, by and among MYR Group, Inc., certain subsidiaries of MYR Group, Inc., as purchasers, and CSI Electrical Contractors, Inc., incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 31, 2019

10.22
Second Amended and Restated Credit Agreement, dated September 13, 2019, by and among MYR Group Inc., the lenders party thereto, Bank of Montreal and Wells Fargo Bank, National Association, as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on October 30, 2019

10.23
MYR Group Inc. 2017 Long-Term Incentive Plan (Amended and Restated as of April 23, 2020), incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 27, 2020+

Number	Description
10.24
Form of Performance Shares Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on April 28, 2021+

10.25
Form of Restricted Stock Unit Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on April 27, 2022+

10.26
Form of Performance Shares Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on April 27, 2022+

10.27	Employment Agreement, dated January 9, 2023 between the Company and Kelly M. Huntington†+
21.1	List of Subsidiaries†
23.1	Consent of Crowe LLP†
24.1	Power of Attorney†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)
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

MYR GROUP INC. (Registrant)

/s/ BETTY R. WYNN (NÉE JOHNSON)
February 22, 2023	Name:	Betty R. Wynn (née Johnson)
	Title:	Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2023
Richard S. Swartz
/s/ BETTY R. WYNN (NÉE JOHNSON)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2023
Betty R. Wynn (née Johnson)
*	Chairman of the Board of Directors	February 22, 2023
Kenneth M. Hartwick
*	Director	February 22, 2023
Bradley T. Favreau
*	Director	February 22, 2023
Ajoy H. Karna
*	Director	February 22, 2023
Jennifer E. Lowry
*	Director	February 22, 2023
Donald C.I. Lucky
*	Director	February 22, 2023
Shirin S. O'Connor
*	Director	February 22, 2023
Maurice E. Moore
*	Director	February 22, 2023
William D. Patterson

*By:	/s/ BETTY R. WYNN (NÉE JOHNSON)	February 22, 2023
(Betty R. Wynn (née Johnson)) (Attorney-in-fact)