Form 10-Q
period 2023-03-31
MYR GROUP INC.
filed 2023-04-26
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 21, 2023, there were 16,708,109 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,039	$51,040
Accounts receivable, net of allowances of $2,008 and $2,073, respectively	418,762	472,543
Contract assets, net of allowances of $520 and $499, respectively	332,516	300,615
Current portion of receivable for insurance claims in excess of deductibles	9,408	9,325
Refundable income taxes	6,016	8,944
Prepaid expenses and other current assets	34,601	47,824
Total current assets	848,342	890,291
Property and equipment, net of accumulated depreciation of $356,613 and $351,753, respectively	237,835	233,175
Operating lease right-of-use assets	29,437	30,544
Goodwill	115,913	115,847
Intangible assets, net of accumulated amortization of $26,673 and $25,439, respectively	86,386	87,557
Receivable for insurance claims in excess of deductibles	34,728	34,210
Investment in joint ventures	4,153	3,697
Other assets	3,443	3,537
Total assets	$1,360,237	$1,398,858

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,160	$5,074
Current portion of operating lease obligations	10,010	9,711
Current portion of finance lease obligations	1,105	1,127
Accounts payable	294,310	315,323
Contract liabilities	220,754	227,055
Current portion of accrued self-insurance	25,043	28,752
Other current liabilities	68,463	79,918
Total current liabilities	624,845	666,960
Deferred income tax liabilities	45,797	45,775
Long-term debt	20,498	35,479
Accrued self-insurance	52,435	51,287
Operating lease obligations, net of current maturities	19,435	20,845
Finance lease obligations, net of current maturities	2,039	2,313
Other liabilities	17,623	15,999
Total liabilities	782,672	838,658
Commitments and contingencies
Shareholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 16,699,201 and 16,563,767 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	167	165
Additional paid-in capital	156,233	161,427
Accumulated other comprehensive loss	(6,164)	(6,300)
Retained earnings	427,329	404,908
Total shareholders’ equity	577,565	560,200
Total liabilities and shareholders’ equity	$1,360,237	$1,398,858
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended March 31,
(in thousands, except per share data)	2023	2022
Contract revenues	$811,616	$636,624
Contract costs	727,224	556,139
Gross profit	84,392	80,485
Selling, general and administrative expenses	56,964	53,564
Amortization of intangible assets	1,226	2,767
Gain on sale of property and equipment	(1,224)	(748)
Income from operations	27,426	24,902
Other income (expense):
Interest income	321	8
Interest expense	(586)	(451)
Other expense, net	(90)	(15)
Income before provision for income taxes	27,071	24,444
Income tax expense	3,908	3,756
Net income	$23,163	$20,688
Income per common share:
—Basic	$1.39	$1.22
—Diluted	$1.38	$1.21
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,618	16,916
—Diluted	16,824	17,133

Net income	$23,163	$20,688
Other comprehensive income:
Foreign currency translation adjustment	136	1,651
Other comprehensive income	136	1,651
Total comprehensive income	$23,299	$22,339
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
(in thousands)	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2021	$—	16,871	$168	$163,754	$173	$355,007	$519,102
Net income	—	—	—	—	—	20,688	20,688
Stock issued under compensation plans, net	—	193	2	2	—	—	4
Stock-based compensation expense	—	—	—	1,624	—	—	1,624
Shares repurchased related to tax withholding for stock-based compensation	—	(69)	—	(6,124)	—	(667)	(6,791)
Other comprehensive income	—	—	—	—	1,651	—	1,651
Balance at March 31, 2022	$—	16,995	$170	$159,256	$1,824	$375,028	$536,278

Balance at December 31, 2022	$—	16,564	$165	$161,427	$(6,300)	$404,908	$560,200
Net income	—	—	—	—	—	23,163	23,163
Stock issued under compensation plans, net	—	211	2	18	—	—	20
Stock-based compensation expense	—	—	—	1,982	—	—	1,982
Shares repurchased related to tax withholding for stock-based compensation	—	(76)	—	(7,194)	—	(742)	(7,936)
Other comprehensive income	—	—	—	—	136	—	136
Balance at March 31, 2023	$—	16,699	$167	$156,233	$(6,164)	$427,329	$577,565
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$23,163	$20,688
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	12,763	11,904
Amortization of intangible assets	1,226	2,767
Stock-based compensation expense	1,982	1,624
Deferred income taxes	—	(1)
Gain on sale of property and equipment	(1,224)	(748)
Other non-cash items	62	886
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	53,819	2,902
Contract assets, net	(31,868)	(5,745)
Receivable for insurance claims in excess of deductibles	(601)	1,531
Other assets	15,921	281
Accounts payable	(19,142)	15,613
Contract liabilities	(6,312)	(4,470)
Accrued self-insurance	(2,561)	(352)
Other liabilities	(10,070)	(25,413)
Net cash flows provided by operating activities	37,158	21,467
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,539	1,027
Cash paid for acquired business, net of cash acquired	—	(110,576)
Purchases of property and equipment	(19,615)	(14,037)
Net cash flows used in investing activities	(18,076)	(123,586)
Cash flows from financing activities:
Borrowings under revolving lines of credit	9,242	78,331
Repayments under revolving lines of credit	(22,157)	(33,138)
Payment of principal obligations under equipment notes	(1,980)	—
Payment of principal obligations under finance leases	(302)	(437)
Proceeds from exercise of stock options	20	4
Payments related to tax withholding for stock-based compensation	(7,936)	(6,791)
Net cash flows provided by (used in) financing activities	(23,113)	37,969
Effect of exchange rate changes on cash	30	790
Net decrease in cash and cash equivalents	(4,001)	(63,360)
Cash and cash equivalents:
Beginning of period	51,040	82,092
End of period	$47,039	$18,732
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Business and Basis of Presentation
Organization and Business
MYR Group Inc. (the “Company”) is a holding company of specialty electrical construction service providers and is currently conducting operations through wholly owned subsidiaries. The Company performs construction services in two business segments: Transmission and Distribution (“T&D”), and Commercial and Industrial (“C&I”). T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. T&D provides a broad range of services on electric transmission, distribution networks, substation facilities, clean energy projects and electric vehicle charging infrastructure. T&D services include design, engineering, procurement, construction, upgrade, maintenance and repair services. C&I customers include general contractors, commercial and industrial facility owners, government agencies and developers. C&I provides a broad range of services, which include the design, installation, maintenance and repair of commercial and industrial wiring. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, commercial and industrial facilities, clean energy projects, manufacturing plants, processing facilities, water/waste-water treatment facilities, mining facilities, intelligent transportation systems, roadway lighting, signalization and electric vehicle charging infrastructure.
Basis of Presentation
Interim Consolidated Financial Information
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income, shareholders’ equity and cash flows with respect to the interim consolidated financial statements, have been included. Certain reclassifications were made to prior year amounts to conform to the current year presentation. The consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements as of that date. The results of operations and comprehensive income are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 22, 2023 (the "2022 Annual Report").
Joint Ventures and Noncontrolling Interests
The Company accounts for investments in joint ventures using the proportionate consolidation method for income statement reporting and under the equity method for balance sheet reporting, unless the Company has a controlling interest causing the joint venture to be consolidated with equity owned by other joint venture partners recorded as noncontrolling interests. As of March 31, 2023, the Company did not have a controlling interest in any current joint venture partnerships. Under the proportionate consolidation method, joint venture activity is allocated to the appropriate line items found on the consolidated statements of operations in proportion to the percentage of participation the Company has in the joint venture. Under the equity method the net investment in joint ventures is stated as a single item on the Company’s consolidated balance sheets. If an investment in a joint venture contains a recourse or unfunded commitments to provide additional equity, distributions and/or losses in excess of the investment, a liability is recorded in other current liabilities on the Company’s consolidated balance sheets.

For joint ventures in which the Company does not have a controlling interest, the Company’s share of any profits and assets and its share of any losses and liabilities are recognized based on the Company’s stated percentage partnership interest in the joint venture and are normally recorded by the Company one month in arrears. The investments in joint ventures are recorded at cost and the carrying amounts are adjusted to recognize the Company’s proportionate share of cumulative income or loss, additional contributions made and dividends and capital distributions received. The Company records the effect of any impairment or any other-than-temporary decrease in the value of the joint venture investment as incurred, which may or may not be one month in arrears, depending on when the Company obtains the joint venture activity information. Additionally, the Company continually assesses the fair value of its investment in unconsolidated joint ventures despite using information that is one month in arrears for regular reporting purposes. The Company includes only its percentage ownership of each joint venture in its backlog.
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and intercompany loans that are not deemed long-term investment accounts are recorded in the “other expense, net” line on the Company’s consolidated statements of operations. Foreign currency gains, recorded in other expense, net, for the three months ended March 31, 2023 and 2022 were not significant. Foreign currency translation gains and losses, arising from intercompany loans that are deemed long-term investment accounts, are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
As of March 31, 2023 and December 31, 2022, the Company had recognized revenues of $25.2 million and $19.6 million, respectively, related to large change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended March 31, 2023, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.6%, which resulted in decreases in operating income of $5.1 million, net income of $3.6 million and diluted earnings per common share of $0.21.
During the three months ended March 31, 2022, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.5%, which resulted in increases in operating income of $3.8 million, net income of $2.7 million and diluted earnings per common share of $0.16.

Recent Accounting Pronouncements
Changes to U.S. GAAP are typically established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. The Company, based on its assessment, determined that any recently issued or proposed ASUs are either not applicable to the Company or will have minimal impact on its consolidated financial statements when adopted.
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
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.5 million as of March 31, 2023 and December 31, 2022, respectively.
Contract assets consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022	Change
Unbilled revenue, net	$177,725	$156,266	$21,459
Contract retainages, net	154,791	144,349	10,442
Contract assets, net	$332,516	$300,615	$31,901
The Company’s consolidated balance sheets present contract liabilities that contain deferred revenue and an accrual for contracts in a loss provision.
Contract liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022	Change
Deferred revenue	$218,106	$223,654	$(5,548)
Accrued loss provision	2,648	3,401	(753)
Contract liabilities	$220,754	$227,055	$(6,301)
The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	March 31, 2023	December 31, 2022	Change
Contract assets, net	$332,516	$300,615	$31,901
Contract liabilities	(220,754)	(227,055)	6,301
Net contract assets	$111,762	$73,560	$38,202
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $60.2 million and $17.9 million for the three months ended March 31, 2023 and 2022, respectively.

The net asset position for contracts in process consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Costs and estimated earnings on uncompleted contracts	$5,350,169	$5,390,535
Less: billings to date	5,390,550	5,457,923
	$(40,381)	$(67,388)
The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

(in thousands)	March 31, 2023	December 31, 2022
Unbilled revenue	$177,725	$156,266
Deferred revenue	(218,106)	(223,654)
	$(40,381)	$(67,388)

3. Lease Obligations
From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to seven years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At March 31, 2023, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.
The following is a summary of the lease-related assets and liabilities recorded:

		March 31, 2023	December 31, 2022
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$29,437	$30,544
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	2,919	3,238
Total right-of-use lease assets		$32,356	$33,782

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$10,010	$9,711
Finance lease obligations	Current portion of finance lease obligations	1,105	1,127
Total current obligations		11,115	10,838
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	19,435	20,845
Finance lease obligations	Finance lease obligations, net of current maturities	2,039	2,313
Total non-current obligations		21,474	23,158
Total lease obligations		$32,589	$33,996

The following is a summary of the lease terms and discount rates:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term - finance leases	1.7 years	1.9 years
Weighted-average remaining lease term - operating leases	3.5 years	3.6 years
Weighted-average discount rate - finance leases	3.0%	3.0%
Weighted-average discount rate - operating leases	3.8%	3.8%
The following is a summary of certain information related to the lease costs for finance and operating leases:

(in thousands)	Three months ended March 31,
	2023	2022
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$1,206	$609
Interest on lease liabilities	24	28
Operating lease cost	3,590	3,122
Variable lease costs	89	91
Total lease cost	$4,909	$3,850
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Three months ended March 31,
(in thousands)	2023	2022
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,616	$3,179
Right-of-use asset obtained in exchange for new operating lease obligations	$1,616	$4,392
The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under financial leases, less interest, and under operating leases, less imputed interest, as of March 31, 2023 were as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations
Remainder of 2023	$889	$9,997	$10,886
2024	2,044	9,663	11,707
2025	316	7,019	7,335
2026	—	5,359	5,359
2027	—	1,626	1,626
2028	—	1,127	1,127
Thereafter	—	1,787	1,787
Total minimum lease payments	3,249	36,578	39,827
Financing component	(105)	(7,133)	(7,238)
Net present value of minimum lease payments	3,144	29,445	32,589
Less: current portion of finance and operating lease obligations	(1,105)	(10,010)	(11,115)
Long-term finance and operating lease obligations	$2,039	$19,435	$21,474

The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at or below market rental rates. As of March 31, 2023, the minimum lease payments required under these leases totaled $6.4 million, which are due over the next 3.8 years.
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
As of March 31, 2023 and December 31, 2022, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of March 31, 2023 and December 31, 2022, the fair value of the Company’s long-term debt and finance lease obligations was based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at March 31, 2023 and December 31, 2022, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying value of the Company’s finance lease obligations also approximated fair value.
As of March 31, 2023, the fair value of the Company’s contingent earn-out consideration liability associated with the acquisition of Powerline Plus Ltd. and its affiliate PLP Redimix Ltd. (collectively, the “Powerline Plus Companies") was based on Level 3 inputs. The contingent earn-out consideration recorded represents the estimated fair value of future amounts potentially payable to the former owners of the acquired Powerline Plus Companies and was initially determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor. The fair value of this contingent earn-out consideration liability will be evaluated on an ongoing basis by management. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3). Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. As of the acquisition date, the fair value of the contingent earn-out consideration was $0.9 million. As of March 31, 2023 and December 31, 2022, the fair value of the contingent earn-out consideration was $0.2 million. The future payout of the contingent earn-out consideration, if any, is unlimited and could be significantly higher than the acquisition date fair value. If the minimum thresholds of the performance targets are achieved the contingent earn-out consideration payment will be approximately $16.6 million. There were no changes in contingent earn-out consideration during the three months ended March 31, 2023 and 2022. Any changes in contingent earn-out consideration are recorded in other income.

5. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

(dollar amounts in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of March 31, 2023	Outstanding Balance as of December 31, 2022
Credit Agreement
Revolving loans	9/13/2019	Variable	Variable	5	$—	$12,915

Equipment Notes
Equipment Note 8	12/27/2019	2.75%	Semi-annual	5	3,464	3,464
Equipment Note 10	8/26/2022	4.32%	Semi-annual	5	22,142	24,119
Other equipment note	4/11/2022	4.55%	Monthly	5	52	55
					25,658	27,638
Total debt					25,658	40,553
Less: current portion of long-term debt					(5,160)	(5,074)
Long-term debt					$20,498	$35,479
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
Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.00% to 0.75%; or (2) Adjusted LIBO Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.00% to 1.75%. Once LIBOR is no longer available, the Company will amend the Credit Agreement to transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”) or will elect the Alternate Base Rate. The applicable margin is determined based on the Company’s consolidated leverage ratio (the “Leverage Ratio”), which is defined in the Credit Agreement as Consolidated Total Indebtedness (as defined in the Credit Agreement) divided by Consolidated EBITDA (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.00% to 1.75% for non-performance letters of credit or 0.50% to 0.875% for performance letters of credit, based on the Company’s consolidated Leverage Ratio. The Company is subject to a commitment fee of 0.15% to 0.25%, based on the Company’s consolidated Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s consolidated Leverage Ratio exceeds 2.50 or the Company's consolidated Liquidity (as defined in the Credit Agreement) is less than $50 million. The weighted average interest rate on borrowings outstanding on the Facility for the three months ended March 31, 2023 was 5.70% per annum.
Under the Credit Agreement, the Company is subject to certain financial covenants and is limited to a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of March 31, 2023.

As of March 31, 2023, the Company had no debt outstanding under the Facility and letters of credit outstanding under the Facility of approximately $11.7 million, which were almost entirely related to the Company's payment obligation under its insurance programs.
As of December 31, 2022, the Company had $12.9 million of debt outstanding under the Facility and letters of credit outstanding under the Facility of approximately $12.8 million, which were almost entirely related to the Company's payment obligation under its insurance programs.
The Company had remaining deferred debt issuance costs totaling $0.4 million as of March 31, 2023, related to the line of credit. As permitted, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.
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
As of March 31, 2023, the Company had two Equipment Notes outstanding under the Master Loan Agreements that are collateralized by equipment and vehicles owned by the Company. As of March 31, 2023, the Company had one other equipment note outstanding that is collateralized by a vehicle owned by the Company. The following table sets forth our remaining principal payments for all of the Company’s outstanding equipment notes as of March 31, 2023:

(in thousands)	Future Equipment Notes Principal Payments
Remainder of 2023	$3,095
2024	6,578
2025	4,364
2026	4,555
2027	7,066
2028	—
Total future principal payments	25,658
Less: current portion of equipment notes	(5,160)
Long-term principal obligations	$20,498
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
The components of the Company’s revenue by contract type for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31, 2023
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$229,234	51.5%	$305,621	83.4%	$534,855	65.9%
Unit price	113,709	25.5	17,642	4.8	131,351	16.2
T&E	102,381	23.0	43,029	11.8	145,410	17.9
	$445,324	100.0%	$366,292	100.0%	$811,616	100.0%

	Three months ended March 31, 2022
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$150,904	41.4%	$218,577	80.4%	$369,481	58.0%
Unit price	104,321	28.6	14,803	5.4	119,124	18.7
T&E	109,631	30.0	38,388	14.2	148,019	23.3
	$364,856	100.0%	$271,768	100.0%	$636,624	100.0%
The components of the Company’s revenue by market type for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31, 2023			Three months ended March 31, 2022
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$298,098	36.7%	T&D	$221,607	34.8%	T&D
Distribution	147,226	18.2	T&D	143,249	22.5	T&D
Electrical construction	366,292	45.1	C&I	271,768	42.7	C&I
Total revenue	$811,616	100.0%		$636,624	100.0%
Remaining Performance Obligations
As of March 31, 2023, the Company had $2.51 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.

The following table summarizes the amount of remaining performance obligations as of March 31, 2023 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months.

	Remaining Performance Obligations at March 31, 2023
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total at December 31, 2022
T&D	$1,136,374	$234,241	$898,617
C&I	1,371,231	277,611	1,428,257
Total	$2,507,605	$511,852	$2,326,874
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
7. Income Taxes
The U.S. federal statutory tax rate was 21% for each of the three months ended March 31, 2023 and 2022. The Company’s effective tax rate for the three months ended March 31, 2023 was 14.4% of pretax income compared to the effective tax rate for the three months ended March 31, 2022 of 15.4%.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended March 31, 2023 and March 31, 2022, was primarily due to a favorable impact from stock compensation excess tax benefits partially offset by state income taxes, Canadian taxes and other permanent difference items.
The Company had unrecognized tax benefits of approximately $0.5 million as of March 31, 2023 and December 31, 2022, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.
The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three months ended March 31, 2023 and 2022.
The Company is subject to taxation in various jurisdictions. The Company’s 2019 through 2021 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2018 through 2021.
8. Commitments and Contingencies
Purchase Commitments
As of March 31, 2023, the Company had approximately $26.0 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur in 2023 and 2024.
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
Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of March 31, 2023, an aggregate of approximately $2.03 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $733.3 million as of March 31, 2023.
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
Litigation and Other Legal Matters
The Company is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief.
The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of our present business. These claims, lawsuits and other proceedings include claims related to the Company’s current services and operations, as well as our historic operations.
With respect to all such lawsuits, claims and proceedings, the Company records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

9. Stock-Based Compensation
The Company maintains two equity compensation plans under which stock-based compensation has been granted: the 2017 Long-Term Incentive Plan (Amended and Restated as of April 23, 2020) (the “LTIP”) and the 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014) (the “2007 LTIP”). Upon the initial adoption of the LTIP in 2017, awards were no longer granted under the 2007 LTIP. The LTIP was approved by our shareholders and provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) restricted stock units, (f) performance awards, (g) phantom stock, (h) stock bonuses, (i) dividend equivalents, or (j) any combination of such grants. The Company has outstanding grants of non-qualified stock options, time-vested stock awards in the form of restricted stock units and internal metric-based and market-based performance stock units.
During the three months ended March 31, 2023, the Company granted time-vested stock awards covering 44,628 shares of common stock under the LTIP, which vest ratably over three years for employee awards, at a weighted average grant date fair value of $116.47. During the three months ended March 31, 2023, time-vested stock awards covering 53,389 shares of common stock vested at a weighted average grant date fair value of $53.85.
During the three months ended March 31, 2023, the Company granted 32,994 performance share awards under the LTIP at target, which will cliff vest, if earned, on December 31, 2025, at a weighted average grant date fair value of $136.54. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares granted, based upon the Company’s performance compared to certain metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to targets, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards granted cliff vest following the performance period if the stated performance targets and minimum service requirements are attained and are paid in shares of the Company’s common stock.
During the three months ended March 31, 2023, plan participants exercised options to purchase 827 shares of the Company’s common stock with a weighted average exercise price of $24.68. During the three months ended March 31, 2023, 42 options expired. As of March 31, 2023, the Company had no remaining outstanding and exercisable options and no awards outstanding under the 2007 Plan.
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
10. Segment Information
MYR Group is a holding company of specialty contractors serving electrical utility infrastructure and commercial construction markets in the United States and Canada. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which include safety costs, professional fees, IT expenses and management fees. The accounting policies of the segments are the same as those described in the Note 1–Organization, Business and Significant Accounting Policies to the 2022 Annual Report.

Transmission and Distribution: The T&D segment provides a broad range of services on electric transmission and distribution networks and substation facilities which include design, engineering, procurement, construction, upgrade, maintenance and repair services with a particular focus on construction, maintenance and repair. T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems, clean energy projects and electric vehicle charging infrastructure. The T&D segment also provides emergency restoration services in response to hurricane, wildfire, ice or other damage. T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors.
Commercial and Industrial: The C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, the installation of intelligent transportation systems, roadway lighting, signalization and electric vehicle charging infrastructure. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, commercial and industrial facilities, clean energy projects, manufacturing plants, processing facilities, water/waste-water treatment facilities, mining facilities and transportation control and management systems. The C&I segment generally provides electric construction and maintenance services as a subcontractor to general contractors in the C&I industry, but also contracts directly with facility owners. The C&I segment has a diverse customer base with many long-standing relationships.
The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended March 31,
(in thousands)	2023	2022
Contract revenues:
T&D	$445,324	$364,856
C&I	366,292	271,768
	$811,616	$636,624
Income from operations:
T&D	$32,821	$30,431
C&I	10,627	10,090
General Corporate	(16,022)	(15,619)
	$27,426	$24,902
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

Net income and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended March 31,
(in thousands, except per share data)	2023	2022
Numerator:
Net income	$23,163	$20,688

Denominator:
Weighted average common shares outstanding	16,618	16,916
Weighted average dilutive securities	206	217
Weighted average common shares outstanding, diluted	16,824	17,133

Income per common share:
Basic	$1.39	$1.22
Diluted	$1.38	$1.21
For the three months ended March 31, 2023 and 2022, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would either have been anti-dilutive or, for stock options, the exercise prices of those stock options were greater than the average market price of the Company’s common stock for the period. All of the Company’s unvested time-vested stock awards were included in the computation of weighted average dilutive securities.
The following table summarizes the shares of common stock underlying the Company’s unvested time-vested stock awards and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended March 31,
(in thousands)	2023	2022
Time-vested stock awards	45	36
Performance awards	33	32
Share Repurchases
During the three months ended March 31, 2023 the Company repurchased 76,150 shares of stock, for approximately $7.9 million, from its employees to satisfy tax obligations on shares vested under the LTIP.
On November 2, 2022, the Company announced that its Board of Directors had authorized a $75.0 million share repurchase program (the "Repurchase Program"), which became effective on November 8, 2022. The Repurchase Program will expire on May 8, 2023, or when the authorized funds are exhausted, whichever is earlier. During the three months ended March 31, 2023, the Company had no repurchases of its common stock under the Repurchase Program. As of March 31, 2023, the Company had $75.0 million of remaining availability to repurchase shares of the Company’s common stock under the Repurchase Program.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying unaudited consolidated financial statements and with our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein under the captions “Cautionary Statement Concerning Forward-Looking Statements and Information” and “Risk Factors,” as well as in the 2022 Annual Report. We assume no obligation to update any of these forward-looking statements.
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
We believe legislative actions aimed at supporting infrastructure improvements in the United States may positively impact long-term demand, particularly in connection with electric power infrastructure, transportation and clean energy spending. We believe the legislative actions are likely to provide greater long-term opportunity in both of our reporting segments. However both of our segments and supporting operations may be subject to delays and cost volatility due to supply chain disruptions, inflationary pressures, tariffs and regulatory slowdowns, which may result in decelerations in project opportunities and awards.
We had consolidated revenues for the three months ended March 31, 2023 of $811.6 million, of which 54.9% was attributable to our T&D customers and 45.1% was attributable to our C&I customers. Our consolidated revenues for the three months ended March 31, 2022 were $636.6 million. For the three months ended March 31, 2023, our net income and EBITDA(1) were $23.2 million and $41.3 million, respectively, compared to $20.7 million and $39.6 million, respectively, for the three months ended March 31, 2022.
We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new clean energy sources. Consequently, we believe that we will continue to see significant bidding activity on large transmission projects going forward. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in the remainder of 2023 will not likely have a large impact on 2023 results. Bidding and construction activity for small to medium-size transmission projects and upgrades remain active, and we expect this trend to continue.
(1) EBITDA is a non-GAAP measure. Refer to “Non-GAAP Measure—EBITDA” for a discussion of this measure.

As a result of reduced spending by United States utilities on their distribution systems for several years, we believe there is a need for sustained investment by utilities on their distribution systems to properly maintain or meet reliability requirements. We continue to see increased bidding activity in some of our electric distribution markets, as economic conditions improved in those areas. We believe the increased storm activity and destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Distribution systems may also require upgrades to accommodate additional distributed energy resources and increased electrification. Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and staffing constraints. We believe electric utility employee retirements could increase with further economic recovery, which may result in an increase in outsourcing opportunities. We expect to see an incremental increase in distribution opportunities in the markets we serve during the rest of 2023.
Our C&I bidding opportunities could be impacted by continued market disruptions, and as a result, the growth of our C&I market will be heavily dependent on the timing and pace of the overall market recovery. We believe that the primary markets we serve such as health care, transportation, data centers, warehousing, clean energy and water/waste-water projects, may be somewhat less vulnerable to economic slowing.
In addition, the United States has experienced decades of underfunded economic expansion and aging infrastructure that has challenged the capacity of public water and transportation infrastructure forcing states and municipalities to seek creative means to fund needed expansion and repair. We believe the need for expanding public infrastructure will offer opportunity in our C&I segment for several years. Legislation and regulation that promotes domestic manufacturing could also create opportunity for our C&I segment. We expect the long-term growth in our C&I segment to generally track the overall growth of the regions we serve.
We strive to maintain our status as a preferred provider to our T&D and C&I customers. We continued to implement strategies that further expand our capabilities and effectively allocate capital. We have focused on strengthening our balance sheet by reducing our variable rate outstanding debt in the current higher interest rate environment, which has increased our liquidity and allows us to take advantage of future opportunities as they arise. Additionally, as of March 31, 2023, we had $75.0 million of remaining availability to purchase shares under our share repurchase program, which continues in effect until May 8, 2023, or until the authorized funds are exhausted.
We continue to manage our increasing operating costs, including increasing insurance, equipment, labor and material costs. We believe that our financial position, positive cash flows and other operational strengths will enable us to manage our markets and give us the flexibility to successfully execute our strategy. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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

Our backlog was $2.67 billion at March 31, 2023, compared to $2.50 billion at December 31, 2022 and $2.41 billion at March 31, 2022. Our backlog at March 31, 2023 increased $166.5 million from December 31, 2022. Backlog in the T&D segment increased $216.6 million and C&I backlog decreased $50.2 million compared to December 31, 2022. Our backlog as of March 31, 2023 included our proportionate share of joint venture backlog totaling $29.9 million, compared to $30.8 million at December 31, 2022.
The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at March 31, 2023
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2022
T&D	$1,282,116	$234,241	$1,065,476
C&I	1,386,173	277,611	1,436,351
Total	$2,668,289	$511,852	$2,501,827

Consolidated Results of Operations
The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2023		2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues	$811,616	100.0%	$636,624	100.0%
Contract costs	727,224	89.6	556,139	87.4
Gross profit	84,392	10.4	80,485	12.6
Selling, general and administrative expenses	56,964	7.0	53,564	8.4
Amortization of intangible assets	1,226	0.2	2,767	0.4
Gain on sale of property and equipment	(1,224)	(0.2)	(748)	(0.1)
Income from operations	27,426	3.4	24,902	3.9
Other income (expense):
Interest income	321	—	8	—
Interest expense	(586)	(0.1)	(451)	(0.1)
Other expense, net	(90)	—	(15)	—
Income before provision for income taxes	27,071	3.3	24,444	3.8
Income tax expense	3,908	0.4	3,756	0.6
Net income	$23,163	2.9%	$20,688	3.2%
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Revenues. Revenues were $811.6 million for the three months ended March 31, 2023 compared to $636.6 million for the three months ended March 31, 2022. The increase of $175.0 million, or 27.5%, was primarily due to an increase in C&I revenue in certain geographical areas and an increase in revenue on both transmission and distribution projects. Clean energy projects drove revenue increases in both of our segments during the three months ended March 31, 2023.

Gross margin. Gross margin was 10.4% for the three months ended March 31, 2023 compared to 12.6% for the three months ended March 31, 2022. The decrease in gross margin was primarily due to labor inefficiencies, some of which were caused by inclement weather and supply chain disruptions experienced on certain projects. Gross margin was also negatively impacted by an increase in cost associated with an adjustment to sales tax accruals for prior periods in one of our operating areas as well as rising costs associated with inflation. These margin decreases were partially offset by better-than-anticipated productivity on a project. Changes in estimates of gross profit on certain projects resulted in a gross margin decrease of 0.6% and an increase of 0.5% for the three months ended March 31, 2023 and 2022, respectively.
Gross profit. Gross profit was $84.4 million for the three months ended March 31, 2023 compared to $80.5 million for the three months ended March 31, 2022. The increase of $3.9 million, or 4.9%, was due to higher revenues, partially offset by lower margins.
Selling, general and administrative expenses. Selling, general and administrative expenses were $57.0 million for the three months ended March 31, 2023 compared to $53.6 million for the three months ended March 31, 2022. The period-over-period increase of $3.4 million was primarily due to an increase in employee-related expenses to support the growth in our operations and an increase in employee incentive compensation costs.
Gain on sale of property and equipment. Gains from the sale of property and equipment for the three months ended March 31, 2023 were $1.2 million compared to $0.7 million for the three months ended March 31, 2022. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Interest expense. Interest expense was $0.6 million for three months ended March 31, 2023 compared to $0.5 million for the three months ended March 31, 2022. This increase was primarily attributable to higher interest rates, partially offset by lower average debt balances, during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Income tax expense. Income tax expense was $3.9 million for the three months ended March 31, 2023, with an effective tax rate of 14.4%, compared to the expense of $3.8 million for the three months ended March 31, 2022, with an effective tax rate of 15.4%. The decrease in the tax rate for the three months ended March 31, 2023 was primarily due to a higher favorable impact from stock compensation excess tax benefits, partially offset by higher other permanent difference items.
Net income. Net income was $23.2 million for the three months ended March 31, 2023 compared to $20.7 million for the three months ended March 31, 2022. The increase was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended March 31,
	2023		2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$445,324	54.9%	$364,856	57.3%
Commercial & Industrial	366,292	45.1	271,768	42.7
Total	$811,616	100.0%	$636,624	100.0%
Operating income (loss):
Transmission & Distribution	$32,821	7.4%	$30,431	8.3%
Commercial & Industrial	10,627	2.9	10,090	3.7
Total	43,448	5.4	40,521	6.4
General Corporate	(16,022)	(2.0)	(15,619)	(2.5)
Consolidated	$27,426	3.4%	$24,902	3.9%

Transmission & Distribution
Revenues for our T&D segment for the three months ended March 31, 2023 were $445.3 million compared to $364.9 million for the three months ended March 31, 2022, an increase of $80.4 million, or 22.1%. The increase in revenue was primarily related to an increase in revenue on transmission projects, including revenues related to clean energy, and an increase in revenues on distribution projects. Revenues from transmission projects represented 66.9% and 60.7% of T&D segment revenue for the three months ended March 31, 2023 and 2022, respectively.
Operating income for our T&D segment for the three months ended March 31, 2023 was $32.8 million, an increase of $2.4 million, or 7.9%, from the three months ended March 31, 2022. The increase in T&D operating income from the prior year was primarily due to higher revenues. As a percentage of revenues, operating income for our T&D segment was 7.4% for the three months ended March 31, 2023 compared to 8.3% for the three months ended March 31, 2022. The decrease in T&D operating income as a percentage of revenues was primarily due to labor inefficiencies caused by inclement weather and supply chain disruptions experienced on certain projects.
Commercial & Industrial
Revenues for our C&I segment for the three months ended March 31, 2023 were $366.3 million compared to $271.8 million for the three months ended March 31, 2022, an increase of $94.5 million, or 34.8%, primarily due to higher revenue in certain geographical areas including revenues related to clean energy.
Operating income for our C&I segment for the three months ended March 31, 2023 was $10.6 million, an increase of $0.5 million, over the three months ended March 31, 2022. The period-over-period increase in operating income was primarily due to higher revenues. As a percentage of revenues, operating income for our C&I segment was 2.9% for the three months ended March 31, 2023 compared to 3.7% for the three months ended March 31, 2022. The decrease in C&I operating income as a percentage of revenues was primarily due to labor inefficiencies, some of which were caused by inclement weather and supply chain disruptions, as well as an increase in cost associated with an adjustment to sales tax accruals for prior periods in one of our operating areas. C&I operating income margin was also negatively impacted by rising costs associated with inflation. These decreases were partially offset by better-than-anticipated productivity on a project.
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
The following table provides a reconciliation of net income to EBITDA:

	Three months ended March 31,
(in thousands)	2023	2022
Net income	$23,163	$20,688
Add:
Interest expense, net	265	443
Income tax expense	3,908	3,756
Depreciation & amortization	13,989	14,671
EBITDA	$41,325	$39,558
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

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended March 31,
(in thousands)	2023	2022
Provided by Operating Activities:
Net cash flows provided by operating activities	$37,158	$21,467
Add/(subtract):
Changes in operating assets and liabilities	814	15,653
Adjustments to reconcile net income to net cash flows provided by operating activities	(14,809)	(16,432)
Depreciation & amortization	13,989	14,671
Income tax expense	3,908	3,756
Interest expense, net	265	443
EBITDA	$41,325	$39,558

Liquidity, Capital Resources and Material Cash Requirements
As of March 31, 2023, we had working capital of $223.5 million. We define working capital as current assets less current liabilities. During the three months ended March 31, 2023, operating activities of our business provided net cash of $37.2 million, compared to $21.5 million of cash provided for the three months ended March 31, 2022. Cash flow from operations is primarily influenced by operating margins, timing of contract performance and the type of services we provide to our customers. The $15.7 million year-over-year increase in cash provided by operating activities was primarily due to favorable net changes in operating assets and liabilities of $14.8 million, and an increase of $2.5 million in net income. The favorable change in operating assets and liabilities was primarily due to the favorable change of $15.6 million in other assets and the favorable change of $15.3 million in other liabilities partially offset by the net unfavorable year-over-year changes in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $11.8 million. The favorable change of $15.6 million in other assets was primarily due to the timing of prepayments related to materials required for certain projects. The favorable change of $15.3 million in other liabilities was primarily due to changes in our employee incentive compensation accruals. The net unfavorable changes of $11.8 million in cash provided by working capital accounts, mainly related to construction activities, were primarily due to unfavorable changes in accounts payable and contract assets partially offset by favorable changes in accounts receivable, these changes are due to the timing of billings and payments under our contracts.
In the three months ended March 31, 2023, we used net cash of $18.1 million in investing activities consisting of $19.6 million for capital expenditures, partially offset by $1.5 million of proceeds from the sale of equipment.
In the three months ended March 31, 2023, financing activities used net cash of $23.1 million, consisting primarily of $12.9 million of net repayments under our revolving line of credit, $7.9 million of shares repurchased to satisfy tax obligations under our stock compensation programs and $2.0 million of payments under our equipment notes.
We believe our $363.3 million borrowing availability under our revolving line of credit at March 31, 2023, future cash flow from operations and our ability to utilize short-term and long-term leases will provide sufficient liquidity for our short-term and long-term needs. Our primary short-term liquidity needs include cash for operations, debt service requirements, capital expenditures, acquisition and joint venture opportunities. We believe that we have adequate sources of liquidity to meet our long-term liquidity needs and foreseeable material cash requirements, including those associated with funding future acquisition opportunities. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
Under the Credit Agreement, we are subject to certain financial covenants and are limited to a maximum consolidated Leverage Ratio of 3.0 and a minimum interest coverage ratio of 3.0, which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement). The Credit Agreement also contains a number of covenants, including limitations on asset sales, investments, indebtedness and liens. We were in compliance with all of the financial covenants under the Credit Agreement as of March 31, 2023.
We had no debt outstanding under the Facility as of March 31, 2023. We had $12.9 million of debt outstanding under the Facility as of December 31, 2022.
Letters of Credit
Some of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our insurance programs. In addition, from time-to-time certain customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions in accordance with the terms of the letter of credit. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. Currently, we do not believe it is likely that any claims will be made under any letter of credit.
As of March 31, 2023 and December 31, 2022, we had $11.7 million and $12.8 million, respectively, in letters of credit outstanding under our Credit Agreement, which were almost entirely related to the Company's payment obligation under its insurance programs.

Equipment Notes
We have entered into multiple Master Loan Agreements with multiple finance companies. The Master Loan Agreements may be used for financing of equipment between us and the lenders pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.
As of March 31, 2023, we had two outstanding Equipment Notes collateralized by equipment and vehicles owned by us. As of December 31, 2022, we had two outstanding Equipment Notes collateralized by equipment and vehicles owned by us. As of March 31, 2023 and December 31, 2022, we also had one other equipment note outstanding collateralized by a vehicle owned by us. The outstanding balance of all equipment notes was $25.7 million as of March 31, 2023 and $27.6 million as of December 31, 2022. As of March 31, 2023, we had outstanding short-term and long-term equipment notes of approximately $5.2 million and $20.5 million, respectively. As of December 31, 2022, we had an outstanding short-term and long-term Equipment Notes of approximately $5.1 million and $22.6 million, respectively.
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
The outstanding balance of operating lease obligations was $29.4 million as of March 31, 2023, consisting of short-term and long-term operating lease obligations of approximately $10.0 million and $19.4 million, respectively. The outstanding balance of operating lease obligations was $30.5 million as of December 31, 2022, consisting of short-term and long-term operating lease obligations of approximately $9.7 million and $20.8 million, respectively.
The outstanding balance of finance lease obligations was $3.1 million as of March 31, 2023, consisting of short-term and long-term finance lease obligations of approximately $1.1 million and $2.0 million, respectively. As of December 31, 2022 we had $3.4 million outstanding finance lease obligations, consisting of short-term and long-term finance lease obligations of approximately $1.1 million and $2.3 million, respectively.
Purchase Commitments for Construction Equipment
As of March 31, 2023, we had approximately $26.0 million in outstanding purchase obligations for certain construction equipment to be paid with cash outlays scheduled to occur in 2023 and 2024.
Performance and Payment Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse our sureties for any expenses or outlays they incur. Under our continuing indemnity and security agreements with our sureties, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to any of our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of March 31, 2023, an aggregate of approximately $2.03 billion in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $733.3 million as of March 31, 2023.
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

Concentration of Credit Risk
We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2023 and 2022, none of our customers individually exceeded 10% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
New Accounting Pronouncements
For a discussion regarding new accounting pronouncements, please refer to Note 1–Organization, Business and Basis of Presentation—Recent Accounting Pronouncements in the accompanying notes to our Consolidated Financial Statements.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our 2022 Annual Report.
Cautionary Statement Concerning Forward-Looking Statements and Information
We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.
Statements in this Quarterly Report on Form 10-Q contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should”, "unlikely,” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict, and many of which are beyond our control. These and other important factors, including those discussed under the caption “Forward-Looking Statements” and in Item 1A. “Risk Factors” in our 2022 Annual Report, and in any risk factors or cautionary statements contained in our other filings with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.
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
•Risks associated with operating in the Canadian market could impact our profitability.
•Changes in tax laws or our interpretations of tax laws could materially impact our income tax liabilities.
•The nature of our business exposes us to potential liability for warranty claims and faulty engineering, which may reduce our profitability.
•Pandemic outbreaks of disease, such as the COVID-19 pandemic, have in the past had and may in the future have an adverse impact on our business, employees, liquidity, financial condition, results of operations and cash flows.
•Our dependence on suppliers, subcontractors and equipment manufacturers could expose us to the risk of loss in our operations.
•Our participation in joint ventures and other projects with third parties may expose us to liability for failures of our partners.
•Legislative or regulatory actions relating to electricity transmission and clean energy may impact demand for our services.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2023, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the three months ended March 31, 2023 and 2022, including instruments for trading, hedging or speculating on changes in interest rates or commodity prices of materials used in our business.
Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, federal funds effective rate, the NYFRB overnight bank funding rate, CDOR, and LIBOR (or any interest rate replacing LIBOR). If the prime rate, Canadian prime rate, federal funds effective rate, the NYFRB overnight bank funding rate, CDOR, or LIBOR (or any interest rate replacing LIBOR) rises, any interest payment obligations would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of March 31, 2023, we did not have any borrowings under our Facility.
Borrowings under our equipment notes are at fixed rates established on the date the respective equipment note was executed.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
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
ITEM 1A.    RISK FACTORS
We face a number of risks that could materially and adversely affect our business, employees, liquidity, financial condition, results of operations and cash flows. A discussion of our risk factors can be found in Item 1A. “Risk Factors” in our 2022 Annual Report. As of the date of this filing, there have been no material changes to the risk factors previously discussed in Item 1A. “Risk Factors” in our 2022 Annual Report. An investment in our common stock involves various risks. When considering an investment in the Company, you should carefully consider all of the risk factors described in our 2022 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. These risks and uncertainties could adversely affect our business, employees, liquidity, financial condition, results of operations or cash flows and, thus, the value of our common stock and any investment in the Company.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Common Stock. The following table includes all of the Company’s repurchases of common stock for the periods shown. Repurchased shares are retired and returned to authorized but unissued common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2023 - January 31, 2023	—	$—	—	$75,000,000
February 1, 2023 - February 28, 2023	55,873	$99.77	—	$75,000,000
March 1, 2023 - March 31, 2023	20,277	$116.47	—	$75,000,000
Total	76,150	$104.22	—
(1) This column contains repurchases of common stock to satisfy tax obligations on the vesting of performance and restricted stock under the 2017 Long-Term Incentive Plan (as amended).
(2) On November 2, 2022, the Company announced that its Board of Directors had authorized a new $75.0 million share repurchase program (the "Repurchase Program"), which became effective on November 8, 2022. The Repurchase Program will expire on May 8, 2023, or when the authorized funds are exhausted, whichever is earlier. As of March 31, 2023, the Company had $75.0 million of remaining availability to repurchase shares of the Company’s common stock under the Repurchase Program.

ITEM 6.    EXHIBITS

Number	Description
3.1
Certificate of Amendment to the Restated Certificate of Incorporation of MYR Group Inc., incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 24, 2023

3.2	Amended and Restated By-Laws of MYR Group Inc., incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 24, 2023
10.1
Employment Agreement, dated January 9, 2023 between the Company and Kelly M. Huntington, incorporated by reference to exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-08325), filed with the SEC on February 22, 2023+

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

MYR GROUP INC. (Registrant)

April 26, 2023	/s/ KELLY M. HUNTINGTON
Kelly M. Huntington Senior Vice President and Chief Financial Officer