Form 10-Q
period 2023-09-30
MYR GROUP INC.
filed 2023-10-25
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 20, 2023, there were 16,709,534 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,471	$51,040
Accounts receivable, net of allowances of $1,986 and $2,073, respectively	548,766	472,543
Contract assets, net of allowances of $608 and $499, respectively	410,277	300,615
Current portion of receivable for insurance claims in excess of deductibles	9,359	9,325
Refundable income taxes	4,853	8,944
Prepaid expenses and other current assets	28,557	47,824
Total current assets	1,032,283	890,291
Property and equipment, net of accumulated depreciation of $372,147 and $351,753, respectively	256,295	233,175
Operating lease right-of-use assets	29,098	30,544
Goodwill	115,728	115,847
Intangible assets, net of accumulated amortization of $29,092 and $25,439, respectively	83,790	87,557
Receivable for insurance claims in excess of deductibles	32,618	34,210
Investment in joint ventures	5,405	3,697
Other assets	5,516	3,537
Total assets	$1,560,733	$1,398,858

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,265	$5,074
Current portion of operating lease obligations	9,319	9,711
Current portion of finance lease obligations	2,139	1,127
Accounts payable	377,690	315,323
Contract liabilities	230,971	227,055
Current portion of accrued self-insurance	28,534	28,752
Accrued income taxes	1,557	—
Other current liabilities	85,176	79,918
Total current liabilities	740,651	666,960
Deferred income tax liabilities	45,737	45,775
Long-term debt	57,073	35,479
Accrued self-insurance	50,384	51,287
Operating lease obligations, net of current maturities	19,776	20,845
Finance lease obligations, net of current maturities	429	2,313
Other liabilities	21,224	15,999
Total liabilities	935,274	838,658
Commitments and contingencies
Shareholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 16,709,534 and 16,563,767 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	167	165
Additional paid-in capital	160,813	161,427
Accumulated other comprehensive loss	(6,635)	(6,300)
Retained earnings	471,114	404,908
Total shareholders’ equity	625,459	560,200
Total liabilities and shareholders’ equity	$1,560,733	$1,398,858
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Contract revenues	$939,476	$799,848	$2,639,708	$2,144,586
Contract costs	847,093	713,502	2,372,806	1,896,893
Gross profit	92,383	86,346	266,902	247,693
Selling, general and administrative expenses	59,879	58,891	174,618	164,471
Amortization of intangible assets	1,231	827	3,686	6,847
Gain on sale of property and equipment	(754)	(347)	(3,293)	(1,747)
Income from operations	32,027	26,975	91,891	78,122
Other income (expense):
Interest income	226	44	740	58
Interest expense	(1,319)	(1,134)	(3,059)	(2,235)
Other income (expense), net	(91)	223	(61)	2,485
Income before provision for income taxes	30,843	26,108	89,511	78,430
Income tax expense	9,331	7,672	22,563	19,622
Net income	$21,512	$18,436	$66,948	$58,808
Income per common share:
—Basic	$1.29	$1.11	$4.01	$3.50
—Diluted	$1.28	$1.09	$3.98	$3.45
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,710	16,659	16,678	16,822
—Diluted	16,829	16,853	16,821	17,044

Net income	$21,512	$18,436	$66,948	$58,808
Other comprehensive loss:
Foreign currency translation adjustment	(2,611)	(5,946)	(335)	(7,772)
Other comprehensive loss	(2,611)	(5,946)	(335)	(7,772)
Total comprehensive income	$18,901	$12,490	$66,613	$51,036
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
(in thousands)	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2021	$—	16,871	$168	$163,754	$173	$355,007	$519,102
Net income	—	—	—	—	—	20,688	20,688
Stock issued under compensation plans, net	—	193	2	2	—	—	4
Stock-based compensation expense	—	—	—	1,624	—	—	1,624
Shares repurchased related to tax withholding for stock-based compensation	—	(69)	—	(6,124)	—	(667)	(6,791)
Other comprehensive income	—	—	—	—	1,651	—	1,651
Balance at March 31, 2022	—	16,995	170	159,256	1,824	375,028	536,278
Net income	—	—	—	—	—	19,684	19,684
Stock issued under compensation plans, net	—	9	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,064	—	—	2,064
Settlement of stock repurchase program	—	(280)	(3)	(2,629)	—	(20,835)	(23,467)
Other comprehensive loss	—	—	—	—	(3,477)	—	(3,477)
Balance at June 30, 2022	—	16,724	167	158,691	(1,653)	373,877	531,082
Net income	—	—	—	—	—	18,436	18,436
Stock issued under compensation plans, net	—	—	—	26	—	—	26
Stock-based compensation expense	—	—	—	2,178	—	—	2,178
Settlement of stock repurchase program	—	(117)	(1)	(1,111)	—	(8,787)	(9,899)
Other comprehensive loss	—	—	—	—	(5,946)	—	(5,946)
Balance at September 30, 2022	$—	16,607	$166	$159,784	$(7,599)	$383,526	$535,877

Balance at December 31, 2022	$—	16,564	$165	$161,427	$(6,300)	$404,908	$560,200
Net income	—	—	—	—	—	23,163	23,163
Stock issued under compensation plans, net	—	211	2	18	—	—	20
Stock-based compensation expense	—	—	—	1,982	—	—	1,982
Shares repurchased related to tax withholding for stock-based compensation	—	(76)	—	(7,194)	—	(742)	(7,936)
Other comprehensive income	—	—	—	—	136	—	136
Balance at March 31, 2023	—	16,699	167	156,233	(6,164)	427,329	577,565
Net income	—	—	—	—	—	22,273	22,273
Stock issued under compensation plans, net	—	11	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,322	—	—	2,322
Other comprehensive income	—	—	—	—	2,140	—	2,140
Balance at June 30, 2023	—	16,710	167	158,555	(4,024)	449,602	604,300
Net income	—	—	—	—	—	21,512	21,512
Stock-based compensation expense	—	—	—	2,258	—	—	2,258
Other comprehensive loss	—	—	—	—	(2,611)	—	(2,611)
Balance at September 30, 2023	$—	16,710	$167	$160,813	$(6,635)	$471,114	$625,459
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$66,948	$58,808
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	39,848	36,317
Amortization of intangible assets	3,686	6,847
Stock-based compensation expense	6,562	5,866
Deferred income taxes	—	(1)
Gain on sale of property and equipment	(3,293)	(1,747)
Other non-cash items	564	3,230
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(76,349)	(56,125)
Contract assets, net	(109,803)	(74,775)
Receivable for insurance claims in excess of deductibles	1,558	(271)
Other assets	21,503	23,326
Accounts payable	62,276	71,758
Contract liabilities	3,941	5,582
Accrued self-insurance	(1,119)	1,462
Other liabilities	12,070	(6,551)
Net cash flows provided by operating activities	28,392	73,726
Cash flows from investing activities:
Proceeds from sale of property and equipment	3,998	1,649
Cash paid for acquired business, net of cash acquired	—	(110,660)
Purchases of property and equipment	(63,791)	(48,522)
Net cash flows used in investing activities	(59,793)	(157,533)
Cash flows from financing activities:
Borrowings under revolving lines of credit	354,467	173,250
Repayments under revolving lines of credit	(328,085)	(115,502)
Borrowings under equipment notes	—	24,187
Payment of principal obligations under equipment notes	(4,597)	(522)
Payment of principal obligations under finance leases	(872)	(1,272)
Proceeds from exercise of stock options	20	30
Repurchase of common stock	—	(31,654)
Debt refinancing costs	(2,129)	—
Payments related to tax withholding for stock-based compensation	(7,936)	(6,791)
Net cash flows provided by financing activities	10,868	41,726
Effect of exchange rate changes on cash	(36)	(4,244)
Net decrease in cash and cash equivalents	(20,569)	(46,325)
Cash and cash equivalents:
Beginning of period	51,040	82,092
End of period	$30,471	$35,767

Supplemental cash flow information:
Noncash financing activities:
Share repurchases not settled	$—	$1,712
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Business and Basis of Presentation
Organization and Business
MYR Group Inc. (the “Company”) is a holding company of specialty electrical construction service providers conducting operations through wholly owned subsidiaries. The Company performs construction services in two business segments: Transmission and Distribution (“T&D”), and Commercial and Industrial (“C&I”). T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. T&D provides a broad range of services on electric transmission, distribution networks, substation facilities, clean energy projects and electric vehicle charging infrastructure. T&D services include design, engineering, procurement, construction, upgrade, maintenance and repair services. C&I customers include general contractors, commercial and industrial facility owners, government agencies and developers. C&I provides a broad range of services, which include the design, installation, maintenance and repair of commercial and industrial wiring. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, commercial and industrial facilities, clean energy projects, manufacturing plants, processing facilities, water/waste-water treatment facilities, mining facilities, intelligent transportation systems, roadway lighting, signalization and electric vehicle charging infrastructure.
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
Joint Ventures and Noncontrolling Interests
The Company accounts for investments in joint ventures using the proportionate consolidation method for income statement reporting and under the equity method for balance sheet reporting, unless the Company has a controlling interest causing the joint venture to be consolidated with equity owned by other joint venture partners recorded as noncontrolling interests. As of September 30, 2023, the Company did not have a controlling interest in any current joint venture partnerships. Under the proportionate consolidation method, joint venture activity is allocated to the appropriate line items found on the consolidated statements of operations in proportion to the percentage of participation the Company has in the joint venture. Under the equity method the net investment in joint ventures is stated as a single item on the Company’s consolidated balance sheets. If an investment in a joint venture contains a recourse or unfunded commitments to provide additional equity, distributions and/or losses in excess of the investment, a liability is recorded in other current liabilities on the Company’s consolidated balance sheets.

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
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and intercompany loans that are not deemed long-term investment accounts are recorded in the “other income (expense), net” line on the Company’s consolidated statements of operations. Foreign currency losses, recorded in other income (expense), net, for the nine months ended September 30, 2023 and 2022 were not significant. Foreign currency translation gains and losses, arising from intercompany loans that are deemed long-term investment accounts, are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
As of September 30, 2023 and December 31, 2022, the Company had recognized revenues of $57.1 million and $19.6 million, respectively, related to large change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended September 30, 2023, changes in estimates pertaining to certain projects decreased consolidated gross margin by 1.3%, which resulted in decreases in operating income of $11.5 million, net income of $8.0 million and diluted earnings per common share of $0.47. During the nine months ended September 30, 2023, changes in estimates pertaining to certain projects decreased consolidated gross margin by 1.2% and resulted in decreases in operating income of $32.2 million, net income of $22.4 million and diluted earnings per common share of $1.33. Additional discussion on the impact of these estimate changes can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations.”
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
2. Contract Assets and Liabilities
Contracts with customers usually stipulate the timing of payment, which is defined by the terms found within the various contracts under which work was performed during the period. Therefore, contract assets and liabilities are created when the timing of costs incurred on work performed does not coincide with the billing terms. These contracts frequently include retention provisions contained in each contract.
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.6 million as of September 30, 2023 and $0.5 million as of December 31, 2022.
Contract assets consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022	Change
Unbilled revenue, net	$217,617	$156,266	$61,351
Contract retainages, net	192,660	144,349	48,311
Contract assets, net	$410,277	$300,615	$109,662
The Company’s consolidated balance sheets present contract liabilities that contain deferred revenue and an accrual for contracts in a loss provision.
Contract liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022	Change
Deferred revenue	$227,208	$223,654	$3,554
Accrued loss provision	3,763	3,401	362
Contract liabilities	$230,971	$227,055	$3,916
The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	September 30, 2023	December 31, 2022	Change
Contract assets, net	$410,277	$300,615	$109,662
Contract liabilities	(230,971)	(227,055)	(3,916)
Net contract assets	$179,306	$73,560	$105,746
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $16.3 million and $114.0 million for the three and nine months ended September 30, 2023, respectively. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $42.1 million and $101.1 million for the three and nine months ended September 30, 2022, respectively.

The net asset position for contracts in process consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Costs and estimated earnings on uncompleted contracts	$6,329,063	$5,390,535
Less: billings to date	6,338,654	5,457,923
	$(9,591)	$(67,388)
The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

(in thousands)	September 30, 2023	December 31, 2022
Unbilled revenue	$217,617	$156,266
Deferred revenue	(227,208)	(223,654)
	$(9,591)	$(67,388)

3. Lease Obligations
From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to six years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At September 30, 2023, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.
The following is a summary of the lease-related assets and liabilities recorded:

		September 30, 2023	December 31, 2022
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$29,098	$30,544
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	2,490	3,238
Total right-of-use lease assets		$31,588	$33,782

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$9,319	$9,711
Finance lease obligations	Current portion of finance lease obligations	2,139	1,127
Total current obligations		11,458	10,838
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	19,776	20,845
Finance lease obligations	Finance lease obligations, net of current maturities	429	2,313
Total non-current obligations		20,205	23,158
Total lease obligations		$31,663	$33,996

The following is a summary of the lease terms and discount rates:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term - finance leases	1.2 years	1.9 years
Weighted-average remaining lease term - operating leases	3.4 years	3.6 years
Weighted-average discount rate - finance leases	3.1%	3.0%
Weighted-average discount rate - operating leases	3.9%	3.8%
The following is a summary of certain information related to the lease costs for finance and operating leases:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$78	$107	$1,566	$841
Interest on lease liabilities	20	30	65	105
Operating lease cost	3,638	3,488	10,764	9,898
Variable lease costs	89	102	262	313
Total lease cost	$3,825	$3,727	$12,657	$11,157
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Nine months ended September 30,
(in thousands)	2023	2022
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,989	$9,779
Right-of-use asset obtained in exchange for new operating lease obligations	$7,763	$19,596
Right-of-use asset obtained in exchange for new finance lease obligations	$—	$510

The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under financial leases, less interest, and under operating leases, less imputed interest, as of September 30, 2023 were as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations
Remainder of 2023	$290	$3,551	$3,841
2024	2,028	11,475	13,503
2025	312	8,706	9,018
2026	—	6,696	6,696
2027	—	2,612	2,612
2028	—	1,547	1,547
Thereafter	—	1,783	1,783
Total minimum lease payments	2,630	36,370	39,000
Financing component	(62)	(7,275)	(7,337)
Net present value of minimum lease payments	2,568	29,095	31,663
Less: current portion of finance and operating lease obligations	(2,139)	(9,319)	(11,458)
Long-term finance and operating lease obligations	$429	$19,776	$20,205
The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at or below market rental rates. As of September 30, 2023, the minimum lease payments required under these leases totaled $7.1 million, which are due over the next 4.8 years.
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
As of September 30, 2023 and December 31, 2022, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of September 30, 2023 and December 31, 2022, the fair value of the Company’s long-term debt and finance lease obligations was based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at September 30, 2023 and December 31, 2022, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying value of the Company’s finance lease obligations also approximated fair value.

As of September 30, 2023, the fair value of the Company’s contingent earn-out consideration liability associated with the acquisition of Powerline Plus Ltd. and its affiliate PLP Redimix Ltd. (collectively, the “Powerline Plus Companies") on January 4, 2022, was based on Level 3 inputs. The contingent earn-out consideration recorded represents the estimated fair value of future amounts potentially payable to the former owners of the acquired Powerline Plus Companies, if the Powerline Plus Companies achieve certain performance targets over a three-year post-acquisition period. The fair value was initially determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor. The fair value of this contingent earn-out consideration liability will be evaluated on an ongoing basis by management. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3). Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. As of the acquisition date, the fair value of the contingent earn-out consideration was $0.9 million. As of September 30, 2023 and December 31, 2022, the fair value of the contingent earn-out consideration was $0.2 million. The future payout of the contingent earn-out consideration, if any, is unlimited and could be significantly higher than the acquisition date fair value. If the minimum thresholds of the performance targets are achieved the contingent earn-out consideration payment will be approximately $16.6 million. There were no changes in contingent earn-out consideration during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company recorded changes in contingent earn-out consideration, subsequent to the acquisition, of approximately $0.5 million. Any changes in contingent earn-out consideration are recorded in other income.
5. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

(dollar amounts in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of September 30, 2023	Outstanding Balance as of December 31, 2022
Credit Agreement
Revolving loans	5/31/2023	Variable	Variable	5	$39,297	$12,915

Equipment Notes
Equipment Note 8	12/27/2019	2.75%	Semi-annual	5	2,871	3,464
Equipment Note 10	8/26/2022	4.32%	Semi-annual	5	20,124	24,119
Other equipment note	4/11/2022	4.55%	Monthly	5	46	55
					23,041	27,638
Total debt					62,338	40,553
Less: current portion of long-term debt					(5,265)	(5,074)
Long-term debt					$57,073	$35,479

Credit Agreement
On May 31, 2023, the Company entered into a five-year third amended and restated credit agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provides for a $490 million revolving credit facility (the “Facility”), subject to certain financial covenants as defined in the Credit Agreement. The Facility allows for revolving loans in Canadian dollars and other non-US currencies, up to the U.S. dollar equivalent of $150 million. Up to $75 million, of the Facility may be used for letters of credit, with an additional $75 million available for letters of credit, subject to the sole discretion of each issuing bank. The Facility also allows for $15 million to be used for swingline loans. The Company has an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $200 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. Additionally, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. The Credit Agreement provides for customary events of default. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement are used to refinance existing indebtedness, and to provide for future working capital, capital expenditures, acquisitions and other general corporate purposes.
Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.25% to 1.00%; or (2)  the Term Benchmark Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 2.00%. The applicable margin is determined based on the Company’s Net Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement establishes Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Credit Agreement) as the benchmark rate, in replacement of LIBOR. Letters of credit issued under the Facility are subject to a letter of credit fee of 1.25% to 2.00% for non-performance letters of credit or 0.625% to 1.00% for performance letters of credit, based on the Company’s Net Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.30%, based on the Company’s Net Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s Net Leverage Ratio, after giving pro forma effect thereto, exceeds 2.75. The weighted average interest rate on borrowings outstanding on the Facility for the nine months ended September 30, 2023 was 6.96% per annum.
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of September 30, 2023.
As of September 30, 2023, the Company had $39.3 million of borrowings outstanding under the Facility and letters of credit outstanding under the Facility of approximately $18.9 million, including $11.7 million related to the Company's payment obligation under its insurance programs and approximately $7.2 million related to contract performance obligations.
As of December 31, 2022, the Company had $12.9 million of borrowings outstanding under the revolving credit facility under its previous credit agreement and letters of credit outstanding under the revolving credit facility under its previous credit agreement of approximately $12.8 million, which were almost entirely related to the Company's payment obligation under its insurance programs.
The Company had remaining deferred debt issuance costs totaling $2.4 million as of September 30, 2023, related to the line of credit. As permitted, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit. On May 31, 2023, the Company had remaining deferred debt issuance costs related to our previous credit agreement totaling $0.4 million, which will be amortized over the life of the Facility.
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

As of September 30, 2023, the Company had two Equipment Notes outstanding under the Master Loan Agreements that are collateralized by equipment and vehicles owned by the Company. As of September 30, 2023, the Company had one other equipment note outstanding that is collateralized by a vehicle owned by the Company. The following table sets forth our remaining principal payments for all of the Company’s outstanding equipment notes as of September 30, 2023:

(in thousands)	Future Equipment Notes Principal Payments
Remainder of 2023	$541
2024	6,514
2025	4,364
2026	4,555
2027	7,067
2028	—
Total future principal payments	23,041
Less: current portion of equipment notes	(5,265)
Long-term principal obligations	$17,776
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

The components of the Company’s revenue by contract type for the three months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30, 2023
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$283,440	51.7%	$319,546	81.7%	$602,986	64.2%
Unit price	143,218	26.1	26,899	6.9	170,117	18.1
T&E	121,937	22.2	44,436	11.4	166,373	17.7
	$548,595	100.0%	$390,881	100.0%	$939,476	100.0%

	Three months ended September 30, 2022
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$216,082	47.8%	$290,078	83.4%	$506,160	63.3%
Unit price	127,121	28.1	27,597	7.9	154,718	19.3
T&E	108,811	24.1	30,159	8.7	138,970	17.4
	$452,014	100.0%	$347,834	100.0%	$799,848	100.0%
The components of the Company’s revenue by contract type for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine months ended September 30, 2023
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$774,022	51.7%	$938,576	82.2%	$1,712,598	64.9%
Unit price	396,855	26.5	68,099	6.0	464,954	17.6
T&E	326,778	21.8	135,378	11.8	462,156	17.5
	$1,497,655	100.0%	$1,142,053	100.0%	$2,639,708	100.0%

	Nine months ended September 30, 2022
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$559,920	45.5%	$752,337	82.5%	$1,312,257	61.2%
Unit price	349,051	28.3	60,332	6.6	409,383	19.1
T&E	323,134	26.2	99,812	10.9	422,946	19.7
	$1,232,105	100.0%	$912,481	100.0%	$2,144,586	100.0%
The components of the Company’s revenue by market type for the three months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30, 2023			Three months ended September 30, 2022
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$357,708	38.1%	T&D	$264,022	33.0%	T&D
Distribution	190,887	20.3	T&D	187,992	23.5	T&D
Electrical construction	390,881	41.6	C&I	347,834	43.5	C&I
Total revenue	$939,476	100.0%		$799,848	100.0%

The components of the Company’s revenue by market type for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$978,078	37.0%	T&D	$735,707	34.3%	T&D
Distribution	519,577	19.7	T&D	496,398	23.2	T&D
Electrical construction	1,142,053	43.3	C&I	912,481	42.5	C&I
Total revenue	$2,639,708	100.0%		$2,144,586	100.0%
Remaining Performance Obligations
As of September 30, 2023, the Company had $2.40 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.
The following table summarizes the amount of remaining performance obligations as of September 30, 2023 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will not be recognized within the next twelve months.

	Remaining Performance Obligations at September 30, 2023
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total at December 31, 2022
T&D	$934,860	$90,901	$898,617
C&I	1,462,270	344,458	1,428,257
Total	$2,397,130	$435,359	$2,326,874
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
7. Income Taxes
The U.S. federal statutory tax rate was 21% for each of the three and nine months ended September 30, 2023 and 2022. The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 30.3% and 25.2%, respectively, of pretax income compared to the effective tax rate for the three and nine months ended September 30, 2022 of 29.4% and 25.0%, respectively.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended September 30, 2023 and September 30, 2022, was primarily due to state income taxes, Canadian taxes and other permanent difference items.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the nine months ended September 30, 2023 and September 30, 2022, was primarily due to state income taxes, Canadian taxes and other permanent difference items partially offset by a favorable impact from stock compensation excess tax benefits.
The Company had unrecognized tax benefits of approximately $0.6 million and $0.5 million as of September 30, 2023 and December 31, 2022, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.
The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three and nine months ended September 30, 2023 and 2022.

The Company is subject to taxation in various jurisdictions. The Company’s 2019 through 2021 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2018 through 2021.
8. Commitments and Contingencies
Purchase Commitments
As of September 30, 2023, the Company had approximately $37.4 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur in 2023 and 2024.
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
Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of September 30, 2023, an aggregate of approximately $2.30 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $732.2 million as of September 30, 2023.
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
The Company is routinely subject to other civil claims, litigation and arbitration, and regulatory investigations arising in the ordinary course of business. These claims, lawsuits and other proceedings include claims related to the Company’s current services and operations, as well as our historic operations.
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
During the nine months ended September 30, 2023, the Company granted time-vested stock awards covering 51,167 shares of common stock under the LTIP, which vest ratably over three years for employee awards and after one year for non-employee director awards, at a weighted average grant date fair value of $117.60. During the nine months ended September 30, 2023, time-vested stock awards covering 63,722 shares of common stock vested at a weighted average grant date fair value of $59.71.
During the nine months ended September 30, 2023, the Company granted 32,994 performance share awards under the LTIP at target, which will cliff vest, if earned, on December 31, 2025, at a weighted average grant date fair value of $136.54. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares granted, based upon the Company’s performance compared to certain metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to targets, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards granted cliff vest following the performance period if the stated performance targets and minimum service requirements are attained and are paid in shares of the Company’s common stock.
During the nine months ended September 30, 2023, plan participants exercised options to purchase 827 shares of the Company’s common stock with a weighted average exercise price of $24.68. During the nine months ended September 30, 2023, 42 options expired. On March 25, 2023, the Company's final outstanding and exercisable options expired, and the Company had no remaining awards outstanding under the 2007 LTIP.
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
The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Contract revenues:
T&D	$548,595	$452,014	$1,497,655	$1,232,105
C&I	390,881	347,834	1,142,053	912,481
	$939,476	$799,848	$2,639,708	$2,144,586
Income from operations:
T&D	$36,262	$34,315	$106,817	$97,555
C&I	13,932	10,876	37,182	30,478
General Corporate	(18,167)	(18,216)	(52,108)	(49,911)
	$32,027	$26,975	$91,891	$78,122
11. Earnings Per Share
The Company computes earnings per share using the treasury stock method. Under the treasury stock method, basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period, and diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.

Net income and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income	$21,512	$18,436	$66,948	$58,808

Denominator:
Weighted average common shares outstanding	16,710	16,659	16,678	16,822
Weighted average dilutive securities	119	194	143	222
Weighted average common shares outstanding, diluted	16,829	16,853	16,821	17,044

Income per common share:
Basic	$1.29	$1.11	$4.01	$3.50
Diluted	$1.28	$1.09	$3.98	$3.45
For the three and nine months ended September 30, 2023 and 2022, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would have been anti-dilutive. All of the Company’s unvested time-vested stock awards were included in the computation of weighted average dilutive securities.
The following table summarizes the shares of common stock underlying the Company’s unvested performance awards that were excluded from the calculation of dilutive securities:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Performance awards	—	13	14	13
Share Repurchases
During the nine months ended September 30, 2023 the Company repurchased 76,150 shares of stock, for approximately $7.9 million, from its employees to satisfy tax obligations on shares vested under the LTIP. During the nine months ended September 30, 2022 the Company repurchased 68,675 shares of stock, for approximately $6.8 million, from its employees to satisfy tax obligations on shares vested under the LTIP.
On May 2, 2023, the Company announced that its Board of Directors had authorized a new $75.0 million share repurchase program (the "Repurchase Program"), which became effective on May 9, 2023. The Repurchase Program will expire on November 8, 2023, or when the authorized funds are exhausted, whichever is earlier. During the nine months ended September 30, 2023, the Company had no repurchases of its common stock under the Repurchase Program or the prior repurchase program. During the nine months ended September 30, 2022, the Company repurchased 398,152 shares of its common stock under a prior repurchase program at a weighted-average price of $83.81 per share. As of September 30, 2023, the Company had $75.0 million of remaining availability to repurchase shares of the Company’s common stock under the Repurchase Program.

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
We had consolidated revenues for the nine months ended September 30, 2023 of $2.64 billion, of which 56.7% was attributable to our T&D customers and 43.3% was attributable to our C&I customers. Our consolidated revenues for the nine months ended September 30, 2022 were $2.14 billion. For the nine months ended September 30, 2023, our net income and EBITDA(1) were $66.9 million and $135.4 million, respectively, compared to $58.8 million and $123.8 million, respectively, for the nine months ended September 30, 2022.
We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new clean energy sources. Consequently, we believe that we will continue to see significant bidding activity on large transmission projects going forward. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in the remainder of 2023 will not likely begin until 2024. Bidding and construction activity for small to medium-size transmission projects and upgrades remain active, and we expect this trend to continue.
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
We strive to maintain our status as a preferred provider to our T&D and C&I customers. We continue to implement strategies that are designed to further expand our capabilities and effectively allocate capital. We have focused on strengthening our balance sheet by maintaining a low level of variable rate outstanding debt in the current higher interest rate environment and increasing our revolving credit facility to $490 million. This expanded availability of liquidity will allow us to take advantage of future opportunities as they arise. Additionally, as of September 30, 2023, we had $75.0 million of remaining availability to purchase shares under our share repurchase program, which continues in effect until November 8, 2023, or until the authorized funds are exhausted.
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

Our backlog was $2.62 billion at September 30, 2023, compared to $2.50 billion at December 31, 2022 and $2.48 billion at September 30, 2022. Our backlog at September 30, 2023 decreased $116.4 million from June 30, 2023. Backlog in the T&D segment decreased $42.9 million and C&I backlog decreased $73.5 million compared to June 30, 2023. Our backlog as of September 30, 2023 included our proportionate share of joint venture backlog totaling $23.5 million, compared to $29.0 million at June 30, 2023.
The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months:

	Backlog at September 30, 2023
(in thousands)	Total	Amount estimated to not be recognized within 12 months	Total backlog at December 31, 2022
T&D	$1,138,352	$90,901	$1,065,476
C&I	1,479,540	344,458	1,436,351
Total	$2,617,892	$435,359	$2,501,827

Consolidated Results of Operations
The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$939,476	100.0%	$799,848	100.0%	$2,639,708	100.0%	$2,144,586	100.0%
Contract costs	847,093	90.2	713,502	89.2	2,372,806	89.9	1,896,893	88.5
Gross profit	92,383	9.8	86,346	10.8	266,902	10.1	247,693	11.5
Selling, general and administrative expenses	59,879	6.4	58,891	7.4	174,618	6.6	164,471	7.7
Amortization of intangible assets	1,231	0.1	827	0.1	3,686	0.1	6,847	0.3
Gain on sale of property and equipment	(754)	(0.1)	(347)	—	(3,293)	(0.1)	(1,747)	(0.1)
Income from operations	32,027	3.4	26,975	3.3	91,891	3.5	78,122	3.6
Other income (expense):
Interest income	226	—	44	—	740	—	58	—
Interest expense	(1,319)	(0.1)	(1,134)	(0.1)	(3,059)	(0.1)	(2,235)	(0.1)
Other income (expense), net	(91)	—	223	—	(61)	—	2,485	0.1
Income before provision for income taxes	30,843	3.3	26,108	3.2	89,511	3.4	78,430	3.6
Income tax expense	9,331	1.0	7,672	0.9	22,563	0.9	19,622	0.9
Net income	$21,512	2.3%	$18,436	2.3%	$66,948	2.5%	$58,808	2.7%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Revenues. Revenues were $939.5 million for the three months ended September 30, 2023 compared to $799.8 million for the three months ended September 30, 2022. The increase of $139.7 million, or 17.5%, was primarily due to an increase in revenue on transmission projects and an increase in C&I revenue in certain geographical areas. Clean energy projects increased revenues in both of our segments during the three months ended September 30, 2023.

Gross margin. Gross margin was 9.8% for the three months ended September 30, 2023 compared to 10.8% for the three months ended September 30, 2022. The decrease in gross margin was primarily due to labor and project inefficiencies, some of which were caused by supply chain disruptions and inclement weather experienced on certain projects. Gross margin was also negatively impacted by rising costs associated with inflation. These margin decreases were partially offset by favorable change orders and better-than-anticipated productivity on certain projects. Changes in estimates of gross profit on certain projects resulted in gross margin decreases of 1.3% and 0.3% for the three months ended September 30, 2023 and 2022, respectively.
Gross profit. Gross profit was $92.4 million for the three months ended September 30, 2023 compared to $86.3 million for the three months ended September 30, 2022. The increase of $6.1 million, or 7.0%, was due to higher revenues, partially offset by lower margins.
Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) were $59.9 million for the three months ended September 30, 2023 compared to $58.9 million for the three months ended September 30, 2022. The period-over-period increase of $1.0 million was primarily due to an increase in employee incentive compensation costs and an increase in employee-related expenses to support the growth in our operations.
Gain on sale of property and equipment. Gains from the sale of property and equipment for the three months ended September 30, 2023 were $0.8 million compared to $0.3 million for the three months ended September 30, 2022. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Interest expense. Interest expense was $1.3 million for three months ended September 30, 2023 compared to $1.1 million for the three months ended September 30, 2022. This increase was primarily attributable to higher interest rates, partially offset by lower average debt balances, during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Income tax expense. Income tax expense was $9.3 million for the three months ended September 30, 2023, with an effective tax rate of 30.3%, compared to the expense of $7.7 million for the three months ended September 30, 2022, with an effective tax rate of 29.4%. The increase in the tax rate for the three months ended September 30, 2023 was primarily due to higher other permanent difference items.
Net income. Net income was $21.5 million for the three months ended September 30, 2023 compared to $18.4 million for the three months ended September 30, 2022. The increase was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended September 30,
	2023		2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$548,595	58.4%	$452,014	56.5%
Commercial & Industrial	390,881	41.6	347,834	43.5
Total	$939,476	100.0%	$799,848	100.0%
Operating income (loss):
Transmission & Distribution	$36,262	6.6%	$34,315	7.6%
Commercial & Industrial	13,932	3.6	10,876	3.1
Total	50,194	5.3	45,191	5.7
General Corporate	(18,167)	(1.9)	(18,216)	(2.3)
Consolidated	$32,027	3.4%	$26,975	3.4%

Transmission & Distribution
Revenues for our T&D segment for the three months ended September 30, 2023 were $548.6 million compared to $452.0 million for the three months ended September 30, 2022, an increase of $96.6 million, or 21.4%. The increase in revenue was related to an increase in revenue on transmission projects, primarily related to an increase in revenue on clean energy projects. Revenues from transmission projects represented 65.2% and 58.4% of T&D segment revenue for the three months ended September 30, 2023 and 2022, respectively.
Operating income for our T&D segment for the three months ended September 30, 2023 was $36.3 million, an increase of $2.0 million, or 5.7%, from the three months ended September 30, 2022. The increase in T&D operating income from the prior year was primarily due to higher revenues. As a percentage of revenues, operating income for our T&D segment was 6.6% for the three months ended September 30, 2023 compared to 7.6% for the three months ended September 30, 2022. The decrease in T&D operating income as a percentage of revenues was primarily due to labor and project inefficiencies, mainly related to clean energy projects, and inclement weather. These decreases were partially offset by better-than-anticipated productivity.
Commercial & Industrial
Revenues for our C&I segment for the three months ended September 30, 2023 were $390.9 million compared to $347.8 million for the three months ended September 30, 2022, an increase of $43.1 million, or 12.4%, primarily due to higher revenue related to clean energy projects in certain geographical areas.
Operating income for our C&I segment for the three months ended September 30, 2023 was $13.9 million, an increase of $3.0 million, over the three months ended September 30, 2022. The period-over-period increase in operating income was primarily due to higher revenues. As a percentage of revenues, operating income for our C&I segment was 3.6% for the three months ended September 30, 2023 compared to 3.1% for the three months ended September 30, 2022. The increase in C&I operating income as a percentage of revenues was primarily due to favorable change orders and better-than-anticipated productivity on certain projects. These increases were partially offset by labor and project inefficiencies, some of which were caused by supply chain disruptions and inclement weather. C&I operating income margin was also negatively impacted by rising costs associated with inflation.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Revenues. Revenues were $2.64 billion for the nine months ended September 30, 2023 compared to $2.14 billion for the nine months ended September 30, 2022. The increase of $495.1 million, or 23.1%, was primarily due to an increase in revenue on transmission projects, an increase in C&I revenue in certain geographical areas and an increase in revenue on distribution projects. Clean energy projects increased revenue in both of our segments during the nine months ended September 30, 2023.
Gross margin. Gross margin was 10.1% for the nine months ended September 30, 2023 compared to 11.5% for the nine months ended September 30, 2022. The decrease in gross margin was primarily due to labor and project inefficiencies, some of which were caused by inclement weather and supply chain disruptions experienced on certain projects. Gross margin was also negatively impacted by rising costs associated with inflation as well as an increase in cost associated with an adjustment to sales tax accruals for prior periods in one of our operating areas. These margin decreases were partially offset by favorable change orders and better-than-anticipated productivity on certain projects. Changes in estimates of gross profit on certain projects resulted in a gross margin decrease of 1.2% for the nine months ended September 30, 2023 and were not significant for the nine months ended September 30, 2022.
Gross profit. Gross profit was $266.9 million for the nine months ended September 30, 2023 compared to $247.7 million for the nine months ended September 30, 2022. The increase of $19.2 million, or 7.8% was due to higher revenues, partially offset by lower margins.
Selling, general and administrative expenses. SG&A was $174.6 million for the nine months ended September 30, 2023 compared to $164.5 million for the nine months ended September 30, 2022. The period-over-period increase of $10.1 million was primarily due to an increase in employee-related expenses to support the growth in our operations and an increase in employee incentive compensation costs.
Gain on sale of property and equipment. Gains from the sale of property and equipment for the nine months ended September 30, 2023 were $3.3 million compared to $1.7 million for the nine months ended September 30, 2022. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.

Interest expense. Interest expense was $3.1 million for the nine months ended September 30, 2023 compared to $2.2 million for the nine months ended September 30, 2022. This increase was primarily attributable to higher interest rates, partially offset by lower average debt balances during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Income tax expense. Income tax expense was $22.6 million for the nine months ended September 30, 2023, with an effective tax rate of 25.2%, compared to the expense of $19.6 million for the nine months ended September 30, 2022, with an effective tax rate of 25.0%. The increase in the tax rate for the nine months ended September 30, 2023 was primarily due to higher other permanent difference items, partially offset by a higher favorable impact from stock compensation excess tax benefits.
Net income. Net income was $66.9 million for the nine months ended September 30, 2023 compared to $58.8 million for the nine months ended September 30, 2022. The increase was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Nine months ended September 30,
	2023		2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$1,497,655	56.7%	$1,232,105	57.5%
Commercial & Industrial	1,142,053	43.3	912,481	42.5
Total	$2,639,708	100.0%	$2,144,586	100.0%
Operating income (loss):
Transmission & Distribution	$106,817	7.1%	$97,555	7.9%
Commercial & Industrial	37,182	3.3	30,478	3.3
Total	143,999	5.5	128,033	5.9
General Corporate	(52,108)	(2.0)	(49,911)	(2.3)
Consolidated	$91,891	3.5%	$78,122	3.6%
Transmission & Distribution
Revenues for our T&D segment for the nine months ended September 30, 2023 were $1.50 billion compared to $1.23 billion for the nine months ended September 30, 2022, an increase of $265.6 million, or 21.6%. The increase in revenue was related to an increase in revenue on transmission projects, primarily related to an increase in revenue on clean energy projects, and an increase in revenue on distribution projects. Revenues from transmission projects represented 65.3% and 59.7% of T&D segment revenue for the nine months ended September 30, 2023 and 2022, respectively.
Operating income for our T&D segment for the nine months ended September 30, 2023 was $106.8 million, an increase of $9.2 million, or 9.5%, from the nine months ended September 30, 2022. The increase in T&D operating income from the prior year was primarily due to higher revenues. As a percentage of revenues, operating income for our T&D segment was 7.1% for the nine months ended September 30, 2023 compared to 7.9% for the nine months ended September 30, 2022. The decrease in T&D operating income as a percentage of revenues was primarily due to labor and project inefficiencies, some of which were associated with clean energy projects, and inclement weather. These decreases were partially offset by a favorable change order and better-than-anticipated productivity.
Commercial & Industrial
Revenues for our C&I segment for the nine months ended September 30, 2023 were $1.14 billion compared to $912.5 million for the nine months ended September 30, 2022, an increase of $229.6 million, or 25.2%, primarily due to higher revenue related to clean energy projects in certain geographical areas.

Operating income for our C&I segment for the nine months ended September 30, 2023 was $37.2 million, an increase of $6.7 million over the nine months ended September 30, 2022. The period-over-period increase in operating income was primarily due to higher revenues. As a percentage of revenues, operating income for our C&I segment was 3.3% for the nine months ended September 30, 2023 and 2022. During the nine months ended September 30, 2023, C&I operating income as a percentage of revenues benefited from favorable change orders and better-than-anticipated productivity on a project. These increases were partially offset by labor and project inefficiencies, some of which were caused by supply chain disruptions, and by rising costs associated with inflation. C&I operating income margin was also negatively impacted by an increase in cost associated with an adjustment to sales tax accruals for prior periods in one of our operating areas.
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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$21,512	$18,436	$66,948	$58,808
Add:
Interest expense, net	1,093	1,090	2,319	2,177
Income tax expense	9,331	7,672	22,563	19,622
Depreciation & amortization	15,039	13,101	43,534	43,164
EBITDA	$46,975	$40,299	$135,364	$123,771
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
The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Provided by Operating Activities:
Net cash flows provided by operating activities	$12,548	$13,607	$28,392	$73,726
Add/(subtract):
Changes in operating assets and liabilities	26,292	22,410	85,923	35,594
Adjustments to reconcile net income to net cash flows provided by operating activities	(17,328)	(17,581)	(47,367)	(50,512)
Depreciation & amortization	15,039	13,101	43,534	43,164
Income tax expense	9,331	7,672	22,563	19,622
Interest expense, net	1,093	1,090	2,319	2,177
EBITDA	$46,975	$40,299	$135,364	$123,771

Liquidity, Capital Resources and Material Cash Requirements
As of September 30, 2023, we had working capital of $291.6 million. We define working capital as current assets less current liabilities. During the nine months ended September 30, 2023, operating activities of our business provided net cash of $28.4 million, compared to $73.7 million of cash provided for the nine months ended September 30, 2022. Cash flow from operations is primarily influenced by operating margins, timing of contract performance and the type of services we provide to our customers. The $45.3 million year-over-year decrease in cash provided by operating activities was primarily due to unfavorable net changes in operating assets and liabilities of $50.3 million, offset by an increase of $8.1 million in net income. The unfavorable change in operating assets and liabilities was primarily due to the net unfavorable year-over-year changes in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $66.4 million, partially offset by the favorable change of $18.6 million in other liabilities. The net unfavorable changes of $66.4 million in cash provided by working capital accounts, mainly related to construction activities, was due to the timing of billings and payments under our contracts. The favorable change of $18.6 million in other liabilities was primarily due to changes in our employee incentive compensation accruals.
In the nine months ended September 30, 2023, we used net cash of $59.8 million in investing activities consisting of $63.8 million for capital expenditures, partially offset by $4.0 million of proceeds from the sale of equipment.
In the nine months ended September 30, 2023, financing activities provided net cash of $10.9 million, consisting primarily of $26.4 million of net borrowings under our revolving line of credit, partially offset by $7.9 million of shares repurchased to satisfy tax obligations under our stock compensation programs, $4.6 million of payments under our equipment notes and $2.1 million of debt refinancing costs.
We believe our $431.8 million borrowing availability under our revolving line of credit at September 30, 2023, future cash flow from operations and our ability to utilize short-term and long-term leases will provide sufficient liquidity for our short-term and long-term needs. Our primary short-term liquidity needs include cash for operations, debt service requirements, capital expenditures, and acquisition and joint venture opportunities. We believe we have adequate sources of liquidity to meet our long-term liquidity needs and foreseeable material cash requirements, including those associated with funding future acquisition opportunities. We continue to invest in developing key management and craft personnel in both our T&D and C&I segments and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
We have not historically paid dividends and currently do not expect to pay dividends.
Debt Instruments
Credit Agreement
On May 31, 2023, the Company entered into a five-year third amended and restated credit agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provides for a $490 million revolving credit facility (the “Facility”), subject to certain financial covenants as defined in the Credit Agreement. The Facility allows for revolving loans in Canadian dollars and other non- US currencies, up to the U.S. dollar equivalent of $150 million. Up to $75 million of the Facility may be used for letters of credit, with an additional $75 million available for letters of credit, subject to the sole discretion of each issuing bank. The Facility also allows for $15 million to be used for swingline loans. The Company has an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $200 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. Additionally, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. The Credit Agreement provides for customary events of default. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement are used to refinance existing indebtedness, and to provide for future working capital, capital expenditures, acquisitions and other general corporate purposes.

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
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of September 30, 2023.
We had $39.3 million of borrowings outstanding under the Facility as of September 30, 2023. We had $12.9 million of borrowings outstanding under our revolving credit facility under our previous credit agreement as of December 31, 2022.
Letters of Credit
Some of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our insurance programs. In addition, from time-to-time, certain customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions in accordance with the terms of the letter of credit. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. Currently, we do not believe it is likely that any claims will be made under any letter of credit.
As of September 30, 2023, we had $18.9 million in letters of credit outstanding under our Credit Agreement, including $11.7 million related to the Company's payment obligation under its insurance programs and approximately $7.2 million related to contract performance obligations. As of December 31, 2022, we had $12.8 million in letters of credit outstanding under our previous credit agreement, which were almost entirely related to the Company's payment obligation under its insurance programs.
Equipment Notes
We have entered into multiple Master Loan Agreements with multiple finance companies. The Master Loan Agreements may be used for financing of equipment between us and the lenders pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.
As of September 30, 2023 and December 31, 2022, we had two outstanding Equipment Notes collateralized by equipment and vehicles owned by us. As of September 30, 2023 and December 31, 2022, we also had one other equipment note outstanding collateralized by a vehicle owned by us. The outstanding balance of all equipment notes was $23.0 million as of September 30, 2023 and $27.6 million as of December 31, 2022. As of September 30, 2023, we had outstanding short-term and long-term equipment notes of approximately $5.3 million and $17.8 million, respectively. As of December 31, 2022, we had an outstanding short-term and long-term Equipment Notes of approximately $5.1 million and $22.6 million, respectively.
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

The outstanding balance of operating lease obligations was $29.1 million as of September 30, 2023, consisting of short-term and long-term operating lease obligations of approximately $9.3 million and $19.8 million, respectively. The outstanding balance of operating lease obligations was $30.5 million as of December 31, 2022, consisting of short-term and long-term operating lease obligations of approximately $9.7 million and $20.8 million, respectively.
The outstanding balance of finance lease obligations was $2.5 million as of September 30, 2023, consisting of short-term and long-term finance lease obligations of approximately $2.1 million and $0.4 million, respectively. As of December 31, 2022 we had $3.4 million outstanding finance lease obligations, consisting of short-term and long-term finance lease obligations of approximately $1.1 million and $2.3 million, respectively.
Purchase Commitments for Construction Equipment
As of September 30, 2023, we had approximately $37.4 million in outstanding purchase obligations for certain construction equipment to be paid with cash outlays scheduled to occur in 2023 and 2024.
Performance and Payment Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse our sureties for any expenses or outlays they incur. Under our continuing indemnity and security agreements with our sureties, with the consent of our lenders under the Credit Agreement, we have granted security interests in certain of our assets to collateralize our obligations to the surety. We may be required to post letters of credit or other collateral in favor of the surety or our customers. Posting letters of credit in favor of the surety or our customers reduces the borrowing availability under the Credit Agreement. To date, we have not been required to make any reimbursements to any of our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of September 30, 2023, an aggregate of approximately $2.30 billion in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $732.2 million as of September 30, 2023.
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
Concentration of Credit Risk
We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2023 and 2022, none of our customers individually exceeded 10% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2023, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the nine months ended September 30, 2023 and 2022, including instruments for trading, hedging or speculating on changes in interest rates or commodity prices of materials used in our business.
Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, CDOR, and Term SOFR Reference Rate. If the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, CDOR, or Term SOFR Reference Rate rises, any interest payment obligations would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of September 30, 2023, we had $39.3 million of borrowings outstanding under the Facility. If market rates of interest on all our revolving debt as of September 30, 2023, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.4 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of September 30, 2023, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by approximately $0.4 million annually.
Borrowings under our equipment notes are at fixed rates established on the date the respective equipment note was executed.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of Common Stock. The Company did not repurchase any shares of its common stock during the period from July 1, 2023 through September 30, 2023.
Share Repurchase Program. On May 2, 2023, the Company announced that its Board of Directors had authorized a new $75.0 million share repurchase program (the "Repurchase Program"), which became effective on May 9, 2023. The Repurchase Program will expire on November 8, 2023, or when the authorized funds are exhausted, whichever is earlier. As of September 30, 2023, the Company had $75.0 million of remaining availability to repurchase shares of the Company’s common stock under the Repurchase Program.
ITEM 5.    OTHER INFORMATION
None of the Company’s directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2023.

ITEM 6.    EXHIBITS

Number	Description
3.1	Restated Certificate of Incorporation of MYR Group Inc.†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
______________________________________
†    Filed herewith
*    Electronically filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC. (Registrant)

October 25, 2023	/s/ KELLY M. HUNTINGTON
Kelly M. Huntington Senior Vice President and Chief Financial Officer