Form 10-K
period 2023-12-31
MYR GROUP INC.
filed 2024-02-28
CIK 700923

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
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☒
As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the outstanding common equity held by non-affiliates of the registrant was approximately $1.91 billion, based upon the closing sale price of the common stock on such date as reported by the Nasdaq Global Market (for purposes of calculating this amount, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the registrant have been deemed affiliates).
As of February 23, 2024 there were 16,739,341 shares of the registrant’s $0.01 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with its 2024 annual meeting of shareholders expected to be held on April 24, 2024, are incorporated into Part III hereof.

MYR GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023
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
Transmission and Distribution segment.   We have operated in the transmission and distribution industry since 1891. We are one of the largest U.S. contractors servicing the T&D sector of the electric utility industry. Our T&D segment provides a broad range of services on electric transmission and distribution networks and substation facilities which include design, engineering, procurement, construction, upgrade and maintenance and repair services, with a particular focus on construction, maintenance and repair, to customers in the electric utility industry throughout the United States and Ontario, Canada. Our T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems, clean energy projects and electric vehicle charging infrastructure. The T&D segment also provides emergency restoration services.
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
Commercial and Industrial segment.   We have provided electrical contracting services for commercial and industrial construction since 1912. Our C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, the installation of intelligent transportation systems, roadway lighting, signalization and electric vehicle charging infrastructure in the United States and western Canada. We concentrate our efforts on projects where our technical and project management expertise are critical to successful and timely execution. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, commercial and industrial facilities, clean energy projects, manufacturing plants, processing facilities, water/waste-water treatment facilities, mining facilities, intelligent transportation systems, roadway lighting, signalization and electric vehicle charging infrastructure.
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
For the years ended December 31, 2023, 2022 and 2021, our top 10 customers accounted for 37.9%, 35.4%, and 34.9%, of our revenues, respectively. For the years ended December 31, 2023, 2022 and 2021, no single customer accounted for more than 10.0% of annual revenues.
For the years ended December 31, 2023, 2022 and 2021, revenues derived from T&D customers accounted for 57.3%, 58.0% and 52.1% of our total revenues, respectively, and revenues derived from C&I customers accounted for 42.7%, 42.0% and 47.9% of our total revenues, respectively.
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
Fixed-price and unit-price contracts typically have higher potential margins; however, they hold a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have less margin upside, but generally have a lower risk of cost overruns. Work in our T&D segment is generally completed under fixed-price, time-and-materials, time-and-equipment, unit-price and cost-plus agreements. Work in our C&I segment is typically performed under fixed-price, time-and-materials, time-and-equipment, cost-plus, and unit-price agreements. Fixed-price contracts accounted for 65.2% of total revenue for the year ended December 31, 2023, including 52.7% of our total revenue for our T&D segment and 82.0% of our total revenue for our C&I segment.
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
•technological capabilities; and
•emergency restoration abilities and reputation.
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
There are a number of barriers to entry into the transmission and distribution markets, including the cost of equipment and tooling necessary to perform transmission work, availability of qualified labor, scope of typical transmission projects and technical, managerial and supervisory skills necessary to complete the job. Larger transmission projects generally require specialized heavy duty equipment as well as strong financial resources to meet the cash flow, bonding or letter of credit requirements of these projects. These factors sometimes reduce the number of potential competitors on these projects. The number of firms that generally compete for any one significant transmission infrastructure project varies greatly depending on a number of factors, including the size of the project, its location and the bidder qualification requirements imposed upon contractors by the customer. Some of our competitors restrict their operations to one geographic area while others operate nationally and internationally.
We believe that we have a favorable competitive position in the T&D markets that we serve, due in part to our operating history, our financial strength, our reputation and our relationships with our customers.
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
A major competitive factor in our C&I segment is the individual relationships that we have developed with general contractors who typically manage the bid process, along with the willingness to be an exclusive partner with the general contractor on pursuits requiring the complete finance, design and construction services for the project. Additionally, the equipment requirements for C&I work are generally not as significant as that of T&D construction. Since C&I construction typically involves the purchase of materials, the financial resources to procure the required materials and equipment of a particular project may impact the competition that we encounter. We differentiate ourselves from our competitors by bidding for larger and more technically complex projects, which we believe many of our smaller competitors may not be capable of executing effectively. We believe that we have a favorable competitive position in the markets that we serve, due in part to our operating history, local market share, our reputation and our relationships with our customers.
Project Bonding Requirements and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We are required to reimburse the surety for its expenses incurred in performing its obligations under the bond. We believe that the strength of our balance sheet, as well as our strong and long-standing relationship with our sureties, enhances our ability to obtain adequate financing and bonds. These bonds are typically issued at the face value of the contract awarded. As of December 31, 2023, we had approximately $683.4 million in original face amount of bonds outstanding for projects in our T&D segment and approximately $1.76 billion for projects in our C&I segment. Our estimated remaining cost to complete these bonded projects for both segments was approximately $726.1 million as of December 31, 2023. As of December 31, 2022, we had approximately $541.5 million in original face amount of bonds outstanding for projects in our T&D segment and approximately $1.43 billion for projects in our C&I segment. The ability to post bonds provides us with a competitive advantage over smaller or less financially secure competitors.
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
Many projects that we undertake are not completed in one accounting period. Revenue on construction contracts is recognized over the contract term based on costs incurred under the cost-to-cost method. As the cost-to-cost method is driven by incurred cost, we calculate the percentage of completion by dividing costs incurred to date by the total estimated cost. The percentage of completion is then multiplied by estimated revenues to determine inception-to-date revenue. Revenue recognized for the period is the current inception-to-date recognized revenue less the prior period inception-to-date recognized revenue. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss is updated in subsequent reporting periods. Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts, and therefore, profit and revenue recognition. While our contracts typically include labor, equipment and indirect costs, the amount of subcontractor and material costs on any individual contract can vary considerably.
There can be no assurance as to the accuracy of our current estimates of customer requirements, existing and future needs under MSAs, or of the values of our cost or time-dependent contracts and, therefore, our current backlog may not be realized as part of our future revenues. Subject to the foregoing discussions, the following table summarizes our estimate of backlog that we believe to be firm as of the dates shown and the backlog that we reasonably estimate will be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months:

	Backlog at December 31, 2023
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months	Total backlog at December 31, 2022
T&D	$959,553	$913,190	$46,363	$1,065,476
C&I	1,552,846	1,165,070	387,776	1,436,351
Total	$2,512,399	$2,078,260	$434,139	$2,501,827
Changes in backlog from period to period are primarily the result of fluctuations in the timing of awards and revenue recognition of contracts. Our backlog as of December 31, 2023 and 2022 included our proportionate share of unconsolidated joint venture backlog totaling $18.9 million and $30.8 million, respectively.

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
Equipment
Our long history in the T&D industry has allowed us to be instrumental in designing much of the specialty tools and equipment used in the industry, including wire pullers, wire tensioners and aerial devices. We operate a fleet of trucks and trailers, support vehicles, bulldozers, bucket trucks, digger derricks, cranes and specialty construction equipment, such as wire pullers and wire tensioning machines. We also rely on specialized tooling, including stringing blocks, wire grips and presses. The standardization of our equipment allows us to streamline training, maintenance and parts costs. We operate a centralized fleet facility, as well as numerous regional maintenance shops, that are staffed with mechanics and equipment managers who service our fleet. Our ability to internally service our fleet allows us to reduce repair costs and the time equipment is out of service by eliminating both the need to ship equipment long distances for repair and dependence on third party maintenance providers. Our maintenance shops are also able to modify standard construction equipment to meet the specific needs of our specialty applications. We are a final-stage manufacturer for several configurations of our specialty vehicles, and, in the event that a particular piece of equipment is not available to us, we can often build the component on-site, which reduces our reliance on our equipment suppliers.
Our fleet of equipment is generally managed by our centralized fleet management group. Our fleet is highly mobile, which gives us the ability to shift resources from region-to-region quickly and to effectively respond to customer needs or major weather events. Our centralized fleet management group is designed to enable us to optimize and maintain our equipment to achieve the highest equipment utilization, which helps to maintain a competitive position with respect to our equipment costs. We develop internal equipment rates that provide our business units with appropriate pricing levels to estimate their bids for new projects more accurately. The fleet management group works with our business units in prioritizing the use of our fleet assets. The fleet management group also manages the procurement and disposition of equipment and short-term rentals. All of these factors are critical in allowing us to operate efficiently and meet our customers’ needs.
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
See also “Item 1A. Risk Factors — Our business may be affected by seasonal and other variations, including severe weather conditions and the nature of our work environment.”
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

We seek to attract and retain highly qualified craft employees by providing a superior work environment through our emphasis on safety, competitive compensation, and a high-quality fleet of equipment. The number of individuals we employ varies significantly throughout the year, including the number of craft employees fluctuates depending on the number and size of projects at any particular time. As of December 31, 2023, we had approximately 9,000 employees, consisting of approximately 7,300 craft employees, with the remaining 1,700 employees mainly consisting of district managers, project managers, superintendents, estimators, office managers, administrative staff, clerical personnel and executive officers. Approximately 84% of our craft employees are members of unions, with the majority being members of the International Brotherhood of Electrical Workers (“IBEW”), who are represented by many local unions under agreements with generally uniform terms and varying expiration dates. We generally are not direct parties to such local agreements, but instead these agreements are entered into by and between the IBEW local unions and the National Electrical Contractors Association (“NECA”), of which the majority of our subsidiaries are members. On occasion, we also employ individuals who are members of other trade unions pursuant to multi-employer, multi-union project agreements.
Information about our Executive Officers

Name	Age on February 28, 2024	Position
Richard S. Swartz	60	President and Chief Executive Officer
Kelly M. Huntington	48	Senior Vice President and Chief Financial Officer
Tod M. Cooper	59	Senior Vice President, Chief Operating Officer T&D
Don A. Egan	53	Senior Vice President, Chief Operating Officer C&I
William F. Fry	49	Vice President, Chief Legal Officer and Secretary
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
Kelly M. Huntington joined us as senior vice president in January 2023 and became chief financial officer in February 2023. Prior to joining us, Ms. Huntington served as senior vice president & chief financial officer of USIC, LLC; an underground utility location and damage prevention company from 2019 to 2022. Ms. Huntington served as senior vice president, Enterprise Strategy for OneAmerica Financial Partners, Inc. a financial services company from 2015 to 2019. Prior to OneAmerica Financial Partners, Ms. Huntington worked for Indianapolis Power & Light Company, an electrical utility and subsidiary of The AES Corporation, serving as president and chief executive officers from 2013 to 2015, as senior vice president and chief financial officer from 2011 to 2013 and various other from since 2003. Ms. Huntington also currently serves on the Board of Directors of Capital Power.
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
Don A. Egan was appointed to serve as senior vice president and chief operating officer of our C&I segment in May 2023. Prior to his current role, he served as group vice president and a member of the company’s executive leadership team since 2017, Mr. Egan also served as president of several of our subsidiary companies including, Sturgeon Electric Company, Inc., from May 2020 to May 2023. Mr. Egan has held a number of additional positions since joining the Company in 1991, including regional vice president, vice president, district manager, operations manager, and project manager.
William F. Fry joined us as vice president, chief legal officer and secretary in January 2019. Prior to joining us, Mr. Fry served as vice president - legal for Team Inc., a specialty industrial service, engineering and manufacturing company, from 2016 to 2018. Mr. Fry was general counsel, secretary, vice president & chief compliance officer of Furmanite Corporation, a provider of specialized technical services and product solutions, from 2012 to 2016, before its merger with Team Inc. Prior to joining Furmanite Corporation, Mr. Fry worked for American Tank & Vessel, Inc., a specialty engineering and construction company, in various roles from 2006 to 2012, ultimately serving as their general counsel.

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

•supply chain interruptions, including as a result of natural disasters, wildfires, weather, labor disputes, wars, pandemic outbreak of disease, fire or explosions and power outages;
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
Negative economic and market conditions including tariffs on materials, interest rates and recessionary conditions have in the past and may in the future adversely impact our customers’ spending and, as a result, our operations and growth.
The demand for our services from our customers has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the industries we serve as well as the economy in general. Stagnant or declining economic conditions could result in the delay, reduction or cancellation of certain projects and could cause our customers to outsource less work, which could adversely affect us in the future. Negative economic changes could be magnified by adverse rate cases limiting the capital expenditure budgets of our customers and leading to lower demand for our services. Additionally, many of our customers finance their projects through the incurrence of debt or the issuance of equity. A reduction in cash flow, the lack of availability of debt or equity financing, or a higher cost of debt or equity financing may result in a reduction in our customers’ spending for our services and may also impact the timing or ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels, or at all. A prolonged economic downturn or recession could adversely affect our customers and their ability or willingness to fund capital expenditures in the future or pay for past services. Material fluctuations in energy markets could also have an adverse impact on our customers’ spending patterns. Consolidation, competition, capital constraints or negative economic conditions in the electric power industry may also result in reduced spending by, or the loss of, one or more of our customers.
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

Business and Operating Risks
Project performance issues, including those caused by third parties, or certain contractual obligations have in the past and may in the future result in additional costs to us, reductions or delays in revenues or the payment of penalties, including liquidated damages.
Many projects involve challenging engineering, procurement and construction phases that may occur over several years. We have in the past and may in the future encounter difficulties that impact our ability to complete the project in accordance with the original delivery schedule. These difficulties have and may continue to be the result of delays in designs; engineering information or materials provided by the customer or a third party; delays or difficulties in equipment and material delivery; schedule changes; delays from our customer’s failure to timely obtain permits, rights-of-way or to meet other regulatory requirements; weather-related delays; delays caused by difficult worksite environments; delays caused by inefficiencies and not achieving expected labor performance and other factors, some of which are beyond our control. Any delay or failure by suppliers or by third-party subcontractors in the completion of their portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric transmission lines, clean energy projects, or other facilities. We may not be able to recover the costs we incur that are caused by delays. Certain contracts have guarantee provisions regarding project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations. Delays or cancellations may impact our reputation or relationships with customers and adversely affect our ability to secure new contracts. Larger projects present additional performance risks due to complexity of the work and duration of the project.
Our customers have in the past and may in the future change or delay various elements of the project after its commencement. The design, engineering information, equipment or materials that are to be provided by the customer or other parties may be deficient or delivered later than required by the project schedule, resulting in additional direct or indirect costs. Under these circumstances, we generally negotiate with the customer with respect to the amount of additional time required and the compensation to be paid to us. We are subject to the risk that we may be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred by us due to change orders or failure by others to timely deliver items, such as engineering drawings or materials.
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
During the ordinary course of our business, we have in the past and may in the future become subject to lawsuits or indemnity claims.
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
Backlog is difficult to determine accurately, and companies within our industry may define backlog differently. Reductions in backlog due to cancellation, termination or scope adjustment by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts in backlog. In the event of a project cancellation, termination or scope adjustment, we typically have no contractual right to the total revenues reflected in our backlog. The timing of contract awards, duration of large new contracts and the mix of services, subcontracted work and material in our contracts can significantly affect backlog reporting. Given these factors and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue that we expect to realize during any period, and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to earn in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Consequently, we cannot provide assurance of our estimates of backlog. See “Item 1. Business — Backlog” for a discussion on how we calculate backlog for our business.
Our insurance has limits and exclusions that may not fully indemnify us against certain claims or losses, including claims resulting from wildfires or other natural disasters and an increase in cost, or the unavailability or cancellation of third-party insurance coverages would increase our overall risk exposure and could disrupt our operations and reduce our profitability.
We maintain insurance coverages from third party insurers as part of our overall risk management strategy and most of our customer contracts require us to maintain specific insurance coverage limits. We maintain insurance policies with respect to automobile liability, general liability, employer’s liability, workers’ compensation, cybersecurity, our employee group health program, and other types of coverages, but these policies are subject to high deductibles, and we are self-insured up to the amount of those deductibles. Insurance losses are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. Insurance liabilities are difficult to assess and estimate due to unknown factors, including the frequency and severity of injuries, the magnitude of damage to or loss of property or the environment, the determination of our liability in proportion to other parties, estimates of incidents not reported and the effectiveness of our safety programs, and as a result, our actual losses may exceed our estimates. There can be no assurance that our current or past insurance coverages will be sufficient or effective under all circumstances or against all claims and liabilities to which we may be subject.
We generally renew our insurance policies on an annual basis; therefore, deductibles and levels of insurance coverages may change in future periods. There can be no assurance that any of our existing insurance coverages will be renewed upon the expiration of the coverage period or that future coverage will be available at reasonable and competitive rates or at the required limits. The cost of our insurance has significantly increased over time and may continue to increase in the future. In addition, insurers may fail, cancel our coverage, increase the cost of coverage, determine to exclude certain items from coverage, or otherwise be unable to provide us with adequate insurance coverage. We may not be able to obtain certain types of insurance or incremental levels of insurance in scope or amount sufficient to cover liabilities we may incur. For example, due to the increase in wildfire losses and related insurance claims, insurers have reduced coverage availability and increased the cost of insurance coverage for such events in recent years, and our current levels of coverage may not be sufficient to cover potential losses. If our risk exposure increases as a result of adverse changes in our insurance coverages, we could be subject to increased liabilities that could negatively affect our business, financial condition, results of operations and cash flow.
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
We have operations in the United States and Canada and are subject to the jurisdiction of multiple federal and state taxing authorities. The income earned in these various jurisdictions is taxed on different bases which are subject to change by the taxing authorities. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred. Our interpretation of these tax laws has in the past and may in the future differ from the interpretation of taxing authorities. Changes in the operating environment, including changes in tax laws, as well as differences in the interpretation of tax laws, could materially impact our income tax liabilities.
The nature of our business exposes us to potential liability for warranty claims and faulty engineering, which may reduce our profitability.
Our customer contracts typically include a warranty for the services that we provide against certain defects in workmanship and material. Additionally, materials used in construction are often provided by the customer or are warranted against defects from the supplier. Certain projects have longer warranty periods and include facility performance warranties that may be broader than the warranties we generally provide. If warranty claims occurred, it could require us to re-perform the services or to repair or replace the warranted item, at a cost to us, and could also result in other damages if we are not able to adequately satisfy our warranty obligations. In addition, we may be required under contractual arrangements with our customers to warrant any defects or failures in materials we provide that we purchase from third parties. While we generally require suppliers to provide us warranties that are consistent with those we provide to our customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials for which we are not reimbursed. Costs incurred because of warranty claims could adversely affect our business, financial condition, results of operations and cash flows.
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
Future pandemic outbreaks of disease may further disrupt supply chains and create significant additional volatility and disruption of financial markets, which may require us to make changes to our business and, implement new health and safety protocols. Any such future health outbreaks could result in higher operating costs and could adversely impact our business, including certain operational, reporting, accounting or other processes. In addition, an extended period of remote work arrangements could impair our ability to effectively manage our business, and introduce additional operational risks, including but not limited to cybersecurity risks and increased vulnerability to security breaches, cyber-attacks, computer viruses, ransomware, or other similar events and intrusions.

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
• reductions in our operating effectiveness due to workforce disruptions or the unavailability of key personnel necessary to conduct our business activities; and
• volatility in the financial markets, which could have a negative impact on our ability to access capital and additional sources of financing in the future.
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
Third Party Partner Risks
Our dependence on suppliers, subcontractors and equipment manufacturers have in the past and may in the future expose us to the risk of loss in our operations.
On certain projects, we rely on suppliers to obtain the necessary materials and subcontractors to perform portions of our services. We also rely on equipment manufacturers to provide us with the equipment required to conduct our operations. Although we are not dependent on any single supplier, subcontractor or equipment manufacturer, any substantial limitation on the availability of required suppliers, subcontractors or equipment manufacturers could negatively impact our operations. The risk of a lack of available suppliers, subcontractors or equipment manufacturers may be heightened as a result of market and economic conditions. We have in the past and may in the future experience difficulties in acquiring equipment or materials due to supply chain interruptions, including as a result of natural disasters, weather, labor disputes, pandemic outbreak of disease, fire or explosions and power outages. To the extent we cannot engage subcontractors or acquire equipment or materials, we could experience losses in the performance of our operations. Successful completion of our contracts may depend on whether our subcontractors successfully fulfill their contractual obligations. If our subcontractors fail to perform their contractual obligations as a result of financial or other difficulties, or if our subcontractors fail to meet the expected completion dates or quality standards, we may be required to incur additional costs or provide additional services in order to make up such shortfall and we may suffer damage to our reputation.
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
We have in the past and may in the future incur liabilities and suffer negative financial or reputational impacts relating to occupational health and safety matters, including those related to environmental hazards such as wildfires and other natural disasters.
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
Although our revenues are primarily driven by spending patterns in our customers’ industries, our revenues and results of operations can be subject to seasonal variations, particularly in our T&D segment. These variations are influenced by weather, hours of daylight, customer spending patterns, available system outages from utilities and holidays, and can have a significant impact on our gross margins. Our profitability may decrease during abnormal or inclement weather conditions because work performed during these times may be restricted and more costly to complete. Additionally, our T&D customers often cannot remove their T&D lines from service during the summer months when consumer demand for electricity is at its peak, delaying the demand for our maintenance and repair services. Furthermore, our work is performed under a variety of conditions, including but not limited to, difficult terrain, difficult site conditions and large urban centers where delivery of materials and availability of labor may be impacted and sites which may have been exposed to harsh and hazardous conditions. Our working capital needs are also influenced by the seasonality of our business.
Opportunities associated with government contracts could lead to increased governmental regulation applicable to us.
Most government contracts are awarded through a regulated competitive bidding process. If we were to be successful in being awarded government contracts, significant costs could be incurred by us before any revenues were realized from these contracts. Government agencies may review a contractor’s performance, cost structure and compliance with applicable laws, regulations and standards. If government agencies determine through these reviews that costs were improperly allocated to specific contracts, they will not reimburse the contractor for those costs or may require the contractor to refund previously reimbursed costs. If government agencies determine that we engaged in improper activity, we may be subject to civil and criminal penalties. Government contracts are also subject to renegotiation of profit and termination by the government prior to the expiration of the term and are susceptible to a government shutdowns or a change in budgetary priorities which could lead to the cancellation of the award, unanticipated costs and delays.
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
Climate change may create physical and financial risk. Physical risks from climate change could, among other things, include an increase in extreme weather events (such as floods, wildfires or hurricanes), rising sea levels and limitations on water availability and quality. Such extreme weather conditions may limit the availability of resources, increasing the costs of our projects, or may cause projects to be delayed or cancelled. Certain risks associated with climate change could include but are not limited to:
• changes in insurance coverage, availability of coverage, availability of adequate insurance limits, higher insurance premiums, and larger self-insured retentions/deductibles,
• changes in market demand based on climate change as well as legal and regulatory requirements and trends,
• operational disruptions and accompanying project inefficiencies and delays that may not be recoverable from clients due to severe weather events and changes in weather patterns,
• damage from severe weather events to construction work in progress,
• damage to our assets from severe weather events,
• reputational risk due to perceptions of the company’s sustainability efforts, and
• increased reporting and compliance costs due to new regulatory requirements, customer, shareholder, and stakeholder requests targeting climate change.

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
An increase in the cost or availability for items such as materials, parts, commodities, equipment and tooling may also be impacted by trade regulations, tariffs, global relations, wars, taxes, transportation costs and inflation which could adversely affect our business.
For certain contracts, we are exposed to market risks that may cause increases in the cost, or the availability of, parts, commodities, equipment and tooling, utilized in our operations. We have experienced, expect to continue to be affected through 2024, and may in the future be impacted by, delays and cost volatility of these items due to supply chain disruptions, inflationary pressures, tariffs and regulatory slowdowns. In addition, our customers’ capital budgets may be impacted by cost increases and reduced customer spending could lead to fewer project awards and more competition. These costs could be materially impacted by general market conditions and other factors, including U.S. trade relationships with other countries or the imposition of tariffs. We are also exposed to increases in energy prices, particularly as they relate to fuel prices for our fleet vehicles. While we believe we can increase our prices to adjust for cost increases, there can be no assurance that future cost increases would be recoverable. Additionally, some of our fixed price contracts do not allow us to adjust our prices and, as a result, increases in the cost of parts, commodities, equipment and tooling or fuel costs could reduce our profitability with respect to such projects and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Unfavorable developments affecting the banking and financial services industry could adversely affect our business, liquidity and financial condition and overall results of operations.
Actual events, concerns or speculation about disruption or instability in the banking and financial services industry, such as liquidity constraints, the failure of individual institutions, or the inability of individual institutions or the banking and financial service industry generally to meet their contractual obligations, could significantly impair our access to capital, delay access to deposits or other financial assets, or cause actual loss of funds subject to cash management arrangements. Similarly, these events, concerns or speculation could result in less favorable financing terms such as higher interest rates or costs and stricter covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Additionally, our customers also could be adversely affected by these risks, which in turn could result in their committing a breach or default under their contractual agreements with us, their insolvency or bankruptcy, or other adverse effects. Any decline in available funding, limitation on access to our cash and liquidity resources, or non-compliance of banking and financial services counterparties with their contractual commitments to us could, among other risk, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Employee Risks
Work stoppages or other labor issues with our unionized workforce could adversely affect our business, and we may be subject to unionization attempts.
As of December 31, 2023, approximately 84% of our craft labor employees were covered by collective bargaining agreements. Although most of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages could adversely impact our relationships with our customers and could cause us to lose business, resulting in decreased revenues. From time to time, we have experienced attempts to unionize our nonunion businesses. Such efforts often delay work and present the risk of labor unrest. If nonunion employees were to unionize, we could experience higher ongoing labor costs.
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
As techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. As cyber threats continue to evolve, we may be required to expend additional resources to comply with new cyber-related regulations, continue to enhance our information security measures or investigate and remediate any information security vulnerabilities. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service. This could also impact the cost and availability of cyber insurance to us. While we maintain cybersecurity insurance, costs related to a cyberattack may exceed the amount of our insurance coverage or may be excluded under the terms of our cybersecurity insurance policy. Additionally, due to recent increases in cyber losses by the insurance industry, cyber insurance coverage may be limited and/or subject to a significant increase in cost. Furthermore, our relationships with, and access provided to, third parties and their vendors may create difficulties in anticipating and implementing adequate preventative measures or mitigating harms after an attack or breach occurs.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The Company’s Board of Directors has oversight of risks from cybersecurity threats. The Board reviews cybersecurity risks as part of its overall risk management oversight and specifically reviews cybersecurity in detail at least annually. The Board relies on management and its use of the third-party consultants for expertise for assessing and managing the Company’s risks from cybersecurity threats. In conjunction with management, the Board considers the nature of the work provided by the Company’s operations, the potential impact of a cybersecurity event, costs, potential likelihood of an event, prior events, and benefits in its general oversight of the cybersecurity risk management.
We have experienced targeted and non-targeted cybersecurity attacks and incidents in the past that have resulted in unauthorized persons gaining access to our information and systems, and we could in the future experience similar attacks. To date, no cybersecurity incident or attack, or any risk from cybersecurity threats, has materially affected or has been determined to be reasonably likely to materially affect the Company or our business strategy, results of operations, or financial condition.
See also “Item 1A. Risk Factors — Cybersecurity and Information Technology Risks.”

Item 2.    Properties
Our principal executive offices are located at 12121 Grant Street, Suite 610, Thornton, Colorado 80241, the lease term of which expires on November 30, 2029. In addition to our executive offices, certain legal, accounting and other personnel are located in this building. As of December 31, 2023, we owned 19 operating facilities and leased many other properties in various locations throughout our service territories. Most of our properties are used as operational offices or for fleet operations. We believe that our facilities are adequate for our current operating needs. We do not believe that any owned or leased facility is material to our operations and, if necessary, we could obtain replacement facilities for our leased facilities.
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
Holders of Record
As of February 23, 2024, we had 6 holders of record of our common stock. This number does not include shareholders whose shares are held in the names of banks, security brokers, dealers, and registered clearing agencies.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 - October 31, 2023	—	$—	—	$75,000,000
November 1, 2023 - November 30, 2023	25,042	$114.55	25,042	$72,487,423
December 1, 2023 - December 31, 2023	—	$—	—	$72,487,423
Total	25,042	$114.55	25,042
(1) On November 1, 2023, the Company announced that its Board of Directors had authorized a new $75.0 million share repurchase program (the "Repurchase Program"), which became effective on November 9, 2023. The Repurchase Program will expire on May 8, 2024, or when the authorized funds are exhausted, whichever is earlier. As of December 31, 2023, the Company had repurchased 21,944 shares of its common stock under the Repurchase Program and had $72.5 million of remaining availability to repurchase shares of the Company’s common stock under the Repurchase Program. The Company’s prior $75.0 million repurchase program that was announced on May 2, 2023 and commenced on May 9, 2023 expired on November 8, 2023. The Company repurchased 3,098 shares of its common stock under this prior repurchase program.
Performance Graph
The following Performance Graph and related information shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares, for the period from December 31, 2018 to December 31, 2023, the cumulative total shareholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index (the “S&P 500 Index”), the Russell 2000 Index, and a peer group index selected by our management that includes eleven publicly traded companies within our industry (the “Peer Group”). The comparison assumes that $100 was invested on December 31, 2018 and further assumes any dividends were reinvested quarterly. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

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

$600
$500
$400
$300
$200
$100
$0
12/18
12/19
12/20
12/21
12/22
12/23
MYR Group Inc.
S&P 500
Russell 2000
Peer Group

*$100 invested on 12/31/2018 in stock or including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved
Copyright© 2024 Russell Investment Group. All right reserved.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
MYR Group Inc.	100.00	115.69	213.35	392.44	326.84	513.42
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85
Peer Group	100.00	133.33	173.99	250.26	263.64	364.72
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
Presentation of Information
The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the fiscal years ended December 31, 2023 and 2022. For a discussion of changes from the fiscal year ended December 31, 2022 to the fiscal year ended December 31, 2021, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 (filed February 22, 2023).
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
We had revenues for the year ended December 31, 2023 of $3.64 billion compared to $3.01 billion for the year ended December 31, 2022. For the year ended December 31, 2023, net income was $91.0 million compared to $83.4 million for the year ended December 31, 2022.
Overview-Segments
Transmission and Distribution segment.   Our T&D segment provides comprehensive solutions to providers in the electric utility industry. Our T&D segment generally serves the electric utility industry as a prime contractor to customers such as investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. We have long-standing relationships with many of our T&D customers who rely on us to construct and maintain reliable electric and other utility infrastructure. Our T&D segment provides a broad range of services on electric transmission and distribution networks, substation facilities, clean energy projects and electric vehicle charging infrastructure, which include design, engineering, procurement, construction, upgrade and maintenance and repair services. Our T&D services include the construction and maintenance of high voltage transmission lines, substations and lower voltage underground and overhead distribution systems, clean energy projects and electric vehicle charging infrastructure. We also provide many services to our customers under multi-year master service agreements (“MSAs”) and other variable-term service agreements.
For the year ended December 31, 2023, our T&D revenues were $2.09 billion, or 57.3%, of our revenue, compared to $1.75 billion, or 58.0%, of our revenue for the year ended December 31, 2022 and $1.30 billion, or 52.1%, of our revenue for the year ended December 31, 2021. Revenues from transmission projects represented 66.1%, 62.1%, and 62.0% of T&D segment revenue for the years ended December 31, 2023, 2022 and 2021, respectively.

Our T&D segment also provides restoration services in response to hurricanes, ice storms or other storm related events, which accounted for less than 5% of our annual revenues in 2023, 2022 and 2021.
Measured by revenues in our T&D segment, we provided 52.7%, 47.8% and 43.0% of our T&D services under fixed-price contracts during the years ended December 31, 2023, 2022 and 2021, respectively.
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
For the year ended December 31, 2023, our C&I revenues were $1.55 billion, or 42.7%, of our revenue, compared to $1.26 billion, or 42.0%, of our revenue for the year ended December 31, 2022 and $1.20 billion, or 47.9%, of our revenue for the year ended December 31, 2021.
Measured by revenues in our C&I segment, we provided 82.0%, 83.3% and 80.5% of our services under fixed-price contracts for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Gross Margins.   Our gross margin can vary between periods as a result of many factors, some of which are beyond our control. These factors include: the mix of revenue derived from the industries we serve, the size and duration of our projects, the mix of business conducted in different parts of the United States and Canada, the mix of our contract types, the mix of service and maintenance work compared to new construction work, the amount of work that we subcontract, the amount of material we supply, changes in labor, equipment or insurance costs, seasonal and abnormal weather patterns, changes in fleet utilization, pricing pressures due to competition, efficiency of work performance, fluctuations in commodity prices of materials, delays in the timing of projects and other factors. The gross margins we record in the current period may not be indicative of margins in future periods.
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
Outlook
Our business is directly impacted by the level of spending on T&D infrastructure and the level of C&I electrical construction activity across the United States and Canada. We are optimistic about infrastructure spending and believe related investment activity will continue to positively impact both our T&D and C&I markets for the foreseeable future. We believe that regulatory reform, state clean energy portfolio standards, the aging of the electric grid, and potential overall improvement of the economy will positively impact the level of spending by our customers in all of the markets we serve. Although competition remains strong, we see these trends as positive factors for us in the future.
We believe legislative actions aimed at supporting infrastructure improvements in the United States may positively impact long-term demand, particularly in connection with electric power infrastructure, transportation and clean energy spending. We believe legislative actions are likely to provide greater long-term opportunity in both of our reporting segments. However, we expect our financial results, in both of our segments, to continue to be affected by delays and cost volatility through 2024, due to supply chain disruptions, inflationary pressures, tariffs and regulatory slowdowns. These factors will cause us to carry impacted projects at lower margins until their completion and may result in decelerations in project opportunities and awards.
We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new clean energy sources. Consequently, we believe we will continue to see significant bidding activity on large transmission projects going forward. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in 2024 will not likely have a large impact on our 2024 results. Bidding and construction activity for small to medium-size transmission projects and upgrades remain active, and we expect this trend to continue.

As a result of reduced spending by United States utilities on their distribution systems for many years, we believe there is a need for sustained investment by utilities on their distribution systems to properly maintain or meet reliability requirements. In 2023, we continued to see increased bidding activity in some of our electric distribution markets, as economic conditions improved in those areas. We believe the increased storm activity and destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Distribution systems may also require upgrades to accommodate additional distributed energy resources and increased electrification. Several industry and market trends are also prompting customers in the electric utility industry to seek outsourcing partners rather than performing projects internally. These trends include an aging electric utility workforce, increasing costs and staffing constraints. We believe electric utility employee retirements could increase with further economic recovery, which may result in an increase in outsourcing opportunities.
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
In addition, the United States has experienced decades of underfunded economic expansion and aging infrastructure which have challenged the capacity of public water and transportation infrastructure forcing states and municipalities to seek creative means to fund needed expansion and repair. We believe the need for expanding public infrastructure will offer opportunity in our C&I segment for several years. Legislation and regulation that promotes domestic manufacturing could also create opportunity for our C&I segment. We expect the long-term growth in our C&I segment to generally track the overall growth of the regions we serve.
We continued to implement strategies that further expand our capabilities and effectively allocate capital. We have focused on strengthening our balance sheet by reducing our variable rate outstanding debt in the current higher interest rate environment, which has increased our liquidity and allows us to take advantage of future opportunities as they arise. During 2023 and 2022, the Company repurchased 25,042 and 442,167 shares, respectively of its common stock under repurchase programs at a weighted-average price of $114.55 and $83.64 per share, respectively. As of December 31, 2023, we had $72.5 million of remaining availability to purchase shares under our current program, which continues in effect until May 8, 2024, or until the authorized funds are exhausted. Additionally, on January 4, 2022, we acquired all issued and outstanding shares of capital stock of Powerline Plus Ltd. and its affiliate (collectively, the “Powerline Plus Companies"), which expanded our distribution operations in Ontario, Canada.
We continue to manage our increasing operating costs, including increasing insurance, equipment, labor and material costs. We believe that our financial position, positive cash flows and other operational strengths will enable us to respond to challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our strategy. We continue to invest in developing key management and craft personnel in both our T&D and C&I markets and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity. In 2023 and 2022, we invested in capital expenditures of approximately $84.7 million and $77.1 million, respectively. Most of our capital expenditures supported opportunities in our T&D business. We plan to continue to evaluate our needs for additional equipment and tooling.
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
Changes in backlog from period to period are primarily the result of fluctuations in the timing of awards, type of awards and revenue recognition of contracts. Backlog should not be relied upon as a stand-alone indicator of future events.

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
Seasonal, Weather and Geographical.   Seasonal and changing patterns, primarily related to weather conditions and the availability of system outages, can have a significant impact on gross margins in a given period. It is typical during the winter months that parts of the country may experience snow or rainfall, which can affect our crews’ ability to work efficiently. Recent abnormal weather patterns including those related to excessive rainfall and increased thaw and freeze cycles also affect our crews’ ability to work efficiently. Additionally, our T&D customers often cannot remove their T&D lines from service during the summer months, when consumer demand for electricity is at its peak, delaying maintenance and repair services. In both cases, projects may be delayed or temporarily placed on hold. Conversely, in periods when weather remains dry and temperatures are moderate, more work can be done, sometimes with less cost, which would have a favorable impact on gross margins. The mix of business conducted in different parts of the country could also affect margins, as some parts of the country offer the opportunity for higher margins than others due to the geographic characteristics associated with the location where the work is being performed. Such characteristics include whether the project is performed in an urban versus a rural setting; in a mountainous area or in open terrain; or in normal soil conditions or rocky terrain. Site conditions, including unforeseen underground conditions, can also impact margins.
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

Consolidated Results of Operations
The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated:
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	For the year ended December 31,
(dollars in thousands)	2023		2022
Contract revenues	$3,643,905	100.0%	$3,008,542	100.0%
Contract costs	3,279,508	90.0	2,664,580	88.6
Gross profit	364,397	10.0	343,962	11.4
Selling, general and administrative expenses	234,611	6.5	222,424	7.4
Amortization of intangible assets	4,907	0.1	9,009	0.3
Gain on sale of property and equipment	(4,214)	(0.1)	(2,378)	(0.1)
Income from operations	129,093	3.5	114,907	3.8
Other income (expense):
Interest income	888	—	187	—
Interest expense	(4,939)	(0.1)	(3,563)	(0.1)
Other income (expense), net	(38)	—	2,673	0.1
Income before provision for income taxes	125,004	3.4	114,204	3.8
Income tax expense	34,014	0.9	30,823	1.0
Net income	90,990	2.5	83,381	2.8
Revenues.   Revenues increased $635.4 million, or 21.1%, to $3.64 billion for the year ended December 31, 2023 from $3.01 billion for the year ended December 31, 2022. The increase was primarily due to an increase of $297.5 million in revenue on transmission projects, an increase of $291.9 million in C&I revenue across certain geographical areas and an increase of $45.9 million in revenue on distribution projects. Clean energy projects increased revenue in both of our segments during the year ended December 31, 2023.
Gross margin.   Gross margin for the year ended December 31, 2023 decreased to 10.0% compared to 11.4% for the year ended December 31, 2022. The decrease in gross margin was primarily impacted by significant changes in our estimated gross profit on certain projects resulting in a net gross margin decrease of 1.7% for the year ended December 31, 2023, compared to a net decrease of 0.4% for the year ended December 31, 2022. During the year ended December 31, 2023, significant estimate changes negatively impacted gross margin by 2.1% and largely related to labor and project inefficiencies, some of which were caused by rising costs associated with supply chain disruptions, inflation and inclement weather experienced on certain projects. In addition, significant estimate changes in gross profit positively impacted gross margin by 0.4% and mainly related to favorable change orders, better-than-anticipated productivity and favorable weather on a project. Gross margin was also negatively impacted by inflation and an adjustment of $3.2 million associated with sales tax accruals for prior periods in one of our operating areas.
Gross profit.   Gross profit increased $20.4 million, or 5.9%, to $364.4 million for year ended December 31, 2023 from $344.0 million for the year ended December 31, 2022, due to higher revenues, partially offset by lower margins.
Selling, general and administrative expenses.   SG&A was $234.6 million for the year ended December 31, 2023, an increase of $12.2 million from $222.4 million for the year ended December 31, 2022. The year-over-year increase was primarily due to an increase in employee-related expenses to support the growth in our operations and an increase of $5.0 million related to contingent compensation expense related to a prior acquisition.
Amortization of intangible assets. Amortization of intangible assets was $4.9 million for the year ended December 31, 2023 compared to $9.0 million for the year ended December 31, 2022. The period-over-period decrease of $4.1 million was primarily due to $4.0 million of intangible amortization associated with the one-year amortization of backlog acquired with the Powerline Plus Companies during the year end December 31, 2022.
Gain on sale of property and equipment.   Gains from the sale of property and equipment in the year ended December 31, 2023 were $4.2 million compared to $2.4 million in the year ended December 31, 2022. Gains from the sale of property and equipment are attributable to routine sales of property and equipment that are no longer useful or valuable to our ongoing operations.

Interest expense.   Interest expense was $4.9 million for the year ended December 31, 2023 compared to $3.6 million for the year ended December 31, 2022. This increase was primarily attributable to higher interest rates partially offset by lower average debt balances during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Other income (expense), net. Other income was not significant for the year ended December 31, 2023 compared to other expense of $2.7 million for the year ended December 31, 2022. The change was largely due to funds received in the prior year under the Canadian Emergency Wage Subsidy program, which were attributable to a C&I segment company.
Income tax expense.   Income tax expense was $34.0 million for the year ended December 31, 2023, with an effective tax rate of 27.2%, compared to $30.8 million for the year ended December 31, 2022, with an effective tax rate of 27.0%. The increase in the tax rate for the year ended December 31, 2023 was primarily due to higher other permanent difference items, partially offset by a higher favorable impact from stock compensation excess tax benefits.
Net income.   Net income increased to $91.0 million for the year ended December 31, 2023 from $83.4 million for the year ended December 31, 2022. The increase was primarily for the reasons stated above.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales:

	For the Year Ended December 31,
	2023		2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$2,089,196	57.3%	$1,745,792	58.0%
Commercial & Industrial	1,554,709	42.7	1,262,750	42.0
Total	$3,643,905	100.0	$3,008,542	100.0
Operating income (loss):
Transmission & Distribution	$149,703	7.2	$138,886	8.0
Commercial & Industrial	45,889	3.0	43,159	3.4
Total	195,592	5.3	182,045	6.0
Corporate	(66,499)	(1.8)	(67,138)	(2.2)
Consolidated	$129,093	3.5%	$114,907	3.8%
Transmission & Distribution
Revenues for our T&D segment for the year ended December 31, 2023 were $2.09 billion compared to $1.75 billion for the year ended December 31, 2022, an increase of $343.4 million, or 19.7%. The increase in revenue was related to an increase of $297.5 million in revenue on transmission projects, primarily related to an increase in revenue on clean energy projects, and an increase of $45.9 million in revenue on distribution projects. Revenues from transmission projects represented 66.1% and 62.1%, of T&D segment revenue for the year ended December 31, 2023 and 2022, respectively.
Operating income for our T&D segment for the year ended December 31, 2023 was $149.7 million compared to $138.9 million for the year ended December 31, 2022, an increase of $10.8 million, or 7.8%. The increase in T&D operating income from the prior year was primarily due to higher revenues as discussed above. As a percentage of revenues operating income for our T&D segment was 7.2% for the year ended December 31, 2023 compared to 8.0% for the year ended December 31, 2022. Operating income margin was impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 1.5% for the year ended December 31, 2023, compared to a net decrease of 0.1% for the year ended December 31, 2022. During the year ended December 31, 2023, significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 1.7% and largely related to labor and project inefficiencies, some of which were associated with clean energy projects, inclement weather, supply chain disruptions and inflation. These decreases were partially offset by positive significant estimated gross profit changes totaling 0.2% of revenues mostly related to favorable change orders, better-than-anticipated productivity and favorable weather on a project. Additionally, T&D operating income for the year ended December 31, 2022, was negatively impacted by $4.0 million of amortization related to the one-year amortization of backlog acquired with the Powerline Plus Companies.

Commercial & Industrial
Revenues for our C&I segment for the year ended December 31, 2023 were $1.55 billion compared to $1.26 billion for the year ended December 31, 2022, an increase of $291.9 million, or 23.1%, primarily due to higher revenue related to clean energy projects in certain geographical areas. The increase in revenue included an increase of $223.4 million in revenue on fixed priced contracts, an increase of $54.8 million on T&E contracts and an increase of $13.9 million in revenues on unit price work.
Operating income for our C&I segment for the year ended December 31, 2023 was $45.9 million compared to $43.2 million for the year ended December 31, 2022, an increase of $2.7 million, or 6.3%. The year-over-year increase in operating income was primarily due to higher revenues as discussed above. Operating income, as a percentage of revenues, for our C&I segment decreased to 3.0% for the year ended December 31, 2023 from 3.4% for the year ended December 31, 2022. Operating income margin was impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 2.0% for the year ended December 31, 2023, compared to a net decrease of 0.7% for the year ended December 31, 2022. Significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 2.6% and largely related to labor and project inefficiencies, some of which were caused by supply chain disruptions and by rising costs associated with inflation. These decreases were partially offset by positive significant estimated gross profit changes totaling 0.6% of revenues mostly related to favorable change orders and better-than-anticipated productivity. Additionally, C&I operating income margin was negatively impacted by an adjustment of $3.2 million associated with an adjustment to sales tax accruals for prior periods in one of our operating areas, partially offset by improved productivity on a project that started in 2023 and favorable joint venture results.
Corporate
Corporate expenses for the year ended December 31, 2023 were consistent with corporate expenses for the year ended December 31, 2022.
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

The following table provides a reconciliation of net income attributable to MYR Group Inc. to EBITDA:

	For the year ended December 31,
(in thousands)	2023	2022	2021
Net income attributable to MYR Group Inc.	$90,990	$83,381	$85,010
Net loss - noncontrolling interests	—	—	(4)
Net income	90,990	83,381	85,006
Interest expense, net	4,051	3,376	1,729
Income tax expense	34,014	30,823	31,300
Depreciation and amortization	59,138	58,170	46,205
EBITDA	$188,193	$175,750	$164,240
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
The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	For the year ended December 31,
(in thousands)	2023	2022	2021
Net cash flows provided by operating activities	$71,016	$167,484	$137,228
Add/(subtract)
Changes in operating assets and liabilities	85,426	(8,522)	6,554
Adjustments to reconcile net income to net cash flows provided by operating activities	(65,452)	(75,581)	(58,776)
Depreciation and amortization	59,138	58,170	46,205
Income tax expense	34,014	30,823	31,300
Interest expense, net	4,051	3,376	1,729
EBITDA	$188,193	$175,750	$164,240
Working Capital
Working capital is a non-GAAP measure. We believe working capital is useful to investors and other external users of our Consolidated Financial Statements in evaluating our operating performance. The Company defines working capital as total current assets less total current liabilities. The following table provides the Company’s calculation of working capital:

	As of December 31,
(in thousands)	2023	2022	2021
Total current assets	$1,026,244	$890,291	$748,390
Less: total current liabilities	(747,202)	(666,960)	(498,599)
Working capital	$279,042	$223,331	$249,791

Liquidity, Capital Resources and Material Cash Requirements
As of December 31, 2023 and 2022, we had working capital of $279.0 million and $223.3 million, respectively. During the year ended December 31, 2023, our operating activities provided cash of $71.0 million, compared to $167.5 million for the year ended December 31, 2022. Cash flow from operations is primarily influenced by operating margins, timing of contract performance and the type of services we provide to our customers. The $96.5 million year-over-year decline in cash provided by operating activities was primarily due to unfavorable net changes in operating assets and liabilities of $93.9 million, offset by a $7.6 million increase in net income. The unfavorable change in operating assets and liabilities was primarily due to the net unfavorable year-over-year changes in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $133.0 million, partially offset by the favorable change of $43.6 million in other liabilities. The net unfavorable changes of $133.0 million in cash provided by working capital accounts, mainly related to construction activities, was due to the timing of billings and payments under our contracts. The favorable change of $43.6 million in other liabilities was primarily due to the timing of employee related wage and tax payments.
During the years ended December 31, 2023 and 2022, we used net cash of $79.1 million and $185.7 million, respectively, in investing activities. The $79.1 million of cash used in investing activities in the year ended December 31, 2023 consisted of $84.7 million for capital expenditures, partially offset by $5.6 million of proceeds from the sale of equipment. The $185.7 million of cash used in investing activities in the year ended December 31, 2022 consisted of $110.7 million to acquire the Powerline Plus Companies and $77.1 million for capital expenditures, partially offset by $2.0 million of proceeds from the sale of equipment.
During the years ended December 31, 2023 and 2022, we used cash of $18.4 million, and $9.3 million, respectively in financing activities. The $18.4 million of cash used in financing activities in the year ended December 31, 2023 consisted primarily of $7.9 million of shares repurchased to satisfy tax obligations under our stock compensation programs, $4.6 million of payments under our equipment notes, $2.9 million of share repurchases under our share repurchase program, $2.1 million of debt refinancing costs and $1.1 million of repayments of finance lease obligations, partially offset by $0.3 million of net borrowings under our revolving line of credit. The $9.3 million of cash used in financing activities in the year ended December 31, 2022 consisted primarily of $37.0 million of shares repurchases under our share repurchase program, $6.8 million of shares repurchased to satisfy tax obligations under our stock compensation programs, $1.6 million of repayments of finance lease obligations and $1.0 million of net repayments under our master equipment loan agreements. These uses of cash during the year ended December 31, 2022, were partially offset by $24.2 million of borrowing under our equipment notes and $12.9 million of net borrowing under our revolving line of credit.
We believe our $442.4 million borrowing availability under our revolving line of credit at December 31, 2023, future cash flow from operations and our ability to utilize short-term and long-term leases will provide sufficient liquidity for our short-term and long-term needs. Our primary short-term liquidity needs include cash for operations, debt service requirements, capital expenditures, and acquisition and joint venture opportunities. We believe we have adequate sources of liquidity to meet our long-term liquidity needs and foreseeable material cash requirements, including those associated with funding future acquisition opportunities. We continue to invest in developing key management and craft personnel in both our T&D and C&I segments and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
We have not historically paid dividends and currently do not expect to pay dividends.

Debt Instruments
Credit Agreement
On May 31, 2023, the Company entered into a five-year third amended and restated credit agreement with a maturity date of May 31, 2028, (the “Credit Agreement”) through a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A, that provides for a $490 million revolving credit facility (the “Facility”), subject to certain financial covenants as defined in the Credit Agreement. The Facility allows for revolving loans in Canadian dollars and other non-US currencies, up to the U.S. dollars equivalent of $150 million. Up to $75 million of the Facility may be used for letters of credit, with an additional $75 million available for letters of credit, subject to the sole discretion of each issuing bank. The Facility also allows for $15 million to be used for swingline loans. The Company has an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $200 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. Additionally, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. The Credit Agreement provides for customary events of default. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement are used to refinance existing indebtedness, and to provide for future working capital, capital expenditures, acquisitions and other general corporate purposes.
Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.25% to 1.00%; or (2) the Term Benchmark Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 2.00%. The applicable margin is determined based on the Company’s Net Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement establishes Adjusted Term Secured Overnight Financing Rate ("SOFR") (as defined in the Credit Agreement) as the benchmark rate in replacement of LIBOR. Letters of credit issued under the Facility are subject to a letter of credit fee of 1.25% to 2.00% for non-performance letters of credit or 0.625% to 1.00% for performance letters of credit, based on the Company’s Net Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.30%, based on the Company’s Net Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s Net Leverage Ratio, after giving pro forma effect thereto, exceeds 2.75.
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of December 31, 2023.
As of December 31, 2023, we had $13.2 million debt outstanding under the Facility. We had $12.9 million debt outstanding under a previous facility as of December 31, 2022.
Letters of Credit
Some of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our insurance programs. In addition, from time to time, certain customers or our sureties require us to post letters of credit to ensure payment to our subcontractors and vendors and guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution typically pursuant to our senior credit facility. Each letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement.
As of December 31, 2023, we had $34.4 million in letters of credit outstanding under our Credit Agreement, including $27.1 million related to the Company's payment obligations under its insurance programs and approximately $7.3 million related to contract performance obligations. As of December 31, 2022, we had $12.8 million in letters of credit outstanding under our previous credit agreement which were almost entirely related to the Company's payment obligations under its insurance programs. We are not aware of any claims currently asserted or threatened under any of these letters of credit that are material, individually or in the aggregate. However, to the extent payment is required for any such claims, the amount paid could be material and could adversely affect cash flows.

Equipment Notes
We have entered into multiple Master Loan Agreements with multiple banks. The Master Loan Agreements may be used for financing of equipment between us and the lenders pursuant to one or more equipment notes (“Equipment Notes”). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.
As of December 31, 2023 and 2022, we had two outstanding Equipment Notes collateralized by equipment and vehicles owned by us. As of December 31, 2023 and 2022, we also had one other equipment note outstanding collateralized by a vehicle owned by us. The outstanding balance of all Equipment Notes was $23.0 million as of December 31, 2023, of which $7.1 million was due in the next twelve months. The outstanding balance of these Equipment Notes was $27.6 million as of December 31, 2022, of which $5.1 million was due in the next twelve months.
Lease Obligations
From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to ten years, some of which may include options to extend the leases for up to six years, and some of which may include options to terminate the leases within one year. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive.
The outstanding balance of operating lease obligations was $35.0 million as of December 31, 2023. As of December 31, 2023, we had outstanding short-term and long-term operating lease obligations of approximately $9.2 million and $25.8 million, respectively. The outstanding balance of operating lease obligations was $30.5 million as of December 31, 2022. As of December 31, 2022, we had outstanding short-term and long-term operating lease obligations of approximately $9.7 million and $20.8 million, respectively.
As of December 31, 2023, we had $2.3 million outstanding finance lease obligations, consisting of short-term and long-term finance lease obligations of approximately $2.0 million and $0.3 million, respectively. As of December 31, 2022, we had $3.4 million outstanding finance lease obligations, consisting of short-term and long-term finance lease obligations of approximately $1.1 million and $2.3 million, respectively.
Purchase Commitments for Construction Equipment
As of December 31, 2023, we had approximately $32.5 million in outstanding purchase obligations for certain construction equipment to be paid with cash outlays scheduled to occur in 2024.
Performance and Payment Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds typically issued by a surety or insurance company. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the respective issuers of the bonds for any claim expenses or outlays they incur. Under our continuing indemnity and security agreements with the issuers of the bonds, we may be required to grant them a security interest relating to a particular project. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of December 31, 2023, an aggregate of approximately $2.44 billion in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $726.1 million as of December 31, 2023.
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

Concentration of Credit Risk
We grant trade credit under contractual payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, we are subject to potential credit risk related to changes in business and economic factors. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2023 and 2022, none of our customers individually exceeded 10.0% of our accounts receivable.
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
Revenue Recognition.   We recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for goods or services provided. Revenue associated with contracts with customers is recognized over time as our performance creates or enhances customer-controlled assets or creates or enhances an asset with no alternative use, for which we have an enforceable right to receive compensation as defined under the contract. To determine the amount of revenue to recognize over time, we estimate profit by determining the difference between total estimated revenue and total estimated cost of a contract. In addition, we estimate a cost accrual every quarter that represents unbilled invoicing activity for services performed by subcontractors and suppliers during the quarter, and estimate revenue from the contract cost portion of this accrual based on current gross margin rates to be consistent with our cost method of revenue recognition. The estimated value of unbilled amounts are determined using a regression analysis that estimates value based on our historical experience, and is adjusted for large individual projects. The profit and corresponding revenue is recognized over the contract term based on costs incurred under the cost-to-cost method. We utilized the cost-to-cost method as we believe cost incurred best represents the amount of work completed and remaining on our projects, and is the most common basis for computing percentage of completion in our industry. For purposes of recognizing revenue, we follow the five-step approach outlined in Accounting Standards Codification (“ASC”) 606.
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

Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts, and therefore, profit and revenue recognition. Additionally, we estimate costs to complete on fixed price contracts which are determined on an individual contract basis by evaluating each project’s status as of the balance sheet date, and using our historical experience with the level of effort required to complete the underlying project. Claims and change orders are also measured based on our historical experience with individual customers and similar contracts, and are evaluated by management individually. A change order is a modification to a contract that changes the provisions of the contract, typically resulting from changes in scope, specifications, design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work under the contract. A claim is an amount in excess of the agreed-upon contract price that we seek to collect from our clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes. We include these estimated amounts of variable consideration to the extent that it is probable there will not be a significant reversal of revenue. As of December 31, 2023 and 2022, we recognized revenues of $76.5 million and $19.6 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects.
Some of our contracts may have contract terms that include variable consideration such as safety or performance bonuses or liquidated damages. In accordance with ASC 606, we estimate the variable consideration using one of two methods. In contracts in which there is a binary outcome, the most likely amount method is used. In instances in which there is a range of possible outcomes, the expected value method is used. In accordance with ASC 606, we include the estimated amount of variable consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative recognized revenue will not occur when the final outcome of the variable consideration is determined. In contracts in which a significant reversal may occur, we use constraint in recognizing revenue on variable consideration. Although we often enter into contracts that contain liquidated damage clauses, we rarely incur them, and as such, we do not include amounts associated with liquidated damage clauses until it is probable that liquidated damages will occur. These items are continually monitored by multiple levels of management throughout the reporting period.
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
The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods. During the year ended December 31, 2023, changes in estimates pertaining to certain projects decreased consolidated gross margin by 1.7%. During the year ended December 31, 2022, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.4%. During the year ended December 31, 2021, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.4%.
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

Insurance.   We carry insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. Our deductible for each line of coverage is up to $1.0 million. Certain health benefit plans are subject to stop-loss limits of up to $0.2 million, for qualified individuals. Losses up to the deductible and stop-loss amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.
The insurance and claims accruals are based on known facts, actuarial estimates and historical trends. While recorded accruals are based on the ultimate liability, which includes amounts in excess of the deductible, a corresponding receivable for amounts in excess of the deductible is included in current assets on our consolidated balance sheets.
Stock-Based Compensation.   We determine compensation expense for stock-based awards based on the estimated fair values at the grant date and recognize the related compensation expense ratably over the vesting period. We use the straight-line amortization method to recognize compensation expense related to stock-based awards, such as restricted stock units, that have only service conditions. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. We recognize compensation expense related to performance awards that vest based on internal performance metrics and service conditions on a straight-line basis over the service period, but adjust inception-to-date expense based upon our determination of the expected achievement of the performance target at each reporting date which may vary from zero to 200% of the target performance awards. We recognize compensation expense related to performance awards with market-based performance metrics on a straight-line basis over the requisite service period. We recognize forfeitures as they occur. Shares issued under the Company’s stock-based compensation program are taken out of authorized but unissued shares.
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
As a result of the annual qualitative review process in 2023 and 2022, we determined it was not necessary to perform a quantitative assessment. In 2021, we performed a quantitative assessment on our goodwill and intangible assets with indefinite lives; this assessment did not indicate that our goodwill or indefinite lived intangible assets were impaired.
Accounts Receivable and Allowance for Doubtful Accounts.   We do not generally charge interest to our customers, and we carry our customer receivables at their face amounts, less an allowance for doubtful accounts. Based on our experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, we classify all accounts receivable as current assets. The allowance for doubtful accounts associated with account receivables was $2.0 million as of December 31, 2023 and $2.1 million as of December 31, 2022.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We were not parties to any derivative instruments and had no derivative financial instruments during the years ended December 31, 2023, 2022 or 2021.
Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, CDOR, and Term SOFR Reference Rate. If the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, CDOR, or Term SOFR Reference Rate rises, any interest payment obligations would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of December 31, 2023, we had $13.2 million of borrowings under our Facility. If market rates of interest on all our revolving debt as of December 31, 2023, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.1 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of December 31, 2023, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by approximately $0.1 million annually.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
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
Crowe LLP, the independent registered public accounting firm that audited and reported on the 2023 Financial Statements included in this Annual Report on Form 10-K, has audited the effectiveness of MYR Group’s internal control over financial reporting as of December 31, 2023 and has issued an attestation report on MYR Group’s internal control over financial reporting which appears herein.
February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of MYR Group Inc.
Thornton, CO

Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of MYR Group Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework: (2013) issued by COSO.
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
Oak Brook, Illinois
February 28, 2024

MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$24,899	$51,040
Accounts receivable, net of allowances of $1,987 and $2,073, respectively	521,893	472,543
Contract assets, net of allowances of $610 and $499, respectively	420,616	300,615
Current portion of receivable for insurance claims in excess of deductibles	8,267	9,325
Refundable income taxes	4,034	8,944
Prepaid expenses and other current assets	46,535	47,824
Total current assets	1,026,244	890,291
Property and equipment, net of accumulated depreciation of $380,465 and $351,753, respectively	268,978	233,175
Operating lease right-of-use assets	35,012	30,544
Goodwill	116,953	115,847
Intangible assets, net of accumulated amortization of $30,534 and $25,439, respectively	83,516	87,557
Receivable for insurance claims in excess of deductibles	33,739	34,210
Investment in joint venture	8,707	3,697
Other assets	5,597	3,537
Total assets	$1,578,746	$1,398,858
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$7,053	$5,074
Current portion of operating lease obligations	9,237	9,711
Current portion of finance lease obligations	2,039	1,127
Accounts payable	359,363	315,323
Contract liabilities	240,411	227,055
Current portion of accrued self-insurance	28,269	28,752
Accrued income taxes	237	—
Other current liabilities	100,593	79,918
Total current liabilities	747,202	666,960
Deferred income tax liabilities	48,230	45,775
Long-term debt	29,188	35,479
Accrued self-insurance	51,796	51,287
Operating lease obligations, net of current maturities	25,775	20,845
Finance lease obligations, net of current maturities	314	2,313
Other liabilities	25,039	15,999
Total liabilities	927,544	838,658
Commitments and contingencies
Shareholders’ equity
Preferred stock – $0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock – $0.01 par value per share; 100,000,000 authorized shares; 16,684,492 and 16,563,767 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	167	165
Additional paid-in capital	162,386	161,427
Accumulated other comprehensive loss	(3,880)	(6,300)
Retained earnings	492,529	404,908
Total shareholders’ equity	651,202	560,200
Total liabilities and shareholders’ equity	$1,578,746	$1,398,858
The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands, except per share data)	2023	2022	2021
Contract revenues	$3,643,905	$3,008,542	$2,498,289
Contract costs	3,279,508	2,664,580	2,173,308
Gross profit	364,397	343,962	324,981
Selling, general and administrative expenses	234,611	222,424	207,208
Amortization of intangible assets	4,907	9,009	2,311
Gain on sale of property and equipment	(4,214)	(2,378)	(3,098)
Income from operations	129,093	114,907	118,560
Other income (expense):
Interest income	888	187	70
Interest expense	(4,939)	(3,563)	(1,799)
Other income (expense), net	(38)	2,673	(525)
Income before provision for income taxes	125,004	114,204	116,306
Income tax expense	34,014	30,823	31,300
Net income	90,990	83,381	85,006
Less: net loss attributable to noncontrolling interest	—	—	(4)
Net income attributable to MYR Group Inc.	$90,990	$83,381	$85,010
Income per common share attributable to MYR Group Inc.:
– Basic	$5.45	$4.98	$5.05
– Diluted	$5.40	$4.91	$4.95
Weighted average number of common shares and potential common shares outstanding:
– Basic	16,682	16,760	16,838
– Diluted	16,837	16,980	17,161

Net income	$90,990	$83,381	$85,006
Other comprehensive income (loss):
Foreign currency translation adjustment	2,420	(6,473)	150
Other comprehensive income (loss)	2,420	(6,473)	150
Total comprehensive income	93,410	76,908	85,156
Less: net loss attributable to noncontrolling interest	—	—	(4)
Total comprehensive income attributable to MYR Group Inc.	$93,410	$76,908	$85,160

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	MYR Group Inc. Shareholders’ Equity	Noncontrolling Interest	Total
(in thousands)		Shares	Amount
Balance at December 31, 2020	$—	16,734	$167	$158,618	$23	$270,480	$429,288	$4	$429,292
Net income	—	—	—	—	—	85,010	85,010	(4)	85,006
Stock issued under compensation plans, net	—	187	2	496	—	—	498	—	498
Stock-based compensation expense	—	—	—	7,496	—	—	7,496	—	7,496
Shares repurchased related to tax withholding for stock-based compensation	—	(51)	(1)	(2,868)	—	(483)	(3,352)	—	(3,352)
Other comprehensive income	—	—	—	—	150	—	150	—	150
Stock issued – other	—	1	—	12	—	—	12	—	12
Balance at December 31, 2021	—	16,871	168	163,754	173	355,007	519,102	—	519,102
Net income	—	—	—	—	—	83,381	83,381	—	83,381
Stock issued under compensation plans, net	—	204	2	38	—	—	40	—	40
Stock-based compensation expense	—	—	—	7,922	—	—	7,922	—	7,922
Shares repurchased related to tax withholding for stock-based compensation	—	(69)	—	(6,124)	—	(667)	(6,791)	—	(6,791)
Settlement of stock repurchase program	—	(442)	(5)	(4,163)	—	(32,813)	(36,981)	—	(36,981)
Other comprehensive loss	—	—	—	—	(6,473)	—	(6,473)	—	(6,473)
Balance at December 31, 2022	—	16,564	165	161,427	(6,300)	404,908	560,200	—	560,200
Net income	—	—	—	—	—	90,990	90,990	—	90,990
Stock issued under compensation plans, net	—	222	2	18	—	—	20	—	20
Stock-based compensation expense	—	—	—	8,376	—	—	8,376	—	8,376
Shares repurchased related to tax withholding for stock-based compensation	—	(76)	—	(7,194)	—	(742)	(7,936)	—	(7,936)
Settlement of stock repurchase program	—	(26)	—	(241)	—	(2,627)	(2,868)	—	(2,868)
Other comprehensive income	—	—	—	—	2,420	—	2,420	—	2,420
Balance at December 31, 2023	$—	16,684	$167	$162,386	$(3,880)	$492,529	$651,202	$—	$651,202
The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$90,990	$83,381	$85,006
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	54,231	49,161	43,894
Amortization of intangible assets	4,907	9,009	2,311
Stock-based compensation expense	8,376	7,922	7,496
Deferred income taxes	2,056	9,573	6,281
Gain on sale of property and equipment	(4,214)	(2,378)	(3,098)
Other non-cash items	96	2,294	1,892
Changes in operating assets and liabilities:
Accounts receivable, net	(48,527)	(86,939)	10,659
Contract assets, net	(119,246)	(64,421)	(39,266)
Receivable for insurance claims in excess of deductibles	1,529	(14)	(4,619)
Prepaid expenses and other assets	560	1,640	(25,320)
Accounts payable	37,250	109,008	34,348
Contract liabilities	13,151	58,001	9,573
Accrued self-insurance	17	4,999	5,233
Other liabilities	29,840	(13,752)	2,838
Net cash flows provided by operating activities	71,016	167,484	137,228
Cash flows from investing activities:
Proceeds from sale of property and equipment	5,608	1,990	3,062
Cash paid for acquisitions, net of cash acquired	—	(110,660)	—
Purchases of property and equipment	(84,736)	(77,056)	(52,361)
Net cash flows used in investing activities	(79,128)	(185,726)	(49,299)
Cash flows from financing activities:
Borrowings under revolving lines of credit	562,901	198,697	—
Repayments under revolving lines of credit	(562,615)	(185,782)	—
Payment of principal obligations under equipment notes	(4,598)	(1,047)	(24,917)
Payment of principal obligations under finance leases	(1,143)	(1,592)	(336)
Borrowings under equipment notes	—	24,184	—
Proceeds from exercise of stock options	20	40	498
Debt refinancing costs	(2,129)	—	—
Repurchase of common stock	(2,868)	(36,981)	—
Payments related to tax withholding for stock-based compensation	(7,936)	(6,791)	(3,352)
Other financing activities	—	—	12
Net cash flows used in financing activities	(18,368)	(9,272)	(28,095)
Effect of exchange rate changes on cash	339	(3,538)	(410)
Net increase (decrease) in cash and cash equivalents	(26,141)	(31,052)	59,424
Cash and cash equivalents:
Beginning of period	51,040	82,092	22,668
End of period	$24,899	$51,040	$82,092
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes payments	$23,949	$20,462	$30,009
Interest payments	4,145	2,736	1,444
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	8,474	2,218	4,120
The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
NOTES TO FINANCIAL STATEMENTS
1. Organization, Business and Significant Accounting Policies
Organization and Business
MYR Group Inc. (the “Company”) is a holding company of specialty electrical construction service providers conducting operations through wholly-owned subsidiaries. The Company performs construction services in two business segments: Transmission and Distribution (“T&D”) and Commercial and Industrial (“C&I”). T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. T&D provides a broad range of services on electric transmission, distribution networks, substation facilities, clean energy projects and electric vehicle charging infrastructure. T&D services include design, engineering, procurement, construction, upgrade, maintenance and repair services. C&I customers include general contractors, commercial and industrial facility owners, government agencies and developers. C&I provides a broad range of services, which include design, installation, maintenance and repair of commercial and industrial wiring. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, commercial and industrial facilities, clean energy projects, manufacturing plants, processing facilities, water/waste-water treatment facilities, mining facilities, intelligent transportation systems, roadway lighting, signalization and electric vehicle charging infrastructure.
Significant Accounting Policies
Consolidation
The accompanying Financial Statements include the results of operations of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated. Certain reclassifications were made to prior year amounts to conform to the current year presentation.
Revenue Recognition
The Company recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services provided. Revenue associated with contracts with customers is recognized over time as the Company’s performance creates or enhances customer-controlled assets or creates or enhances an asset with no alternative use, for which the Company has an enforceable right to receive compensation as defined under the contract. To determine the amount of revenue to recognize over time, the Company estimates profit by determining the difference between total estimated revenue and total estimated cost of a contract. In addition, the Company estimates a cost accrual every quarter that represents unbilled invoicing activity for services performed by subcontractors and suppliers during the quarter, and estimates revenue from the contract cost portion of this accrual based on current gross margin rates to be consistent with its cost method of revenue recognition. The estimated value of unbilled amounts are determined using a regression analysis that estimates value based on the Company’s historical experience, and is adjusted for large individual projects. The profit and corresponding revenue is recognized over the contract term based on costs incurred under the cost-to-cost method. The Company utilizes the cost-to-cost method as it believes cost incurred best represents the amount of work completed and remaining on projects, and is the most common basis for computing percentage of completion in the industry. For purposes of recognizing revenue, the Company follows the five-step approach outlined in Accounting Standards Codification (“ASC”) 606.
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
Some of the Company’s contracts may have contract terms that include variable consideration such as safety or performance bonuses or liquidated damages. In accordance with ASC 606, the Company estimates the variable consideration using one of two methods. In contracts in which there is a binary outcome, the most likely amount method is used. In instances in which there is a range of possible outcomes, the expected value method is used. In accordance with ASC 606, the Company includes the estimated amount of variable consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative recognized revenue will not occur when the final outcome of the variable consideration is determined. In contracts in which a significant reversal may occur, the Company uses constraint in recognizing revenue on variable consideration. Although the Company often enters into contracts that contain liquidated damage clauses, the Company rarely incurs them, and as such, the Company does not include amounts associated with liquidated damage clauses until it is probable that liquidated damages will occur. These items are continually monitored by multiple levels of management throughout the reporting period.
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
Joint Ventures and Noncontrolling Interests
The Company accounts for investments in joint ventures using the proportionate consolidation method for income statement reporting and under the equity method for balance sheet reporting, unless the Company has a controlling interest causing the joint venture to be consolidated with equity owned by other joint venture partners recorded as noncontrolling interests. Under the proportionate consolidation method, joint venture activity is allocated to the appropriate line items found on the consolidated statements of operations in proportion to the percentage of participation the Company has in the joint venture. During the years ended December 31, 2023, 2022 and 2021, the Company recognized its proportionate share of joint venture revenues of $33.0 million, $11.3 million, and $26.1 million, respectively. Under the equity method the net investment in joint ventures is stated as a single item on the Company’s consolidated balance sheets. If an investment in a joint venture contains a recourse or unfunded commitment to provide additional equity, distributions and/or losses in excess of the investment a liability is recorded in other current liabilities on the Company’s consolidated balance sheets. For joint ventures which the Company does not have a controlling interest, the Company’s share of any profits and assets and its share of any losses and liabilities are recognized based on the Company’s stated percentage partnership interest in the joint venture and are typically recorded by the Company one month in arrears. The investments in joint ventures are recorded at cost and the carrying amounts are adjusted to recognize the Company’s proportionate share of cumulative income or loss, additional contributions made and dividends and capital distributions received. The Company records the effect of any impairment or any other-than-temporary decrease in the value of the joint venture investment as incurred, which may or may not be one month in arrears, depending on when the Company obtains the joint venture activity information. Additionally, the Company continually assesses the fair value of its investment in unconsolidated joint ventures despite using information that is one month in arrears for regular reporting purposes. The Company includes only its percentage ownership of each joint venture in its backlog.

Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and intercompany loans that are not deemed long-term investment accounts are recorded in the “other income (expense), net” line on the Company’s consolidated statements of operations. Foreign currency gains or losses, recorded in other income (expense), net, for the year ended December 31, 2023 and 2022, were not significant, and losses were $0.1 million for the year ended December 31, 2021. Foreign currency translation gains and losses, arising from intercompany loans that are deemed long-term investment accounts, are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
As of December 31, 2023 and 2022, the Company recognized revenues of $76.5 million and $19.6 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods. These aggregate amounts, which were included in “Contract assets” in the accompanying consolidated balance sheets, represent the Company’s estimates of additional contract revenues that were earned and probable of collection; however, the amount ultimately realized could be significantly higher or lower than the estimated amount.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the year ended December 31, 2023, changes in estimates pertaining to certain projects decreased consolidated gross margin by 1.7%, which resulted in decreases in operating income of $62.2 million, net income of $43.6 million and diluted earnings per common share attributable to MYR Group Inc. of $2.59. The estimates are reviewed and revised quarterly, as needed. Additional discussion on the impact of these estimate changes can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
During the year ended December 31, 2022, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.4%, which resulted in decreases in operating income of $9.8 million, net income of $6.9 million and diluted earnings per common share attributable to MYR Group Inc. of $0.41.
During the year ended December 31, 2021, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.4%, which resulted in increases in operating income of $9.2 million, net income attributable to MYR Group Inc. of $6.6 million and diluted earnings per common share attributable to MYR Group Inc. of $0.39.
Advertising
Advertising costs are expensed when incurred. Advertising costs, included in selling, general and administrative expenses, were $1.8 million, $1.2 million and $0.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
Stock-Based Compensation
The Company determines compensation expense for stock-based awards based on the estimated fair values at the grant date and recognizes the related compensation expense over the vesting period. The Company uses the straight-line amortization method to recognize compensation expense related to stock-based awards, such as restricted stock units, that have only service conditions. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. The Company recognizes compensation expense related to performance awards that vest based on internal performance metrics and service conditions on a straight-line basis over the service period, but adjusts inception-to-date expense based upon our determination of the potential achievement of the performance target at each reporting date. The Company recognizes compensation expense related to performance awards with market-based performance metrics on a straight-line basis over the requisite service period. The Company recognizes forfeitures as they occur. Shares issued under the Company’s stock-based compensation program are taken out of authorized but unissued shares.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2023 and 2022, the Company held its cash in checking accounts or in highly liquid money market accounts. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to financial institutions for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks issued and outstanding in excess of bank balances are recorded in accounts payable on the Company’s consolidated balance sheets and are reflected as a financing activity on the Company’s Consolidated Statements of Cash Flows.
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
Leases
The Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to ten years, some of which may include options to extend the leases for up to six years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. As of December 31, 2023, the Company had several leases with residual value guarantees. The total amount probable of being owed of residual leases guarantees is not significant. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 842. Leases are accounted for as operating or finance leases, depending on the terms of the lease.
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

Insurance
The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. The deductible for each line of coverage is up to $1.0 million. Certain health benefit plans are subject to a stop-loss limit of up to $0.2 million, for qualified individuals. Losses up to the deductible amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.
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
As a result of the annual qualitative review process in 2023 and 2022, the Company determined it was not necessary to perform a quantitative assessment. In 2021, the Company performed a quantitative assessment on goodwill and intangible assets with indefinite lives, this assessment did not indicate that the Company’s goodwill or indefinite lived intangible assets were impaired.
Concentrations
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalent balances with large financial institutions which are believed to be high quality institutions.
The Company is subject to a concentration of risk because it derives a significant portion of its revenues from a few customers. The Company’s top ten customers accounted for approximately 37.9%, 35.4%, and 34.9% of consolidated revenues for the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021, no single customer accounted for more than 10.0% of annual revenues.
The Company grants trade credit under contractual payment terms, generally without collateral, to its customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, the Company may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2023 and 2022, none of the Company’s customers individually exceeded 10.0% of accounts receivable. The Company believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
As of December 31, 2023, approximately 84% of the Company’s craft labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, the Company cannot be certain that strikes or work stoppages will not occur in the future.

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
Recent Accounting Pronouncements
Changes to GAAP are typically established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs. The Company, based on its assessment, determined that any recently issued or proposed ASUs not listed below are either not applicable to the Company or will have minimal impact on its Financial Statements when adopted.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant reportable segment expenses and other disclosure requirements. The update is effective for annual reporting periods beginning after December 15, 2023, with early adoption permitted. The guidance requires application on a retrospective basis. The Company is currently evaluating the impact of the new standard on its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The guidance also includes certain other amendments intended to improve the effectiveness of income tax disclosures. The update is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The amendments in this pronouncement should be applied on a prospective basis, with the option to apply them retrospectively. The Company is currently evaluating the impact of the new standard on the Company’s income tax disclosures.
2. Acquisition
Powerline Plus Ltd
On January 4, 2022, the Company acquired all issued and outstanding shares of capital stock of Powerline Plus Ltd. and its affiliate PLP Redimix Ltd. (collectively, the “Powerline Plus Companies"), a full-service electrical distribution construction company based in Toronto, Ontario. Cash consideration paid, funded through a combination of cash on hand and borrowings under the Facility (as defined below), including $0.1 million of net asset and other adjustments, was $110.7 million, net of cash acquired. The Company finalized the purchase price accounting relating to the acquisition of the Powerline Plus Companies during the year ended December 31, 2022.
Additionally, the acquisition includes contingent earn-out consideration that may be payable if the Powerline Plus Companies achieve certain performance targets over a three-year post-acquisition period. As of the acquisition date, the fair value of the contingent earn-out consideration was $0.9 million. As of December 31, 2023 and 2022, the fair value of the contingent earn-out consideration was zero and $0.2 million, respectively. The future payout of the contingent earn-out consideration, if any, is unlimited and could be significantly higher than the acquisition date fair value. If the minimum thresholds of the performance targets are achieved the contingent earn-out consideration payment will be approximately $17.0 million. Changes in contingent earn-out consideration, subsequent to the acquisition, of approximately $0.2 million and $0.7 million were recorded in other income, for the year ended December 31, 2023 and 2022, respectively. The results of the Powerline Plus Companies are included in the Company’s consolidated financial statements beginning on the transaction date.
The purchase agreement also includes contingent consideration provisions for down-side margin guarantee adjustments based upon certain contract performance subsequent to the acquisition. The contracts were valued at fair value at the acquisition date, causing no margin guarantee estimate or adjustments for fair value. Unfavorable changes in contract estimates, such as modified costs to complete or change order recognition, will result in changes to these margin guarantee estimates. No changes in margin guarantee adjustments on contracts, subsequent to the acquisition, have been recorded for the year ended December 31, 2023 and 2022. Future margin guarantee adjustments, if any, will be recognized in other income in 2024.

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
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.6 million as of December 31, 2023 and $0.5 million as of December 31, 2022.
Contract assets consisted of the following at December 31:

(in thousands)	2023	2022	Change
Unbilled revenue, net	$217,083	$156,266	$60,817
Contract retainages, net	203,533	144,349	59,184
Contract assets, net	$420,616	$300,615	$120,001
The Company’s consolidated balance sheets present contract liabilities that contain deferred revenue and an accrual for contracts in a loss provision.
Contract liabilities consisted of the following at December 31:

(in thousands)	2023	2022	Change
Deferred revenue	$231,604	$223,654	$7,950
Accrued loss provision	8,807	3,401	5,406
Contract liabilities	$240,411	$227,055	$13,356
The following table provides information about contract assets and contract liabilities from contracts with customers at December 31:

(in thousands)	2023	2022	Change
Contract assets, net	$420,616	$300,615	$120,001
Contract liabilities	(240,411)	(227,055)	(13,356)
Net contract assets	$180,205	$73,560	$106,645
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenues recognized in the period that were included in the opening contract liability balances were $130.7 million and $117.3 million for the year ended December 31, 2023 and 2022, respectively. This revenue consists primarily of work performed on previous billings to customers.

The net asset position for contracts in process consisted of the following at December 31:

(in thousands)	2023	2022
Costs and estimated earnings on uncompleted contracts	$6,716,990	$5,390,535
Less: billings to date	6,731,511	5,457,923
	$(14,521)	$(67,388)
The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows at December 31:

(in thousands)	2023	2022
Unbilled revenue, net	$217,083	$156,266
Deferred revenue	(231,604)	(223,654)
	$(14,521)	$(67,388)

4. Lease Obligations
From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to ten years, some of which may include options to extend the leases for up to six years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At December 31, 2023, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.
The following is a summary of the lease-related assets and liabilities recorded:

		December 31, 2023	December 31, 2022
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$35,012	$30,544
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	2,363	3,238
Total right-of-use lease assets		$37,375	$33,782
Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$9,237	$9,711
Finance lease obligations	Current portion of finance lease obligations	2,039	1,127
Total current obligations		11,276	10,838
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	25,775	20,845
Finance lease obligations	Finance lease obligations, net of current maturities	314	2,313
Total non-current obligations		26,089	23,158
Total lease obligations		$37,365	$33,996

The following is a summary of the lease terms and discount rates:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term – finance leases	0.9 years	1.9 years
Weighted-average remaining lease term – operating leases	4.0 years	3.6 years
Weighted-average discount rate – finance leases	3.1%	3.0%
Weighted-average discount rate – operating leases	4.0%	3.8%
The following is a summary of certain information related to the lease costs for finance and operating leases:

	Year ended December 31,
(in thousands)	2023	2022
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$1,792	$1,138
Interest on lease liabilities	83	128
Operating lease cost	14,302	13,428
Variable lease costs	353	415
Total lease cost	$16,530	$15,109
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Year ended December 31,
(in thousands)	2023	2022
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,519	$13,287
Right-of-use asset obtained in exchange for new operating lease obligations	$11,039	$21,663
Right-of-use asset obtained in exchange for new finance lease obligations	$—	$517
Information on operating and financing lease right of use assets and corresponding lease obligations acquired with the Powerline Plus Companies is provided in Note 2–Acquisitions to the Financial Statements.
The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under current portion of operating lease obligations and operating lease obligations, net of current maturities, as of December 31, 2023 were as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations
2024	$2,078	$13,148	$15,226
2025	320	11,188	11,508
2026	—	9,099	9,099
2027	—	4,568	4,568
2028	—	3,503	3,503
Thereafter	—	2,956	2,956
Total minimum lease payments	2,398	44,462	46,860
Financing component	(45)	(9,450)	(9,495)
Net present value of minimum lease payments	2,353	35,012	37,365
Less: current portion of operating lease obligations	(2,039)	(9,237)	(11,276)
Long-term operating lease obligations	$314	$25,775	$26,089

The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at market rental rates. Lease expense associated with these leases was $2.7 million, $2.4 million and $0.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the minimum lease payments required under these leases totaled $12.9 million, which are due over the next 5.7 years.
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
As of December 31, 2023 and 2022, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of December 31, 2023 and 2022, the fair value of the Company’s long-term debt and finance lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at December 31, 2023 and 2022. Long-term debt with variable interest rates is based on rates for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying value of the Company’s long term debt with fixed interest rates approximated fair value.
As of December 31, 2023, the fair value of the Company’s contingent earn-out consideration liability associated with the acquisition of the Powerline Plus Companies, was based on Level 3 inputs. The contingent earn-out consideration recorded represents the estimated fair value of future amounts potentially payable to the former owners of the acquired Powerline Plus Companies, if the Powerline Plus Companies achieve certain performance targets over a three-year post-acquisition period. The fair value was initially determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor. The fair value of this contingent earn-out consideration liability will be evaluated on an ongoing basis by management. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3). Significant changes in any of these assumptions could result in a significantly higher or lower potential liability.
6. Accounts Receivable
Accounts receivable consisted of the following at December 31:

(in thousands)	2023	2022
Contract receivables	$516,142	$471,724
Other	7,738	2,892
	523,880	474,616
Less: allowance for doubtful accounts	(1,987)	(2,073)
	$521,893	$472,543
The roll-forward of activity in the allowance for doubtful accounts was as follows for the years ended December 31:

(in thousands)	2023	2022	2021
Balance at beginning of period	$2,073	$2,441	$1,696
Less: reduction in (provision for) allowances	85	320	(764)
Less: write offs, net of recoveries	3	45	19
Change in foreign currency translation	2	(3)	—
Balance at end of period	$1,987	$2,073	$2,441

7. Prepaid Expenses and Other Current Assets
Prepaid expense and other current assets consisted of the following at December 31:

(in thousands)	2023	2022
Prepaid expenses	$44,410	$45,977
Other current assets	2,125	1,847
	$46,535	$47,824
8. Property and Equipment
Property and equipment consisted of the following at December 31:

(dollars in thousands)	Estimated Useful Life in Years	2023	2022
Land	—	$10,351	$10,226
Buildings and improvements	3 to 39	44,352	40,480
Construction equipment	3 to 12	578,563	519,421
Office equipment	3 to 10	16,177	14,801
		649,443	584,928
Less: accumulated depreciation and amortization		(380,465)	(351,753)
		$268,978	$233,175
Construction equipment includes assets under finance leases — see additional information provided in Note 4 — Lease Obligations to the Financial Statements.
Depreciation and amortization expense of property and equipment for the years ended December 31, 2023, 2022 and 2021 was $54.2 million, $49.2 million and $43.9 million, respectively.
9. Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following at December 31:

	2023			2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
T&D	$93,240	$—	$93,240	$93,240	$—	$93,240
C&I	25,830	—	25,830	25,830	—	25,830
Foreign currency translation	(2,117)	—	(2,117)	(3,223)	—	(3,223)
Total goodwill	$116,953	$—	$116,953	$115,847	$—	$115,847
Amortizable Intangible Assets
Backlog	$9,296	$9,296	$—	$9,296	$9,296	$—
Customer relationships	71,139	20,905	50,234	71,138	16,094	55,044
Trade names	695	403	292	695	357	338
Below market lease	511	200	311	511	102	409
Foreign currency translation	(1,768)	(270)	(1,498)	(2,689)	(410)	(2,279)
Indefinite-lived Intangible Assets
Trade names	34,412	—	34,412	34,412	—	34,412
Foreign currency translation	(235)	—	(235)	(367)	—	(367)
Total intangible assets	$114,050	$30,534	$83,516	$112,996	$25,439	$87,557

Customer relationships, amortizable trade names and backlog are being amortized on a straight-line method over an estimated useful life ranging up to 15 years and the remaining life of the contract, respectively, and have been determined to have no residual value. Certain trade names have indefinite lives and, therefore, are not being amortized. Intangible asset amortization expense was $4.9 million, $9.0 million and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, estimated future intangible asset amortization expense for the each of the next five years and thereafter was as follows:

(in thousands)	Future Amortization Expense
2024	$4,954
2025	4,954
2026	4,954
2027	4,815
2028	4,805
Thereafter	24,857
Total	$49,339

10. Accrued Liabilities
Other current liabilities consisted of the following at December 31:

(in thousands)	2023	2022
Payroll and incentive compensation	$39,986	$31,355
Union dues and benefits	26,107	21,500
Payroll, sales and other taxes	13,903	6,574
Profit sharing and thrift plan	8,592	9,119
Other	12,005	11,370
	$100,593	$79,918
11. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and equipment notes:

(dollars in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of December 31, 2023	Outstanding Balance as of December 31, 2022
Credit Agreement
Revolving loans	5/31/2023	Variable	Variable	5	$13,201	$12,915
Equipment Notes
Equipment Note 8	12/27/2019	2.75%	Semi-annual	5	2,871	3,464
Equipment Note 10	8/26/2022	4.32%	Semi-annual	5	20,125	24,119
Other equipment note	4/11/2022	4.55%	Monthly	5	44	55
					23,040	27,638
Total debt					36,241	40,553
Less: current portion of long-term debt					(7,053)	(5,074)
Long-term debt					$29,188	$35,479

Credit Agreement
On May 31, 2023, the Company entered into a five-year third amended and restated credit agreement with a maturity date of May 31, 2028, (the “Credit Agreement”) through a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A, that provides for a $490 million revolving credit facility (the “Facility”), subject to certain financial covenants as defined in the Credit Agreement. The Facility allows for revolving loans in Canadian dollars and other non-US currencies, up to the U.S. dollars equivalent of $150 million. Up to $75 million, of the Facility may be used for letters of credit, with an additional $75 million available for letters of credit, subject to the sole discretion of each issuing bank. The Facility also allows for $15 million to be used for swingline loans. The Company has an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $200 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. Additionally, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. The Credit Agreement provides for customary events of default. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement are used to refinance existing indebtedness, and to provide for future working capital, capital expenditures, acquisitions and other general corporate purposes.
Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.25% to 1.00%; or (2) the Term Benchmark Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 2.00%. The applicable margin is determined based on the Company’s Net Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement establishes Adjusted Term Secured Overnight Financing Rate ("SOFR") (as defined in the Credit Agreement) as the benchmark rate in replacement of LIBOR. Letters of credit issued under the Facility are subject to a letter of credit fee of 1.25% to 2.00% for non-performance letters of credit or 0.625% to 1.00% for performance letters of credit, based on the Company’s Net Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.30%, based on the Company’s Net Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s Net Leverage Ratio, after giving pro forma effect thereto, exceeds 2.75. The weighted average interest rate on borrowings outstanding on the Facility for the year ended December 31, 2023, was 7.07% per annum.
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of December 31, 2023.
As of December 31, 2023, the Company had $13.2 million of borrowings outstanding under the Facility and letters of credit outstanding under the Facility of approximately $34.4 million, including $27.1 million related to the Company's payment obligation under its insurance programs and approximately $7.3 million related to contract performance obligations.
As of December 31, 2022, the Company had $12.9 million of borrowings outstanding under a previous facility and letters of credit outstanding under a previous facility of approximately $12.8 million, which were almost entirely related to the Company's payment obligations under its insurance programs.
The Company had remaining deferred debt issuance costs totaling $2.2 million as of December 31, 2023, mostly related to the Credit Agreement. As permitted, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the Credit Agreement. On May 31, 2023, the Company had remaining deferred debt issuance costs related to its previous credit agreement totaling $0.4 million, which is being amortized over the life of the Credit Agreement.
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

As of December 31, 2023, the Company had two Equipment Notes outstanding under the Master Loan Agreements that are collateralized by equipment and vehicles owned by the Company. As of December 31, 2023, the Company had one other equipment note outstanding that is collateralized by a vehicle owned by the Company. The following table sets forth our remaining principal payments for the Company’s outstanding Equipment Note as of December 31, 2023:

(in thousands)	Future Equipment Notes Principal Payments
2024	$7,053
2025	4,364
2026	4,555
2027	7,068
2028	—
Thereafter	—
Total future principal payments	$23,040
Less: current portion of equipment notes	(7,053)
Long-term principal obligations	$15,987

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
The components of the Company’s revenue by contract type were as follows for the year ended December 31:

	2023
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$1,100,273	52.7%	$1,274,763	82.0%	$2,375,036	65.2%
Unit price	549,221	26.3	92,581	6.0	641,802	17.6
T&E(1)	439,702	21.0	187,365	12.0	627,067	17.2
	$2,089,196	100.0%	$1,554,709	100.0%	$3,643,905	100.0%

	2022
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$835,288	47.8%	$1,051,428	83.3%	$1,886,716	62.7%
Unit price	475,276	27.2	78,714	6.2	553,990	18.4
T&E(1)	435,228	25.0	132,608	10.5	567,836	18.9
	$1,745,792	100.0%	$1,262,750	100.0%	$3,008,542	100.0%

	2021
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$559,861	43.0%	$963,477	80.5%	$1,523,338	61.0%
Unit price	369,710	28.4	73,826	6.2	443,536	17.7
T&E(1)	372,016	28.6	159,399	13.3	531,415	21.3
	$1,301,587	100.0%	$1,196,702	100.0%	$2,498,289	100.0%
(1) The Company T&E contract type includes time-and-equipment, time-and-materials and cost-plus contracts.
The components of the Company’s revenue by market type were as follows for the year ended December 31:

		2023		2022		2021
(dollars in thousands)	Segment	Amount	Percent	Amount	Percent	Amount	Percent
Transmission	T&D	$1,380,923	37.9%	$1,083,415	36.0%	$806,367	32.3%
Distribution	T&D	708,273	19.4	662,377	22.0	495,220	19.8
Electrical construction	C&I	1,554,709	42.7	1,262,750	42.0	1,196,702	47.9
Total revenue		$3,643,905	100.0%	$3,008,542	100.0%	$2,498,289	100.0%
Remaining Performance Obligations
On December 31, 2023, the Company had $2.30 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed-upon work order to perform work on mutually accepted terms and conditions. The timing of when remaining performance obligations are recognized is evaluated quarterly and is largely driven by the estimated start date and duration of the underlying projects.
The following table summarizes the total amount of remaining performance obligations as of December 31, 2023 that the Company expects to be realized, the amount of the remaining performance obligations that the Company reasonably estimates will be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months.

	Remaining Performance Obligations as of December 31, 2023
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months
T&D	$769,128	$722,765	$46,363
C&I	1,532,019	1,144,243	387,776
Total	$2,301,147	$1,867,008	$434,139
The Company estimates approximately 95% or more of the remaining performance obligations will be recognized within twenty-four months, including approximately 80% of the remaining performance obligations estimated to be recognized within twelve months, although the timing of the Company’s performance is not always under its control. The timing of when remaining performance obligations are recognized by the Company can vary considerably and is impacted by multiple variables including, but not limited to: changes in the estimated versus actual start time of a project; the availability of labor, equipment and materials; changes in project workflow; weather; project delays and accelerations; and the timing of final contract settlements. Additionally, the difference between the remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s MSAs under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to backlog is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

13. Income Taxes
Income before income taxes by geographic area was, for the years ended December 31:

(in thousands)	2023	2022	2021
Federal	$102,014	$104,185	$106,956
Foreign	22,990	10,019	9,350
	$125,004	$114,204	$116,306
Income tax expense consisted of the following for the years ended December 31:

(in thousands)	2023	2022	2021
Current
Federal	$21,337	$13,948	$16,512
Foreign	1,821	2,148	1,947
State	7,348	5,154	6,560
	30,506	21,250	25,019
Deferred
Federal	(159)	7,739	5,061
Foreign	3,984	465	287
State	(317)	1,369	933
	3,508	9,573	6,281
Income tax expense	$34,014	$30,823	$31,300
The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for operations were as follows for the years ended December 31:

	2023	2022	2021
U.S federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of U.S. federal income tax expense	4.4	4.5	4.7
Tax differential on foreign earnings	0.7	0.6	0.5
Non-deductible meals and entertainment	0.5	0.2	0.1
Stock compensation excess tax benefits	(2.6)	(2.4)	(0.8)
Uncertain tax positions	—	0.1	—
Provision to return adjustments, net	0.7	0.7	0.4
Section 162(m) limitation	2.5	2.4	1.1
Other income, net	—	(0.1)	(0.1)
Effective rate	27.2%	27.0%	26.9%

The net deferred tax assets and (liabilities) arising from temporary differences was as follows at December 31:

(in thousands)	2023	2022
Deferred income tax assets:
Self-insurance reserves	$3,850	$2,979
Contract loss reserves	2,273	842
Stock-based awards	3,336	2,071
Bonus	11,137	8,656
Accrued vacation	2,295	2,227
Accrued profit sharing	1,707	2,030
Operating lease liabilities	8,115	6,691
Non-U.S. operating loss	2,411	2,402
Other	1,090	1,112
Total deferred income tax assets before valuation allowances	36,214	29,010
Less: valuation allowances	(2,412)	(2,402)
Total deferred income tax assets	33,802	26,608
Deferred income tax liabilities:
Property and equipment — tax over book depreciation	(45,332)	(42,413)
Non-U.S. intangible assets — tax over book amortization	(10,363)	(11,086)
Intangible assets — tax over book amortization	(4,013)	(3,331)
Right-of-use operating lease assets	(8,115)	(6,688)
Non-U.S. deferred income tax liabilities	(8,819)	(4,709)
Contract revenue adjustment	(4,790)	(4,023)
Other	(600)	(133)
Total deferred income tax liabilities	(82,032)	(72,383)
Net deferred income taxes	$(48,230)	$(45,775)
The Company determined that it is more-likely-than-not that it will not realize certain deferred tax assets related to net operating loss carryforwards on certain Canadian subsidiaries and therefore recorded a valuation allowance against the deferred tax assets for those entities.
Earnings from the Company’s Canadian subsidiaries are indefinitely reinvested in Canada, therefore as of December 31, 2023, the Company had no undistributed earnings or withholding deferral associated with its Canadian subsidiaries.
The Company is subject to taxation in various jurisdictions. The Company’s 2020 through 2022 tax returns are subject to examination by U. S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2019 through 2022.
The Company has recorded a liability for unrecognized tax benefits related to tax positions taken on its various income tax returns. If recognized, the entire amount of unrecognized tax benefits would favorably impact the effective tax rate that is reported in future periods. The decrease in the unrecognized tax benefits as of December 31, 2023 was primarily due to the lapses in the applicable statutes of limitations. The total unrecognized tax benefits is expected to be reduced by less than $0.2 million within the next 12 months. Interest and penalties related to uncertain income tax positions are included as a component of income tax expense in the Financial Statements.

The following is a reconciliation of the beginning and ending liability for unrecognized tax benefits at December 31:

(in thousands)	2023	2022
Balance at beginning of period	$390	$328
Gross increases in current period tax positions	54	83
Reductions in tax positions due to lapse of statutory limitations	(27)	(21)
Balance at end of period	417	390
Accrued interest and penalties at end of period	107	99
Total liability for unrecognized tax benefits	$524	$489
The liability for unrecognized tax benefits, including accrued interest and penalties, was included in other liabilities on the accompanying consolidated balance sheets. The amount of interest and penalties charged or credited to income tax expense as a result of the unrecognized tax benefits was not significant in the years ended December 31, 2023, 2022 and 2021.
14. Commitments and Contingencies
Purchase Commitments
As of December 31, 2023, the Company had approximately $32.5 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur in 2024.
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

(in thousands)	2023	2022
Balance at beginning of period	$80,039	$75,058
Net increases in accrued self-insurance	86,093	76,299
Net payments made	(86,067)	(71,318)
Balance at end of period	$80,065	$80,039
Insurance expense, including premiums, for workers’ compensation, general liability, automobile liability, employee health benefits, and other coverages for the years ended December 31, 2023, 2022 and 2021 was $88.3 million, $77.1 million and $65.1 million, respectively.
Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of December 31, 2023, an aggregate of approximately $2.44 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $726.1 million as of December 31, 2023.
From time to time, the Company guarantees the obligations of wholly-owned subsidiaries, including obligations under certain contracts with customers, certain lease agreements and, in some states, obligations in connection with obtaining contractors’ licenses. Additionally, from time to time, the Company is required to post letters of credit to guarantee the obligations of its wholly-owned subsidiaries, which reduces the borrowing availability under the Facility.

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
Following is a summary of stock option activity for the three-year period ended December 31, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	24,557	$22.94
Exercised	(21,806)	$22.84
Expired	(42)	$24.68
Outstanding and Exercisable at December 31, 2021	2,709	$23.74	1.1 years	$235
Exercised	(1,680)	$23.67
Expired	(160)	$19.37
Outstanding and Exercisable at December 31, 2022	869	$24.68	0.2 years	$63
Exercised	(827)	$24.68
Expired	(42)	$24.68
Outstanding and Exercisable at December 31, 2023	—	$—	0.0 years	$—
During the years ended December 31, 2023, 2022 and 2021, the intrinsic value of stock options exercised was $0.1 million, $0.1 million and $1.2 million, respectively.
Time-Vested Stock Awards
The company grants time-vested stock awards under the LTIP in the form of restricted stock awards, restricted stock units or equity-settled phantom stock. The grant date fair value of the time-vested stock awards is equal to the closing market price of the Company’s common stock on the date of grant. Time-vested stock awards granted under the LTIP to eligible employees in 2023 vest ratably on an annual basis, over three years. Time-vested stock awards granted under the LTIP to non-employee directors in 2023 vest over a one year period.
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
During the years ended December 31, 2023, 2022 and 2021, time-vested stock vesting activity settled in common stock had an intrinsic value, at the time of vesting, of $7.3 million, $7.0 million and $5.7 million, respectively.

Following is a summary of time-vested stock awards activity for the three-year period ended December 31, 2023:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2021	165,789	$28.96
Granted	57,196	$66.80
Vested	(87,584)	$29.20
Forfeited	(2,904)	$40.60
Outstanding unvested at December 31, 2021	132,497	$44.88
Granted	45,992	$76.93
Vested	(73,373)	$42.47
Forfeited	(2,500)	$58.43
Outstanding unvested at December 31, 2022	102,616	$69.70
Granted	51,167	$117.60
Vested	(63,722)	$59.71
Forfeited	(9,323)	$90.75
Outstanding unvested at December 31, 2023	80,738	$105.50
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
For performance awards, the Company recognizes stock-based compensation expense based on the grant date fair value of the award. The fair value of internal metric-based performance awards is determined by the closing stock price of the Company’s common stock on the date of the grant. The fair value of market-based performance awards is computed using a Monte Carlo simulation. Performance awards granted in 2023 are expensed over the service period of approximately 2.8 years. The Company adjusts the stock-based compensation expense related to internal metric-based performance awards according to its determination of the shares expected to vest at each reporting date. Stock-based compensation expense related to market metric-based performance awards is expensed at their grant date fair value regardless of performance.
During the years ended December 31, 2023, 2022 and 2021, performance award vesting activity settled in common stock had an intrinsic value, at the time of vesting, of $12.0 million, $15.7 million and $12.7 million, respectively.

Following is a summary of performance share award activity for the three-year period ended December 31, 2023:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2021	150,339	$36.54
Granted at target	42,091	$80.11
Earned for performance above target	58,461	$40.41
Vested	(128,920)	$39.26
Forfeited	(644)	$39.25
Outstanding unvested at December 31, 2021	121,327	$50.06
Granted at target	31,603	$118.82
Earned for performance above target	78,684	$34.10
Vested	(157,368)	$34.10
Forfeited	(738)	$45.71
Outstanding unvested at December 31, 2022	73,508	$96.75
Granted at target	32,994	$136.54
Earned for performance above target	38,916	$80.07
Vested	(77,832)	$80.07
Forfeited	(8,468)	$108.24
Outstanding unvested at December 31, 2023	59,118	$128.29
Stock-based Compensation Expense
The Company recognized stock-based compensation expense of approximately $8.4 million, $7.9 million and $7.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, in selling, general and administrative expenses on the Company’s consolidated statements of operations. As of December 31, 2023, there was approximately $9.9 million of unrecognized stock-based compensation expense related to awards granted under the Long-Term Incentive Plans. This included $5.3 million of unrecognized compensation cost related to unvested time-vested stock awards expected to be recognized over a remaining weighted average vesting period of approximately 1.5 years and $4.6 million of unrecognized compensation cost related to unvested performance awards, expected to be recognized over a remaining weighted average vesting period of approximately 1.5 years.
16. Employee Benefit Plans
The Company sponsors multiple defined contribution plans for eligible employees not covered by collective bargaining agreements. The plans include various features such as voluntary employee pre-tax and Roth-based contributions and matching contributions made by the Company. In addition, at the discretion of our Board of Directors, we may make additional profit sharing contributions to the plans. Company contributions under these defined contribution plans are based upon a percentage of income with limitations as defined by each plan. Total contributions for the years ended December 31, 2023, 2022 and 2021 amounted to $15.9 million, $15.7 million, and $17.8 million, respectively.
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees, who are represented by more than 300 local unions. The related collective-bargaining agreements between those organizations and the Company, which specify the rate at which the Company must contribute to the multi-employer defined pension plan, expire at different times between 2024 and 2026.
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
The following table summarizes plan information relating to the Company’s participation in multi-employer defined benefit pension plans, including company contributions for the last three years, the status under the Pension Protection Act of 2006, as amended by the Consolidated and Further Continuing Appropriations Act of 2015 (“PPA”) of the plans and whether the plans are subject to a funding improvement or rehabilitation plan, or contribution surcharges. The most recent zone status is for the plan’s year-end indicated in the table. The zone status is based on information that the Company received from the plan, as well as from publicly available information on the U.S. Department of Labor website. The PPA zone status for the plan year ended on December 31, 2023 has not been listed because Forms 5500 were not yet available. Among other factors, plans in the red “critical” zone are generally less than 65 percent funded, plans in the yellow “endangered” zone are between 65 and 80 percent funded, and plans in the green zone are at least 80 percent funded. Also listed in the table below are the Company’s contributions to defined contribution plans. Information in the table has been presented separately for individually significant plans and in the aggregate for all other plans.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status				Contributions to Plan for the Year ended December 31,			Funding Plan	Surcharge Imposed
		Status	Plan Year End	Status	Plan Year End	2023	2022	2021
						(in thousands)
Defined Benefit Plans:
Southern California IBEW-NECA Pension Trust Fund	95-6392774 001	Yellow	6/30/2022	Yellow	6/30/2021	$51,136	$40,810	$39,529	Yes	No
Eighth District Electrical Pension Fund	84-6100393 001	Green	3/31/2023	Green	3/31/2022	15,158	15,097	12,007	No	No
National Electrical Benefit Fund	53-0181657 001	Green	12/31/2022	Green	12/31/2021	14,598	13,804	11,627	No	No
IBEW Local 332 Pension Plan Part A	94-2688032 004	Green	12/31/2022	Green	12/31/2021	4,292	5,723	6,409	No	No
IBEW Local 769 Management Pension Plan A	86-6049763 001	Green	6/30/2022	Green	6/30/2021	5,222	5,061	3,446	No	No
IBEW Local Union 1249 Pension Fund	15-6035161 001	Green	12/31/2022	Green	12/31/2021	5,706	3,791	3,684	No	No
Laborers Local Union 158 Pension Fund	23-6580323 001	Green	12/31/2022	Green	12/31/2021	3,246	256	37	No	No
Defined Contribution Plans:
National Electrical Annuity Plan	52-6132372 001		n/a		n/a	30,758	36,982	27,974	n/a	n/a
Eighth District Electrical Pension Fund Annuity Plan	84-6100393 002		n/a		n/a	3,624	3,347	5,097	n/a	n/a
San Mateo Country Electrical Construction Industry Retirement Plan	51-6052127 001		n/a		n/a	4,752	2,953	5,976	n/a	n/a
All other plans:						40,716	28,014	30,094
Total contributions:						$179,208	$155,838	$145,880
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

One of the Company’s subsidiaries was listed in the Eighth District Electrical Pension Fund’s Form 5500 as providing more than five percent of the total contributions to that plan or was one of the top-ten highest contributors to that plan, for the plan years ended March 31, 2023, 2022 and 2021, in the National Electrical Benefit Fund’s Form 5500 as providing more than five percent of the total contributions to that plan or was one of the top-ten highest contributors to that plan, for the plan years ended December 31, 2022, and in the IBEW local 769 Management Pension Plan A’s Form 5500 as providing more than five percent of the total contributions to that plan or was one of the top-ten highest contributors to that plan, for the plan years ended June 30, 2022, 2021 and 2020. Another of the company’s subsidiaries was listed in the Southern California IBEW-NECA Pension Trust Fund Plan’s Form 5500 as providing more than five percent of the total contributions to that plan or was one of the top-ten highest contributors to that plan, for the plan year ended June 30, 2022, 2021 and 2020, and in the IBEW Local 332 Pension Plan Part A’s Form 5500 as providing more than five percent of the total contributions to that plan or was one of the top-ten highest contributors to that plan, for the plan years ended December 31, 2022.
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
Commercial and Industrial: The C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, the installation of intelligent transportation systems, roadway lighting, signalization and electric vehicle charging infrastructure. Typical C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, commercial and industrial facilities, clean energy projects, manufacturing plants, processing facilities, water/waste-water treatment facilities, mining facilities, and transportation control and management systems. The C&I segment generally provides electric construction and maintenance services as a subcontractor to general contractors in the C&I industry, but also contracts directly with facility owners.
The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	For the Year ended December 31,
(in thousands)	2023	2022	2021
Contract revenues:
T&D	$2,089,196	$1,745,792	$1,301,587
C&I	1,554,709	1,262,750	1,196,702
	$3,643,905	$3,008,542	$2,498,289
Income from operations:
T&D	$149,703	$138,886	$132,738
C&I	45,889	43,159	54,418
General Corporate	(66,499)	(67,138)	(68,596)
	$129,093	$114,907	$118,560

The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Identifiable assets, consisting of contract receivables, contract assets, construction materials inventory, goodwill and intangibles for each segment are as follows as of December 31:

(in thousands)	2023	2022
T&D	$632,788	$500,568
C&I	502,451	473,101
General Corporate	443,507	425,189
	$1,578,746	$1,398,858
An allocation of total depreciation, including depreciation of shared construction equipment, and amortization to each segment is as follows:

	For the Year ended December 31,
(in thousands)	2023	2022	2021
Depreciation and amortization
T&D	$51,470	$50,825	$38,668
C&I	7,668	7,345	7,537
	$59,138	$58,170	$46,205
As of December 31, 2023 and 2022, there were $169.0 million and $146.1 million, respectively, of identifiable assets attributable to Canadian operations.
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
Net income attributable to MYR Group Inc. and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	For the Year ended December 31,
(in thousands, except per share data)	2023	2022	2021
Numerator:
Net income	$90,990	$83,381	$85,006
Less: net loss attributable to noncontrolling interest	—	—	(4)
Net income attributable to MYR Group Inc.	$90,990	$83,381	$85,010
Denominator:
Weighted average common shares outstanding	16,682	16,760	16,838
Weighted average dilutive securities	155	220	323
Weighted average common shares outstanding, diluted	16,837	16,980	17,161
Net income per share attributable to MYR Group Inc.:
Basic	$5.45	$4.98	$5.05
Diluted	$5.40	$4.91	$4.95

For the years ended December 31, 2023, 2022 and 2021, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would have been anti-dilutive. All of the Company’s non-participating unvested restricted shares were included in the computation of weighted average dilutive securities. The following table summarizes the shares of common stock underlying the Company’s unvested performance awards that were excluded from the calculation of dilutive securities:

(in thousands)	2023	2022	2021
Performance awards	13	13	—
Share Repurchase Program
On November 1, 2023, the Company announced that its Board of Directors had authorized a new $75.0 million share repurchase program (the "Repurchase Program") which became effective on November 9, 2023. The Repurchase Program will expire on May 8, 2024, or when the authorized funds are exhausted, whichever is earlier. The Company’s prior $75.0 million repurchase program that commenced on May 9, 2023 expired on November 8, 2023.
During 2023 the Company repurchased 25,042 shares of its common stock under multiple repurchase programs at a weighted-average price of $114.55 per share. All of the shares repurchased were retired. The shares repurchased resulted in no change to authorized shares and an increase to unissued shares. As of December 31, 2023, the Company had $72.5 million of remaining availability to repurchase shares of the Company’s common stock under the Repurchase Program.
During 2023 and 2022, the Company repurchased 76,150 and 68,675 shares of stock, respectively, for approximately $7.9 million and $6.8 million, respectively, from its employees to satisfy tax obligations on shares vested under the LTIP. All of the shares repurchased were retired and returned to authorized but unissued stock.
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
Management, together with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance related to the matters stated in the above paragraph as of December 31, 2023.
Management’s Evaluation of Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective, as of December 31, 2023, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Management’s annual report on internal control over financial reporting is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
In addition, Crowe LLP, an independent registered public accounting firm, audited and reported on the 2023 Financial Statements included in this Annual Report on Form 10-K, and has issued an attestation report on our internal control over financial reporting. The report is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
None of the Company’s directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s quarter ended December 31, 2023.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this Item 10 related to our directors is incorporated by reference to the information to be included under “Proposal 1. Election of Two Class II Director Nominees for Two-Year Terms” of our definitive Proxy Statement for our Annual Meeting of Shareholders scheduled expected to be held April 24, 2024 (the “2024 Proxy Statement”). Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information to be included under the heading “Nominating, Environmental, Social and Corporate Governance Committee Matters and “2025 Annual Meeting of Shareholders” in the 2024 Proxy Statement. There were no material changes to the procedures by which security holders may recommend nominees to our board of directors in 2023. Information about our Audit Committee, including its members, and our Audit Committee financial experts, is incorporated by reference to the information to be included under the headings “Corporate Governance—Committee Membership and Meeting Attendance” and “Audit Committee Matters” in the 2024 Proxy Statement. Information related to our executive officers is contained in the section entitled “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K.
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
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference to the information to be included in the 2024 Proxy Statement under the headings “Proposal 1. Election of Two Class II Director Nominees for Two-Year Terms - Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Compensation Committee Matters”.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item 12 is incorporated by reference to the information to be included in our 2024 Proxy Statement under the headings “Ownership of Equity Securities,” and “Compensation Discussion and Analysis.”
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the information to be included in the 2024 Proxy Statement under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance — Director Independence.”
Item 14.    Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to the information to be included in the 2024 Proxy Statement under the heading “Audit Committee Matters.”

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
3.1
Certificate of Amendment to the Restated Certificate of Incorporation of MYR Group Inc., incorporated by reference to exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on October 25, 2023

3.2
Amended and Restated By-Laws of MYR Group Inc., effective April 20, 2023, incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 24, 2023

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

10.4
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

10.6
Employment Agreement, dated April 29, 2015 between the Company and Tod Cooper, incorporated by reference to exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001- 08325), filed with the SEC on March 3, 2016+

Number	Description
10.7
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

10.8
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

10.12
Form of Restricted Stock Units Award Agreement (Non-Employee Director) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 28, 2017+

10.13
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

10.15
Form of Restricted Stock Unit Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 2, 2018+

10.16
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

10.18
Form of Performance Shares Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 1, 2019+

10.19
Form of Non-Employee Directors Restricted Stock Unit Award Agreement under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 31, 2019+

10.20
Asset Purchase Agreement, dated as of July 15, 2019, by and among MYR Group, Inc., certain subsidiaries of MYR Group, Inc., as purchasers, and CSI Electrical Contractors, Inc., incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 31, 2019

10.21
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

Number	Description
10.23
Form of Restricted Stock Unit Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on April 27, 2022+

10.24
Form of Performance Shares Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on April 27, 2022+

10.25
Employment Agreement, dated January 9, 2023 between the Company and Kelly M. Huntington, incorporated by reference to exhibit 10.27 of the Company’s Annual Report on Form 10-K (File No. 001-08325), filed with the SEC on February 22, 2023+

10.26
Employment Agreement, dated May 1, 2023, between the Company and Don A. Egan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 26, 2023+

10.27
Third Amended and Restated Credit Agreement, dated May 31, 2023, by and among MYR Group Inc., the lenders party thereto, Bank of Montreal, CIBC Bank USA, TD Bank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 26, 2023

21.1	List of Subsidiaries†
23.1	Consent of Crowe LLP†
24.1	Power of Attorney†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†
97.1	Compensation Clawback Policy†
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)
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

MYR GROUP INC. (Registrant)

/s/ KELLY M. HUNTINGTON
February 28, 2024	Name:	Kelly M. Huntington
	Title:	Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
Richard S. Swartz
/s/ KELLY M. HUNTINGTON	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2024
Kelly M. Huntington
*	Chair of the Board of Directors	February 28, 2024
Kenneth M. Hartwick
*	Director	February 28, 2024
Bradley T. Favreau
*	Director	February 28, 2024
Ajoy H. Karna
*	Director	February 28, 2024
Jennifer E. Lowry
*	Director	February 28, 2024
Donald C.I. Lucky
*	Director	February 28, 2024
Shirin S. O'Connor
*	Director	February 28, 2024
William D. Patterson

*By:	/s/ KELLY M. HUNTINGTON	February 28, 2024
(Kelly M. Huntington) (Attorney-in-fact)