Form 10-Q
period 2024-03-31
MYR GROUP INC.
filed 2024-05-01
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2024, there were 16,765,450 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,911	$24,899
Accounts receivable, net of allowances of $946 and $1,987, respectively	527,069	521,893
Contract assets, net of allowances of $575 and $610, respectively	450,741	420,616
Current portion of receivable for insurance claims in excess of deductibles	8,215	8,267
Refundable income taxes	1,754	4,034
Prepaid expenses and other current assets	34,497	46,535
Total current assets	1,026,187	1,026,244
Property and equipment, net of accumulated depreciation of $383,009 and $380,465, respectively	272,569	268,978
Operating lease right-of-use assets	38,515	35,012
Goodwill	115,865	116,953
Intangible assets, net of accumulated amortization of $31,564 and $30,534, respectively	81,449	83,516
Receivable for insurance claims in excess of deductibles	33,594	33,739
Investment in joint ventures	9,461	8,707
Other assets	5,850	5,597
Total assets	$1,583,490	$1,578,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,617	$7,053
Current portion of operating lease obligations	9,918	9,237
Current portion of finance lease obligations	1,845	2,039
Accounts payable	321,277	359,363
Contract liabilities	270,964	240,411
Current portion of accrued self-insurance	24,623	28,269
Accrued income taxes	1,185	237
Other current liabilities	95,929	100,593
Total current liabilities	732,358	747,202
Deferred income tax liabilities	47,829	48,230
Long-term debt	31,315	29,188
Accrued self-insurance	51,007	51,796
Operating lease obligations, net of current maturities	28,592	25,775
Finance lease obligations, net of current maturities	184	314
Other liabilities	28,485	25,039
Total liabilities	919,770	927,544
Commitments and contingencies
Shareholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 16,761,942 and 16,684,492 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	167	167
Additional paid-in capital	158,791	162,386
Accumulated other comprehensive loss	(6,352)	(3,880)
Retained earnings	511,114	492,529
Total shareholders’ equity	663,720	651,202
Total liabilities and shareholders’ equity	$1,583,490	$1,578,746
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended March 31,
(in thousands, except per share data)	2024	2023
Contract revenues	$815,562	$811,616
Contract costs	729,319	727,224
Gross profit	86,243	84,392
Selling, general and administrative expenses	62,233	56,964
Amortization of intangible assets	1,228	1,226
Gain on sale of property and equipment	(1,489)	(1,224)
Income from operations	24,271	27,426
Other income (expense):
Interest income	142	321
Interest expense	(1,054)	(586)
Other expense, net	(263)	(90)
Income before provision for income taxes	23,096	27,071
Income tax expense	4,157	3,908
Net income	$18,939	$23,163
Income per common share:
—Basic	$1.13	$1.39
—Diluted	$1.12	$1.38
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,711	16,618
—Diluted	16,837	16,824

Net income	$18,939	$23,163
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,472)	136
Other comprehensive income (loss)	(2,472)	136
Total comprehensive income	$16,467	$23,299
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
(in thousands)	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2022	$—	16,564	$165	$161,427	$(6,300)	$404,908	$560,200
Net income	—	—	—	—	—	23,163	23,163
Stock issued under compensation plans, net	—	211	2	18	—	—	20
Stock-based compensation expense	—	—	—	1,982	—	—	1,982
Shares repurchased related to tax withholding for stock-based compensation	—	(76)	—	(7,194)	—	(742)	(7,936)
Other comprehensive income	—	—	—	—	136	—	136
Balance at March 31, 2023	$—	16,699	$167	$156,233	$(6,164)	$427,329	$577,565

Balance at December 31, 2023	$—	16,684	$167	$162,386	$(3,880)	$492,529	$651,202
Net income	—	—	—	—	—	18,939	18,939
Stock issued under compensation plans, net	—	114	1	(1)	—	—	—
Stock-based compensation expense	—		—	1,917	—	—	1,917
Shares repurchased related to tax withholding for stock-based compensation	—	(36)	(1)	(5,511)	—	(354)	(5,866)
Other comprehensive loss	—	—	—	—	(2,472)	—	(2,472)
Balance at March 31, 2024	$—	16,762	$167	$158,791	$(6,352)	$511,114	$663,720
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$18,939	$23,163
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	14,602	12,763
Amortization of intangible assets	1,228	1,226
Stock-based compensation expense	1,917	1,982
Gain on sale of property and equipment	(1,489)	(1,224)
Other non-cash items	656	62
Changes in operating assets and liabilities:
Accounts receivable, net	(6,009)	53,819
Contract assets, net	(30,962)	(31,868)
Receivable for insurance claims in excess of deductibles	197	(601)
Other assets	13,409	15,921
Accounts payable	(30,990)	(19,142)
Contract liabilities	30,758	(6,312)
Accrued self-insurance	(4,426)	(2,561)
Other liabilities	(140)	(10,070)
Net cash flows provided by operating activities	7,690	37,158
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,879	1,539
Purchases of property and equipment	(25,783)	(19,615)
Net cash flows used in investing activities	(23,904)	(18,076)
Cash flows from financing activities:
Borrowings under revolving lines of credit	121,745	9,242
Repayments under revolving lines of credit	(117,463)	(22,157)
Payment of principal obligations under equipment notes	(2,591)	(1,980)
Payment of principal obligations under finance leases	(275)	(302)
Proceeds from exercise of stock options	—	20
Payments related to tax withholding for stock-based compensation	(5,866)	(7,936)
Net cash flows used in financing activities	(4,450)	(23,113)
Effect of exchange rate changes on cash	(324)	30
Net decrease in cash and cash equivalents	(20,988)	(4,001)
Cash and cash equivalents:
Beginning of period	24,899	51,040
End of period	$3,911	$47,039
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
Basis of Presentation
Interim Consolidated Financial Information
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income, shareholders’ equity and cash flows with respect to the interim consolidated financial statements, have been included. The consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements as of that date. The results of operations and comprehensive income are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 28, 2024 (the "2023 Annual Report").
Joint Ventures and Noncontrolling Interests
The Company accounts for investments in joint ventures using the proportionate consolidation method for income statement reporting and under the equity method for balance sheet reporting, unless the Company has a controlling interest causing the joint venture to be consolidated with equity owned by other joint venture partners recorded as noncontrolling interests. As of March 31, 2024, the Company did not have a controlling interest in any current joint venture partnerships. Under the proportionate consolidation method, joint venture activity is allocated to the appropriate line items found on the consolidated statements of operations in proportion to the percentage of participation the Company has in the joint venture. Under the equity method the net investment in joint ventures is stated as a single item on the Company’s consolidated balance sheets. If an investment in a joint venture contains a recourse or unfunded commitments to provide additional equity, distributions and/or losses in excess of the investment, a liability is recorded in other current liabilities on the Company’s consolidated balance sheets.

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
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and intercompany loans that are not deemed long-term investment accounts are recorded in the “other expense, net” line on the Company’s consolidated statements of operations. Foreign currency losses and gains, recorded in other expense, net, for the three months ended March 31, 2024 and 2023 were not significant. Foreign currency translation gains and losses, arising from intercompany loans that are deemed long-term investment accounts, are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
As of March 31, 2024 and December 31, 2023, the Company had recognized revenues of $87.4 million and $76.5 million, respectively, related to large change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended March 31, 2024, changes in estimates pertaining to certain projects decreased consolidated gross margin by 1.2%, which resulted in decreases in operating income of $9.8 million, net income of $6.9 million and diluted earnings per common share of $0.41. Additional discussion on the impact of these estimate changes can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations.”
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
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.6 million as of March 31, 2024 and December 31, 2023, respectively.
Contract assets consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023	Change
Unbilled revenue, net	$232,565	$217,083	$15,482
Contract retainages, net	218,176	203,533	14,643
Contract assets, net	$450,741	$420,616	$30,125
The Company’s consolidated balance sheets present contract liabilities that contain deferred revenue and an accrual for contracts in a loss provision.
Contract liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023	Change
Deferred revenue	$262,871	$231,604	$31,267
Accrued loss provision	8,093	8,807	(714)
Contract liabilities	$270,964	$240,411	$30,553

The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	March 31, 2024	December 31, 2023	Change
Contract assets, net	$450,741	$420,616	$30,125
Contract liabilities	(270,964)	(240,411)	(30,553)
Net contract assets	$179,777	$180,205	$(428)
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $28.6 million for the three months ended March 31, 2024. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $60.2 million for the three months ended March 31, 2023. This revenue consists primarily of work performed on previous billings to customers.
The net asset position for contracts in process consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Costs and estimated earnings on uncompleted contracts	$6,667,250	$6,716,990
Less: billings to date	6,697,556	6,731,511
	$(30,306)	$(14,521)
The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

(in thousands)	March 31, 2024	December 31, 2023
Unbilled revenue	$232,565	$217,083
Deferred revenue	(262,871)	(231,604)
	$(30,306)	$(14,521)

3. Lease Obligations
From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to ten years, some of which may include options to extend the leases for up to six years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At March 31, 2024, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.

The following is a summary of the lease-related assets and liabilities recorded:

		March 31, 2024	December 31, 2023
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$38,515	$35,012
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	2,174	2,363
Total right-of-use lease assets		$40,689	$37,375

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$9,918	$9,237
Finance lease obligations	Current portion of finance lease obligations	1,845	2,039
Total current obligations		11,763	11,276
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	28,592	25,775
Finance lease obligations	Finance lease obligations, net of current maturities	184	314
Total non-current obligations		28,776	26,089
Total lease obligations		$40,539	$37,365
The following is a summary of the lease terms and discount rates:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term - finance leases	0.6 years	0.9 years
Weighted-average remaining lease term - operating leases	4.0 years	4.0 years
Weighted-average discount rate - finance leases	3.2%	3.1%
Weighted-average discount rate - operating leases	4.0%	4.0%
The following is a summary of certain information related to the lease costs for finance and operating leases:

(in thousands)	Three months ended March 31,
	2024	2023
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$1,892	$1,206
Interest on lease liabilities	16	24
Operating lease cost	3,713	3,590
Variable lease costs	93	89
Total lease cost	$5,714	$4,909
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Three months ended March 31,
(in thousands)	2024	2023
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,650	$3,616
Right-of-use asset obtained in exchange for new operating lease obligations	$4,864	$1,616

The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under financial leases, less interest, and under operating leases, less imputed interest, as of March 31, 2024 were as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations
Remainder of 2024	$1,743	$10,306	$12,049
2025	313	12,194	12,507
2026	—	9,960	9,960
2027	—	5,342	5,342
2028	—	4,087	4,087
2029	—	2,354	2,354
Thereafter	—	892	892
Total minimum lease payments	2,056	45,135	47,191
Financing component	(27)	(6,625)	(6,652)
Net present value of minimum lease payments	2,029	38,510	40,539
Less: current portion of finance and operating lease obligations	(1,845)	(9,918)	(11,763)
Long-term finance and operating lease obligations	$184	$28,592	$28,776
The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at or below market rental rates. Lease expense associated with these leases was $0.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the minimum lease payments required under these leases totaled $12.1 million, which are due over the next 5.4 years.
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
As of March 31, 2024 and December 31, 2023, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of March 31, 2024 and December 31, 2023, the fair value of the Company’s long-term debt and finance lease obligations was based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at March 31, 2024 and December 31, 2023, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying value of the Company’s finance lease obligations also approximated fair value.

As of March 31, 2024, the fair value of the Company’s contingent earn-out consideration liability associated with the acquisition of Powerline Plus Ltd. and its affiliate PLP Redimix Ltd. (collectively, the “Powerline Plus Companies") on January 4, 2022, was based on Level 3 inputs. The contingent earn-out consideration recorded represents the estimated fair value of future amounts potentially payable to the former owners of the acquired Powerline Plus Companies, if the Powerline Plus Companies achieve certain performance targets over a three-year post-acquisition period. The fair value was initially determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor. The fair value of this contingent earn-out consideration liability will be evaluated on an ongoing basis by management. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3). Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. As of the acquisition date, the fair value of the contingent earn-out consideration was $0.9 million. As of March 31, 2024 and December 31, 2023, the fair value of the contingent earn-out consideration was zero. The future payout of the contingent earn-out consideration, if any, is unlimited and could be significantly higher than the acquisition date fair value. If the minimum thresholds of the performance targets are achieved the contingent earn-out consideration payment will be approximately $16.6 million. There were no changes in contingent earn-out consideration during the three months ended March 31, 2024 and 2023. Any changes in contingent earn-out consideration are recorded in other income.
5. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

(dollar amounts in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of March 31, 2024	Outstanding Balance as of December 31, 2023
Credit Agreement
Revolving loans	5/31/2023	Variable	Variable	5	$17,483	$13,201

Equipment Notes
Equipment Note 8	12/27/2019	2.75%	Semi-annual	5	2,345	2,871
Equipment Note 10	8/26/2022	4.32%	Semi-annual	5	18,064	20,125
Other equipment note	4/11/2022	4.55%	Monthly	5	40	44
					20,449	23,040
Total debt					37,932	36,241
Less: current portion of long-term debt					(6,617)	(7,053)
Long-term debt					$31,315	$29,188
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

Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.25% to 1.00%; or (2) the Term Benchmark Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 2.00%. The applicable margin is determined based on the Company’s Net Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement establishes Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Credit Agreement) as the benchmark rate in replacement of LIBOR. Letters of credit issued under the Facility are subject to a letter of credit fee of 1.25% to 2.00% for non-performance letters of credit or 0.625% to 1.00% for performance letters of credit, based on the Company’s Net Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.30%, based on the Company’s Net Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s Net Leverage Ratio, after giving pro forma effect thereto, exceeds 2.75. The weighted average interest rate on borrowings outstanding on the Facility for the three months ended March 31, 2024, was 7.56% per annum.
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of March 31, 2024.
As of March 31, 2024, the Company had $17.5 million of borrowings outstanding under the Facility and letters of credit outstanding under the Facility of approximately $38.2 million, including $27.1 million related to the Company's payment obligation under its insurance programs and approximately $11.1 million related to contract performance obligations.
As of December 31, 2023, the Company had $13.2 million of borrowings outstanding under the Facility and letters of credit outstanding under the Facility of approximately $34.4 million, including $27.1 million related to the Company's payment obligation under its insurance programs and approximately $7.3 million related to contract performance obligations.
The Company had remaining deferred debt issuance costs totaling $2.1 million as of March 31, 2024, related to the line of credit. As permitted, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.
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
As of March 31, 2024, the Company had two Equipment Notes outstanding under the Master Loan Agreements that are collateralized by equipment and vehicles owned by the Company. As of March 31, 2024, the Company had one other equipment note outstanding that is collateralized by a vehicle owned by the Company. The following table sets forth our remaining principal payments for all of the Company’s outstanding equipment notes as of March 31, 2024:

(in thousands)	Future Equipment Notes Principal Payments
Remainder of 2024	$4,461
2025	4,364
2026	4,555
2027	7,069
2028	—
2029	—
Total future principal payments	20,449
Less: current portion of equipment notes	(6,617)
Long-term principal obligations	$13,832

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
The components of the Company’s revenue by contract type for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31, 2024
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$243,000	49.5%	$264,800	81.5%	$507,800	62.3%
Unit price	136,125	27.8	16,336	5.0	152,461	18.7
T&E	111,270	22.7	44,031	13.5	155,301	19.0
	$490,395	100.0%	$325,167	100.0%	$815,562	100.0%

	Three months ended March 31, 2023
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$229,234	51.5%	$305,621	83.4%	$534,855	65.9%
Unit price	113,709	25.5	17,642	4.8	131,351	16.2
T&E	102,381	23.0	43,029	11.8	145,410	17.9
	$445,324	100.0%	$366,292	100.0%	$811,616	100.0%

The components of the Company’s revenue by market type for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended March 31, 2024			Three months ended March 31, 2023
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$313,926	38.5%	T&D	$298,098	36.7%	T&D
Distribution	176,469	21.6	T&D	147,226	18.2	T&D
Electrical construction	325,167	39.9	C&I	366,292	45.1	C&I
Total revenue	$815,562	100.0%		$811,616	100.0%
Remaining Performance Obligations
As of March 31, 2024, the Company had $2.22 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. The timing of when remaining performance obligations are recognized is evaluated quarterly and is largely driven by the estimated start date and duration of the underlying projects.
The following table summarizes the amount of remaining performance obligations as of March 31, 2024 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months.

	Remaining Performance Obligations at March 31, 2024
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months
T&D	$674,812	$614,410	$60,402
C&I	1,544,717	1,109,414	435,303
Total	$2,219,529	$1,723,824	$495,705
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
7. Income Taxes
The U.S. federal statutory tax rate was 21% for each of the three months ended March 31, 2024 and 2023. The Company’s effective tax rate for the three months ended March 31, 2024 was 18.0% of pretax income compared to the effective tax rate for the three months ended March 31, 2023 of 14.4%.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended March 31, 2024 and March 31, 2023, was primarily due to a favorable impact from stock compensation excess tax benefits partially offset by state income taxes, Canadian taxes and other permanent difference items.
The Company has recorded a liability for unrecognized tax benefits of approximately $0.8 million and $0.5 million as of March 31, 2024 and December 31, 2023, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.

The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three months ended March 31, 2024 and 2023.
The Company is subject to taxation in various jurisdictions. The Company’s 2020 through 2022 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2019 through 2022.
8. Commitments and Contingencies
Purchase Commitments
As of March 31, 2024, the Company had approximately $26.9 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur in 2024.
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
Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of March 31, 2024, an aggregate of approximately $2.59 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $660.8 million as of March 31, 2024.
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
9. Stock-Based Compensation
The Company maintains an equity compensation plan under which stock-based compensation has been granted: the 2017 Long-Term Incentive Plan (Amended and Restated as of April 23, 2020) (the “LTIP”). The LTIP was approved by our shareholders and provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) restricted stock units, (f) performance awards, (g) phantom stock, (h) stock bonuses, (i) dividend equivalents, or (j) any combination of such grants. The Company has outstanding grants of time-vested stock awards in the form of restricted stock units and internal metric-based and market-based performance stock units.
During the three months ended March 31, 2024, the Company granted time-vested stock awards covering 35,743 shares of common stock under the LTIP, which vest ratably over three years for employee awards, at a weighted average grant date fair value of $172.52. During the three months ended March 31, 2024, time-vested stock awards covering 36,015 shares of common stock vested at a weighted average grant date fair value of $94.84.
During the three months ended March 31, 2024, the Company granted 29,566 performance share awards under the LTIP at target, which will cliff vest, if earned, on December 31, 2026, at a weighted average grant date fair value of $197.89. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares granted, based upon the Company’s performance compared to certain financial and other metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to targets, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards granted cliff vest following the performance period if the stated performance targets and minimum service requirements are attained and are paid in shares of the Company’s common stock.
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

10. Segment Information
MYR Group is a holding company of specialty contractors serving electrical utility infrastructure and commercial construction markets in the United States and Canada. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which include safety costs, professional fees, IT expenses and management fees. The accounting policies of the segments are the same as those described in the Note 1–Organization, Business and Significant Accounting Policies to the 2023 Annual Report.
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
The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended March 31,
(in thousands)	2024	2023
Contract revenues:
T&D	$490,395	$445,324
C&I	325,167	366,292
	$815,562	$811,616
Income from operations:
T&D	$29,837	$32,821
C&I	11,423	10,627
General Corporate	(16,989)	(16,022)
	$24,271	$27,426
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

Net income and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended March 31,
(in thousands, except per share data)	2024	2023
Numerator:
Net income	$18,939	$23,163

Denominator:
Weighted average common shares outstanding	16,711	16,618
Weighted average dilutive securities	126	206
Weighted average common shares outstanding, diluted	16,837	16,824

Income per common share:
Basic	$1.13	$1.39
Diluted	$1.12	$1.38
For the three months ended March 31, 2024 and 2023, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would have been anti-dilutive.
The following table summarizes the shares of common stock underlying the Company’s unvested time-vested stock awards and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended March 31,
(in thousands)	2024	2023
Time-vested stock awards	36	45
Performance awards	30	33
Share Repurchases
During the three months ended March 31, 2024 the Company repurchased 36,397 shares of stock, for approximately $5.9 million, from its employees to satisfy tax obligations on shares vested under the LTIP. During the three months ended March 31, 2023 the Company repurchased 76,150 shares of stock, for approximately $7.9 million, from its employees to satisfy tax obligations on shares vested under the LTIP.
On November 1, 2023, the Company announced that its Board of Directors had authorized a $75.0 million share repurchase program (the "Repurchase Program"), which became effective on November 9, 2023. The Repurchase Program will expire on May 8, 2024, or when the authorized funds are exhausted, whichever is earlier. During the three months ended March 31, 2024, the Company had no repurchases of its common stock under the Repurchase Program. As of March 31, 2024, the Company had $72.5 million of remaining availability to repurchase shares of the Company’s common stock under the Repurchase Program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying unaudited consolidated financial statements and with our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein under the captions “Cautionary Statement Concerning Forward-Looking Statements and Information” and “Risk Factors,” as well as in the 2023 Annual Report. We assume no obligation to update any of these forward-looking statements.
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
We had consolidated revenues for the three months ended March 31, 2024 of $815.6 million, of which 60.1% was attributable to our T&D customers and 39.9% was attributable to our C&I customers. Our consolidated revenues for the three months ended March 31, 2023 were $811.6 million. For the three months ended March 31, 2024, our net income and EBITDA(1) were $18.9 million and $39.8 million, respectively, compared to $23.2 million and $41.3 million, respectively, for the three months ended March 31, 2023.
We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion and connect to new clean energy sources. Consequently, we believe that we will continue to see continued bidding activity on large transmission projects going forward. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in the remainder of 2024 will not likely have a large impact on 2024 results. Bidding and construction activity for small to medium-size transmission projects and upgrades remain active, and we expect this trend to continue.
We believe there is a need for further investment by utilities on their distribution systems to properly maintain or meet reliability requirements. We continue to see strong bidding activity in some of our electric distribution markets. We believe the increased storm activity and destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Distribution systems may also require upgrades to accommodate additional distributed energy resources and increased electrification. We expect to see an incremental increase in distribution opportunities in some of the markets we serve during the rest of 2024.
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
In addition, the United States has experienced decades of underfunded economic expansion and aging infrastructure that have challenged the capacity of public water and transportation infrastructure forcing states and municipalities to seek creative means to fund needed expansion and repair. We believe the need for expanding public infrastructure will offer opportunity in our C&I segment for several years. Legislation and regulation that promotes domestic manufacturing could also create opportunity for our C&I segment. We expect the long-term growth in our C&I segment to generally track the overall growth of the regions we serve.
We continue to implement strategies that are designed to further expand our capabilities and effectively allocate capital. We have focused on strengthening our balance sheet by maintaining a low level of variable rate outstanding debt in the current higher interest rate environment and by increasing our revolving credit facility to $490 million on May 31, 2023. This expanded availability of liquidity will allow us to take advantage of future opportunities as they arise. Additionally, as of March 31, 2024, we had $72.5 million of remaining availability to purchase shares under our share repurchase program, which continues in effect until May 8, 2024, or until the authorized funds are exhausted.
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
Our backlog was $2.43 billion at March 31, 2024, compared to $2.51 billion at December 31, 2023 and $2.67 billion at March 31, 2023. Our backlog at March 31, 2024 decreased $87.1 million from December 31, 2023. Backlog in the T&D segment decreased $106.4 million and C&I backlog increased $19.3 million compared to December 31, 2023. Our backlog as of March 31, 2024 included our proportionate share of joint venture backlog totaling $4.0 million, compared to $18.9 million at December 31, 2023.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months:

	Backlog at March 31, 2024
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months	Total backlog at December 31, 2023
T&D	$853,183	$792,781	$60,402	$959,553
C&I	1,572,134	1,136,831	435,303	1,552,846
Total	$2,425,317	$1,929,612	$495,705	$2,512,399

Consolidated Results of Operations
The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues	$815,562	100.0%	$811,616	100.0%
Contract costs	729,319	89.4	727,224	89.6
Gross profit	86,243	10.6	84,392	10.4
Selling, general and administrative expenses	62,233	7.6	56,964	7.0
Amortization of intangible assets	1,228	0.2	1,226	0.2
Gain on sale of property and equipment	(1,489)	(0.2)	(1,224)	(0.2)
Income from operations	24,271	3.0	27,426	3.4
Other income (expense):
Interest income	142	—	321	—
Interest expense	(1,054)	(0.1)	(586)	(0.1)
Other expense, net	(263)	—	(90)	—
Income before provision for income taxes	23,096	2.9	27,071	3.3
Income tax expense	4,157	0.6	3,908	0.4
Net income	$18,939	2.3%	$23,163	2.9%
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Revenues. Revenues increased $4.0 million or 0.5%, to $815.6 million for the three months ended March 31, 2024 from $811.6 million for the three months ended March 31, 2023. The increase was primarily due to an increase of $29.3 million in revenue on distribution projects and an increase of $15.8 million in revenue on transmission projects, offset by a decrease of $41.1 million in C&I revenue.
Gross margin. Gross margin for the three months ended March 31, 2024 increased to 10.6% compared to 10.4% for the three months ended March 31, 2023. Favorable joint venture results increased gross margin by approximately 0.6% during the three months ended March 31, 2024. This improvement in gross margin was partially offset by significant changes in our estimated gross profit on certain projects resulting in a net gross margin decrease of 1.2% for the three months ended March 31, 2024, compared to a net decrease of 0.6% for the three months ended March 31, 2023. During the three months ended March 31, 2024, significant estimate changes negatively impacted gross margin by 3.0%, largely related to labor and project inefficiencies, some of which were caused by inclement weather experienced on certain projects, rising costs associated with supply chain disruptions, an unfavorable change order and an unfavorable job closeout. In addition, significant estimate changes in gross profit positively impacted gross margin by 1.8% and mainly related to better-than-anticipated productivity, favorable change orders and a favorable job closeout.

Gross profit. Gross profit was $86.2 million for the three months ended March 31, 2024 compared to $84.4 million for the three months ended March 31, 2023. The increase of $1.8 million, or 2.2%, was due to higher revenues and higher margin.
Selling, general and administrative expenses. Selling, general and administrative expenses were $62.2 million for the three months ended March 31, 2024 compared to $57.0 million for the three months ended March 31, 2023. The period-over-period increase of $5.2 million was primarily due to an increase in employee-related expenses, an increase of $1.7 million related to contingent compensation expense related to a prior acquisition and an increase in employee incentive compensation costs.
Gain on sale of property and equipment. Gains from the sale of property and equipment for the three months ended March 31, 2024 were $1.5 million compared to $1.2 million for the three months ended March 31, 2023. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Interest expense. Interest expense was $1.1 million for three months ended March 31, 2024 compared to $0.6 million for the three months ended March 31, 2023. This increase was attributable to higher average outstanding debt balances and higher interest rates, during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Income tax expense. Income tax expense was $4.2 million for the three months ended March 31, 2024, with an effective tax rate of 18.0%, compared to the expense of $3.9 million for the three months ended March 31, 2023, with an effective tax rate of 14.4%. The increase in the tax rate for the three months ended March 31, 2024 was primarily due to lower stock compensation excess tax benefits and higher other permanent difference items.
Net income. Net income was $18.9 million for the three months ended March 31, 2024 compared to $23.2 million for the three months ended March 31, 2023. The decrease was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended March 31,
	2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$490,395	60.1%	$445,324	54.9%
Commercial & Industrial	325,167	39.9	366,292	45.1
Total	$815,562	100.0%	$811,616	100.0%
Operating income (loss):
Transmission & Distribution	$29,837	6.1%	$32,821	7.4%
Commercial & Industrial	11,423	3.5	10,627	2.9
Total	41,260	5.1	43,448	5.4
General Corporate	(16,989)	(2.1)	(16,022)	(2.0)
Consolidated	$24,271	3.0%	$27,426	3.4%
Transmission & Distribution
Revenues for our T&D segment for the three months ended March 31, 2024 were $490.4 million compared to $445.3 million for the three months ended March 31, 2023, an increase of $45.1 million, or 10.1%. The increase in revenue was related to an increase of $29.3 million in revenue on distribution projects and an increase of $15.8 million in revenue on transmission projects. Revenues from transmission projects represented 64.0% and 66.9% of T&D segment revenue for the three months ended March 31, 2024 and 2023, respectively.

Operating income for our T&D segment for the three months ended March 31, 2024 was $29.8 million, a decrease of $3.0 million, or 9.1%, from the three months ended March 31, 2023. As a percentage of revenues, operating income for our T&D segment was 6.1% for the three months ended March 31, 2024 compared to 7.4% for the three months ended March 31, 2023. Operating income margin was impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 2.5% for the three months ended March 31, 2024, compared to a net decrease of 0.5% for the three months ended March 31, 2023. During the three months ended March 31, 2024, significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 3.1% and largely related to labor and project inefficiencies, most of which related to clean energy projects, primarily in one geographic area that also experienced inclement weather, as well as an unfavorable change order. These decreases were partially offset by positive significant estimated gross profit changes totaling 0.5% of revenues mostly related to better-than-anticipated productivity. Additionally, T&D operating income margin was positively impacted by an increase in work in progress, partially offset by higher fleet depreciation and maintenance expenses.
Commercial & Industrial
Revenues for our C&I segment for the three months ended March 31, 2024 were $325.2 million compared to $366.3 million for the three months ended March 31, 2023, a decrease of $41.1 million, or 11.2%, which was primarily due to the delayed start of certain projects, that are expected to begin later in 2024. The decrease in revenue was related to a decrease of $40.8 million in revenue on fixed priced contracts and a decrease of $1.3 million in revenues on unit price work, partially offset by an increase of $1.0 million on T&E contracts.
Operating income for our C&I segment for the three months ended March 31, 2024 was $11.4 million, an increase of $0.8 million, over the three months ended March 31, 2023. As a percentage of revenues, operating income for our C&I segment was 3.5% for the three months ended March 31, 2024 compared to 2.9% for the three months ended March 31, 2023. Operating income margin was impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin increase of 0.8% for the three months ended March 31, 2024, compared to a net decrease of 0.7% for the three months ended March 31, 2023. Significant estimated gross profit changes positively impacted operating income as a percentage of revenues by 3.8% and largely related to better-than-anticipated productivity, some of which related to clean energy projects, favorable change orders and a favorable job closeout. These increases were partially offset by negative significant estimated gross profit changes totaling 3.0% of revenues largely related to labor and project inefficiencies, some of which were caused by supply chain disruptions and an unfavorable change order. Additionally, C&I operating income margin was positively impacted by approximately 1.4% due to favorable joint venture results, this increase was partially offset by a decrease in work in progress, higher contingent compensation expense related to a prior acquisition and higher fleet depreciation and maintenance expenses.
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
The following table provides a reconciliation of net income to EBITDA:

	Three months ended March 31,
(in thousands)	2024	2023
Net income	$18,939	$23,163
Add:
Interest expense, net	912	265
Income tax expense	4,157	3,908
Depreciation & amortization	15,830	13,989
EBITDA	$39,838	$41,325
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

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended March 31,
(in thousands)	2024	2023
Provided by Operating Activities:
Net cash flows provided by operating activities	$7,690	$37,158
Add/(subtract):
Changes in operating assets and liabilities	28,163	814
Adjustments to reconcile net income to net cash flows provided by operating activities	(16,914)	(14,809)
Depreciation & amortization	15,830	13,989
Income tax expense	4,157	3,908
Interest expense, net	912	265
EBITDA	$39,838	$41,325

Liquidity, Capital Resources and Material Cash Requirements
As of March 31, 2024, we had working capital of $293.8 million. We define working capital as current assets less current liabilities. During the three months ended March 31, 2024, operating activities of our business provided net cash of $7.7 million, compared to $37.2 million of cash provided for the three months ended March 31, 2023. Cash flow from operations is primarily influenced by operating margins, timing of contract performance and the type of services we provide to our customers. The $29.5 million year-over-year decrease in cash provided by operating activities was primarily due to unfavorable net changes in operating assets and liabilities of $27.3 million, and a decrease of $4.2 million in net income. The unfavorable change in operating assets and liabilities was primarily due to the net unfavorable year-over-year changes in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $33.7 million, partially offset by the favorable change of $9.9 million in other liabilities. The net unfavorable changes of $33.7 million in cash provided by working capital accounts, mainly related to construction activities, was due to the timing of billings and payments under our contracts. The favorable change of $9.9 million in other liabilities was primarily due to the timing of employee related wage and tax payments.
In the three months ended March 31, 2024, we used net cash of $23.9 million in investing activities consisting of $25.8 million for capital expenditures, partially offset by $1.9 million of proceeds from the sale of equipment.
In the three months ended March 31, 2024, financing activities used net cash of $4.5 million, consisting primarily of $5.9 million of shares repurchased to satisfy tax obligations under our stock compensation programs and $2.6 million of payments under our equipment notes, partially offset by $4.3 million of net borrowings under our revolving line of credit.
We believe our $434.3 million borrowing availability under our revolving line of credit as of March 31, 2024, future cash flow from operations and our ability to utilize short-term and long-term leases will provide sufficient liquidity for our short-term and long-term needs. Our primary short-term liquidity needs include cash for operations, debt service requirements, capital expenditures, and acquisition and joint venture opportunities. We believe we have adequate sources of liquidity to meet our long-term liquidity needs and foreseeable material cash requirements, including those associated with funding future acquisition opportunities. We continue to invest in developing key management and craft personnel in both our T&D and C&I segments and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.25% to 1.00%; or (2) the Term Benchmark Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 2.00%. The applicable margin is determined based on the Company’s Net Leverage Ratio (as defined in the Credit Agreement). The Credit Agreement establishes Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Credit Agreement) as the benchmark rate in replacement of LIBOR. Letters of credit issued under the Facility are subject to a letter of credit fee of 1.25% to 2.00% for non-performance letters of credit or 0.625% to 1.00% for performance letters of credit, based on the Company’s Net Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.30%, based on the Company’s Net Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s Net Leverage Ratio, after giving pro forma effect thereto, exceeds 2.75.
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of March 31, 2024.
We had $17.5 million and $13.2 million of borrowings outstanding under the Facility as of March 31, 2024 and December 31, 2023, respectively.
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
As of March 31, 2024, we had $38.2 million in letters of credit outstanding under our Credit Agreement, including $27.1 million related to the Company's payment obligation under its insurance programs and approximately $11.1 million related to contract performance obligations. As of December 31, 2023, we had $34.4 million in letters of credit outstanding under our previous credit agreement, including $27.1 million related to the Company's payment obligations under its insurance programs and approximately $7.3 million related to contract performance obligations.

Equipment Notes
We have entered into multiple Master Loan Agreements with multiple finance companies. The Master Loan Agreements may be used for financing of equipment between us and the lenders pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.
As of March 31, 2024 and December 31, 2023, we had two outstanding Equipment Notes collateralized by equipment and vehicles owned by us. As of March 31, 2024 and December 31, 2023, we also had one other equipment note outstanding collateralized by a vehicle owned by us. The outstanding balance of all equipment notes was $20.4 million as of March 31, 2024 and $23.0 million as of December 31, 2023. As of March 31, 2024, we had outstanding short-term and long-term equipment notes of approximately $6.6 million and $13.8 million, respectively. As of December 31, 2023, we had outstanding short-term and long-term Equipment Notes of approximately $7.1 million and $16.0 million, respectively.
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
The outstanding balance of operating lease obligations was $38.5 million as of March 31, 2024, consisting of short-term and long-term operating lease obligations of approximately $9.9 million and $28.6 million, respectively. The outstanding balance of operating lease obligations was $35.0 million as of December 31, 2023, consisting of short-term and long-term operating lease obligations of approximately $9.2 million and $25.8 million, respectively.
The outstanding balance of finance lease obligations was $2.0 million as of March 31, 2024, consisting of short-term and long-term finance lease obligations of approximately $1.8 million and $0.2 million, respectively. As of December 31, 2023 we had $2.3 million outstanding finance lease obligations, consisting of short-term and long-term finance lease obligations of approximately $2.0 million and $0.3 million, respectively.
Purchase Commitments for Construction Equipment
As of March 31, 2024, we had approximately $26.9 million in outstanding purchase obligations for certain construction equipment to be paid with cash outlays scheduled to occur in 2024.
Performance and Payment Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse our sureties for any expenses or outlays they incur. Under our continuing indemnity and security agreements with the issuers of the bonds, we may be required to grant them a security interest relating to a particular project. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of March 31, 2024, an aggregate of approximately $2.59 billion in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $660.8 million as of March 31, 2024.
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

Concentration of Credit Risk
We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2024 and 2023, none of our customers individually exceeded 10% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
New Accounting Pronouncements
For a discussion regarding new accounting pronouncements, please refer to Note 1–Organization, Business and Basis of Presentation—Recent Accounting Pronouncements in the accompanying notes to our Consolidated Financial Statements.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our 2023 Annual Report.
Cautionary Statement Concerning Forward-Looking Statements and Information
We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.
Statements in this Quarterly Report on Form 10-Q contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should”, "unlikely,” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict, and many of which are beyond our control. These and other important factors, including those discussed under the caption “Forward-Looking Statements” and in Item 1A. “Risk Factors” in our 2023 Annual Report, and in any risk factors or cautionary statements contained in our other filings with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.
These risks, contingencies and uncertainties include, but are not limited to, the following:
•Our operating results may vary significantly from period to period.
•Our industry is highly competitive.
•Negative economic and market conditions including tariffs on materials, interest rates and recessionary conditions have in the past and may in the future adversely impact our customers’ spending and, as a result, our operations and growth.

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
•During the ordinary course of our business, we have in the past and may in the future become subject to lawsuits or indemnity claims.
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
•Our dependence on suppliers, subcontractors and equipment manufacturers has in the past and may in the future expose us to the risk of loss in our operations.
•Our participation in joint ventures and other projects with third parties may expose us to liability for failures of our partners.
•Legislative or regulatory actions relating to electricity transmission and clean energy may impact demand for our services.
•We have in the past and may in the future incur liabilities and suffer negative financial or reputational impacts relating to occupational health and safety matters, including those related to environmental hazards such as wildfires and other natural disasters.
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
•Unfavorable developments affecting the banking and financial services industry could adversely affect our business, liquidity and financial condition and overall results of operations.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations within the United States and Canada, and we are exposed to market risks in the ordinary course of our business, including the effects of fluctuations in interest rates, foreign exchange rates, and commodity prices.
As of March 31, 2024, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the three months ended March 31, 2024 and 2023, including instruments for trading, hedging, or speculating on changes in interest rates, changes in foreign currency rates or changes in commodity prices of materials used in our business.
Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, CDOR, and Term SOFR Reference Rate. If the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, CDOR, or Term SOFR Reference Rate rises, any interest payment obligations would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of March 31, 2024, we had $17.5 million of borrowings outstanding under the Facility. If market rates of interest on all our revolving debt as of March 31, 2024, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.2 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of March 31, 2024, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by approximately $0.2 million annually. Borrowings under our equipment notes are at fixed rates established on the date the respective equipment note was executed.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
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
ITEM 1A. RISK FACTORS
We face a number of risks that could materially and adversely affect our business, employees, liquidity, financial condition, results of operations and cash flows. A discussion of our risk factors can be found in Item 1A. “Risk Factors” in our 2023 Annual Report. As of the date of this filing, there have been no material changes to the risk factors previously discussed in Item 1A. “Risk Factors” in our 2023 Annual Report. An investment in our common stock involves various risks. When considering an investment in the Company, you should carefully consider all of the risk factors described in our 2023 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. These risks and uncertainties could adversely affect our business, employees, liquidity, financial condition, results of operations or cash flows and, thus, the value of our common stock and any investment in the Company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Purchases of Common Stock. Purchases of Common Stock. The following table includes all of the Company’s repurchases of common stock for the periods shown. Repurchased shares are retired and returned to authorized but unissued common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2024 - January 31, 2024	—	$—	—	$72,487,423
February 1, 2024 - February 29, 2024	22,983	$154.55	—	$72,487,423
March 1, 2024 - March 31, 2024	13,414	$172.52	—	$72,487,423
Total	36,397	$161.17	—
(1) This column contains repurchases of common stock to satisfy tax obligations on the vesting of performance and restricted stock under the 2017 Long-Term Incentive Plan (as amended).
(2) On November 1, 2023, the Company announced that its Board of Directors had authorized a new $75.0 million share repurchase program (the "Repurchase Program"), which became effective on November 9, 2023. The Repurchase Program will expire on May 8, 2024, or when the authorized funds are exhausted, whichever is earlier. As of March 31, 2024, the Company had $72.5 million of remaining availability to repurchase shares of the Company’s common stock under the Repurchase Program.
ITEM 5. OTHER INFORMATION
None of the Company’s directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2024.

ITEM 6. EXHIBITS

Number	Description
10.1	Employment Agreement, dated March 1, 2024 between the Company and Brian K. Stern†+
10.2	Form of Restricted Stock Unit Award Agreement (Named Executive Officer).†+
10.3	Form of Performance Shares Award Agreement (Named Executive Officer).†+
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350†

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
______________________________________
†    Filed herewith
*    Electronically filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC. (Registrant)

May 1, 2024	/s/ KELLY M. HUNTINGTON
Kelly M. Huntington Senior Vice President and Chief Financial Officer