Form 10-Q
period 2024-06-30
MYR GROUP INC.
filed 2024-07-31
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2024, there were 16,507,773 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,869	$24,899
Accounts receivable, net of allowances of $898 and $1,987, respectively	554,822	521,893
Contract assets, net of allowances of $619 and $610, respectively	402,301	420,616
Current portion of receivable for insurance claims in excess of deductibles	8,349	8,267
Refundable income taxes	14,093	4,034
Prepaid expenses and other current assets	35,871	46,535
Total current assets	1,017,305	1,026,244
Property and equipment, net of accumulated depreciation of $387,375 and $380,465, respectively	278,099	268,978
Operating lease right-of-use assets	40,396	35,012
Goodwill	115,372	116,953
Intangible assets, net of accumulated amortization of $32,688 and $30,534, respectively	79,855	83,516
Receivable for insurance claims in excess of deductibles	33,687	33,739
Investment in joint ventures	12,861	8,707
Other assets	5,667	5,597
Total assets	$1,583,242	$1,578,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,617	$7,053
Current portion of operating lease obligations	10,472	9,237
Current portion of finance lease obligations	2,168	2,039
Accounts payable	344,130	359,363
Contract liabilities	256,622	240,411
Current portion of accrued self-insurance	24,190	28,269
Accrued income taxes	—	237
Other current liabilities	103,244	100,593
Total current liabilities	747,443	747,202
Deferred income tax liabilities	47,647	48,230
Long-term debt	38,448	29,188
Accrued self-insurance	51,700	51,796
Operating lease obligations, net of current maturities	29,897	25,775
Finance lease obligations, net of current maturities	1,645	314
Other liabilities	33,120	25,039
Total liabilities	949,900	927,544
Commitments and contingencies
Shareholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 16,648,028 and 16,684,492 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	166	167
Additional paid-in capital	160,001	162,386
Accumulated other comprehensive loss	(7,525)	(3,880)
Retained earnings	480,700	492,529
Total shareholders’ equity	633,342	651,202
Total liabilities and shareholders’ equity	$1,583,242	$1,578,746
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Contract revenues	$828,890	$888,616	$1,644,452	$1,700,232
Contract costs	788,047	798,489	1,517,366	1,525,713
Gross profit	40,843	90,127	127,086	174,519
Selling, general and administrative expenses	61,839	57,775	124,072	114,739
Amortization of intangible assets	1,217	1,229	2,445	2,455
Gain on sale of property and equipment	(1,506)	(1,315)	(2,995)	(2,539)
Income (loss) from operations	(20,707)	32,438	3,564	59,864
Other income (expense):
Interest income	81	193	223	514
Interest expense	(1,241)	(1,154)	(2,295)	(1,740)
Other income (expense), net	(270)	120	(533)	30
Income (loss) before provision for income taxes	(22,137)	31,597	959	58,668
Income tax expense (benefit)	(6,860)	9,324	(2,703)	13,232
Net income (loss)	$(15,277)	$22,273	$3,662	$45,436
Income (loss) per common share:
—Basic	$(0.91)	$1.33	$0.22	$2.73
—Diluted	$(0.91)	$1.33	$0.22	$2.70
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,756	16,707	16,734	16,662
—Diluted	16,809	16,809	16,820	16,817

Net income (loss)	$(15,277)	$22,273	$3,662	$45,436
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,173)	2,140	(3,645)	2,276
Other comprehensive income (loss)	(1,173)	2,140	(3,645)	2,276
Total comprehensive income (loss)	$(16,450)	$24,413	$17	$47,712
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
(in thousands)	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2022	$—	16,564	$165	$161,427	$(6,300)	$404,908	$560,200
Net income	—	—	—	—	—	23,163	23,163
Stock issued under compensation plans, net	—	211	2	18	—	—	20
Stock-based compensation expense	—	—	—	1,982	—	—	1,982
Shares repurchased related to tax withholding for stock-based compensation	—	(76)	—	(7,194)	—	(742)	(7,936)
Other comprehensive income	—	—	—	—	136	—	136
Balance at March 31, 2023	—	16,699	167	156,233	(6,164)	427,329	577,565
Net income	—	—	—	—	—	22,273	22,273
Stock issued under compensation plans, net	—	11	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,322	—	—	2,322
Other comprehensive income	—	—	—	—	2,140	—	2,140
Balance at June 30, 2023	$—	16,710	$167	$158,555	$(4,024)	$449,602	$604,300

Balance at December 31, 2023	$—	16,684	$167	$162,386	$(3,880)	$492,529	$651,202
Net income	—	—	—	—	—	18,939	18,939
Stock issued under compensation plans, net	—	114	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	1,917	—	—	1,917
Shares repurchased related to tax withholding for stock-based compensation	—	(36)	(1)	(5,511)	—	(354)	(5,866)
Other comprehensive loss	—	—	—	—	(2,472)	—	(2,472)
Balance at March 31, 2024	—	16,762	167	158,791	(6,352)	511,114	663,720
Net loss	—	—	—	—	—	(15,277)	(15,277)
Stock issued under compensation plans, net	—	3	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,331	—	—	2,331
Share repurchases under share repurchase program	—	(117)	(1)	(1,121)	—	(15,137)	(16,259)
Other comprehensive loss	—	—	—	—	(1,173)	—	(1,173)
Balance at June 30, 2024	$—	16,648	$166	$160,001	$(7,525)	$480,700	$633,342
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$3,662	$45,436
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	29,659	26,040
Amortization of intangible assets	2,445	2,455
Stock-based compensation expense	4,248	4,304
Gain on sale of property and equipment	(2,995)	(2,539)
Other non-cash items	1,266	(221)
Changes in operating assets and liabilities:
Accounts receivable, net	(34,139)	(1,714)
Contract assets, net	17,057	(81,243)
Receivable for insurance claims in excess of deductibles	(30)	459
Other assets	(3,507)	3,147
Accounts payable	(10,336)	23,004
Contract liabilities	16,514	1,468
Accrued self-insurance	(4,161)	(1,962)
Other liabilities	10,688	(2,790)
Net cash flows provided by operating activities	30,371	15,844
Cash flows from investing activities:
Proceeds from sale of property and equipment	3,380	3,331
Purchases of property and equipment	(45,961)	(41,730)
Net cash flows used in investing activities	(42,581)	(38,399)
Cash flows from financing activities:
Borrowings under revolving lines of credit	290,907	185,330
Repayments under revolving lines of credit	(279,488)	(178,247)
Payment of principal obligations under equipment notes	(2,595)	(2,512)
Payment of principal obligations under finance leases	(549)	(584)
Proceeds from exercise of stock options	—	20
Repurchase of common stock	(14,251)	—
Debt refinancing costs	(33)	(2,120)
Payments related to tax withholding for stock-based compensation	(5,866)	(7,936)
Other financing activities	1,600	—
Net cash flows used in financing activities	(10,275)	(6,049)
Effect of exchange rate changes on cash	(545)	414
Net decrease in cash and cash equivalents	(23,030)	(28,190)
Cash and cash equivalents:
Beginning of period	24,899	51,040
End of period	$1,869	$22,850

Supplemental cash flow information:
Noncash financing activities:
Share repurchases not settled	$2,008	$—
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
Basis of Presentation
Interim Consolidated Financial Information
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income (loss), shareholders’ equity and cash flows with respect to the interim consolidated financial statements, have been included. The consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements as of that date. The results of operations and comprehensive income (loss) are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 28, 2024 (the "2023 Annual Report").
Joint Ventures and Noncontrolling Interests
The Company accounts for investments in joint ventures using the proportionate consolidation method for income statement reporting and under the equity method for balance sheet reporting, unless the Company has a controlling interest causing the joint venture to be consolidated with equity owned by other joint venture partners recorded as noncontrolling interests. As of June 30, 2024, the Company did not have a controlling interest in any current joint venture partnerships. Under the proportionate consolidation method, joint venture activity is allocated to the appropriate line items found on the consolidated statements of operations in proportion to the percentage of participation the Company has in the joint venture. Under the equity method the net investment in joint ventures is stated as a single item on the Company’s consolidated balance sheets. If an investment in a joint venture contains a recourse or unfunded commitments to provide additional equity, distributions and/or losses in excess of the investment, a liability is recorded in other current liabilities on the Company’s consolidated balance sheets.

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
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and intercompany loans that are not deemed long-term investment accounts are recorded in the “other income (expense), net” line on the Company’s consolidated statements of operations. Foreign currency losses and gains, recorded in other income (expense), net, for the six months ended June 30, 2024 and 2023 were not significant. Foreign currency translation gains and losses, arising from intercompany loans that are deemed long-term investment accounts, are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
As of June 30, 2024 and December 31, 2023, the Company had recognized revenues of $92.8 million and $76.5 million, respectively, related to large change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended June 30, 2024, changes in estimates pertaining to certain projects decreased consolidated gross margin by 7.2%, which resulted in decreases in operating income (loss) of $59.7 million, net income (loss) of $40.2 million and diluted earnings per common share of $2.39. During the six months ended June 30, 2024, changes in estimates pertaining to certain projects decreased consolidated gross margin by 4.2% and resulted in decreases in operating income of $68.4 million, net income of $46.1 million and diluted earnings per common share of $2.74. Additional discussion on the impact of these estimate changes can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations.”
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
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.6 million as of June 30, 2024 and December 31, 2023.
Contract assets consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023	Change
Unbilled revenue, net	$189,354	$217,083	$(27,729)
Contract retainages, net	212,947	203,533	9,414
Contract assets, net	$402,301	$420,616	$(18,315)
The Company’s consolidated balance sheets present contract liabilities that contain deferred revenue and an accrual for contracts in a loss provision.
Contract liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023	Change
Deferred revenue	$243,710	$231,604	$12,106
Accrued loss provision	12,912	8,807	4,105
Contract liabilities	$256,622	$240,411	$16,211

The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	June 30, 2024	December 31, 2023	Change
Contract assets, net	$402,301	$420,616	$(18,315)
Contract liabilities	(256,622)	(240,411)	(16,211)
Net contract assets	$145,679	$180,205	$(34,526)
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $57.8 million and $99.7 million for the three and six months ended June 30, 2024. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $17.3 million and $107.0 million for the three and six months ended June 30, 2023, respectively. This revenue consists primarily of work performed on previous billings to customers.
The net asset position for contracts in process consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Costs and estimated earnings on uncompleted contracts	$6,793,525	$6,716,990
Less: billings to date	6,847,881	6,731,511
	$(54,356)	$(14,521)
The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

(in thousands)	June 30, 2024	December 31, 2023
Unbilled revenue	$189,354	$217,083
Deferred revenue	(243,710)	(231,604)
	$(54,356)	$(14,521)

3. Lease Obligations
From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to nine years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At June 30, 2024, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.

The following is a summary of the lease-related assets and liabilities recorded:

		June 30, 2024	December 31, 2023
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$40,396	$35,012
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	4,069	2,363
Total right-of-use lease assets		$44,465	$37,375

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$10,472	$9,237
Finance lease obligations	Current portion of finance lease obligations	2,168	2,039
Total current obligations		12,640	11,276
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	29,897	25,775
Finance lease obligations	Finance lease obligations, net of current maturities	1,645	314
Total non-current obligations		31,542	26,089
Total lease obligations		$44,182	$37,365
The following is a summary of the lease terms and discount rates:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term - finance leases	3.4 years	0.9 years
Weighted-average remaining lease term - operating leases	3.9 years	4.0 years
Weighted-average discount rate - finance leases	3.8%	3.1%
Weighted-average discount rate - operating leases	4.0%	4.0%
The following is a summary of certain information related to the lease costs for finance and operating leases:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$233	$266	$432	$534
Interest on lease liabilities	22	22	39	45
Operating lease cost	3,764	3,558	7,478	7,148
Variable lease costs	91	83	184	172
Total lease cost	$4,110	$3,929	$8,133	$7,899

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Six months ended June 30,
(in thousands)	2024	2023
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,195	$7,259
Right-of-use asset obtained in exchange for new operating lease obligations	$9,958	$3,366
Right-of-use asset obtained in exchange for new finance lease obligations	$2,255	$—
The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under financial leases, less interest, and under operating leases, less imputed interest, as of June 30, 2024 were as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations
Remainder of 2024	$1,768	$7,358	$9,126
2025	870	13,650	14,520
2026	560	11,092	11,652
2027	560	6,286	6,846
2028	233	4,888	5,121
2029	—	2,966	2,966
Thereafter	—	883	883
Total minimum lease payments	3,991	47,123	51,114
Financing component	(178)	(6,754)	(6,932)
Net present value of minimum lease payments	3,813	40,369	44,182
Less: current portion of finance and operating lease obligations	(2,168)	(10,472)	(12,640)
Long-term finance and operating lease obligations	$1,645	$29,897	$31,542
The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at or below market rental rates. Lease expense associated with these leases was $0.6 million and $1.3 million for the three and six months ended June 30, 2024 and $0.6 million and $1.2 million for the three and six months ended 2023. As of June 30, 2024, the minimum lease payments required under these leases totaled $11.4 million, which are due over the next 5.2 years.
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

As of June 30, 2024 and December 31, 2023, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of June 30, 2024 and December 31, 2023, the fair value of the Company’s long-term debt and finance lease obligations was based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at June 30, 2024 and December 31, 2023, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying value of the Company’s finance lease obligations also approximated fair value.
As of June 30, 2024, the fair value of the Company’s contingent earn-out consideration liability associated with the acquisition of Powerline Plus Ltd. and its affiliate PLP Redimix Ltd. (collectively, the “Powerline Plus Companies") on January 4, 2022, was based on Level 3 inputs. The contingent earn-out consideration recorded represents the estimated fair value of future amounts potentially payable to the former owners of the acquired Powerline Plus Companies, if the Powerline Plus Companies achieve certain performance targets over a three-year post-acquisition period. The fair value was initially determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor. The fair value of this contingent earn-out consideration liability will be evaluated on an ongoing basis by management. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3). Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. As of the acquisition date, the fair value of the contingent earn-out consideration was $0.9 million. As of June 30, 2024 and December 31, 2023, the fair value of the contingent earn-out consideration was zero. The future payout of the contingent earn-out consideration, if any, is unlimited and could be significantly higher than the acquisition date fair value. If the minimum thresholds of the performance targets are achieved the contingent earn-out consideration payment will be approximately $16.4 million. There were no changes in contingent earn-out consideration during the three and six months ended June 30, 2024 and 2023. Any changes in contingent earn-out consideration are recorded in other income.
5. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

(dollar amounts in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of June 30, 2024	Outstanding Balance as of December 31, 2023
Credit Agreement
Revolving loans	5/31/2023	Variable	Variable	5	$24,620	$13,201

Equipment Notes
Equipment Note 8	12/27/2019	2.75%	Semi-annual	5	2,345	2,871
Equipment Note 10	8/26/2022	4.32%	Semi-annual	5	18,063	20,125
Other equipment note	4/11/2022	4.55%	Monthly	5	37	44
					20,445	23,040
Total debt					45,065	36,241
Less: current portion of long-term debt					(6,617)	(7,053)
Long-term debt					$38,448	$29,188

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
Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.25% to 1.00%; or (2) the Term Benchmark Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 2.00%. The applicable margin is determined based on the Company’s Net Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.25% to 2.00% for non-performance letters of credit or 0.625% to 1.00% for performance letters of credit, based on the Company’s Net Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.30%, based on the Company’s Net Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s Net Leverage Ratio, after giving pro forma effect thereto, exceeds 2.75. The weighted average interest rate on borrowings outstanding on the Facility for the six months ended June 30, 2024, was 7.30% per annum.
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of June 30, 2024.
As of June 30, 2024, the Company had $24.6 million of borrowings outstanding under the Facility and letters of credit outstanding under the Facility of $38.1 million, including $27.1 million related to the Company's payment obligation under its insurance programs and $11.0 million related to contract performance obligations.
As of December 31, 2023, the Company had $13.2 million of borrowings outstanding under the Facility and letters of credit outstanding under the Facility of $34.4 million, including $27.1 million related to the Company's payment obligation under its insurance programs and $7.3 million related to contract performance obligations.
The Company had remaining deferred debt issuance costs totaling $2.0 million as of June 30, 2024, related to the line of credit. As permitted, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the line of credit.
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

As of June 30, 2024, the Company had two Equipment Notes outstanding under the Master Loan Agreements that are collateralized by equipment and vehicles owned by the Company. As of June 30, 2024, the Company had one other equipment note outstanding that is collateralized by a vehicle owned by the Company. The following table sets forth our remaining principal payments for all of the Company’s outstanding equipment notes as of June 30, 2024:

(in thousands)	Future Equipment Notes Principal Payments
Remainder of 2024	$4,458
2025	4,364
2026	4,554
2027	7,069
2028	—
2029	—
Total future principal payments	20,445
Less: current portion of equipment notes	(6,617)
Long-term principal obligations	$13,828
6. Revenue Recognition
Disaggregation of Revenue
A majority of the Company’s revenues are earned through contracts with customers that normally provide for payment upon completion of specified work or units of work as identified in the contract. Although there is considerable variation in the terms of these contracts, they are primarily structured as fixed-price contracts, under which the Company agrees to perform a defined scope of a project for a fixed amount, or unit-price contracts, under which the Company agrees to do the work at a fixed price per unit of work as specified in the contract. The Company also enters into time-and-equipment and time-and-materials contracts under which the Company is paid for labor and equipment at negotiated hourly billing rates and for other expenses, including materials, as incurred at rates agreed to in the contract. Finally, the Company sometimes enters into cost-plus contracts, where the Company is paid for costs plus a negotiated margin. On occasion, time-and-equipment, time-and-materials and cost-plus contracts require the Company to include a guarantee not-to-exceed a maximum price.
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

The components of the Company’s revenue by contract type for the three months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30, 2024
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$214,882	46.9%	$306,679	82.7%	$521,561	62.9%
Unit price	138,127	30.1	18,803	5.1	156,930	18.9
T&E	105,200	23.0	45,199	12.2	150,399	18.2
	$458,209	100.0%	$370,681	100.0%	$828,890	100.0%

	Three months ended June 30, 2023
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$261,348	51.9%	$313,409	81.4%	$574,757	64.7%
Unit price	139,929	27.8	23,558	6.1	163,487	18.4
T&E	102,460	20.3	47,912	12.5	150,372	16.9
	$503,737	100.0%	$384,879	100.0%	$888,616	100.0%
The components of the Company’s revenue by contract type for the six months ended June 30, 2024 and 2023 were as follows:

	Six months ended June 30, 2024
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$457,882	48.3%	$571,479	82.1%	$1,029,361	62.6%
Unit price	274,252	28.9	35,139	5.1	309,391	18.8
T&E	216,470	22.8	89,230	12.8	305,700	18.6
	$948,604	100.0%	$695,848	100.0%	$1,644,452	100.0%

	Six months ended June 30, 2023
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$490,582	51.7%	$619,030	82.4%	$1,109,612	65.3%
Unit price	253,637	26.7	41,200	5.5	294,837	17.3
T&E	204,841	21.6	90,942	12.1	295,783	17.4
	$949,060	100.0%	$751,172	100.0%	$1,700,232	100.0%
The components of the Company’s revenue by market type for the three months ended June 30, 2024 and 2023 were as follows:

	Three months ended June 30, 2024			Three months ended June 30, 2023
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$282,488	34.1%	T&D	$322,272	36.3%	T&D
Distribution	175,721	21.2	T&D	181,465	20.4	T&D
Electrical construction	370,681	44.7	C&I	384,879	43.3	C&I
Total revenue	$828,890	100.0%		$888,616	100.0%

The components of the Company’s revenue by market type for the six months ended June 30, 2024 and 2023 were as follows:

	Six months ended June 30, 2024			Six months ended June 30, 2023
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$596,414	36.3%	T&D	$620,370	36.5%	T&D
Distribution	352,190	21.4	T&D	328,690	19.3	T&D
Electrical construction	695,848	42.3	C&I	751,172	44.2	C&I
Total revenue	$1,644,452	100.0%		$1,700,232	100.0%
Remaining Performance Obligations
As of June 30, 2024, the Company had $2.34 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. The timing of when remaining performance obligations are recognized is evaluated quarterly and is largely driven by the estimated start date and duration of the underlying projects.
The following table summarizes the amount of remaining performance obligations as of June 30, 2024 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months.

	Remaining Performance Obligations at June 30, 2024
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months
T&D	$652,334	$604,209	$48,125
C&I	1,685,712	1,272,942	412,770
Total	$2,338,046	$1,877,151	$460,895
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
7. Income Taxes
The U.S. federal statutory tax rate was 21% for each of the three and six months ended June 30, 2024 and 2023. The Company’s effective tax rate for the three and six months ended June 30, 2024 was 31.0% and (281.9%), respectively, of pretax income (loss) compared to the effective tax rate for the three and six months ended June 30, 2023 of 29.5% and 22.6%, respectively.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rates for the three months ended June 30, 2024 and 2023, was primarily due to state income taxes, Canadian taxes and other permanent difference items.

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the six months ended June 30, 2024, was primarily due to lower taxes associated with a reduction in net income and a favorable impact from stock compensation excess tax benefits, partially offset by state income taxes, Canadian taxes and other permanent difference items. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the six months ended June 30, 2023, was primarily due to state income taxes, Canadian taxes and other permanent difference items partially offset by a favorable impact from stock compensation excess tax benefits.
The Company has recorded a liability for unrecognized tax benefits of approximately $0.3 million and $0.5 million as of June 30, 2024 and December 31, 2023, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.
The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three and six months ended June 30, 2024 and 2023.
The Company is subject to taxation in various jurisdictions. The Company’s 2020 through 2022 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2019 through 2022.
8. Commitments and Contingencies
Purchase Commitments
As of June 30, 2024, the Company had approximately $14.9 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur in 2024.
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
Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of June 30, 2024, an aggregate of approximately $2.76 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $770.1 million as of June 30, 2024.
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
9. Stock-Based Compensation
The Company maintains an equity compensation plan under which stock-based compensation has been granted: the 2017 Long-Term Incentive Plan (Amended and Restated as of April 24, 2024) (the “LTIP”). The LTIP was approved by our shareholders and provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) restricted stock units, (f) performance awards, (g) phantom stock, (h) stock bonuses, (i) dividend equivalents, or (j) any combination of such grants. The Company has outstanding grants of time-vested stock awards in the form of restricted stock units and internal metric-based and market-based performance stock units.
During the six months ended June 30, 2024, the Company granted time-vested stock awards covering 40,723 shares of common stock under the LTIP, which vest ratably over three years for employee awards and after one year for non-employee director awards, at a weighted average grant date fair value of $171.55. During the six months ended June 30, 2024, time-vested stock awards covering 42,554 shares of common stock vested at a weighted average grant date fair value of $99.52.
During the six months ended June 30, 2024, the Company granted 29,566 performance share awards under the LTIP at target, which will cliff vest, if earned, on December 31, 2026, at a weighted average grant date fair value of $197.89. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares granted, based upon the Company’s performance compared to certain financial and other metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to targets, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards granted cliff vest following the performance period if the stated performance targets and minimum service requirements are attained and are paid in shares of the Company’s common stock.
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
10. Segment Information
MYR Group is a holding company of specialty contractors serving electrical utility infrastructure and commercial construction markets in the United States and Canada. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Performance measurement and resource allocation for the reporting segments are based on many factors. The primary financial measures used to evaluate the segment information are contract revenues and income (loss) from operations, excluding general corporate expenses. General corporate expenses include corporate facility and staffing costs, which include safety costs, professional fees, IT expenses and management fees. The accounting policies of the segments are the same as those described in the Note 1–Organization, Business and Significant Accounting Policies to the 2023 Annual Report.
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
The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Contract revenues:
T&D	$458,209	$503,737	$948,604	$949,060
C&I	370,681	384,879	695,848	751,172
	$828,890	$888,616	$1,644,452	$1,700,232
Income (loss) from operations:
T&D	$(8,300)	$37,734	$21,536	$70,554
C&I	1,608	12,623	13,031	23,250
General Corporate	(14,015)	(17,919)	(31,003)	(33,940)
	$(20,707)	$32,438	$3,564	$59,864

11. Earnings Per Share
The Company computes earnings per share using the treasury stock method. Under the treasury stock method, basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, and diluted earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period plus all potentially dilutive common stock equivalents, except in cases where the effect of the common stock equivalent would be anti-dilutive.
Net income (loss) and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income (loss)	$(15,277)	$22,273	$3,662	$45,436

Denominator:
Weighted average common shares outstanding	16,756	16,707	16,734	16,662
Weighted average dilutive securities	53	102	86	155
Weighted average common shares outstanding, diluted	16,809	16,809	16,820	16,817

Income (loss) per common share:
Basic	$(0.91)	$1.33	$0.22	$2.73
Diluted	$(0.91)	$1.33	$0.22	$2.70
For the three and six months ended June 30, 2024 and 2023, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would have been anti-dilutive.
The following table summarizes the shares of common stock underlying the Company’s unvested time-vested stock awards and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Time-vested stock awards	36	—	36	—
Performance awards	30	14	30	14
Share Repurchases
During the six months ended June 30, 2024 the Company repurchased 36,397 shares of stock, for approximately $5.9 million, from its employees to satisfy tax obligations on shares vested under the LTIP. During the six months ended June 30, 2023 the Company repurchased 76,150 shares of stock, for approximately $7.9 million, from its employees to satisfy tax obligations on shares vested under the LTIP.
On May 6, 2024, the Company announced that its Board of Directors had authorized a new $75.0 million share repurchase program (the "Repurchase Program"), which became effective on May 9, 2024. The Repurchase Program will expire on November 8, 2024, or when the authorized funds are exhausted, whichever is earlier. The Company’s prior $75.0 million repurchase program commenced on November 9, 2023 and expired on May 8, 2024. During the six months ended June 30, 2024, the Company repurchased 117,422 shares of its common stock under the Repurchase Program at a weighted-average price of $138.47 per share. As of June 30, 2024, the Company had $58.7 million of remaining availability to repurchase shares of the Company’s common stock under the Repurchase Program.

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
We had consolidated revenues for the six months ended June 30, 2024 of $1.64 billion, of which 57.7% was attributable to our T&D customers and 42.3% was attributable to our C&I customers. Our consolidated revenues for the six months ended June 30, 2023 were $1.7 billion. For the six months ended June 30, 2024, our net income and EBITDA(1) were $3.7 million and $35.1 million, respectively, compared to $45.4 million and $88.4 million, respectively, for the six months ended June 30, 2023.
We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion, connect to new clean energy sources and support future load growth. Consequently, we believe that we will continue to see continued bidding activity on large transmission projects going forward. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in the remainder of 2024 will not likely have a large impact on 2024 results. Bidding and construction activity for small to medium-size transmission projects and upgrades remain active, and we expect this trend to continue.
We believe there is a need for further investment by utilities on their distribution systems to properly maintain or meet reliability requirements. We continue to see strong bidding activity in some of our electric distribution markets. We believe the increased storm activity and destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Distribution systems may also require upgrades to accommodate additional distributed energy resources and increased electrification. We expect to see an increase in the distribution market opportunities during the rest of 2024.
(1) EBITDA is a non-GAAP measure. Refer to “Non-GAAP Measure—EBITDA” for a discussion of this measure.

Although our C&I bidding opportunities remain strong, we may see impacts due to continued market disruptions and overall market volatility which could result in slower growth of our C&I segment. We believe that the primary markets we serve such as transportation, data centers, health care, clean energy and warehousing, may be somewhat less vulnerable to an economic slowdown.
In addition, the United States has experienced decades of underfunded economic expansion and aging infrastructure that have challenged the capacity of public water and transportation infrastructure forcing states and municipalities to seek creative means to fund needed expansion and repair. We believe the need for expanding public infrastructure in both the United States and Canada will offer opportunity in our C&I segment for several years. Legislation and regulation that promotes domestic manufacturing could also create opportunity for our C&I segment. We expect the long-term growth in our C&I segment to generally track the overall growth of the regions we serve.
We continue to implement strategies that are designed to further expand our capabilities and effectively allocate capital. We have focused on strengthening our balance sheet by maintaining a low level of variable rate outstanding debt in the current higher interest rate environment and by increasing our revolving credit facility to $490 million on May 31, 2023. This expanded availability of liquidity will allow us to take advantage of future opportunities as they arise. During the six months ended June 30, 2024, the Company repurchased 117,422 shares of its common stock under our repurchase program at a weighted-average price of $138.47 per share. As of June 30, 2024, we had $58.7 million of remaining availability to purchase shares under our share repurchase program, which continues in effect until November 8, 2024, or until the authorized funds are exhausted.
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
Our backlog was $2.54 billion at June 30, 2024, compared to $2.51 billion at December 31, 2023 and $2.73 billion at June 30, 2023. Our backlog at June 30, 2024 increased $118.5 million from March 31, 2024. Backlog in the T&D segment decreased $22.5 million and C&I backlog increased $141.0 million compared to March 31, 2024. Our backlog as of June 30, 2024 included our proportionate share of joint venture backlog totaling $188.7 million, compared to $4.0 million at March 31, 2024.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months:

	Backlog at June 30, 2024
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months	Total backlog at December 31, 2023
T&D	$830,705	$782,580	$48,125	$959,553
C&I	1,713,129	1,300,359	412,770	1,552,846
Total	$2,543,834	$2,082,939	$460,895	$2,512,399

Consolidated Results of Operations
The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$828,890	100.0%	$888,616	100.0%	$1,644,452	100.0%	$1,700,232	100.0%
Contract costs	788,047	95.1	798,489	89.9	1,517,366	92.3	1,525,713	89.7
Gross profit	40,843	4.9	90,127	10.1	127,086	7.7	174,519	10.3
Selling, general and administrative expenses	61,839	7.5	57,775	6.5	124,072	7.5	114,739	6.8
Amortization of intangible assets	1,217	0.1	1,229	0.1	2,445	0.1	2,455	0.1
Gain on sale of property and equipment	(1,506)	(0.2)	(1,315)	(0.1)	(2,995)	(0.2)	(2,539)	(0.1)
Income (loss) from operations	(20,707)	(2.5)	32,438	3.6	3,564	0.3	59,864	3.5
Other income (expense):
Interest income	81	—	193	—	223	—	514	—
Interest expense	(1,241)	(0.1)	(1,154)	(0.1)	(2,295)	(0.1)	(1,740)	(0.1)
Other income (expense), net	(270)	—	120	—	(533)	—	30	—
Income (loss) before provision for income taxes	(22,137)	(2.6)	31,597	3.5	959	0.2	58,668	3.4
Income tax expense (benefit)	(6,860)	(0.8)	9,324	1.0	(2,703)	—	13,232	0.7
Net income (loss)	$(15,277)	(1.8)%	$22,273	2.5%	$3,662	0.2%	$45,436	2.7%
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Revenues. Revenues decreased $59.7 million or 6.7%, to $828.9 million for the three months ended June 30, 2024 from $888.6 million for the three months ended June 30, 2023. The decrease was primarily due to a decrease of $39.8 million in revenue on transmission projects, a decrease of $14.2 million in C&I revenue, and a decrease of $5.8 million in revenue on distribution projects.
Gross margin. Gross margin for the three months ended June 30, 2024 decreased to 4.9% compared to 10.1% for the three months ended June 30, 2023. The decrease in gross margin was primarily impacted by significant changes in our estimated gross profit on certain projects resulting in a net gross margin decrease of 7.2% for the three months ended June 30, 2024, compared to a net decrease of 1.3% for the three months ended June 30, 2023. During the three months ended June 30, 2024, significant estimate changes negatively impacted gross margin by 9.1%, primarily related to clean energy projects in T&D, the unfavorable impact of a C&I project as well as an increase in costs associated with labor, project inefficiencies and schedule compression on certain projects. In addition, significant estimate changes in gross profit positively impacted gross margin by 1.9% and largely related to favorable change orders, better-than-anticipated productivity, a favorable job closeout and favorable materials pricing on a project. Gross margin also benefited by approximately 0.2% from favorable joint venture results during the three months ended June 30, 2024.

Gross profit. Gross profit was $40.8 million for the three months ended June 30, 2024 compared to $90.1 million for the three months ended June 30, 2023. The decrease of $49.3 million, or 54.7%, was due to lower margin and lower revenues.
Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) were $61.8 million for the three months ended June 30, 2024 compared to $57.8 million for the three months ended June 30, 2023. The period-over-period increase of $4.0 million was primarily due to an increase of $3.6 million related to contingent compensation expense related to a prior acquisition and an increase in employee-related expenses to support future growth, partially offset by a decrease in employee incentive compensation costs.
Gain on sale of property and equipment. Gains from the sale of property and equipment for the three months ended June 30, 2024 were $1.5 million compared to $1.3 million for the three months ended June 30, 2023. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Interest expense. Interest expense was $1.2 million for three months ended June 30, 2024 and 2023.
Income tax expense (benefit). Income tax benefit was $6.9 million for the three months ended June 30, 2024, with an effective tax rate of 31.0%, compared to the expense of $9.3 million for the three months ended June 30, 2023, with an effective tax rate of 29.5%. The increase in the tax rate for the three months ended June 30, 2024 was primarily due to higher other permanent difference items.
Net income (loss). Net loss was $15.3 million for the three months ended June 30, 2024 compared to net income of $22.3 million for the three months ended June 30, 2023. The decrease was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income (loss) as a percentage of segment net sales:

	Three months ended June 30,
	2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$458,209	55.3%	$503,737	56.7%
Commercial & Industrial	370,681	44.7	384,879	43.3
Total	$828,890	100.0%	$888,616	100.0%
Operating income (loss):
Transmission & Distribution	$(8,300)	(1.8)%	$37,734	7.5%
Commercial & Industrial	1,608	0.4	12,623	3.3
Total	(6,692)	(0.8)	50,357	5.7
General Corporate	(14,015)	(1.7)	(17,919)	(2.0)
Consolidated	$(20,707)	(2.5)%	$32,438	3.7%
Transmission & Distribution
Revenues for our T&D segment for the three months ended June 30, 2024 were $458.2 million compared to $503.7 million for the three months ended June 30, 2023, a decrease of $45.5 million, or 9.0%. The decrease in revenue was related to a decrease of $39.8 million in revenue on transmission projects and a decrease of $5.8 million in revenue on distribution projects. Revenues from transmission projects represented 61.7% and 64.0% of T&D segment revenue for the three months ended June 30, 2024 and 2023, respectively.

Operating loss for our T&D segment for the three months ended June 30, 2024 was $8.3 million, a decrease of $46.0 million, or 122.0%, from the three months ended June 30, 2023. As a percentage of revenues, operating loss for our T&D segment was 1.8% for the three months ended June 30, 2024 compared to operating income of 7.5% for the three months ended June 30, 2023. Operating income (loss) margin was impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income (loss) margin decrease of 10.5% for the three months ended June 30, 2024, compared to a net decrease of 1.2% for the three months ended June 30, 2023. During the three months ended June 30, 2024, significant estimated gross profit changes negatively impacted operating income (loss) as a percentage of revenues by 10.5% and related to clean energy projects. Losses on these projects were primarily related to contractual disputes, labor and project inefficiencies, higher labor and contract related costs and unfavorable weather conditions. In addition, schedule extensions caused by owner-furnished panel delays led to increased costs on two clean energy projects. Many of these projects have reached mechanical completion and the remaining projects are anticipated to reach mechanical completion in the third and fourth quarters of 2024. Additionally, T&D operating income margin was negatively impacted by higher fleet depreciation and maintenance expenses and a decrease in work in progress.
Commercial & Industrial
Revenues for our C&I segment for the three months ended June 30, 2024 were $370.7 million compared to $384.9 million for the three months ended June 30, 2023, a decrease of $14.2 million, or 3.7%, which was primarily due to the delayed start of certain projects. The decrease in revenue was related to a decrease of $6.7 million in revenue on fixed priced contracts, a decrease of $4.8 million in revenues on unit price work, and a decrease of $2.7 million on T&E contracts.
Operating income for our C&I segment for the three months ended June 30, 2024 was $1.6 million, a decrease of $11.0 million, over the three months ended June 30, 2023. As a percentage of revenues, operating income for our C&I segment was 0.4% for the three months ended June 30, 2024 compared to 3.3% for the three months ended June 30, 2023. Operating income margin was impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 3.1% for the three months ended June 30, 2024, compared to a net decrease of 1.4% for the three months ended June 30, 2023. Significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 7.4%, with 3.6% of the impact from a single project that is anticipated to reach substantial completion during the fourth quarter of 2024. The loss from this project was primarily due to scope additions, increased labor costs related to schedule compression and lower productivity due to access and workflow issues. C&I operating income margin was also negatively impacted by an increase in costs associated with labor, project inefficiencies and schedule compression on certain projects. These decreases were partially offset by positive significant estimated gross profit changes totaling 4.3% and largely related to favorable change orders, better-than-anticipated productivity, a favorable job closeout and favorable materials pricing on a project. Additionally, C&I operating income margin was negatively impacted by approximately 1.0% due to higher contingent compensation expense related to a prior acquisition, partially offset by approximately 0.4% due to favorable joint venture results.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Revenues. Revenues decreased $55.7 million or 3.3%, to $1.64 billion for the six months ended June 30, 2024 from $1.70 billion for the six months ended June 30, 2023. The decrease was primarily due to a decrease of $55.4 million in C&I revenue, and a decrease of $24.0 million in revenue on transmission projects, partially offset by an increase of $23.5 million in revenue on distribution projects.
Gross margin. Gross margin for the six months ended June 30, 2024 decreased to 7.7% compared to 10.3% for the six months ended June 30, 2023. The decrease in gross margin was primarily impacted by significant changes in our estimated gross profit on certain projects resulting in a net gross margin decrease of 4.2% for the six months ended June 30, 2024, compared to a net decrease of 1.0% for the six months ended June 30, 2023. During the six months ended June 30, 2024, significant estimate changes negatively impacted gross margin by 5.9%, primarily related to clean energy projects in T&D, labor and project inefficiencies, the unfavorable impact of a C&I project, an increase in costs associated with schedule compression on certain projects and an unfavorable change order. In addition, significant estimate changes in gross profit positively impacted gross margin by 1.7% and mainly related to better-than-anticipated productivity, favorable change orders and a favorable job closeout. Gross margin also benefited by approximately 0.3% from favorable joint venture results during the six months ended June 30, 2024.
Gross profit. Gross profit was $127.1 million for the six months ended June 30, 2024 compared to $174.5 million for the six months ended June 30, 2023. The decrease of $47.4 million, or 27.2% was due to lower margin and lower revenues.

Selling, general and administrative expenses. SG&A was $124.1 million for the six months ended June 30, 2024 compared to $114.7 million for the six months ended June 30, 2023. The period-over-period increase of $9.4 million was primarily due to an increase of $5.3 million related to contingent compensation expense related to a prior acquisition and an increase in employee-related expenses to support future growth.
Gain on sale of property and equipment. Gains from the sale of property and equipment for the six months ended June 30, 2024 were $3.0 million compared to $2.5 million for the six months ended June 30, 2023. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Interest expense. Interest expense was $2.3 million for the six months ended June 30, 2024 compared to $1.7 million for the six months ended June 30, 2023. This increase was primarily attributable to higher interest rates, partially offset by lower average debt balances during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Income tax expense (benefit). Income tax benefit was $2.7 million for the six months ended June 30, 2024, with an effective tax rate of (281.9%), compared to the expense of $13.2 million for the six months ended June 30, 2023, with an effective tax rate of 22.6%. The change in the tax rate for the six months ended June 30, 2024 was primarily due to lower pretax income and higher other permanent difference items, offset by lower stock compensation excess tax benefits.
Net income. Net income was $3.7 million for the six months ended June 30, 2024 compared to $45.4 million for the six months ended June 30, 2023. The decrease was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Six months ended June 30,
	2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$948,604	57.7%	$949,060	55.8%
Commercial & Industrial	695,848	42.3	751,172	44.2
Total	$1,644,452	100.0%	$1,700,232	100.0%
Operating income:
Transmission & Distribution	$21,536	2.3%	$70,554	7.4%
Commercial & Industrial	13,031	1.9	23,250	3.1
Total	34,567	2.1	93,804	5.5
General Corporate	(31,003)	(1.9)	(33,940)	(2.0)
Consolidated	$3,564	0.2%	$59,864	3.5%
Transmission & Distribution
Revenues for our T&D segment for the six months ended June 30, 2024 were $948.6 million compared to $949.1 million for the six months ended June 30, 2023, a decrease of $0.5 million. The decrease in revenue was related to a decrease of $24.0 million in revenue on transmission projects, mostly offset by an increase of $23.5 million in revenue on distribution projects. Revenues from transmission projects represented 62.9% and 65.4% of T&D segment revenue for the six months ended June 30, 2024 and 2023, respectively.

Operating income for our T&D segment for the six months ended June 30, 2024 was $21.5 million, a decrease of $49.1 million, or 69.5%, from the six months ended June 30, 2023. As a percentage of revenues, operating income for our T&D segment was 2.3% for the six months ended June 30, 2024 compared to 7.4% for the six months ended June 30, 2023. Operating income margin was impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 5.7% for the six months ended June 30, 2024, compared to a net decrease of 0.8% for the six months ended June 30, 2023. During the six months ended June 30, 2024, significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 5.9% and related to clean energy projects. Losses on these projects were primarily related to contractual disputes, labor and project inefficiencies, higher labor and contract related costs and unfavorable weather conditions. In addition, schedule extensions caused by owner-furnished panel delays led to increased costs on two clean energy projects. Many of these projects have reached mechanical completion and the remaining projects are anticipated to reach mechanical completion in the third and fourth quarters of 2024. These decreases were partially offset by positive significant estimated gross profit changes totaling 0.3% of revenues mostly related to better-than-anticipated productivity. Additionally, T&D operating income margin was negatively impacted by higher fleet depreciation and maintenance expenses, partially offset by an increase in work in progress.
Commercial & Industrial
Revenues for our C&I segment for the six months ended June 30, 2024 were $695.8 million compared to $751.2 million for the six months ended June 30, 2023, a decrease of $55.4 million, or 7.4%, which was primarily due to the delayed start of certain projects. The decrease in revenue was related to a decrease of $47.5 million in revenue on fixed priced contracts, a decrease of $6.1 million in revenues on unit price work and a decrease of $1.7 million on T&E contracts.
Operating income for our C&I segment for the six months ended June 30, 2024 was $13.0 million, a decrease of $10.3 million, over the six months ended June 30, 2023. As a percentage of revenues, operating income for our C&I segment was 1.9% for the six months ended June 30, 2024, compared to 3.1% for the six months ended June 30, 2023. Operating income margin was impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 2.1% for the six months ended June 30, 2024, compared to a net decrease of 1.3% for the six months ended June 30, 2023. Significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 5.8% and largely related to labor and project inefficiencies. A single project that is anticipated to reach substantial completion during the fourth quarter of 2024, caused 2.0% of this negative impact. The loss from this project was primarily due to scope additions, increased labor costs related to schedule compression and lower productivity due to access and workflow issues. Significant estimated gross profit changes were also negatively impacted by an increase in costs associated with schedule compression on certain projects and an unfavorable change order. These decreases were partially offset by positive significant estimated gross profit changes totaling 3.7% and largely related to better-than-anticipated productivity, some of which related to clean energy projects, favorable change orders and a favorable job closeout. Additionally, C&I operating income margin was positively impacted by approximately 0.8% due to favorable joint venture results. This increase was partially offset by higher contingent compensation expense related to a prior acquisition, a decrease in work in progress and higher fleet depreciation and maintenance expenses.
Non-GAAP Measure—EBITDA
We define EBITDA, a performance measure used by management, as net income (loss) plus interest expense net of interest income, provision for income taxes and depreciation and amortization. EBITDA, a non-GAAP financial measure, does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. We believe that EBITDA is useful to investors and other external users of our Consolidated Financial Statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, useful lives placed on assets, capital structure and the method by which assets were acquired. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from, the presentation of EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations.

Using EBITDA as a performance measure has material limitations as compared to net income (loss), or other financial measures as defined under accounting principles generally accepted in the United States of America (“U.S. GAAP”), as it excludes certain recurring items, which may be meaningful to investors. EBITDA excludes interest expense net of interest income; however, as we have borrowed money to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and can affect our ability to generate revenue and returns for our shareholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are a necessary element of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense net of interest income, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net income in each period, to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after-tax basis. Using both EBITDA and net income to evaluate the business allows management and investors to (a) assess our relative performance against our competitors and (b) monitor our capacity to generate returns for our shareholders.
The following table provides a reconciliation of net income (loss) to EBITDA:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$(15,277)	$22,273	$3,662	$45,436
Add:
Interest expense, net	1,160	961	2,072	1,226
Income tax expense (benefit)	(6,860)	9,324	(2,703)	13,232
Depreciation & amortization	16,274	14,506	32,104	28,495
EBITDA	$(4,703)	$47,064	$35,135	$88,389
We also use EBITDA as a liquidity measure. Certain material covenants contained within our credit agreement (the “Credit Agreement”) are based on EBITDA with certain additional adjustments. Non-compliance with these financial covenants under the Credit Agreement — our interest coverage ratio which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement) and our net leverage ratio, which is defined in the Credit Agreement as Total Net Indebtedness (as defined in the Credit Agreement), divided by Consolidated EBITDA (as defined in the Credit Agreement) — could result in our lenders requiring us to immediately repay all amounts borrowed on our revolving credit facility. If we anticipated a potential covenant violation, we would seek relief from our lenders, likely causing us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in the Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure is useful to investors and relevant to their assessment of our capacity to service or incur debt, fund capital expenditures, finance acquisitions and expand our operations.

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Provided by Operating Activities:
Net cash flows provided by operating activities	$22,681	$(21,314)	$30,371	$15,844
Add/(subtract):
Changes in operating assets and liabilities	(20,249)	58,817	7,914	59,631
Adjustments to reconcile net income to net cash flows provided by operating activities	(17,709)	(15,230)	(34,623)	(30,039)
Depreciation & amortization	16,274	14,506	32,104	28,495
Income tax expense (benefit)	(6,860)	9,324	(2,703)	13,232
Interest expense, net	1,160	961	2,072	1,226
EBITDA	$(4,703)	$47,064	$35,135	$88,389

Liquidity, Capital Resources and Material Cash Requirements
As of June 30, 2024, we had working capital of $269.9 million. We define working capital as current assets less current liabilities. During the six months ended June 30, 2024, operating activities of our business provided net cash of $30.4 million, compared to $15.8 million of cash provided for the six months ended June 30, 2023. Cash flow from operations is primarily influenced by operating margins, timing of contract performance and the type of services we provide to our customers. The $14.5 million year-over-year increase in cash provided by operating activities was primarily due to favorable net changes in operating assets and liabilities of $51.7 million, offset by a decrease of $41.8 million in net income. The favorable change in operating assets and liabilities was primarily due to the net favorable year-over-year changes in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $47.6 million and the favorable change of $13.5 million in other liabilities. The net favorable changes of $47.6 million in cash provided by working capital accounts, mainly related to construction activities, was due to the timing of billings and payments under our contracts. The favorable change of $13.5 million in other liabilities was primarily due to the timing of employee related wage and tax payments.
In the six months ended June 30, 2024, we used net cash of $42.6 million in investing activities consisting of $46.0 million for capital expenditures, partially offset by $3.4 million of proceeds from the sale of equipment.
In the six months ended June 30, 2024, financing activities used net cash of $10.3 million, consisting primarily of $14.3 million of share repurchases under our share repurchase program, $5.9 million of shares repurchased to satisfy tax obligations under our stock compensation programs and $2.6 million of payments under our equipment notes, partially offset by $11.4 million of net borrowings under our revolving line of credit.
We believe our $426.6 million borrowing availability under our revolving line of credit as of June 30, 2024, future cash flow from operations and our ability to utilize short-term and long-term leases will provide sufficient liquidity for our short-term and long-term needs. Our primary short-term liquidity needs include cash for operations, debt service requirements, capital expenditures, and acquisition and joint venture opportunities. We believe we have adequate sources of liquidity to meet our long-term liquidity needs and foreseeable material cash requirements, including those associated with funding future acquisition opportunities. We continue to invest in developing key management and craft personnel in both our T&D and C&I segments and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of June 30, 2024.
We had $24.6 million and $13.2 million of borrowings outstanding under the Facility as of June 30, 2024 and December 31, 2023, respectively.
Letters of Credit
Some of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our insurance programs. In addition, from time to time, certain customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions in accordance with the terms of the letter of credit. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. Currently, we do not believe it is likely that any claims will be made under any letter of credit.
As of June 30, 2024, we had $38.1 million in letters of credit outstanding under our Credit Agreement, including $27.1 million related to the Company's payment obligation under its insurance programs and $11.0 million related to contract performance obligations. As of December 31, 2023, we had $34.4 million in letters of credit outstanding under our Credit Agreement, including $27.1 million related to the Company's payment obligations under its insurance programs and $7.3 million related to contract performance obligations.

Equipment Notes
We have entered into multiple Master Loan Agreements with multiple finance companies. The Master Loan Agreements may be used for financing of equipment between us and the lenders pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.
As of June 30, 2024 and December 31, 2023, we had two outstanding Equipment Notes collateralized by equipment and vehicles owned by us. As of June 30, 2024 and December 31, 2023, we also had one other equipment note outstanding collateralized by a vehicle owned by us. The outstanding balance of all equipment notes was $20.4 million as of June 30, 2024 and $23.0 million as of December 31, 2023. As of June 30, 2024, we had outstanding short-term and long-term equipment notes of approximately $6.6 million and $13.8 million, respectively. As of December 31, 2023, we had outstanding short-term and long-term equipment notes of approximately $7.1 million and $16.0 million, respectively.
Lease Obligations
From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to nine years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive.
The outstanding balance of operating lease obligations was $40.4 million as of June 30, 2024, consisting of short-term and long-term operating lease obligations of approximately $10.5 million and $29.9 million, respectively. The outstanding balance of operating lease obligations was $35.0 million as of December 31, 2023, consisting of short-term and long-term operating lease obligations of approximately $9.2 million and $25.8 million, respectively.
The outstanding balance of finance lease obligations was $3.8 million as of June 30, 2024, consisting of short-term and long-term finance lease obligations of approximately $2.2 million and $1.6 million, respectively. As of December 31, 2023 we had $2.3 million outstanding finance lease obligations, consisting of short-term and long-term finance lease obligations of approximately $2.0 million and $0.3 million, respectively.
Purchase Commitments for Construction Equipment
As of June 30, 2024, we had approximately $14.9 million in outstanding purchase obligations for certain construction equipment to be paid with cash outlays scheduled to occur in 2024.
Performance and Payment Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse our sureties for any expenses or outlays they incur. Under our continuing indemnity and security agreements with the issuers of the bonds, we may be required to grant them a security interest relating to a particular project. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of June 30, 2024, an aggregate of approximately $2.76 billion in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $770.1 million as of June 30, 2024.
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

Concentration of Credit Risk
We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of June 30, 2024 and 2023, none of our customers individually exceeded 10% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
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
As of June 30, 2024, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the six months ended June 30, 2024 and 2023, including instruments for trading, hedging, or speculating on changes in interest rates, changes in foreign currency rates or changes in commodity prices of materials used in our business.
Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, Term CORRA, and Term SOFR Reference Rate. If the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, Term CORRA, or Term SOFR Reference Rate rises, any interest payment obligations would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of June 30, 2024, we had $24.6 million of borrowings outstanding under the Facility. If market rates of interest on all our revolving debt as of June 30, 2024, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.2 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of June 30, 2024, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by approximately $0.2 million annually. Borrowings under our equipment notes are at fixed rates established on the date the respective equipment note was executed.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, AND USE OF PROCEEDS
Purchases of Common Stock. The following table includes all of the Company’s repurchases of common stock for the periods shown. Repurchased shares are retired and returned to authorized but unissued common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 - April 30, 2024	—	$—	—	$72,487,423
May 1, 2024 - May 31, 2024	—	$—	—	$75,000,000
June 1, 2024 - June 30, 2024	117,422	$138.47	117,422	$58,740,828
Total	117,422	$138.47	117,422
(1) On November 1, 2023, the Company announced that its Board of Directors had authorized a $75.0 million share repurchase program, which became effective on November 9, 2023 and expired on May 8, 2024 (the “Prior Repurchase Program”). As of the expiration date, the Company had $72.5 million of remaining availability to repurchase shares of the Company’s common stock under the Prior Repurchase Program. On May 6, 2024, the Company announced that its Board of Directors had authorized a new $75.0 million share repurchase program (the "Repurchase Program"), which replaced the Prior Repurchase Program and became effective on May 9, 2024. The Repurchase Program will expire on November 8, 2024, or when the authorized funds are exhausted, whichever is earlier. As of June 30, 2024, the Company had $58.7 million of remaining availability to repurchase shares of the Company’s common stock under the Repurchase Program.
ITEM 5. OTHER INFORMATION
None of the Company’s directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2024.

ITEM 6. EXHIBITS

Number	Description
10.1	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated May 21, 2024†
10.2
MYR Group Inc. 2017 Long-Term Incentive Plan (Amended and Restated as of April 24, 2024), incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 29, 2024

31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350+
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350+

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
______________________________________
†    Filed herewith
+    Furnished herewith
*    Electronically filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYR GROUP INC. (Registrant)

July 31, 2024	/s/ KELLY M. HUNTINGTON
Kelly M. Huntington Senior Vice President and Chief Financial Officer