Form 10-Q
period 2024-09-30
MYR GROUP INC.
filed 2024-10-30
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2024, there were 16,121,901 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,569	$24,899
Accounts receivable, net of allowances of $977 and $1,987, respectively	571,342	521,893
Contract assets, net of allowances of $582 and $610, respectively	411,843	420,616
Current portion of receivable for insurance claims in excess of deductibles	9,056	8,267
Refundable income taxes	6,280	4,034
Prepaid expenses and other current assets	25,532	46,535
Total current assets	1,031,622	1,026,244
Property and equipment, net of accumulated depreciation of $388,180 and $380,465, respectively	279,634	268,978
Operating lease right-of-use assets	40,665	35,012
Goodwill	115,970	116,953
Intangible assets, net of accumulated amortization of $34,036 and $30,534, respectively	79,077	83,516
Receivable for insurance claims in excess of deductibles	34,925	33,739
Investment in joint ventures	5,835	8,707
Other assets	5,331	5,597
Total assets	$1,593,059	$1,578,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,364	$7,053
Current portion of operating lease obligations	11,136	9,237
Current portion of finance lease obligations	1,168	2,039
Accounts payable	329,971	359,363
Contract liabilities	262,557	240,411
Current portion of accrued self-insurance	25,394	28,269
Accrued income taxes	—	237
Other current liabilities	127,846	100,593
Total current liabilities	762,436	747,202
Deferred income tax liabilities	47,722	48,230
Long-term debt	88,822	29,188
Accrued self-insurance	54,262	51,796
Operating lease obligations, net of current maturities	29,529	25,775
Finance lease obligations, net of current maturities	2,312	314
Other liabilities	19,467	25,039
Total liabilities	1,004,550	927,544
Commitments and contingencies
Shareholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 16,121,901 and 16,684,492 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	161	167
Additional paid-in capital	156,799	162,386
Accumulated other comprehensive loss	(6,216)	(3,880)
Retained earnings	437,765	492,529
Total shareholders’ equity	588,509	651,202
Total liabilities and shareholders’ equity	$1,593,059	$1,578,746
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Contract revenues	$888,043	$939,476	$2,532,495	$2,639,708
Contract costs	810,755	847,093	2,328,121	2,372,806
Gross profit	77,288	92,383	204,374	266,902
Selling, general and administrative expenses	57,456	59,879	181,528	174,618
Amortization of intangible assets	1,221	1,231	3,666	3,686
Gain on sale of property and equipment	(1,750)	(754)	(4,745)	(3,293)
Income from operations	20,361	32,027	23,925	91,891
Other income (expense):
Interest income	73	226	296	740
Interest expense	(2,016)	(1,319)	(4,311)	(3,059)
Other income (expense), net	112	(91)	(421)	(61)
Income before provision for income taxes	18,530	30,843	19,489	89,511
Income tax expense	7,881	9,331	5,178	22,563
Net income	$10,649	$21,512	$14,311	$66,948
Income per common share:
—Basic	$0.65	$1.29	$0.86	$4.01
—Diluted	$0.65	$1.28	$0.86	$3.98
Weighted average number of common shares and potential common shares outstanding:
—Basic	16,283	16,710	16,582	16,678
—Diluted	16,324	16,829	16,647	16,821

Net income	$10,649	$21,512	$14,311	$66,948
Other comprehensive income (loss):
Foreign currency translation adjustment	1,309	(2,611)	(2,336)	(335)
Other comprehensive income (loss)	1,309	(2,611)	(2,336)	(335)
Total comprehensive income	$11,958	$18,901	$11,975	$66,613
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
(in thousands)	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2022	$—	16,564	$165	$161,427	$(6,300)	$404,908	$560,200
Net income	—	—	—	—	—	23,163	23,163
Stock issued under compensation plans, net	—	211	2	18	—	—	20
Stock-based compensation expense	—	—	—	1,982	—	—	1,982
Shares repurchased related to tax withholding for stock-based compensation	—	(76)	—	(7,194)	—	(742)	(7,936)
Other comprehensive income	—	—	—	—	136	—	136
Balance at March 31, 2023	—	16,699	167	156,233	(6,164)	427,329	577,565
Net income	—	—	—	—	—	22,273	22,273
Stock issued under compensation plans, net	—	11	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,322	—	—	2,322
Other comprehensive income	—	—	—	—	2,140	—	2,140
Balance at June 30, 2023	—	16,710	167	158,555	(4,024)	449,602	604,300
Net income	—	—	—	—	—	21,512	21,512
Stock-based compensation expense	—	—	—	2,258	—	—	2,258
Other comprehensive loss	—	—	—	—	(2,611)	—	(2,611)
Balance at September 30, 2023	$—	16,710	$167	$160,813	$(6,635)	$471,114	$625,459

Balance at December 31, 2023	$—	16,684	$167	$162,386	$(3,880)	$492,529	$651,202
Net income	—	—	—	—	—	18,939	18,939
Stock issued under compensation plans, net	—	114	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	1,917	—	—	1,917
Shares repurchased related to tax withholding for stock-based compensation	—	(36)	(1)	(5,511)	—	(354)	(5,866)
Other comprehensive loss	—	—	—	—	(2,472)	—	(2,472)
Balance at March 31, 2024	—	16,762	167	158,791	(6,352)	511,114	663,720
Net loss	—	—	—	—	—	(15,277)	(15,277)
Stock issued under compensation plans, net	—	3	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,331	—	—	2,331
Share repurchases under share repurchase program	—	(117)	(1)	(1,121)	—	(15,137)	(16,259)
Other comprehensive loss	—	—	—	—	(1,173)	—	(1,173)
Balance at June 30, 2024	—	16,648	166	160,001	(7,525)	480,700	633,342
Net income	—	—	—	—	—	10,649	10,649
Stock-based compensation expense	—	—	—	1,950	—	—	1,950
Share repurchases under share repurchase program	—	(526)	(5)	(5,152)	—	(53,584)	(58,741)
Other comprehensive income	—	—	—	—	1,309	—	1,309
Balance at September 30, 2024	$—	16,122	$161	$156,799	$(6,216)	$437,765	$588,509
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$14,311	$66,948
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	45,131	39,848
Amortization of intangible assets	3,666	3,686
Stock-based compensation expense	6,198	6,562
Deferred income taxes	(144)	—
Gain on sale of property and equipment	(4,745)	(3,293)
Other non-cash items	1,044	564
Changes in operating assets and liabilities:
Accounts receivable, net	(50,193)	(76,349)
Contract assets, net	8,212	(109,803)
Receivable for insurance claims in excess of deductibles	(1,975)	1,558
Other assets	21,687	21,503
Accounts payable	(20,607)	62,276
Contract liabilities	22,294	3,941
Accrued self-insurance	(402)	(1,119)
Other liabilities	21,519	12,070
Net cash flows provided by operating activities	65,996	28,392
Cash flows from investing activities:
Proceeds from sale of property and equipment	6,815	3,998
Purchases of property and equipment	(63,634)	(63,791)
Net cash flows used in investing activities	(56,819)	(59,793)
Cash flows from financing activities:
Borrowings under revolving lines of credit	584,070	354,467
Repayments under revolving lines of credit	(520,076)	(328,085)
Payment of principal obligations under equipment notes	(7,049)	(4,597)
Payment of principal obligations under finance leases	(2,083)	(872)
Proceeds from exercise of stock options	—	20
Repurchase of common stock	(75,000)	—
Debt refinancing costs	(34)	(2,129)
Payments related to tax withholding for stock-based compensation	(5,866)	(7,936)
Net cash flows provided by (used in) financing activities	(26,038)	10,868
Effect of exchange rate changes on cash	(469)	(36)
Net decrease in cash and cash equivalents	(17,330)	(20,569)
Cash and cash equivalents:
Beginning of period	24,899	51,040
End of period	$7,569	$30,471
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
Joint Ventures and Noncontrolling Interests
The Company accounts for investments in joint ventures using the proportionate consolidation method for income statement reporting and under the equity method for balance sheet reporting, unless the Company has a controlling interest causing the joint venture to be consolidated with equity owned by other joint venture partners recorded as noncontrolling interests. As of September 30, 2024, the Company did not have a controlling interest in any current joint venture partnerships. Under the proportionate consolidation method, joint venture activity is allocated to the appropriate line items found on the consolidated statements of operations in proportion to the percentage of participation the Company has in the joint venture. Under the equity method the net investment in joint ventures is stated as a single item on the Company’s consolidated balance sheets. If an investment in a joint venture contains a recourse or unfunded commitments to provide additional equity, distributions and/or losses in excess of the investment, a liability is recorded in other current liabilities on the Company’s consolidated balance sheets.

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
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and intercompany loans that are not deemed long-term investment accounts are recorded in the “other income (expense), net” line on the Company’s consolidated statements of operations. Foreign currency losses, recorded in other income (expense), net, for the nine months ended September 30, 2024 and 2023 were not significant. Foreign currency translation gains and losses, arising from intercompany loans that are deemed long-term investment accounts, are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
As of September 30, 2024 and December 31, 2023, the Company had recognized revenues of $80.4 million and $76.5 million, respectively, related to large change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended September 30, 2024, changes in estimates pertaining to certain projects decreased consolidated gross margin by 3.9%, which resulted in decreases in operating income of $34.9 million, net income of $22.3 million and diluted earnings per common share of $1.37. During the nine months ended September 30, 2024, changes in estimates pertaining to certain projects decreased consolidated gross margin by 4.4% and resulted in decreases in operating income of $112.7 million, net income of $70.5 million and diluted earnings per common share of $4.24. Additional discussion on the impact of these estimate changes can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations.”
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
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.6 million as of September 30, 2024 and December 31, 2023.
Contract assets consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023	Change
Unbilled revenue, net	$216,515	$217,083	$(568)
Contract retainages, net	195,328	203,533	(8,205)
Contract assets, net	$411,843	$420,616	$(8,773)
The Company’s consolidated balance sheets present contract liabilities that contain deferred revenue and an accrual for contracts in a loss provision.
Contract liabilities consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023	Change
Deferred revenue	$250,615	$231,604	$19,011
Accrued loss provision	11,942	8,807	3,135
Contract liabilities	$262,557	$240,411	$22,146

The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	September 30, 2024	December 31, 2023	Change
Contract assets, net	$411,843	$420,616	$(8,773)
Contract liabilities	(262,557)	(240,411)	(22,146)
Net contract assets	$149,286	$180,205	$(30,919)
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $60.4 million and $137.0 million for the three and nine months ended September 30, 2024. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $16.3 million and $114.0 million for the three and nine months ended September 30, 2023, respectively. This revenue consists primarily of work performed on previous billings to customers.
The net asset position for contracts in process consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Costs and estimated earnings on uncompleted contracts	$7,301,084	$6,716,990
Less: billings to date	7,335,184	6,731,511
	$(34,100)	$(14,521)
The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

(in thousands)	September 30, 2024	December 31, 2023
Unbilled revenue	$216,515	$217,083
Deferred revenue	(250,615)	(231,604)
	$(34,100)	$(14,521)

3. Lease Obligations
From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from one to nine years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At September 30, 2024, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.

The following is a summary of the lease-related assets and liabilities recorded:

		September 30, 2024	December 31, 2023
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$40,665	$35,012
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	3,730	2,363
Total right-of-use lease assets		$44,395	$37,375

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$11,136	$9,237
Finance lease obligations	Current portion of finance lease obligations	1,168	2,039
Total current obligations		12,304	11,276
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	29,529	25,775
Finance lease obligations	Finance lease obligations, net of current maturities	2,312	314
Total non-current obligations		31,841	26,089
Total lease obligations		$44,145	$37,365
The following is a summary of the lease terms and discount rates:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term - finance leases	3.4 years	0.9 years
Weighted-average remaining lease term - operating leases	3.8 years	4.0 years
Weighted-average discount rate - finance leases	3.9%	3.1%
Weighted-average discount rate - operating leases	4.0%	4.0%
The following is a summary of certain information related to the lease costs for finance and operating leases:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$335	$199	$653	$595
Interest on lease liabilities	30	20	69	65
Operating lease cost	3,956	3,638	11,446	10,764
Variable lease costs	95	89	279	262
Total lease cost	$4,416	$3,946	$12,447	$11,686

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Nine months ended September 30,
(in thousands)	2024	2023
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,969	$10,989
Right-of-use asset obtained in exchange for new operating lease obligations	$13,458	$7,763
Right-of-use asset obtained in exchange for new finance lease obligations	$3,595	$—
The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under financial leases, less interest, and under operating leases, less imputed interest, as of September 30, 2024 were as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations
Remainder of 2024	$367	$3,964	$4,331
2025	1,195	14,771	15,966
2026	881	12,048	12,929
2027	881	7,098	7,979
2028	393	5,550	5,943
2029	—	3,291	3,291
Thereafter	—	894	894
Total minimum lease payments	3,717	47,616	51,333
Financing component	(237)	(6,951)	(7,188)
Net present value of minimum lease payments	3,480	40,665	44,145
Less: current portion of finance and operating lease obligations	(1,168)	(11,136)	(12,304)
Long-term finance and operating lease obligations	$2,312	$29,529	$31,841
The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at or below market rental rates. Lease expense associated with these leases was $0.6 million and $1.9 million for the three and nine months ended September 30, 2024 and $0.6 million and $1.8 million for the three and nine months ended 2023. As of September 30, 2024, the minimum lease payments required under these leases totaled $10.9 million, which are due over the next 4.9 years.
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

As of September 30, 2024 and December 31, 2023, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of September 30, 2024 and December 31, 2023, the fair value of the Company’s long-term debt and finance lease obligations was based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at September 30, 2024 and December 31, 2023, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying value of the Company’s finance lease obligations also approximated fair value.
As of September 30, 2024, the fair value of the Company’s contingent earn-out consideration liability associated with the acquisition of Powerline Plus Ltd. and its affiliate PLP Redimix Ltd. (collectively, the “Powerline Plus Companies") on January 4, 2022, was based on Level 3 inputs. The contingent earn-out consideration recorded represents the estimated fair value of future amounts potentially payable to the former owners of the acquired Powerline Plus Companies, if the Powerline Plus Companies achieve certain performance targets over a three-year post-acquisition period. The fair value was initially determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor. The fair value of this contingent earn-out consideration liability will be evaluated on an ongoing basis by management. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3). Significant changes in any of these assumptions could result in a significantly higher or lower potential liability. As of the acquisition date, the fair value of the contingent earn-out consideration was $0.9 million. As of September 30, 2024 and December 31, 2023, the fair value of the contingent earn-out consideration was zero. The future payout of the contingent earn-out consideration, if any, is unlimited and could be significantly higher than the acquisition date fair value. If the minimum thresholds of the performance targets are achieved the contingent earn-out consideration payment will be approximately $16.6 million. There were no changes in contingent earn-out consideration during the three and nine months ended September 30, 2024 and 2023. Any changes in contingent earn-out consideration are recorded in other income.
5. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

(dollar amounts in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of September 30, 2024	Outstanding Balance as of December 31, 2023
Credit Agreement
Revolving loans	5/31/2023	Variable	Variable	5	$77,195	$13,201

Equipment Notes
Equipment Note 8	12/27/2019	2.75%	Semi-annual	5	—	2,871
Equipment Note 10	8/26/2022	4.32%	Semi-annual	5	15,957	20,125
Other equipment note	4/11/2022	4.55%	Monthly	5	34	44
					15,991	23,040
Total debt					93,186	36,241
Less: current portion of long-term debt					(4,364)	(7,053)
Long-term debt					$88,822	$29,188

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
Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.25% to 1.00%; or (2) the Term Benchmark Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 2.00%. The applicable margin is determined based on the Company’s Net Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.25% to 2.00% for non-performance letters of credit or 0.625% to 1.00% for performance letters of credit, based on the Company’s Net Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.30%, based on the Company’s Net Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s Net Leverage Ratio, after giving pro forma effect thereto, exceeds 2.75. The weighted average interest rate on borrowings outstanding on the Facility was 7.03% and 6.96%, per annum, for the nine months ended September 30, 2024 and 2023, respectively.
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of September 30, 2024.
As of September 30, 2024, the Company had $77.2 million of borrowings outstanding under the Facility and letters of credit outstanding under the Facility of $37.3 million, including $32.6 million related to the Company's payment obligation under its insurance programs and $4.7 million related to contract performance obligations.
As of December 31, 2023, the Company had $13.2 million of borrowings outstanding under the Facility and letters of credit outstanding under the Facility of $34.4 million, including $27.1 million related to the Company's payment obligation under its insurance programs and $7.3 million related to contract performance obligations.
The Company had remaining deferred debt issuance costs related to the Facility totaling $1.9 million and $2.4 million as of September 30, 2024 and 2023, respectively. As permitted, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the Facility.
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

As of September 30, 2024, the Company had one Equipment Note outstanding under the Master Loan Agreements that is collateralized by equipment and vehicles owned by the Company. As of September 30, 2024, the Company had one other equipment note outstanding that is collateralized by a vehicle owned by the Company. The following table sets forth our remaining principal payments for all of the Company’s outstanding equipment notes as of September 30, 2024:

(in thousands)	Future Equipment Notes Principal Payments
Remainder of 2024	$3
2025	4,364
2026	4,555
2027	7,069
2028	—
2029	—
Total future principal payments	15,991
Less: current portion of equipment notes	(4,364)
Long-term principal obligations	$11,627
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

The components of the Company’s revenue by contract type for the three months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30, 2024
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$197,087	40.9%	$331,103	81.5%	$528,190	59.5%
Unit price	169,337	35.1	23,849	5.9	193,186	21.7
T&E	115,452	24.0	51,215	12.6	166,667	18.8
	$481,876	100.0%	$406,167	100.0%	$888,043	100.0%

	Three months ended September 30, 2023
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$283,440	51.7%	$319,546	81.7%	$602,986	64.2%
Unit price	143,218	26.1	26,899	6.9	170,117	18.1
T&E	121,937	22.2	44,436	11.4	166,373	17.7
	$548,595	100.0%	$390,881	100.0%	$939,476	100.0%
The components of the Company’s revenue by contract type for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine months ended September 30, 2024
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$654,969	45.8%	$902,582	81.9%	$1,557,551	61.5%
Unit price	443,589	31.0	58,988	5.4	502,577	19.8
T&E	331,922	23.2	140,445	12.7	472,367	18.7
	$1,430,480	100.0%	$1,102,015	100.0%	$2,532,495	100.0%

	Nine months ended September 30, 2023
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$774,022	51.7%	$938,576	82.2%	$1,712,598	64.9%
Unit price	396,855	26.5	68,099	6.0	464,954	17.6
T&E	326,778	21.8	135,378	11.8	462,156	17.5
	$1,497,655	100.0%	$1,142,053	100.0%	$2,639,708	100.0%
The components of the Company’s revenue by market type for the three months ended September 30, 2024 and 2023 were as follows:

	Three months ended September 30, 2024			Three months ended September 30, 2023
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$276,663	31.2%	T&D	$357,708	38.1%	T&D
Distribution	205,213	23.1	T&D	190,887	20.3	T&D
Electrical construction	406,167	45.7	C&I	390,881	41.6	C&I
Total revenue	$888,043	100.0%		$939,476	100.0%

The components of the Company’s revenue by market type for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$873,077	34.5%	T&D	$978,078	37.0%	T&D
Distribution	557,403	22.0	T&D	519,577	19.7	T&D
Electrical construction	1,102,015	43.5	C&I	1,142,053	43.3	C&I
Total revenue	$2,532,495	100.0%		$2,639,708	100.0%
Remaining Performance Obligations
As of September 30, 2024, the Company had $2.36 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. The timing of when remaining performance obligations are recognized is evaluated quarterly and is largely driven by the estimated start date and duration of the underlying projects.
The following table summarizes the amount of remaining performance obligations as of September 30, 2024 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months.

	Remaining Performance Obligations at September 30, 2024
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months
T&D	$582,030	$576,179	$5,851
C&I	1,776,724	1,263,534	513,190
Total	$2,358,754	$1,839,713	$519,041
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
7. Income Taxes
The U.S. federal statutory tax rate was 21% for each of the three and nine months ended September 30, 2024 and 2023. The Company’s effective tax rate for the three and nine months ended September 30, 2024 was 42.5% and 26.6%, respectively, of pretax income compared to the effective tax rate for the three and nine months ended September 30, 2023 of 30.3% and 25.2%, respectively.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rates for the three months ended September 30, 2024, was primarily due to permanent difference items, largely related to deductibility limits of certain compensation including contingent compensation associated with a prior acquisition and U.S. taxes on Canadian income, as well as state income taxes.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rates for the three months ended September 30, 2023, was primarily due to state income taxes, Canadian taxes and other permanent difference items.

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the nine months ended September 30, 2024, was primarily due to permanent difference items, largely related to deductibility limits of certain compensation including contingent compensation associated with a prior acquisition and U.S. taxes on Canadian income, as well as state income taxes, partially offset by a favorable impact from stock compensation excess tax benefits.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the nine months ended September 30, 2023, was primarily due to state income taxes, Canadian taxes and other permanent difference items partially offset by a favorable impact from stock compensation excess tax benefits.
The Company has recorded a liability for unrecognized tax benefits of approximately $0.4 million and $0.5 million as of September 30, 2024 and December 31, 2023, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.
The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three and nine months ended September 30, 2024 and 2023.
The Company is subject to taxation in various jurisdictions. The Company’s 2020 through 2022 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2019 through 2022.
8. Commitments and Contingencies
Purchase Commitments
As of September 30, 2024, the Company had approximately $5.5 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur in 2024 and 2025.
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
Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of September 30, 2024, an aggregate of approximately $2.83 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $741.6 million as of September 30, 2024.
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
During the nine months ended September 30, 2024, the Company granted time-vested stock awards covering 40,723 shares of common stock under the LTIP, which vest ratably over three years for employee awards and after one year for non-employee director awards, at a weighted average grant date fair value of $171.55. During the nine months ended September 30, 2024, time-vested stock awards covering 42,554 shares of common stock vested at a weighted average grant date fair value of $99.52.
During the nine months ended September 30, 2024, the Company granted 29,566 performance share awards under the LTIP at target, which will cliff vest, if earned, on December 31, 2026, at a weighted average grant date fair value of $197.89. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares granted, based upon the Company’s performance compared to certain financial and other metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to targets, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards granted cliff vest following the performance period if the stated performance targets and minimum service requirements are attained and are paid in shares of the Company’s common stock.

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
The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Contract revenues:
T&D	$481,876	$548,595	$1,430,480	$1,497,655
C&I	406,167	390,881	1,102,015	1,142,053
	$888,043	$939,476	$2,532,495	$2,639,708
Income from operations:
T&D	$17,568	$36,262	$39,104	$106,817
C&I	20,309	13,932	33,340	37,182
General Corporate	(17,516)	(18,167)	(48,519)	(52,108)
	$20,361	$32,027	$23,925	$91,891

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
Net income and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income	$10,649	$21,512	$14,311	$66,948

Denominator:
Weighted average common shares outstanding	16,283	16,710	16,582	16,678
Weighted average dilutive securities	41	119	65	143
Weighted average common shares outstanding, diluted	16,324	16,829	16,647	16,821

Income per common share:
Basic	$0.65	$1.29	$0.86	$4.01
Diluted	$0.65	$1.28	$0.86	$3.98
For the three and nine months ended September 30, 2024 and 2023, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would have been anti-dilutive.
The following table summarizes the shares of common stock underlying the Company’s unvested time-vested stock awards and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Time-vested stock awards	36	—	36	—
Performance awards	30	—	30	14
Share Repurchases
During the nine months ended September 30, 2024 the Company repurchased 36,397 shares of stock, for approximately $5.9 million, from its employees to satisfy tax obligations on shares vested under the LTIP. During the nine months ended September 30, 2023 the Company repurchased 76,150 shares of stock, for approximately $7.9 million, from its employees to satisfy tax obligations on shares vested under the LTIP.
On May 6, 2024, the Company announced that its Board of Directors had authorized a new $75.0 million share repurchase program (the "Repurchase Program"), which became effective on May 9, 2024. The Repurchase Program will expire on November 8, 2024, or when the authorized funds are exhausted, whichever is earlier. The Company’s prior $75.0 million repurchase program commenced on November 9, 2023 and expired on May 8, 2024. During the nine months ended September 30, 2024, the Company repurchased 643,549 shares of its common stock under the Repurchase Program at a weighted-average price of $116.54 per share. As of September 30, 2024, the Company had exhausted substantially all of the funds available to repurchase shares of the Company’s common stock under the Repurchase Program.

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
We had consolidated revenues for the nine months ended September 30, 2024 of $2.53 billion, of which 56.5% was attributable to our T&D customers and 43.5% was attributable to our C&I customers. Our consolidated revenues for the nine months ended September 30, 2023 were $2.64 billion. For the nine months ended September 30, 2024, our net income and EBITDA(1) were $14.3 million and $72.3 million, respectively, compared to $66.9 million and $135.4 million, respectively, for the nine months ended September 30, 2023.
We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion, connect to new clean energy sources and support future load growth. Consequently, we believe that we will continue to see continued bidding activity on large transmission projects going forward. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in the remainder of 2024 will not likely begin until 2025. Bidding and construction activity for small to medium-size transmission projects and upgrades remain active, and we expect this trend to continue.
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
We continue to implement strategies that are designed to further expand our capabilities and effectively allocate capital. We have maintained a strong balance sheet, while also supporting our organic growth with capital expenditures and working capital and repurchasing our shares. During the nine months ended September 30, 2024, the Company repurchased 643,549 shares of its common stock under our repurchase program at a weighted-average price of $116.54 per share, exhausting substantially all of the authorized funds under our share repurchase program. We believe the borrowing availability under our $490 million revolving credit facility and future cash flow from operations will enable us to support the organic growth of our business, pursue acquisitions and opportunistically repurchase shares.
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
Our backlog was $2.60 billion at September 30, 2024, compared to $2.51 billion at December 31, 2023 and $2.62 billion at September 30, 2023. Our backlog at September 30, 2024 increased $54.4 million from June 30, 2024. Backlog in the T&D segment decreased $32.0 million and C&I backlog increased $86.3 million compared to June 30, 2024. Our backlog as of September 30, 2024 included our proportionate share of joint venture backlog totaling $186.2 million, compared to $188.7 million at June 30, 2024.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months:

	Backlog at September 30, 2024
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months	Total backlog at December 31, 2023
T&D	$798,741	$792,890	$5,851	$959,553
C&I	1,799,452	1,286,262	513,190	1,552,846
Total	$2,598,193	$2,079,152	$519,041	$2,512,399

Consolidated Results of Operations
The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$888,043	100.0%	$939,476	100.0%	$2,532,495	100.0%	$2,639,708	100.0%
Contract costs	810,755	91.3	847,093	90.2	2,328,121	91.9	2,372,806	89.9
Gross profit	77,288	8.7	92,383	9.8	204,374	8.1	266,902	10.1
Selling, general and administrative expenses	57,456	6.5	59,879	6.4	181,528	7.2	174,618	6.6
Amortization of intangible assets	1,221	0.1	1,231	0.1	3,666	0.1	3,686	0.1
Gain on sale of property and equipment	(1,750)	(0.2)	(754)	(0.1)	(4,745)	(0.2)	(3,293)	(0.1)
Income from operations	20,361	2.3	32,027	3.4	23,925	1.0	91,891	3.5
Other income (expense):
Interest income	73	—	226	—	296	—	740	—
Interest expense	(2,016)	(0.2)	(1,319)	(0.1)	(4,311)	(0.2)	(3,059)	(0.1)
Other income (expense), net	112	—	(91)	—	(421)	—	(61)	—
Income before provision for income taxes	18,530	2.1	30,843	3.3	19,489	0.8	89,511	3.4
Income tax expense	7,881	0.9	9,331	1.0	5,178	0.2	22,563	0.9
Net income	$10,649	1.2%	$21,512	2.3%	$14,311	0.6%	$66,948	2.5%
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Revenues. Revenues decreased $51.5 million or 5.5%, to $888.0 million for the three months ended September 30, 2024 from $939.5 million for the three months ended September 30, 2023. The decrease was primarily due to a decrease of $81.0 million in revenue on transmission projects, offset by an increase of $15.3 million in C&I revenue, and an increase of $14.3 million in revenue on distribution projects.
Gross margin. Gross margin for the three months ended September 30, 2024 decreased to 8.7% compared to 9.8% for the three months ended September 30, 2023. The decrease in gross margin was primarily impacted by significant changes in our estimated gross profit on certain projects resulting in a net gross margin decrease of 3.9% for the three months ended September 30, 2024, compared to a net decrease of 1.3% for the three months ended September 30, 2023. During the three months ended September 30, 2024, significant estimate changes negatively impacted gross margin by 4.7%, primarily related to clean energy projects in T&D, the unfavorable impact of a C&I project, as well as an increase in costs associated with unfavorable job closeouts, and labor and project inefficiencies. In addition, significant estimate changes in gross profit positively impacted gross margin by 0.8% and largely related to better-than-anticipated productivity and a favorable change order.

Gross profit. Gross profit was $77.3 million for the three months ended September 30, 2024 compared to $92.4 million for the three months ended September 30, 2023. The decrease of $15.1 million, or 16.3%, was due to lower margin and lower revenues.
Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) were $57.5 million for the three months ended September 30, 2024 compared to $59.9 million for the three months ended September 30, 2023. The period-over-period decrease of $2.4 million was primarily due to a decrease in employee incentive compensation costs and a decrease of $1.1 million of contingent compensation expense related to a prior acquisition, partially offset by an increase in employee-related expenses to support future growth.
Gain on sale of property and equipment. Gains from the sale of property and equipment for the three months ended September 30, 2024 were $1.8 million compared to $0.8 million for the three months ended September 30, 2023. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Interest expense. Interest expense was $2.0 million for three months ended September 30, 2024 compared to $1.3 million for the three months ended September 30, 2023. This increase was attributable to higher average outstanding debt balances during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Income tax expense. Income tax expense was $7.9 million for the three months ended September 30, 2024, with an effective tax rate of 42.5%, compared to the expense of $9.3 million for the three months ended September 30, 2023, with an effective tax rate of 30.3%. The increase in the tax rate for the three months ended September 30, 2024 was primarily due to higher permanent difference items mostly related to deductibility limits of contingent compensation, associated with a prior acquisition, which was successfully achieved during the third quarter of 2024, as well as higher U.S. taxes on Canadian income.
Net income. Net income was $10.6 million for the three months ended September 30, 2024 compared to net income of $21.5 million for the three months ended September 30, 2023. The decrease was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended September 30,
	2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$481,876	54.3%	$548,595	58.4%
Commercial & Industrial	406,167	45.7	390,881	41.6
Total	$888,043	100.0%	$939,476	100.0%
Operating income:
Transmission & Distribution	$17,568	3.6%	$36,262	6.6%
Commercial & Industrial	20,309	5.0	13,932	3.6
Total	37,877	4.3	50,194	5.3
General Corporate	(17,516)	(2.0)	(18,167)	(1.9)
Consolidated	$20,361	2.3%	$32,027	3.4%
Transmission & Distribution
Revenues for our T&D segment for the three months ended September 30, 2024 were $481.9 million compared to $548.6 million for the three months ended September 30, 2023, a decrease of $66.7 million, or 12.2%. The decrease in revenue was related to a decrease of $81.0 million in revenue on transmission projects offset by an increase of $14.3 million in revenue on distribution projects. Revenues from transmission projects represented 57.4% and 65.2% of T&D segment revenue for the three months ended September 30, 2024 and 2023, respectively.

Operating income for our T&D segment for the three months ended September 30, 2024 was $17.6 million, a decrease of $18.7 million, or 51.6%, from the three months ended September 30, 2023. As a percentage of revenues, operating income for our T&D segment was 3.6% for the three months ended September 30, 2024 compared to operating income of 6.6% for the three months ended September 30, 2023. Operating income margin was impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 5.0% for the three months ended September 30, 2024, compared to a net decrease of 1.9% for the three months ended September 30, 2023. During the three months ended September 30, 2024, significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 5.8% with 5.5% of the impact related to losses on certain clean energy projects. Losses on these projects were primarily related to unfavorable weather conditions, labor and project inefficiencies, higher labor and contract related costs and contractual disputes. In addition, schedule extensions caused by owner-furnished panel delays led to increased costs on two clean energy projects. Many of these projects have reached mechanical completion and the remaining projects are anticipated to reach mechanical completion in the fourth quarter of 2024. Significant estimated gross profit changes were also negatively impacted by an unfavorable job closeout. These decreases were partially offset by positive significant estimated gross profit changes totaling 0.8% and largely related to better-than-anticipated productivity. Additionally, T&D operating income margin was negatively impacted by a decrease in work in progress.
Commercial & Industrial
Revenues for our C&I segment for the three months ended September 30, 2024 were $406.2 million compared to $390.9 million for the three months ended September 30, 2023, an increase of $15.3 million, or 3.9%. The increase in revenue was related to an increase of $11.6 million in revenue on fixed priced contracts, an increase of $6.8 million on T&E contracts, offset by a decrease of $3.1 million in revenues on unit price work.
Operating income for our C&I segment for the three months ended September 30, 2024 was $20.3 million, an increase of $6.4 million, over the three months ended September 30, 2023. As a percentage of revenues, operating income for our C&I segment was 5.0% for the three months ended September 30, 2024 compared to 3.6% for the three months ended September 30, 2023. Operating income margin was positively impacted during the three months ended September 30, 2024, by the continued benefit of higher margins on certain projects nearing completion, due to better-than-anticipated productivity and previous favorable change orders. Operating income margin was also impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 2.6% for the three months ended September 30, 2024, compared to a net decrease of 0.3% for the three months ended September 30, 2023. Significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 3.5%, with 2.9% of the impact from a single project that is anticipated to reach substantial completion during the fourth quarter of 2024. The loss from this project was primarily due to scope additions, increased labor costs related to schedule compression and lower productivity due to access and workflow issues. Significant estimated gross profit changes were also negatively impacted by an unfavorable job closeout and labor and project inefficiencies. These decreases were partially offset by positive significant estimated gross profit changes totaling 0.9% and largely related to better-than-anticipated productivity and favorable change orders.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Revenues. Revenues decreased $107.2 million or 4.1%, to $2.53 billion for the nine months ended September 30, 2024 from $2.64 billion for the nine months ended September 30, 2023. The decrease was primarily due to a decrease of $105.0 million in revenue on transmission projects and a decrease of $40.1 million in C&I revenue, partially offset by an increase of $37.8 million in revenue on distribution projects.
Gross margin. Gross margin for the nine months ended September 30, 2024 decreased to 8.1% compared to 10.1% for the nine months ended September 30, 2023. The decrease in gross margin was primarily impacted by significant changes in our estimated gross profit on certain projects resulting in a net gross margin decrease of 4.4% for the nine months ended September 30, 2024, compared to a net decrease of 1.2% for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, significant estimate changes negatively impacted gross margin by 5.7%, primarily related to clean energy projects in T&D, the unfavorable impact of a C&I project, labor and project inefficiencies, an increase in costs associated with schedule compression on certain projects, an unfavorable change order and an unfavorable job closeout. In addition, significant estimate changes in gross profit positively impacted gross margin by 1.3% and mainly related to better-than-anticipated productivity, favorable change orders and favorable job closeouts. Gross margin also benefited by approximately 0.2% from favorable joint venture results during the nine months ended September 30, 2024.

Gross profit. Gross profit was $204.4 million for the nine months ended September 30, 2024 compared to $266.9 million for the nine months ended September 30, 2023. The decrease of $62.5 million, or 23.4% was due to lower margin and lower revenues.
Selling, general and administrative expenses. SG&A was $181.5 million for the nine months ended September 30, 2024 compared to $174.6 million for the nine months ended September 30, 2023. The period-over-period increase of $6.9 million was primarily due to an increase of $4.2 million of contingent compensation expense related to a prior acquisition and an increase in employee-related expenses to support future growth, partially offset by a decrease in employee incentive compensation costs.
Gain on sale of property and equipment. Gains from the sale of property and equipment for the nine months ended September 30, 2024 were $4.7 million compared to $3.3 million for the nine months ended September 30, 2023. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Interest expense. Interest expense was $4.3 million for the nine months ended September 30, 2024 compared to $3.1 million for the nine months ended September 30, 2023. This increase was primarily attributable to higher average debt balances during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Income tax expense. Income tax expense was $5.2 million for the nine months ended September 30, 2024, with an effective tax rate of 26.6%, compared to the expense of $22.6 million for the nine months ended September 30, 2023, with an effective tax rate of 25.2%. The change in the tax rate for the nine months ended September 30, 2024 was primarily due to lower pretax income and higher other permanent difference items, offset by lower stock compensation excess tax benefits. The increase in permanent difference items primarily related to deductibility limits of contingent compensation, associated with a prior acquisition, as well as higher U.S. taxes on Canadian income.
Net income. Net income was $14.3 million for the nine months ended September 30, 2024 compared to $66.9 million for the nine months ended September 30, 2023. The decrease was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Nine months ended September 30,
	2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$1,430,480	56.5%	$1,497,655	56.7%
Commercial & Industrial	1,102,015	43.5	1,142,053	43.3
Total	$2,532,495	100.0%	$2,639,708	100.0%
Operating income:
Transmission & Distribution	$39,104	2.7%	$106,817	7.1%
Commercial & Industrial	33,340	3.0	37,182	3.3
Total	72,444	2.9	143,999	5.5
General Corporate	(48,519)	(1.9)	(52,108)	(2.0)
Consolidated	$23,925	1.0%	$91,891	3.5%
Transmission & Distribution
Revenues for our T&D segment for the nine months ended September 30, 2024 were $1.43 billion compared to $1.50 billion for the nine months ended September 30, 2023, a decrease of $67.2 million. The decrease in revenue was related to a decrease of $105.0 million in revenue on transmission projects, offset by an increase of $37.8 million in revenue on distribution projects. Revenues from transmission projects represented 61.0% and 65.3% of T&D segment revenue for the nine months ended September 30, 2024 and 2023, respectively.

Operating income for our T&D segment for the nine months ended September 30, 2024 was $39.1 million, a decrease of $67.7 million, or 63.4%, from the nine months ended September 30, 2023. As a percentage of revenues, operating income for our T&D segment was 2.7% for the nine months ended September 30, 2024 compared to 7.1% for the nine months ended September 30, 2023. Operating income margin was impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 6.0% for the nine months ended September 30, 2024, compared to a net decrease of 1.1% for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 6.3% with 6.1% of the impact related to losses on certain clean energy projects. Losses on these projects were primarily related to contractual disputes, labor and project inefficiencies, higher labor and contract related costs and unfavorable weather conditions. In addition, schedule extensions caused by owner-furnished panel delays led to increased costs on two clean energy projects. Many of these projects have reached mechanical completion and the remaining projects are anticipated to reach mechanical completion in the fourth quarter of 2024. Significant estimated gross profit changes were also negatively impacted by an unfavorable job closeout and labor and project inefficiencies. These decreases were partially offset by positive significant estimated gross profit changes totaling 0.3% of revenues mostly related to better-than-anticipated productivity. Additionally, T&D operating income margin was negatively impacted by higher fleet depreciation and maintenance expenses.
Commercial & Industrial
Revenues for our C&I segment for the nine months ended September 30, 2024 were $1.10 billion compared to $1.14 billion for the nine months ended September 30, 2023, a decrease of $40.1 million, or 3.5%, which was primarily due to the delayed start of certain projects in 2024. The decrease in revenue was related to a decrease of $36.0 million in revenue on fixed priced contracts and a decrease of $9.1 million in revenues on unit price work, offset by an increase of $5.0 million on T&E contracts.
Operating income for our C&I segment for the nine months ended September 30, 2024 was $33.3 million, a decrease of $3.9 million, over the nine months ended September 30, 2023. As a percentage of revenues, operating income for our C&I segment was 3.0% for the nine months ended September 30, 2024, compared to 3.3% for the nine months ended September 30, 2023. Operating income margin was impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 2.4% for the nine months ended September 30, 2024, compared to a net decrease of 1.4% for the nine months ended September 30, 2023. Significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 5.1% with 2.3% of the impact from a single project that is anticipated to reach substantial completion during the fourth quarter of 2024. The loss from this project was primarily due to scope additions, increased labor costs related to schedule compression and lower productivity due to access and workflow issues. Significant estimated gross profit changes were also negatively impacted by an increase in costs associated with labor and project inefficiencies, schedule compression on certain projects and an unfavorable change order. These decreases were partially offset by positive significant estimated gross profit changes totaling 2.7% and largely related to better-than-anticipated productivity, some of which related to clean energy projects, favorable change orders and favorable job closeouts. Additionally, C&I operating income margin was positively impacted by approximately 0.5% due to favorable joint venture results. This increase was partially offset by higher contingent compensation expense related to a prior acquisition, a decrease in work in progress and higher fleet depreciation and maintenance expenses.
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
The following table provides a reconciliation of net income to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$10,649	$21,512	$14,311	$66,948
Add:
Interest expense, net	1,943	1,093	4,015	2,319
Income tax expense	7,881	9,331	5,178	22,563
Depreciation & amortization	16,693	15,039	48,797	43,534
EBITDA	$37,166	$46,975	$72,301	$135,364
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

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Provided by Operating Activities:
Net cash flows provided by operating activities	$35,625	$12,548	$65,996	$28,392
Add/(subtract):
Changes in operating assets and liabilities	(8,449)	26,292	(535)	85,923
Adjustments to reconcile net income to net cash flows provided by operating activities	(16,527)	(17,328)	(51,150)	(47,367)
Depreciation & amortization	16,693	15,039	48,797	43,534
Income tax expense	7,881	9,331	5,178	22,563
Interest expense, net	1,943	1,093	4,015	2,319
EBITDA	$37,166	$46,975	$72,301	$135,364

Liquidity, Capital Resources and Material Cash Requirements
As of September 30, 2024, we had working capital of $269.2 million. We define working capital as current assets less current liabilities. During the nine months ended September 30, 2024, operating activities of our business provided net cash of $66.0 million, compared to $28.4 million of cash provided for the nine months ended September 30, 2023. Cash flow from operations is primarily influenced by operating margins, timing of contract performance and the type of services we provide to our customers. The $37.6 million year-over-year increase in cash provided by operating activities was primarily due to favorable net changes in operating assets and liabilities of $86.5 million, offset by a decrease of $52.6 million in net income. The favorable change in operating assets and liabilities was primarily due to the net favorable year-over-year changes in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $79.6 million and the favorable change of $9.4 million in other liabilities. The net favorable changes of $79.6 million in cash provided by working capital accounts, mainly related to construction activities, was due to the timing of billings and payments under our contracts. The favorable change of $9.4 million in other liabilities was primarily due to the timing of employee related wage and tax payments.
In the nine months ended September 30, 2024, we used net cash of $56.8 million in investing activities consisting of $63.6 million for capital expenditures, partially offset by $6.8 million of proceeds from the sale of equipment.
In the nine months ended September 30, 2024, financing activities used net cash of $26.0 million, consisting primarily of $75.0 million of share repurchases under our share repurchase program, $7.0 million of payments under our equipment notes and $5.9 million of shares repurchased to satisfy tax obligations under our stock compensation programs, partially offset by $64.0 million of net borrowings under our revolving line of credit.
We believe our $375.5 million borrowing availability under our revolving line of credit as of September 30, 2024, future cash flow from operations and our ability to utilize short-term and long-term leases will provide sufficient liquidity for our short-term and long-term needs. Our primary short-term liquidity needs include cash for operations, debt service requirements, capital expenditures, and acquisition and joint venture opportunities. We believe we have adequate sources of liquidity to meet our long-term liquidity needs and foreseeable material cash requirements, including those associated with funding future acquisition opportunities. We continue to invest in developing key management and craft personnel in both our T&D and C&I segments and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of September 30, 2024.
We had $77.2 million and $13.2 million of borrowings outstanding under the Facility as of September 30, 2024 and December 31, 2023, respectively.
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
As of September 30, 2024, we had $37.3 million in letters of credit outstanding under our Credit Agreement, including $32.6 million related to the Company's payment obligation under its insurance programs and $4.7 million related to contract performance obligations. As of December 31, 2023, we had $34.4 million in letters of credit outstanding under our Credit Agreement, including $27.1 million related to the Company's payment obligations under its insurance programs and $7.3 million related to contract performance obligations.

Equipment Notes
We have entered into multiple Master Loan Agreements with multiple finance companies. The Master Loan Agreements may be used for financing of equipment between us and the lenders pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.
As of September 30, 2024, we had one outstanding Equipment Note collateralized by equipment and vehicles owned by us. As of December 31, 2023, we had two outstanding Equipment Notes collateralized by equipment and vehicles owned by us. As of September 30, 2024 and December 31, 2023, we also had one other equipment note outstanding collateralized by a vehicle owned by us. The outstanding balance of all equipment notes was $16.0 million as of September 30, 2024 and $23.0 million as of December 31, 2023. As of September 30, 2024, we had outstanding short-term and long-term equipment notes of approximately $4.4 million and $11.6 million, respectively. As of December 31, 2023, we had outstanding short-term and long-term equipment notes of approximately $7.1 million and $16.0 million, respectively.
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
The outstanding balance of operating lease obligations was $40.6 million as of September 30, 2024, consisting of short-term and long-term operating lease obligations of approximately $11.1 million and $29.5 million, respectively. The outstanding balance of operating lease obligations was $35.0 million as of December 31, 2023, consisting of short-term and long-term operating lease obligations of approximately $9.2 million and $25.8 million, respectively.
The outstanding balance of finance lease obligations was $3.5 million as of September 30, 2024, consisting of short-term and long-term finance lease obligations of approximately $1.2 million and $2.3 million, respectively. As of December 31, 2023 we had $2.3 million outstanding finance lease obligations, consisting of short-term and long-term finance lease obligations of approximately $2.0 million and $0.3 million, respectively.
Purchase Commitments for Construction Equipment
As of September 30, 2024, we had approximately $5.5 million in outstanding purchase obligations for certain construction equipment to be paid with cash outlays scheduled to occur in 2024 and 2025.
Performance and Payment Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse our sureties for any expenses or outlays they incur. Under our continuing indemnity and security agreements with the issuers of the bonds, we may be required to grant them a security interest relating to a particular project. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of September 30, 2024, an aggregate of approximately $2.83 billion in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $741.6 million as of September 30, 2024.
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

Concentration of Credit Risk
We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2024 and 2023, none of our customers individually exceeded 10% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
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
As of September 30, 2024, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the nine months ended September 30, 2024 and 2023, including instruments for trading, hedging, or speculating on changes in interest rates, changes in foreign currency rates or changes in commodity prices of materials used in our business.
Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, Term CORRA, and Term SOFR Reference Rate. If the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, Term CORRA, or Term SOFR Reference Rate rises, any interest payment obligations would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of September 30, 2024, we had $77.2 million of borrowings outstanding under the Facility. If market rates of interest on all our revolving debt as of September 30, 2024, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.8 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of September 30, 2024, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by approximately $0.8 million annually. Borrowings under our equipment notes are at fixed rates established on the date the respective equipment note was executed.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2024 - July 31, 2024	162,255	$134.93	162,255	$36,847,227
August 1, 2024 - August 31, 2024	363,872	$101.26	363,872	$94
September 1, 2024 - September 30, 2024	—	$—	—	$94
Total	526,127	$111.65	526,127
(1) On November 1, 2023, the Company announced that its Board of Directors had authorized a $75.0 million share repurchase program, which became effective on November 9, 2023 and expired on May 8, 2024 (the “Prior Repurchase Program”). As of the expiration date, the Company had $72.5 million of remaining availability to repurchase shares of the Company’s common stock under the Prior Repurchase Program. On May 6, 2024, the Company announced that its Board of Directors had authorized a new $75.0 million share repurchase program (the "Repurchase Program"), which replaced the Prior Repurchase Program and became effective on May 9, 2024. The Repurchase Program will expire on November 8, 2024, or when the authorized funds are exhausted, whichever is earlier. As of September 30, 2024, the Company had exhausted substantially all of the funds available to repurchase shares of the Company’s common stock under the Repurchase Program.
ITEM 5. OTHER INFORMATION
None of the Company’s directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2024.

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

MYR GROUP INC. (Registrant)

October 30, 2024	/s/ KELLY M. HUNTINGTON
Kelly M. Huntington Senior Vice President and Chief Financial Officer