Form 10-K
period 2024-12-31
MYR GROUP INC.
filed 2025-02-26
CIK 700923

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
For the fiscal year ended December 31, 2024

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
(Nasdaq Global Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☒
As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the outstanding common equity held by non-affiliates of the registrant was approximately $1.88 billion, based upon the closing sale price of the common stock on such date as reported by the Nasdaq Global Market (for purposes of calculating this amount, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the registrant have been deemed affiliates).
As of February 21, 2025 there were 16,138,503 shares of the registrant’s $0.01 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with its 2025 annual meeting of shareholders expected to be held on April 24, 2025, are incorporated into Part III hereof.

MYR GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024
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
For the years ended December 31, 2024, 2023 and 2022, our top 10 customers accounted for 37.8%, 37.9%, and 35.4%, of our revenues, respectively. For the years ended December 31, 2024, 2023 and 2022, no single customer accounted for more than 10.0% of annual revenues.
For the years ended December 31, 2024, 2023 and 2022, revenues derived from T&D customers accounted for 55.9%, 57.3% and 58.0% of our total revenues, respectively, and revenues derived from C&I customers accounted for 44.1%, 42.7% and 42.0% of our total revenues, respectively.
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
Fixed-price and unit-price contracts typically have higher potential margins; however, they hold a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have less margin upside, but generally have a lower risk of cost overruns. Work in our T&D segment is generally completed under fixed-price, time-and-materials, time-and-equipment, unit-price and cost-plus agreements. Work in our C&I segment is typically performed under fixed-price, time-and-materials, time-and-equipment, cost-plus, and unit-price agreements. Fixed-price contracts accounted for 60.3% of total revenue for the year ended December 31, 2024, including 43.9% of our total revenue for our T&D segment and 81.2% of our total revenue for our C&I segment.
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
There are a number of barriers to entry into the T&D markets, including the cost of equipment and tooling necessary to perform T&D work, availability of qualified labor, scope of typical T&D projects and technical, managerial and supervisory skills necessary to complete the job. Larger T&D projects generally require specialized heavy duty equipment as well as strong financial resources to meet the cash flow, bonding or letter of credit requirements of these projects. These factors sometimes reduce the number of potential competitors on these projects. The number of firms that generally compete for any one significant T&D infrastructure project varies greatly depending on a number of factors, including the size of the project, its location and the bidder qualification requirements imposed upon contractors by the customer. Additionally, our ability to compete in our T&D markets is aided by our capacity to scale and flex for our customer's need. Some of our competitors restrict their operations to one geographic area while others operate nationally and internationally.
We believe that we have a favorable competitive position in the T&D markets that we serve, due in part to our operating history, our financial strength, our reputation and our relationships with our customers.
C&I Competition
Our C&I segment predominately competes with a number of companies in the local markets where we operate, ranging from small local independent companies, to medium size regional firms, to large national competitors. The size, location and technical requirements of the project will impact which competitors we will encounter when bidding on any particular project.
A major competitive factor in our C&I segment is the individual relationships that we have developed with general contractors who typically manage the bid process, along with the willingness to be an exclusive partner with the general contractor on pursuits requiring the complete finance, design and construction services for the project. Additionally, the equipment requirements for C&I work are generally not as significant as that of T&D construction. Since C&I construction typically involves the purchase of materials, the financial resources to procure the required materials and equipment of a particular project may impact the competition that we encounter. We differentiate ourselves from our competitors by bidding for larger and more technically complex projects, which we believe many of our smaller competitors may not be capable of executing effectively. We believe that we have a favorable competitive position in the C&I markets that we serve, due in part to our operating history, local market share, our reputation, our relationships with our customers and our financial strengths.
Project Bonding Requirements and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We are required to reimburse the surety for its expenses incurred in performing its obligations under the bond. We believe that the strength of our balance sheet, as well as our strong and long-standing relationship with our sureties, enhances our ability to obtain adequate financing and bonds. These bonds are typically issued at the face value of the contract awarded. As of December 31, 2024, we had approximately $416.3 million in original face amount of bonds outstanding for projects in our T&D segment and approximately $1.86 billion for projects in our C&I segment. Our estimated remaining cost to complete these bonded projects for both segments was approximately $662.6 million as of December 31, 2024. As of December 31, 2023, we had approximately $683.4 million in original face amount of bonds outstanding for projects in our T&D segment and approximately $1.76 billion for projects in our C&I segment. The ability to post bonds provides us with a competitive advantage over smaller or less financially secure competitors.
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

	Backlog at December 31, 2024
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months	Total backlog at December 31, 2023
T&D	$818,185	$806,239	$11,946	$959,553
C&I	1,758,233	1,274,084	484,149	1,552,846
Total	$2,576,418	$2,080,323	$496,095	$2,512,399
Changes in backlog from period to period are primarily the result of fluctuations in the timing of awards and revenue recognition of contracts. Our backlog as of December 31, 2024 and 2023 included our proportionate share of unconsolidated joint venture backlog totaling $172.3 million and $18.9 million, respectively.

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
Additionally, there are significant existing and proposed environmental regulations in the jurisdictions where we do business that are designed to encourage the use of clean energy technologies and regulate emissions of greenhouse gases to address climate change. We regularly monitor the various proposals and changes to laws in this regard. Although the impact of climate change regulations on our business will ultimately depend on the specifics of governmental policies, legislation, and regulation, we believe that we are well-positioned to adapt our business to meet new regulations. Furthermore, we perform a significant amount of services for customers that operate electrical power infrastructure assets in locations and climates that are more susceptible to wildfires or other natural disasters. See “Item 1A. Risk Factors — Our failure to comply with environmental and other laws and regulations could result in significant liabilities” and “Item 1A. Risk Factors — We are subject to risks associated with climate change including financial risks and physical risks such as an increase in extreme weather events (such as floods, wildfires or hurricanes), rising sea levels and limitations on water availability and quality."
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
Human Capital Resources
We believe that our people are our greatest assets and the success and growth of our business depend in large part on our ability to attract, develop and retain a diverse population of talented, qualified and highly skilled employees at all levels of our organization, including the individuals who comprise our workforce as well as our executive officers and other key personnel. We have developed key recruitment and retention strategies, objectives and measures that serve as the framework for our human capital management approach and guide the overall management of our business. These strategies, objectives and measures are advanced through a number of programs, policies and initiatives, including those related to: health and safety; inclusion; employee recruitment, training and development; and compensation and benefits programs.

We seek to attract and retain highly qualified craft employees by providing a superior work environment through our emphasis on safety, competitive compensation, and our high-quality fleet of equipment. The number of individuals we employ varies significantly throughout the year, including the number of craft employees fluctuates depending on the number and size of projects at any particular time. As of December 31, 2024, we had approximately 8,500 employees, consisting of approximately 6,800 craft employees, with the remaining 1,700 employees mainly consisting of district managers, project managers, superintendents, estimators, office managers, administrative staff, clerical personnel and executive officers. Approximately 87% of our craft employees are members of unions, with the majority being members of the International Brotherhood of Electrical Workers (“IBEW”), who are represented by many local unions under agreements with generally uniform terms and varying expiration dates. We generally are not direct parties to such local agreements, but instead these agreements are entered into by and between the IBEW local unions and the National Electrical Contractors Association (“NECA”), of which the majority of our subsidiaries are members. On occasion, we also employ individuals who are members of other trade unions pursuant to multi-employer, multi-union project agreements.
Information about our Executive Officers

Name	Age on February 26, 2025	Position
Richard S. Swartz	61	President and Chief Executive Officer
Kelly M. Huntington	49	Senior Vice President and Chief Financial Officer
Brian K. Stern	55	Senior Vice President, Chief Operating Officer T&D
Don A. Egan	54	Senior Vice President, Chief Operating Officer C&I
William F. Fry	50	Senior Vice President, Chief Legal Officer and Secretary
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
Kelly M. Huntington joined us as senior vice president in January 2023 and became chief financial officer in February 2023. Prior to joining us, Ms. Huntington served as senior vice president & chief financial officer of USIC, LLC; an underground utility location and damage prevention company from 2019 to 2022. Ms. Huntington served as senior vice president, Enterprise Strategy for OneAmerica Financial Partners, Inc. a financial services company from 2015 to 2019. Prior to OneAmerica Financial Partners, Ms. Huntington worked for Indianapolis Power & Light Company, an electrical utility and subsidiary of The AES Corporation, serving as president and chief executive officers from 2013 to 2015, as senior vice president and chief financial officer from 2011 to 2013 and in various other leadership positions from 2003 to 2011. Ms. Huntington also currently serves on the board of directors of Capital Power Corporation.
Brian K. Stern was appointed senior vice president and chief operating officer of our T&D segment in March 2024. Prior to his current role, he served as group vice president and a member of the company’s executive leadership team since 2017. Mr. Stern has held a number of additional positions at the Company from 2010 to 2017, including regional vice president and district manager. Prior to joining us, Mr. Stern served as director of financial analysis at a leading T&D competitor from 2006 to 2010. Mr. Stern served as our market analyst from 2001 to 2006.
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
William F. Fry joined us as vice president, chief legal officer and secretary in January 2019 and became senior vice president, chief legal officer and secretary in March 2024. Prior to joining us, Mr. Fry served as vice president - legal for Team Inc., a specialty industrial service, engineering and manufacturing company, from 2016 to 2018. Mr. Fry was general counsel, secretary, vice president & chief compliance officer of Furmanite Corporation, a provider of specialized technical services and product solutions, from 2012 to 2016, before its merger with Team Inc. Prior to joining Furmanite Corporation, Mr. Fry worked for American Tank & Vessel, Inc., a specialty engineering and construction company, in various roles from 2006 to 2012, ultimately serving as their general counsel.

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
•payment risk associated with the financial condition of our customers or others;
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
•unfavorable changes in tax laws or tax rates;
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
Negative economic and market conditions including tariffs and inflation on materials, interest rates and recessionary conditions have in the past and may in the future adversely impact our customers’ spending and, as a result, our operations and growth.
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
Changes to U.S. policies related to global trade and tariffs, as well as retaliatory trade measures implemented by other countries, have resulted in uncertainty surrounding the future of the global economy. Increases in the cost of imported raw materials or finished goods as a result of tariffs or trade policies may impact customer spending, indirect inflationary impacts, and reductions in customer spending could lead to fewer project awards and more competition We cannot predict the outcome of these changing trade policies or other unanticipated political conditions, nor can we predict the timing or strength of any economic recovery or downturn worldwide or its impact on our customers’ markets.

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
Many projects involve challenging engineering, procurement and construction phases that may occur over several years. We have in the past and may in the future encounter difficulties that impact our ability to complete the project in accordance with the original delivery schedule. These difficulties have and may continue to be the result of delays in designs; engineering information or materials provided by the customer or a third party; delays or difficulties in equipment and material delivery; schedule changes; delays from our customer’s failure to timely obtain permits, rights-of-way or to meet other regulatory requirements; weather-related delays; delays caused by difficult worksite environments; delays caused by inefficiencies and not achieving expected labor performance and other factors, some of which are beyond our control. Any delay or failure by suppliers or by third-party contractors or subcontractors in the completion of their portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric transmission lines, clean energy projects, or other facilities. We may not be able to recover the costs we incur that are caused by delays. Certain contracts have guarantee provisions regarding project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations. Delays or cancellations may impact our reputation or relationships with customers and adversely affect our ability to secure new contracts. Larger projects present additional performance risks due to complexity of the work and duration of the project.
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
Our ability to maintain our productivity and our operating results may be limited by our ability to employ, train and retain qualified personnel necessary to operate efficiently and to support our growth strategy. We have from time to time experienced shortages of certain types of qualified personnel, such as linemen, field supervisors, project managers and engineers, in certain regions. In addition, our projects are sometimes located in remote areas, which can make recruitment and deployment of our personnel challenging. Delays in the completion of a project could impact the labor available for other projects, reducing our productivity and causing an increase in our labor costs. Additionally, during periods with large volumes of storm restoration services work, linemen are frequently recruited across geographic regions to satisfy demand. Many linemen are willing to travel to earn premium wages for such work, which from time to time makes it difficult for us to retain these workers for ongoing projects when storm conditions persist. The commencement of new, large-scale infrastructure projects or increased demand for infrastructure improvements, as well as the shrinking electric utility workforce, may reduce the pool of skilled workers available to us. Labor shortages could impair our ability to maintain our business or grow our revenues. If we are unable to hire personnel with the requisite skills, we may also be forced to incur significant training expenses.

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
Changes in tax laws or our interpretations of tax laws could materially impact our tax liabilities.
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
In addition, we currently collect and remit sales and use, value added and other transaction taxes in certain jurisdictions, based on our assessment of the amount of taxes owed by us in such jurisdictions. A successful assertion that we are required to pay additional taxes, the imposition of new laws or regulations or the interpretation of existing laws and regulations requiring the payment of additional taxes could materially impact our tax liabilities.
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
Our business involves professional judgments regarding the planning, design, development, construction, operations and management of electric power transmission, distribution, commercial and industrial construction. Because our projects are often technically complex, our failure to make judgments and recommendations in accordance with applicable professional standards, including engineering standards, could result in damages. A significantly adverse or catastrophic event at one of our project sites or completed projects resulting from the services we have performed could result in significant warranty, professional liability, or other claims against us as well as reputational harm, especially if public safety is impacted. These liabilities could exceed our insurance limits or could impact our ability to obtain insurance in the future. In addition, customers, subcontractors or suppliers who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured or underinsured claim could have an adverse impact on our business, financial condition, results of operations and cash flows.

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
Third Party Partner Risks
Our dependence on customers, suppliers, subcontractors and equipment manufacturers has in the past and may in the future expose us to the risk of loss in our operations.
On certain projects, we rely on suppliers to obtain the necessary materials and subcontractors to perform portions of our services. For some projects we act in a limited capacity or as a subcontractor and rely on our customers to oversee the overall management of a project. We also rely on equipment manufacturers to provide us with the equipment required to conduct our operations. Although we are not dependent on any single customer, supplier, subcontractor or equipment manufacturer, any substantial limitation on the availability of required customers, suppliers, subcontractors or equipment manufacturers could negatively impact our operations. The risk of a lack of available suppliers, subcontractors or equipment manufacturers may be heightened as a result of market, governmental and economic conditions. We have in the past and may in the future experience difficulties in acquiring equipment or materials due to supply chain interruptions, including as a result of natural disasters, weather, labor disputes, pandemic outbreak of disease, tariffs, fire or explosions and power outages. To the extent we cannot engage subcontractors or acquire equipment or materials, we could experience losses in the performance of our operations. Successful completion of our contracts may depend on whether our customers, subcontractors or other third parties, successfully fulfill their contractual obligations. If our customers, subcontractors or other third parties, fail to perform their contractual obligations as a result of financial or other difficulties, or if our customers, subcontractors or other third parties, fail to meet the expected completion dates or quality standards, we may be required to incur additional costs or provide additional services in order to make up such shortfall and we may suffer damage to our reputation.
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
Current and future legislative or regulatory actions may impact demand for our services, require utilities to meet reliability standards, and encourage installation of new electric transmission, distribution and clean energy generation facilities. However, it is unclear whether these initiatives will create sufficient incentives for projects or result in increased demand for our services.
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
•the failure of our customers, suppliers, subcontractors or other third parties to perform;
•difficulties in our customers obtaining required governmental permits or approvals;
•site conditions that differ from those assumed in the original bid;
•the availability and skill level of workers in the geographic location of the project;
•an increase in the cost of fuel or other resources;
•changes in, or our interpretations of, local laws and regulations;
•delays caused by local weather conditions, third parties or customers; and
•quality issues requiring rework.

An increase in the cost or availability for items such as materials, parts, commodities, equipment and tooling may also be impacted by trade regulations, tariffs, global relations, wars, taxes, transportation costs and inflation which could adversely affect our business.
For certain contracts, we are exposed to market risks that may cause increases in the cost, or the availability of, parts, commodities, equipment and tooling, utilized in our operations. We have in the past been, and may in the future be impacted by, delays and cost volatility of these items due to supply chain disruptions, inflationary pressures, tariffs and regulatory slowdowns. In addition, our customers’ capital budgets may be impacted by cost increases and reduced customer spending could lead to fewer project awards and more competition. These costs could be materially impacted by general market conditions and other factors, including U.S. trade relationships with other countries or the imposition of tariffs. We are also exposed to increases in energy prices, particularly as they relate to fuel prices for our fleet vehicles. While we believe we can increase our prices to adjust for cost increases, there can be no assurance that future cost increases would be recoverable. Additionally, some of our fixed price contracts do not allow us to adjust our prices and, as a result, increases in the cost of parts, commodities, equipment and tooling or fuel costs could reduce our profitability with respect to such projects and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
As of December 31, 2024, approximately 87% of our craft labor employees were covered by collective bargaining agreements. Although most of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages could adversely impact our relationships with our customers and could cause us to lose business, resulting in decreased revenues. From time to time, we have experienced attempts to unionize our nonunion businesses. Such efforts often delay work and present the risk of labor unrest. If nonunion employees were to unionize, we could experience higher ongoing labor costs.
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
See also “Item 1A. Risk Factors — Cybersecurity and Information Technology Risks.”
Item 2.    Properties
Our principal executive offices are located at 12121 Grant Street, Suite 610, Thornton, Colorado 80241, the lease term of which expires on November 30, 2029. In addition to our executive offices, certain legal, accounting and other personnel are located in this building. As of December 31, 2024, we owned 19 operating facilities and leased many other properties in various locations throughout our service territories. Most of our properties are used as operational offices or for fleet operations. We believe that our facilities are adequate for our current operating needs. We do not believe that any owned or leased facility is material to our operations and, if necessary, we could obtain replacement facilities for our leased facilities.
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
Holders of Record
As of February 21, 2025, we had 6 holders of record of our common stock. This number does not include shareholders whose shares are held in the names of banks, security brokers, dealers, and registered clearing agencies.
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
Purchases of Common Stock
We did not purchase any shares of common stock in October, November or December of 2024. On May 6, 2024, the Company announced that its Board of Directors had authorized a new $75.0 million share repurchase program (the "Repurchase Program"), which became effective on May 9, 2024. The Company exhausted substantially all of the funds available to repurchase shares of the Company’s common stock under the Repurchase Program. The Repurchase Program expired on November 8, 2024.
Performance Graph
The following Performance Graph and related information shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares, for the period from December 31, 2019 to December 31, 2024, the cumulative total shareholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index (the “S&P 500 Index”), the Russell 2000 Index, and a peer group index selected by our management that includes eleven publicly traded companies within our industry (the “Peer Group”). The comparison assumes that $100 was invested on December 31, 2019 and further assumes any dividends were reinvested quarterly. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.
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

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
MYR Group Inc.
S&P 500
Russell 2000
Peer Group

*$100 invested on 12/31/2019 in stock or including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved
Copyright© 2025 Russell Investment Group. All right reserved.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
MYR Group Inc.	100.00	184.41	339.21	282.51	443.79	456.49
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Russell 2000	100.00	119.96	137.74	109.59	128.14	142.93
Peer Group	100.00	130.49	187.69	197.73	273.54	453.09
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
Presentation of Information
The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the fiscal years ended December 31, 2024 and 2023. For a discussion of changes from the fiscal year ended December 31, 2023 to the fiscal year ended December 31, 2022, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 (filed February 28, 2024).
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
We have operated in the transmission and distribution industry since 1891. We are one of the largest U.S. contractors servicing the T&D sector of the electric utility industry and provide T&D services throughout the United States and in Ontario, Canada. Our T&D customers include many of the leading companies in the electric utility industry. We have provided electrical contracting services for commercial and industrial construction since 1912. Our C&I segment provides services in the United States and in western Canada. Our C&I customers include general contractors and facility owners. We strive to maintain our status as a preferred provider to our T&D and C&I customers.
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
We had revenues for the year ended December 31, 2024 of $3.36 billion compared to $3.64 billion for the year ended December 31, 2023. For the year ended December 31, 2024, net income was $30.3 million compared to $91.0 million for the year ended December 31, 2023.
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
For the year ended December 31, 2024, our T&D revenues were $1.88 billion, or 55.9%, of our revenue, compared to $2.09 billion, or 57.3%, of our revenue for the year ended December 31, 2023 and $1.75 billion, or 58.0%, of our revenue for the year ended December 31, 2022. Revenues from transmission projects represented 60.6%, 66.1%, and 62.1% of T&D segment revenue for the years ended December 31, 2024, 2023 and 2022, respectively.

Our T&D segment also provides restoration services in response to hurricanes, ice storms or other storm related events, which accounted for less than 5% of our annual revenues in 2024, 2023 and 2022.
Measured by revenues in our T&D segment, we provided 43.9%, 52.7% and 47.8% of our T&D services under fixed-price contracts during the years ended December 31, 2024, 2023 and 2022, respectively.
Commercial and Industrial segment.   Our C&I segment provides a wide range of services including design, installation, maintenance and repair of commercial and industrial wiring, the installation of intelligent transportation systems, roadway lighting, signalization and electric vehicle charging infrastructure. In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry as well as directly to facility owners. We have a diverse customer base with many long-standing relationships. We concentrate our efforts on projects where our technical and project management expertise is critical to successful and timely execution. The majority of C&I contracts cover electrical contracting services for airports, hospitals, data centers, hotels, stadiums, commercial and industrial facilities, clean energy projects, manufacturing plants, processing facilities, water/waste-water treatment facilities, mining facilities, intelligent transportation systems, roadway lighting, signalization and electric vehicle charging infrastructure.
For the year ended December 31, 2024, our C&I revenues were $1.48 billion, or 44.1%, of our revenue, compared to $1.55 billion, or 42.7%, of our revenue for the year ended December 31, 2023 and $1.26 billion, or 42.0%, of our revenue for the year ended December 31, 2022.
Measured by revenues in our C&I segment, we provided 81.2%, 82.0% and 83.3% of our services under fixed-price contracts for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Outlook
Our business is directly impacted by the level of spending on T&D infrastructure and the level of C&I electrical construction activity across the United States and Canada. We are optimistic about infrastructure spending and believe related investment activity will continue to positively impact both our T&D and C&I markets for the foreseeable future. We believe that regulatory reform, increased electricity demand, state clean energy portfolio standards, the aging of the electric grid, and potential overall improvement of the economy will positively impact the level of spending by our customers in all of the markets we serve. Although competition remains strong, we see these trends as positive factors for us in the future.
We believe legislative actions aimed at supporting infrastructure improvements in the United States may positively impact long-term demand, particularly in connection with electric power infrastructure, transportation and clean energy spending. We believe legislative actions are likely to provide greater long-term opportunity in both of our reporting segments.
We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion, connect to new clean energy sources and support future load growth. Consequently, we believe we will continue to see continued bidding activity on large transmission projects going forward. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in 2025 will not likely have a large impact on our 2025 results. Bidding and construction activity for small to medium-size transmission projects and upgrades remain active, and we expect this trend to continue.
We believe there is a need for further investment by utilities on their distribution systems to properly maintain or meet reliability requirements. We continue to see strong bidding activity in some of our electric distribution markets. We believe the increased storm activity and destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Distribution systems may also require upgrades to accommodate additional distributed energy resources and increased electrification. We expect to see an increase in the distribution market opportunities during in 2025.

We believe the increasing demand for electricity associated with additional power requirements, driven by increased electrification associated with new technologies, including the emergence and adoption of artificial intelligence technologies as well as increased power needs connected to the reshoring of manufacturing, will require significant investment by our customers in both of our reporting segments.
Our C&I bidding opportunities remain strong and we believe we will see continued opportunities in the primary markets we serve such as transportation, data centers, health care, clean energy and warehousing. However, we may experience unanticipated volatility associated with potential policy changes and tariffs.
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
We continued to implement strategies that further expand our capabilities and effectively allocate capital. We have maintained a strong balance sheet, while also supporting our organic growth with capital expenditures and working capital and repurchasing our shares. During 2024 and 2023, the Company repurchased 643,549 and 25,042 shares, respectively of its common stock under repurchase programs at a weighted-average price of $116.54 and $114.55 per share, respectively. We believe the borrowing availability under our $490 million revolving credit facility and future cash flow from operations will enable us to support the organic growth of our business, pursue acquisitions and opportunistically repurchase shares.
We continue to manage our increasing operating costs, including increasing insurance, equipment, labor and material costs. We believe that our financial position, positive cash flows and other operational strengths will enable us to respond to challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our strategy. We continue to invest in developing key management and craft personnel in both our T&D and C&I segments and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity. In 2024 and 2023, we invested in capital expenditures of approximately $75.9 million and $84.7 million, respectively. Most of our capital expenditures supported opportunities in our T&D business. We plan to continue to evaluate our needs for additional equipment and tooling.
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
Depreciation and Amortization.   We include depreciation on equipment and finance lease amortization in contract costs. This is common practice in our industry, but can make comparability to other companies difficult. We spend a significant amount of capital on property, facilities and equipment, with the majority of such expenditures being used to purchase additional specialized equipment to enhance our fleet and to reduce our reliance on lease arrangements and short-term equipment rentals. We believe the investment in specialized equipment helps to reduce our costs, improve our margins and provide us with valuable flexibility to take on additional and complex projects.
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
Consolidated Results of Operations
The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated:
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	For the year ended December 31,
(dollars in thousands)	2024		2023
Contract revenues	$3,362,290	100.0%	$3,643,905	100.0%
Contract costs	3,071,971	91.4	3,279,508	90.0
Gross profit	290,319	8.6	364,397	10.0
Selling, general and administrative expenses	238,222	7.1	234,611	6.5
Amortization of intangible assets	4,869	0.1	4,907	0.1
Gain on sale of property and equipment	(6,854)	(0.2)	(4,214)	(0.1)
Income from operations	54,082	1.6	129,093	3.5
Other income (expense):
Interest income	415	—	888	—
Interest expense	(6,525)	(0.2)	(4,939)	(0.1)
Other income (expense), net	(1,479)	—	(38)	—
Income before provision for income taxes	46,493	1.4	125,004	3.4
Income tax expense	16,230	0.5	34,014	0.9
Net income	30,263	0.9	90,990	2.5
Revenues decreased $281.6 million, or 7.7%, to $3.36 billion for the year ended December 31, 2024 from $3.64 billion for the year ended December 31, 2023. The decrease was primarily due to a decrease of $241.1 million in revenue on transmission projects, a decrease of $72.9 million in C&I revenue, partially offset by an increase of $32.4 million in revenue on distribution projects.

Gross margin for the year ended December 31, 2024 decreased to 8.6% compared to 10.0% for the year ended December 31, 2023. The decrease in gross margin was primarily impacted by significant changes in our estimated gross profit on certain projects resulting in a net gross margin decrease of 4.4% for the year ended December 31, 2024, compared to a net decrease of 1.7% for the year ended December 31, 2023. During the year ended December 31, 2024, significant estimate changes negatively impacted gross margin by 5.4% and primarily related to clean energy projects in T&D that have reached mechanical completion, the unfavorable impact of a C&I project that has reached substantial completion, labor and project inefficiencies, an increase in costs associated with schedule compression on certain projects, an unfavorable change order and an unfavorable job closeout. In addition, significant estimate changes in gross profit positively impacted gross margin by 1.0% and mainly related to better-than-anticipated productivity, favorable change orders and favorable job closeouts. Gross margin also benefited by approximately 0.2% from favorable joint venture results during the year ended December 31, 2024.
Gross profit decreased $74.1 million, or 20.3%, to $290.3 million for year ended December 31, 2024 from $364.4 million for the year ended December 31, 2023, due to lower margins and lower revenues.
SG&A was $238.2 million for the year ended December 31, 2024, an increase of $3.6 million from $234.6 million for the year ended December 31, 2023. The year-over-year increase was primarily due to an increase in employee-related expenses to support future growth in our operations and an increase of $1.1 million related to contingent compensation expense related to a prior acquisition, partially offset by a decrease in employee incentive compensation costs.
Gains from the sale of property and equipment in the year ended December 31, 2024 were $6.9 million compared to $4.2 million in the year ended December 31, 2023. Gains from the sale of property and equipment are attributable to routine sales of property and equipment that are no longer useful or valuable to our ongoing operations.
Interest expense was $6.5 million for the year ended December 31, 2024 compared to $4.9 million for the year ended December 31, 2023. This increase was primarily attributable to higher average debt balances partially offset by lower interest rates during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Other expense was $1.5 million for the year ended December 31, 2024 compared to an insignificant amount of other expense for the year ended December 31, 2023. The change was largely due to foreign currency losses from changes in exchange rates on intercompany receivables.
Income tax expense was $16.2 million for the year ended December 31, 2024, with an effective tax rate of 34.9%, compared to $34.0 million for the year ended December 31, 2023, with an effective tax rate of 27.2%. The increase in the tax rate for the year ended December 31, 2024 was primarily due to higher other permanent difference items and the unrecognized benefit of deferred tax assets, offset by lower stock compensation excess tax benefits. The increase in permanent difference items primarily related to deductibility limits of contingent compensation, associated with a prior acquisition.
Net income decreased to $30.3 million for the year ended December 31, 2024 from $91.0 million for the year ended December 31, 2023. The decrease was primarily for the reasons stated above.

Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales:

	For the Year Ended December 31,
	2024		2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$1,880,501	55.9%	$2,089,196	57.3%
Commercial & Industrial	1,481,789	44.1	1,554,709	42.7
Total	$3,362,290	100.0	$3,643,905	100.0
Operating income:
Transmission & Distribution	$69,374	3.7	$149,703	7.2
Commercial & Industrial	48,041	3.2	45,889	3.0
Total	117,415	3.5	195,592	5.3
Corporate	(63,333)	(1.9)	(66,499)	(1.8)
Consolidated	$54,082	1.6%	$129,093	3.5%
Transmission & Distribution
Revenues for our T&D segment for the year ended December 31, 2024 were $1.88 billion compared to $2.09 billion for the year ended December 31, 2023, a decrease of $208.7 million, or 10.0%. The decrease in revenue was related to a decrease of $241.1 million in revenue on transmission projects, primarily related to the mechanical completion of certain clean energy projects, partially offset by an increase of $32.4 million in revenue on distribution projects. Revenues from transmission projects represented 60.6% and 66.1%, of T&D segment revenue for the year ended December 31, 2024 and 2023, respectively.
Operating income for our T&D segment for the year ended December 31, 2024 was $69.4 million compared to $149.7 million for the year ended December 31, 2023, a decrease of $80.3 million, or 53.7%. As a percentage of revenues operating income for our T&D segment was 3.7% for the year ended December 31, 2024 compared to 7.2% for the year ended December 31, 2023. Operating income margin was impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 5.5% for the year ended December 31, 2024, compared to a net decrease of 1.5% for the year ended December 31, 2023. During the year ended December 31, 2024, significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 5.7% with 5.5% of the impact related to losses on certain clean energy projects that have reached mechanical completion. Losses on these projects were primarily related to contractual disputes, labor and project inefficiencies, higher labor and contract related costs and unfavorable weather conditions. Significant estimated gross profit changes were also negatively impacted by an unfavorable job closeout and labor and project inefficiencies. These decreases were partially offset by positive significant estimated gross profit changes totaling 0.2% of revenues mostly related to better-than-anticipated productivity.
Commercial & Industrial
Revenues for our C&I segment for the year ended December 31, 2024 were $1.48 billion compared to $1.55 billion for the year ended December 31, 2023, a decrease of $72.9 million, or 4.7%, primarily due to the delayed start of certain projects in 2024. The decrease in revenue included a decrease of $72.1 million in revenue on fixed priced contracts and a decrease of $12.1 million in revenues on unit price work, partially offset by an increase of $11.2 million on T&E contracts.

Operating income for our C&I segment for the year ended December 31, 2024 was $48.0 million compared to $45.9 million for the year ended December 31, 2023, an increase of $2.1 million, or 4.7%. Operating income, as a percentage of revenues, for our C&I segment increased to 3.2% for the year ended December 31, 2024 from 3.0% for the year ended December 31, 2023. Operating income margin was positively impacted during the year ended December 31, 2024, by the continued benefit of higher margins on certain completed projects and certain projects nearing completion, these benefits largely related to better-than-anticipated productivity and favorable change orders. The year-over-year increase in operating income margin was positively impacted by approximately 0.4% due to favorable joint venture results. Operating income margin was also impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 2.9% for the year ended December 31, 2024, compared to a net decrease of 2.0% for the year ended December 31, 2023. Significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 5.0% with 2.3% of the impact from a single project that is substantially complete. The loss from this project was primarily due to scope additions, increased labor costs related to schedule compression and lower productivity due to access and workflow issues. Significant estimated gross profit changes were also negatively impacted by an increase in costs associated with labor and project inefficiencies, schedule compression on certain projects and an unfavorable change order. These decreases were partially offset by positive significant estimated gross profit changes totaling 2.1% of revenues largely related to better-than-anticipated productivity, some of which related to clean energy projects, favorable change orders and favorable job closeouts.
Corporate
The decrease in corporate expenses for the year ended December 31, 2024 was primarily attributable to a decrease in employee incentive compensation costs, partially offset by an increase in employee-related expenses to support future growth in our operations.
Non-GAAP Measures
EBITDA
EBITDA is a non-GAAP measure used by management that we define as net income plus net income from noncontrolling interests, interest expense net of interest income, income tax expense and depreciation and amortization, as shown in the following table. EBITDA does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. We believe that EBITDA is useful to investors and other external users of our Consolidated Financial Statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods, book value of assets, useful lives placed on assets, capital structure and the method by which assets were acquired. Because not all companies define EBITDA as we do, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from, the presentation of EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations.
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

The following table provides a reconciliation of net income to EBITDA:

	For the year ended December 31,
(in thousands)	2024	2023	2022
Net income	$30,263	$90,990	$83,381
Add:
Interest expense, net	6,110	4,051	3,376
Income tax expense	16,230	34,014	30,823
Depreciation and amortization	65,189	59,138	58,170
EBITDA	$117,792	$188,193	$175,750
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
The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	For the year ended December 31,
(in thousands)	2024	2023	2022
Net cash flows provided by operating activities	$87,115	$71,016	$167,484
Add/(subtract)
Changes in operating assets and liabilities	11,074	85,426	(8,522)
Adjustments to reconcile net income to net cash flows provided by operating activities	(67,926)	(65,452)	(75,581)
Depreciation and amortization	65,189	59,138	58,170
Income tax expense	16,230	34,014	30,823
Interest expense, net	6,110	4,051	3,376
EBITDA	$117,792	$188,193	$175,750
Working Capital
Working capital is a non-GAAP measure. We believe working capital is useful to investors and other external users of our Consolidated Financial Statements in evaluating our operating performance. The Company defines working capital as total current assets less total current liabilities. The following table provides the Company’s calculation of working capital:

	As of December 31,
(in thousands)	2024	2023	2022
Total current assets	$1,014,662	$1,026,244	$890,291
Less: total current liabilities	(748,900)	(747,202)	(666,960)
Working capital	$265,762	$279,042	$223,331

Liquidity, Capital Resources and Material Cash Requirements
As of December 31, 2024 and 2023, we had working capital of $265.8 million and $279.0 million, respectively. During the year ended December 31, 2024, our operating activities provided cash of $87.1 million, compared to $71.0 million for the year ended December 31, 2023. Cash flow from operations is primarily influenced by operating margins, timing of contract performance and the type of services we provide to our customers. The $16.1 million year-over-year increase in cash provided by operating activities was primarily due to favorable net changes in operating assets and liabilities of $74.4 million, offset by a $60.7 million decrease in net income. The favorable change in operating assets and liabilities was primarily due to the net favorable year-over-year changes in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $119.3 million, partially offset by the unfavorable change of $50.9 million in other liabilities. The net favorable changes of $119.3 million in cash provided by working capital accounts, mainly related to construction activities, was due to the timing of billings and payments under our contracts. The unfavorable change of $50.9 million in other liabilities was primarily due to the timing of contingent compensation payments associated with a prior acquisition, the timing of employee related wage and tax payments and lower employee incentive compensation accruals.
During the years ended December 31, 2024 and 2023, we used net cash of $67.2 million and $79.1 million, respectively, in investing activities. The $67.2 million of cash used in investing activities in the year ended December 31, 2024 consisted of $75.9 million for capital expenditures, partially offset by $8.7 million of proceeds from the sale of equipment. The $79.1 million of cash used in investing activities in the year ended December 31, 2023 consisted of $84.7 million for capital expenditures, partially offset by $5.6 million of proceeds from the sale of equipment.
During the years ended December 31, 2024 and 2023, we used cash of $40.0 million, and $18.4 million, respectively in financing activities. The $40.0 million of cash used in financing activities in the year ended December 31, 2024 consisted primarily of $75.0 million of share repurchases under our share repurchase program, $7.1 million of payments under our equipment notes, $5.9 million of shares repurchased to satisfy tax obligations under our stock compensation programs and $1.2 million of repayments of finance lease obligations, partially offset by $45.2 million of net borrowings under our revolving line of credit. The $18.4 million of cash used in financing activities in the year ended December 31, 2023 consisted primarily of $7.9 million of shares repurchased to satisfy tax obligations under our stock compensation programs, $4.6 million of net repayments under our master equipment loan agreements, $2.9 million of shares repurchases under our share repurchase program and $1.1 million of repayments of finance lease obligations.
We believe our $354.8 million borrowing availability under our revolving line of credit as of December 31, 2024, future cash flow from operations and our ability to utilize short-term and long-term leases will provide sufficient liquidity for our short-term and long-term needs. Our primary short-term liquidity needs include cash for operations, debt service requirements, capital expenditures, and acquisition and joint venture opportunities. We believe we have adequate sources of liquidity to meet our long-term liquidity needs and foreseeable material cash requirements, including those associated with funding future acquisition opportunities. We continue to invest in developing key management and craft personnel in both our T&D and C&I segments and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of December 31, 2024.
We had $58.4 million and $13.2 million of borrowings outstanding under the Facility as of December 31, 2024 and December 31, 2023, respectively.
Letters of Credit
Some of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our insurance programs. In addition, from time to time, certain customers or our sureties require us to post letters of credit to ensure payment to our subcontractors and vendors and guarantee performance under our contracts. Such letters of credit are generally issued by a bank typically pursuant to our senior credit facility. Each letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement.
As of December 31, 2024, we had $37.3 million in letters of credit outstanding under our Credit Agreement, including $32.6 million related to the Company's payment obligations under its insurance programs and $4.7 million related to contract performance obligations. As of December 31, 2023, we had $34.4 million in letters of credit outstanding under our Credit Agreement including $27.1 million related to the Company's payment obligations under its insurance programs and $7.3 million related to contract performance obligations. We are not aware of any claims currently asserted or threatened under any of these letters of credit that are material, individually, or in the aggregate. However, to the extent payment is required for any such claims, the amount paid could be material and could adversely affect cash flows.

Equipment Notes
We have entered into multiple Master Loan and Security Agreements (the "Master Loan Agreements") with multiple finance companies. The Master Loan Agreements may be used for financing of equipment between us and the lenders pursuant to one or more equipment notes (“Equipment Notes”). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.
As of December 31, 2024, we had one outstanding Equipment Note collateralized by equipment and vehicles owned by us. As of December 31, 2023, we had two outstanding Equipment Notes collateralized by equipment and vehicles owned by us. As of December 31, 2024 and 2023, we also had one other equipment note outstanding collateralized by a vehicle owned by us. The outstanding balance of all equipment notes was $16.0 million as of December 31, 2024, of which $4.4 million was due in the next twelve months. The outstanding balance of these equipment notes was $23.0 million as of December 31, 2023, of which $7.1 million was due in the next twelve months.
Lease Obligations
From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from less than one to nine years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive.
The outstanding balance of operating lease obligations was $42.6 million as of December 31, 2024. As of December 31, 2024, we had outstanding short-term and long-term operating lease obligations of approximately $12.1 million and $30.5 million, respectively. The outstanding balance of operating lease obligations was $35.0 million as of December 31, 2023. As of December 31, 2023, we had outstanding short-term and long-term operating lease obligations of approximately $9.2 million and $25.8 million, respectively.
As of December 31, 2024, we had $3.0 million outstanding finance lease obligations, consisting of short-term and long-term finance lease obligations of approximately $1.1 million and $1.9 million, respectively. As of December 31, 2023, we had $2.3 million outstanding finance lease obligations, consisting of short-term and long-term finance lease obligations of approximately $2.0 million and $0.3 million, respectively.
Purchase Commitments for Construction Equipment
As of December 31, 2024, we had approximately $4.9 million in outstanding purchase obligations for certain construction equipment to be paid with cash outlays scheduled to occur in 2025.
Performance and Payment Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds typically issued by a surety or insurance company. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the respective issuers of the bonds for any claim expenses or outlays they incur. Under our continuing indemnity and security agreements with the issuers of the bonds, we may be required to grant them a security interest relating to a particular project. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of December 31, 2024, an aggregate of approximately $2.27 billion in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $662.6 million as of December 31, 2024.
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

Concentration of Credit Risk
We grant trade credit under contractual payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2024, one customer individually exceeded 10.0% of our accounts receivable with approximately of 11.3% of the total accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of December 31, 2023, none of our customers individually exceeded 10.0% of our accounts receivable.
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

Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts, and therefore, profit and revenue recognition. Additionally, we estimate costs to complete on fixed price contracts which are determined on an individual contract basis by evaluating each project’s status as of the balance sheet date, and using our historical experience with the level of effort required to complete the underlying project. Claims and change orders are also measured based on our historical experience with individual customers and similar contracts, and are evaluated by management individually. A change order is a modification to a contract that changes the provisions of the contract, typically resulting from changes in scope, specifications, design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work under the contract. A claim is an amount in excess of the agreed-upon contract price that we seek to collect from our clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes. We include these estimated amounts of variable consideration to the extent that it is probable there will not be a significant reversal of revenue. As of December 31, 2024 and 2023, we recognized revenues of $46.0 million and $76.5 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects.
Some of our contracts may have contract terms that include variable consideration such as safety or performance bonuses or liquidated damages. In accordance with ASC 606, we estimate the variable consideration using one of two methods. In contracts in which there is a binary outcome, the most likely amount method is used. In instances in which there is a range of possible outcomes, the expected value method is used. In accordance with ASC 606, we include the estimated amount of variable consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative recognized revenue will not occur when the final outcome of the variable consideration is determined. In contracts in which a significant reversal may occur, we use constraint in recognizing revenue on variable consideration. We often enter into contracts that contain liquidated damage clauses. We do not include amounts associated with liquidated damage clauses until it is probable that liquidated damages will occur. These items are continually monitored by multiple levels of management throughout the reporting period.
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
The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods. During the year ended December 31, 2024, changes in estimates pertaining to certain projects decreased consolidated gross margin by 4.4%. During the year ended December 31, 2023, changes in estimates pertaining to certain projects decreased consolidated gross margin by 1.7%. During the year ended December 31, 2022, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.4%.
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
As a result of the annual qualitative review process in 2023 and 2022, we determined it was not necessary to perform a quantitative assessment. In 2024, we performed a quantitative assessment on our goodwill and intangible assets with indefinite lives; this assessment did not indicate that our goodwill or indefinite lived intangible assets were impaired.
Accounts Receivable and Allowance for Doubtful Accounts.   We do not generally charge interest to our customers, and we carry our customer receivables at their face amounts, less an allowance for doubtful accounts. Based on our experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, we classify all accounts receivable as current assets. The allowance for doubtful accounts associated with account receivables was $1.1 million as of December 31, 2024 and $2.0 million as of December 31, 2023.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We have operations within the United States and Canada, and we are exposed to market risks in the ordinary course of our business, including the effects of fluctuations in interest rates, foreign exchange rates and commodity prices.
As of December 31, 2024, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the years ended December 31, 2024, 2023 or 2022, including instruments for trading, hedging, or speculating on changes in interest rates, changes in foreign currency rates or changes in commodity prices of materials used in our business.
Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, Term CORRA, and Term SOFR Reference Rate. If the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, Term CORRA, or Term SOFR Reference Rate rises, any interest payment obligations would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of December 31, 2024, we had $58.4 million of borrowings under our Facility. If market rates of interest on all our revolving debt as of December 31, 2024, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.6 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of December 31, 2024, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by approximately $0.6 million annually.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
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
Crowe LLP, the independent registered public accounting firm that audited and reported on the 2024 Financial Statements included in this Annual Report on Form 10-K, has audited the effectiveness of MYR Group’s internal control over financial reporting as of December 31, 2024 and has issued an attestation report on MYR Group’s internal control over financial reporting which appears herein.
February 26, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of MYR Group Inc.
Thornton, CO
Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of MYR Group Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework: (2013) issued by COSO.
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
Evaluation of estimated costs to complete and variable consideration for fixed price construction contracts, including changes to estimates
As described in Note 1 of the Company’s consolidated financial statements, Organization, Business, and Significant Accounting Policies, and Note 12, Revenue Recognition, the Company recognizes revenue on fixed price construction projects over time using the cost-to-cost method, which measures the progress as the ratio of actual contract costs incurred to date to the estimated costs at completion. The amount of contract revenues and gross profit recognized on fixed price construction contracts is dependent on the contract price, the actual contract costs incurred, and the forecasted contract revenues and contract costs for construction projects. The recognition of revenue on fixed price construction contracts involves significant estimates due to the unique complexities of each construction project, uncertainty about estimates of costs to complete which can include unforeseen delays or construction complications, and uncertainty in the outcome of discussions with customers on the valuation of change orders and claims. The Company recognizes revenue related to change orders only when it is probable that the change order will result in an addition to contract value and can be reliably estimated. The Company evaluates change orders and claims based on historical experience with the customer, similar contracts, and on an individual basis, which involves significant judgment. The Company recognizes these estimated amounts of variable consideration in transaction price to the extent that it is probable there will not be a significant reversal of revenue. The Company reviews and revises, as needed, the estimated costs to complete and variable consideration for fixed price construction contacts while contracts are in process and through the date of contract completion.
We identified auditing management’s estimates of variable consideration for change orders and claims, management’s estimates of costs to complete, and management’s assessment of changes to estimates of costs to complete on select fixed price construction contracts to be a critical audit matter. The critical audit matter relates to select fixed price construction contracts based on the magnitude of estimated costs to complete, the magnitude of variable consideration for change orders and claims, the stage of completion of the contract, and the significance of any changes to estimates of costs to complete. Estimates of variable consideration for change orders and claims and estimated costs to complete, including changes to estimates, require management to make assumptions about future events and, as a result, a high degree of auditor judgment is involved in auditing these estimates. Due to the factors above, auditing management’s estimates of costs to complete, variable consideration, and changes to estimates of costs to complete required extensive audit effort.
Our audit procedures to address the critical audit matter included the following:
–Tested the design, implementation, and operating effectiveness of controls that are designed to address the reasonableness of estimates of costs to complete contracts, estimates of variable consideration recognized on contracts, and changes to estimated costs to complete;
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
–Performed retrospective review procedures to assess management’s historical ability to accurately estimate the transaction price and cost to complete of construction contracts; and
–Obtained and evaluated evidence that changes to estimates of costs to complete contracts were recorded in the appropriate period.
/s/ Crowe LLP
We have served as the Company’s auditor since 2017.
Oakbrook Terrace, Illinois
February 26, 2025

MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$3,464	$24,899
Accounts receivable, net of allowances of $1,129 and $1,987, respectively	653,069	521,893
Contract assets, net of allowances of $422 and $610, respectively	301,942	420,616
Current portion of receivable for insurance claims in excess of deductibles	9,081	8,267
Refundable income taxes	4,638	4,034
Prepaid expenses and other current assets	42,468	46,535
Total current assets	1,014,662	1,026,244
Property and equipment, net of accumulated depreciation of $387,223 and $380,465, respectively	278,226	268,978
Operating lease right-of-use assets	42,648	35,012
Goodwill	112,983	116,953
Intangible assets, net of accumulated amortization of $34,573 and $30,534, respectively	75,691	83,516
Receivable for insurance claims in excess of deductibles	34,553	33,739
Deferred income taxes	5,734	—
Investment in joint venture	3,730	8,707
Other assets	5,832	5,597
Total assets	$1,574,059	$1,578,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,363	$7,053
Current portion of operating lease obligations	12,141	9,237
Current portion of finance lease obligations	1,046	2,039
Accounts payable	295,476	359,363
Contract liabilities	321,958	240,411
Current portion of accrued self-insurance	25,883	28,269
Accrued income taxes	196	237
Other current liabilities	87,837	100,593
Total current liabilities	748,900	747,202
Deferred income tax liabilities	52,498	48,230
Long-term debt	70,018	29,188
Accrued self-insurance	53,600	51,796
Operating lease obligations, net of current maturities	30,496	25,775
Finance lease obligations, net of current maturities	1,930	314
Other liabilities	16,257	25,039
Total liabilities	973,699	927,544
Commitments and contingencies
Shareholders’ equity
Preferred stock – $0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock – $0.01 par value per share; 100,000,000 authorized shares; 16,121,901 and 16,684,492 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	161	167
Additional paid-in capital	159,133	162,386
Accumulated other comprehensive loss	(12,651)	(3,880)
Retained earnings	453,717	492,529
Total shareholders’ equity	600,360	651,202
Total liabilities and shareholders’ equity	$1,574,059	$1,578,746
The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands, except per share data)	2024	2023	2022
Contract revenues	$3,362,290	$3,643,905	$3,008,542
Contract costs	3,071,971	3,279,508	2,664,580
Gross profit	290,319	364,397	343,962
Selling, general and administrative expenses	238,222	234,611	222,424
Amortization of intangible assets	4,869	4,907	9,009
Gain on sale of property and equipment	(6,854)	(4,214)	(2,378)
Income from operations	54,082	129,093	114,907
Other income (expense):
Interest income	415	888	187
Interest expense	(6,525)	(4,939)	(3,563)
Other income (expense), net	(1,479)	(38)	2,673
Income before provision for income taxes	46,493	125,004	114,204
Income tax expense	16,230	34,014	30,823
Net income	$30,263	$90,990	$83,381
Income per common share:
– Basic	$1.84	$5.45	$4.98
– Diluted	$1.83	$5.40	$4.91
Weighted average number of common shares and potential common shares outstanding:
– Basic	16,467	16,682	16,760
– Diluted	16,526	16,837	16,980

Net income	$30,263	$90,990	$83,381
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,771)	2,420	(6,473)
Other comprehensive income (loss)	(8,771)	2,420	(6,473)
Total comprehensive income	$21,492	$93,410	$76,908

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands)		Shares	Amount
Balance at December 31, 2021	$—	16,871	$168	$163,754	$173	$355,007	$519,102
Net income	—	—	—	—	—	83,381	83,381
Stock issued under compensation plans, net	—	204	2	38	—	—	40
Stock-based compensation expense	—	—	—	7,922	—	—	7,922
Shares repurchased related to tax withholding for stock-based compensation	—	(69)	—	(6,124)	—	(667)	(6,791)
Settlement of stock repurchase program	—	(442)	(5)	(4,163)	—	(32,813)	(36,981)
Other comprehensive loss	—	—	—	—	(6,473)	—	(6,473)
Balance at December 31, 2022	—	16,564	165	161,427	(6,300)	404,908	560,200
Net income	—	—	—	—	—	90,990	90,990
Stock issued under compensation plans, net	—	222	2	18	—	—	20
Stock-based compensation expense	—	—	—	8,376	—	—	8,376
Shares repurchased related to tax withholding for stock-based compensation	—	(76)	—	(7,194)	—	(742)	(7,936)
Settlement of stock repurchase program	—	(26)	—	(241)	—	(2,627)	(2,868)
Other comprehensive income	—	—	—	—	2,420	—	2,420
Balance at December 31, 2023	—	16,684	167	162,386	(3,880)	492,529	651,202
Net income	—	—	—	—	—	30,263	30,263
Stock issued under compensation plans, net	—	117	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	8,532	—	—	8,532
Shares repurchased related to tax withholding for stock-based compensation	—	(36)	(1)	(5,511)	—	(354)	(5,866)
Settlement of stock repurchase program	—	(643)	(6)	(6,273)	—	(68,721)	(75,000)
Other comprehensive loss	—	—	—	—	(8,771)	—	(8,771)
Balance at December 31, 2024	$—	16,122	$161	$159,133	$(12,651)	$453,717	$600,360
The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$30,263	$90,990	$83,381
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	60,320	54,231	49,161
Amortization of intangible assets	4,869	4,907	9,009
Stock-based compensation expense	8,532	8,376	7,922
Deferred income taxes	(400)	2,056	9,573
Gain on sale of property and equipment	(6,854)	(4,214)	(2,378)
Other non-cash items	1,459	96	2,294
Changes in operating assets and liabilities:
Accounts receivable, net	(134,476)	(48,527)	(86,939)
Contract assets, net	114,776	(119,246)	(64,421)
Receivable for insurance claims in excess of deductibles	(1,628)	1,529	(14)
Prepaid expenses and other assets	10,270	560	1,640
Accounts payable	(60,962)	37,250	109,008
Contract liabilities	82,557	13,151	58,001
Accrued self-insurance	(548)	17	4,999
Other liabilities	(21,063)	29,840	(13,752)
Net cash flows provided by operating activities	87,115	71,016	167,484
Cash flows from investing activities:
Proceeds from sale of property and equipment	8,726	5,608	1,990
Cash paid for acquisitions, net of cash acquired	—	—	(110,660)
Purchases of property and equipment	(75,938)	(84,736)	(77,056)
Net cash flows used in investing activities	(67,212)	(79,128)	(185,726)
Cash flows from financing activities:
Borrowings under revolving lines of credit	822,491	562,901	198,697
Repayments under revolving lines of credit	(777,297)	(562,615)	(185,782)
Payment of principal obligations under equipment notes	(7,054)	(4,598)	(1,047)
Payment of principal obligations under finance leases	(1,196)	(1,143)	(1,592)
Borrowings under equipment notes	—	—	24,184
Proceeds from exercise of stock options	—	20	40
Debt refinancing costs	(33)	(2,129)	—
Repurchase of common stock	(75,000)	(2,868)	(36,981)
Payments related to tax withholding for stock-based compensation	(5,866)	(7,936)	(6,791)
Other financing activities	3,998	—	—
Net cash flows used in financing activities	(39,957)	(18,368)	(9,272)
Effect of exchange rate changes on cash	(1,381)	339	(3,538)
Net decrease in cash and cash equivalents	(21,435)	(26,141)	(31,052)
Cash and cash equivalents:
Beginning of period	24,899	51,040	82,092
End of period	$3,464	$24,899	$51,040
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes payments	$15,075	$23,949	$20,462
Interest payments	5,767	4,145	2,736
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	3,373	8,474	2,218
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

Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts, and therefore, profit and revenue recognition. Additionally, the Company estimates costs to complete on fixed price contracts which are determined on an individual contract basis by evaluating each project’s status as of the balance sheet date, and using our historical experience with the level of effort required to complete the underlying project. Claims and change orders are also measured based on our historical experience with individual customers and similar contracts, and are evaluated by management individually. A change order is a modification to a contract that changes the provisions of the contract, typically resulting from changes in scope, specifications, design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work under the contract. A claim is an amount in excess of the agreed-upon contract price that the Company seeks to collect from its clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes. The Company includes these estimated amounts of variable consideration to the extent that it is probable there will not be a significant reversal of revenue. As of December 31, 2024 and 2023, the Company recognized revenues related to significant variable consideration of $29.9 million and $76.5 million, respectively.
Some of the Company’s contracts may have contract terms that include variable consideration such as safety or performance bonuses or liquidated damages. In accordance with ASC 606, the Company estimates the variable consideration using one of two methods. In contracts in which there is a binary outcome, the most likely amount method is used. In instances in which there is a range of possible outcomes, the expected value method is used. In accordance with ASC 606, the Company includes the estimated amount of variable consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative recognized revenue will not occur when the final outcome of the variable consideration is determined. In contracts in which a significant reversal may occur, the Company uses constraint in recognizing revenue on variable consideration. The Company often enters into contracts that contain liquidated damage clauses. The Company does not include amounts associated with liquidated damage clauses until it is probable that liquidated damages will occur. These items are continually monitored by multiple levels of management throughout the reporting period.
A portion of the work the Company performs requires financial assurances in the form of performance and payment bonds or letters of credit at the time of execution of the contract. Many of the Company’s contracts include retention provisions of up to 10%, which are generally withheld from each progress payment as retainage until the contract work has been completed and approved.
The Company provides warranties to customers on a basis customary to the industry; however, the warranty period does not typically exceed one year. Historically, warranty claims have not been material to the Company. Based on the Company’s estimates, as of December 31, 2024, the Company recorded warranty reserves of $3.4 million and as of December 31, 2023, warranty reserves were not significant. Settlements on warranty claims during the years ended December 31, 2024, 2023 and 2022 were not significant.
Total revenues do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales taxes. Sales tax collected from customers is included in other current liabilities on the Company’s consolidated balance sheets.
Joint Ventures and Noncontrolling Interests
The Company accounts for investments in joint ventures using the proportionate consolidation method for income statement reporting and under the equity method for balance sheet reporting, unless the Company has a controlling interest causing the joint venture to be consolidated with equity owned by other joint venture partners recorded as noncontrolling interests. Under the proportionate consolidation method, joint venture activity is allocated to the appropriate line items found on the consolidated statements of operations in proportion to the percentage of participation the Company has in the joint venture. During the years ended December 31, 2024, 2023 and 2022, the Company recognized its proportionate share of joint venture revenues of $22.4 million, $33.0 million, and $11.3 million, respectively. Under the equity method the net investment in joint ventures is stated as a single item on the Company’s consolidated balance sheets. If an investment in a joint venture contains a recourse or unfunded commitment to provide additional equity, distributions and/or losses in excess of the investment a liability is recorded in other current liabilities on the Company’s consolidated balance sheets.

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
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and intercompany loans that are not deemed long-term investment accounts are recorded in the “other income (expense), net” line on the Company’s consolidated statements of operations. Foreign currency losses recorded in other income (expense), net, for the years ended December 31, 2024, 2023 and 2022 were $1.4 million, $0.1 million and $0.2 million, respectively. Foreign currency translation gains and losses, arising from intercompany loans that are deemed long-term investment accounts, are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
The most significant estimates are related to estimates of costs to complete on contracts, variable consideration inclusive of pending change orders and claims, shared savings, insurance reserves, income tax reserves, estimates surrounding stock-based compensation, acquisition-related contingent earn-out consideration liabilities, the recoverability of goodwill and intangibles and allowance for doubtful accounts. The Company estimates a cost accrual every period that represents costs incurred but not invoiced for services performed or goods delivered during the period, and estimates revenue from the contract cost portion of these accruals based on current gross margin rates to be consistent with its cost method of revenue recognition.
As of December 31, 2024 and 2023, the Company recognized revenues of $46.0 million and $76.5 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods. These aggregate amounts, which were included in “Contract assets” in the accompanying consolidated balance sheets, represent the Company’s estimates of additional contract revenues that were earned and probable of collection; however, the amount ultimately realized could be significantly higher or lower than the estimated amount.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the year ended December 31, 2024, changes in estimates pertaining to certain projects decreased consolidated gross margin by 4.4%, which resulted in decreases in operating income of $146.5 million, net income of $96.9 million and diluted earnings per common share of $5.86. The estimates are reviewed and revised quarterly, as needed. Additional discussion on the impact of these estimate changes can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
During the year ended December 31, 2023, changes in estimates pertaining to certain projects decreased consolidated gross margin by 1.7%, which resulted in decreases in operating income of $62.2 million, net income of $43.6 million and diluted earnings per common share of $2.59.
During the year ended December 31, 2022, changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.4%, which resulted in decreases in operating income of $9.8 million, net income of $6.9 million and diluted earnings per common share of $0.41.

Advertising
Advertising costs are expensed when incurred. Advertising costs, included in selling, general and administrative expenses, were $2.0 million, $1.8 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2024 and 2023, the Company held its cash in checking accounts or in highly liquid money market accounts. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to financial institutions for payment. The Company funds all intraday bank balance overdrafts during the same business day. Checks issued and outstanding in excess of bank balances are recorded in accounts payable on the Company’s consolidated balance sheets and are reflected as a financing activity on the Company’s Consolidated Statements of Cash Flows.
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
Leases
The Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from less than one to nine years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. As of December 31, 2024, the Company had several leases with residual value guarantees. The total amount probable of being owed of residual leases guarantees is not significant. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 842. Leases are accounted for as operating or finance leases, depending on the terms of the lease.
Finance Leases.   The Company leases some vehicles and certain equipment under finance leases. The economic substance of the leases is a financing transaction for acquisition of the vehicles and equipment. Accordingly, the right-of-use assets for these leases are included on the Company’s consolidated balance sheets in property and equipment, net of accumulated depreciation, with a corresponding amount recorded in current portion of finance lease obligations or finance lease obligations, net of current maturities, as appropriate. The finance lease assets are amortized over the life of the lease or, if shorter, the life of the leased asset, on a straight-line basis and included in depreciation expense. The financing component associated with finance lease obligations is included in interest expense. Generally, for the Company’s finance leases an implicit rate to calculate present value is provided in the lease agreement. However, if a rate is not provided the Company determines this rate by estimating the Company’s incremental borrowing rate, utilizing the borrowing rates associated with the Company’s various debt instruments.

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
A qualitative assessment considers financial, industry, segment and macroeconomic factors. If the qualitative assessment indicates a potential for impairment, a quantitative assessment is performed to determine if impairment exists. The quantitative assessment begins with a comparison of the fair value of the reporting unit or intangible asset with its carrying value. If the carrying amount of the reporting unit or intangible asset exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess, limited to the total amount of the goodwill allocated to the reporting unit or intangible asset. If the carrying value of goodwill or other indefinite lived assets exceeds its implied fair value, an impairment charge would be recorded in the statement of operations.
As a result of the annual qualitative review process in 2023 and 2022, the Company determined it was not necessary to perform a quantitative assessment. In 2024, the Company performed a quantitative assessment on goodwill and intangible assets with indefinite lives, this assessment did not indicate that the Company’s goodwill or indefinite lived intangible assets were impaired.
Concentrations
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalent balances with large financial institutions which are believed to be high quality institutions.
The Company is subject to a concentration of risk because it derives a significant portion of its revenues from a few customers. The Company’s top ten customers accounted for approximately 37.8%, 37.9%, and 35.4% of consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022, no single customer accounted for more than 10.0% of annual revenues.

The Company grants trade credit under contractual payment terms, generally without collateral, to its customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, the Company may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2024, one customer individually exceeded 10.0% of accounts receivable with approximately 11.3% of the total accounts receivable amount (excluding the impact of allowance for doubtful accounts). As of December 31, 2023, none of the Company’s customers individually exceeded 10.0% of accounts receivable. The Company believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
As of December 31, 2024, approximately 87% of the Company’s craft labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, the Company cannot be certain that strikes or work stoppages will not occur in the future.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant reportable segment expenses and other disclosure requirements. The Company has adopted this ASU enhancing our segment disclosures. See Note 7–Segment Reporting for further information related to the Company’s segments.
Recently Issued Accounting Pronouncements
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires the disaggregation of certain expenses in the notes of the financials, to provide enhanced transparency into the expense captions presented on the face of the income statement. The guidance will require disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements. The update is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this pronouncement should be applied either (i) prospectively to financial statements issued for reporting periods after the effective date or (ii) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.
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

Additionally, the acquisition includes contingent earn-out consideration that may be payable if the Powerline Plus Companies achieve certain performance targets over a three-year post-acquisition period. As of the acquisition date, the fair value of the contingent earn-out consideration was $0.9 million. As of December 31, 2024 and 2023, the fair value of the contingent earn-out consideration was zero. The minimum thresholds of the performance targets were not achieved, and therefor no future payout of contingent earn-out consideration is necessary. Changes in contingent earn-out consideration, subsequent to the acquisition, of zero, $0.2 million and $0.7 million were recorded in other income, for the years ended December 31, 2024, 2023 and 2022, respectively. The results of the Powerline Plus Companies are included in the Company’s consolidated financial statements beginning on the transaction date.
The purchase agreement also includes contingent consideration provisions for down-side margin guarantee adjustments based upon certain contract performance subsequent to the acquisition. The contracts were valued at fair value at the acquisition date, causing no margin guarantee estimate or adjustments for fair value. Unfavorable changes in contract estimates, such as modified costs to complete or change order recognition, will result in changes to these margin guarantee estimates. No changes in margin guarantee adjustments on contracts, subsequent to the acquisition, have been recorded for the years ended December 31, 2024, 2023 and 2022. No margin guarantee adjustments will be recognized in other income in 2025.
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
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.4 million as of December 31, 2024 and $0.6 million as of December 31, 2023.
Contract assets consisted of the following at December 31:

(in thousands)	2024	2023	Change
Unbilled revenue, net	$149,449	$217,083	$(67,634)
Contract retainages, net	152,493	203,533	(51,040)
Contract assets, net	$301,942	$420,616	$(118,674)
The Company’s consolidated balance sheets present contract liabilities that contain deferred revenue and an accrual for contracts in a loss provision.
Contract liabilities consisted of the following at December 31:

(in thousands)	2024	2023	Change
Deferred revenue	$312,632	$231,604	$81,028
Accrued loss provision	9,326	8,807	519
Contract liabilities	$321,958	$240,411	$81,547

The following table provides information about contract assets and contract liabilities from contracts with customers at December 31:

(in thousands)	2024	2023	Change
Contract assets, net	$301,942	$420,616	$(118,674)
Contract liabilities	(321,958)	(240,411)	(81,547)
Net contract assets	$(20,016)	$180,205	$(200,221)
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenues recognized in the period that were included in the opening contract liability balances were $160.3 million and $130.7 million for the year ended December 31, 2024 and 2023, respectively. This revenue consists primarily of work performed on previous billings to customers.
The net asset position for contracts in process consisted of the following at December 31:

(in thousands)	2024	2023
Costs and estimated earnings on uncompleted contracts	$7,627,894	$6,716,990
Less: billings to date	7,791,077	6,731,511
	$(163,183)	$(14,521)
The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows at December 31:

(in thousands)	2024	2023
Unbilled revenue, net	$149,449	$217,083
Deferred revenue	(312,632)	(231,604)
	$(163,183)	$(14,521)

4. Lease Obligations
From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from less than one to nine years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At December 31, 2024 and 2023, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.

The following is a summary of the lease-related assets and liabilities recorded:

		December 31, 2024	December 31, 2023
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$42,648	$35,012
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	3,215	2,363
Total right-of-use lease assets		$45,863	$37,375
Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$12,141	$9,237
Finance lease obligations	Current portion of finance lease obligations	1,046	2,039
Total current obligations		13,187	11,276
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	30,496	25,775
Finance lease obligations	Finance lease obligations, net of current maturities	1,930	314
Total non-current obligations		32,426	26,089
Total lease obligations		$45,613	$37,365
The following is a summary of the lease terms and discount rates:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term – finance leases	3.3 years	0.9 years
Weighted-average remaining lease term – operating leases	3.7 years	4.0 years
Weighted-average discount rate – finance leases	3.9%	3.1%
Weighted-average discount rate – operating leases	4.0%	4.0%
The following is a summary of certain information related to the lease costs for finance and operating leases:

	Year ended December 31,
(in thousands)	2024	2023	2022
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$968	$791	$1,138
Interest on lease liabilities	101	83	128
Operating lease cost	15,621	14,302	13,428
Variable lease costs	385	353	415
Total lease cost	$17,075	$15,529	$15,109
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Year ended December 31,
(in thousands)	2024	2023	2022
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15,025	$14,519	$13,287
Right-of-use asset obtained in exchange for new operating lease obligations	$19,264	$11,039	$21,663
Right-of-use asset obtained in exchange for new finance lease obligations	$3,226	$—	$517
Information on operating and financing lease right of use assets and corresponding lease obligations acquired with the Powerline Plus Companies is provided in Note 2–Acquisitions to the Financial Statements.

The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under current portion of operating lease obligations and operating lease obligations, net of current maturities, as of December 31, 2024 were as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations
2025	$1,142	$16,415	$17,557
2026	828	13,218	14,046
2027	829	8,347	9,176
2028	370	6,709	7,079
2029	—	4,062	4,062
Thereafter	—	904	904
Total minimum lease payments	3,169	49,655	52,824
Financing component	(193)	(7,018)	(7,211)
Net present value of minimum lease payments	2,976	42,637	45,613
Less: current portion of operating lease obligations	(1,046)	(12,141)	(13,187)
Long-term operating lease obligations	$1,930	$30,496	$32,426
The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
Certain subsidiaries of the Company have operating leases for facilities from third party companies that are owned, in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at market rental rates. Lease expense associated with these leases was $2.5 million, $2.7 million and $2.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the minimum lease payments required under these leases totaled $10.0 million, which are due over the next 4.7 years.
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
As of December 31, 2024 and 2023, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of December 31, 2024 and 2023, the fair value of the Company’s long-term debt and finance lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at December 31, 2024 and 2023. Long-term debt with variable interest rates is based on rates for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying value of the Company’s long term debt with fixed interest rates approximated fair value.
As of December 31, 2024, the fair value of the Company’s contingent earn-out consideration liability associated with the acquisition of the Powerline Plus Companies, was based on Level 3 inputs. The contingent earn-out consideration recorded represents the estimated fair value of future amounts potentially payable to the former owners of the acquired Powerline Plus Companies, if the Powerline Plus Companies achieve certain performance targets over a three-year post-acquisition period. The fair value was initially determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor. The fair value of this contingent earn-out consideration liability will be evaluated on an ongoing basis by management. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3). Significant changes in any of these assumptions could result in a significantly higher or lower potential liability.

6. Accounts Receivable
Accounts receivable consisted of the following at December 31:

(in thousands)	2024	2023
Contract receivables	$651,746	$516,142
Other	2,452	7,738
	654,198	523,880
Less: allowance for doubtful accounts	(1,129)	(1,987)
	$653,069	$521,893
The roll-forward of activity in the allowance for doubtful accounts was as follows for the years ended December 31:

(in thousands)	2024	2023	2022
Balance at beginning of period	$1,987	$2,073	$2,441
Less: reduction in (provision for) allowances	(19)	85	320
Less: write offs, net of recoveries	860	3	45
Change in foreign currency translation	(17)	2	(3)
Balance at end of period	$1,129	$1,987	$2,073

7. Prepaid Expenses and Other Current Assets
Prepaid expense and other current assets consisted of the following at December 31:

(in thousands)	2024	2023
Prepaid expenses	$40,872	$44,410
Other current assets	1,596	2,125
	$42,468	$46,535
8. Property and Equipment
Property and equipment consisted of the following at December 31:

(dollars in thousands)	Estimated Useful Life in Years	2024	2023
Land	—	$10,351	$10,351
Buildings and improvements	3 to 39	51,880	44,352
Construction equipment	3 to 12	586,335	578,563
Office equipment	3 to 10	16,883	16,177
		665,449	649,443
Less: accumulated depreciation and amortization		(387,223)	(380,465)
		$278,226	$268,978
Construction equipment includes assets under finance leases — see additional information provided in Note 4 — Lease Obligations to the Financial Statements.
Depreciation and amortization expense of property and equipment for the years ended December 31, 2024, 2023 and 2022 was $60.3 million, $54.2 million and $49.2 million, respectively.

9. Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following at December 31:

	2024			2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
T&D	$93,240	$—	$93,240	$93,240	$—	$93,240
C&I	25,830	—	25,830	25,830	—	25,830
Foreign currency translation	(6,087)	—	(6,087)	(2,117)	—	(2,117)
Total goodwill	$112,983	$—	$112,983	$116,953	$—	$116,953
Amortizable Intangible Assets
Backlog	$9,296	$9,296	$—	$9,296	$9,296	$—
Customer relationships	71,139	25,319	45,820	71,139	20,905	50,234
Trade names	695	450	245	695	403	292
Below market lease	511	283	228	511	200	311
Foreign currency translation	(5,073)	(775)	(4,298)	(1,768)	(270)	(1,498)
Indefinite-lived Intangible Assets
Trade names	34,413	—	34,413	34,412	—	34,412
Foreign currency translation	(717)	—	(717)	(235)	—	(235)
Total intangible assets	$110,264	$34,573	$75,691	$114,050	$30,534	$83,516
Customer relationships, amortizable trade names and backlog are being amortized on a straight-line method over an estimated useful life ranging up to 15 years and the remaining life of the contract, respectively, and have been determined to have no residual value. Certain trade names have indefinite lives and, therefore, are not being amortized. Intangible asset amortization expense was $4.9 million, $4.9 million and $9.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, estimated future intangible asset amortization expense for the each of the next five years and thereafter was as follows:

(in thousands)	Future Amortization Expense
2025	$4,749
2026	4,749
2027	4,617
2028	4,607
2029	4,569
Thereafter	18,704
Total	$41,995

10. Accrued Liabilities
Other current liabilities consisted of the following at December 31:

(in thousands)	2024	2023
Payroll and incentive compensation	$34,120	$39,986
Union dues and benefits	21,277	26,107
Payroll, sales and other taxes	10,602	13,903
Profit sharing and thrift plan	3,162	8,592
Other	18,676	12,005
	$87,837	$100,593
11. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and equipment notes:

(dollars in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of December 31, 2024	Outstanding Balance as of December 31, 2023
Credit Agreement
Revolving loans	5/31/2023	Variable	Variable	5	$58,395	$13,201
Equipment Notes
Equipment Note 8	12/27/2019	2.75%	Semi-annual	5	—	2,871
Equipment Note 10	8/26/2022	4.32%	Semi-annual	5	15,957	20,125
Other equipment note	4/11/2022	4.55%	Monthly	5	29	44
					15,986	23,040
Total debt					74,381	36,241
Less: current portion of long-term debt					(4,363)	(7,053)
Long-term debt					$70,018	$29,188
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

Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.25% to 1.00%; or (2) the Term Benchmark Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 2.00%. The applicable margin is determined based on the Company’s Net Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.25% to 2.00% for non-performance letters of credit or 0.625% to 1.00% for performance letters of credit, based on the Company’s Net Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.30%, based on the Company’s Net Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s Net Leverage Ratio, after giving pro forma effect thereto, exceeds 2.75. The weighted average interest rate on borrowings outstanding on the Facility was 6.63% and 7.07% per annum, for the year ended December 31, 2024 and 2023, respectively.
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of December 31, 2024.
As of December 31, 2024, the Company had $58.4 million of borrowings outstanding under the Facility and letters of credit outstanding under the Facility of approximately $37.3 million, including $32.6 million related to the Company's payment obligation under its insurance programs and approximately $4.7 million related to contract performance obligations.
As of December 31, 2023, the Company had $13.2 million of borrowings outstanding under the Facility and letters of credit outstanding under the Facility of approximately $34.4 million, including $27.1 million related to the Company's payment obligation under its insurance programs and approximately $7.3 million related to contract performance obligations.
The Company had remaining deferred debt issuance costs related to the Facility totaling $1.8 million and $2.2 million as of December 31, 2024 and 2023, respectively. As permitted, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the Credit Agreement.
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
As of December 31, 2024, the Company had one Equipment Note outstanding under the Master Loan Agreements that is collateralized by equipment and vehicles owned by the Company. As of December 31, 2024, the Company had one other equipment note outstanding that is collateralized by a vehicle owned by the Company. The following table sets forth our remaining principal payments for the Company’s outstanding equipment notes as of December 31, 2024:

(in thousands)	Future Equipment Notes Principal Payments
2025	$4,363
2026	4,554
2027	7,069
2028	—
2029	—
Thereafter	—
Total future principal payments	$15,986
Less: current portion of equipment notes	(4,363)
Long-term principal obligations	$11,623

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
The components of the Company’s revenue by contract type were as follows for the year ended December 31:

	2024
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$824,643	43.9%	$1,202,653	81.2%	$2,027,296	60.3%
Unit price	596,089	31.7	80,507	5.4	676,596	20.1
T&E(1)	459,769	24.4	198,629	13.4	658,398	19.6
	$1,880,501	100.0%	$1,481,789	100.0%	$3,362,290	100.0%

	2023
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$1,100,273	52.7%	$1,274,763	82.0%	$2,375,036	65.2%
Unit price	549,221	26.3	92,581	6.0	641,802	17.6
T&E(1)	439,702	21.0	187,365	12.0	627,067	17.2
	$2,089,196	100.0%	$1,554,709	100.0%	$3,643,905	100.0%

	2022
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$835,288	47.8%	$1,051,428	83.3%	$1,886,716	62.7%
Unit price	475,276	27.2	78,714	6.2	553,990	18.4
T&E(1)	435,228	25.0	132,608	10.5	567,836	18.9
	$1,745,792	100.0%	$1,262,750	100.0%	$3,008,542	100.0%
(1) The Company T&E contract type includes time-and-equipment, time-and-materials and cost-plus contracts.

The components of the Company’s revenue by market type were as follows for the year ended December 31:

		2024		2023		2022
(dollars in thousands)	Segment	Amount	Percent	Amount	Percent	Amount	Percent
Transmission	T&D	$1,139,848	33.9%	$1,380,923	37.9%	$1,083,415	36.0%
Distribution	T&D	740,653	22.0	708,273	19.4	662,377	22.0
Electrical construction	C&I	1,481,789	44.1	1,554,709	42.7	1,262,750	42.0
Total revenue		$3,362,290	100.0%	$3,643,905	100.0%	$3,008,542	100.0%
Remaining Performance Obligations
On December 31, 2024, the Company had $2.34 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed-upon work order to perform work on mutually accepted terms and conditions. The timing of when remaining performance obligations are recognized is evaluated quarterly and is largely driven by the estimated start date and duration of the underlying projects.
The following table summarizes the total amount of remaining performance obligations as of December 31, 2024 that the Company expects to be realized, the amount of the remaining performance obligations that the Company reasonably estimates will be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months.

	Remaining Performance Obligations as of December 31, 2024
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months
T&D	$592,032	$580,086	$11,946
C&I	1,746,929	1,262,780	484,149
Total	$2,338,961	$1,842,866	$496,095
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
13. Income Taxes
Income before income taxes by geographic area was, for the years ended December 31:

(in thousands)	2024	2023	2022
Federal	$64,068	$102,014	$104,185
Foreign	(17,575)	22,990	10,019
	$46,493	$125,004	$114,204

Income tax expense consisted of the following for the years ended December 31:

(in thousands)	2024	2023	2022
Current
Federal	$11,437	$21,337	$13,948
Foreign	1,788	1,821	2,148
State	3,405	7,348	5,154
	16,630	30,506	21,250
Deferred
Federal	4,917	(159)	7,739
Foreign	(8,318)	3,984	465
State	3,001	(317)	1,369
	(400)	3,508	9,573
Income tax expense	$16,230	$34,014	$30,823
The differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for operations were as follows for the years ended December 31:

	2024	2023	2022
U.S federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of U.S. federal income tax expense	10.3	4.4	4.5
Change in valuation allowance	0.1	—	—
Tax differential on foreign earnings	(2.0)	0.7	0.6
Non-deductible meals and entertainment	1.6	0.5	0.2
Stock compensation excess tax benefits	(4.6)	(2.6)	(2.4)
Uncertain tax positions	(0.5)	—	0.1
Provision to return adjustments, net	0.6	0.7	0.7
Section 162(m) limitation	10.6	2.5	2.4
Tax credits	(0.6)	—	—
Other income, net	(1.6)	—	(0.1)
Effective rate	34.9%	27.2%	27.0%

The net deferred tax assets and (liabilities) arising from temporary differences was as follows at December 31:

(in thousands)	2024	2023
Deferred income tax assets:
Self-insurance reserves	$1,498	$3,850
Contract loss reserves	2,076	2,273
Stock-based awards	3,521	3,336
Bonus	10,128	11,137
Accrued vacation	2,653	2,295
Accrued profit sharing	161	1,707
Operating lease liabilities	11,126	8,115
Non-U.S. operating loss	13,166	2,411
Other	3,064	1,090
Total deferred income tax assets before valuation allowances	47,393	36,214
Less: valuation allowances	(2,247)	(2,412)
Total deferred income tax assets	45,146	33,802
Deferred income tax liabilities:
Property and equipment — tax over book depreciation	(48,194)	(45,332)
Non-U.S. intangible assets — tax over book amortization	(9,601)	(10,363)
Intangible assets — tax over book amortization	(5,200)	(4,013)
Right-of-use operating lease assets	(11,129)	(8,115)
Non-U.S. deferred income tax liabilities	—	(8,819)
Contract revenue adjustment	(17,303)	(4,790)
Other	(483)	(600)
Total deferred income tax liabilities	(91,910)	(82,032)
Net deferred income taxes	$(46,764)	$(48,230)
The Company determined that it is more-likely-than-not that it will not realize certain deferred tax assets related to net operating loss carryforwards on certain Canadian subsidiaries and therefore recorded a valuation allowance against the deferred tax assets for those entities.
Earnings from the Company’s Canadian subsidiaries are indefinitely reinvested in Canada, therefore as of December 31, 2024, the Company had no undistributed earnings or withholding deferral associated with its Canadian subsidiaries.
The Company is subject to taxation in various jurisdictions. The Company’s 2020 through 2023 tax returns are subject to examination by U. S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2019 through 2023.
The Company has recorded a liability for unrecognized tax benefits related to tax positions taken on its various income tax returns. If recognized, the entire amount of unrecognized tax benefits would favorably impact the effective tax rate that is reported in future periods. The decrease in the unrecognized tax benefits as of December 31, 2024 was primarily due to the lapses in the applicable statutes of limitations. The total unrecognized tax benefits is expected to be reduced by less than $0.2 million within the next 12 months. Interest and penalties related to uncertain income tax positions are included as a component of income tax expense in the Financial Statements.

The following is a reconciliation of the beginning and ending liability for unrecognized tax benefits at December 31:

(in thousands)	2024	2023
Balance at beginning of period	$417	$390
Gross increases (decreases) in current period tax positions	(122)	54
Reductions in tax positions due to lapse of statutory limitations	(30)	(27)
Balance at end of period	265	417
Accrued interest and penalties at end of period	24	107
Total liability for unrecognized tax benefits	$289	$524
The liability for unrecognized tax benefits, including accrued interest and penalties, was included in other liabilities on the accompanying consolidated balance sheets. The amount of interest and penalties charged or credited to income tax expense as a result of the unrecognized tax benefits was not significant in the years ended December 31, 2024, 2023 and 2022.
14. Commitments and Contingencies
Purchase Commitments
As of December 31, 2024, the Company had approximately $4.9 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur in 2025.
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

(in thousands)	2024	2023
Balance at beginning of period	$80,065	$80,039
Net increases in accrued self-insurance	90,586	86,093
Net payments made	(91,168)	(86,067)
Balance at end of period	$79,483	$80,065
Insurance expense, including premiums, for workers’ compensation, general liability, automobile liability, employee health benefits, and other coverages for the years ended December 31, 2024, 2023 and 2022 was $90.6 million, $88.3 million and $77.1 million, respectively.
Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of December 31, 2024, an aggregate of approximately $2.27 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $662.6 million as of December 31, 2024.
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
15. Stock-Based Compensation
The Company maintains two equity compensation plans under which stock-based compensation has been granted, the 2017 Long-Term Incentive Plan (Amended and Restated as of April 24, 2024) (the “LTIP”) and the 2007 Long-Term Incentive Plan (Amended and Restated as of May 1, 2014) (the “2007 LTIP” and, collectively with the LTIP, the “Long-Term Incentive Plans”). Upon the initial adoption of the LTIP in 2017, awards were no longer granted under the 2007 LTIP. The LTIP was approved by our shareholders and provides for grants of (a) incentive stock options qualified as such under U.S. federal income tax laws, (b) stock options that do not qualify as incentive stock options, (c) stock appreciation rights, (d) restricted stock awards, (e) restricted stock units, (f) performance awards, (g) phantom stock, (h) stock bonuses, (i) dividend equivalents, or (j) any combination of such awards. The LTIP permits the granting of up to 1,500,000 shares to directors, officers and other employees of the Company. Grants of awards to employees are approved by the Compensation Committee of the Board of Directors and grants to independent members of the Board of Directors are approved by the Board of Directors. All awards are made with an exercise price or base price, as the case may be, that is not less than the full fair market value per share on the date of grant. No stock option or stock appreciation right may be exercised more than 10 years from the date of grant.
Shares issued as a result of stock option exercises or stock grants are made available from authorized unissued shares of common stock or treasury stock.

Stock Options
The Company has not awarded any stock options since 2013, and in 2023 the Company's final outstanding and exercisable options were exercised or expired. Stock options granted to the Company’s employees or directors were granted with an exercise price equal to the market price of the Company’s stock on the date of grant. The Company used the Black-Scholes-Merton option-pricing model to estimate the fair value of options as of the date of grant. All stock options were fully expensed as of December 31, 2016.
Following is a summary of stock option activity for the two-year period ended December 31, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	2,709	$23.74
Exercised	(1,680)	$23.67
Expired	(160)	$19.37
Outstanding and Exercisable at December 31, 2022	869	$24.68	0.2 years	$63
Exercised	(827)	$24.68
Expired	(42)	$24.68
Outstanding and Exercisable at December 31, 2023	—	$—	0.0 years	$—
During the years ended December 31, 2023 and 2022, the intrinsic value of stock options exercised was $0.1 million.
Time-Vested Stock Awards
The company grants time-vested stock awards under the LTIP in the form of restricted stock awards, restricted stock units or equity-settled phantom stock. The grant date fair value of the time-vested stock awards is equal to the closing market price of the Company’s common stock on the date of grant. Time-vested stock awards granted under the LTIP to eligible employees in 2024 vest ratably on an annual basis, over three years. Time-vested stock awards granted under the LTIP to non-employee directors in 2024 vest over a one year period.
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
During the years ended December 31, 2024, 2023 and 2022, time-vested stock vesting activity settled in common stock had an intrinsic value, at the time of vesting, of $6.8 million, $7.3 million and $7.0 million, respectively.

Following is a summary of time-vested stock awards activity for the three-year period ended December 31, 2024:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2022	132,497	$44.88
Granted	45,992	$76.93
Vested	(73,373)	$42.47
Forfeited	(2,500)	$58.43
Outstanding unvested at December 31, 2022	102,616	$69.70
Granted	51,167	$117.60
Vested	(63,722)	$59.71
Forfeited	(9,323)	$90.75
Outstanding unvested at December 31, 2023	80,738	$105.50
Granted	40,723	$171.55
Vested	(42,554)	$99.52
Forfeited	(2,183)	$138.38
Outstanding unvested at December 31, 2024	76,724	$142.95
Performance Awards
The Company grants performance awards under the LTIP. Under these awards, shares of the Company’s common stock may be earned based on the Company’s performance compared to defined metrics. The number of shares earned under a performance award may vary from zero to 200% of the target shares awarded, based upon the Company’s performance compared to certain financial and other metrics. The metrics used for the grant are determined by the Compensation Committee of the Board of Directors and may be either based on internal measures such as the Company’s financial performance compared to target or on a market-based metric such as the Company’s stock performance compared to a peer group. Performance awards cliff vest upon attainment of at least the minimum stated performance targets and minimum service requirements and are paid in the Company’s common stock.
For performance awards, the Company recognizes stock-based compensation expense based on the grant date fair value of the award. The fair value of internal metric-based performance awards is determined by the closing stock price of the Company’s common stock on the date of the grant. The fair value of market-based performance awards is computed using a Monte Carlo simulation. Performance awards granted in 2024 are expensed over the service period of approximately 2.8 years. The Company adjusts the stock-based compensation expense related to internal metric-based performance awards according to its determination of the shares expected to vest at each reporting date. Stock-based compensation expense related to market metric-based performance awards is expensed at their grant date fair value regardless of performance.
During the years ended December 31, 2024, 2023 and 2022, performance award vesting activity settled in common stock had an intrinsic value, at the time of vesting, of $3.2 million, $12.0 million and $15.7 million, respectively.

Following is a summary of performance share award activity for the three-year period ended December 31, 2024:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2022	121,327	$50.06
Granted at target	31,603	$118.82
Adjusted for performance above target	78,684	$34.10
Vested	(157,368)	$34.10
Forfeited	(738)	$45.71
Outstanding unvested at December 31, 2022	73,508	$96.75
Granted at target	32,994	$136.54
Adjusted for performance above target	38,916	$80.07
Vested	(77,832)	$80.07
Forfeited	(8,468)	$108.24
Outstanding unvested at December 31, 2023	59,118	$128.29
Granted at target	29,566	$197.89
Adjusted for performance below target	(3,923)	$148.83
Vested	(23,323)	$118.75
Forfeited	(396)	$133.68
Outstanding unvested at December 31, 2024	61,042	$166.25
Stock-based Compensation Expense
The Company recognized stock-based compensation expense of approximately $8.5 million, $8.4 million and $7.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, in selling, general and administrative expenses on the Company’s consolidated statements of operations. As of December 31, 2024, there was approximately $12.6 million of unrecognized stock-based compensation expense related to awards granted under the Long-Term Incentive Plans. This included $6.9 million of unrecognized compensation cost related to unvested time-vested stock awards expected to be recognized over a remaining weighted average vesting period of approximately 1.5 years and $5.7 million of unrecognized compensation cost related to unvested performance awards, expected to be recognized over a remaining weighted average vesting period of approximately 1.5 years.
16. Employee Benefit Plans
The Company sponsors multiple defined contribution plans for eligible employees not covered by collective bargaining agreements. The plans include various features such as voluntary employee pre-tax and Roth-based contributions and matching contributions made by the Company. In addition, at the discretion of our Board of Directors, we may make additional profit sharing contributions to the plans. Company contributions under these defined contribution plans are based upon a percentage of income with limitations as defined by each plan. Total contributions for the years ended December 31, 2024, 2023 and 2022 amounted to $12.4 million, $15.9 million, and $15.7 million, respectively.
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees, who are represented by more than 300 local unions. The related collective-bargaining agreements between those organizations and the Company, which specify the rate at which the Company must contribute to the multi-employer defined pension plan, expire at different times between 2025 and 2027.

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
The following table summarizes plan information relating to the Company’s participation in multi-employer defined benefit pension plans, including company contributions for the last three years, the status under the Pension Protection Act of 2006, as amended by the Consolidated and Further Continuing Appropriations Act of 2015 (“PPA”) of the plans and whether the plans are subject to a funding improvement or rehabilitation plan, or contribution surcharges. The most recent zone status is for the plan’s year-end indicated in the table. The zone status is based on information that the Company received from the plan, as well as from publicly available information on the U.S. Department of Labor website. The PPA zone status for the plan year ended on December 31, 2024 has not been listed because Forms 5500 were not yet available. Among other factors, plans in the red “critical” zone are generally less than 65 percent funded, plans in the yellow “endangered” zone are between 65 and 80 percent funded, and plans in the green zone are at least 80 percent funded. Also listed in the table below are the Company’s contributions to defined contribution plans. Information in the table has been presented separately for individually significant plans and in the aggregate for all other plans.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status				Contributions to Plan for the Year ended December 31,			Funding Plan	Surcharge Imposed
		Status	Plan Year End	Status	Plan Year End	2024	2023	2022
						(in thousands)
Defined Benefit Plans:
Southern California IBEW-NECA Pension Trust Fund	95-6392774 001	Yellow	6/30/2023	Yellow	6/30/2022	$46,185	$51,136	$40,810	Yes	No
Eighth District Electrical Pension Fund	84-6100393 001	Green	3/31/2024	Green	3/31/2023	16,736	15,158	15,097	No	No
National Electrical Benefit Fund	53-0181657 001	Green	12/31/2023	Green	12/31/2022	14,127	14,598	13,804	No	No
IBEW Local 332 Pension Plan Part A	94-2688032 004	Green	12/31/2023	Green	12/31/2022	9,552	4,292	5,723	No	No
IBEW Local 769 Management Pension Plan A	86-6049763 001	Green	6/30/2023	Green	6/30/2022	6,545	5,222	5,061	No	No
IBEW Local Union 1249 Pension Fund	15-6035161 001	Green	12/31/2023	Green	12/31/2022	1,600	5,706	3,791	No	No
Laborers Local Union 158 Pension Fund	23-6580323 001	Green	12/31/2023	Green	12/31/2022	1,494	3,246	256	No	No
Defined Contribution Plans:
National Electrical Annuity Plan	52-6132372 001		n/a		n/a	34,859	30,758	36,982	n/a	n/a
Eighth District Electrical Pension Fund Annuity Plan	84-6100393 002		n/a		n/a	4,081	3,624	3,347	n/a	n/a
San Mateo Country Electrical Construction Industry Retirement Plan	51-6052127 001		n/a		n/a	2,973	4,752	2,953	n/a	n/a
All other plans:						29,535	40,716	28,014
Total contributions:						$167,687	$179,208	$155,838
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

One of the Company’s subsidiaries was listed in the Eighth District Electrical Pension Fund’s Form 5500 as providing more than five percent of the total contributions to that plan or was one of the top-ten highest contributors to that plan, for the plan years ended March 31, 2024, 2023 and 2022, in the National Electrical Benefit Fund’s Form 5500 as providing more than five percent of the total contributions to that plan or was one of the top-ten highest contributors to that plan, for the plan years ended December 31, 2023 and 2022, and in the IBEW local 769 Management Pension Plan A’s Form 5500 as providing more than five percent of the total contributions to that plan or was one of the top-ten highest contributors to that plan, for the plan years ended June 30, 2023, 2022 and 2021. Another of the company’s subsidiaries was listed in the Southern California IBEW-NECA Pension Trust Fund Plan’s Form 5500 as providing more than five percent of the total contributions to that plan or was one of the top-ten highest contributors to that plan, for the plan year ended June 30, 2023, 2022 and 2021, and in the IBEW Local 332 Pension Plan Part A’s Form 5500 as providing more than five percent of the total contributions to that plan or was one of the top-ten highest contributors to that plan, for the plan years ended December 31, 2023 and 2022. The Company also had a subsidiary that was listed in the Laborers Local Union 158 Pension Fund's Form 5500 as providing more than five percent of the total contributions to that plan or was one of the top-ten highest contributors to that plan, for the plan year ended December 31, 2023.
17. Segment Information
MYR Group is a holding company of specialty contractors serving electrical utility infrastructure and commercial construction markets in the United States and Canada. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. For the CODM’s primary allocation of resources and performance assessment, he receives revenue and income for operations, by segment and excluding general corporate expenses, over multiple time periods, along with a comparison to the corresponding budgeted and prior year totals. General corporate expenses include corporate facility and staffing costs, which includes safety costs, professional fees, IT expenses and certain management fees. The CODM also considers many other factors, such as contract terms, individual project performance, project location and other items when determining performance measurement and resource allocation.
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

The information in the following tables are derived from the segment’s internal financial reports used for corporate management purposes:

	For the Year ended December 31, 2024
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$1,880,501	$1,481,789	$—	$3,362,290
Operating costs (1)	1,811,127	1,433,748	63,333	3,308,208
Income from operations	69,374	48,041	(63,333)	54,082
Other income (expense):
Interest income				415
Interest expense				(6,525)
Other income (expense), net				(1,479)
Income before provision for income taxes				46,493
Income tax expense				16,230
Net income				$30,263

	For the Year ended December 31, 2023
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$2,089,196	$1,554,709	$—	$3,643,905
Operating costs (1)	1,939,493	1,508,820	66,499	3,514,812
Income from operations	149,703	45,889	(66,499)	129,093
Other income (expense):
Interest income				888
Interest expense				(4,939)
Other income (expense), net				(38)
Income before provision for income taxes				125,004
Income tax expense				34,014
Net income				$90,990

	For the Year ended December 31, 2022
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$1,745,792	$1,262,750	$—	$3,008,542
Operating costs (1)	1,606,906	1,219,591	67,138	2,893,635
Income from operations	138,886	43,159	(67,138)	114,907
Other income (expense):
Interest income				187
Interest expense				(3,563)
Other income (expense), net				2,673
Income before provision for income taxes				114,204
Income tax expense				30,823
Net income				$83,381
(1) Operating costs include T&D, C&I and general corporate portion of contract costs, selling, general and administrative expenses, amortization of intangible assets and gain on sale of property and equipment. The expenses found in these other segment items are generally viewed as operating costs by the CODM and are not considered individually significant segment reporting items.

The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Identifiable assets, consisting of contract receivables, contract assets, construction materials inventory, goodwill and intangibles for each segment are as follows as of December 31:

(in thousands)	2024	2023
T&D	$601,546	$632,788
C&I	539,687	502,451
General Corporate	432,826	443,507
	$1,574,059	$1,578,746
An allocation of total depreciation, including depreciation of shared construction equipment, and amortization to each segment is as follows:

	For the Year ended December 31,
(in thousands)	2024	2023	2022
Depreciation and amortization
T&D	$56,624	$51,470	$50,825
C&I	8,565	7,668	7,345
	$65,189	$59,138	$58,170
As of December 31, 2024 and 2023, there were $177.9 million and $169.0 million, respectively, of identifiable assets attributable to Canadian operations.
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
Net income and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	For the Year ended December 31,
(in thousands, except per share data)	2024	2023	2022
Numerator:
Net income	$30,263	$90,990	$83,381
Denominator:
Weighted average common shares outstanding	16,467	16,682	16,760
Weighted average dilutive securities	59	155	220
Weighted average common shares outstanding, diluted	16,526	16,837	16,980
Net income per share:
Basic	$1.84	$5.45	$4.98
Diluted	$1.83	$5.40	$4.91

For the years ended December 31, 2024, 2023 and 2022, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would have been anti-dilutive. The following table summarizes the shares of common stock underlying the Company’s unvested time-vested stock awards and performance awards that were excluded from the calculation of dilutive securities:

(in thousands)	2024	2023	2022
Time-vested stock awards	35	—	—
Performance awards	30	13	13
Share Repurchase Program
On May 6, 2024, the Company announced that its Board of Directors had authorized a new $75.0 million share repurchase program (the "Repurchase Program") which became effective on May 9, 2024. The Repurchase Program expired on November 8, 2024. The Company’s prior $75.0 million repurchase program that commenced on November 9, 2023 expired on May 8, 2024.
During 2024 the Company repurchased 643,549 shares of its common stock under multiple repurchase programs at a weighted-average price of $116.54 per share. During 2023 the Company repurchased 25,042 shares of its common stock under multiple repurchase programs at a weighted-average price of $114.55 per share. All of the shares repurchased were retired. The shares repurchased resulted in no change to authorized shares and an increase to unissued shares. As of December 31, 2024, the Company had exhausted substantially all of the funds available to repurchase shares of the Company’s common stock under the Repurchase Program.
During 2024 and 2023, the Company repurchased 36,397 and 76,150 shares of stock, respectively, for approximately $5.9 million and $7.9 million, respectively, from its employees to satisfy tax obligations on shares vested under the LTIP. All of the shares repurchased were retired and returned to authorized but unissued stock.
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
Management, together with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance related to the matters stated in the above paragraph as of December 31, 2024.
Management’s Evaluation of Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective, as of December 31, 2024, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Management’s annual report on internal control over financial reporting is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

In addition, Crowe LLP, an independent registered public accounting firm, audited and reported on the 2024 Financial Statements included in this Annual Report on Form 10-K, and has issued an attestation report on our internal control over financial reporting. The report is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
None of the Company’s directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s quarter ended December 31, 2024.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this Item 10 related to our directors is incorporated by reference to the information to be included under “Proposal 1. Election of Two Class III Director Nominees for One-Year Terms” of our definitive Proxy Statement for our Annual Meeting of Shareholders expected to be held April 24, 2025 (the “2025 Proxy Statement”). Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information to be included under the heading “Nominating, Environmental, Social and Corporate Governance Committee Matters and “2025 Annual Meeting of Shareholders” in the 2025 Proxy Statement. There were no material changes to the procedures by which security holders may recommend nominees to our board of directors in 2024. Information about our Audit Committee, including its members, and our Audit Committee financial experts, is incorporated by reference to the information to be included under the headings “Corporate Governance—Committee Membership and Meeting Attendance” and “Audit Committee Matters” in the 2025 Proxy Statement. Information related to our executive officers is contained in the section entitled “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K.
Information regarding our insider trading policies and procedures is incorporated by reference to the information to be included under the heading “Insider Trading Policy” in the 2025 Proxy Statement.
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
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference to the information to be included in the 2025 Proxy Statement under the headings “Proposal 1. Election of Two Class III Director Nominees for One-Year Terms - Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Compensation Committee Matters”.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Compensation Plan Information
The following table sets forth certain information regarding our 2017 Long-Term Incentive Plan (Amended and Restated as of April 24, 2024) (the “LTIP”) as of December 31, 2024.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a)) (c)
Equity compensation plans approved by security holders	222,134	(1)	$—	1,135,271	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	222,134	(1)	—	1,135,271	(2)
___________________________________________
(1)    Includes (i) 145,410 shares subject to outstanding performance share awards granted in 2022, 2023 and 2024 under the LTIP (actual performance for 2022 which vested on December 31, 2024 and were issued on February 19, 2025 and assumes maximum performance for 2023 and 2024) and (ii) 76,724 shares subject to outstanding restricted stock units granted under the LTIP.
(2)    Reflects securities remaining available for future issuance under our LTIP.

Other information required by this Item 12 is incorporated by reference to the information to be included in the 2025 Proxy Statement under the headings “Ownership of Equity Securities.”
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the information to be included in the 2025 Proxy Statement under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance — Director Independence.”
Item 14.    Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to the information to be included in the 2025 Proxy Statement under the heading “Audit Committee Matters.”

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

4.1	Specimen Common Stock Certificate, incorporated by reference to exhibit 4.2 of the Company’s Registration Statement on Form S-1/A (File No. 333-148864), filed with the SEC on July 14, 2008
4.2	Description of Securities, incorporated by reference to exhibit 4.2 of the Company’s Annual Report on Form 10-K (File No. 001-08325), filed with the SEC on February 28, 2024
10.1
Form of Indemnification Agreement for Directors and Officers, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on May 11, 2011+

10.2
MYR Group Senior Management Incentive Plan, Amended and Restated as of May 1, 2014, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on May 7, 2014+

10.3
Employment Agreement, dated April 29, 2015 between the Company and Tod Cooper, incorporated by reference to exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001- 08325), filed with the SEC on March 3, 2016+

10.4
Amendment to the Employment Agreement, dated January 1, 2017, between the Company and Richard S. Swartz, Jr., incorporated by reference to exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+

10.5
Amendment to the Employment Agreement, dated January 1, 2017, between the Company and Tod M. Cooper, incorporated by reference to exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-08325), filed with the SEC on March 9, 2017+

10.6
Amendment to the Amended and Restated Employment Agreement, dated April 11, 2017, between the Company and Richard S. Swartz, Jr., incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 3, 2017+

Number	Description
10.7
Employment Agreement, dated January 21, 2019, between the Company and William F. Fry, incorporated by reference to exhibit 10.33 of the Company’s Annual Report on Form 10-K (File No. 001-08325), filed with the SEC on March 6, 2019+

10.8
Form of Non-Employee Directors Restricted Stock Unit Award Agreement under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 31, 2019+

10.9
Asset Purchase Agreement, dated as of July 15, 2019, by and among MYR Group, Inc., certain subsidiaries of MYR Group, Inc., as purchasers, and CSI Electrical Contractors, Inc., incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 31, 2019

10.10
Form of Restricted Stock Unit Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on April 27, 2022+

10.11
Form of Performance Shares Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on April 27, 2022+

10.12
Employment Agreement, dated January 9, 2023 between the Company and Kelly M. Huntington, incorporated by reference to exhibit 10.27 of the Company’s Annual Report on Form 10-K (File No. 001-08325), filed with the SEC on February 22, 2023+

10.13
Employment Agreement, dated May 1, 2023, between the Company and Don A. Egan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 26, 2023+

10.14
Third Amended and Restated Credit Agreement, dated May 31, 2023, by and among MYR Group Inc., the lenders party thereto, Bank of Montreal, CIBC Bank USA, TD Bank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 26, 2023

10.15
Employment Agreement, dated March 1, 2024 between the Company and Brian K. Stern, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 1, 2024+

10.16
Form of Performance Shares Award Agreement (Named Executive Officer), incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 1, 2024+

10.17
Form of Restricted Stock Unit Award Agreement (Named Executive Officer), incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 1, 2024+

10.18
MYR Group Inc. 2017 Long-Term Incentive Plan (Amended and Restated as of April 24, 2024), incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-08325), filed with the SEC on April 29, 2024+

10.19
Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated May 21, 2024, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 31, 2024

19.1	Insider Trading Policy†
21.1	List of Subsidiaries†
23.1	Consent of Crowe LLP†
24.1	Power of Attorney†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350††
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350††
97.1	Compensation Clawback Policy, incorporated by reference to exhibit 97.1 of the Company’s Annual Report on Form 10-K (File No. 001-08325), filed with the SEC on February 28, 2024
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*

Number	Description
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)
___________________________________________
†    Filed herewith.
††    Furnished herewith.
+    Indicates management contract or compensatory plan or arrangement.
*    Electronically filed.
Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYR GROUP INC. (Registrant)

/s/ KELLY M. HUNTINGTON
February 26, 2025	Name:	Kelly M. Huntington
	Title:	Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
*	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
Richard S. Swartz
/s/ KELLY M. HUNTINGTON	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2025
Kelly M. Huntington
*	Chair of the Board of Directors	February 26, 2025
Kenneth M. Hartwick
*	Director	February 26, 2025
Bradley T. Favreau
*	Director	February 26, 2025
Ajoy H. Karna
*	Director	February 26, 2025
Jennifer E. Lowry
*	Director	February 26, 2025
Donald C.I. Lucky
*	Director	February 26, 2025
Shirin S. O'Connor
*	Director	February 26, 2025
William D. Patterson

*By:	/s/ KELLY M. HUNTINGTON	February 26, 2025
(Kelly M. Huntington) (Attorney-in-fact)