Form 10-Q
period 2025-03-31
MYR GROUP INC.
filed 2025-04-30
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 25, 2025, there were 15,522,834 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,896	$3,464
Accounts receivable, net of allowances of $958 and $1,129, respectively	569,105	653,069
Contract assets, net of allowances of $516 and $422, respectively	341,630	301,942
Current portion of receivable for insurance claims in excess of deductibles	9,519	9,081
Refundable income taxes	2,570	4,638
Prepaid expenses and other current assets	34,508	42,468
Total current assets	968,228	1,014,662
Property and equipment, net of accumulated depreciation of $395,213 and $387,223, respectively	273,823	278,226
Operating lease right-of-use assets	42,363	42,648
Goodwill	113,043	112,983
Intangible assets, net of accumulated amortization of $35,775 and $34,573, respectively	74,546	75,691
Receivable for insurance claims in excess of deductibles	34,420	34,553
Deferred income taxes	5,741	5,734
Investment in joint ventures	3,763	3,730
Other assets	6,134	5,832
Total assets	$1,522,061	$1,574,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,457	$4,363
Current portion of operating lease obligations	12,192	12,141
Current portion of finance lease obligations	938	1,046
Accounts payable	286,228	295,476
Contract liabilities	292,641	321,958
Current portion of accrued self-insurance	25,414	25,883
Accrued income taxes	5,161	196
Other current liabilities	111,716	87,837
Total current liabilities	738,747	748,900
Deferred income tax liabilities	52,516	52,498
Long-term debt	82,702	70,018
Accrued self-insurance	53,070	53,600
Operating lease obligations, net of current maturities	30,140	30,496
Finance lease obligations, net of current maturities	1,744	1,930
Other liabilities	14,470	16,257
Total liabilities	973,389	973,699
Commitments and contingencies
Shareholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 15,521,800 and 16,121,901 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	155	161
Additional paid-in capital	152,898	159,133
Accumulated other comprehensive loss	(12,529)	(12,651)
Retained earnings	408,148	453,717
Total shareholders’ equity	548,672	600,360
Total liabilities and shareholders’ equity	$1,522,061	$1,574,059
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended March 31,
(in thousands, except per share data)	2025	2024
Contract revenues	$833,620	$815,562
Contract costs	736,719	729,319
Gross profit	96,901	86,243
Selling, general and administrative expenses	62,524	62,233
Amortization of intangible assets	1,188	1,228
Gain on sale of property and equipment	(1,101)	(1,489)
Income from operations	34,290	24,271
Other income (expense):
Interest income	191	142
Interest expense	(1,414)	(1,054)
Other expense, net	(300)	(263)
Income before provision for income taxes	32,767	23,096
Income tax expense	9,459	4,157
Net income	$23,308	$18,939
Income per common share:
—Basic	$1.46	$1.13
—Diluted	$1.45	$1.12
Weighted average number of common shares and potential common shares outstanding:
—Basic	15,994	16,711
—Diluted	16,056	16,837

Net income	$23,308	$18,939
Other comprehensive income (loss):
Foreign currency translation adjustment	122	(2,472)
Other comprehensive income (loss)	122	(2,472)
Total comprehensive income	$23,430	$16,467
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
(in thousands)	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2023	$—	16,684	$167	$162,386	$(3,880)	$492,529	$651,202
Net income	—	—	—	—	—	18,939	18,939
Stock issued under compensation plans, net	—	114	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	1,917	—	—	1,917
Shares repurchased related to tax withholding for stock-based compensation	—	(36)	(1)	(5,511)	—	(354)	(5,866)
Other comprehensive loss	—	—	—	—	(2,472)	—	(2,472)
Balance at March 31, 2024	$—	16,762	$167	$158,791	$(6,352)	$511,114	$663,720

Balance at December 31, 2024	$—	16,122	$161	$159,133	$(12,651)	$453,717	$600,360
Net income	—	—	—	—	—	23,308	23,308
Stock issued under compensation plans, net	—	58	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	2,333	—	—	2,333
Shares repurchased related to tax withholding for stock-based compensation	—	(19)	(1)	(2,264)	—	(186)	(2,451)
Share repurchases under share repurchase program	—	(639)	(6)	(6,303)	—	(68,691)	(75,000)
Other comprehensive income	—	—	—	—	122	—	122
Balance at March 31, 2025	$—	15,522	$155	$152,898	$(12,529)	$408,148	$548,672
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$23,308	$18,939
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	15,005	14,602
Amortization of intangible assets	1,188	1,228
Stock-based compensation expense	2,333	1,917
Gain on sale of property and equipment	(1,101)	(1,489)
Other non-cash items	71	656
Changes in operating assets and liabilities:
Accounts receivable, net	84,015	(6,009)
Contract assets, net	(39,618)	(30,962)
Receivable for insurance claims in excess of deductibles	(305)	197
Other assets	9,509	13,409
Accounts payable	(7,831)	(30,990)
Contract liabilities	(29,337)	30,758
Accrued self-insurance	(1,000)	(4,426)
Other liabilities	27,049	(140)
Net cash flows provided by operating activities	83,286	7,690
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,176	1,879
Purchases of property and equipment	(13,066)	(25,783)
Net cash flows used in investing activities	(10,890)	(23,904)
Cash flows from financing activities:
Borrowings under revolving lines of credit	230,695	121,745
Repayments under revolving lines of credit	(215,761)	(117,463)
Payment of principal obligations under equipment notes	(2,156)	(2,591)
Payment of principal obligations under finance leases	(299)	(275)
Repurchase of common stock	(75,000)	—
Payments related to tax withholding for stock-based compensation	(2,451)	(5,866)
Net cash flows used in financing activities	(64,972)	(4,450)
Effect of exchange rate changes on cash	8	(324)
Net increase (decrease) in cash and cash equivalents	7,432	(20,988)
Cash and cash equivalents:
Beginning of period	3,464	24,899
End of period	$10,896	$3,911
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
Basis of Presentation
Interim Consolidated Financial Information
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income (loss), shareholders’ equity and cash flows with respect to the interim consolidated financial statements, have been included. Certain reclassifications were made to prior year amounts to conform to the current year presentation. The consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements as of that date. The results of operations and comprehensive income (loss) are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 26, 2025 (the "2024 Annual Report").
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.
The most significant estimates are related to estimates of costs to complete contracts, variable consideration inclusive of pending change orders and claims, shared savings, insurance reserves, income tax reserves, estimates surrounding stock-based compensation, the recoverability of goodwill and intangibles and allowance for doubtful accounts. The Company estimates a cost accrual every quarter that represents costs incurred but not invoiced for services performed or goods delivered during the period, and estimates revenue from the contract cost portion of these accruals based on current gross margin rates to be consistent with its cost method of revenue recognition.
The Company estimates costs to complete on fixed price contracts which are determined on an individual contract basis by evaluating each project’s status as of the balance sheet date, and using our historical experience with the level of effort required to complete the underlying project. Claims and change orders are measured based on our historical experience with individual customers and similar contracts, and are evaluated by management individually. The Company includes these estimated amounts of variable consideration to the extent that it is probable there will not be a significant reversal of revenue.

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
As of March 31, 2025 and December 31, 2024, the Company had recognized revenues of $36.0 million and $46.0 million, respectively, related to large change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended March 31, 2025, net changes in estimates pertaining to certain projects decreased consolidated gross margin by 1.1%, which resulted in decreases in operating income of $8.7 million, net income of $6.3 million and diluted earnings per common share of $0.39. Additional discussion on the impact of these estimate changes can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations.”
During the three months ended March 31, 2024, net changes in estimates pertaining to certain projects decreased consolidated gross margin by 1.2%, which resulted in decreases in operating income of $9.8 million, net income of $6.9 million and diluted earnings per common share of $0.41.
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and intercompany loans that are not deemed long-term investment accounts are recorded in the “other income (expense), net” line on the Company’s consolidated statements of operations. Foreign currency losses, recorded in other income (expense), net, for the three months ended March 31, 2025 and 2024 were $0.3 million. Foreign currency translation gains and losses, arising from intercompany loans that are deemed long-term investment accounts, are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.5 million as of March 31, 2025 and $0.4 million as of December 31, 2024.
Contract assets consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024	Change
Unbilled revenue, net	$172,618	$149,449	$23,169
Contract retainages, net	169,012	152,493	16,519
Contract assets, net	$341,630	$301,942	$39,688
The Company’s consolidated balance sheets present contract liabilities that contain deferred revenue and an accrual for contracts in a loss provision.
Contract liabilities consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024	Change
Deferred revenue	$284,951	$312,632	$(27,681)
Accrued loss provision	7,690	9,326	(1,636)
Contract liabilities	$292,641	$321,958	$(29,317)
The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	March 31, 2025	December 31, 2024	Change
Contract assets, net	$341,630	$301,942	$39,688
Contract liabilities	(292,641)	(321,958)	29,317
Net contract assets	$48,989	$(20,016)	$69,005
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances was $58.9 million for the three months ended March 31, 2025. The amounts of revenue recognized in the period that were included in the opening contract liability balances was $28.6 million for the three months ended March 31, 2024. This revenue consists primarily of work performed on previous billings to customers.

The net asset position for contracts in process consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Costs and estimated earnings on uncompleted contracts	$7,644,144	$7,627,894
Less: billings to date	7,756,477	7,791,077
	$(112,333)	$(163,183)
The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

(in thousands)	March 31, 2025	December 31, 2024
Unbilled revenue	$172,618	$149,449
Deferred revenue	(284,951)	(312,632)
	$(112,333)	$(163,183)

3. Lease Obligations
From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from less than one to nine years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At March 31, 2025, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.
The following is a summary of the lease-related assets and liabilities recorded:

		March 31, 2025	December 31, 2024
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$42,363	$42,648
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	2,850	3,215
Total right-of-use lease assets		$45,213	$45,863

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$12,192	$12,141
Finance lease obligations	Current portion of finance lease obligations	938	1,046
Total current obligations		13,130	13,187
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	30,140	30,496
Finance lease obligations	Finance lease obligations, net of current maturities	1,744	1,930
Total non-current obligations		31,884	32,426
Total lease obligations		$45,014	$45,613

The following is a summary of the lease terms and discount rates:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term - finance leases	3.1 years	3.3 years
Weighted-average remaining lease term - operating leases	3.8 years	3.7 years
Weighted-average discount rate - finance leases	3.9%	3.9%
Weighted-average discount rate - operating leases	4.0%	4.0%
The following is a summary of certain information related to the lease costs for finance and operating leases:

(in thousands)	Three months ended March 31,
	2025	2024
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$249	$147
Interest on lease liabilities	29	16
Operating lease cost	4,262	3,713
Variable lease costs	104	93
Total lease cost	$4,644	$3,969
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Three months ended March 31,
(in thousands)	2025	2024
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,242	$3,650
Right-of-use asset obtained in exchange for new operating lease obligations	$4,669	$4,864
The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under financial leases, less interest, and under operating leases, less imputed interest, as of March 31, 2025 were as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations
Remainder of 2025	$817	$12,679	$13,496
2026	830	13,804	14,634
2027	830	8,734	9,564
2028	370	7,163	7,533
2029	—	4,654	4,654
2030	—	1,368	1,368
Thereafter	—	1,005	1,005
Total minimum lease payments	2,847	49,407	52,254
Financing component	(165)	(7,075)	(7,240)
Net present value of minimum lease payments	2,682	42,332	45,014
Less: current portion of finance and operating lease obligations	(938)	(12,192)	(13,130)
Long-term finance and operating lease obligations	$1,744	$30,140	$31,884

The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
Certain subsidiaries of the Company have ongoing operating leases for facilities that were entered into or extended with third-party companies that, are or were, owned in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at or below market rental rates. Lease expense associated with these leases was $0.6 million for the three months ended March 31, 2025 and $0.6 million for the three months ended March 31, 2024. As of March 31, 2025, the minimum lease payments required under these leases totaled $9.3 million, which are due over the next 4.4 years.
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
As of March 31, 2025 and December 31, 2024, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of March 31, 2025 and December 31, 2024, the fair value of the Company’s long-term debt and finance lease obligations was based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at March 31, 2025 and December 31, 2024, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying value of the Company’s finance lease obligations also approximated fair value.
5. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

(dollar amounts in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of March 31, 2025	Outstanding Balance as of December 31, 2024
Credit Agreement
Revolving loans	5/31/2023	Variable	Variable	5	$73,329	$58,395

Equipment Notes
Equipment Note 10	8/26/2022	4.32%	Semi-annual	5	13,804	15,957
Other equipment note	4/11/2022	4.55%	Monthly	5	26	29
					13,830	15,986
Total debt					87,159	74,381
Less: current portion of long-term debt					(4,457)	(4,363)
Long-term debt					$82,702	$70,018

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
Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.25% to 1.00%; or (2) the Term Benchmark Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 2.00%. The applicable margin is determined based on the Company’s Net Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.25% to 2.00% for non-performance letters of credit or 0.625% to 1.00% for performance letters of credit, based on the Company’s Net Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.30%, based on the Company’s Net Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s Net Leverage Ratio, after giving pro forma effect thereto, exceeds 2.75. The weighted average interest rate on borrowings outstanding on the Facility was 5.55% and 7.56%, per annum, for the three months ended March 31, 2025 and 2024, respectively.
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of March 31, 2025.
As of March 31, 2025, the Company had $73.3 million of borrowings outstanding under the Facility and letters of credit outstanding under the Facility of $34.5 million, including $29.8 million related to the Company's payment obligation under its insurance programs and $4.7 million related to contract performance obligations.
As of December 31, 2024, the Company had $58.4 million of borrowings outstanding under the Facility and letters of credit outstanding under the Facility of $37.3 million, including $32.6 million related to the Company's payment obligation under its insurance programs and $4.7 million related to contract performance obligations.
The Company had remaining deferred debt issuance costs related to the Facility totaling $1.6 million and $2.1 million as of March 31, 2025 and 2024, respectively. As permitted, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the Facility.
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

As of March 31, 2025, the Company had one Equipment Note outstanding under the Master Loan Agreements that is collateralized by equipment and vehicles owned by the Company. As of March 31, 2025, the Company had one other equipment note outstanding that is collateralized by a vehicle owned by the Company. The following table sets forth our remaining principal payments for all of the Company’s outstanding equipment notes as of March 31, 2025:

(in thousands)	Future Equipment Notes Principal Payments
Remainder of 2025	$2,208
2026	4,554
2027	7,068
2028	—
2029	—
2030	—
Total future principal payments	13,830
Less: current portion of equipment notes	(4,457)
Long-term principal obligations	$9,373
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

The components of the Company’s revenue by contract type for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31, 2025
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$173,450	37.6%	$293,805	79.0%	$467,255	56.0%
Unit price	152,102	32.9	17,667	4.8	169,769	20.4
T&E	136,217	29.5	60,379	16.2	196,596	23.6
	$461,769	100.0%	$371,851	100.0%	$833,620	100.0%

	Three months ended March 31, 2024
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$243,000	49.5%	$264,800	81.5%	$507,800	62.3%
Unit price	136,125	27.8	16,336	5.0	152,461	18.7
T&E	111,270	22.7	44,031	13.5	155,301	19.0
	$490,395	100.0%	$325,167	100.0%	$815,562	100.0%
The components of the Company’s revenue by market type for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended March 31, 2025			Three months ended March 31, 2024
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$269,773	32.4%	T&D	$313,926	38.5%	T&D
Distribution	191,996	23.0	T&D	176,469	21.6	T&D
Electrical construction	371,851	44.6	C&I	325,167	39.9	C&I
Total revenue	$833,620	100.0%		$815,562	100.0%
Remaining Performance Obligations
As of March 31, 2025, the Company had $2.37 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. The timing of when remaining performance obligations are recognized is evaluated quarterly and is largely driven by the estimated start date and duration of the underlying projects.
The following table summarizes the amount of remaining performance obligations as of March 31, 2025 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months.

	Remaining Performance Obligations at March 31, 2025
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months
T&D	$619,554	$588,553	$31,001
C&I	1,746,705	1,326,030	420,675
Total	$2,366,259	$1,914,583	$451,676

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
7. Income Taxes
The U.S. federal statutory tax rate was 21% for each of the three months ended March 31, 2025 and 2024. The Company’s effective tax rate for the three months ended March 31, 2025 was 28.9% of pretax income compared to the effective tax rate for the three months ended March 31, 2024 of 18.0%.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rates for the three months ended March 31, 2025 was primarily due to permanent difference items and state income taxes.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rates for the three months ended March 31, 2024 was primarily due to a favorable impact from stock compensation excess tax benefits partially offset by state income taxes, Canadian taxes and other permanent difference items.
The Company has recorded a liability for unrecognized tax benefits of approximately $0.4 million and $0.3 million as of March 31, 2025 and December 31, 2024, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.
The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three months ended March 31, 2025 and 2024.
The Company is subject to taxation in various jurisdictions. The Company’s 2020 through 2023 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2019 through 2023.
8. Commitments and Contingencies
Purchase Commitments
As of March 31, 2025, the Company had approximately $14.2 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur in 2025.
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

Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of March 31, 2025, an aggregate of approximately $2.40 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $684.2 million as of March 31, 2025.
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

During the three months ended March 31, 2025, the Company granted time-vested stock awards covering 60,598 shares of common stock under the LTIP, which vest ratably over three years for employee awards, at a weighted average grant date fair value of $127.04. During the three months ended March 31, 2025, time-vested stock awards covering 34,649 shares of common stock vested at a weighted average grant date fair value of $130.50.
During the three months ended March 31, 2025, the Company granted 53,678 performance share awards under the LTIP at target, which will cliff vest, if earned, on December 31, 2027, at a weighted average grant date fair value of $148.73. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares granted, based upon the Company’s performance compared to certain financial and other metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to targets, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards granted cliff vest following the performance period if the stated performance targets and minimum service requirements are attained and are paid in shares of the Company’s common stock.
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
10. Segment Information
MYR Group is a holding company of specialty contractors serving electrical utility infrastructure and commercial construction markets in the United States and Canada. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. For the CODM’s primary allocation of resources and performance assessment, he receives revenue and income from operations, by segment and excluding general corporate expenses, over multiple time periods, along with a comparison to the corresponding budgeted and prior year totals. General corporate expenses include corporate facility and staffing costs, which includes safety costs, professional fees, IT expenses and certain management fees. The CODM also considers many other factors, such as contract terms, individual project performance, project location and other items when determining performance measurement and resource allocation.
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

The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	For the Three Months Ended March 31, 2025
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$461,769	$371,851	$—	$833,620
Operating costs (1)	425,548	354,474	19,308	799,330
Income from operations	36,221	17,377	(19,308)	34,290
Other income (expense):
Interest income				191
Interest expense				(1,414)
Other expense, net				(300)
Income before provision for income taxes				32,767
Income tax expense				9,459
Net income				$23,308

	For the Three Months Ended March 31, 2024
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$490,395	$325,167	$—	$815,562
Operating costs (1)	460,558	313,744	16,989	791,291
Income from operations	29,837	11,423	(16,989)	24,271
Other income (expense):
Interest income				142
Interest expense				(1,054)
Other expense, net				(263)
Income before provision for income taxes				23,096
Income tax expense				4,157
Net income				$18,939
(1) Operating costs include T&D, C&I and general corporate portion of contract costs, selling, general and administrative expenses, amortization of intangible assets and gain on sale of property and equipment. The expenses found in these other segment items are generally viewed as operating costs by the CODM and are not considered individually significant segment reporting items.
The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Identifiable assets, consisting of contract receivables, contract assets, construction materials inventory, goodwill and intangibles. As of March 31, 2025 and December 31, 2024, there were $176.6 million and $177.9 million, respectively, of identifiable assets attributable to Canadian operations. The table below reflects the identifiable assets for each segment.

(in thousands)	March 31, 2025	December 31, 2024
T&D	$577,246	$601,546
C&I	517,206	539,687
General Corporate	427,609	432,826
	$1,522,061	$1,574,059

An allocation of total depreciation, including depreciation of shared construction equipment, and amortization to each segment is as follows:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Depreciation and amortization
T&D	$14,038	$13,882
C&I	2,155	1,948
	$16,193	$15,830
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
Net income and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended March 31,
(in thousands, except per share data)	2025	2024
Numerator:
Net income	$23,308	$18,939

Denominator:
Weighted average common shares outstanding	15,994	16,711
Weighted average dilutive securities	62	126
Weighted average common shares outstanding, diluted	16,056	16,837

Income per common share:
Basic	$1.46	$1.13
Diluted	$1.45	$1.12
For the three months ended March 31, 2025 and 2024, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would have been anti-dilutive.
The following table summarizes the shares of common stock underlying the Company’s unvested time-vested stock awards and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended March 31,
(in thousands)	2025	2024
Time-vested stock awards	—	36
Performance awards	30	30

Share Repurchases
During the three months ended March 31, 2025, the Company repurchased 18,866 shares of stock, for approximately $2.5 million, from its employees to satisfy tax obligations on shares vested under the LTIP. During the three months ended March 31, 2024, the Company repurchased 36,397 shares of stock, for approximately $5.9 million, from its employees to satisfy tax obligations on shares vested under the LTIP.
On February 26, 2025, the Company announced that its Board of Directors had approved a new $75.0 million share repurchase program (the "Repurchase Program"). The Repurchase Program will expire on September 5, 2025, or when the authorized funds are exhausted, whichever is earlier. During the three months ended March 31, 2025, the Company repurchased 639,207 shares of its common stock under the Repurchase Program, at a weighted-average price of $117.33 per share. As of March 31, 2025, the Company had exhausted substantially all of the funds available to repurchase shares of the Company’s common stock under the Repurchase Program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying unaudited consolidated financial statements and with our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein under the captions “Cautionary Statement Concerning Forward-Looking Statements and Information” and “Risk Factors,” as well as in the 2024 Annual Report. We assume no obligation to update any of these forward-looking statements.
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
We believe legislative actions aimed at supporting infrastructure improvements in the United States may positively impact long-term demand, particularly in connection with electric power infrastructure, expansion of domestic manufacturing, transportation and clean energy spending. We believe legislative actions are likely to provide greater long-term opportunity in both of our reporting segments. However, we may experience unanticipated volatility associated with policy changes and tariffs. Prolonged uncertainty in the business environment and higher inflation could also impact customer demand and our profitability.
We had consolidated revenues for the three months ended March 31, 2025 of $833.6 million, of which 55.4% was attributable to our T&D customers and 44.6% was attributable to our C&I customers. Our consolidated revenues for the three months ended March 31, 2024 were $815.6 million. For the three months ended March 31, 2025, our net income and EBITDA(1) were $23.3 million and $50.2 million, respectively, compared to $18.9 million and $39.8 million, respectively, for the three months ended March 31, 2024.
We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion, connect to new clean energy sources and support future load growth. Consequently, we believe that we will see continued bidding activity on large transmission projects going forward. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in the remainder of 2025 will not likely begin until 2026. Bidding and construction activity for small to medium-size transmission projects and upgrades remain active, and we expect this trend to continue.
We believe there is a need for further investment by utilities on their distribution systems to properly maintain or meet reliability requirements. We continue to see strong activity in many of our electric distribution markets. We believe the increased storm activity and destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Distribution systems may also require upgrades to accommodate additional distributed energy resources and increased electrification. We expect to see an increase in the distribution market opportunities during the rest of 2025.
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

Our C&I bidding opportunities remain strong and we believe we will see continued opportunities in the primary markets we serve such as data centers, transportation, data centers, health care, clean energy and warehousing. In addition, the United States has experienced decades of underfunded economic expansion and aging infrastructure that have challenged the capacity of public water and transportation infrastructure forcing states and municipalities to seek creative means to fund needed expansion and repair. We believe the need for expanding public infrastructure in both the United States and Canada will offer opportunity in our C&I segment for several years. Legislation and regulation that promotes domestic manufacturing could also create opportunity for our C&I segment. We expect the long-term growth in our C&I segment to generally track the overall growth of the regions we serve.
We continue to implement strategies that are designed to further expand our capabilities and effectively allocate capital. We have maintained a strong balance sheet, while also supporting our organic growth with capital expenditures and working capital and repurchasing our shares. During the three months ended March 31, 2025, the Company repurchased 639,207 shares of its common stock under our repurchase program at a weighted-average price of $117.33 per share, exhausting substantially all of the authorized funds under our share repurchase program. We believe the borrowing availability under our $490 million revolving credit facility and future cash flow from operations will enable us to support the organic growth of our business, pursue acquisitions and opportunistically repurchase shares.
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
Our backlog was $2.64 billion at March 31, 2025, compared to $2.58 billion at December 31, 2024 and $2.43 billion at March 31, 2024. Our backlog at March 31, 2025 increased $63.8 million from December 31, 2024. Backlog in the T&D segment increased $54.4 million and C&I backlog increased $9.4 million compared to December 31, 2024. Our backlog as of March 31, 2025 included our proportionate share of joint venture backlog totaling $169.2 million, compared to $172.3 million at December 31, 2024.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months:

	Backlog at March 31, 2025
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months	Total backlog at December 31, 2024
T&D	$872,546	$841,545	$31,001	$818,185
C&I	1,767,630	1,346,955	420,675	1,758,233
Total	$2,640,176	$2,188,500	$451,676	$2,576,418

Consolidated Results of Operations
The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2025		2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues	$833,620	100.0%	$815,562	100.0%
Contract costs	736,719	88.4	729,319	89.4
Gross profit	96,901	11.6	86,243	10.6
Selling, general and administrative expenses	62,524	7.5	62,233	7.6
Amortization of intangible assets	1,188	0.1	1,228	0.2
Gain on sale of property and equipment	(1,101)	(0.1)	(1,489)	(0.2)
Income from operations	34,290	4.1	24,271	3.0
Other income (expense):
Interest income	191	—	142	—
Interest expense	(1,414)	(0.2)	(1,054)	(0.1)
Other expense, net	(300)	—	(263)	—
Income before provision for income taxes	32,767	3.9	23,096	2.9
Income tax expense	9,459	1.1	4,157	0.6
Net income	$23,308	2.8%	$18,939	2.3%
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenues increased $18.0 million, or 2.2%, to $833.6 million for the three months ended March 31, 2025 from $815.6 million for the three months ended March 31, 2024. The increase was primarily due to an increase of $46.7 million in C&I revenue, and an increase of $15.5 million in revenue on distribution projects, offset by a decrease of $44.1 million in revenue on transmission projects, primarily related to clean energy.
Gross margin for the three months ended March 31, 2025 increased to 11.6% compared to 10.6% for the three months ended March 31, 2024. The increase in gross margin was primarily due to a larger portion of our projects progressing at higher contractual margins, some of which are nearing completion, during the three months ended March 31, 2025. Gross margin was also impacted by significant changes in our estimated gross profit on certain projects resulting in a net gross margin decrease of 1.1% for the three months ended March 31, 2025, compared to a net decrease of 1.2% for the three months ended March 31, 2024. During the three months ended March 31, 2025, significant estimate changes negatively impacted gross margin by 2.1% and largely related to an increase in costs associated with labor and project inefficiencies and unfavorable change orders. In addition, significant estimate changes in gross profit positively impacted gross margin by 1.0%, primarily related to favorable change orders, better-than-anticipated productivity and a favorable job closeout.

Gross profit. Gross profit was $96.9 million for the three months ended March 31, 2025 compared to $86.2 million for the three months ended March 31, 2024. The increase of $10.7 million, or 12.4%, was due to higher margin and revenues.
Selling, general and administrative expenses were $62.5 million for the three months ended March 31, 2025 compared to $62.2 million for the three months ended March 31, 2024. The period-over-period increase of $0.3 million was primarily due to an increase in in employee-related expenses to support future growth and an increase in employee incentive compensation costs. These increases were partially offset by $3.2 million of contingent compensation expense, related to a prior acquisition, recognized during the three months ended March 31, 2024.
Interest expense was $1.4 million for three months ended March 31, 2025 compared to $1.1 million for the three months ended March 31, 2024. This increase was attributable to higher average outstanding debt balances partially offset by lower interest rates during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Income tax expense was $9.5 million for the three months ended March 31, 2025, with an effective tax rate of 28.9%, compared to the income tax expense of $4.2 million for the three months ended March 31, 2024, with an effective tax rate of 18.0%. The increase in the tax rate for the three months ended March 31, 2025 was primarily due to no stock compensation excess tax benefits.
Net income was $23.3 million for the three months ended March 31, 2025 compared to net income of $18.9 million for the three months ended March 31, 2024. The increase was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended March 31,
	2025		2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$461,769	55.4%	$490,395	60.1%
Commercial & Industrial	371,851	44.6	325,167	39.9
Total	$833,620	100.0%	$815,562	100.0%
Operating income:
Transmission & Distribution	$36,221	7.8%	$29,837	6.1%
Commercial & Industrial	17,377	4.7	11,423	3.5
Total	53,598	6.4	41,260	5.1
General Corporate	(19,308)	(2.3)	(16,989)	(2.1)
Consolidated	$34,290	4.1%	$24,271	3.0%
Transmission & Distribution
Revenues for our T&D segment for the three months ended March 31, 2025 were $461.8 million compared to $490.4 million for the three months ended March 31, 2024, a decrease of $28.6 million, or 5.8%. The decrease in revenue was related to a decrease of $44.1 million in revenue on transmission projects, primarily related to clean energy projects, offset by an increase of $15.5 million in revenue on distribution projects.
Operating income for our T&D segment for the three months ended March 31, 2025 was $36.2 million, an increase of $6.4 million, or 21.4%, from the three months ended March 31, 2024. As a percentage of revenues, operating income for our T&D segment was 7.8% for the three months ended March 31, 2025 compared to operating income of 6.1% for the three months ended March 31, 2024. Operating income margin was impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 0.9% for the three months ended March 31, 2025, compared to a net decrease of 2.5% for the three months ended March 31, 2024. During the three months ended March 31, 2025, significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 1.5%, primarily related to labor and project inefficiencies. These decreases were partially offset by positive significant estimated gross profit changes totaling 0.6% and largely related to favorable change orders and better-than-anticipated productivity.

Commercial & Industrial
Revenues for our C&I segment for the three months ended March 31, 2025 were $371.9 million compared to $325.2 million for the three months ended March 31, 2024, a increase of $46.7 million, or 14.4%. The increase in revenue was related to an increase of $29.0 million in revenue on fixed priced contracts, an increase of $16.4 million on T&E contracts and an increase of $1.3 million in revenues on unit price work.
Operating income for our C&I segment for the three months ended March 31, 2025 was $17.4 million, an increase of $6.0 million, over the three months ended March 31, 2024. As a percentage of revenues, operating income for our C&I segment was 4.7% for the three months ended March 31, 2025 compared to 3.5% for the three months ended March 31, 2024. Operating income margin was positively impacted during the three months ended March 31, 2025, by a larger portion of our C&I projects progressing at higher contractual margins, some of which are nearing completion. Additionally, C&I operating income for the three months ended March 31, 2024, was negatively impacted by contingent compensation expense related to a prior acquisition, that did not recur during the three months ended March 31, 2025. C&I operating income margin during the three months ended March 31, 2025, was also positively impacted by favorable joint venture results which improved operating income margin by 0.4%. Operating income margin was impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 1.2% for the three months ended March 31, 2025, compared to a net increase of 0.8% for the three months ended March 31, 2024. Significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 2.9%, primarily related to an increase in costs associated with labor and project inefficiencies and unfavorable change orders. These decreases were partially offset by positive significant estimated gross profit changes totaling 1.7% and largely related to favorable change orders, a favorable job closeout and better-than-anticipated productivity.
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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended March 31,
(in thousands)	2025	2024
Net income	$23,308	$18,939
Add:
Interest expense, net	1,223	912
Income tax expense	9,459	4,157
Depreciation & amortization	16,193	15,830
EBITDA	$50,183	$39,838
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
The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended March 31,
(in thousands)	2025	2024
Provided by Operating Activities:
Net cash flows provided by operating activities	$83,286	$7,690
Add/(subtract):
Changes in operating assets and liabilities	(42,482)	28,163
Adjustments to reconcile net income to net cash flows provided by operating activities	(17,496)	(16,914)
Depreciation & amortization	16,193	15,830
Income tax expense	9,459	4,157
Interest expense, net	1,223	912
EBITDA	$50,183	$39,838

Liquidity, Capital Resources and Material Cash Requirements
As of March 31, 2025, we had working capital of $229.5 million. We define working capital as current assets less current liabilities. During the three months ended March 31, 2025, operating activities of our business provided net cash of $83.3 million, compared to $7.7 million of cash provided for the three months ended March 31, 2024. Cash flow from operations is primarily influenced by operating margins, timing of contract performance and the type of services we provide to our customers. The $75.6 million year-over-year increase in cash provided by operating activities was primarily due to favorable net changes in operating assets and liabilities of $70.6 million, and an increase of $4.4 million in net income. The favorable change in operating assets and liabilities was primarily due to the net favorable year-over-year changes in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $44.4 million and the favorable change of $27.2 million in other liabilities. The net favorable changes of $44.4 million in cash provided by working capital accounts, mainly related to construction activities, was due to the timing of billings and payments under our contracts. The favorable change of $27.2 million in other liabilities was primarily due to the timing of employee related wage and tax payments and changes in our employee incentive compensation accruals.
In the three months ended March 31, 2025, we used net cash of $10.9 million in investing activities consisting of $13.1 million for capital expenditures, partially offset by $2.2 million of proceeds from the sale of equipment.
In the three months ended March 31, 2025, financing activities used net cash of $65.0 million, consisting primarily of $75.0 million of share repurchases under our share repurchase program, $2.5 million of shares repurchased to satisfy tax obligations under our stock compensation programs and $2.2 million of payments under our equipment notes, partially offset by $14.9 million of net borrowings under our revolving line of credit.
We believe our $379.4 million borrowing availability under our revolving line of credit as of March 31, 2025, future cash flow from operations and our ability to utilize short-term and long-term leases will provide sufficient liquidity for our short-term and long-term needs. Our primary short-term liquidity needs include cash for operations, debt service requirements, capital expenditures, and acquisition and joint venture opportunities. We believe we have adequate sources of liquidity to meet our long-term liquidity needs and foreseeable material cash requirements, including those associated with funding future acquisition opportunities. We continue to invest in developing key management and craft personnel in both our T&D and C&I segments and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of March 31, 2025.
We had $73.3 million and $58.4 million of borrowings outstanding under the Facility as of March 31, 2025 and December 31, 2024, respectively.
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
As of March 31, 2025, we had $34.5 million in letters of credit outstanding under our Credit Agreement, including $29.8 million related to the Company's payment obligation under its insurance programs and $4.7 million related to contract performance obligations. As of December 31, 2024, we had $37.3 million in letters of credit outstanding under our Credit Agreement, including $32.6 million related to the Company's payment obligations under its insurance programs and $4.7 million related to contract performance obligations.
Equipment Notes
We have entered into multiple Master Loan Agreements with multiple finance companies. The Master Loan Agreements may be used for financing of equipment between us and the lenders pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.
As of March 31, 2025 and December 31, 2024, we had one outstanding Equipment Note collateralized by equipment and vehicles owned by us. As of March 31, 2025 and December 31, 2024, we also had one other equipment note outstanding collateralized by a vehicle owned by us. The outstanding balance of all equipment notes was $13.8 million as of March 31, 2025 and $16.0 million as of December 31, 2024. As of March 31, 2025, we had outstanding short-term and long-term equipment notes of approximately $4.5 million and $9.4 million, respectively. As of December 31, 2024, we had outstanding short-term and long-term equipment notes of approximately $4.4 million and $11.6 million, respectively.
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

The outstanding balance of operating lease obligations was $42.3 million as of March 31, 2025, consisting of short-term and long-term operating lease obligations of approximately $12.2 million and $30.1 million, respectively. The outstanding balance of operating lease obligations was $42.6 million as of December 31, 2024, consisting of short-term and long-term operating lease obligations of approximately $12.1 million and $30.5 million, respectively.
The outstanding balance of finance lease obligations was $2.6 million as of March 31, 2025, consisting of short-term and long-term finance lease obligations of approximately $0.9 million and $1.7 million, respectively. As of December 31, 2024, we had $3.0 million outstanding finance lease obligations, consisting of short-term and long-term finance lease obligations of approximately $1.1 million and $1.9 million, respectively.
Purchase Commitments for Construction Equipment
As of March 31, 2025, we had approximately $14.2 million in outstanding purchase obligations for certain construction equipment to be paid with cash outlays scheduled to occur in 2025.
Performance and Payment Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse our sureties for any expenses or outlays they incur. Under our continuing indemnity and security agreements with the issuers of the bonds, we may be required to grant them a security interest relating to a particular project. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of March 31, 2025, an aggregate of approximately $2.40 billion in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $684.2 million as of March 31, 2025.
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
Concentration of Credit Risk
We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2025 and 2024, none of our customers individually exceeded 10% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
New Accounting Pronouncements
For a discussion regarding new accounting pronouncements, please refer to Note 1–Organization, Business and Basis of Presentation—Recent Accounting Pronouncements in the accompanying notes to our Consolidated Financial Statements.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our 2024 Annual Report.

Cautionary Statement Concerning Forward-Looking Statements and Information
We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.
Statements in this Quarterly Report on Form 10-Q contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should”, "unlikely,” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict, and many of which are beyond our control. These and other important factors, including those discussed under the caption “Forward-Looking Statements” and in Item 1A. “Risk Factors” in our 2024 Annual Report, and in any risk factors or cautionary statements contained in our other filings with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.
These risks, contingencies and uncertainties include, but are not limited to, the following:
•Our operating results may vary significantly from period to period.
•Our industry is highly competitive.
•Negative economic and market conditions including tariffs and inflation on materials, interest rates and recessionary conditions have in the past and may in the future adversely impact our customers’ spending and, as a result, our operations and growth.
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
•Our dependence on customers, suppliers, subcontractors and equipment manufacturers has in the past and may in the future expose us to the risk of loss in our operations.

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
As of March 31, 2025, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the three months ended March 31, 2025 and 2024, including instruments for trading, hedging, or speculating on changes in interest rates, changes in foreign currency rates or changes in commodity prices of materials used in our business.
Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, Term CORRA, and Term SOFR Reference Rate, each as defined in the Credit Agreement. If the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, Term CORRA, or Term SOFR Reference Rate rises, any interest payment obligations would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of March 31, 2025, we had $73.3 million of borrowings outstanding under the Facility. If market rates of interest on all our revolving debt as of March 31, 2025, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.7 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of March 31, 2025, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by approximately $0.7 million annually. Borrowings under our equipment notes are at fixed rates established on the date the respective equipment note was executed.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
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
ITEM 1A. RISK FACTORS
We face a number of risks that could materially and adversely affect our business, employees, liquidity, financial condition, results of operations and cash flows. A discussion of our risk factors can be found in Item 1A. “Risk Factors” in our 2024 Annual Report. As of the date of this filing, there have been no material changes to the risk factors previously discussed in Item 1A. “Risk Factors” in our 2024 Annual Report. An investment in our common stock involves various risks. When considering an investment in the Company, you should carefully consider all of the risk factors described in our 2024 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. These risks and uncertainties could adversely affect our business, employees, liquidity, financial condition, results of operations or cash flows and, thus, the value of our common stock and any investment in the Company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Common Stock. The following table includes all of the Company’s repurchases of common stock for the periods shown. Repurchased shares are retired and returned to authorized but unissued common stock.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 - January 31, 2025	—	$—	—	$—
February 1, 2025 - February 28, 2025	6,721	$135.07	6,721	$—
March 1, 2025 - March 31, 2025	651,352	$117.51	651,352	$191
Total	658,073	$117.69	658,073
(1) On February 26, 2025, the Company announced that its Board of Directors had approved a new $75.0 million share repurchase program (the "Repurchase Program"). The Repurchase Program will expire on September 5, 2025, or when the authorized funds are exhausted, whichever is earlier. As of March 31, 2025, the Company had exhausted substantially all of the funds available to repurchase shares of the Company’s common stock under the Repurchase Program.
(2) This column contains repurchases of common stock to satisfy tax obligations on the vesting of performance and restricted stock under the 2017 Long-Term Incentive Plan (as amended).
ITEM 5. OTHER INFORMATION
None of the Company’s directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2025.

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

MYR GROUP INC. (Registrant)

April 30, 2025	/s/ KELLY M. HUNTINGTON
Kelly M. Huntington Senior Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Officer)