Form 10-Q
period 2025-06-30
MYR GROUP INC.
filed 2025-07-30
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 25, 2025, there were 15,522,834 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,956	$3,464
Accounts receivable, net of allowances of $2,168 and $1,129, respectively	599,629	653,069
Contract assets, net of allowances of $537 and $422, respectively	347,082	301,942
Current portion of receivable for insurance claims in excess of deductibles	10,131	9,081
Refundable income taxes	4,392	4,638
Prepaid expenses and other current assets	33,416	42,468
Total current assets	1,017,606	1,014,662
Property and equipment, net of accumulated depreciation of $402,519 and $387,223, respectively	281,901	278,226
Operating lease right-of-use assets	45,322	42,648
Goodwill	115,466	112,983
Intangible assets, net of accumulated amortization of $37,584 and $34,573, respectively	75,048	75,691
Receivable for insurance claims in excess of deductibles	34,245	34,553
Deferred income taxes	6,002	5,734
Investment in joint ventures	4,611	3,730
Other assets	6,781	5,832
Total assets	$1,586,982	$1,574,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,458	$4,363
Current portion of operating lease obligations	12,848	12,141
Current portion of finance lease obligations	915	1,046
Accounts payable	308,191	295,476
Contract liabilities	286,288	321,958
Current portion of accrued self-insurance	26,801	25,883
Accrued income taxes	3,583	196
Other current liabilities	123,308	87,837
Total current liabilities	766,392	748,900
Deferred income tax liabilities	53,614	52,498
Long-term debt	81,623	70,018
Accrued self-insurance	53,577	53,600
Operating lease obligations, net of current maturities	32,446	30,496
Finance lease obligations, net of current maturities	1,632	1,930
Other liabilities	14,464	16,257
Total liabilities	1,003,748	973,699
Commitments and contingencies
Shareholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 15,522,834 and 16,121,901 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	155	161
Additional paid-in capital	156,138	159,133
Accumulated other comprehensive loss	(7,657)	(12,651)
Retained earnings	434,598	453,717
Total shareholders’ equity	583,234	600,360
Total liabilities and shareholders’ equity	$1,586,982	$1,574,059
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Contract revenues	$900,325	$828,890	$1,733,945	$1,644,452
Contract costs	796,614	788,047	1,533,333	1,517,366
Gross profit	103,711	40,843	200,612	127,086
Selling, general and administrative expenses	63,313	61,839	125,837	124,072
Amortization of intangible assets	1,211	1,217	2,399	2,445
Gain on sale of property and equipment	(600)	(1,506)	(1,701)	(2,995)
Income (loss) from operations	39,787	(20,707)	74,077	3,564
Other income (expense):
Interest income	45	81	236	223
Interest expense	(1,905)	(1,241)	(3,319)	(2,295)
Other expense, net	(533)	(270)	(833)	(533)
Income (loss) before provision for income taxes	37,394	(22,137)	70,161	959
Income tax expense (benefit)	10,928	(6,860)	20,387	(2,703)
Net income (loss)	$26,466	$(15,277)	$49,774	$3,662
Income (loss) per common share:
—Basic	$1.70	$(0.91)	$3.16	$0.22
—Diluted	$1.70	$(0.91)	$3.15	$0.22
Weighted average number of common shares and potential common shares outstanding:
—Basic	15,527	16,756	15,759	16,734
—Diluted	15,575	16,809	15,813	16,820

Net income (loss)	$26,466	$(15,277)	$49,774	$3,662
Other comprehensive income (loss):
Foreign currency translation adjustment	4,872	(1,173)	4,994	(3,645)
Other comprehensive income (loss)	4,872	(1,173)	4,994	(3,645)
Total comprehensive income (loss)	$31,338	$(16,450)	$54,768	$17
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
(in thousands)	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2023	$—	16,684	$167	$162,386	$(3,880)	$492,529	$651,202
Net income	—	—	—	—	—	18,939	18,939
Stock issued under compensation plans, net	—	114	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	1,917	—	—	1,917
Shares repurchased related to tax withholding for stock-based compensation	—	(36)	(1)	(5,511)	—	(354)	(5,866)
Other comprehensive loss	—	—	—	—	(2,472)	—	(2,472)
Balance at March 31, 2024	—	16,762	167	158,791	(6,352)	511,114	663,720
Net loss	—	—	—	—	—	(15,277)	(15,277)
Stock issued under compensation plans, net	—	3	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,331	—	—	2,331
Share repurchases under share repurchase program	—	(117)	(1)	(1,121)	—	(15,137)	(16,259)
Other comprehensive loss	—	—	—	—	(1,173)	—	(1,173)
Balance at June 30, 2024	$—	16,648	$166	$160,001	$(7,525)	$480,700	$633,342

Balance at December 31, 2024	$—	16,122	$161	$159,133	$(12,651)	$453,717	$600,360
Net income	—	—	—	—	—	23,308	23,308
Stock issued under compensation plans, net	—	58	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	2,333	—	—	2,333
Shares repurchased related to tax withholding for stock-based compensation	—	(19)	(1)	(2,264)	—	(186)	(2,451)
Share repurchases under share repurchase program	—	(639)	(6)	(6,303)	—	(68,691)	(75,000)
Other comprehensive income	—	—	—	—	122	—	122
Balance at March 31, 2025	—	15,522	155	152,898	(12,529)	408,148	548,672
Net income	—	—	—	—	—	26,466	26,466
Stock issued under compensation plans, net	—	3	—	—	—	—	—
Stock-based compensation expense	—	—	—	3,426	—	—	3,426
Shares repurchased related to tax withholding for stock-based compensation	—	(2)	—	(186)	—	(16)	(202)
Other comprehensive income	—	—	—	—	4,872	—	4,872
Balance at June 30, 2025	$—	15,523	$155	$156,138	$(7,657)	$434,598	$583,234
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$49,774	$3,662
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	30,139	29,659
Amortization of intangible assets	2,399	2,445
Stock-based compensation expense	5,759	4,248
Deferred income taxes	347	—
Gain on sale of property and equipment	(1,701)	(2,995)
Other non-cash items	(180)	1,266
Changes in operating assets and liabilities:
Accounts receivable, net	55,665	(34,139)
Contract assets, net	(42,167)	17,057
Receivable for insurance claims in excess of deductibles	(742)	(30)
Other assets	4,737	(3,507)
Accounts payable	11,133	(10,336)
Contract liabilities	(36,516)	16,514
Accrued self-insurance	872	(4,161)
Other liabilities	36,628	10,688
Net cash flows provided by operating activities	116,147	30,371
Cash flows from investing activities:
Proceeds from sale of property and equipment	3,726	3,380
Purchases of property and equipment	(34,289)	(45,961)
Net cash flows used in investing activities	(30,563)	(42,581)
Cash flows from financing activities:
Borrowings under revolving lines of credit	488,553	290,907
Repayments under revolving lines of credit	(474,695)	(279,488)
Payment of principal obligations under equipment notes	(2,158)	(2,595)
Payment of principal obligations under finance leases	(568)	(549)
Repurchase of common stock	(75,000)	(14,251)
Debt refinancing costs	—	(33)
Payments related to tax withholding for stock-based compensation	(2,653)	(5,866)
Other financing activities	—	1,600
Net cash flows used in financing activities	(66,521)	(10,275)
Effect of exchange rate changes on cash	429	(545)
Net increase (decrease) in cash and cash equivalents	19,492	(23,030)
Cash and cash equivalents:
Beginning of period	3,464	24,899
End of period	$22,956	$1,869
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Business and Basis of Presentation
Organization and Business
MYR Group Inc. (the “Company”) is a holding company of specialty electrical construction service providers conducting operations through wholly owned subsidiaries. The Company performs construction services in two business segments: Transmission and Distribution (“T&D”), and Commercial and Industrial (“C&I”). T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. T&D provides a broad range of services on electric transmission, distribution networks, substation facilities, clean energy projects and electric vehicle charging infrastructure. T&D services include design, engineering, procurement, construction, upgrade, maintenance and repair services. C&I customers include general contractors, commercial and industrial facility owners, government agencies and developers. C&I provides a broad range of services, which include the design, installation, maintenance and repair of commercial and industrial wiring. Typical C&I contracts cover electrical contracting services for data centers, airports, hospitals, hotels, stadiums, commercial and industrial facilities, clean energy projects, manufacturing plants, processing facilities, water/waste-water treatment facilities, mining facilities, intelligent transportation systems, roadway lighting, signalization and electric vehicle charging infrastructure.
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
As of June 30, 2025 and December 31, 2024, the Company had recognized revenues of $23.0 million and $46.0 million, respectively, related to large change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended June 30, 2025, net changes in estimates pertaining to certain projects decreased consolidated gross margin by 1.0%, which resulted in decreases in operating income of $8.9 million, net income of $6.7 million and diluted earnings per common share of $0.43. During the six months ended June 30, 2025, changes in estimates pertaining to certain projects decreased consolidated gross margin by 1.2% and resulted in decreases in operating income of $21.3 million, net income of $15.7 million and diluted earnings per common share of $0.99. Additional discussion on the impact of these estimate changes can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations.”
During the three months ended June 30, 2024, net changes in estimates pertaining to certain projects decreased consolidated gross margin by 7.2%, which resulted in decreases in operating income of $59.7 million, net income of $40.2 million and diluted earnings per common share of $2.39. During the six months ended June 30, 2024, changes in estimates pertaining to certain projects decreased consolidated gross margin by 4.2% and resulted in decreases in operating income of $68.4 million, net income of $46.1 million and diluted earnings per common share of $2.74.
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and intercompany loans that are not deemed long-term investment accounts are recorded in the “other income (expense), net” line on the Company’s consolidated statements of operations. Foreign currency losses, recorded in other income (expense), net, for the three months ended June 30, 2025 and 2024 were $0.5 million and $0.2 million, respectively. Foreign currency losses, recorded in other income (expense), net, for the six months ended June 30, 2025 and 2024 were $0.8 million and $0.5 million, respectively. Foreign currency translation gains and losses, arising from intercompany loans that are deemed long-term investment accounts, are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.5 million as of June 30, 2025 and $0.4 million as of December 31, 2024.
Contract assets consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024	Change
Unbilled revenue, net	$171,992	$149,449	$22,543
Contract retainages, net	175,090	152,493	22,597
Contract assets, net	$347,082	$301,942	$45,140
The Company’s consolidated balance sheets present contract liabilities that contain deferred revenue and an accrual for contracts in a loss provision.
Contract liabilities consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024	Change
Deferred revenue	$279,860	$312,632	$(32,772)
Accrued loss provision	6,428	9,326	(2,898)
Contract liabilities	$286,288	$321,958	$(35,670)

The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	June 30, 2025	December 31, 2024	Change
Contract assets, net	$347,082	$301,942	$45,140
Contract liabilities	(286,288)	(321,958)	35,670
Net contract assets	$60,794	$(20,016)	$80,810
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances was $48.2 million and $117.7 million for the three and six months ended June 30, 2025, respectively. The amounts of revenue recognized in the period that were included in the opening contract liability balances was $57.8 million and $99.7 million for the three and six months ended June 30, 2024, respectively. This revenue consists primarily of work performed on previous billings to customers.
The net asset position for contracts in process consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Costs and estimated earnings on uncompleted contracts	$7,918,888	$7,627,894
Less: billings to date	8,026,756	7,791,077
	$(107,868)	$(163,183)
The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

(in thousands)	June 30, 2025	December 31, 2024
Unbilled revenue	$171,992	$149,449
Deferred revenue	(279,860)	(312,632)
	$(107,868)	$(163,183)

3. Lease Obligations
From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from less than one to eight years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At June 30, 2025, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.

The following is a summary of the lease-related assets and liabilities recorded:

		June 30, 2025	December 31, 2024
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$45,322	$42,648
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	2,599	3,215
Total right-of-use lease assets		$47,921	$45,863

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$12,848	$12,141
Finance lease obligations	Current portion of finance lease obligations	915	1,046
Total current obligations		13,763	13,187
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	32,446	30,496
Finance lease obligations	Finance lease obligations, net of current maturities	1,632	1,930
Total non-current obligations		34,078	32,426
Total lease obligations		$47,841	$45,613
The following is a summary of the lease terms and discount rates:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term - finance leases	2.9 years	3.3 years
Weighted-average remaining lease term - operating leases	3.9 years	3.7 years
Weighted-average discount rate - finance leases	3.9%	3.9%
Weighted-average discount rate - operating leases	4.0%	4.0%
The following is a summary of certain information related to the lease costs for finance and operating leases:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$245	$233	$494	$432
Interest on lease liabilities	24	22	53	39
Operating lease cost	4,563	3,764	8,869	7,478
Variable lease costs	117	91	223	184
Total lease cost	$4,949	$4,110	$9,639	$8,133

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Six months ended June 30,
(in thousands)	2025	2024
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,760	$7,195
Right-of-use asset obtained in exchange for new operating lease obligations	$9,809	$9,958
Right-of-use asset obtained in exchange for new finance lease obligations	$—	$2,255
The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under financial leases, less interest, and under operating leases, less imputed interest, as of June 30, 2025 were as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations
Remainder of 2025	$561	$9,346	$9,907
2026	872	15,840	16,712
2027	872	10,403	11,275
2028	389	8,421	8,810
2029	—	5,604	5,604
2030	—	2,189	2,189
Thereafter	—	1,927	1,927
Total minimum lease payments	2,694	53,730	56,424
Financing component	(147)	(8,436)	(8,583)
Net present value of minimum lease payments	2,547	45,294	47,841
Less: current portion of finance and operating lease obligations	(915)	(12,848)	(13,763)
Long-term finance and operating lease obligations	$1,632	$32,446	$34,078
The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
Certain subsidiaries of the Company have ongoing operating leases for facilities that were entered into or extended with third-party companies that, are or were, owned in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at or below market rental rates. Lease expense associated with these leases was $0.6 million and $1.3 million for the three and six months ended June 30, 2025 and $0.6 million and $1.3 million for the three and six months ended June 30, 2024. As of June 30, 2025, the minimum lease payments required under these leases totaled $8.7 million, which are due over the next 4.2 years.
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

As of June 30, 2025 and December 31, 2024, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of June 30, 2025 and December 31, 2024, the fair value of the Company’s long-term debt and finance lease obligations was based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at June 30, 2025 and December 31, 2024, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying value of the Company’s finance lease obligations also approximated fair value.
5. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

(dollar amounts in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of June 30, 2025	Outstanding Balance as of December 31, 2024
Credit Agreement
Revolving loans	5/31/2023	Variable	Variable	5	$72,253	$58,395

Equipment Notes
Equipment Note 10	8/26/2022	4.32%	Semi-annual	5	13,803	15,957
Other equipment note	4/11/2022	4.55%	Monthly	5	25	29
					13,828	15,986
Total debt					86,081	74,381
Less: current portion of long-term debt					(4,458)	(4,363)
Long-term debt					$81,623	$70,018
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
Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.25% to 1.00%; or (2) the Term Benchmark Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 2.00%. The applicable margin is determined based on the Company’s Net Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.25% to 2.00% for non-performance letters of credit or 0.625% to 1.00% for performance letters of credit, based on the Company’s Net Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.30%, based on the Company’s Net Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s Net Leverage Ratio, after giving pro forma effect thereto, exceeds 2.75. The weighted average interest rate on borrowings outstanding on the Facility was 5.08% and 7.30%, per annum, for the six months ended June 30, 2025 and 2024, respectively.

Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of June 30, 2025.
As of June 30, 2025, the Company had $72.3 million of borrowings outstanding under the Facility and letters of credit outstanding under the Facility of $34.5 million, including $29.8 million related to the Company's payment obligation under its insurance programs and $4.7 million related to contract performance obligations.
As of December 31, 2024, the Company had $58.4 million of borrowings outstanding under the Facility and letters of credit outstanding under the Facility of $37.3 million, including $32.6 million related to the Company's payment obligation under its insurance programs and $4.7 million related to contract performance obligations.
The Company had remaining deferred debt issuance costs related to the Facility totaling $1.5 million and $1.8 million as of June 30, 2025 and December 31, 2024, respectively. As permitted, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the Facility.
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
As of June 30, 2025, the Company had one Equipment Note outstanding under the Master Loan Agreements that is collateralized by equipment and vehicles owned by the Company. As of June 30, 2025, the Company had one other equipment note outstanding that is collateralized by a vehicle owned by the Company. The following table sets forth our remaining principal payments for all of the Company’s outstanding equipment notes as of June 30, 2025:

(in thousands)	Future Equipment Notes Principal Payments
Remainder of 2025	$2,205
2026	4,555
2027	7,068
2028	—
2029	—
2030	—
Total future principal payments	13,828
Less: current portion of equipment notes	(4,458)
Long-term principal obligations	$9,370
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
The components of the Company’s revenue by contract type for the three months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30, 2025
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$178,118	35.2%	$329,982	83.8%	$508,100	56.4%
Unit price	191,022	37.7	20,246	5.1	211,268	23.5
T&E	137,133	27.1	43,824	11.1	180,957	20.1
	$506,273	100.0%	$394,052	100.0%	$900,325	100.0%

	Three months ended June 30, 2024
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$214,882	46.9%	$306,679	82.7%	$521,561	62.9%
Unit price	138,127	30.1	18,803	5.1	156,930	18.9
T&E	105,200	23.0	45,199	12.2	150,399	18.2
	$458,209	100.0%	$370,681	100.0%	$828,890	100.0%
The components of the Company’s revenue by contract type for the six months ended June 30, 2025 and 2024 were as follows:

	Six months ended June 30, 2025
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$351,568	36.3%	$623,787	81.4%	$975,355	56.3%
Unit price	343,124	35.4	37,913	5.0	381,037	22.0
T&E	273,351	28.3	104,202	13.6	377,553	21.7
	$968,043	100.0%	$765,902	100.0%	$1,733,945	100.0%

	Six months ended June 30, 2024
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$457,882	48.3%	$571,479	82.1%	$1,029,361	62.6%
Unit price	274,252	28.9	35,139	5.1	309,391	18.8
T&E	216,470	22.8	89,230	12.8	305,700	18.6
	$948,604	100.0%	$695,848	100.0%	$1,644,452	100.0%

The components of the Company’s revenue by market type for the three months ended June 30, 2025 and 2024 were as follows:

	Three months ended June 30, 2025			Three months ended June 30, 2024
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$305,449	33.9%	T&D	$282,488	34.1%	T&D
Distribution	200,824	22.3	T&D	175,721	21.2	T&D
Electrical construction	394,052	43.8	C&I	370,681	44.7	C&I
Total revenue	$900,325	100.0%		$828,890	100.0%
The components of the Company’s revenue by market type for the six months ended June 30, 2025 and 2024 were as follows:

	Six months ended June 30, 2025			Six months ended June 30, 2024
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$575,222	33.1%	T&D	$596,414	36.3%	T&D
Distribution	392,821	22.7	T&D	352,190	21.4	T&D
Electrical construction	765,902	44.2	C&I	695,848	42.3	C&I
Total revenue	$1,733,945	100.0%		$1,644,452	100.0%
Remaining Performance Obligations
As of June 30, 2025, the Company had $2.33 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. The timing of when remaining performance obligations are recognized is evaluated quarterly and is largely driven by the estimated start date and duration of the underlying projects.
The following table summarizes the amount of remaining performance obligations as of June 30, 2025 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months.

	Remaining Performance Obligations at June 30, 2025
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months
T&D	$629,097	$592,244	$36,853
C&I	1,702,813	1,264,250	438,563
Total	$2,331,910	$1,856,494	$475,416
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

7. Income Taxes
The U.S. federal statutory tax rate was 21% for each of the three and six months ended June 30, 2025 and 2024. The Company’s effective tax rate for the three and six months ended June 30, 2025 was 29.2% and 29.1%, respectively, of pretax income compared to the effective tax rate for the three and six months ended June 30, 2024 of 31.0% and (281.9)%, respectively.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rates for the three and six months ended June 30, 2025 was primarily due to permanent difference items and state income taxes.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rates for the three months ended June 30, 2024 was primarily due to state income taxes, Canadian taxes and other permanent difference items.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the six months ended June 30, 2024, was primarily due to lower taxes associated with a reduction in net income and a favorable impact from stock compensation excess tax benefits, partially offset by state income taxes, Canadian taxes and other permanent difference items.
The Company has recorded a liability for unrecognized tax benefits of approximately $0.4 million and $0.3 million as of June 30, 2025 and December 31, 2024, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.
The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three and six months ended June 30, 2025 and 2024.
The Company is subject to taxation in various jurisdictions. The Company’s 2020 through 2023 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2019 through 2023.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was signed into law. The Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact of the Act on our deferred tax balances and consolidated financial statements.
8. Commitments and Contingencies
Purchase Commitments
As of June 30, 2025, the Company had approximately $9.2 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur in 2025.
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

Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of June 30, 2025, an aggregate of approximately $2.24 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $640.2 million as of June 30, 2025.
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
During the six months ended June 30, 2025, the Company granted time-vested stock awards covering 68,055 shares of common stock under the LTIP, which vest ratably over three years for employee awards and after one year for non-employee director awards, at a weighted average grant date fair value of $126.34. During the six months ended June 30, 2025, time-vested stock awards covering 39,629 shares of common stock vested at a weighted average grant date fair value of $134.78.

During the six months ended June 30, 2025, the Company granted 53,678 performance share awards under the LTIP at target, which will cliff vest, if earned, on December 31, 2027, at a weighted average grant date fair value of $148.73. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares granted, based upon the Company’s performance compared to certain financial and other metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to targets, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards granted cliff vest following the performance period if the stated performance targets and minimum service requirements are attained and are paid in shares of the Company’s common stock.
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
10. Segment Information
MYR Group is a holding company of specialty contractors serving electrical utility infrastructure and commercial construction markets in the United States and Canada. The Company has two reporting segments, each a separate operating segment, which are referred to as T&D and C&I. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. The CODM uses segment revenue and income from operations, over multiple time periods, along with a comparison to the corresponding budgeted and prior year periods, as the primary basis for assessing segment performance and deciding how to allocate resources. Income from operations is the Company’s reported measure of segment profit or loss, as summarized in the table below, and excludes general corporate expenses. General corporate expenses reflect items that are generally viewed as Company-wide operating costs by the CODM and include items such as corporate facility and staffing costs, which includes safety costs, professional fees, IT expenses and certain management fees. The CODM also considers many other factors, such as contract terms, individual project performance, project location and other items, to support the CODM’s assessment of segment performance and resource allocation decisions.
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
Commercial and Industrial: The C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, the installation of intelligent transportation systems, roadway lighting, signalization and electric vehicle charging infrastructure. Typical C&I contracts cover electrical contracting services for data centers, airports, hospitals, hotels, stadiums, commercial and industrial facilities, clean energy projects, manufacturing plants, processing facilities, water/waste-water treatment facilities, mining facilities, and transportation control and management systems. The C&I segment generally provides electric construction and maintenance services as a subcontractor to general contractors in the C&I industry, but also contracts directly with facility owners. The C&I segment has a diverse customer base with many long-standing relationships.

The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	For the Three Months Ended June 30, 2025
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$506,273	$394,052	$—	$900,325
Operating costs (1)	465,808	372,060	22,670	860,538
Income from operations	40,465	21,992	(22,670)	39,787
Other income (expense):
Interest income				45
Interest expense				(1,905)
Other expense, net				(533)
Income before provision for income taxes				37,394
Income tax expense				10,928
Net income				$26,466

	For the Three Months Ended June 30, 2024
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$458,209	$370,681	$—	$828,890
Operating costs (1)	466,509	369,073	14,015	849,597
Income (loss) from operations	(8,300)	1,608	(14,015)	(20,707)
Other income (expense):
Interest income				81
Interest expense				(1,241)
Other expense, net				(270)
Loss before provision for income taxes				(22,137)
Income tax benefit				(6,860)
Net loss				$(15,277)

	For the Six Months Ended June 30, 2025
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$968,043	$765,902	$—	$1,733,945
Operating costs (1)	891,357	726,533	41,978	1,659,868
Income from operations	76,686	39,369	(41,978)	74,077
Other income (expense):
Interest income				236
Interest expense				(3,319)
Other expense, net				(833)
Income before provision for income taxes				70,161
Income tax expense				20,387
Net income				$49,774

	For the Six Months Ended June 30, 2024
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$948,604	$695,848	$—	$1,644,452
Operating costs (1)	927,068	682,817	31,003	1,640,888
Income from operations	21,536	13,031	(31,003)	3,564
Other income (expense):
Interest income				223
Interest expense				(2,295)
Other expense, net				(533)
Income before provision for income taxes				959
Income tax benefit				(2,703)
Net income				$3,662
(1) Operating costs include T&D, C&I and general corporate portion of contract costs, selling, general and administrative expenses, amortization of intangible assets and gain on sale of property and equipment. The expenses found in these other segment items are generally viewed as operating costs by the CODM and are not considered individually significant segment reporting items.
The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Identifiable assets, consisting of contract receivables, contract assets, construction materials inventory, goodwill and intangibles. As of June 30, 2025 and December 31, 2024, there were $190.8 million and $177.9 million, respectively, of identifiable assets attributable to Canadian operations. The table below reflects the identifiable assets for each segment.

(in thousands)	June 30, 2025	December 31, 2024
T&D	$584,314	$601,546
C&I	549,847	539,687
General Corporate	452,821	432,826
	$1,586,982	$1,574,059
An allocation of total depreciation, including depreciation of shared construction equipment, and amortization to each segment is as follows:

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Depreciation and amortization
T&D	$28,286	$28,017
C&I	4,252	4,087
	$32,538	$32,104
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

Net income and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income (loss)	$26,466	$(15,277)	$49,774	$3,662

Denominator:
Weighted average common shares outstanding	15,527	16,756	15,759	16,734
Weighted average dilutive securities	48	53	54	86
Weighted average common shares outstanding, diluted	15,575	16,809	15,813	16,820

Income (loss) per common share:
Basic	$1.70	$(0.91)	$3.16	$0.22
Diluted	$1.70	$(0.91)	$3.15	$0.22
For the three and six months ended June 30, 2025 and 2024, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would have been anti-dilutive.
The following table summarizes the shares of common stock underlying the Company’s unvested time-vested stock awards and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Time-vested stock awards	34	36	—	36
Performance awards	25	30	30	30
Share Repurchases
During the six months ended June 30, 2025, the Company repurchased 20,504 shares of stock, for approximately $2.7 million, from its employees to satisfy tax obligations on shares vested under the LTIP. During the six months ended June 30, 2024, the Company repurchased 36,397 shares of stock, for approximately $5.9 million, from its employees to satisfy tax obligations on shares vested under the LTIP.
On February 26, 2025, the Company announced that its Board of Directors had approved a new $75.0 million share repurchase program (the "Repurchase Program"). The Repurchase Program will expire on September 5, 2025, or when the authorized funds are exhausted, whichever is earlier. During the six months ended June 30, 2025, the Company repurchased 639,207 shares of its common stock under the Repurchase Program, at a weighted-average price of $117.33 per share. As of June 30, 2025, the Company had exhausted substantially all of the funds available to repurchase shares of the Company’s common stock under the Repurchase Program. On July 30, 2025, the Company announced that its Board of Directors approved a new share repurchase program (the “New Repurchase Program”), which authorizes the Company to repurchase, in the aggregate, up to $75.0 million of its outstanding shares of common stock. The New Repurchase Program will expire on February 4, 2026, or when the authorized funds are exhausted, whichever is earlier.

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
We believe legislative actions aimed at supporting infrastructure improvements in the United States may positively impact long-term demand, particularly in connection with electric power infrastructure, expansion of domestic manufacturing, and transportation spending. We believe legislative actions are likely to provide greater long-term opportunity in both of our reporting segments. However, we may experience unanticipated volatility associated with policy changes and tariffs. Prolonged uncertainty in the business environment and higher inflation could also impact customer demand and our profitability.
We had consolidated revenues for the six months ended June 30, 2025 of $1.7 billion, of which 55.8% was attributable to our T&D customers and 44.2% was attributable to our C&I customers. Our consolidated revenues for the six months ended June 30, 2024 were $1.6 billion. For the six months ended June 30, 2025, our net income and EBITDA(1) were $49.8 million and $105.8 million, respectively, compared to $3.7 million and $35.1 million, respectively, for the six months ended June 30, 2024.
We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion, connect to new power generation sources and support future load growth. Consequently, we believe that we will see continued bidding activity on large transmission projects going forward. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Significant construction on any large, multi-year projects awarded in the remainder of 2025 will not likely have a large impact on 2025 results. Bidding and construction activity for small to medium-size transmission projects and upgrades remains active, and we expect this trend to continue.
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

Our C&I bidding opportunities remain strong and we believe we will see continued opportunities in the primary markets we serve such as data centers, transportation, health care, clean energy and warehousing. In addition, the United States has experienced decades of underfunded economic expansion and aging infrastructure that have challenged the capacity of public water and transportation infrastructure forcing states and municipalities to seek creative means to fund needed expansion and repair. We believe the need for expanding public infrastructure in both the United States and Canada will offer opportunity in our C&I segment for several years. Legislation and regulation that promotes domestic manufacturing could also create opportunity for our C&I segment. We expect the long-term growth in our C&I segment to generally track the overall growth of the regions we serve.
We continue to implement strategies that are designed to further expand our capabilities and effectively allocate capital. We have maintained a strong balance sheet, while also supporting our organic growth with capital expenditures and working capital and repurchasing our shares. During the six months ended June 30, 2025, the Company repurchased 639,207 shares of its common stock under our Repurchase Program (as defined below) at a weighted-average price of $117.33 per share, exhausting substantially all of the authorized funds under our Repurchase Program. On July 30, 2025, the Company announced that its Board of Directors approved a new share repurchase program (the “New Repurchase Program”), which authorizes the Company to repurchase, in the aggregate, up to $75.0 million of its outstanding shares of common stock. The New Repurchase Program will expire on February 4, 2026, or when the authorized funds are exhausted, whichever is earlier. We believe the borrowing availability under our $490 million revolving credit facility and future cash flow from operations will enable us to support the organic growth of our business, pursue acquisitions and opportunistically repurchase shares.
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
Our backlog was $2.64 billion at June 30, 2025, compared to $2.58 billion at December 31, 2024 and $2.54 billion at June 30, 2024. Our backlog at June 30, 2025 increased $1.4 million from March 31, 2025. Backlog in the T&D segment increased $54.0 million and C&I backlog decreased $52.6 million compared to March 31, 2025. Our backlog as of June 30, 2025 included our proportionate share of joint venture backlog totaling $172.9 million, compared to $169.2 million at March 31, 2025.

The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months:

	Backlog at June 30, 2025
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months	Total backlog at December 31, 2024
T&D	$926,525	$889,672	$36,853	$818,185
C&I	1,715,018	1,276,455	438,563	1,758,233
Total	$2,641,543	$2,166,127	$475,416	$2,576,418

Consolidated Results of Operations
The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$900,325	100.0%	$828,890	100.0%	$1,733,945	100.0%	$1,644,452	100.0%
Contract costs	796,614	88.5	788,047	95.1	1,533,333	88.4	1,517,366	92.3
Gross profit	103,711	11.5	40,843	4.9	200,612	11.6	127,086	7.7
Selling, general and administrative expenses	63,313	7.0	61,839	7.5	125,837	7.3	124,072	7.5
Amortization of intangible assets	1,211	0.1	1,217	0.1	2,399	0.1	2,445	0.1
Gain on sale of property and equipment	(600)	—	(1,506)	(0.2)	(1,701)	(0.1)	(2,995)	(0.2)
Income (loss) from operations	39,787	4.4	(20,707)	(2.5)	74,077	4.3	3,564	0.3
Other income (expense):
Interest income	45	—	81	—	236	—	223	—
Interest expense	(1,905)	(0.2)	(1,241)	(0.1)	(3,319)	(0.2)	(2,295)	(0.1)
Other expense, net	(533)	—	(270)	—	(833)	—	(533)	—
Income (loss) before provision for income taxes	37,394	4.2	(22,137)	(2.6)	70,161	4.1	959	0.2
Income tax expense (benefit)	10,928	1.3	(6,860)	(0.8)	20,387	1.2	(2,703)	—
Net income (loss)	$26,466	2.9%	$(15,277)	(1.8)%	$49,774	2.9%	$3,662	0.2%
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Revenues increased $71.4 million, or 8.6%, to $900.3 million for the three months ended June 30, 2025 from $828.9 million for the three months ended June 30, 2024. The increase was primarily due to an increase of $25.1 million in revenue on distribution projects, an increase of $23.4 million in C&I revenue and an increase of $22.9 million in revenue on transmission projects.
Gross margin for the three months ended June 30, 2025 increased to 11.5% compared to 4.9% for the three months ended June 30, 2024. The increase in gross margin was primarily impacted by significant changes in our estimated gross profit on certain projects resulting in a net gross margin decrease of 1.0% for the three months ended June 30, 2025, compared to a net gross margin decrease of 7.2% for the three months ended June 30, 2024. During the three months ended June 30, 2025, significant estimate changes negatively impacted gross margin by 1.7%, largely related to an increase in costs associated with labor and project inefficiencies and unfavorable change orders. In addition, significant estimate changes in gross profit positively impacted gross margin by 0.7%, primarily related to better-than-anticipated productivity and a favorable job closeout. During the three months ended June 30, 2024, gross margin was primarily impacted by negative significant estimate changes in our estimated gross profit on certain T&D clean energy projects and a C&I project.

Gross profit was $103.7 million for the three months ended June 30, 2025 compared to $40.8 million for the three months ended June 30, 2024. The increase of $62.9 million, or 153.9%, was due to higher margin and revenues.
Selling, general and administrative expenses (“SG&A”) were $63.3 million for the three months ended June 30, 2025 compared to $61.8 million for the three months ended June 30, 2024. The period-over-period increase of $1.5 million was primarily due to an increase in employee incentive compensation costs and an increase in employee-related expenses to support future growth. These increases were partially offset by $5.0 million of contingent compensation expense, related to a prior acquisition, recognized during the three months ended June 30, 2024.
Interest expense was $1.9 million for the three months ended June 30, 2025 compared to $1.2 million for the three months ended June 30, 2024. The increase was attributable to higher average outstanding debt balances partially offset by lower interest rates during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Income tax expense was $10.9 million for the three months ended June 30, 2025, with an effective tax rate of 29.2%, compared to the income tax benefit of $6.9 million for the three months ended June 30, 2024, with an effective tax rate of 31.0%. The decrease in the tax rate for the three months ended June 30, 2025 was primarily due to the reduction of the impact of the global intangible low tax income (“GILTI”).
Net income was $26.5 million for the three months ended June 30, 2025 compared to net loss of $15.3 million for the three months ended June 30, 2024. The increase was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended June 30,
	2025		2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$506,273	56.2%	$458,209	55.3%
Commercial & Industrial	394,052	43.8	370,681	44.7
Total	$900,325	100.0%	$828,890	100.0%
Operating income (loss):
Transmission & Distribution	$40,465	8.0%	$(8,300)	(1.8)%
Commercial & Industrial	21,992	5.6	1,608	0.4
Total	62,457	6.9	(6,692)	(0.8)
General Corporate	(22,670)	(2.5)	(14,015)	(1.7)
Consolidated	$39,787	4.4%	$(20,707)	(2.5)%
Transmission & Distribution
Revenues for our T&D segment for the three months ended June 30, 2025 were $506.3 million compared to $458.2 million for the three months ended June 30, 2024, an increase of $48.1 million, or 10.5%. The increase in revenue was related to an increase of $25.1 million in revenue on distribution projects and of $22.9 million in revenue on transmission projects.
Operating income for our T&D segment for the three months ended June 30, 2025 was $40.5 million, an increase of $48.8 million, from the three months ended June 30, 2024. As a percentage of revenues, operating income for our T&D segment was 8.0% for the three months ended June 30, 2025 compared to an operating loss of 1.8% for the three months ended June 30, 2024. Operating income margin was impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 0.9% for the three months ended June 30, 2025, compared to a net operating income margin decrease of 10.5% for the three months ended June 30, 2024. During the three months ended June 30, 2025, significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 1.0%, primarily related to labor and project inefficiencies. These decreases were partially offset by positive significant estimated gross profit changes totaling 0.1% and largely related to better-than-anticipated productivity. During the three months ended June 30, 2024, operating loss margin was negatively impacted by significant estimated gross profit changes related to clean energy projects.

Commercial & Industrial
Revenues for our C&I segment for the three months ended June 30, 2025 were $394.1 million compared to $370.7 million for the three months ended June 30, 2024, an increase of $23.4 million, or 6.3%. The increase in revenue was primarily related to an increase of $23.3 million in revenue on fixed priced contracts.
Operating income for our C&I segment for the three months ended June 30, 2025 was $22.0 million, an increase of $20.4 million, over the three months ended June 30, 2024. As a percentage of revenues, operating income for our C&I segment was 5.6% for the three months ended June 30, 2025 compared to 0.4% for the three months ended June 30, 2024. Operating income margin was impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 1.2% for the three months ended June 30, 2025, compared to a net operating income margin decrease of 3.1% for the three months ended June 30, 2024. Significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 2.6%, primarily related to an increase in costs associated with labor and project inefficiencies and unfavorable change orders. These decreases were partially offset by positive significant estimated gross profit changes totaling 1.4% and largely related to better-than-anticipated productivity and a favorable job closeout. During the three months ended June 30, 2024, operating income margin was negatively impacted by significant estimated gross profit changes primarily related to a single project. Operating income margin was also positively impacted during the three months ended June 30, 2025, by a larger portion of our C&I projects progressing at higher contractual margins, some of which are nearing completion. Additionally, C&I operating income for the three months ended June 30, 2024, was negatively impacted by contingent compensation expense related to a prior acquisition, that did not recur during the three months ended June 30, 2025.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Revenues increased $89.4 million or 5.4%, to $1.73 billion for the six months ended June 30, 2025 from $1.64 billion for the six months ended June 30, 2024. The increase was primarily due to an increase of $70.1 million in C&I revenue, and an increase of $40.6 million in revenue on distribution projects, partially offset by a decrease of $21.2 million in revenue on transmission projects, primarily related to clean energy.
Gross margin for the six months ended June 30, 2025 increased to 11.6% compared to 7.7% for the six months ended June 30, 2024. The increase in gross margin was primarily impacted by significant changes in our estimated gross profit on certain projects resulting in a net gross margin decrease of 1.2% for the six months ended June 30, 2025, compared to a net gross margin decrease of 4.2% for the six months ended June 30, 2024. During the six months ended June 30, 2025, significant estimate changes negatively impacted gross margin by 2.1%, largely related to an increase in costs associated with labor and project inefficiencies and unfavorable change orders. In addition, significant estimate changes in gross profit positively impacted gross margin by 0.9%, mainly related to better-than-anticipated productivity, favorable change orders and a favorable job closeout. During the six months ended June 30, 2024, gross margin was primarily impacted by negative significant estimate changes in our estimated gross profit on certain T&D clean energy projects and a C&I project.
Gross profit was $200.6 million for the six months ended June 30, 2025 compared to $127.1 million for the six months ended June 30, 2024. The increase of $73.5 million, or 57.9% was due to higher margin and revenues.
SG&A was $125.8 million for the six months ended June 30, 2025 compared to $124.1 million for the six months ended June 30, 2024. The period-over-period increase of $1.7 million was primarily due to an increase in employee incentive compensation costs and an increase in employee-related expenses to support future growth. These increases were partially offset by $8.2 million of contingent compensation expense, related to a prior acquisition, recognized during the six months ended June 30, 2024.
Gains from the sale of property and equipment for the six months ended June 30, 2025 were $1.7 million compared to $3.0 million for the six months ended June 30, 2024. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Interest expense was $3.3 million for the six months ended June 30, 2025 compared to $2.3 million for the six months ended June 30, 2024. The increase was primarily attributable to higher average outstanding debt balances, partially offset by lower interest rates during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Income tax expense was $20.4 million for the six months ended June 30, 2025, with an effective tax rate of 29.1%, compared to the benefit of $2.7 million for the six months ended June 30, 2024, with an effective tax rate of (281.9)%. The change in the tax rate for the six months ended June 30, 2025 was primarily due to higher pretax income, lower other permanent difference items and lower stock compensation excess tax benefits.
Net income was $49.8 million for the six months ended June 30, 2025 compared to $3.7 million for the six months ended June 30, 2024. The increase was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Six months ended June 30,
	2025		2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$968,043	55.8%	$948,604	57.7%
Commercial & Industrial	765,902	44.2	695,848	42.3
Total	$1,733,945	100.0%	$1,644,452	100.0%
Operating income:
Transmission & Distribution	$76,686	7.9%	$21,536	2.3%
Commercial & Industrial	39,369	5.1	13,031	1.9
Total	116,055	6.7	34,567	2.1
General Corporate	(41,978)	(2.4)	(31,003)	(1.9)
Consolidated	$74,077	4.3%	$3,564	0.2%
Transmission & Distribution
Revenues for our T&D segment for the six months ended June 30, 2025 were $968.0 million compared to $948.6 million for the six months ended June 30, 2024, an increase of $19.4 million, or 2.0%. The increase in revenue was related to an increase of $40.6 million in revenue on distribution projects, partially offset by a decrease of $21.2 million in revenue on transmission projects. Revenues from transmission projects represented 59.4% and 62.9% of T&D segment revenue for the six months ended June 30, 2025 and 2024, respectively.
Operating income for our T&D segment for the six months ended June 30, 2025 was $76.7 million, an increase of $55.2 million, from the six months ended June 30, 2024. As a percentage of revenues, operating income for our T&D segment was 7.9% for the six months ended June 30, 2025 compared to 2.3% for the six months ended June 30, 2024. Operating income margin was impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 0.8% for the six months ended June 30, 2025, compared to a net decrease of 5.7% for the six months ended June 30, 2024. During the six months ended June 30, 2025, significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 1.2% primarily related to labor and project inefficiencies. These decreases were partially offset by positive significant estimated gross profit changes totaling 0.4% of revenues mostly related to better-than-anticipated productivity and a favorable change order. During the six months ended June 30, 2024, T&D operating income margin was negatively impacted by significant estimated gross profit changes related to clean energy projects.
Commercial & Industrial
Revenues for our C&I segment for the six months ended June 30, 2025 were $765.9 million compared to $695.8 million for the six months ended June 30, 2024, an increase of $70.1 million, or 10.1%. The increase in revenue was primarily related to an increase of $52.3 million in revenue on fixed priced contracts.

Operating income for our C&I segment for the six months ended June 30, 2025 was $39.4 million, an increase of $26.4 million, over the six months ended June 30, 2024. As a percentage of revenues, operating income for our C&I segment was 5.1% for the six months ended June 30, 2025, compared to 1.9% for the six months ended June 30, 2024. Operating income margin was positively impacted during the six months ended June 30, 2025, by a larger portion of our C&I projects progressing at higher contractual margins, some of which are nearing completion. Additionally, C&I operating income for the six months ended June 30, 2024, was negatively impacted by contingent compensation expense related to a prior acquisition, that did not recur during the six months ended June 30, 2025. C&I operating income margin during the six months ended June 30, 2025, was also impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 1.8% for the six months ended June 30, 2025, compared to a net decrease of 2.1% for the six months ended June 30, 2024. Significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 3.3%, primarily related to an increase in costs associated with labor and project inefficiencies and unfavorable change orders. These decreases were partially offset by positive significant estimated gross profit changes totaling 1.5% and largely related to better-than-anticipated productivity, favorable change orders and a favorable job closeout.
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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$26,466	$(15,277)	$49,774	$3,662
Add:
Interest expense, net	1,860	1,160	3,083	2,072
Income tax expense (benefit)	10,928	(6,860)	20,387	(2,703)
Depreciation & amortization	16,345	16,274	32,538	32,104
EBITDA	$55,599	$(4,703)	$105,782	$35,135
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
The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Provided by Operating Activities:
Net cash flows provided by operating activities	$32,861	$22,681	$116,147	$30,371
Add/(subtract):
Changes in operating assets and liabilities	12,872	(20,249)	(29,610)	7,914
Adjustments to reconcile net income to net cash flows provided by operating activities	(19,267)	(17,709)	(36,763)	(34,623)
Depreciation & amortization	16,345	16,274	32,538	32,104
Income tax expense (benefit)	10,928	(6,860)	20,387	(2,703)
Interest expense, net	1,860	1,160	3,083	2,072
EBITDA	$55,599	$(4,703)	$105,782	$35,135

Liquidity, Capital Resources and Material Cash Requirements
As of June 30, 2025, we had working capital of $251.2 million. We define working capital as current assets less current liabilities. During the six months ended June 30, 2025, operating activities of our business provided net cash of $116.1 million, compared to $30.4 million of cash provided for the six months ended June 30, 2024. Cash flow from operations is primarily influenced by operating margins, timing of contract performance and the type of services we provide to our customers. The $85.8 million year-over-year increase in cash provided by operating activities was primarily due to an increase of $46.1 million in net income and favorable net changes in operating assets and liabilities of $37.5 million. The favorable change in operating assets and liabilities was primarily due to the favorable change of $25.9 million in other liabilities, slightly offset by the net unfavorable year-over-year changes in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $1.0 million. The favorable change of $25.9 million in other liabilities was primarily due to changes in our employee incentive compensation accruals and the timing of employee related wage and tax payments.
In the six months ended June 30, 2025, we used net cash of $30.6 million in investing activities consisting of $34.3 million for capital expenditures, partially offset by $3.7 million of proceeds from the sale of equipment.
In the six months ended June 30, 2025, financing activities used net cash of $66.5 million, consisting primarily of $75.0 million of share repurchases under our Repurchase Program, $2.7 million of shares repurchased to satisfy tax obligations under our stock compensation programs and $2.2 million of payments under our equipment notes, partially offset by $13.9 million of net borrowings under our revolving line of credit.
We believe our $383.3 million borrowing availability under our revolving line of credit as of June 30, 2025, future cash flow from operations and our ability to utilize short-term and long-term leases will provide sufficient liquidity for our short-term and long-term needs. Our primary short-term liquidity needs include cash for operations, debt service requirements, capital expenditures, and acquisition and joint venture opportunities. We believe we have adequate sources of liquidity to meet our long-term liquidity needs and foreseeable material cash requirements, including those associated with funding future acquisition opportunities. We continue to invest in developing key management and craft personnel in both our T&D and C&I segments and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of June 30, 2025.
We had $72.3 million and $58.4 million of borrowings outstanding under the Facility as of June 30, 2025 and December 31, 2024, respectively.
Letters of Credit
Some of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf, such as to beneficiaries under our insurance programs. In addition, from time to time, certain customers require us to post letters of credit to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions in accordance with the terms of the letter of credit. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. Currently, we do not believe it is likely that any claims will be made under any letter of credit.
As of June 30, 2025, we had $34.5 million in letters of credit outstanding under our Credit Agreement, including $29.8 million related to the Company's payment obligation under its insurance programs and $4.7 million related to contract performance obligations. As of December 31, 2024, we had $37.3 million in letters of credit outstanding under our Credit Agreement, including $32.6 million related to the Company's payment obligations under its insurance programs and $4.7 million related to contract performance obligations.
Equipment Notes
We have entered into multiple Master Loan Agreements with multiple finance companies. The Master Loan Agreements may be used for financing of equipment between us and the lenders pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.
As of June 30, 2025 and December 31, 2024, we had one outstanding Equipment Note collateralized by equipment and vehicles owned by us. As of June 30, 2025 and December 31, 2024, we also had one other equipment note outstanding collateralized by a vehicle owned by us. The outstanding balance of all equipment notes was $13.8 million as of June 30, 2025 and $16.0 million as of December 31, 2024. As of June 30, 2025, we had outstanding short-term and long-term equipment notes of approximately $4.5 million and $9.4 million, respectively. As of December 31, 2024, we had outstanding short-term and long-term equipment notes of approximately $4.4 million and $11.6 million, respectively.
Lease Obligations
From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from less than one to eight years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive.

The outstanding balance of operating lease obligations was $45.2 million as of June 30, 2025, consisting of short-term and long-term operating lease obligations of approximately $12.8 million and $32.4 million, respectively. The outstanding balance of operating lease obligations was $42.6 million as of December 31, 2024, consisting of short-term and long-term operating lease obligations of approximately $12.1 million and $30.5 million, respectively.
The outstanding balance of finance lease obligations was $2.5 million as of June 30, 2025, consisting of short-term and long-term finance lease obligations of approximately $0.9 million and $1.6 million, respectively. As of December 31, 2024, we had $3.0 million outstanding finance lease obligations, consisting of short-term and long-term finance lease obligations of approximately $1.1 million and $1.9 million, respectively.
Purchase Commitments for Construction Equipment
As of June 30, 2025, we had approximately $9.2 million in outstanding purchase obligations for certain construction equipment to be paid with cash outlays scheduled to occur in 2025.
Performance and Payment Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse our sureties for any expenses or outlays they incur. Under our continuing indemnity and security agreements with the issuers of the bonds, we may be required to grant them a security interest relating to a particular project. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of June 30, 2025, an aggregate of approximately $2.24 billion in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $640.2 million as of June 30, 2025.
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
Concentration of Credit Risk
We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of June 30, 2025 and 2024, none of our customers individually exceeded 10% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
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
As of June 30, 2025, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the six months ended June 30, 2025 and 2024, including instruments for trading, hedging, or speculating on changes in interest rates, changes in foreign currency rates or changes in commodity prices of materials used in our business.
Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, Term CORRA, and Term SOFR Reference Rate, each as defined in the Credit Agreement. If the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, Term CORRA, or Term SOFR Reference Rate rises, any interest payment obligations would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of June 30, 2025, we had $72.3 million of borrowings outstanding under the Facility. If market rates of interest on all our revolving debt as of June 30, 2025, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.7 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of June 30, 2025, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by approximately $0.7 million annually. Borrowings under our equipment notes are at fixed rates established on the date the respective equipment note was executed.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
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

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 - April 30, 2025	1,638	$123.43	1,638	$191
May 1, 2025 - May 31, 2025	—	$—	—	$191
June 1, 2025 - June 30, 2025	—	$—	—	$191
Total	1,638	$123.43	1,638
(1) On February 26, 2025, the Company announced that its Board of Directors had approved a new $75.0 million share repurchase program (the "Repurchase Program"). The Repurchase Program will expire on September 5, 2025, or when the authorized funds are exhausted, whichever is earlier. As of June 30, 2025, the Company had exhausted substantially all of the funds available to repurchase shares of the Company’s common stock under the Repurchase Program. On July 30, 2025, the Company announced that its Board of Directors approved a new share repurchase program (the “New Repurchase Program”), which authorizes the Company to repurchase, in the aggregate, up to $75.0 million of its outstanding shares of common stock. The New Repurchase Program will expire on February 4, 2026, or when the authorized funds are exhausted, whichever is earlier. The New Repurchase Program replaces and supersedes the Company’s prior repurchase program, and such prior repurchase program has been terminated.
(2) This column contains repurchases of common stock to satisfy tax obligations on the vesting of performance and restricted stock under the 2017 Long-Term Incentive Plan (as amended).
ITEM 5. OTHER INFORMATION
None of the Company’s directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2025.

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

MYR GROUP INC. (Registrant)

July 30, 2025	/s/ KELLY M. HUNTINGTON
Kelly M. Huntington Senior Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Officer)