Form 10-Q
period 2025-09-30
MYR GROUP INC.
filed 2025-10-29
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2025, there were 15,522,834 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,211	$3,464
Accounts receivable, net of allowances of $935 and $1,129, respectively	600,708	653,069
Contract assets, net of allowances of $540 and $422, respectively	353,481	301,942
Current portion of receivable for insurance claims in excess of deductibles	9,500	9,081
Refundable income taxes	5,644	4,638
Prepaid expenses and other current assets	22,817	42,468
Total current assets	1,068,361	1,014,662
Property and equipment, net of accumulated depreciation of $407,471 and $387,223, respectively	291,862	278,226
Operating lease right-of-use assets	44,789	42,648
Goodwill	114,522	112,983
Intangible assets, net of accumulated amortization of $38,549 and $34,573, respectively	73,182	75,691
Receivable for insurance claims in excess of deductibles	34,645	34,553
Deferred income taxes	5,900	5,734
Investment in joint ventures	3,771	3,730
Other assets	8,300	5,832
Total assets	$1,645,332	$1,574,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,554	$4,363
Current portion of operating lease obligations	13,140	12,141
Current portion of finance lease obligations	824	1,046
Accounts payable	298,160	295,476
Contract liabilities	302,549	321,958
Current portion of accrued self-insurance	26,786	25,883
Accrued income taxes	8,188	196
Other current liabilities	146,723	87,837
Total current liabilities	800,924	748,900
Deferred income tax liabilities	56,281	52,498
Long-term debt	67,422	70,018
Accrued self-insurance	55,555	53,600
Operating lease obligations, net of current maturities	31,623	30,496
Finance lease obligations, net of current maturities	1,402	1,930
Other liabilities	14,537	16,257
Total liabilities	1,027,744	973,699
Commitments and contingencies
Shareholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 15,522,834 and 16,121,901 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	155	161
Additional paid-in capital	160,187	159,133
Accumulated other comprehensive loss	(9,446)	(12,651)
Retained earnings	466,692	453,717
Total shareholders’ equity	617,588	600,360
Total liabilities and shareholders’ equity	$1,645,332	$1,574,059
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Contract revenues	$950,400	$888,043	$2,684,345	$2,532,495
Contract costs	838,508	810,755	2,371,841	2,328,121
Gross profit	111,892	77,288	312,504	204,374
Selling, general and administrative expenses	65,919	57,456	191,756	181,528
Amortization of intangible assets	1,214	1,221	3,613	3,666
Gain on sale of property and equipment	(1,512)	(1,750)	(3,213)	(4,745)
Income from operations	46,271	20,361	120,348	23,925
Other income (expense):
Interest income	197	73	433	296
Interest expense	(1,440)	(2,016)	(4,759)	(4,311)
Other income (expense), net	(297)	112	(1,130)	(421)
Income before provision for income taxes	44,731	18,530	114,892	19,489
Income tax expense	12,637	7,881	33,024	5,178
Net income	$32,094	$10,649	$81,868	$14,311
Income per common share:
—Basic	$2.07	$0.65	$5.22	$0.86
—Diluted	$2.05	$0.65	$5.20	$0.86
Weighted average number of common shares and potential common shares outstanding:
—Basic	15,528	16,283	15,681	16,582
—Diluted	15,631	16,324	15,752	16,647

Net income	$32,094	$10,649	$81,868	$14,311
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,789)	1,309	3,205	(2,336)
Other comprehensive income (loss)	(1,789)	1,309	3,205	(2,336)
Total comprehensive income	$30,305	$11,958	$85,073	$11,975
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
(in thousands)	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2023	$—	16,684	$167	$162,386	$(3,880)	$492,529	$651,202
Net income	—	—	—	—	—	18,939	18,939
Stock issued under compensation plans, net	—	114	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	1,917	—	—	1,917
Shares repurchased related to tax withholding for stock-based compensation	—	(36)	(1)	(5,511)	—	(354)	(5,866)
Other comprehensive loss	—	—	—	—	(2,472)	—	(2,472)
Balance at March 31, 2024	—	16,762	167	158,791	(6,352)	511,114	663,720
Net loss	—	—	—	—	—	(15,277)	(15,277)
Stock issued under compensation plans, net	—	3	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,331	—	—	2,331
Share repurchases under share repurchase program	—	(117)	(1)	(1,121)	—	(15,137)	(16,259)
Other comprehensive loss	—	—	—	—	(1,173)	—	(1,173)
Balance at June 30, 2024	—	16,648	166	160,001	(7,525)	480,700	633,342
Net income	—	—	—	—	—	10,649	10,649
Stock-based compensation expense	—	—	—	1,950	—	—	1,950
Share repurchases under share repurchase program	—	(526)	(5)	(5,152)	—	(53,584)	(58,741)
Other comprehensive income	—	—	—	—	1,309	—	1,309
Balance at September 30, 2024	$—	16,122	$161	$156,799	$(6,216)	$437,765	$588,509

Balance at December 31, 2024	$—	16,122	$161	$159,133	$(12,651)	$453,717	$600,360
Net income	—	—	—	—	—	23,308	23,308
Stock issued under compensation plans, net	—	58	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	2,333	—	—	2,333
Shares repurchased related to tax withholding for stock-based compensation	—	(19)	(1)	(2,264)	—	(186)	(2,451)
Share repurchases under share repurchase program	—	(639)	(6)	(6,303)	—	(68,691)	(75,000)
Other comprehensive income	—	—	—	—	122	—	122
Balance at March 31, 2025	—	15,522	155	152,898	(12,529)	408,148	548,672
Net income	—	—	—	—	—	26,466	26,466
Stock issued under compensation plans, net	—	3	—	—	—	—	—
Stock-based compensation expense	—	—	—	3,426	—	—	3,426
Shares repurchased related to tax withholding for stock-based compensation	—	(2)	—	(186)	—	(16)	(202)
Other comprehensive income	—	—	—	—	4,872	—	4,872
Balance at June 30, 2025	—	15,523	155	156,138	(7,657)	434,598	583,234
Net income	—	—	—	—	—	32,094	32,094
Stock-based compensation expense	—	—	—	4,049	—	—	4,049
Other comprehensive loss	—	—	—	—	(1,789)	—	(1,789)
Balance at September 30, 2025	$—	15,523	$155	$160,187	$(9,446)	$466,692	$617,588
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$81,868	$14,311
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	45,664	45,131
Amortization of intangible assets	3,613	3,666
Stock-based compensation expense	9,808	6,198
Deferred income taxes	3,312	(144)
Gain on sale of property and equipment	(3,213)	(4,745)
Other non-cash items	345	1,044
Changes in operating assets and liabilities:
Accounts receivable, net	53,714	(50,193)
Contract assets, net	(49,762)	8,212
Receivable for insurance claims in excess of deductibles	(511)	(1,975)
Other assets	14,241	21,687
Accounts payable	4,795	(20,607)
Contract liabilities	(19,889)	22,294
Accrued self-insurance	2,845	(402)
Other liabilities	64,907	21,519
Net cash flows provided by operating activities	211,737	65,996
Cash flows from investing activities:
Proceeds from sale of property and equipment	6,014	6,815
Purchases of property and equipment	(64,467)	(63,634)
Net cash flows used in investing activities	(58,453)	(56,819)
Cash flows from financing activities:
Borrowings under revolving lines of credit	635,003	584,070
Repayments under revolving lines of credit	(633,048)	(520,076)
Payment of principal obligations under equipment notes	(4,360)	(7,049)
Payment of principal obligations under finance leases	(844)	(2,083)
Repurchase of common stock	(75,000)	(75,000)
Debt refinancing costs	—	(34)
Payments related to tax withholding for stock-based compensation	(2,653)	(5,866)
Net cash flows used in financing activities	(80,902)	(26,038)
Effect of exchange rate changes on cash	365	(469)
Net increase (decrease) in cash and cash equivalents	72,747	(17,330)
Cash and cash equivalents:
Beginning of period	3,464	24,899
End of period	$76,211	$7,569
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
The most significant estimates are related to estimates of costs to complete contracts, variable consideration inclusive of pending change orders and claims, shared savings, useful lives of property and equipment, insurance reserves, income tax reserves, estimates surrounding stock-based compensation, the recoverability of goodwill and intangibles and allowance for doubtful accounts. The Company estimates a cost accrual every quarter that represents costs incurred but not invoiced for services performed or goods delivered during the period, and estimates revenue from the contract cost portion of these accruals based on current gross margin rates to be consistent with its cost method of revenue recognition.
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

Some of the Company’s contracts may have contract terms that include variable consideration such as safety or performance bonuses or liquidated damages. The Company includes the estimated amount of variable consideration in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative recognized revenue will not occur when the final outcome of the variable consideration is determined. In contracts in which a significant reversal may occur, the Company exercises restraint in recognizing revenue on variable consideration. The Company often enters into contracts that contain liquidated damage clauses. The Company does not include amounts associated with liquidated damage clauses until it is probable that liquidated damages will occur. These items are continually monitored by multiple levels of management throughout the reporting period.
As of September 30, 2025 and December 31, 2024, the Company had recognized revenues of $14.3 million and $46.0 million, respectively, related to large change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended September 30, 2025, net changes in estimates pertaining to certain projects decreased consolidated gross margin by 0.6%, which resulted in decreases in operating income of $5.5 million, net income of $4.2 million and diluted earnings per common share of $0.27. During the nine months ended September 30, 2025, changes in estimates pertaining to certain projects decreased consolidated gross margin by 1.3% and resulted in decreases in operating income of $33.9 million, net income of $24.8 million and diluted earnings per common share of $1.58. Additional discussion on the impact of these estimate changes can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations.”
During the three months ended September 30, 2024, net changes in estimates pertaining to certain projects decreased consolidated gross margin by 3.9%, which resulted in decreases in operating income of $34.9 million, net income of $22.3 million and diluted earnings per common share of $1.37. During the nine months ended September 30, 2024, changes in estimates pertaining to certain projects decreased consolidated gross margin by 4.4% and resulted in decreases in operating income of $112.7 million, net income of $70.5 million and diluted earnings per common share of $4.24.
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and intercompany loans that are not deemed long-term investment accounts are recorded in the “other income (expense), net” line on the Company’s consolidated statements of operations. Foreign currency losses and gains, recorded in other income (expense), net, for the three months ended September 30, 2025 and 2024 were $0.3 million and $0.1 million, respectively. Foreign currency losses, recorded in other income (expense), net, for the nine months ended September 30, 2025 and 2024 were $1.1 million and $0.4 million, respectively. Foreign currency translation gains and losses, arising from intercompany loans that are deemed long-term investment accounts, are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.5 million as of September 30, 2025 and $0.4 million as of December 31, 2024.
Contract assets consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024	Change
Unbilled revenue, net	$169,761	$149,449	$20,312
Contract retainages, net	183,720	152,493	31,227
Contract assets, net	$353,481	$301,942	$51,539
The Company’s consolidated balance sheets present contract liabilities that contain deferred revenue and an accrual for contracts in a loss provision.
Contract liabilities consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024	Change
Deferred revenue	$294,243	$312,632	$(18,389)
Accrued loss provision	8,306	9,326	(1,020)
Contract liabilities	$302,549	$321,958	$(19,409)

The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	September 30, 2025	December 31, 2024	Change
Contract assets, net	$353,481	$301,942	$51,539
Contract liabilities	(302,549)	(321,958)	19,409
Net contract assets	$50,932	$(20,016)	$70,948
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances was $34.8 million and $148.9 million for the three and nine months ended September 30, 2025, respectively. The amounts of revenue recognized in the period that were included in the opening contract liability balances was $60.4 million and $137.0 million for the three and nine months ended September 30, 2024, respectively. This revenue consists primarily of work performed on previous billings to customers.
The net asset position for contracts in process consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Costs and estimated earnings on uncompleted contracts	$7,950,782	$7,627,894
Less: billings to date	8,075,264	7,791,077
	$(124,482)	$(163,183)
The net asset position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

(in thousands)	September 30, 2025	December 31, 2024
Unbilled revenue	$169,761	$149,449
Deferred revenue	(294,243)	(312,632)
	$(124,482)	$(163,183)

3. Lease Obligations
From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from less than one to twelve years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At September 30, 2025, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.

The following is a summary of the lease-related assets and liabilities recorded:

		September 30, 2025	December 31, 2024
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$44,789	$42,648
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	2,321	3,215
Total right-of-use lease assets		$47,110	$45,863

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$13,140	$12,141
Finance lease obligations	Current portion of finance lease obligations	824	1,046
Total current obligations		13,964	13,187
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	31,623	30,496
Finance lease obligations	Finance lease obligations, net of current maturities	1,402	1,930
Total non-current obligations		33,025	32,426
Total lease obligations		$46,989	$45,613
The following is a summary of the lease terms and discount rates:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term - finance leases	2.7 years	3.3 years
Weighted-average remaining lease term - operating leases	3.8 years	3.7 years
Weighted-average discount rate - finance leases	3.9%	3.9%
Weighted-average discount rate - operating leases	4.0%	4.0%
The following is a summary of certain information related to the lease costs for finance and operating leases:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$242	$335	$736	$653
Interest on lease liabilities	23	30	77	69
Operating lease cost	4,776	3,956	13,750	11,446
Variable lease costs	109	95	332	279
Total lease cost	$5,150	$4,416	$14,895	$12,447

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Nine months ended September 30,
(in thousands)	2025	2024
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13,673	$10,969
Right-of-use asset obtained in exchange for new operating lease obligations	$14,123	$13,458
Right-of-use asset obtained in exchange for new finance lease obligations	$—	$3,595
The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under financial leases, less interest, and under operating leases, less imputed interest, as of September 30, 2025 were as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations
Remainder of 2025	$254	$4,852	$5,106
2026	856	16,682	17,538
2027	855	11,286	12,141
2028	382	9,089	9,471
2029	—	5,984	5,984
2030	—	2,185	2,185
Thereafter	—	1,914	1,914
Total minimum lease payments	2,347	51,992	54,339
Financing component	(121)	(7,229)	(7,350)
Net present value of minimum lease payments	2,226	44,763	46,989
Less: current portion of finance and operating lease obligations	(824)	(13,140)	(13,964)
Long-term finance and operating lease obligations	$1,402	$31,623	$33,025
The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
Certain subsidiaries of the Company have ongoing operating leases for facilities that were entered into or extended with third-party companies that, are or were, owned in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at or below market rental rates. Lease expense associated with these leases was $0.7 million and $1.9 million for the three and nine months ended September 30, 2025 and $0.6 million and $1.9 million for the three and nine months ended September 30, 2024. As of September 30, 2025, the minimum lease payments required under these leases totaled $7.9 million, which are due over the next 3.9 years.
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

As of September 30, 2025 and December 31, 2024, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of September 30, 2025 and December 31, 2024, the fair value of the Company’s long-term debt and finance lease obligations was based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at September 30, 2025 and December 31, 2024, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying value of the Company’s finance lease obligations also approximated fair value.
5. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

(dollar amounts in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of September 30, 2025	Outstanding Balance as of December 31, 2024
Credit Agreement
Revolving loans	5/31/2023	Variable	Variable	5	$60,350	$58,395

Equipment Notes
Equipment Note 10	8/26/2022	4.32%	Semi-annual	5	11,605	15,957
Other equipment note	4/11/2022	4.55%	Monthly	5	21	29
					11,626	15,986
Total debt					71,976	74,381
Less: current portion of long-term debt					(4,554)	(4,363)
Long-term debt					$67,422	$70,018
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
Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.25% to 1.00%; or (2) the Term Benchmark Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 2.00%. The applicable margin is determined based on the Company’s Net Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.25% to 2.00% for non-performance letters of credit or 0.625% to 1.00% for performance letters of credit, based on the Company’s Net Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.30%, based on the Company’s Net Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s Net Leverage Ratio, after giving pro forma effect thereto, exceeds 2.75. The weighted average interest rate on borrowings outstanding on the Facility was 4.92% and 7.03%, per annum, for the nine months ended September 30, 2025 and 2024, respectively.

Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of September 30, 2025.
As of September 30, 2025, the Company had $60.4 million of borrowings outstanding under the Facility and letters of credit outstanding under the Facility of $29.9 million, including $29.8 million related to the Company's payment obligation under its insurance programs and $0.1 million related to contract performance obligations.
As of December 31, 2024, the Company had $58.4 million of borrowings outstanding under the Facility and letters of credit outstanding under the Facility of $37.3 million, including $32.6 million related to the Company's payment obligation under its insurance programs and $4.7 million related to contract performance obligations.
The Company had remaining deferred debt issuance costs related to the Facility totaling $1.4 million and $1.8 million as of September 30, 2025 and December 31, 2024, respectively. As permitted, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the Facility.
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
As of September 30, 2025, the Company had one Equipment Note outstanding under the Master Loan Agreements that is collateralized by equipment and vehicles owned by the Company. As of September 30, 2025, the Company had one other equipment note outstanding that is collateralized by a vehicle owned by the Company. The following table sets forth our remaining principal payments for all of the Company’s outstanding equipment notes as of September 30, 2025:

(in thousands)	Future Equipment Notes Principal Payments
Remainder of 2025	$3
2026	4,555
2027	7,068
2028	—
2029	—
2030	—
Total future principal payments	11,626
Less: current portion of equipment notes	(4,554)
Long-term principal obligations	$7,072
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
The components of the Company’s revenue by contract type for the three months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30, 2025
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$160,811	31.9%	$381,026	85.3%	$541,837	57.0%
Unit price	204,438	40.6	20,259	4.5	224,697	23.6
T&E	138,187	27.5	45,679	10.2	183,866	19.4
	$503,436	100.0%	$446,964	100.0%	$950,400	100.0%

	Three months ended September 30, 2024
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$197,087	40.9%	$331,103	81.5%	$528,190	59.5%
Unit price	169,337	35.1	23,849	5.9	193,186	21.7
T&E	115,452	24.0	51,215	12.6	166,667	18.8
	$481,876	100.0%	$406,167	100.0%	$888,043	100.0%
The components of the Company’s revenue by contract type for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine months ended September 30, 2025
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$512,379	34.8%	$1,004,813	82.8%	$1,517,192	56.5%
Unit price	547,562	37.2	58,172	4.8	605,734	22.6
T&E	411,538	28.0	149,881	12.4	561,419	20.9
	$1,471,479	100.0%	$1,212,866	100.0%	$2,684,345	100.0%

	Nine months ended September 30, 2024
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$654,969	45.8%	$902,582	81.9%	$1,557,551	61.5%
Unit price	443,589	31.0	58,988	5.4	502,577	19.8
T&E	331,922	23.2	140,445	12.7	472,367	18.7
	$1,430,480	100.0%	$1,102,015	100.0%	$2,532,495	100.0%

The components of the Company’s revenue by market type for the three months ended September 30, 2025 and 2024 were as follows:

	Three months ended September 30, 2025			Three months ended September 30, 2024
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$293,022	30.8%	T&D	$276,663	31.2%	T&D
Distribution	210,414	22.2	T&D	205,213	23.1	T&D
Electrical construction	446,964	47.0	C&I	406,167	45.7	C&I
Total revenue	$950,400	100.0%		$888,043	100.0%
The components of the Company’s revenue by market type for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
(dollars in thousands)	Amount	Percent	Segment	Amount	Percent	Segment
Transmission	$868,244	32.3%	T&D	$873,077	34.5%	T&D
Distribution	603,235	22.5	T&D	557,403	22.0	T&D
Electrical construction	1,212,866	45.2	C&I	1,102,015	43.5	C&I
Total revenue	$2,684,345	100.0%		$2,532,495	100.0%
Remaining Performance Obligations
As of September 30, 2025, the Company had $2.34 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. The timing of when remaining performance obligations are recognized is evaluated quarterly and is largely driven by the estimated start date and duration of the underlying projects.
The following table summarizes the amount of remaining performance obligations as of September 30, 2025 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months.

	Remaining Performance Obligations at September 30, 2025
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months
T&D	$619,085	$607,085	$12,000
C&I	1,722,288	1,506,053	216,235
Total	$2,341,373	$2,113,138	$228,235
The Company estimates approximately 95% or more of the remaining performance obligations will be recognized within twenty-four months, including approximately 90% of the remaining performance obligations estimated to be recognized within twelve months, although the timing of the Company’s performance is not always under its control. The timing of when remaining performance obligations are recognized by the Company can vary considerably and is impacted by multiple variables including, but not limited to: changes in the estimated versus actual start time of a project; the availability of labor, equipment and materials; changes in project workflow; weather; project delays and accelerations; and the timing of final contract settlements. Additionally, the difference between the remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s MSAs under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to backlog is provided in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

7. Income Taxes
The U.S. federal statutory tax rate was 21% for each of the three and nine months ended September 30, 2025 and 2024. The Company’s effective tax rate for the three and nine months ended September 30, 2025 was 28.3% and 28.7%, respectively, of pretax income compared to the effective tax rate for the three and nine months ended September 30, 2024 of 42.5% and 26.6%, respectively.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rates for the three and nine months ended September 30, 2025 was primarily due to permanent difference items and state income taxes.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rates for the three months ended September 30, 2024 was primarily due to permanent difference items, largely related to deductibility limits of certain compensation including contingent compensation associated with a prior acquisition and U.S. taxes on Canadian income, as well as state income taxes.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the nine months ended September 30, 2024 was primarily due to permanent difference items, largely related to deductibility limits of certain compensation including contingent compensation associated with a prior acquisition and U.S. taxes on Canadian income, as well as state income taxes, partially offset by a favorable impact from stock compensation excess tax benefits.
The Company has recorded a liability for unrecognized tax benefits of approximately $0.4 million and $0.3 million as of September 30, 2025 and December 31, 2024, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.
The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three and nine months ended September 30, 2025 and 2024.
The Company is subject to taxation in various jurisdictions. The Company’s 2020 through 2023 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2019 through 2023. The Company’s 2020 through 2024 Canadian tax returns are subject to examination by the Canadian Revenue Agency.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was signed into law. The Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Act did not have a material impact on the Company’s effective tax rate for the three and nine months ended September 30, 2025. While further evaluation is ongoing, the Act is not expected to have a material impact on the Company's financial position or results of operations.
8. Commitments and Contingencies
Purchase Commitments
As of September 30, 2025, the Company had approximately $7.3 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur in 2025.
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
Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of September 30, 2025, an aggregate of approximately $2.26 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $702.2 million as of September 30, 2025.
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

During the nine months ended September 30, 2025, the Company granted time-vested stock awards covering 68,813 shares of common stock under the LTIP, which vest ratably over three years for employee awards and after one year for non-employee director awards, at a weighted average grant date fair value of $126.98. During the nine months ended September 30, 2025, time-vested stock awards covering 39,629 shares of common stock vested at a weighted average grant date fair value of $134.78.
During the nine months ended September 30, 2025, the Company granted 53,678 performance share awards under the LTIP at target, which will cliff vest, if earned, on December 31, 2027, at a weighted average grant date fair value of $148.73. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares granted, based upon the Company’s performance compared to certain financial and other metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to targets, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards granted cliff vest following the performance period if the stated performance targets and minimum service requirements are attained and are paid in shares of the Company’s common stock.
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
The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	For the Three Months Ended September 30, 2025
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$503,436	$446,964	$—	$950,400
Operating costs (1)	461,975	418,381	23,773	904,129
Income from operations	41,461	28,583	(23,773)	46,271
Other income (expense):
Interest income				197
Interest expense				(1,440)
Other expense, net				(297)
Income before provision for income taxes				44,731
Income tax expense				12,637
Net income				$32,094

	For the Three Months Ended September 30, 2024
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$481,876	$406,167	$—	$888,043
Operating costs (1)	464,308	385,858	17,516	867,682
Income (loss) from operations	17,568	20,309	(17,516)	20,361
Other income (expense):
Interest income				73
Interest expense				(2,016)
Other income, net				112
Income before provision for income taxes				18,530
Income tax expense				7,881
Net income				$10,649

	For the Nine Months Ended September 30, 2025
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$1,471,479	$1,212,866	$—	$2,684,345
Operating costs (1)	1,353,332	1,144,913	65,752	2,563,997
Income from operations	118,147	67,953	(65,752)	120,348
Other income (expense):
Interest income				433
Interest expense				(4,759)
Other expense, net				(1,130)
Income before provision for income taxes				114,892
Income tax expense				33,024
Net income				$81,868

	For the Nine Months Ended September 30, 2024
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$1,430,480	$1,102,015	$—	$2,532,495
Operating costs (1)	1,391,376	1,068,675	48,519	2,508,570
Income from operations	39,104	33,340	(48,519)	23,925
Other income (expense):
Interest income				296
Interest expense				(4,311)
Other expense, net				(421)
Income before provision for income taxes				19,489
Income tax expense				5,178
Net income				$14,311
(1) Operating costs include T&D, C&I and general corporate portion of contract costs, selling, general and administrative expenses, amortization of intangible assets and gain on sale of property and equipment. The expenses found in these other segment items are generally viewed as operating costs by the CODM and are not considered individually significant segment reporting items.
The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Identifiable assets, consisting of contract receivables, contract assets, construction materials inventory, goodwill and intangibles. As of September 30, 2025 and December 31, 2024, there were $182.5 million and $177.9 million, respectively, of identifiable assets attributable to Canadian operations. The table below reflects the identifiable assets for each segment.

(in thousands)	September 30, 2025	December 31, 2024
T&D	$604,688	$601,546
C&I	533,143	539,687
General Corporate	507,501	432,826
	$1,645,332	$1,574,059
An allocation of total depreciation, including depreciation of shared construction equipment, and amortization to each segment is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Depreciation and amortization
T&D	$42,737	$42,386
C&I	6,540	6,411
	$49,277	$48,797
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

Net income and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income	$32,094	$10,649	$81,868	$14,311

Denominator:
Weighted average common shares outstanding	15,528	16,283	15,681	16,582
Weighted average dilutive securities	103	41	71	65
Weighted average common shares outstanding, diluted	15,631	16,324	15,752	16,647

Income per common share:
Basic	$2.07	$0.65	$5.22	$0.86
Diluted	$2.05	$0.65	$5.20	$0.86
For the three and nine months ended September 30, 2025 and 2024, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would have been anti-dilutive.
The following table summarizes the shares of common stock underlying the Company’s unvested time-vested stock awards and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Time-vested stock awards	—	36	1	36
Performance awards	—	30	19	30
Share Repurchases
During the nine months ended September 30, 2025, the Company repurchased 20,504 shares of stock, for approximately $2.7 million, from its employees to satisfy tax obligations on shares vested under the LTIP. During the nine months ended September 30, 2024, the Company repurchased 36,397 shares of stock, for approximately $5.9 million, from its employees to satisfy tax obligations on shares vested under the LTIP.
On July 30, 2025, the Company announced that its Board of Directors had approved a new $75.0 million share repurchase program (the "Repurchase Program"). The Repurchase Program will expire on February 4, 2026, or when the authorized funds are exhausted, whichever is earlier. The Repurchase Program replaced and superseded the Company’s prior $75.0 million repurchase program, under which the Company had exhausted substantially all of the available funds, and such prior repurchase program was terminated. As of September 30, 2025, the Company had $75.0 million of funds available to repurchase shares of the Company’s common stock under the Repurchase Program. During the nine months ended September 30, 2025, the Company repurchased 639,207 shares of its common stock under the prior share repurchase program, at a weighted-average price of $117.33 per share.

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
We believe legislative actions aimed at supporting infrastructure improvements in the United States may positively impact long-term demand and opportunity in both of our reporting segments, particularly in connection with electric power infrastructure, expansion of domestic manufacturing, and transportation spending. However, we may experience unanticipated volatility associated with policy changes and tariffs. Prolonged uncertainty in the business environment and higher inflation could also impact customer demand and our profitability.
We had consolidated revenues for the nine months ended September 30, 2025 of $2.68 billion, of which 54.8% was attributable to our T&D customers and 45.2% was attributable to our C&I customers. Our consolidated revenues for the nine months ended September 30, 2024 were $2.53 billion. For the nine months ended September 30, 2025, our net income and EBITDA(1) were $81.9 million and $168.5 million, respectively, compared to $14.3 million and $72.3 million, respectively, for the nine months ended September 30, 2024.
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
We believe there is a need for further investment by utilities on their distribution systems to properly maintain their systems or meet reliability requirements. We continue to see strong activity in many of our electric distribution markets. We believe the increased storm activity and destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Distribution systems may also require upgrades to accommodate additional distributed energy resources and increased electrification. We expect to see an increase in the distribution market opportunities during the rest of 2025.
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
We continue to implement strategies that are designed to further expand our capabilities and effectively allocate capital. We have maintained a strong balance sheet, while also supporting our organic growth with capital expenditures and working capital and repurchasing our shares. On July 30, 2025, the Company announced that its Board of Directors had approved a new $75.0 million share repurchase program (the "Repurchase Program"). The Repurchase Program will expire on February 4, 2026, or when the authorized funds are exhausted, whichever is earlier. The Repurchase Program replaced and superseded the Company’s prior $75.0 million repurchase program, under which the Company had exhausted substantially all of the available funds, and such prior repurchase program was terminated. As of September 30, 2025, the Company had $75.0 million of funds available to repurchase shares of the Company’s common stock under the Repurchase Program. During the nine months ended September 30, 2025, the Company repurchased 639,207 shares of its common stock under the prior repurchase program, at a weighted-average price of $117.33 per share. We believe the borrowing availability under our $490 million revolving credit facility and future cash flow from operations will enable us to support the organic growth of our business, pursue acquisitions and opportunistically repurchase shares.
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

Our backlog was $2.66 billion at September 30, 2025, compared to $2.58 billion at December 31, 2024 and $2.60 billion at September 30, 2024. Our backlog at September 30, 2025 increased $21.1 million from June 30, 2025. Backlog in the T&D segment increased $2.5 million and C&I backlog increased $18.6 million compared to June 30, 2025. Our backlog as of September 30, 2025 included our proportionate share of joint venture backlog totaling $166.0 million, compared to $172.9 million at June 30, 2025.
The following table summarizes that amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months:

	Backlog at September 30, 2025
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months	Total backlog at December 31, 2024
T&D	$928,988	$916,988	$12,000	$818,185
C&I	1,733,657	1,517,422	216,235	1,758,233
Total	$2,662,645	$2,434,410	$228,235	$2,576,418

Consolidated Results of Operations
The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$950,400	100.0%	$888,043	100.0%	$2,684,345	100.0%	$2,532,495	100.0%
Contract costs	838,508	88.2	810,755	91.3	2,371,841	88.4	2,328,121	91.9
Gross profit	111,892	11.8	77,288	8.7	312,504	11.6	204,374	8.1
Selling, general and administrative expenses	65,919	6.9	57,456	6.5	191,756	7.1	181,528	7.2
Amortization of intangible assets	1,214	0.1	1,221	0.1	3,613	0.1	3,666	0.1
Gain on sale of property and equipment	(1,512)	(0.2)	(1,750)	(0.2)	(3,213)	(0.1)	(4,745)	(0.2)
Income from operations	46,271	5.0	20,361	2.3	120,348	4.5	23,925	1.0
Other income (expense):
Interest income	197	—	73	—	433	—	296	—
Interest expense	(1,440)	(0.2)	(2,016)	(0.2)	(4,759)	(0.2)	(4,311)	(0.2)
Other income (expense), net	(297)	(0.1)	112	—	(1,130)	—	(421)	—
Income before provision for income taxes	44,731	4.7	18,530	2.1	114,892	4.3	19,489	0.8
Income tax expense	12,637	1.3	7,881	0.9	33,024	1.3	5,178	0.2
Net income	$32,094	3.4%	$10,649	1.2%	$81,868	3.0%	$14,311	0.6%
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Revenues increased $62.4 million, or 7.0%, to $950.4 million for the three months ended September 30, 2025 from $888.0 million for the three months ended September 30, 2024. The increase was primarily due to an increase of $40.8 million in C&I revenue, an increase of $16.3 million in revenue on transmission projects and an increase of $5.2 million in revenue on distribution projects.

Gross margin for the three months ended September 30, 2025 increased to 11.8% compared to 8.7% for the three months ended September 30, 2024. The increase in gross margin was primarily due to significant changes in our estimated gross profit on certain projects resulting in a net gross margin decrease of 0.6% for the three months ended September 30, 2025, compared to a net gross margin decrease of 3.9% for the three months ended September 30, 2024. During the three months ended September 30, 2025, significant estimate changes negatively impacted gross margin by 2.6%, largely related to an increase in costs associated with project inefficiencies, unfavorable change orders and inclement weather. In addition, significant estimate changes in gross profit positively impacted gross margin by 2.0%, primarily related to better-than-anticipated productivity, favorable change orders and favorable job closeouts. During the three months ended September 30, 2024, gross margin was primarily impacted by negative significant estimate changes in our estimated gross profit on certain T&D clean energy projects and a C&I project.
Gross profit was $111.9 million for the three months ended September 30, 2025 compared to $77.3 million for the three months ended September 30, 2024. The increase of $34.6 million, or 44.8%, was due to higher margin and revenues.
Selling, general and administrative expenses (“SG&A”) were $65.9 million for the three months ended September 30, 2025 compared to $57.5 million for the three months ended September 30, 2024. The period-over-period increase of $8.4 million was primarily due to an increase in employee incentive compensation costs and an increase in employee-related expenses to support future growth. These increases were partially offset by $1.1 million of contingent compensation expense, related to a prior acquisition, recognized during the three months ended September 30, 2024, that did not recur.
Interest expense was $1.4 million for the three months ended September 30, 2025 compared to $2.0 million for the three months ended September 30, 2024. The decrease was attributable to lower interest rates and lower average outstanding debt balances during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Income tax expense was $12.6 million for the three months ended September 30, 2025, with an effective tax rate of 28.3%, compared to the income tax expense of $7.9 million for the three months ended September 30, 2024, with an effective tax rate of 42.5%. The decrease in the tax rate for the three months ended September 30, 2025 was primarily due to lower permanent difference items mostly associated with deductibility limits of contingent compensation experienced in the prior year, as well as lower U.S. taxes on Canadian income.
Net income was $32.1 million for the three months ended September 30, 2025 compared to net income of $10.6 million for the three months ended September 30, 2024. The increase was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended September 30,
	2025		2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$503,436	53.0%	$481,876	54.3%
Commercial & Industrial	446,964	47.0	406,167	45.7
Total	$950,400	100.0%	$888,043	100.0%
Operating income:
Transmission & Distribution	$41,461	8.2%	$17,568	3.6%
Commercial & Industrial	28,583	6.4	20,309	5.0
Total	70,044	7.4	37,877	4.3
General Corporate	(23,773)	(2.5)	(17,516)	(2.0)
Consolidated	$46,271	4.9%	$20,361	2.3%
Transmission & Distribution
Revenues for our T&D segment for the three months ended September 30, 2025 were $503.4 million compared to $481.9 million for the three months ended September 30, 2024, an increase of $21.5 million, or 4.5%. The increase in revenue was related to an increase of $16.3 million in revenue on transmission projects and an increase of $5.2 million in revenue on distribution projects.

Operating income for our T&D segment for the three months ended September 30, 2025 was $41.5 million, an increase of $23.9 million, from the three months ended September 30, 2024. As a percentage of revenues, operating income for our T&D segment was 8.2% for the three months ended September 30, 2025 compared to 3.6% for the three months ended September 30, 2024. The increase in operating income margin was driven by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin increase of 0.2% for the three months ended September 30, 2025, compared to a net operating income margin decrease of 5.0% for the three months ended September 30, 2024. During the three months ended September 30, 2025, significant estimated gross profit changes positively impacted operating income as a percentage of revenues by 2.2%, primarily related to favorable change orders and better-than-anticipated productivity. These increases were partially offset by negative significant estimated gross profit changes totaling 2.0% and largely related to project inefficiencies, unfavorable change orders and inclement weather. During the three months ended September 30, 2024, operating income margin was negatively impacted by significant estimated gross profit changes related to clean energy projects.
Commercial & Industrial
Revenues for our C&I segment for the three months ended September 30, 2025 were $447.0 million compared to $406.2 million for the three months ended September 30, 2024, an increase of $40.8 million, or 10.0%. The increase in revenue was primarily related to an increase of $49.9 million in revenue on fixed priced contracts.
Operating income for our C&I segment for the three months ended September 30, 2025 was $28.6 million, an increase of $8.3 million, over the three months ended September 30, 2024. As a percentage of revenues, operating income for our C&I segment was 6.4% for the three months ended September 30, 2025 compared to 5.0% for the three months ended September 30, 2024. The increase in operating income margin was driven by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 1.5% for the three months ended September 30, 2025, compared to a net operating income margin decrease of 2.6% for the three months ended September 30, 2024. Significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 3.3%, primarily related to unfavorable change orders and an increase in costs associated with project inefficiencies. These decreases were partially offset by positive significant estimated gross profit changes totaling 1.8% and largely related to better-than-anticipated productivity and favorable job closeouts. During the three months ended September 30, 2024, operating income margin was negatively impacted by significant estimated gross profit changes primarily related to a single project. Operating income margin for the three months ended September 30, 2024, was negatively impacted by contingent compensation expense related to a prior acquisition, that did not recur during the three months ended September 30, 2025.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Revenues increased $151.8 million or 6.0%, to $2.68 billion for the nine months ended September 30, 2025 from $2.53 billion for the nine months ended September 30, 2024. The increase was primarily due to an increase of $110.9 million in C&I revenue, and an increase of $45.8 million in revenue on distribution projects, partially offset by a decrease of $4.9 million in revenue on transmission projects, primarily related to clean energy.
Gross margin for the nine months ended September 30, 2025 increased to 11.6% compared to 8.1% for the nine months ended September 30, 2024. The increase in gross margin was primarily due to significant changes in our estimated gross profit on certain projects resulting in a net gross margin decrease of 1.3% for the nine months ended September 30, 2025, compared to a net gross margin decrease of 4.4% for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, significant estimate changes negatively impacted gross margin by 2.3%, largely related to an increase in costs associated with labor and project inefficiencies and unfavorable change orders. In addition, significant estimate changes in gross profit positively impacted gross margin by 1.0%, mainly related to better-than-anticipated productivity, favorable change orders and a favorable job closeout. During the nine months ended September 30, 2024, gross margin was primarily impacted by negative significant estimate changes in our estimated gross profit on certain T&D clean energy projects and a C&I project.
Gross profit was $312.5 million for the nine months ended September 30, 2025 compared to $204.4 million for the nine months ended September 30, 2024. The increase of $108.1 million, or 52.9% was due to higher margin and revenues.
SG&A expenses were $191.8 million for the nine months ended September 30, 2025 compared to $181.5 million for the nine months ended September 30, 2024. The period-over-period increase of $10.3 million was primarily due to an increase in employee incentive compensation costs and an increase in employee-related expenses to support future growth. These increases were partially offset by $9.3 million of contingent compensation expense, related to a prior acquisition, recognized during the nine months ended September 30, 2024, that did not recur.

Gains from the sale of property and equipment for the nine months ended September 30, 2025 were $3.2 million compared to $4.7 million for the nine months ended September 30, 2024. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Interest expense was $4.8 million for the nine months ended September 30, 2025 compared to $4.3 million for the nine months ended September 30, 2024. The increase was primarily attributable to higher average outstanding debt balances, partially offset by lower interest rates during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Income tax expense was $33.0 million for the nine months ended September 30, 2025, with an effective tax rate of 28.7%, compared to the expense of $5.2 million for the nine months ended September 30, 2024, with an effective tax rate of 26.6%. The change in the tax rate for the nine months ended September 30, 2025 was primarily due to higher pretax income, lower other permanent difference items and lower stock compensation excess tax benefits.
Net income was $81.9 million for the nine months ended September 30, 2025 compared to $14.3 million for the nine months ended September 30, 2024. The increase was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Nine months ended September 30,
	2025		2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$1,471,479	54.8%	$1,430,480	56.5%
Commercial & Industrial	1,212,866	45.2	1,102,015	43.5
Total	$2,684,345	100.0%	$2,532,495	100.0%
Operating income:
Transmission & Distribution	$118,147	8.0%	$39,104	2.7%
Commercial & Industrial	67,953	5.6	33,340	3.0
Total	186,100	6.9	72,444	2.9
General Corporate	(65,752)	(2.4)	(48,519)	(1.9)
Consolidated	$120,348	4.5%	$23,925	1.0%
Transmission & Distribution
Revenues for our T&D segment for the nine months ended September 30, 2025 were $1.47 billion compared to $1.43 billion for the nine months ended September 30, 2024, an increase of $41.0 million, or 2.9%. The increase in revenue was related to an increase of $45.8 million in revenue on distribution projects, partially offset by a decrease of $4.9 million in revenue on transmission projects. Revenues from transmission projects represented 59.0% and 61.0% of T&D segment revenue for the nine months ended September 30, 2025 and 2024, respectively.
Operating income for our T&D segment for the nine months ended September 30, 2025 was $118.1 million, an increase of $79.0 million, from the nine months ended September 30, 2024. As a percentage of revenues, operating income for our T&D segment was 8.0% for the nine months ended September 30, 2025 compared to 2.7% for the nine months ended September 30, 2024. The increase in operating income margin was driven by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 0.6% for the nine months ended September 30, 2025, compared to a net decrease of 6.0% for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 1.4% primarily related to labor and project inefficiencies. These decreases were partially offset by positive significant estimated gross profit changes totaling 0.8% of revenues mostly related to favorable change orders and better-than-anticipated productivity. During the nine months ended September 30, 2024, T&D operating income margin was negatively impacted by significant estimated gross profit changes related to clean energy projects.

Commercial & Industrial
Revenues for our C&I segment for the nine months ended September 30, 2025 were $1.21 billion compared to $1.10 billion for the nine months ended September 30, 2024, an increase of $110.9 million, or 10.1%. The increase in revenue was primarily related to an increase of $102.2 million in revenue on fixed priced contracts.
Operating income for our C&I segment for the nine months ended September 30, 2025 was $68.0 million, an increase of $34.7 million, over the nine months ended September 30, 2024. As a percentage of revenues, operating income for our C&I segment was 5.6% for the nine months ended September 30, 2025, compared to 3.0% for the nine months ended September 30, 2024. Operating income margin was positively impacted during the nine months ended September 30, 2025, by a larger portion of our C&I projects progressing at higher contractual margins, some of which are nearing completion. Additionally, C&I operating income for the nine months ended September 30, 2024, was negatively impacted by contingent compensation expense related to a prior acquisition, that did not recur during the nine months ended September 30, 2025. C&I operating income margin during the nine months ended September 30, 2025, was also impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 2.1% for the nine months ended September 30, 2025, compared to a net decrease of 2.4% for the nine months ended September 30, 2024. Significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 3.4%, primarily related to an increase in costs associated with labor and project inefficiencies and unfavorable change orders. These decreases were partially offset by positive significant estimated gross profit changes totaling 1.3% and largely related to better-than-anticipated productivity, favorable change orders and a favorable job closeout.
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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$32,094	$10,649	$81,868	$14,311
Add:
Interest expense, net	1,243	1,943	4,326	4,015
Income tax expense	12,637	7,881	33,024	5,178
Depreciation & amortization	16,739	16,693	49,277	48,797
EBITDA	$62,713	$37,166	$168,495	$72,301
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
The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Provided by Operating Activities:
Net cash flows provided by operating activities	$95,590	$35,625	$211,737	$65,996
Add/(subtract):
Changes in operating assets and liabilities	(40,730)	(8,449)	(70,340)	(535)
Adjustments to reconcile net income to net cash flows provided by operating activities	(22,766)	(16,527)	(59,529)	(51,150)
Depreciation & amortization	16,739	16,693	49,277	48,797
Income tax expense	12,637	7,881	33,024	5,178
Interest expense, net	1,243	1,943	4,326	4,015
EBITDA	$62,713	$37,166	$168,495	$72,301

Liquidity, Capital Resources and Material Cash Requirements
As of September 30, 2025, we had working capital of $267.4 million. We define working capital as current assets less current liabilities. During the nine months ended September 30, 2025, operating activities of our business provided net cash of $211.7 million, compared to $66.0 million of cash provided for the nine months ended September 30, 2024. Cash flow from operations is primarily influenced by operating margins, timing of contract performance and the type of services we provide to our customers. The $145.7 million year-over-year increase in cash provided by operating activities was primarily due to an increase of $67.6 million in net income and favorable net changes in operating assets and liabilities of $69.8 million. The favorable change in operating assets and liabilities was primarily due to the favorable change of $43.4 million in other liabilities, slightly offset by the net favorable year-over-year changes in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $29.2 million. The favorable change of $43.4 million in other liabilities was primarily due to changes in our employee incentive compensation accruals and the timing of employee related wage and tax payments.
In the nine months ended September 30, 2025, we used net cash of $58.5 million in investing activities consisting of $64.5 million for capital expenditures, partially offset by $6.0 million of proceeds from the sale of equipment.
In the nine months ended September 30, 2025, financing activities used net cash of $80.9 million, consisting primarily of $75.0 million of share repurchases under our prior repurchase program, $4.4 million of payments under our equipment notes and $2.7 million of shares repurchased to satisfy tax obligations under our stock compensation programs, partially offset by $2.0 million of net borrowings under our revolving line of credit.
We believe our $399.8 million borrowing availability under our revolving line of credit as of September 30, 2025, future cash flow from operations and our ability to utilize short-term and long-term leases will provide sufficient liquidity for our short-term and long-term needs. Our primary short-term liquidity needs include cash for operations, debt service requirements, capital expenditures, and acquisition and joint venture opportunities. We believe we have adequate sources of liquidity to meet our long-term liquidity needs and foreseeable material cash requirements, including those associated with funding future acquisition opportunities. We continue to invest in developing key management and craft personnel in both our T&D and C&I segments and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of September 30, 2025.
We had $60.4 million and $58.4 million of borrowings outstanding under the Facility as of September 30, 2025 and December 31, 2024, respectively.
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
As of September 30, 2025, we had $29.9 million in letters of credit outstanding under our Credit Agreement, including $29.8 million related to the Company's payment obligation under its insurance programs and $0.1 million related to contract performance obligations. As of December 31, 2024, we had $37.3 million in letters of credit outstanding under our Credit Agreement, including $32.6 million related to the Company's payment obligations under its insurance programs and $4.7 million related to contract performance obligations.
Equipment Notes
We have entered into multiple Master Loan Agreements with multiple finance companies. The Master Loan Agreements may be used for financing of equipment between us and the lenders pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.
As of September 30, 2025 and December 31, 2024, we had one outstanding Equipment Note collateralized by equipment and vehicles owned by us. As of September 30, 2025 and December 31, 2024, we also had one other equipment note outstanding collateralized by a vehicle owned by us. The outstanding balance of all equipment notes was $11.6 million as of September 30, 2025 and $16.0 million as of December 31, 2024. As of September 30, 2025, we had outstanding short-term and long-term equipment notes of approximately $4.6 million and $7.1 million, respectively. As of December 31, 2024, we had outstanding short-term and long-term equipment notes of approximately $4.4 million and $11.6 million, respectively.
Lease Obligations
From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from less than one to twelve years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive.

The outstanding balance of operating lease obligations was $44.7 million as of September 30, 2025, consisting of short-term and long-term operating lease obligations of approximately $13.1 million and $31.6 million, respectively. The outstanding balance of operating lease obligations was $42.6 million as of December 31, 2024, consisting of short-term and long-term operating lease obligations of approximately $12.1 million and $30.5 million, respectively.
The outstanding balance of finance lease obligations was $2.2 million as of September 30, 2025, consisting of short-term and long-term finance lease obligations of approximately $0.8 million and $1.4 million, respectively. As of December 31, 2024, we had $3.0 million outstanding finance lease obligations, consisting of short-term and long-term finance lease obligations of approximately $1.1 million and $1.9 million, respectively.
Purchase Commitments for Construction Equipment
As of September 30, 2025, we had approximately $7.3 million in outstanding purchase obligations for certain construction equipment to be paid with cash outlays scheduled to occur in 2025.
Performance and Payment Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse our sureties for any expenses or outlays they incur. Under our continuing indemnity and security agreements with the issuers of the bonds, we may be required to grant them a security interest relating to a particular project. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of September 30, 2025, an aggregate of approximately $2.26 billion in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $702.2 million as of September 30, 2025.
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
Concentration of Credit Risk
We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2025, accounts receivable for one of our customers individually accounted for approximately 10% of our consolidated accounts receivable. As of September 30, 2024, none of our customers individually exceeded 10% of consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
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
As of September 30, 2025, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the nine months ended September 30, 2025 and 2024, including instruments for trading, hedging, or speculating on changes in interest rates, changes in foreign currency rates or changes in commodity prices of materials used in our business.
Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, Term CORRA, and Term SOFR Reference Rate, each as defined in the Credit Agreement. If the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, Term CORRA, or Term SOFR Reference Rate rises, any interest payment obligations would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of September 30, 2025, we had $60.4 million of borrowings outstanding under the Facility. If market rates of interest on all our revolving debt as of September 30, 2025, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.6 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of September 30, 2025, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by approximately $0.6 million annually. Borrowings under our equipment notes are at fixed rates established on the date the respective equipment note was executed.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 - July 31, 2025	—	$—	—	$—
August 1, 2025 - August 31, 2025	—	$—	—	$75,000,000
September 1, 2025 - September 30, 2025	—	$—	—	$75,000,000
Total	—	$—	—
(1) On July 30, 2025, the Company announced that its Board of Directors had approved a new $75.0 million share repurchase program (the "Repurchase Program"). The Repurchase Program will expire on February 4, 2026, or when the authorized funds are exhausted, whichever is earlier. The Repurchase Program replaced and superseded the Company’s prior $75.0 million repurchase program, under which the Company had exhausted substantially all of the available funds, and such prior repurchase program was terminated. As of September 30, 2025, the Company had $75.0 million of funds available to repurchase shares of the Company’s common stock under the Repurchase Program.
ITEM 5. OTHER INFORMATION
None of the Company’s directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2025.

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

MYR GROUP INC. (Registrant)

October 29, 2025	/s/ KELLY M. HUNTINGTON
Kelly M. Huntington Senior Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Officer)