Form 10-K
period 2025-12-31
MYR GROUP INC.
filed 2026-02-25
CIK 700923

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
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☒
As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the outstanding common equity held by non-affiliates of the registrant was approximately $2.38 billion, based upon the closing sale price of the common stock on such date as reported by the Nasdaq Global Market (for purposes of calculating this amount, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the registrant have been deemed affiliates).
As of February 20, 2026 there were 15,540,073 shares of the registrant’s $0.01 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with its 2026 annual meeting of shareholders expected to be held on April 23, 2026, are incorporated into Part III hereof.

MYR GROUP INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025
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
Reportable Segments
Through our subsidiaries, we are a leading specialty contractor serving the electric utility infrastructure, commercial and industrial construction markets in the United States and Canada. We manage and report our operations through two electrical contracting service segments: Transmission and Distribution (“T&D”) and Commercial and Industrial (“C&I”). We generally focus on improving our profitability by selecting projects we believe will provide attractive margins, actively monitoring the costs of completing our projects, holding customers accountable for costs related to changes to contract specifications and rewarding our employees for effectively managing costs. Both of our segments undertake a mix of projects of all sizes and complexity.
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
For the years ended December 31, 2025, 2024 and 2023, our top 10 customers accounted for 38.0%, 37.8%, and 37.9%, of our revenues, respectively. For the years ended December 31, 2025, 2024 and 2023, no single customer accounted for more than 10.0% of annual revenues.
For the years ended December 31, 2025, 2024 and 2023, revenues derived from T&D customers accounted for 54.7%, 55.9% and 57.3% of our total revenues, respectively, and revenues derived from C&I customers accounted for 45.3%, 44.1% and 42.7% of our total revenues, respectively.
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
Fixed-price and unit-price contracts typically have higher potential margins; however, they hold a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have less margin upside, but generally have a lower risk of cost overruns. Work in our T&D segment is generally completed under fixed-price, time-and-materials, time-and-equipment, unit-price and cost-plus agreements. Work in our C&I segment is typically performed under fixed-price, time-and-materials, time-and-equipment, cost-plus, and unit-price agreements. Fixed-price contracts accounted for 57.0% of total revenue for the year ended December 31, 2025, including 34.3% of our total revenue for our T&D segment and 84.5% of our total revenue for our C&I segment.
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

Our T&D segment also provides services under MSAs that cover maintenance, upgrade and extension services, as well as new construction. Work performed under MSAs is typically billed on a unit-price, time-and-materials or time-and-equipment basis. MSAs are typically one to four years in duration. Under MSAs, customers generally agree to contract with us for certain services in a specified geographic region. A majority of our MSAs do not include obligations to assign specific volumes of work to us nor do they grant us exclusivity, although in some cases certain work under the MSA may be subject to our right of first refusal. Many of our contracts, including MSAs, are open to bidding at expiration and generally attract numerous bidders.
A portion of the work we perform requires financial assurances in the form of performance and payment bonds, letters of credit or other guarantees at the time of execution of the contract. Many of our contracts include retention provisions of up to 10%, which are generally withheld from each progress payment as retainage until the contract work has been completed and approved.
Materials
In many cases, our T&D customers are responsible for supplying materials on projects; however, under certain contracts, we may agree to provide all or a portion of the required materials. For our C&I contracts, we usually procure the necessary materials and supplies. We are not dependent on specific suppliers for materials or supplies as they are generally available from a variety of suppliers at competitive prices.
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
Project Bonding Requirements and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds issued by a financial institution known as a surety. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We are required to reimburse the surety for its expenses incurred in performing its obligations under the bond. We believe that the strength of our balance sheet, as well as our strong and long-standing relationship with our sureties, enhances our ability to obtain adequate financing and bonds. These bonds are typically issued at the face value of the contract awarded. As of December 31, 2025, we had approximately $491.5 million in original face amount of bonds outstanding for projects in our T&D segment and approximately $1.85 billion for projects in our C&I segment. Our estimated remaining cost to complete these bonded projects for both segments was approximately $817.8 million as of December 31, 2025. As of December 31, 2024, we had approximately $416.3 million in original face amount of bonds outstanding for projects in our T&D segment and approximately $1.86 billion for projects in our C&I segment. The ability to post bonds provides us with a competitive advantage over smaller or less financially secure competitors. At times we may also be required to provide a letter of credit in connection with services provided to our customers.
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

Backlog
We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” We calculate backlog differently for different types of contracts. For our fixed-price contracts, we include the full remaining portion of the contract in our calculation of backlog. A customer’s intention to award us work under a fixed-price contract is not included in backlog unless there is an actual award and contract to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of MSAs that typically have a one- to four-year duration from execution. Given the duration of our contracts and MSAs and our method of calculating backlog, our backlog at any point in time may not accurately represent the revenue we expect to realize during any period and our backlog as of the end of a fiscal year may not be indicative of the revenue we expect to generate in the following fiscal year and should not be viewed or relied upon as a stand-alone indicator. Our backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between our backlog and remaining performance obligations is due to the portion of our MSAs that is excluded, under certain contract types, from our remaining performance obligations as these contracts can be canceled for convenience at any time by us or the customer without considerable cost incurred by the customer. Our estimated backlog also includes our proportionate share of unconsolidated joint venture contracts. Additional information related to our remaining performance obligations is provided in Note 11 — Revenue Recognition to our Financial Statements. See also “Item 1A. Risk Factors — Backlog may not be realized or may not result in profits and may not accurately represent future revenue.”
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

	Backlog at December 31, 2025
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months	Total backlog at December 31, 2024
T&D	$1,018,116	$951,413	$66,703	$818,185
C&I	1,806,152	1,486,352	319,800	1,758,233
Total	$2,824,268	$2,437,765	$386,503	$2,576,418
Changes in backlog from period to period are primarily the result of fluctuations in the timing of awards and revenue recognition of contracts. Our backlog as of December 31, 2025 and 2024 included our proportionate share of unconsolidated joint venture backlog totaling $176.1 million and $172.3 million, respectively.

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
Although our revenues are primarily driven by spending patterns in our customers’ industries, our revenues and results of operations can be subject to seasonal and other variations. These variations can be influenced by a number of factors such as weather, daylight hours, availability of workforce, asset readiness and holidays.
See also “Item 1A. Risk Factors — Our business may be affected by seasonal and other variations, including severe weather conditions and the nature of our work environment.”
Human Capital Resources
We believe that our people are our greatest assets and the success and growth of our business depend in large part on our ability to attract, develop and retain talented, qualified and highly skilled employees at all levels of our organization, including the individuals who comprise our workforce as well as our executive officers and other key personnel. We have developed key recruitment and retention strategies, objectives and measures that serve as the framework for our human capital management approach and guide the overall management of our business. These strategies, objectives and measures are advanced through a number of programs, policies and initiatives, including those related to: health and safety; inclusion; employee recruitment, training and development; and compensation and benefits programs.

We seek to attract and retain highly qualified craft employees by providing a superior work environment through our emphasis on safety, competitive compensation, and our high-quality fleet of equipment. The number of individuals we employ varies significantly throughout the year, including the number of craft employees fluctuates depending on the number and size of projects at any particular time. As of December 31, 2025, we had approximately 9,000 employees, consisting of approximately 7,200 craft employees, with the remaining 1,800 employees mainly consisting of district managers, project managers, superintendents, estimators, office managers, administrative staff, clerical personnel and executive officers. Approximately 85% of our craft employees are members of unions, with the majority being members of the International Brotherhood of Electrical Workers (“IBEW”), who are represented by many local unions under agreements with generally uniform terms and varying expiration dates. We generally are not direct parties to such local agreements, but instead these agreements are entered into by and between the IBEW local unions and the National Electrical Contractors Association (“NECA”), of which the majority of our subsidiaries are members. On occasion, we also employ individuals who are members of other trade unions pursuant to multi-employer, multi-union project agreements.
Information about our Executive Officers

Name	Age on February 25, 2026	Position
Richard S. Swartz	62	President and Chief Executive Officer
Kelly M. Huntington	50	Senior Vice President and Chief Financial Officer
Brian K. Stern	56	Senior Vice President, Chief Operating Officer T&D
Don A. Egan	55	Senior Vice President, Chief Operating Officer C&I
William F. Fry	51	Senior Vice President, Chief Legal Officer and Secretary
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
Kelly M. Huntington joined us as senior vice president in January 2023 and became chief financial officer in February 2023. Prior to joining us, Ms. Huntington served as senior vice president & chief financial officer of USIC, LLC, an underground utility location and damage prevention company, from 2019 to 2022. Ms. Huntington served as senior vice president, Enterprise Strategy for OneAmerica Financial Partners, Inc., a financial services company from, 2015 to 2019. Prior to OneAmerica Financial Partners Inc., Ms. Huntington worked for Indianapolis Power & Light Company, an electrical utility and subsidiary of The AES Corporation, serving as president and chief executive officer from 2013 to 2015, as senior vice president and chief financial officer from 2011 to 2013 and in various other leadership positions from 2003 to 2011. Ms. Huntington also currently serves on the board of directors of Capital Power Corporation.
Brian K. Stern was appointed senior vice president and chief operating officer of our T&D segment in March 2024. Prior to his current role, he served as group vice president and a member of the company’s executive leadership team since 2017. Mr. Stern held a number of additional positions at the Company from 2010 to 2017, including regional vice president and district manager. Prior to joining us, Mr. Stern served as director of financial analysis at a leading T&D competitor from 2006 to 2010. Mr. Stern served as our market analyst from 2001 to 2006.
Don A. Egan was appointed to serve as senior vice president and chief operating officer of our C&I segment in May 2023. Prior to his current role, he served as group vice president and a member of the company’s executive leadership team since 2017, Mr. Egan also served as president of several of our subsidiary companies including, Sturgeon Electric Company, Inc., from May 2020 to May 2023. Mr. Egan held a number of additional positions since joining the Company in 1991, including regional vice president, vice president, district manager, operations manager, and project manager.
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
•increases in design, construction and operating costs, due to inflation, tariffs or other unforeseen causes, that we are unable to pass through to our customers;
•the termination or expiration of existing agreements;
•regional and general economic conditions and the condition of the financial markets;
•losses experienced in our operations not otherwise covered by insurance;
•costs we incur to support growth internally or otherwise;
•availability of qualified labor for specific projects;

•supply chain interruptions, including as a result of natural disasters, wildfires, weather, labor disputes, tariffs, government shutdowns, wars, pandemic outbreak of disease, fire or explosions and power outages;
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
Changes to U.S. policies related to global trade and tariffs, as well as retaliatory trade measures implemented by other countries, have resulted in uncertainty surrounding the future of the global economy. Increases in the cost of imported raw materials or finished goods as a result of tariffs or trade policies may impact customer spending, indirect inflationary impacts, and reductions in customer spending could lead to fewer project awards and more competition. We cannot predict the outcome of these changing trade policies or other unanticipated political conditions, nor can we predict the timing or strength of any economic recovery or downturn worldwide or its impact on our customers’ markets.

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
Many projects involve challenging engineering, procurement and construction phases that may occur over several years. We have in the past and may in the future encounter difficulties that impact our ability to complete the project in accordance with the original delivery schedule. These difficulties have in the past been and may continue to be the result of delays in designs; engineering information or materials provided by the customer or a third party; delays or difficulties in equipment and material delivery; schedule changes; delays from our customer’s failure to timely obtain permits, rights-of-way or to meet other regulatory requirements; weather-related delays; delays caused by difficult worksite environments; delays caused by government shutdowns; delays caused by inefficiencies and not achieving expected labor performance and other factors, some of which are beyond our control. Any delay or failure by suppliers or by third-party contractors or subcontractors in the completion of their portion of the project may result in delays in the overall progress of the project or may cause us to incur additional costs, or both. We also may encounter project delays due to local opposition, which may include injunctive actions as well as public protests, to the siting of electric transmission lines, clean energy projects, or other facilities. We may not be able to recover the costs we incur that are caused by delays. Certain contracts have guarantee provisions regarding project completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet any of our schedules or performance requirements could also result in additional costs or penalties, including liquidated damages, and such amounts could exceed expected project profit. In extreme cases, the above-mentioned factors could cause project cancellations. Delays or cancellations may impact our reputation or relationships with customers and adversely affect our ability to secure new contracts. Larger projects present additional performance risks due to complexity of the work and duration of the project.
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
Our ability to maintain our productivity and our operating results may be limited by our ability to employ, train and retain qualified personnel necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced shortages of certain types of qualified personnel, such as linemen, wiremen, field supervisors, project managers and engineers, in certain regions. In addition, our projects are sometimes located in remote areas, which can make recruitment and deployment of our personnel challenging. Delays in the completion of a project could impact the labor available for other projects, reducing our productivity and causing an increase in our labor costs. Additionally, during periods with large volumes of storm restoration services work, linemen are frequently recruited across geographic regions to satisfy demand. Many linemen are willing to travel to earn premium wages for such work, which from time-to-time makes it difficult for us to retain these workers for ongoing projects when storm conditions persist. The commencement of any new, large-scale projects or increased demand for infrastructure improvements, as well as the shrinking skilled electrical workforce, may reduce the pool of skilled workers available to us. Labor shortages could materially increase our cost or impair our ability to maintain our business or grow our revenues.

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
We have operations in the United States and Canada and are subject to the jurisdiction of multiple federal and state taxing authorities. The income earned in these various jurisdictions is taxed on different bases which are subject to change by the taxing authorities. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each jurisdiction, as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred. Our interpretation of these tax laws has in the past and may in the future differ from the interpretation of taxing authorities. Changes in the operating environment, including changes in tax laws, as well as differences in the interpretation of tax laws, could materially impact our income tax liabilities. Furthermore, our income tax assets and liabilities could be adversely affected by numerous other factors, including operating income earned and tax rates in various jurisdictions being different than anticipated as well as changes in the valuation of deferred income tax assets and liabilities.
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

Regulatory and Environmental Risks
Legislative or regulatory actions relating to utility, electricity transmission, clean energy or our business activities may impact demand for our services.
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
The most significant estimates we use are related to costs to complete contracts, variable consideration inclusive of pending change orders and claims, shared savings, useful lives of property and equipment, insurance reserves, the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions, estimates surrounding stock-based compensation, the recoverability of goodwill and intangibles and allowance for doubtful accounts.
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
Many of our contracts require that we provide security to our customers for the performance of their projects in the form of bonds, letters of credit, bank guarantees or other financial assurances. Current or future market conditions, including losses incurred in the construction industry or as a result of large corporate bankruptcies, as well as changes in our sureties’ assessment of our operating and financial risk, could cause our surety providers and lenders to decline to issue or renew or substantially reduce the amount of bid or performance bonds for our work and could increase our costs associated with collateral. These actions could be taken on short notice. If our surety providers or lenders were to limit or eliminate our access to bonding, letters of credit or guarantees, our alternatives would include seeking capacity from other sureties and lenders or finding more business that does not require bonds or allows for other forms of collateral for project performance, such as cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all, which could affect our ability to bid for or work on future projects requiring financial assurances.
We have also granted security interests in various assets to collateralize our obligations to our sureties and lenders. Furthermore, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of collateral as a condition to issuing or renewing any bonds. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on certain projects that would require bonding.
Unfavorable developments affecting the banking and financial services industry could adversely affect our business, liquidity and financial condition and overall results of operations.
Actual events, concerns or speculation about disruption or instability in the banking and financial services industry, such as liquidity constraints, the failure of individual institutions, or the inability of individual institutions or the banking and financial service industry generally to meet their contractual obligations, could significantly impair our access to capital, delay access to deposits or other financial assets, or cause actual loss of funds subject to cash management arrangements. Similarly, these events, concerns or speculation could result in less favorable financing terms such as higher interest rates or costs and stricter covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Additionally, our customers also could be adversely affected by these risks, which in turn could result in their committing a breach or default under their contractual agreements with us, their insolvency or bankruptcy, or other adverse effects. Any decline in available funding, limitation on access to our cash and liquidity resources, or non-compliance of banking and financial services counterparties with their contractual commitments to us could, among other risk, have a material adverse effect on our business, financial condition, results of operations and cash flows.

Employee Risks
Work stoppages or other labor issues with our unionized workforce could adversely affect our business, and we may be subject to unionization attempts.
As of December 31, 2025, approximately 85% of our craft labor employees were covered by collective bargaining agreements. Although most of these agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages could adversely impact our relationships with our customers and could cause us to lose business, resulting in decreased revenues. From time to time, we have experienced attempts to unionize our nonunion businesses. Such efforts often delay work and present the risk of labor unrest. If nonunion employees were to unionize, we could experience higher ongoing labor costs.
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
Increased IT security threats and other more sophisticated computer crimes, including the use of new and emerging technologies such as artificial intelligence, advanced persistent threats, computer viruses, ransomware, other types of malicious code, hacking, phishing and social engineering schemes designed to provide access to our networks or data, pose a potential risk to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. If the IT systems, networks or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of sensitive information, we may suffer interruptions in our ability to manage operations, be subject to government enforcement actions, litigation, and reputational, competitive and business harm which may adversely impact our business, financial position, results of operations and cash flows, competitive position and reputation.

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
See also “Item 1A. Risk Factors — Cybersecurity and Information Technology Risks.”
Item 2.    Properties
Our principal executive offices are located at 12121 Grant Street, Suite 610, Thornton, Colorado 80241, the lease term of which expires on November 30, 2029. In addition to our executive offices, certain legal, accounting and other personnel are located in this building. As of December 31, 2025, we owned 19 operating facilities and leased many other properties in various locations throughout our service territories. Most of our properties are used as operational offices or for fleet operations. We believe that our facilities are adequate for our current operating needs. We do not believe that any owned or leased facility is material to our operations and, if necessary, we could obtain replacement facilities for our leased facilities.

Item 3.    Legal Proceedings
We are, from time to time, party to lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil and criminal penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on our financial position, results of operations, or cash flows.
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
Holders of Record
As of February 20, 2026, we had 5 holders of record of our common stock. This number does not include shareholders whose shares are held in the names of banks, security brokers, dealers, and registered clearing agencies.
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
Purchases of Common Stock
On July 30, 2025, the Company announced that its Board of Directors had approved a new $75.0 million share repurchase program (the "Repurchase Program"). We did not purchase any shares of common stock in October, November or December of 2025. As of December 31, 2025, the Company had $75.0 million of funds available to repurchase shares of the Company’s common stock under the Repurchase Program. The Repurchase Program expired on February 4, 2026. The Repurchase Program replaced and superseded the Company’s prior $75.0 million repurchase program, under which the Company had exhausted substantially all of the available funds, and such prior repurchase program was terminated.
Performance Graph
The following Performance Graph and related information shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares, for the period from December 31, 2020 to December 31, 2025, the cumulative total shareholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index (the “S&P 500 Index”), the Russell 2000 Index, a new peer group index selected by our management that includes ten publicly traded companies within our industry (the “2025 Peer Group”) and an old peer group index selected by our management that includes eleven publicly traded companies within our industry (the “2024 Peer Group”). The comparison assumes that $100 was invested on December 31, 2020 and further assumes any dividends were reinvested quarterly. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.
The companies in the 2025 Peer Group and 2024 Peer Group were selected because they comprise a broad group of publicly traded companies, each of which has some operations similar to ours. When taken as a whole, each of the 2025 Peer Group and 2024 Peer Group more closely resembles our total business than any individual company in the group while reducing the impact of a significant change in any one of the 2025 Peer Group and 2024 Peer Group company’s stock price. In 2025, the Company removed Matrix Service Company (“Matrix”) from our peer group and therefore created a new peer group. The removal of Matrix was to better align our peer group with MYR Group’s financial size. The removal of Matrix is the only difference between our 2025 Peer Group and the 2024 Peer Group.
The 2025 Peer Group is composed of the following companies:

Astec Industries, Inc.	Granite Construction Incorporated	Primoris Services Corporation*
Comfort Systems USA, Inc.	IES Holdings, Inc.	Quanta Services, Inc.*
Dycom Industries, Inc.	MasTec, Inc.*	Tetra Tech, Inc.
EMCOR Group*

The 2024 Peer Group is composed of the following companies:

Astec Industries, Inc.	Granite Construction Incorporated	Primoris Services Corporation*
Comfort Systems USA, Inc.	IES Holdings, Inc.	Quanta Services, Inc.*
Dycom Industries, Inc.	MasTec, Inc.*	Tetra Tech, Inc.
EMCOR Group*	Matrix Service Company
___________________________
*    Considered our core group of peers with a more significant portion of operations being similar to ours than the overall group. Graph presents entire 2025 Peer Group and entire 2024 Peer Group.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN**
Among MYR Group, Inc., the S&P 500 Index, the Russell 2000 Index,
2024 Peer Group and 2025 Peer Group

$600
$500
$400
$300
$200
$100
$0
12/20
12/21
12/22
12/23
12/24
12/25
MYR Group Inc.
S&P 500
Russell 2000
2024 Peer Group
2025 Peer Group

**$100 invested on 12/31/2020 in stock or including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved
Copyright© 2026 Russell Investment Group. All right reserved.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
MYR Group Inc.	100.00	183.94	153.19	240.65	247.54	363.56
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
2024 Peer Group	100.00	143.83	151.53	209.62	347.21	513.95
2025 Peer Group	100.00	144.45	152.31	210.62	349.19	517.35
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
Presentation of Information
The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the fiscal years ended December 31, 2025 and 2024. For a discussion of changes for the fiscal year ended December 31, 2024 to the fiscal year ended December 31, 2023, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 (filed February 26, 2025).
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
We had revenues for the year ended December 31, 2025 of $3.66 billion compared to $3.36 billion for the year ended December 31, 2024. For the year ended December 31, 2025, net income was $118.4 million compared to $30.3 million for the year ended December 31, 2024.
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
For the year ended December 31, 2025, our T&D revenues were $2.00 billion, or 54.7%, of our revenue, compared to $1.88 billion, or 55.9%, of our revenue for the year ended December 31, 2024 and $2.09 billion, or 57.3%, of our revenue for the year ended December 31, 2023. Revenues from transmission projects represented 59.9%, 60.6%, and 66.1% of T&D segment revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

Our T&D segment also provides restoration services in response to hurricanes, ice storms or other storm related events, which accounted for less than 5% of our annual revenues in 2025, 2024 and 2023.
Measured by revenues in our T&D segment, we provided 34.3%, 43.9% and 52.7% of our T&D services under fixed-price contracts during the years ended December 31, 2025, 2024 and 2023, respectively.
Commercial and Industrial segment.   Our C&I segment provides a wide range of services including design, installation, maintenance and repair of commercial and industrial wiring, the installation of intelligent transportation systems, roadway lighting, signalization and electric vehicle charging infrastructure. In our C&I segment, we generally provide our electric construction and maintenance services as a subcontractor to general contractors in the C&I industry as well as directly to facility owners. We have a diverse customer base with many long-standing relationships. We concentrate our efforts on projects where our technical and project management expertise is critical to successful and timely execution. The majority of C&I contracts cover electrical contracting services for data centers, airports, hospitals, hotels, stadiums, commercial and industrial facilities, clean energy projects, manufacturing plants, processing facilities, water/waste-water treatment facilities, mining facilities, intelligent transportation systems, roadway lighting, signalization and electric vehicle charging infrastructure.
For the year ended December 31, 2025, our C&I revenues were $1.66 billion, or 45.3%, of our revenue, compared to $1.48 billion, or 44.1%, of our revenue for the year ended December 31, 2024 and $1.55 billion, or 42.7%, of our revenue for the year ended December 31, 2023.
Measured by revenues in our C&I segment, we provided 84.5%, 81.2% and 82.0% of our services under fixed-price contracts for the years ended December 31, 2025, 2024 and 2023, respectively.
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
We believe legislative actions aimed at supporting infrastructure improvements in the United States may positively impact long-term demand, and opportunity in both of our reporting segments, particularly in connection with electric power infrastructure, expansion of domestic manufacturing, and transportation spending. However, we may experience unanticipated volatility associated with policy changes and tariffs. Prolonged uncertainty in the business environment and higher inflation could also impact customer demand and our profitability.
We believe there is an ongoing need for utilities to sustain investment in their transmission systems to improve reliability, reduce congestion, connect to new power generation sources and support future load growth. Consequently, we believe we will see continued bidding activity on large transmission projects going forward. The timing of multi-year transmission project awards and substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Any large, multi-year projects awarded in 2026 will not likely have a large impact on our 2026 results because significant construction activity would not occur until 2027 or later. Bidding and construction activity for small to medium-size transmission projects and upgrades remains active, and we expect this trend to continue.
We believe there is a need for further investment by utilities on their distribution systems to properly maintain their systems or meet reliability requirements. We continue to see strong activity in many of our electric distribution markets. We believe the increased storm activity and destruction caused by wildfires will cause a push to strengthen utility distribution systems against catastrophic damage. Distribution systems may also require upgrades to accommodate additional distributed energy resources and increased electrification. We expect to see an increase in the distribution market opportunities during in 2026.

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
Our C&I bidding opportunities remain strong and we believe we will see continued opportunities in the primary markets we serve such as data centers, transportation, health care, manufacturing, clean energy and warehousing. In addition, the United States has experienced decades of underfunded economic expansion and aging infrastructure that have challenged the capacity of public transportation and water infrastructure forcing states and municipalities to seek creative means to fund needed expansion and repair. We believe the need for expanding public infrastructure in both the United States and Canada will offer opportunity in our C&I segment for several years. Legislation and regulation that promotes domestic manufacturing could also create opportunity for our C&I segment. We expect the long-term growth in our C&I segment to generally track the overall growth of the regions we serve.
We continued to implement strategies that further expand our capabilities and effectively allocate capital. We have maintained a strong balance sheet, while also supporting our organic growth with capital expenditures and working capital and repurchasing our shares. During 2025 and 2024, the Company repurchased 639,207 and 643,549 shares, respectively of its common stock under repurchase programs at a weighted-average price of $117.33 and $116.54 per share, respectively. We believe the borrowing availability under our $490 million revolving credit facility, our cash on hand and future cash flow from operations will enable us to support the organic growth of our business, pursue acquisitions and opportunistically repurchase shares.
We continue to manage our increasing operating costs, including increasing insurance, equipment, labor and material costs. We believe that our financial position, positive cash flows and other operational strengths will enable us to respond to challenges and uncertainties in the markets we serve and give us the flexibility to successfully execute our strategy. We continue to invest in developing key management and craft personnel in both our T&D and C&I segments and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity. In 2025 and 2024, we invested in capital expenditures of approximately $94.4 million and $75.9 million, respectively. Most of our capital expenditures supported opportunities in our T&D business. We plan to continue to evaluate our needs for additional equipment and tooling to support future growth.
Understanding Backlog
We define backlog as our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts. Backlog may not accurately represent the revenues that we expect to realize during any particular period. Several factors, such as the timing of contract awards, the type and duration of contracts, and the mix of subcontractor and material costs in our projects, can impact our backlog at any point in time. Some of our revenue does not appear in our periodic backlog reporting because the award of the project, as well as the execution of the work, can all take place within the period. For many of our unit-price, time-and-equipment, time-and-materials and cost-plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of MSAs that typically have a one- to four-year duration from execution. Additionally, the difference between our backlog and remaining performance obligations is due to the exclusion of a portion of our MSAs under certain contract types from our remaining performance obligations as these contracts can be canceled for convenience at any time by us or the customer without considerable cost incurred by the customer. Our backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Our estimated backlog also includes our proportionate share of our unconsolidated joint venture contracts.
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
Consolidated Results of Operations
The following table sets forth selected statements of operations data and such data as a percentage of revenues for the years indicated:
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	For the year ended December 31,
(dollars in thousands)	2025		2024
Contract revenues	$3,657,889	100.0%	$3,362,290	100.0%
Contract costs	3,234,103	88.4	3,071,971	91.4
Gross profit	423,786	11.6	290,319	8.6
Selling, general and administrative expenses	256,357	7.0	238,222	7.1
Amortization of intangible assets	4,818	0.1	4,869	0.1
Gain on sale of property and equipment	(4,261)	(0.1)	(6,854)	(0.2)
Income from operations	166,872	4.6	54,082	1.6
Other income (expense):
Interest income	723	—	415	—
Interest expense	(5,648)	(0.2)	(6,525)	(0.2)
Other expense, net	(663)	—	(1,479)	—
Income before provision for income taxes	161,284	4.4	46,493	1.4
Income tax expense	42,868	1.2	16,230	0.5
Net income	$118,416	3.2%	$30,263	0.9%
Revenues increased $295.6 million, or 8.8%, to $3.66 billion for the year ended December 31, 2025 from $3.36 billion for the year ended December 31, 2024. The increase was primarily due to an increase of $173.6 million in C&I revenue, and increase of $63.2 million in revenue on distribution projects and an increase of $58.7 million in revenue on transmission projects.

Gross margin for the year ended December 31, 2025 increased to 11.6% compared to 8.6% for the year ended December 31, 2024. The increase in gross margin was primarily due to significant changes in our estimated gross profit on certain projects resulting in a net gross margin decrease of 1.4% for the year ended December 31, 2025, compared to a net gross margin decrease of 4.4% for the year ended December 31, 2024. During the year ended December 31, 2025, significant estimate changes negatively impacted gross margin by 2.4%, largely related to an increase in costs associated with labor and project inefficiencies on certain projects and unfavorable change orders. In addition, significant estimate changes in gross profit positively impacted gross margin by 1.0% and mainly related to better-than-anticipated productivity, favorable change orders and favorable job closeouts. During the year ended December 31, 2024, gross margin was primarily impacted by negative significant estimate changes in our estimated gross profit on certain T&D clean energy projects and a C&I project.
Gross profit increased $133.5 million, or 46.0%, to $423.8 million for year ended December 31, 2025 from $290.3 million for the year ended December 31, 2024, due to higher margins and revenues.
SG&A was $256.4 million for the year ended December 31, 2025, an increase of $18.2 million from $238.2 million for the year ended December 31, 2024. The year-over-year increase was primarily due to an increase in employee incentive compensation costs and an increase in employee-related expenses to support future growth. These increases were partially offset by $10.3 million of contingent compensation expense related to a prior acquisition and recognized during the year ended December 31, 2024, which did not recur.
Gains from the sale of property and equipment in the year ended December 31, 2025 were $4.3 million compared to $6.9 million in the year ended December 31, 2024. Gains from the sale of property and equipment are attributable to routine sales of property and equipment that are no longer useful or valuable to our ongoing operations.
Interest expense was $5.6 million for the year ended December 31, 2025 compared to $6.5 million for the year ended December 31, 2024. This decrease was primarily attributable to lower interest rates during the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Other expense was $0.7 million for the year ended December 31, 2025 compared to $1.5 million for the year ended December 31, 2024. The change was largely due to higher foreign currency losses from changes in exchange rates on intercompany receivables recognized during the year ended December 31, 2024.
Income tax expense was $42.9 million for the year ended December 31, 2025, with an effective tax rate of 26.6%, compared to $16.2 million for the year ended December 31, 2024, with an effective tax rate of 34.9%. The decrease in the tax rate for the year ended December 31, 2025 was primarily due to changes in state tax rates used to measure our state deferred income taxes and lower permanent difference items, partially offset by lower stock compensation excess tax benefits.
Net income increased to $118.4 million for the year ended December 31, 2025 from $30.3 million for the year ended December 31, 2024. The increase was primarily for the reasons stated above.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales:

	For the Year Ended December 31,
	2025		2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$2,002,440	54.7%	$1,880,501	55.9%
Commercial & Industrial	1,655,449	45.3	1,481,789	44.1
Total	$3,657,889	100.0	$3,362,290	100.0
Operating income:
Transmission & Distribution	$157,610	7.9	$69,374	3.7
Commercial & Industrial	97,207	5.9	48,041	3.2
Total	254,817	7.0	117,415	3.5
Corporate	(87,945)	(2.4)	(63,333)	(1.9)
Consolidated	$166,872	4.6%	$54,082	1.6%

Transmission & Distribution
Revenues for our T&D segment for the year ended December 31, 2025 were $2.00 billion compared to $1.88 billion for the year ended December 31, 2024, an increase of $121.9 million, or 6.5%. The increase in revenue was related to an increase of $63.2 million in revenue on distribution projects, and an increase of $58.7 million in revenue on transmission projects.
Operating income for our T&D segment for the year ended December 31, 2025 was $157.6 million compared to $69.4 million for the year ended December 31, 2024, an increase of $88.2 million, or 127.2%. Operating income as a percentage of revenues for our T&D segment increased to 7.9% for the year ended December 31, 2025 from 3.7% for the year ended December 31, 2024. Operating income margin was impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 0.5% for the year ended December 31, 2025, compared to a net decrease of 5.5% for the year ended December 31, 2024. During the year ended December 31, 2025, significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 1.1% primarily related to labor and project inefficiencies on certain projects. These decreases were partially offset by positive significant estimated gross profit changes totaling 0.6% of revenues mostly related to better-than-anticipated productivity. During the year ended December 31, 2024, T&D operating income margin was negatively impacted by significant estimated gross profit changes related to clean energy projects.
Commercial & Industrial
Revenues for our C&I segment for the year ended December 31, 2025 were $1.66 billion compared to $1.48 billion for the year ended December 31, 2024, an increase of $173.6 million, or 11.7%. The increase in revenue was related to an increase of $195.6 million in revenue on fixed priced contracts, partially offset by a decrease of $15.6 million on T&E contracts and a decrease of $6.3 million in revenues on unit price work.
Operating income for our C&I segment for the year ended December 31, 2025 was $97.2 million compared to $48.0 million for the year ended December 31, 2024, an increase of $49.2 million, or 102.3%. Operating income, as a percentage of revenues, for our C&I segment increased to 5.9% for the year ended December 31, 2025 from 3.2% for the year ended December 31, 2024. Operating income margin was positively impacted during the year ended December 31, 2025, by a larger portion of our C&I projects progressing at higher contractual margins, some of which are nearing completion. Additionally, C&I operating income for the year ended December 31, 2024 was negatively impacted by contingent compensation expense related to a prior acquisition, that did not recur during the year ended December 31, 2025. C&I operating income margin during the year ended December 31, 2025 was also impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin decrease of 2.6% for the year ended December 31, 2025, compared to a net decrease of 2.9% for the year ended December 31, 2024. Significant estimated gross profit changes negatively impacted operating income as a percentage of revenues by 4.1%, primarily related to an increase in costs associated with labor and project inefficiencies on certain projects and unfavorable change orders. These decreases were partially offset by positive significant estimated gross profit changes totaling 1.5% and largely related to better-than-anticipated productivity, favorable change orders and a favorable job closeout.
Corporate
The increase in corporate expenses for the year ended December 31, 2025 was primarily attributable to an increase in employee incentive compensation costs and an increase in employee-related expenses to support future growth in our operations.
Non-GAAP Measures
EBITDA
EBITDA is a non-GAAP measure used by management that we define as net income plus interest expense net of interest income, income tax expense and depreciation and amortization, as shown in the following table. EBITDA does not purport to be an alternative to net income as a measure of operating performance or to net cash flows provided by operating activities as a measure of liquidity. We believe that EBITDA is useful to investors and other external users of our Consolidated Financial Statements in evaluating our operating performance and cash flow because EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods, book value of assets, useful lives placed on assets, capital structure and the method by which assets were acquired. Because not all companies define EBITDA as we do, this presentation of EBITDA may not be comparable to other similarly-titled measures of other companies. We use, and we believe investors benefit from, the presentation of EBITDA in evaluating our operating performance because it provides us and our investors with an additional tool to compare our operating performance on a consistent basis by removing the impact of certain items that management believes do not directly reflect our core operations.

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
The following table provides a reconciliation of net income to EBITDA:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Net income	$118,416	$30,263	$90,990
Add:
Interest expense, net	4,925	6,110	4,051
Income tax expense	42,868	16,230	34,014
Depreciation and amortization	66,512	65,189	59,138
EBITDA	$232,721	$117,792	$188,193
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
The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	For the year ended December 31,
(in thousands)	2025	2024	2023
Net cash flows provided by operating activities	$326,567	$87,115	$71,016
Add/(subtract)
Changes in operating assets and liabilities	(140,399)	11,074	85,426
Adjustments to reconcile net income to net cash flows provided by operating activities	(67,752)	(67,926)	(65,452)
Depreciation and amortization	66,512	65,189	59,138
Income tax expense	42,868	16,230	34,014
Interest expense, net	4,925	6,110	4,051
EBITDA	$232,721	$117,792	$188,193

Working Capital
Working capital is a non-GAAP measure. We believe working capital is useful to investors and other external users of our Consolidated Financial Statements in evaluating our operating performance. The Company defines working capital as total current assets less total current liabilities. The following table provides the Company’s calculation of working capital:

	As of December 31,
(in thousands)	2025	2024	2023
Total current assets	$1,060,761	$929,407	$946,889
Less: total current liabilities	(795,277)	(663,645)	(667,847)
Working capital	$265,484	$265,762	$279,042
Liquidity, Capital Resources and Material Cash Requirements
As of December 31, 2025 and 2024, we had working capital of $265.5 million and $265.8 million, respectively. During the year ended December 31, 2025, our operating activities provided cash of $326.6 million, compared to $87.1 million for the year ended December 31, 2024. Cash flow from operations is primarily influenced by operating margins, timing of contract performance and the type of services we provide to our customers. The $239.5 million year-over-year increase in cash provided by operating activities was primarily due to favorable net changes in operating assets and liabilities of $151.5 million, and an increase in net income of $88.2 million. The favorable change in operating assets and liabilities was primarily due to the net favorable year-over-year changes in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $109.6 million and the favorable change of $59.3 million in other liabilities, partially offset by the net unfavorable changes of $23.6 million in prepaid expenses and other assets. The net favorable changes of $109.6 million in cash provided by working capital accounts, mainly related to construction activities, was due to the timing of billings and payments under our contracts. The favorable change of $59.3 million in other liabilities was primarily due to changes in our employee incentive compensation accruals and the timing of employee related wage and tax payments. The unfavorable change of $23.6 million in prepaid expenses and other assets was primarily due to prepayment of materials required for certain projects.
During the years ended December 31, 2025 and 2024, we used net cash of $86.2 million and $67.2 million, respectively, in investing activities. The $86.2 million of cash used in investing activities in the year ended December 31, 2025 consisted of $94.4 million for capital expenditures, partially offset by $8.2 million of proceeds from the sale of equipment. The $67.2 million of cash used in investing activities in the year ended December 31, 2024 consisted of $75.9 million for capital expenditures, partially offset by $8.7 million of proceeds from the sale of equipment.
During the years ended December 31, 2025 and 2024, we used cash of $94.1 million, and $40.0 million, respectively in financing activities. The $94.1 million of cash used in financing activities in the year ended December 31, 2025 consisted primarily of $75.0 million of share repurchases under our prior share repurchase program, $11.0 million of net payments under our revolving line of credit, $4.4 million of payments for equipment notes, $2.6 million of shares repurchased to satisfy tax obligations under our stock compensation programs and $1.1 million of payments for finance lease obligations. The $40.0 million of cash used in financing activities in the year ended December 31, 2024 consisted primarily of $75.0 million of share repurchases under our prior share repurchase program, $7.1 million of payments under our master equipment loan agreements, $5.9 million of shares repurchased to satisfy tax obligations under our stock compensation programs and $1.2 million of payments for finance lease obligations, partially offset by $45.2 million of net borrowings under our revolving line of credit.
We believe our $408.3 million borrowing availability under our revolving line of credit as of December 31, 2025, cash on hand, future cash flow from operations and our ability to utilize short-term and long-term leases will provide sufficient liquidity for our short-term and long-term needs. Our primary short-term liquidity needs include cash for operations, debt service requirements, capital expenditures, and acquisition and joint venture opportunities. We believe we have adequate financial resources to meet our long-term liquidity needs and foreseeable material cash requirements, including those associated with funding future acquisition opportunities. We continue to invest in developing key management and craft personnel in both our T&D and C&I segments and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of December 31, 2025.
We had $47.4 million and $58.4 million in borrowings outstanding under the Facility as of December 31, 2025 and December 31, 2024, respectively.
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
As of December 31, 2025, we had $34.3 million in letters of credit outstanding under our Credit Agreement, including $34.2 million related to the Company's payment obligations under its insurance programs and $0.1 million related to contract performance obligations. As of December 31, 2024, we had $37.3 million in letters of credit outstanding under our Credit Agreement including $32.6 million related to the Company's payment obligations under its insurance programs and $4.7 million related to contract performance obligations. We are not aware of any claims currently asserted or threatened under any of these letters of credit that are material, individually, or in aggregate. However, to the extent payment is required for any such claims, the amount paid could be material and could adversely affect cash flows.

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
As of December 31, 2025 and 2024, we had one outstanding Equipment Note collateralized by equipment and vehicles owned by us. As of December 31, 2025 and 2024, we also had one other equipment note outstanding collateralized by a vehicle owned by us. The outstanding balance of all equipment notes was $11.6 million as of December 31, 2025, of which $4.6 million was due in the next twelve months. The outstanding balance of these equipment notes was $16.0 million as of December 31, 2024, of which $4.4 million was due in the next twelve months.
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
The outstanding balance of operating lease obligations was $42.4 million as of December 31, 2025. As of December 31, 2025, we had outstanding short-term and long-term operating lease obligations of approximately $13.0 million and $29.4 million, respectively. The outstanding balance of operating lease obligations was $42.6 million as of December 31, 2024. As of December 31, 2024, we had outstanding short-term and long-term operating lease obligations of approximately $12.1 million and $30.5 million, respectively.
As of December 31, 2025, we had $2.0 million outstanding finance lease obligations, consisting of short-term and long-term finance lease obligations of approximately $0.8 million and $1.2 million, respectively. As of December 31, 2024, we had $3.0 million outstanding finance lease obligations, consisting of short-term and long-term finance lease obligations of approximately $1.1 million and $1.9 million, respectively.
Purchase Commitments for Construction Equipment
As of December 31, 2025, we had approximately $33.9 million in outstanding purchase obligations for certain construction equipment to be paid with cash outlays scheduled to occur in 2026.
Performance and Payment Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds typically issued by a surety or financial institution. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the respective issuers of the bonds for any claim expenses or outlays they incur. Under our continuing indemnity and security agreements with the issuers of the bonds, we may be required to grant them a security interest relating to a particular project. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of December 31, 2025, an aggregate of approximately $2.35 billion in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $817.8 million as of December 31, 2025.
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

Concentration of Credit Risk
We grant trade credit under contractual payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2025, none of the Company's customers individually exceeded 10.0% of our accounts receivable. As of December 31, 2024, one customer individually exceeded 10.0% of our accounts receivable with approximately of 11.3% of the total accounts receivable amount (excluding the impact of allowance for doubtful accounts).
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
Revenue Recognition.   We recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for goods or services provided. Revenue associated with contracts with customers is recognized over time as our performance creates or enhances customer-controlled assets or creates or enhances an asset with no alternative use, for which we have an enforceable right to receive compensation as defined under the contract. To determine the amount of revenue to recognize over time, we estimate profit by determining the difference between total estimated revenue and total estimated cost of a contract. In addition, we estimate a cost accrual every quarter that represents unbilled invoicing activity for services performed by subcontractors and suppliers during the quarter, and estimate revenue from the contract cost portion of this accrual based on current gross margin rates to be consistent with our cost method of revenue recognition. The estimated value of unbilled amounts is determined using a regression and other types of analysis, as well as management judgment to produce an estimated value based on the Company’s historical experience, and is adjusted for large individual projects. The profit and corresponding revenue is recognized over the contract term based on costs incurred under the cost-to-cost method. We utilized the cost-to-cost method as we believe cost incurred best represents the amount of work completed and remaining on our projects, and is the most common basis for computing percentage of completion in our industry. For purposes of recognizing revenue, we follow the five-step approach outlined in Accounting Standards Codification (“ASC”) 606.
As the cost-to-cost method is driven by incurred cost, we calculate the percentage of completion by dividing costs incurred to date by the total estimated cost. The percentage of completion is then multiplied by estimated revenues to determine inception-to-date revenue. Revenue recognized for the period is the current inception-to-date recognized revenue less the prior period inception-to-date recognized revenue. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss is updated in subsequent reporting periods. Because our billings are based on contract terms and do not coincide with our progress in a project, revenue recognition also includes an amount related to our contract asset or contract liability. If the recognized revenue is greater than the amount billed to the customer, a contract asset is recorded. Additionally, the contract asset includes retainage billed to the customer that cannot be collected until the contract work has been completed and approved. Conversely, if the amount billed to the customer is greater than the recognized revenue, a contract liability is recorded. Therefore, retainage amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Additionally, the contract liability includes a liability for the excess of costs over revenues for all contracts that are in a loss position.

Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts, and therefore, profit and revenue recognition. Additionally, we estimate costs to complete on fixed price contracts which are determined on an individual contract basis by evaluating each project’s status as of the balance sheet date, and using our historical experience with the level of effort required to complete the underlying project. Claims and change orders are also measured based on our historical experience with individual customers and similar contracts, and are evaluated by management individually. A change order is a modification to a contract that changes the provisions of the contract, typically resulting from changes in scope, specifications, design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work under the contract. A claim is an amount in excess of the agreed-upon contract price that we seek to collect from our clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes. We include these estimated amounts of variable consideration to the extent that it is probable there will not be a significant reversal of revenue. As of December 31, 2025 and 2024, we recognized revenues of $23.5 million and $46.0 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects.
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
The foregoing factors as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit between periods. During the year ended December 31, 2025, changes in estimates pertaining to certain projects decreased consolidated gross margin by 1.4%. During the year ended December 31, 2024, changes in estimates pertaining to certain projects decreased consolidated gross margin by 4.4%. During the year ended December 31, 2023, changes in estimates pertaining to certain projects decreased consolidated gross margin by 1.7%.
We provide warranties to customers on a basis customary to the industry; however, the warranty period does not typically exceed two years. Historically, warranty claims have not been material.
Total revenues do not include sales tax as we consider ourselves a pass-through conduit for collecting and remitting sales taxes. Sales tax and value added tax collected from customers is included in other current liabilities on our consolidated balance sheets.

Insurance.   We carry insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. Our deductible for each line of coverage is up to $1.0 million. Certain health benefit plans are subject to stop-loss limits of up to $0.3 million, for qualified individuals. Losses up to the deductible and stop-loss amounts are accrued based upon our estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.
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
As a result of the annual qualitative review process in 2025 and 2023, we determined it was not necessary to perform a quantitative assessment. In 2024, we performed a quantitative assessment on our goodwill and intangible assets with indefinite lives; this assessment did not indicate that our goodwill or indefinite lived intangible assets were impaired.
Accounts Receivable and Allowance for Doubtful Accounts.   We do not generally charge interest to our customers, and we carry our customer receivables at their face amounts, less an allowance for doubtful accounts. Based on our experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, we classify all accounts receivable as current assets. The allowance for doubtful accounts associated with account receivables was $0.9 million as of December 31, 2025 and $1.1 million as of December 31, 2024.
We grant trade credit, on a non-collateralized basis (with the exception of lien rights against the property in certain cases) to our customers, and we are subject to potential credit risk related to changes in business and overall economic activity. We analyze specific accounts receivable balances, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the event that a customer balance is deemed to be uncollectible the account balance is written-off against the allowance for doubtful accounts.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We have operations within the United States and Canada, and we are exposed to market risks in the ordinary course of our business, including the effects of fluctuations in interest rates, foreign exchange rates and commodity prices.
As of December 31, 2025, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the years ended December 31, 2025, 2024 or 2023, including instruments for trading, hedging, or speculating on changes in interest rates, changes in foreign currency rates or changes in commodity prices of materials used in our business.
Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, Term CORRA, and Term SOFR Reference Rate, each as defined in the Credit Agreement. If the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, Term CORRA, or Term SOFR Reference Rate rises, any interest payment obligations would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of December 31, 2025, we had $47.4 million in borrowings under our Facility. If market rates of interest on all our revolving debt as of December 31, 2025, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all revolving debt would decrease future income before provision for income taxes and cash flows by approximately $0.5 million annually. If market rates of interest on all our revolving debt, which is subject to variable rates as of December 31, 2025, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by approximately $0.5 million annually.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
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
Crowe LLP, the independent registered public accounting firm that audited and reported on the 2025 Financial Statements included in this Annual Report on Form 10-K, has audited the effectiveness of MYR Group’s internal control over financial reporting as of December 31, 2025 and has issued an attestation report on MYR Group’s internal control over financial reporting which appears herein.
February 25, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of MYR Group Inc.
Thornton, Colorado
Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of MYR Group Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework: (2013) issued by COSO.
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
Evaluation of estimated costs to complete and variable consideration for fixed price construction contracts, including changes to estimates
As described in Note 1 of the Company’s consolidated financial statements, Organization, Business, and Significant Accounting Policies, and Note 11, Revenue Recognition, the Company recognizes revenue on fixed price construction projects over time using the cost-to-cost method, which measures the progress as the ratio of actual contract costs incurred to date to the estimated costs at completion. The amount of contract revenues and gross profit recognized on fixed price construction contracts is dependent on the contract price, the actual contract costs incurred, and the forecasted contract revenues and contract costs for construction projects. The recognition of revenue on fixed price construction contracts involves significant estimates due to the unique complexities of each construction project, uncertainty about estimates of costs to complete which can include unforeseen delays or construction complications, and uncertainty in the outcome of discussions with customers on the valuation of change orders and claims. The Company recognizes revenue related to change orders only when it is probable that the change order will result in an addition to contract value and can be reliably estimated. The Company evaluates change orders and claims based on historical experience with the customer, similar contracts, and on an individual basis, which involves significant judgment. The Company recognizes these estimated amounts of variable consideration in transaction price to the extent that it is probable there will not be a significant reversal of revenue. The Company reviews and revises, as needed, the estimated costs to complete and variable consideration for fixed price construction contacts while contracts are in process and through the date of contract completion.
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
Oakbrook Terrace, Illinois
February 25, 2026

MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$150,156	$3,464
Accounts receivable, net of allowances of $934 and $1,129, respectively	603,735	653,069
Contract assets, net of allowances of $534 and $422, respectively	241,766	216,687
Current portion of receivable for insurance claims in excess of deductibles	10,122	9,081
Refundable income taxes	—	4,638
Prepaid expenses and other current assets	54,982	42,468
Total current assets	1,060,761	929,407
Property and equipment, net of accumulated depreciation of $413,962 and $387,223, respectively	306,386	278,226
Operating lease right-of-use assets	42,448	42,648
Goodwill	115,266	112,983
Intangible assets, net of accumulated amortization of $39,967 and $34,573, respectively	72,476	75,691
Receivable for insurance claims in excess of deductibles	21,358	34,553
Deferred income taxes	12,723	5,734
Investment in joint venture	3,224	3,730
Other assets	9,437	5,832
Total assets	$1,644,079	$1,488,804
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,554	$4,363
Current portion of operating lease obligations	13,019	12,141
Current portion of finance lease obligations	804	1,046
Accounts payable	314,789	295,476
Contract liabilities, net	300,560	236,703
Current portion of accrued self-insurance	28,499	25,883
Accrued income taxes	15,129	196
Other current liabilities	117,923	87,837
Total current liabilities	795,277	663,645
Deferred income tax liabilities	50,119	52,498
Long-term debt	54,483	70,018
Accrued self-insurance	42,827	53,600
Operating lease obligations, net of current maturities	29,429	30,496
Finance lease obligations, net of current maturities	1,220	1,930
Other liabilities	10,301	16,257
Total liabilities	983,656	888,444
Commitments and contingencies
Shareholders’ equity
Preferred stock – $0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock – $0.01 par value per share; 100,000,000 authorized shares; 15,522,834 and 16,121,901 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	155	161
Additional paid-in capital	165,211	159,133
Accumulated other comprehensive loss	(8,183)	(12,651)
Retained earnings	503,240	453,717
Total shareholders’ equity	660,423	600,360
Total liabilities and shareholders’ equity	$1,644,079	$1,488,804
The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands, except per share data)	2025	2024	2023
Contract revenues	$3,657,889	$3,362,290	$3,643,905
Contract costs	3,234,103	3,071,971	3,279,508
Gross profit	423,786	290,319	364,397
Selling, general and administrative expenses	256,357	238,222	234,611
Amortization of intangible assets	4,818	4,869	4,907
Gain on sale of property and equipment	(4,261)	(6,854)	(4,214)
Income from operations	166,872	54,082	129,093
Other income (expense):
Interest income	723	415	888
Interest expense	(5,648)	(6,525)	(4,939)
Other expense, net	(663)	(1,479)	(38)
Income before provision for income taxes	161,284	46,493	125,004
Income tax expense	42,868	16,230	34,014
Net income	$118,416	$30,263	$90,990
Income per common share:
– Basic	$7.57	$1.84	$5.45
– Diluted	$7.53	$1.83	$5.40
Weighted average number of common shares and potential common shares outstanding:
– Basic	15,643	16,467	16,682
– Diluted	15,729	16,526	16,837

Net income	$118,416	$30,263	$90,990
Other comprehensive income (loss):
Foreign currency translation adjustment	4,468	(8,771)	2,420
Other comprehensive income (loss)	4,468	(8,771)	2,420
Total comprehensive income	$122,884	$21,492	$93,410

The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands)		Shares	Amount
Balance at December 31, 2022	$—	16,564	$165	$161,427	$(6,300)	$404,908	$560,200
Net income	—	—	—	—	—	90,990	90,990
Stock issued under compensation plans, net	—	222	2	18	—	—	20
Stock-based compensation expense	—	—	—	8,376	—	—	8,376
Shares repurchased related to tax withholding for stock-based compensation	—	(76)	—	(7,194)	—	(742)	(7,936)
Settlement of stock repurchase program	—	(26)	—	(241)	—	(2,627)	(2,868)
Other comprehensive income	—	—	—	—	2,420	—	2,420
Balance at December 31, 2023	—	16,684	167	162,386	(3,880)	492,529	651,202
Net income	—	—	—	—	—	30,263	30,263
Stock issued under compensation plans, net	—	117	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	8,532	—	—	8,532
Shares repurchased related to tax withholding for stock-based compensation	—	(36)	(1)	(5,511)	—	(354)	(5,866)
Settlement of stock repurchase program	—	(643)	(6)	(6,273)	—	(68,721)	(75,000)
Other comprehensive loss	—	—	—	—	(8,771)	—	(8,771)
Balance at December 31, 2024	—	16,122	161	159,133	(12,651)	453,717	600,360
Net income	—	—	—	—	—	118,416	118,416
Stock issued under compensation plans, net	—	61	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	14,832	—	—	14,832
Shares repurchased related to tax withholding for stock-based compensation	—	(21)	(1)	(2,450)	—	(202)	(2,653)
Settlement of stock repurchase program	—	(639)	(6)	(6,303)	—	(68,691)	(75,000)
Other comprehensive income	—	—	—	—	4,468	—	4,468
Balance at December 31, 2025	$—	15,523	$155	$165,211	$(8,183)	$503,240	$660,423
The accompanying notes are an integral part of these Financial Statements.

MYR GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$118,416	$30,263	$90,990
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	61,694	60,320	54,231
Amortization of intangible assets	4,818	4,869	4,907
Stock-based compensation expense	14,832	8,532	8,376
Deferred income taxes	(9,643)	(400)	2,056
Gain on sale of property and equipment	(4,261)	(6,854)	(4,214)
Other non-cash items	312	1,459	96
Changes in operating assets and liabilities:
Accounts receivable, net	51,276	(134,476)	(48,527)
Contract assets, net	(22,879)	120,676	(109,822)
Receivable for insurance claims in excess of deductibles	12,154	(1,628)	1,529
Prepaid expenses and other assets	(13,294)	10,270	560
Accounts payable	19,698	(60,962)	37,250
Contract liabilities, net	63,375	76,657	3,727
Accrued self-insurance	(8,174)	(548)	17
Other liabilities	38,243	(21,063)	29,840
Net cash flows provided by operating activities	326,567	87,115	71,016
Cash flows from investing activities:
Proceeds from sale of property and equipment	8,192	8,726	5,608
Purchases of property and equipment	(94,372)	(75,938)	(84,736)
Net cash flows used in investing activities	(86,180)	(67,212)	(79,128)
Cash flows from financing activities:
Borrowings under revolving lines of credit	754,441	822,491	562,901
Repayments under revolving lines of credit	(765,422)	(777,297)	(562,615)
Payment of principal obligations under equipment notes	(4,363)	(7,054)	(4,598)
Payment of principal obligations under finance leases	(1,076)	(1,196)	(1,143)
Proceeds from exercise of stock options	—	—	20
Debt refinancing costs	—	(33)	(2,129)
Repurchase of common stock	(75,000)	(75,000)	(2,868)
Payments related to tax withholding for stock-based compensation	(2,653)	(5,866)	(7,936)
Other financing activities	—	3,998	—
Net cash flows used in financing activities	(94,073)	(39,957)	(18,368)
Effect of exchange rate changes on cash	378	(1,381)	339
Net increase (decrease) in cash and cash equivalents	146,692	(21,435)	(26,141)
Cash and cash equivalents:
Beginning of period	3,464	24,899	51,040
End of period	$150,156	$3,464	$24,899
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes payments	$28,674	$15,075	$23,949
Interest payments	5,125	5,767	4,145
Noncash investing activities:
Acquisition of property and equipment for which payment is pending	2,022	3,373	8,474
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
Significant Accounting Policies
Consolidation
The accompanying Financial Statements include the results of operations of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated. Certain reclassifications were made to prior year amounts to conform to the current year presentation. During 2025, based on a clarification of the underlying guidance, the Company made an immaterial revision to the presentation of retainage related to contracts in an overbilled (excess billings) position. This retainage, previously reported as contract assets, was reclassified to contract liabilities. This immaterial revision is reflected in the beginning contract asset and contract liability balances of the earliest presented period, and the current-year ending balances and balance sheet classification also reflect the reclassification. The revision did not impact shareholder’s equity, revenue, net income, or net operating cash flows.
Revenue Recognition
The Company recognizes revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for goods or services provided. Revenue associated with contracts with customers is recognized over time as the Company’s performance creates or enhances customer-controlled assets or creates or enhances an asset with no alternative use, for which the Company has an enforceable right to receive compensation as defined under the contract. To determine the amount of revenue to recognize over time, the Company estimates profit by determining the difference between total estimated revenue and total estimated cost of a contract. In addition, the Company estimates a cost accrual every quarter that represents unbilled invoicing activity for services performed by subcontractors and suppliers during the quarter, and estimates revenue from the contract cost portion of this accrual based on current gross margin rates to be consistent with its cost method of revenue recognition. The estimated value of unbilled amounts is determined using a regression and other types of analysis, as well as management judgment to produce an estimated value based on the Company’s historical experience, and is adjusted for large individual projects. The profit and corresponding revenue is recognized over the contract term based on costs incurred under the cost-to-cost method. The Company utilizes the cost-to-cost method as it believes cost incurred best represents the amount of work completed and remaining on projects, and is the most common basis for computing percentage of completion in the industry. For purposes of recognizing revenue, the Company follows the five-step approach outlined in Accounting Standards Codification (“ASC”) 606.

As the cost-to-cost method is driven by incurred cost, the Company calculates the percentage of completion by dividing costs incurred to date by the total estimated cost. The percentage of completion is then multiplied by estimated revenues to determine inception-to-date revenue. Revenue recognized for the period is the current inception-to-date recognized revenue less the prior period inception-to-date recognized revenue. If a contract is projected to result in a loss, the entire contract loss is recognized in the period when the loss was first determined and the amount of the loss is updated in subsequent reporting periods. Because the Company’s billings are based on contract terms and do not coincide with our progress in a project, revenue recognition also includes an amount related to a contract asset or contract liability. If the recognized revenue is greater than the amount billed to the customer, a contract asset is recorded. Additionally, the contract asset includes retainage billed to the customer that cannot be collected until the contract work has been completed and approved. Conversely, if the amount billed to the customer is greater than the recognized revenue, a contract liability is recorded. Therefore, retainage amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Additionally, the contract liability includes a liability for the excess of costs over revenues for all contracts that are in a loss position.
Contract costs incurred to date and expected total contract costs are continuously monitored during the term of the contract. Changes in the job performance, job conditions and final contract settlements are factors that influence management’s assessment of total contract value and the total estimated costs to complete those contracts, and therefore, profit and revenue recognition. Additionally, the Company estimates costs to complete on fixed price contracts which are determined on an individual contract basis by evaluating each project’s status as of the balance sheet date, and using our historical experience with the level of effort required to complete the underlying project. Claims and change orders are also measured based on our historical experience with individual customers and similar contracts, and are evaluated by management individually. A change order is a modification to a contract that changes the provisions of the contract, typically resulting from changes in scope, specifications, design, manner of performance, facilities, equipment, materials, sites, or period of completion of the work under the contract. A claim is an amount in excess of the agreed-upon contract price that the Company seeks to collect from its clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders that are either in dispute or are unapproved as to both scope and price, or other causes. The Company includes these estimated amounts of variable consideration to the extent that it is probable there will not be a significant reversal of revenue. As of December 31, 2025 and 2024, the Company recognized revenues related to significant variable consideration of $23.5 million and $29.9 million, respectively.
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
The Company provides warranties to customers on a basis customary to the industry; however, the warranty period does not typically exceed two years. Historically, warranty claims have not been material to the Company. Based on the Company’s estimates, as of December 31, 2025, the Company recorded warranty reserves of $3.7 million and as of December 31, 2024, warranty reserves were $3.4 million. Settlements on warranty claims during the years ended December 31, 2025, 2024 and 2023 were insignificant.
Total revenues do not include sales tax as the Company considers itself a pass-through conduit for collecting and remitting sales taxes. Sales tax collected from customers is included in other current liabilities on the Company’s consolidated balance sheets.

Joint Ventures and Noncontrolling Interests
The Company accounts for investments in joint ventures using the proportionate consolidation method for income statement reporting and under the equity method for balance sheet reporting, unless the Company has a controlling interest causing the joint venture to be consolidated with equity owned by other joint venture partners recorded as noncontrolling interests. Under the proportionate consolidation method, joint venture activity is allocated to the appropriate line items found on the consolidated statements of operations in proportion to the percentage of participation the Company has in the joint venture. During the years ended December 31, 2025, 2024 and 2023, the Company recognized its proportionate share of joint venture revenues of $19.0 million, $22.4 million, and $33.0 million, respectively. Under the equity method the net investment in joint ventures is stated as a single item on the Company’s consolidated balance sheets. If an investment in a joint venture contains a recourse or unfunded commitment to provide additional equity, distributions and/or losses in excess of the investment a liability is recorded in other current liabilities on the Company’s consolidated balance sheets.
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
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and intercompany loans that are not deemed long-term investment accounts are recorded in the “other expense, net” line on the Company’s consolidated statements of operations. Foreign currency losses recorded in other expense, net, for the years ended December 31, 2025, 2024 and 2023 were $0.7 million, $1.4 million and $0.1 million, respectively. Foreign currency translation gains and losses, arising from intercompany loans that are deemed long-term investment accounts, are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
The most significant estimates are related to estimates of costs to complete contracts, variable consideration inclusive of pending change orders and claims, shared savings, useful lives of property and equipment, insurance reserves, the recognition and measurement of current and deferred income taxes, including the measurement of uncertain tax positions, estimates surrounding stock-based compensation, the recoverability of goodwill and intangibles and allowance for doubtful accounts. The Company estimates a cost accrual every period that represents costs incurred but not invoiced for services performed or goods delivered during the period, and estimates revenue from the contract cost portion of these accruals based on current gross margin rates to be consistent with its cost method of revenue recognition.
As of December 31, 2025 and 2024, the Company recognized revenues of $23.5 million and $46.0 million, respectively, related to significant change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods. These aggregate amounts, which were included in “Contract assets” in the accompanying consolidated balance sheets, represent the Company’s estimates of additional contract revenues that were earned and probable of collection; however, the amount ultimately realized could be significantly higher or lower than the estimated amount.

The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the year ended December 31, 2025, changes in estimates pertaining to certain projects decreased consolidated gross margin by 1.4%, which resulted in decreases in operating income of $52.8 million, net income of $38.5 million and diluted earnings per common share of $2.45. The estimates are reviewed and revised quarterly, as needed. Additional discussion on the impact of these estimate changes can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
During the year ended December 31, 2024, changes in estimates pertaining to certain projects decreased consolidated gross margin by 4.4%, which resulted in decreases in operating income of $146.5 million, net income of $96.9 million and diluted earnings per common share of $5.86.
During the year ended December 31, 2023, changes in estimates pertaining to certain projects decreased consolidated gross margin by 1.7%, which resulted in decreases in operating income of $62.2 million, net income of $43.6 million and diluted earnings per common share of $2.59.
Advertising
Advertising costs are expensed when incurred. Advertising costs, included in selling, general and administrative expenses, were $1.9 million, $2.0 million and $1.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Interest and penalties related to uncertain income tax positions are included in income tax expense on the Company’s consolidated statements of operations. Interest and penalties actually incurred are charged to the interest expense and the “other expense, net” line, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2025 and 2024, the Company held its cash in checking accounts or in highly liquid money market accounts. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to financial institutions for payment. The Company funds all intraday bank balance overdrafts by the end of the same business day. Checks issued and outstanding in excess of bank balances are recorded in accounts payable on the Company’s consolidated balance sheets and are reflected as a financing activity on the Company’s Consolidated Statements of Cash Flows.

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
The Company’s contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. Therefore, retainage amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract.
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

Leases
The Company enters into noncancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from less than one to twelve years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company’s month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. As of December 31, 2025, the Company had several leases with residual value guarantees. The total amount probable of being owed of residual value guarantees is not significant. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive. Nonperformance-related default covenants, cross-default provisions, subjective default provisions and material adverse change clauses contained in material lease agreements, if any, are also evaluated to determine whether those clauses affect lease classification in accordance with ASC Topic 842. Leases are accounted for as operating or finance leases, depending on the terms of the lease.
Finance Leases.   The Company leases some vehicles and certain equipment under finance leases. The economic substance of the leases is a financing transaction for acquisition of the vehicles and equipment. Accordingly, the right-of-use assets for these leases are included on the Company’s consolidated balance sheets in property and equipment, net of accumulated depreciation, with a corresponding amount recorded in current portion of finance lease obligations or finance lease obligations, net of current maturities, as appropriate. The finance lease assets are amortized over the life of the lease or, if shorter, the life of the leased asset, on a straight-line basis and included in depreciation expense. The financing component associated with finance lease obligations is included in interest expense. Generally, for the Company’s finance leases, an implicit rate to calculate present value is provided in the lease agreement. However, if a rate is not provided, the Company determines this rate by estimating the Company’s incremental borrowing rate, utilizing the borrowing rates associated with the Company’s various debt instruments.
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
Insurance
The Company carries insurance policies, which are subject to certain deductibles, for workers’ compensation, general liability, automobile liability and other coverages. The deductible for each line of coverage is up to $1.0 million. Certain health benefit plans are subject to a stop-loss limit of up to $0.3 million, for qualified individuals. Losses up to the deductible amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.
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
As a result of the annual qualitative review process in 2025 and 2023, the Company determined it was not necessary to perform a quantitative assessment. In 2024, the Company performed a quantitative assessment on goodwill and intangible assets with indefinite lives, this assessment did not indicate that the Company’s goodwill or indefinite lived intangible assets were impaired.
Concentrations
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains substantially all of its cash and cash equivalent balances with large financial institutions which are believed to be high quality institutions.
The Company is subject to a concentration of risk because it derives a significant portion of its revenues from a few customers. The Company’s top ten customers accounted for approximately 38.0%, 37.8%, and 37.9% of consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, no single customer accounted for more than 10.0% of annual revenues.
The Company grants trade credit under contractual payment terms, generally without collateral, to its customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties. Consequently, the Company is subject to potential credit risk related to changes in business and economic factors. However, the Company generally has certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, the Company may take title to the underlying assets in lieu of cash in settlement of receivables. As of December 31, 2025, none of the Company's customers individually exceeded 10.0% of accounts receivable. As of December 31, 2024, one customer individually exceeded 10.0% of accounts receivable with approximately 11.3% of the total accounts receivable amount (excluding the impact of allowance for doubtful accounts). The Company believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
As of December 31, 2025, approximately 85% of the Company’s craft labor employees were covered by collective bargaining agreements. Although the majority of these agreements prohibit strikes and work stoppages, the Company cannot be certain that strikes or work stoppages will not occur in the future.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The guidance also includes certain other amendments intended to improve the effectiveness of income tax disclosures. The Company has adopted this ASU enhancing our income tax disclosures. See Note 12–Income Taxes for further information related to the Company’s income taxes.

Recently Issued Accounting Pronouncements
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to clarify the applicability of interim disclosure requirements, provides additional guidance on the disclosures required in interim reporting periods, and introduces a principle requiring entities to disclose events occurring since the end of the most recent annual reporting period that have a material impact on the entity. The update is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this pronouncement can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of the new standard on the Company’s consolidated financial statements and related disclosures.
2. Contract Assets and Liabilities
Contracts with customers usually stipulate the timing of payment, which is defined by the terms found within the various contracts under which work was performed during the period. Therefore, contract assets and liabilities are created when the timing of costs incurred on work performed does not coincide with the billing terms. These contracts frequently include retention provisions contained in each contract. Retainage amounts are reflected in contract assets or contract liabilities depending on the net contract position of the particular contract.
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.5 million as of December 31, 2025 and $0.4 million as of December 31, 2024.
Contract assets consisted of the following at December 31:

(in thousands)	2025	2024	2023
Unbilled revenue, net	$160,543	$149,449	$217,083
Contract retainages, net	81,223	67,238	124,178
Contract assets, net	$241,766	$216,687	$341,261
The Company’s consolidated balance sheets present contract liabilities that contain deferred revenue, an accrual for contracts in a loss provision and retainage receivables.
Contract liabilities consisted of the following at December 31:

(in thousands)	2025	2024	2023
Deferred revenue	$386,071	$312,632	$231,604
Accrued loss provision	13,084	9,326	8,807
Less: retainage receivables	(98,595)	(85,255)	(79,355)
Contract liabilities, net	$300,560	$236,703	$161,056

The following table provides information about contract assets and contract liabilities from contracts with customers at December 31:

(in thousands)	2025	2024	Change
Contract assets, net	$241,766	$216,687	$25,079
Contract liabilities, net	(300,560)	(236,703)	(63,857)
Net contract liabilities	$(58,794)	$(20,016)	$(38,778)

(in thousands)	2024	2023	Change
Contract assets, net	$216,687	$341,261	$(124,574)
Contract liabilities, net	(236,703)	(161,056)	(75,647)
Net contract assets (liabilities)	$(20,016)	$180,205	$(200,221)
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenues recognized in the period that were included in the opening contract liability balances were $170.4 million and $160.3 million and $130.7 million for the year ended December 31, 2025, 2024 and 2023, respectively. This revenue consists primarily of work performed on previous billings to customers.
The net liability position for contracts in process consisted of the following at December 31:

(in thousands)	2025	2024	2023
Costs and estimated earnings on uncompleted contracts	$8,368,365	$7,627,894	$6,716,990
Less: billings to date	8,593,893	7,791,077	6,731,511
	$(225,528)	$(163,183)	$(14,521)
The net liability position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows at December 31:

(in thousands)	2025	2024	2023
Unbilled revenue, net	$160,543	$149,449	$217,083
Deferred revenue, net	(386,071)	(312,632)	(231,604)
	$(225,528)	$(163,183)	$(14,521)

3. Lease Obligations
From time to time, the Company enters into noncancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from less than one to twelve years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At December 31, 2025 and 2024, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.

The following is a summary of the lease-related assets and liabilities recorded:

		December 31, 2025	December 31, 2024
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$42,448	$42,648
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	1,910	3,215
Total right-of-use lease assets		$44,358	$45,863
Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$13,019	$12,141
Finance lease obligations	Current portion of finance lease obligations	804	1,046
Total current obligations		13,823	13,187
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	29,429	30,496
Finance lease obligations	Finance lease obligations, net of current maturities	1,220	1,930
Total non-current obligations		30,649	32,426
Total lease obligations		$44,472	$45,613
The following is a summary of the lease terms and discount rates:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term – finance leases	2.5 years	3.3 years
Weighted-average remaining lease term – operating leases	3.7 years	3.7 years
Weighted-average discount rate – finance leases	3.9%	3.9%
Weighted-average discount rate – operating leases	4.0%	4.0%
The following is a summary of certain information related to the lease costs for finance and operating leases:

	Year ended December 31,
(in thousands)	2025	2024	2023
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$973	$968	$791
Interest on lease liabilities	97	101	83
Operating lease cost	18,360	15,621	14,302
Variable lease costs	447	385	353
Total lease cost	$19,877	$17,075	$15,529
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Year ended December 31,
(in thousands)	2025	2024	2023
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$18,324	$15,025	$14,519
Right-of-use asset obtained in exchange for new operating lease obligations	$16,172	$19,264	$11,039
Right-of-use asset obtained in exchange for new finance lease obligations	$—	$3,226	$—

The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under current portion of operating lease obligations and operating lease obligations, net of current maturities, as of December 31, 2025 were as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations
2026	$869	$17,625	$18,494
2027	868	11,740	12,608
2028	388	9,540	9,928
2029	—	6,403	6,403
2030	—	2,530	2,530
Thereafter	—	1,948	1,948
Total minimum lease payments	2,125	49,786	51,911
Financing component	(101)	(7,338)	(7,439)
Net present value of minimum lease payments	2,024	42,448	44,472
Less: current portion of operating lease obligations	(804)	(13,019)	(13,823)
Long-term operating lease obligations	$1,220	$29,429	$30,649
The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
Certain subsidiaries of the Company have ongoing operating leases for facilities that were entered into or extended with third-party companies that are or were, owned in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at market rental rates. Lease expense associated with these leases was $2.6 million, $2.5 million and $2.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the minimum lease payments required under these leases totaled $7.2 million, which are due over the next 3.7 years.
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
As of December 31, 2025 and 2024, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of December 31, 2025 and 2024, the fair value of the Company’s long-term debt and finance lease obligations were based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at December 31, 2025 and 2024. Long-term debt with variable interest rates is based on rates for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying value of the Company’s long term debt with fixed interest rates approximated fair value.
5. Accounts Receivable
Accounts receivable consisted of the following at December 31:

(in thousands)	2025	2024
Contract receivables	$599,814	$651,746
Other	4,855	2,452
	604,669	654,198
Less: allowance for doubtful accounts	(934)	(1,129)
	$603,735	$653,069

The roll-forward of activity in the allowance for doubtful accounts was as follows for the years ended December 31:

(in thousands)	2025	2024	2023
Balance at beginning of period	$1,129	$1,987	$2,073
Less: reduction in (provision for) allowances	(1,076)	(19)	85
Less: write offs, net of recoveries	1,281	860	3
Change in foreign currency translation	10	(17)	2
Balance at end of period	$934	$1,129	$1,987

6. Prepaid Expenses and Other Current Assets
Prepaid expense and other current assets consisted of the following at December 31:

(in thousands)	2025	2024
Prepaid expenses	$52,908	$40,872
Other current assets	2,074	1,596
	$54,982	$42,468
7. Property and Equipment
Property and equipment consisted of the following at December 31:

(dollars in thousands)	Estimated Useful Life in Years	2025	2024
Land	—	$10,350	$10,351
Buildings and improvements	3 to 39	60,402	51,880
Construction equipment	3 to 12	632,655	586,335
Office equipment	3 to 10	16,941	16,883
		720,348	665,449
Less: accumulated depreciation and amortization		(413,962)	(387,223)
		$306,386	$278,226
Construction equipment includes assets under finance leases — see additional information provided in Note 3 — Lease Obligations to the Financial Statements.
Depreciation and amortization expense of property and equipment for the years ended December 31, 2025, 2024 and 2023 was $61.7 million, $60.3 million and $54.2 million, respectively.

8. Goodwill and Intangible Assets
Goodwill and intangible assets consisted of the following at December 31:

	2025			2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill
T&D	$93,240	$—	$93,240	$93,240	$—	$93,240
C&I	25,830	—	25,830	25,830	—	25,830
Foreign currency translation	(3,804)	—	(3,804)	(6,087)	—	(6,087)
Total goodwill	$115,266	$—	$115,266	$112,983	$—	$112,983
Amortizable Intangible Assets
Backlog	$9,296	$9,296	$—	$9,296	$9,296	$—
Customer relationships	71,139	30,842	40,297	71,139	25,319	45,820
Trade names	695	496	199	695	450	245
Below market lease	511	409	102	511	283	228
Foreign currency translation	(3,172)	(1,076)	(2,096)	(5,073)	(775)	(4,298)
Indefinite-lived Intangible Assets
Trade names	34,413	—	34,413	34,413	—	34,413
Foreign currency translation	(439)	—	(439)	(717)	—	(717)
Total intangible assets	$112,443	$39,967	$72,476	$110,264	$34,573	$75,691
Customer relationships, amortizable trade names and backlog are being amortized on a straight-line method over an estimated useful life ranging up to 15 years and the remaining life of the contract, respectively, and have been determined to have no residual value. Certain trade names have indefinite lives and, therefore, are not being amortized. Intangible asset amortization expense was $4.8 million, $4.9 million and $4.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, estimated future intangible asset amortization expense for the each of the next five years and thereafter was as follows:

(in thousands)	Future Amortization Expense
2026	$4,867
2027	4,730
2028	4,721
2029	4,682
2030	4,149
Thereafter	15,353
Total	$38,502

9. Accrued Liabilities
Other current liabilities consisted of the following at December 31:

(in thousands)	2025	2024
Payroll and incentive compensation	$46,678	$34,120
Union dues and benefits	24,681	21,277
Payroll, sales and other taxes	9,312	10,602
Profit sharing and thrift plan	14,569	3,162
Other	22,683	18,676
	$117,923	$87,837
10. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and equipment notes:

(dollars in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of December 31, 2025	Outstanding Balance as of December 31, 2024
Credit Agreement
Revolving loans	5/31/2023	Variable	Variable	5	$47,414	$58,395
Equipment Notes
Equipment Note 10	8/26/2022	4.32%	Semi-annual	5	11,605	15,957
Other equipment note	4/11/2022	4.55%	Monthly	5	18	29
					11,623	15,986
Total debt					59,037	74,381
Less: current portion of long-term debt					(4,554)	(4,363)
Long-term debt					$54,483	$70,018
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

Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.25% to 1.00%; or (2) the Term Benchmark Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 2.00%. The applicable margin is determined based on the Company’s Net Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.25% to 2.00% for non-performance letters of credit or 0.625% to 1.00% for performance letters of credit, based on the Company’s Net Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.30%, based on the Company’s Net Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s Net Leverage Ratio, after giving pro forma effect thereto, exceeds 2.75. The weighted average interest rate on borrowings outstanding on the Facility was 4.85% and 6.63% per annum, for the year ended December 31, 2025 and 2024, respectively.
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of December 31, 2025.
As of December 31, 2025, the Company had $47.4 million in borrowings outstanding under the Facility and letters of credit outstanding under the Facility of approximately $34.3 million, including $34.2 million related to the Company's payment obligation under its insurance programs and approximately $0.1 million related to contract performance obligations.
As of December 31, 2024, the Company had $58.4 million in borrowings outstanding under the Facility and letters of credit outstanding under the Facility of approximately $37.3 million, including $32.6 million related to the Company's payment obligation under its insurance programs and approximately $4.7 million related to contract performance obligations.
The Company had remaining deferred debt issuance costs related to the Facility totaling $1.2 million and $1.8 million as of December 31, 2025 and 2024, respectively. As permitted, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the Credit Agreement.
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
As of December 31, 2025, the Company had one Equipment Note outstanding under the Master Loan Agreements that is collateralized by equipment and vehicles owned by the Company. As of December 31, 2025, the Company had one other equipment note outstanding that is collateralized by a vehicle owned by the Company. The following table sets forth our remaining principal payments for the Company’s outstanding equipment notes as of December 31, 2025:

(in thousands)	Future Equipment Notes Principal Payments
2026	$4,554
2027	7,069
2028	—
2029	—
2030	—
Thereafter	—
Total future principal payments	$11,623
Less: current portion of equipment notes	(4,554)
Long-term principal obligations	$7,069

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
Historically, fixed-price and unit-price contracts have had the highest potential margins; however, they have had a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have historically had less margin upside, but generally have had a lower risk of cost overruns. The Company also provides services under master service agreements (“MSAs”) and other variable-term service agreements. MSAs normally cover maintenance, upgrade and extension services, as well as new construction. Work performed under MSAs is typically billed on a unit-price, time-and-materials or time-and-equipment basis. MSAs are typically one to four years in duration; however, most of the Company’s contracts, including MSAs, may be terminated by the customer on short notice, typically 30 to 90 days, even if the Company is not in default under the contract. Under MSAs, customers generally agree to use the Company for certain services in a specified geographic region. Most MSAs include no obligation for the contract counterparty to assign specific volumes of work to the Company and do not require the counterparty to use the Company exclusively, although in some cases the MSA contract gives the Company a right of first refusal for certain work. Additional information related to the Company’s market types is provided in Note 16–Segment Information to the Financial Statements.
The components of the Company’s revenue by contract type were as follows for the year ended December 31:

	2025
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$686,859	34.3%	$1,398,310	84.5%	$2,085,169	57.0%
Unit price	741,812	37.0	74,164	4.5	815,976	22.3
T&E(1)	573,769	28.7	182,975	11.0	756,744	20.7
	$2,002,440	100.0%	$1,655,449	100.0%	$3,657,889	100.0%

	2024
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$824,643	43.9%	$1,202,653	81.2%	$2,027,296	60.3%
Unit price	596,089	31.7	80,507	5.4	676,596	20.1
T&E(1)	459,769	24.4	198,629	13.4	658,398	19.6
	$1,880,501	100.0%	$1,481,789	100.0%	$3,362,290	100.0%

	2023
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$1,100,273	52.7%	$1,274,763	82.0%	$2,375,036	65.2%
Unit price	549,221	26.3	92,581	6.0	641,802	17.6
T&E(1)	439,702	21.0	187,365	12.0	627,067	17.2
	$2,089,196	100.0%	$1,554,709	100.0%	$3,643,905	100.0%
(1) The Company T&E contract type includes time-and-equipment, time-and-materials and cost-plus contracts.

The components of the Company’s revenue by market type were as follows for the year ended December 31:

		2025		2024		2023
(dollars in thousands)	Segment	Amount	Percent	Amount	Percent	Amount	Percent
Transmission	T&D	$1,198,584	32.8%	$1,139,848	33.9%	$1,380,923	37.9%
Distribution	T&D	803,856	22.0	740,653	22.0	708,273	19.4
Electrical construction	C&I	1,655,449	45.2	1,481,789	44.1	1,554,709	42.7
Total revenue		$3,657,889	100.0%	$3,362,290	100.0%	$3,643,905	100.0%
Remaining Performance Obligations
On December 31, 2025, the Company had $2.52 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed-upon work order to perform work on mutually accepted terms and conditions. The timing of when remaining performance obligations are recognized is evaluated quarterly and is largely driven by the estimated start date and duration of the underlying projects.
The following table summarizes the total amount of remaining performance obligations as of December 31, 2025 that the Company expects to be realized, the amount of the remaining performance obligations that the Company reasonably estimates will be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months.

	Remaining Performance Obligations as of December 31, 2025
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months
T&D	$720,658	$653,955	$66,703
C&I	1,795,290	1,475,490	319,800
Total	$2,515,948	$2,129,445	$386,503
The Company estimates approximately 95% or more of the remaining performance obligations will be recognized within twenty-four months, including approximately 85% of the remaining performance obligations estimated to be recognized within twelve months, although the timing of the Company’s performance is not always under its control. The timing of when remaining performance obligations are recognized by the Company can vary considerably and is impacted by multiple variables including, but not limited to: changes in the estimated versus actual start time of a project; the availability of labor, equipment and materials; changes in project workflow; weather; project delays and accelerations; and the timing of final contract settlements. Additionally, the difference between the remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s MSAs under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to backlog is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.
12. Income Taxes
Income before income taxes by geographic area for the years ended December 31 was:

(in thousands)	2025	2024	2023
Domestic	$181,098	$64,068	$102,014
Foreign	(19,814)	(17,575)	22,990
	$161,284	$46,493	$125,004

Income tax expense (benefit) consisted of the following for the years ended December 31:

(in thousands)	2025	2024	2023
Current
Federal	$35,237	$11,437	$21,337
Foreign	4,567	1,788	1,821
State	13,088	3,405	7,348
	52,892	16,630	30,506
Deferred
Federal	2,546	4,917	(159)
Foreign	(9,496)	(8,318)	3,984
State	(3,074)	3,001	(317)
	(10,024)	(400)	3,508
Income tax expense	$42,868	$16,230	$34,014
Income tax paid consisted of the following for the years ended December 31:

(in thousands)	2025
Federal	$21,600
Foreign	4,327
State - California	2,125
State - All other states below 5% threshold	4,081
$32,133

The differences between the U.S. federal statutory tax rate and the Company’s effective income tax rate were as follows for the years ended December 31:

	2025
(dollars in thousands)	Amount	Percent
U.S. federal statutory tax rate	33,870	21.0
State and local income taxes (1)	9,603	6.0
U.S. State net operating loss true up	(2,099)	(1.3)
U.S. State valuation allowance	2,788	1.7
U.S. State rate true up	(2,713)	(1.7)
Foreign tax effects
Canadian Federal Taxes	1,716	1.1
Canadian Provincial Taxes	(2,206)	(1.4)
Tax credits
United States
Other credits	(725)	(0.4)
Nontaxable or nondeductible items
United States
162(m) limitation	1,853	1.1
Other	666	0.4
Changes in unrecognized tax benefits
United States	8	—
Other Jurisdictions
Canada	53	—
Other Adjustments
United States	54	—
Total / effective rate	$42,868	26.6%
(1) State taxes in California, Colorado and Texas made up the majority (greater than 50%) of the tax effect in this category.
As previously disclosed prior to the adoption of ASU 2023-09, the differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for operations were as follows for the years ended December 31:

	2024	2023
U.S federal statutory rate	21.0%	21.0%
State income taxes, net of U.S. federal income tax expense	10.3	4.4
Change in valuation allowance	0.1	—
Tax differential on foreign earnings	(2.0)	0.7
Non-deductible meals and entertainment	1.6	0.5
Stock compensation excess tax benefits	(4.6)	(2.6)
Uncertain tax positions	(0.5)	—
Provision to return adjustments, net	0.6	0.7
Section 162(m) limitation	10.6	2.5
Tax credits	(0.6)	—
Other income, net	(1.6)	—
Effective rate	34.9%	27.2%

The net deferred tax assets and (liabilities) arising from temporary differences was as follows at December 31:

(in thousands)	2025	2024
Deferred income tax assets:
Self insurance reserves	$3,729	$1,498
Contract loss reserves	2,608	2,076
Stock-based awards	5,022	3,521
Bonus	9,726	10,128
Accrued vacation	2,878	2,653
Accrued profit sharing	3,092	161
Operating lease liabilities	10,093	11,126
Non-U.S. operating loss	18,987	13,166
U.S. operating loss	3,529	—
Other non-U.S. deferred tax asset	947	—
Other U.S. deferred tax asset	2,947	3,064
Total deferred income tax assets before valuation allowances	63,558	47,393
Less: Non-U.S. valuation allowances	(2,242)	(2,247)
Less: U.S. valuation allowances	(3,529)	—
Total deferred income tax assets	57,787	45,146
Deferred income tax liabilities:
Property and equipment — tax over book depreciation	(53,727)	(48,194)
Non-U.S. intangible assets — tax over book amortization	(9,602)	(9,601)
Intangible assets — tax over book amortization	(5,730)	(5,200)
Right-of-use operating lease assets	(10,093)	(11,129)
Contract revenue adjustment	(15,545)	(17,303)
Other non-U.S. deferred tax liabilities	(158)	—
Other U.S. deferred tax liabilities	(328)	(483)
Total deferred income tax liabilities	(95,183)	(91,910)
Net deferred income taxes	$(37,396)	$(46,764)
The Company determined that it is more-likely-than-not that it will not realize certain deferred tax assets related to net operating loss carryforwards on certain subsidiaries and therefore recorded a valuation allowance against the deferred tax assets for those entities. The Company has net operating loss carryforwards in multiple jurisdictions that will begin to expire in 2031.
For the three-year period ended December 31, 2025, one of the Company’s subsidiaries incurred a cumulative pre-tax loss. In accordance with ASC 740, this prompted the Company to evaluate the realizability of deferred tax assets associated with this subsidiary. The cumulative pre-tax losses were primarily attributable to certain projects that have reached or are near completion and therefore are not expected to have significant negative impacts to future operating results. In assessing realizability of our net operating loss carryforwards the Company considered extensive positive and negative evidence including historical operating results, expected future operating results, backlog, current and expected deferred income taxes, and the expected utilization of the net operating loss carryforwards. Based on the Company’s evaluation, a valuation allowance associated with this subsidiary is not necessary as it is more-likely-than-not that the Company will realize its deferred tax assets, including its net operating loss carryforwards.
Earnings from the Company’s Canadian subsidiaries are indefinitely reinvested in Canada, therefore as of December 31, 2025, the Company had no undistributed earnings or withholding deferral associated with its Canadian subsidiaries.
The Company is subject to taxation in various jurisdictions. The Company’s 2021 through 2024 tax returns are subject to examination by U. S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2020 through 2024.

The Company has recorded a liability for unrecognized tax benefits related to tax positions taken on its various income tax returns. Interest and penalties related to uncertain income tax positions are included as a component of income tax expense in the Financial Statements.
The following is a reconciliation of the beginning and ending liability for unrecognized tax benefits at December 31:

(in thousands)	2025	2024
Balance at beginning of period	$265	$417
Gross increases (decreases) in current period tax positions	69	(122)
Reductions in tax positions due to lapse of statutory limitations	(13)	(30)
Balance at end of period	321	265
Accrued interest and penalties at end of period	59	24
Total liability for unrecognized tax benefits	$380	$289

The liability for unrecognized tax benefits, including accrued interest and penalties, was included in other liabilities on the accompanying consolidated balance sheets. The amount of interest and penalties charged or credited to income tax expense as a result of the unrecognized tax benefits was not significant in the years ended December 31, 2025, 2024 and 2023.
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was signed into law. The Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Act did not have a material impact on the Company’s effective tax rate for the year ended December 31, 2025. While further evaluation is ongoing, the Act is not expected to have a material impact on the Company's financial position or results of operations.
13. Commitments and Contingencies
Purchase Commitments
As of December 31, 2025, the Company had approximately $33.9 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur in 2026.
Insurance and Claims Accruals
The Company carries insurance policies, which are subject to certain deductibles and limits, for workers’ compensation, general liability, automobile liability and other insurance coverage. The deductible per occurrence for each line of coverage is up to $1.0 million. The Company’s health benefit plans are subject to stop-loss limits of up to $0.3 million for qualified individuals. Losses up to the deductible and stop-loss amounts are accrued based upon the Company’s estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported.
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

(in thousands)	2025	2024
Balance at beginning of period	$79,483	$80,065
Net increases in accrued self-insurance	87,461	90,586
Net payments made	(95,618)	(91,168)
Balance at end of period	$71,326	$79,483
Insurance expense, including premiums, for workers’ compensation, general liability, automobile liability, employee health benefits, and other coverages for the years ended December 31, 2025, 2024 and 2023 was $95.4 million, $90.6 million and $88.3 million, respectively.

Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of December 31, 2025, an aggregate of approximately $2.35 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $817.8 million as of December 31, 2025.
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
Litigation and Other Legal Matters
The Company is from time to time party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, the Company records reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, separately or in aggregate, would be expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
Following is a summary of stock option activity for the one-year period ended December 31, 2023:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2023	869	$24.68
Exercised	(827)	$24.68
Expired	(42)	$24.68
Outstanding and Exercisable at December 31, 2023	—	$—	0.0 years	$—
During the years ended December 31, 2023, the intrinsic value of stock options exercised was $0.1 million.
Time-Vested Stock Awards
The company grants time-vested stock awards under the LTIP in the form of restricted stock awards, restricted stock units or equity-settled phantom stock. The grant date fair value of the time-vested stock awards is equal to the closing market price of the Company’s common stock on the date of grant. Time-vested stock awards granted under the LTIP to eligible employees in 2025 vest ratably on an annual basis, over three years. Time-vested stock awards granted under the LTIP to non-employee directors in 2025 vest over a one year period.
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
During the years ended December 31, 2025, 2024 and 2023, time-vested stock vesting activity settled in common stock had an intrinsic value, at the time of vesting, of $5.4 million, $6.8 million and $7.3 million, respectively.

Following is a summary of time-vested stock awards activity for the three-year period ended December 31, 2025:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2023	102,616	$69.70
Granted	51,167	$117.60
Vested	(63,722)	$59.71
Forfeited	(9,323)	$90.75
Outstanding unvested at December 31, 2023	80,738	$105.50
Granted	40,723	$171.55
Vested	(42,554)	$99.52
Forfeited	(2,183)	$138.38
Outstanding unvested at December 31, 2024	76,724	$142.95
Granted	68,813	$126.98
Vested	(39,629)	$134.78
Forfeited	(3,120)	$139.94
Outstanding unvested at December 31, 2025	102,788	$135.52
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
For performance awards, the Company recognizes stock-based compensation expense based on the grant date fair value of the award. The fair value of internal metric-based performance awards is determined by the closing stock price of the Company’s common stock on the date of the grant. The fair value of market-based performance awards is computed using a Monte Carlo simulation. Performance awards granted in 2025 are expensed over the service period of approximately 2.8 years. The Company adjusts the stock-based compensation expense related to internal metric-based performance awards according to its determination of the shares expected to vest at each reporting date. Stock-based compensation expense related to market metric-based performance awards is expensed at their grant date fair value regardless of performance.
During the years ended December 31, 2025, 2024 and 2023, performance award vesting activity settled in common stock had an intrinsic value, at the time of vesting, of $6.8 million, $3.2 million and $12.0 million, respectively.

Following is a summary of performance share award activity for the three-year period ended December 31, 2025:

	Shares	Per Share Weighted- Average Grant Date Fair Value
Outstanding unvested at January 1, 2023	73,508	$96.75
Granted at target	32,994	$136.54
Adjusted for performance above target	38,916	$80.07
Vested	(77,832)	$80.07
Forfeited	(8,468)	$108.24
Outstanding unvested at December 31, 2023	59,118	$128.29
Granted at target	29,566	$197.89
Adjusted for performance below target	(3,923)	$148.83
Vested	(23,323)	$118.75
Forfeited	(396)	$133.68
Outstanding unvested at December 31, 2024	61,042	$166.25
Granted at target	53,678	$148.73
Adjusted for performance below target	(5,057)	$185.64
Vested	(26,090)	$127.96
Forfeited	(1,464)	$159.76
Outstanding unvested at December 31, 2025	82,109	$166.19
Stock-based Compensation Expense
The Company recognized stock-based compensation expense of approximately $14.8 million, $8.5 million and $8.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, in selling, general and administrative expenses on the Company’s consolidated statements of operations. As of December 31, 2025, there was approximately $18.6 million of unrecognized stock-based compensation expense related to awards granted under the Long-Term Incentive Plans. This included $8.6 million of unrecognized compensation cost related to unvested time-vested stock awards expected to be recognized over a remaining weighted average vesting period of approximately 1.6 years and $10.0 million of unrecognized compensation cost related to unvested performance awards, expected to be recognized over a remaining weighted average vesting period of approximately 1.6 years.
15. Employee Benefit Plans
The Company sponsors multiple defined contribution plans for eligible employees not covered by collective bargaining agreements. The plans include various features such as voluntary employee pre-tax and Roth-based contributions and matching contributions made by the Company. In addition, at the discretion of our Board of Directors, we may make additional profit sharing contributions to the plans. Company contributions under these defined contribution plans are based upon a percentage of income with limitations as defined by each plan. Total contributions for the years ended December 31, 2025, 2024 and 2023 amounted to $23.9 million, $12.4 million, and $15.9 million, respectively.
The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees, who are represented by more than 300 local unions. The related collective-bargaining agreements between those organizations and the Company, which specify the rate at which the Company must contribute to the multi-employer defined pension plan, expire at different times between 2026 and 2028.

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
The following table summarizes plan information relating to the Company’s participation in multi-employer defined benefit pension plans, including company contributions for the last three years, the status under the Pension Protection Act of 2006, as amended by the Consolidated and Further Continuing Appropriations Act of 2015 (“PPA”) of the plans and whether the plans are subject to a funding improvement or rehabilitation plan, or contribution surcharges. The most recent zone status is for the plan’s year-end indicated in the table. The zone status is based on information that the Company received from the plan, as well as from publicly available information on the U.S. Department of Labor website. The PPA zone status for the plan year ended on December 31, 2025 has not been listed because Forms 5500 were not yet available. Among other factors, plans in the red “critical” zone are generally less than 65 percent funded, plans in the yellow “endangered” zone are between 65 and 80 percent funded, and plans in the green zone are at least 80 percent funded. Also listed in the table below are the Company’s contributions to defined contribution plans. Information in the table has been presented separately for individually significant plans and in aggregate for all other plans.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status				Contributions to Plan for the Year ended December 31,			Funding Plan	Surcharge Imposed
		Status	Plan Year End	Status	Plan Year End	2025	2024	2023
						(in thousands)
Defined Benefit Plans:
Southern California IBEW-NECA Pension Trust Fund	95-6392774 001	Yellow	6/30/2024	Yellow	6/30/2023	$51,581	$46,185	$51,136	Yes	Yes
Eighth District Electrical Pension Fund	84-6100393 001	Green	3/31/2025	Green	3/31/2024	18,542	16,736	15,158	No	No
National Electrical Benefit Fund	53-0181657 001	Green	12/31/2024	Green	12/31/2023	15,849	14,127	14,598	No	No
IBEW Local 332 Pension Plan Part A	94-2688032 004	Green	12/31/2024	Green	12/31/2023	9,956	9,552	4,292	No	No
IBEW Local 769 Management Pension Plan A	86-6049763 001	Green	6/30/2024	Green	6/30/2023	7,246	6,545	5,222	No	No
Kern County Electrical Workers Pension Fund	95-6123049 001	Green	12/31/2024	Green	12/31/2023	4,595	610	2,257	No	No
IBEW Local Union 1249 Pension Fund	15-6035161 001	Green	12/31/2024	Green	12/31/2023	2,393	1,600	5,706	No	No
Laborers Local Union 158 Pension Fund	23-6580323 001	Green	12/31/2024	Green	12/31/2023	1,847	1,494	3,246	No	No
Defined Contribution Plans:
National Electrical Annuity Plan	52-6132372 001		n/a		n/a	40,617	34,859	30,758	n/a	n/a
Eighth District Electrical Pension Fund Annuity Plan	84-6100393 002		n/a		n/a	4,618	4,081	3,624	n/a	n/a
Board of Trustees IBEW Local 40 - NECA Variable Annuity Pension Plan	93-2972901 001		n/a		n/a	3,178	282	—	n/a	n/a
San Mateo Country Electrical Construction Industry Retirement Plan	51-6052127 001		n/a		n/a	2,317	2,973	4,752	n/a	n/a
All other plans:						30,749	28,643	38,459
Total contributions:						$193,488	$167,687	$179,208
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

One of the Company’s subsidiaries was listed in the Eighth District Electrical Pension Fund’s Form 5500 as providing more than five percent of the total contributions to that plan or was one of the top-ten highest contributors to that plan, for the plan years ended March 31, 2025, 2024 and 2022, in the National Electrical Benefit Fund’s Form 5500 as providing more than five percent of the total contributions to that plan or was one of the top-ten highest contributors to that plan, for the plan years ended December 31, 2024, 2023 and 2022, and in the IBEW local 769 Management Pension Plan A’s Form 5500 as providing more than five percent of the total contributions to that plan or was one of the top-ten highest contributors to that plan, for the plan years ended June 30, 2024, 2023 and 2022. Another of the company’s subsidiaries was listed in the Southern California IBEW-NECA Pension Trust Fund Plan’s Form 5500 as providing more than five percent of the total contributions to that plan or was one of the top-ten highest contributors to that plan, for the plan year ended June 30, 2024, 2023 and 2022, and in the IBEW Local 332 Pension Plan Part A’s Form 5500 as providing more than five percent of the total contributions to that plan or was one of the top-ten highest contributors to that plan, for the plan years ended December 31, 2024, 2023 and 2022. The Company also had a subsidiary that was listed in the Laborers Local Union 158 Pension Fund's Form 5500 as providing more than five percent of the total contributions to that plan or was one of the top-ten highest contributors to that plan, for the plan year ended December 31, 2024 and 2023.
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

The information in the following tables are derived from the segment’s internal financial reports used for corporate management purposes:

	For the Year ended December 31, 2025
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$2,002,440	$1,655,449	$—	$3,657,889
Operating costs (1)	1,844,830	1,558,242	87,945	3,491,017
Income from operations	157,610	97,207	(87,945)	166,872
Other income (expense):
Interest income				723
Interest expense				(5,648)
Other expense, net				(663)
Income before provision for income taxes				161,284
Income tax expense				42,868
Net income				$118,416

	For the Year ended December 31, 2024
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$1,880,501	$1,481,789	$—	$3,362,290
Operating costs (1)	1,811,127	1,433,748	63,333	3,308,208
Income from operations	69,374	48,041	(63,333)	54,082
Other income (expense):
Interest income				415
Interest expense				(6,525)
Other expense, net				(1,479)
Income before provision for income taxes				46,493
Income tax expense				16,230
Net income				$30,263

	For the Year ended December 31, 2023
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$2,089,196	$1,554,709	$—	$3,643,905
Operating costs (1)	1,939,493	1,508,820	66,499	3,514,812
Income from operations	149,703	45,889	(66,499)	129,093
Other income (expense):
Interest income				888
Interest expense				(4,939)
Other expense, net				(38)
Income before provision for income taxes				125,004
Income tax expense				34,014
Net income				$90,990
(1) Operating costs include T&D, C&I and general corporate portion of contract costs, selling, general and administrative expenses, amortization of intangible assets and gain on sale of property and equipment. The expenses found in these other segment items are generally viewed as operating costs by the CODM and are not considered individually significant segment reporting items.

The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Identifiable assets consist of contract receivables, contract assets, construction materials inventory, goodwill and intangibles. As of December 31, 2025 and 2024, there were $169.0 million and $177.9 million, respectively, of identifiable assets attributable to Canadian operations. The table below reflects the identifiable assets for each segment as of December 31:

(in thousands)	2025	2024
T&D	$553,597	$543,558
C&I	474,791	512,420
General Corporate	615,691	432,826
	$1,644,079	$1,488,804
An allocation of total depreciation, including depreciation of shared construction equipment, and amortization to each segment is as follows:

	For the Year ended December 31,
(in thousands)	2025	2024	2023
Depreciation and amortization
T&D	$58,042	$56,624	$51,470
C&I	8,470	8,565	7,668
	$66,512	$65,189	$59,138
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
Net income and the weighted average number of common shares used to compute basic and diluted earnings per share was as follows:

	For the Year ended December 31,
(in thousands, except per share data)	2025	2024	2023
Numerator:
Net income	$118,416	$30,263	$90,990
Denominator:
Weighted average common shares outstanding	15,643	16,467	16,682
Weighted average dilutive securities	86	59	155
Weighted average common shares outstanding, diluted	15,729	16,526	16,837
Net income per share:
Basic	$7.57	$1.84	$5.45
Diluted	$7.53	$1.83	$5.40
For the years ended December 31, 2025, 2024 and 2023, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would have been anti-dilutive. The following table summarizes the shares of common stock underlying the Company’s unvested time-vested stock awards and performance awards that were excluded from the calculation of dilutive securities:

(in thousands)	2025	2024	2023
Time-vested stock awards	—	35	—
Performance awards	—	30	13

Share Repurchase Program
On July 30, 2025, the Company announced that its Board of Directors had approved a new $75.0 million share repurchase program (the "Repurchase Program"). The Repurchase Program expired on February 4, 2026. The Repurchase Program replaced and superseded the Company’s prior $75.0 million repurchase program, under which the Company had exhausted substantially all of the available funds, and such prior repurchase program was terminated.
During 2025 the Company repurchased 639,207 shares of its common stock under a prior repurchase program at a weighted-average price of $117.33 per share. During 2024 the Company repurchased 643,549 shares of its common stock under a prior repurchase program at a weighted-average price of $116.54 per share. All of the shares repurchased were retired. The shares repurchased resulted in no change to authorized shares and an increase to unissued shares. As of December 31, 2025, the Company had $75.0 million of funds available to repurchase shares of the Company’s common stock under the Repurchase Program, which expired on February 4, 2026.
During 2025 and 2024, the Company repurchased 20,504 and 36,397 shares of stock, respectively, for approximately $2.7 million and $5.9 million, respectively, from its employees to satisfy tax obligations on shares vested under the LTIP. All of the shares repurchased were retired and returned to authorized but unissued stock.
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
Management, together with our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance related to the matters stated in the above paragraph as of December 31, 2025.
Management’s Evaluation of Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective, as of December 31, 2025, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Management’s annual report on internal control over financial reporting is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
In addition, Crowe LLP, an independent registered public accounting firm, audited and reported on the 2025 Financial Statements included in this Annual Report on Form 10-K, and has issued an attestation report on our internal control over financial reporting. The report is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B.    Other Information
None of the Company’s directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s quarter ended December 31, 2025.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
Information required by this Item 10 related to our directors is incorporated by reference to the information to be included under “Proposal 1. Election of Eight Director Nominees for One-Year Terms” of our definitive Proxy Statement for our Annual Meeting of Shareholders expected to be held April 23, 2026 (the “2026 Proxy Statement”). Information regarding the procedures by which our shareholders may recommend nominees to our Board of Directors is incorporated by reference to the information to be included under the heading “Nominating, Environmental, Social and Corporate Governance Committee Matters and “2027 Annual Meeting of Shareholders” in the 2026 Proxy Statement. There were no material changes to the procedures by which security holders may recommend nominees to our board of directors in 2025. Information about our Audit Committee, including its members, and our Audit Committee financial experts, is incorporated by reference to the information to be included under the headings “Corporate Governance—Committee Membership and Meeting Attendance” and “Audit Committee Matters” in the 2026 Proxy Statement. Information related to our executive officers is contained in the section entitled “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K.
Information regarding our insider trading policies and procedures is incorporated by reference to the information to be included under the heading “Corporate Governance - Insider Trading Policy” in the 2026 Proxy Statement.
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
Item 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference to the information to be included in the 2026 Proxy Statement under the headings “Proposal 1. Election of Eight Director Nominees for One-Year Terms - Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Compensation Committee Matters”.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Compensation Plan Information
The following table sets forth certain information regarding our 2017 Long-Term Incentive Plan (Amended and Restated as of April 24, 2024) (the “LTIP”) as of December 31, 2025.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a)) (c)
Equity compensation plans approved by security holders	293,794	(1)	$—	1,001,265	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	293,794	(1)	—	1,001,265	(2)
___________________________________________
(1)    Includes (i) 190,400 shares subject to outstanding performance share awards granted in 2023, 2024 and 2025 under the LTIP (actual performance for 2023 which vested on December 31, 2025 and were issued on February 18, 2026 and assumes maximum performance for 2024 and 2025) and (ii) 103,394 shares subject to outstanding restricted stock units granted under the LTIP.
(2)    Reflects securities remaining available for future issuance under our LTIP.

Other information required by this Item 12 is incorporated by reference to the information to be included in the 2026 Proxy Statement under the headings “Ownership of Equity Securities.”
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the information to be included in the 2026 Proxy Statement under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance — Director Independence.”
Item 14.    Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to the information to be included in the 2026 Proxy Statement under the heading “Audit Committee Matters.”

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

10.4
Amendment to the Amended and Restated Employment Agreement, dated April 11, 2017, between the Company and Richard S. Swartz, Jr., incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 3, 2017+

10.5
Employment Agreement, dated January 21, 2019, between the Company and William F. Fry, incorporated by reference to exhibit 10.33 of the Company’s Annual Report on Form 10-K (File No. 001-08325), filed with the SEC on March 6, 2019+

10.6
Form of Non-Employee Directors Restricted Stock Unit Award Agreement under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 31, 2019+

Number	Description
10.7
Asset Purchase Agreement, dated as of July 15, 2019, by and among MYR Group, Inc., certain subsidiaries of MYR Group, Inc., as purchasers, and CSI Electrical Contractors, Inc., incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 31, 2019

10.8
Form of Restricted Stock Unit Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on April 27, 2022+

10.9
Form of Performance Shares Award Agreement (Named Executive Officer) under the 2017 Long-Term Incentive Plan, incorporated by reference to exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on April 27, 2022+

10.10
Employment Agreement, dated January 9, 2023 between the Company and Kelly M. Huntington, incorporated by reference to exhibit 10.27 of the Company’s Annual Report on Form 10-K (File No. 001-08325), filed with the SEC on February 22, 2023+

10.11
Employment Agreement, dated May 1, 2023, between the Company and Don A. Egan, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 26, 2023+

10.12
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

10.13
Employment Agreement, dated March 1, 2024 between the Company and Brian K. Stern, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 1, 2024+

10.14
Form of Performance Shares Award Agreement (Named Executive Officer), incorporated by reference to exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on May 1, 2024+

10.15
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

10.17
Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated May 21, 2024, incorporated by reference to exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 001-08325), filed with the SEC on July 31, 2024

19.1	Insider Trading Policy, incorporated by reference to exhibit 19.1 of the Company's Annual Report on Form 10-K (File No. 001-08325), filed with the SEC on February 26, 2025+
21.1	List of Subsidiaries†
23.1	Consent of Crowe LLP†
24.1	Power of Attorney†
31.1	Certification of Chief Executive Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a)/15d-14(a)†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350††
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350††
97.1	Compensation Clawback Policy, incorporated by reference to exhibit 97.1 of the Company’s Annual Report on Form 10-K (File No. 001-08325), filed with the SEC on February 28, 2024
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

Number	Description
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)
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

MYR GROUP INC. (Registrant)

/s/ KELLY M. HUNTINGTON
February 25, 2026	Name:	Kelly M. Huntington
	Title:	Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RICHARD S. SWARTZ	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026
Richard S. Swartz
/s/ KELLY M. HUNTINGTON	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2026
Kelly M. Huntington
*	Chair of the Board of Directors	February 25, 2026
Kenneth M. Hartwick
*	Director	February 25, 2026
Bradley T. Favreau
*	Director	February 25, 2026
Ajoy H. Karna
*	Director	February 25, 2026
Jennifer E. Lowry
*	Director	February 25, 2026
Donald C.I. Lucky
*	Director	February 25, 2026
Shirin S. O'Connor
*	Director	February 25, 2026
Aurelie P. Richard

*By:	/s/ KELLY M. HUNTINGTON	February 25, 2026
(Kelly M. Huntington) (Attorney-in-fact)