Form 10-Q
period 2026-03-31
MYR GROUP INC.
filed 2026-04-29
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2026, there were 15,571,036 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$163,192	$150,156
Accounts receivable, net of allowances of $874 and $934, respectively	635,676	603,735
Contract assets, net of allowances of $500 and $534, respectively	224,263	241,766
Current portion of receivable for insurance claims in excess of deductibles	9,287	10,122
Refundable income taxes	1,796	—
Prepaid expenses and other current assets	51,035	54,982
Total current assets	1,085,249	1,060,761
Property and equipment, net of accumulated depreciation of $424,415 and $413,962, respectively	307,739	306,386
Operating lease right-of-use assets	50,357	42,448
Goodwill	114,474	115,266
Intangible assets, net of accumulated amortization of $40,949 and $39,967, respectively	70,737	72,476
Receivable for insurance claims in excess of deductibles	19,753	21,358
Deferred income taxes	12,519	12,723
Investment in joint ventures	3,397	3,224
Other assets	9,199	9,437
Total assets	$1,673,424	$1,644,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,652	$4,554
Current portion of operating lease obligations	12,751	13,019
Current portion of finance lease obligations	799	804
Accounts payable	332,399	314,789
Contract liabilities, net	281,520	300,560
Current portion of accrued self-insurance	28,542	28,499
Accrued income taxes	33,027	15,129
Other current liabilities	133,985	117,923
Total current liabilities	827,675	795,277
Deferred income tax liabilities	49,907	50,119
Long-term debt	4,724	54,483
Accrued self-insurance	41,325	42,827
Operating lease obligations, net of current maturities	37,598	29,429
Finance lease obligations, net of current maturities	998	1,220
Other liabilities	8,378	10,301
Total liabilities	970,605	983,656
Commitments and contingencies
Shareholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 15,568,110 and 15,522,834 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	155	155
Additional paid-in capital	162,373	165,211
Accumulated other comprehensive loss	(9,486)	(8,183)
Retained earnings	549,777	503,240
Total shareholders’ equity	702,819	660,423
Total liabilities and shareholders’ equity	$1,673,424	$1,644,079
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended March 31,
(in thousands, except per share data)	2026	2025
Contract revenues	$1,000,380	$833,620
Contract costs	865,940	736,719
Gross profit	134,440	96,901
Selling, general and administrative expenses	69,423	62,524
Amortization of intangible assets	1,217	1,188
Gain on sale of property and equipment	(922)	(1,101)
Income from operations	64,722	34,290
Other income (expense):
Interest income	910	191
Interest expense	(659)	(1,414)
Other expense, net	(948)	(300)
Income before provision for income taxes	64,025	32,767
Income tax expense	17,225	9,459
Net income	$46,800	$23,308
Income per common share:
—Basic	$3.01	$1.46
—Diluted	$2.99	$1.45
Weighted average number of common shares and potential common shares outstanding:
—Basic	15,539	15,994
—Diluted	15,676	16,056

Net income	$46,800	$23,308
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,303)	122
Other comprehensive income (loss)	(1,303)	122
Total comprehensive income	$45,497	$23,430
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
(in thousands)	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2024	$—	16,122	$161	$159,133	$(12,651)	$453,717	$600,360
Net income	—	—	—	—	—	23,308	23,308
Stock issued under compensation plans, net	—	58	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	2,333	—	—	2,333
Shares repurchased related to tax withholding for stock-based compensation	—	(19)	(1)	(2,264)	—	(186)	(2,451)
Share repurchases under share repurchase program	—	(639)	(6)	(6,303)	—	(68,691)	(75,000)
Other comprehensive income	—	—	—	—	122	—	122
Balance at March 31, 2025	$—	15,522	$155	$152,898	$(12,529)	$408,148	$548,672

Balance at December 31, 2025	$—	15,523	$155	$165,211	$(8,183)	$503,240	$660,423
Net income	—	—	—	—	—	46,800	46,800
Stock issued under compensation plans, net	—	70	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	3,386	—	—	3,386
Shares repurchased related to tax withholding for stock-based compensation	—	(25)	(1)	(6,223)	—	(263)	(6,487)
Other comprehensive loss	—	—	—	—	(1,303)	—	(1,303)
Balance at March 31, 2026	$—	15,568	$155	$162,373	$(9,486)	$549,777	$702,819
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$46,800	$23,308
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	16,546	15,005
Amortization of intangible assets	1,217	1,188
Stock-based compensation expense	3,386	2,333
Gain on sale of property and equipment	(922)	(1,101)
Other non-cash items	294	71
Changes in operating assets and liabilities:
Accounts receivable, net	(32,573)	84,015
Contract assets, net	16,885	(34,023)
Receivable for insurance claims in excess of deductibles	2,440	(305)
Other assets	2,955	9,509
Accounts payable	15,715	(7,831)
Contract liabilities, net	(18,748)	(34,932)
Accrued self-insurance	(1,451)	(1,000)
Other liabilities	32,205	27,049
Net cash flows provided by operating activities	84,749	83,286
Cash flows from investing activities:
Proceeds from sale of property and equipment	954	2,176
Purchases of property and equipment	(16,132)	(13,066)
Net cash flows used in investing activities	(15,178)	(10,890)
Cash flows from financing activities:
Borrowings under revolving lines of credit	48,003	230,695
Repayments under revolving lines of credit	(95,417)	(215,761)
Payment of principal obligations under equipment notes	(2,247)	(2,156)
Payment of principal obligations under finance leases	(198)	(299)
Repurchase of common stock	—	(75,000)
Payments related to tax withholding for stock-based compensation	(6,487)	(2,451)
Net cash flows used in financing activities	(56,346)	(64,972)
Effect of exchange rate changes on cash	(189)	8
Net increase in cash and cash equivalents	13,036	7,432
Cash and cash equivalents:
Beginning of period	150,156	3,464
End of period	$163,192	$10,896
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization, Business and Basis of Presentation
Organization and Business
MYR Group Inc. (the “Company”) is a holding company of specialty electrical construction service providers conducting operations through wholly owned subsidiaries. The Company performs construction services in two business segments: Transmission and Distribution (“T&D”), and Commercial and Industrial (“C&I”). T&D customers include investor-owned utilities, cooperatives, private developers, government-funded utilities, independent power producers, independent transmission companies, industrial facility owners and other contractors. T&D provides a broad range of services on electric transmission, distribution networks, substation facilities, clean energy projects and electric vehicle charging infrastructure. T&D services include design, engineering, procurement, construction, upgrade, maintenance and repair services. C&I customers include general contractors, commercial and industrial facility owners, government agencies and developers. C&I provides a broad range of services, which include the design, installation, maintenance and repair of commercial and industrial wiring. Typical C&I contracts cover electrical contracting services for data centers, clean energy projects, airports, hospitals, hotels, commercial and industrial facilities, manufacturing plants, processing facilities, water/waste-water treatment facilities, mining facilities, intelligent transportation systems, roadway lighting, signalization, stadiums and electric vehicle charging infrastructure.
Basis of Presentation
Interim Consolidated Financial Information
The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position, results of operations, comprehensive income (loss), shareholders’ equity and cash flows with respect to the interim consolidated financial statements, have been included. Certain reclassifications were made to prior year amounts to conform to the current year presentation. The consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements as of that date. The results of operations and comprehensive income are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 25, 2026 (the "2025 Annual Report").
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.
The most significant estimates are related to estimates of costs to complete contracts, variable consideration inclusive of pending change orders and claims, shared savings, useful lives of property and equipment, insurance reserves, the recognition and measurement of current and deferred income taxes, including the measurement of certain tax positions, estimates surrounding stock-based compensation, the recoverability of goodwill and intangibles and allowance for doubtful accounts. The Company estimates a cost accrual every quarter that represents costs incurred but not invoiced for services performed or goods delivered during the period, and estimates revenue from the contract cost portion of these accruals based on current gross margin rates to be consistent with its cost method of revenue recognition.
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
As of March 31, 2026 and December 31, 2025, the Company had recognized revenues of $12.2 million and $23.5 million, respectively, related to large change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended March 31, 2026, net changes in estimates pertaining to certain projects increased consolidated gross margin by 0.8%, which resulted in increases in operating income of $8.5 million, net income of $5.6 million and diluted earnings per common share of $0.36. Additional discussion on the impact of these estimate changes can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations.”
During the three months ended March 31, 2025, net changes in estimates pertaining to certain projects decreased consolidated gross margin by 1.1%, which resulted in decreases in operating income of $8.7 million, net income of $6.3 million and diluted earnings per common share of $0.39.
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and intercompany loans that are not deemed long-term investment accounts are recorded in the “other income, net” line on the Company’s consolidated statements of operations. Foreign currency losses and gains, recorded in other income, net, for the three months ended March 31, 2026 and 2025 were $1.0 million and $0.3 million, respectively. Foreign currency translation gains and losses, arising from intercompany loans that are deemed long-term investment accounts, are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions under Topic 606. The practical expedient allows entities to assume that current conditions as of the balance sheet date would not change for the remaining life of the asset when evaluating expected credit losses. This standard is effective for the Company for the annual and interim periods beginning after December 15, 2025, with early adoption permitted, and should be applied prospectively. The Company elected to adopt this practical expedient on January 1, 2026, on a prospective basis. This election did not have a material impact on our consolidated financial statements and related disclosures.

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
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.5 million as of March 31, 2026 and December 31, 2025, respectively.
Contract assets consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Unbilled revenue, net	$152,621	$160,543
Contract retainages, net	71,642	81,223
Contract assets, net	$224,263	$241,766
The Company’s consolidated balance sheets present contract liabilities that contain deferred revenue, an accrual for contracts in a loss provision and retainage receivables.
Contract liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Deferred revenue	$371,267	$386,071
Accrued loss provision	15,871	13,084
Less, retainage receivables	(105,618)	(98,595)
Contract liabilities, net	$281,520	$300,560

The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	March 31, 2026	December 31, 2025	Change
Contract assets, net	$224,263	$241,766	$(17,503)
Contract liabilities, net	(281,520)	(300,560)	19,040
Net contract assets (liabilities)	$(57,257)	$(58,794)	$1,537
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances was $72.0 million for the three months ended March 31, 2026. The amounts of revenue recognized in the period that were included in the opening contract liability balances was $58.9 million for the three months ended March 31, 2025. This revenue consists primarily of work performed on previous billings to customers.
The net liability position for contracts in process consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Costs and estimated earnings on uncompleted contracts	$8,240,164	$8,368,365
Less: billings to date	8,458,810	8,593,893
	$(218,646)	$(225,528)
The net liability position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

(in thousands)	March 31, 2026	December 31, 2025
Unbilled revenue, net	$152,621	$160,543
Deferred revenue, net	(371,267)	(386,071)
	$(218,646)	$(225,528)

3. Lease Obligations
From time to time, the Company enters into noncancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from less than one to twelve years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At March 31, 2026, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.

The following is a summary of the lease-related assets and liabilities recorded:

		March 31, 2026	December 31, 2025
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$50,357	$42,448
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	1,738	1,910
Total right-of-use lease assets		$52,095	$44,358

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$12,751	$13,019
Finance lease obligations	Current portion of finance lease obligations	799	804
Total current obligations		13,550	13,823
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	37,598	29,429
Finance lease obligations	Finance lease obligations, net of current maturities	998	1,220
Total non-current obligations		38,596	30,649
Total lease obligations		$52,146	$44,472
The following is a summary of the lease terms and discount rates:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term - finance leases	2.3 years	2.5 years
Weighted-average remaining lease term - operating leases	5.1 years	3.7 years
Weighted-average discount rate - finance leases	3.9%	3.9%
Weighted-average discount rate - operating leases	4.0%	4.0%
The following is a summary of certain information related to the lease costs for finance and operating leases:

(in thousands)	Three months ended March 31,
	2026	2025
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$143	$249
Interest on lease liabilities	19	29
Operating lease cost	4,908	4,262
Variable lease costs	126	104
Total lease cost	$5,196	$4,644
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Three months ended March 31,
(in thousands)	2026	2025
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$4,882	$4,242
Right-of-use asset obtained in exchange for new operating lease obligations	$12,268	$4,669

The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under financial leases, less interest, and under operating leases, less imputed interest, as of March 31, 2026 were as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations
Remainder of 2026	$641	$14,015	$14,656
2027	855	13,568	14,423
2028	382	11,501	11,883
2029	—	8,422	8,422
2030	—	4,374	4,374
2031	—	3,063	3,063
Thereafter	—	7,848	7,848
Total minimum lease payments	1,878	62,791	64,669
Financing component	(81)	(12,442)	(12,523)
Net present value of minimum lease payments	1,797	50,349	52,146
Less: current portion of finance and operating lease obligations	(799)	(12,751)	(13,550)
Long-term finance and operating lease obligations	$998	$37,598	$38,596
The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
Certain subsidiaries of the Company have ongoing operating leases for facilities that were entered into or extended with third-party companies that, are or were, owned in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at or below market rental rates. Lease expense associated with these leases was $0.7 million for the three months ended March 31, 2026 and $0.6 million for the three months ended March 31, 2025. As of March 31, 2026, the minimum lease payments required under these leases totaled $6.4 million, which are due over the next 3.4 years.
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
As of March 31, 2026 and December 31, 2025, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of March 31, 2026 and December 31, 2025, the fair value of the Company’s long-term debt and finance lease obligations was based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at March 31, 2026 and December 31, 2025, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying value of the Company’s finance lease obligations also approximated fair value.

5. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

(dollar amounts in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of March 31, 2026	Outstanding Balance as of December 31, 2025
Credit Agreement
Revolving loans	5/31/2023	Variable	Variable	5	$—	$47,414

Equipment Notes
Equipment Note 10	8/26/2022	4.32%	Semi-annual	5	9,361	11,605
Other equipment note	4/11/2022	4.55%	Monthly	5	15	18
					9,376	11,623
Total debt					9,376	59,037
Less: current portion of long-term debt					(4,652)	(4,554)
Long-term debt					$4,724	$54,483
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
Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.25% to 1.00%; or (2) the Term Benchmark Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 2.00%. The applicable margin is determined based on the Company’s Net Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.25% to 2.00% for non-performance letters of credit or 0.625% to 1.00% for performance letters of credit, based on the Company’s Net Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.30%, based on the Company’s Net Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s Net Leverage Ratio, after giving pro forma effect thereto, exceeds 2.75. The weighted average interest rate on borrowings outstanding on the Facility was 4.70% and 5.55%, per annum, for the three months ended March 31, 2026 and 2025, respectively.
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of March 31, 2026.
As of March 31, 2026, the Company had no borrowings outstanding under the Facility and letters of credit outstanding under the Facility of $29.5 million related to the Company's payment obligation under its insurance programs.

As of December 31, 2025, the Company had $47.4 million in borrowings outstanding under the Facility and letters of credit outstanding under the Facility of $34.3 million, including $34.2 million related to the Company's payment obligation under its insurance programs and $0.1 million related to contract performance obligations.
The Company had remaining deferred debt issuance costs related to the Facility totaling $1.1 million and $1.2 million as of March 31, 2026 and December 31, 2025, respectively. As permitted, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the Facility.
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
As of March 31, 2026, the Company had one Equipment Note outstanding under the Master Loan Agreements that is collateralized by equipment and vehicles owned by the Company. As of March 31, 2026, the Company had one other equipment note outstanding that is collateralized by a vehicle owned by the Company. The following table sets forth our remaining principal payments for all of the Company’s outstanding equipment notes as of March 31, 2026:

(in thousands)	Future Equipment Notes Principal Payments
Remainder of 2026	$2,307
2027	7,069
Total future principal payments	9,376
Less: current portion of equipment notes	(4,652)
Long-term principal obligations	$4,724
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

In the first quarter of 2026, the Company updated its presentation of disaggregated revenue in the T&D segment to no longer present disaggregated revenue by market type. This update was made to better align external reporting with how management evaluates the effect of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows. Additional information on the Company’s segments is provided in Note 10–Segment Information.
The components of the Company’s revenue by contract type for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended March 31, 2026
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$150,178	27.8%	$394,721	85.9%	$544,899	54.5%
Unit price	218,211	40.3	12,930	2.8	231,141	23.1
T&E	172,581	31.9	51,759	11.3	224,340	22.4
	$540,970	100.0%	$459,410	100.0%	$1,000,380	100.0%

	Three months ended March 31, 2025
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$173,450	37.6%	$293,805	79.0%	$467,255	56.0%
Unit price	152,102	32.9	17,667	4.8	169,769	20.4
T&E	136,217	29.5	60,379	16.2	196,596	23.6
	$461,769	100.0%	$371,851	100.0%	$833,620	100.0%
Remaining Performance Obligations
As of March 31, 2026, the Company had $2.53 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. The timing of when remaining performance obligations are recognized is evaluated quarterly and is largely driven by the estimated start date and duration of the underlying projects.
The following table summarizes the amount of remaining performance obligations as of March 31, 2026 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months.

	Remaining Performance Obligations at March 31, 2026
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months
T&D	$674,758	$597,304	$77,454
C&I	1,852,094	1,624,685	227,409
Total	$2,526,852	$2,221,989	$304,863
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

7. Income Taxes
The U.S. federal statutory tax rate was 21% for each of the three months ended March 31, 2026 and 2025. The Company’s effective tax rate for the three months ended March 31, 2026 was 26.9% of pretax income compared to the effective tax rate for the three months ended March 31, 2025 of 28.9%.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rates for the three months ended March 31, 2026 was primarily due to state income taxes and the impact of the net CFC tested income (“NCTI”) and other permanent difference items, partially offset by a favorable impact from stock compensation excess tax benefits.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rates for the three months ended March 31, 2025 was primarily due to permanent difference items and state income taxes.
The Company has recorded a liability for unrecognized tax benefits of approximately $0.5 million and $0.4 million as of March 31, 2026 and December 31, 2025, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.
The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three months ended March 31, 2026 and 2025.
The Company is subject to taxation in various jurisdictions. The Company’s 2021 through 2024 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2020 through 2024. The Company’s 2020 through 2024 Canadian tax returns are subject to examination by the Canadian Revenue Agency.
8. Commitments and Contingencies
Purchase Commitments
As of March 31, 2026, the Company had approximately $59.6 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur in 2026 and 2027.
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
Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of March 31, 2026, an aggregate of approximately $2.70 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $899.0 million as of March 31, 2026.
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
During the three months ended March 31, 2026, the Company granted time-vested stock awards covering 30,487 shares of common stock under the LTIP, which vest ratably over three years for employee awards, at a weighted average grant date fair value of $274.39. During the three months ended March 31, 2026, time-vested stock awards covering 43,852 shares of common stock vested at a weighted average grant date fair value of $135.34.
During the three months ended March 31, 2026, the Company granted 28,718 performance share awards under the LTIP at target, which will cliff vest, if earned, on December 31, 2028, at a weighted average grant date fair value of $319.59. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares granted, based upon the Company’s performance compared to certain financial and other metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to targets, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards granted cliff vest following the performance period if the stated performance targets and minimum service requirements are attained and are paid in shares of the Company’s common stock.
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
Commercial and Industrial: The C&I segment provides services such as the design, installation, maintenance and repair of commercial and industrial wiring, the installation of intelligent transportation systems, roadway lighting, signalization and electric vehicle charging infrastructure. Typical C&I contracts cover electrical contracting services for data centers, clean energy projects, airports, hospitals, hotels, commercial and industrial facilities, manufacturing plants, processing facilities, water/waste-water treatment facilities, mining facilities, transportation control and management systems and stadiums. The C&I segment generally provides electric construction and maintenance services as a subcontractor to general contractors in the C&I industry, but also contracts directly with facility owners. The C&I segment has a diverse customer base with many long-standing relationships.

The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	For the Three Months Ended March 31, 2026
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$540,970	$459,410	$—	$1,000,380
Operating costs (1)	488,760	422,206	24,692	935,658
Income from operations	52,210	37,204	(24,692)	64,722
Other income (expense):
Interest income				910
Interest expense				(659)
Other expense, net				(948)
Income before provision for income taxes				64,025
Income tax expense				17,225
Net income				$46,800

	For the Three Months Ended March 31, 2025
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$461,769	$371,851	$—	$833,620
Operating costs (1)	425,548	354,474	19,308	799,330
Income (loss) from operations	36,221	17,377	(19,308)	34,290
Other income (expense):
Interest income				191
Interest expense				(1,414)
Other expense, net				(300)
Income before provision for income taxes				32,767
Income tax expense				9,459
Net income				$23,308
(1) Operating costs include T&D, C&I and general corporate portion of contract costs, selling, general and administrative expenses, amortization of intangible assets and gain on sale of property and equipment. The expenses found in these other segment items are generally viewed as operating costs by the CODM and are not considered individually significant segment reporting items.
The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Identifiable assets, consisting of contract receivables, contract assets, construction materials inventory, goodwill and intangibles. As of March 31, 2026 and December 31, 2025, there were $158.1 million and $169.0 million, respectively, of identifiable assets attributable to Canadian operations. The table below reflects the identifiable assets for each segment.

(in thousands)	March 31, 2026	December 31, 2025
T&D	$550,378	$553,597
C&I	490,383	474,791
General Corporate	632,663	615,691
	$1,673,424	$1,644,079

An allocation of total depreciation, including depreciation of shared construction equipment, and amortization to each segment is as follows:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
T&D	$15,729	$14,038
C&I	2,034	2,155
	$17,763	$16,193
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
Net income and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended March 31,
(in thousands, except per share data)	2026	2025
Numerator:
Net income	$46,800	$23,308

Denominator:
Weighted average common shares outstanding	15,539	15,994
Weighted average dilutive securities	137	62
Weighted average common shares outstanding, diluted	15,676	16,056

Income per common share:
Basic	$3.01	$1.46
Diluted	$2.99	$1.45
For the three months ended March 31, 2026 and 2025, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would have been anti-dilutive.
The following table summarizes the shares of common stock underlying the Company’s unvested time-vested stock awards and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended March 31,
(in thousands)	2026	2025
Time-vested stock awards	30	—
Performance awards	29	30
Share Repurchases
During the three months ended March 31, 2026, the Company repurchased 24,666 shares of stock, for approximately $6.5 million, from its employees to satisfy tax obligations on shares vested under the LTIP. During the three months ended March 31, 2025, the Company repurchased 18,866 shares of stock, for approximately $2.5 million, from its employees to satisfy tax obligations on shares vested under the LTIP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This management’s discussion and analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying unaudited consolidated financial statements and with our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed herein under the captions “Cautionary Statement Concerning Forward-Looking Statements and Information” and “Risk Factors,” as well as in the 2025 Annual Report. We assume no obligation to update any of these forward-looking statements.
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
We believe legislative actions aimed at supporting infrastructure improvements in the United States may positively impact long-term demand and opportunity in both of our reporting segments, particularly in connection with electric power infrastructure, expansion of domestic manufacturing, and transportation spending. However, we may experience unanticipated volatility associated with policy changes, tariffs and global relations. Prolonged uncertainty in the business environment and higher inflation could also impact customer demand and our profitability.
We had consolidated revenues for the three months ended March 31, 2026 of $1.00 billion, of which 54.1% was attributable to our T&D customers and 45.9% was attributable to our C&I customers. Our consolidated revenues for the three months ended March 31, 2025 were $833.6 million. For the three months ended March 31, 2026, our net income and EBITDA(1) were $46.8 million and $81.5 million, respectively, compared to $23.3 million and $50.2 million, respectively, for the three months ended March 31, 2025.
We believe there is an ongoing need for utilities to sustain investment in their transmission and distribution systems to improve reliability, reduce congestion, connect to new power generation sources, support future load growth, and conduct proper maintenance. We also believe the increased storm activity and destruction caused by wildfires will cause a push to strengthen transmission and distribution systems against catastrophic damage. Transmission and distribution systems may also require upgrades to accommodate additional energy resources and increased electrification. Consequently, we believe that we will see continued healthy bidding activity going forward. The timing of multi-year transmission project awards, along with the related distribution systems and other substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Any large, multi-year projects awarded in 2026 will not likely have a large impact on our 2026 results because significant construction activity would not occur until 2027 or later. Bidding and construction activities for small to medium-size transmission projects and upgrades, along with distribution systems, remains active, and we expect this trend to continue.
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
We continue to implement strategies that are designed to further expand our capabilities and effectively allocate capital. We have maintained a strong balance sheet, while also supporting our organic growth with capital expenditures, working capital and share repurchases. We believe the borrowing availability under our $490 million revolving credit facility, cash on hand and future cash flow from operations will enable us to support the organic growth of our business, pursue acquisitions and opportunistically repurchase shares.
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
Backlog
We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” A customer’s intention to award us work under a fixed-price contract is not included in backlog unless there is an actual written award to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of master service agreements that typically have a one-year to four-year duration from execution. Backlog may not accurately represent the revenues that we expect to realize during any particular period. Several factors, such as the timing of contract awards, the type and duration of contracts, and the mix of subcontractor and material costs in our projects, can impact our backlog at any point in time. Some of our revenue does not appear in our periodic backlog reporting because the award of the project, as well as the execution of the work, may all take place within the period. Our backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Backlog should not be relied upon as a stand-alone indicator of future events.
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
Our backlog was $2.84 billion at March 31, 2026 compared to $2.64 billion at March 31, 2025. Our backlog at March 31, 2026 increased $19.2 million from December 31, 2025. Backlog in the T&D segment decreased $37.5 million and C&I backlog increased $56.7 million compared to December 31, 2025. Our backlog as of March 31, 2026 included our proportionate share of joint venture backlog totaling $167.5 million, compared to $176.1 million at December 31, 2025.

The following table summarizes the amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months:

	Backlog at March 31, 2026
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months	Total backlog at December 31, 2025
T&D	$980,663	$903,209	$77,454	$1,018,116
C&I	1,862,829	1,635,420	227,409	1,806,152
Total	$2,843,492	$2,538,629	$304,863	$2,824,268

Consolidated Results of Operations
The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended March 31,
	2026		2025
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues	$1,000,380	100.0%	$833,620	100.0%
Contract costs	865,940	86.6	736,719	88.4
Gross profit	134,440	13.4	96,901	11.6
Selling, general and administrative expenses	69,423	6.9	62,524	7.5
Amortization of intangible assets	1,217	0.1	1,188	0.1
Gain on sale of property and equipment	(922)	(0.1)	(1,101)	(0.1)
Income from operations	64,722	6.5	34,290	4.1
Other income (expense):
Interest income	910	0.1	191	—
Interest expense	(659)	(0.1)	(1,414)	(0.2)
Other expense, net	(948)	(0.1)	(300)	—
Income before provision for income taxes	64,025	6.4	32,767	3.9
Income tax expense	17,225	1.7	9,459	1.1
Net income	$46,800	4.7%	$23,308	2.8%
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenues increased $166.8 million, or 20.0%, to $1.00 billion for the three months ended March 31, 2026 from $833.6 million for the three months ended March 31, 2025. The increase was primarily due to an increase of $87.6 million in C&I revenue and an increase of $79.2 million in T&D revenue. See Segment Results below for additional information and discussion related to segment revenues.
Gross margin for the three months ended March 31, 2026 increased to 13.4% compared to 11.6% for the three months ended March 31, 2025. The increase in gross margin was primarily due to a larger portion of our projects progressing at higher contractual margins, some of which are nearing completion, during the three months ended March 31, 2026. Gross margin was also impacted by significant changes in our estimated gross profit on certain projects resulting in a net gross margin increase of 0.8% for the three months ended March 31, 2026, compared to a net gross margin decrease of 1.1% for the three months ended March 31, 2025. During the three months ended March 31, 2026, significant estimate changes positively impacted gross margin by 3.2%, primarily related to better-than-anticipated productivity, favorable change orders and a favorable job closeout. In addition, significant estimate changes in gross profit negatively impacted gross margin by 2.4% and largely related to an increase in costs associated with project inefficiencies on certain projects.

Gross profit was $134.4 million for the three months ended March 31, 2026 compared to $96.9 million for the three months ended March 31, 2025. The increase of $37.5 million, or 38.7%, was due to higher margin and revenues.
Selling, general and administrative expenses were $69.4 million for the three months ended March 31, 2026 compared to $62.5 million for the three months ended March 31, 2025. The period-over-period increase of $6.9 million was primarily due to an increase in employee incentive compensation costs and an increase in employee-related expenses to support future growth.
Interest income was $0.9 million for the three months ended March 31, 2026 compared to $0.2 million for the three months ended March 31, 2025. The increase was attributable to higher average balances held in money market accounts during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Interest expense was $0.7 million for the three months ended March 31, 2026 compared to $1.4 million for the three months ended March 31, 2025. The decrease was attributable to lower average outstanding debt balances and lower interest rates during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Income tax expense was $17.2 million for the three months ended March 31, 2026, with an effective tax rate of 26.9%, compared to the income tax expense of $9.5 million for the three months ended March 31, 2025, with an effective tax rate of 28.9%. The decrease in the tax rate for the three months ended March 31, 2026 was primarily due to a favorable impact from stock compensation excess tax benefits, partially offset by the impact of the net CFC tested income (“NCTI”) and other permanent difference items.
Net income was $46.8 million for the three months ended March 31, 2026 compared to net income of $23.3 million for the three months ended March 31, 2025. The increase was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended March 31,
	2026		2025
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$540,970	54.1%	$461,769	55.4%
Commercial & Industrial	459,410	45.9	371,851	44.6
Total	$1,000,380	100.0%	$833,620	100.0%
Operating income:
Transmission & Distribution	$52,210	9.7%	$36,221	7.8%
Commercial & Industrial	37,204	8.1	17,377	4.7
Total	89,414	8.9	53,598	6.4
General Corporate	(24,692)	(2.4)	(19,308)	(2.3)
Consolidated	$64,722	6.5%	$34,290	4.1%
Transmission & Distribution
Revenues for our T&D segment for the three months ended March 31, 2026 were $541.0 million compared to $461.8 million for the three months ended March 31, 2025, an increase of $79.2 million, or 17.2%. The increase in revenue was related to an increase of $66.1 million in revenue of unit price contracts and an increase of $36.4 million in revenue in T&E contracts, partially offset by a decrease of $23.3 million in revenue on fixed price contracts.

Operating income for our T&D segment for the three months ended March 31, 2026 was $52.2 million, an increase of $16.0 million, from the three months ended March 31, 2025. Operating income as a percentage of revenues for our T&D segment increased to 9.7% for the three months ended March 31, 2026 from 7.8% for the three months ended March 31, 2025. The increase in operating income margin was driven by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin increase of 1.5% for the three months ended March 31, 2026, compared to a net operating income margin decrease of 0.9% for the three months ended March 31, 2025. During the three months ended March 31, 2026, significant estimated gross profit changes positively impacted operating income as a percentage of revenues by 1.7%, primarily related to better-than-anticipated productivity and a favorable job close out. These increases were partially offset by negative significant estimated gross profit changes totaling 0.2% and largely related to project inefficiencies on a project.
Commercial & Industrial
Revenues for our C&I segment for the three months ended March 31, 2026 were $459.4 million compared to $371.9 million for the three months ended March 31, 2025, an increase of $87.6 million, or 23.5%. The increase in revenue was primarily related to an increase of $100.9 million in revenue on fixed priced contracts.
Operating income for our C&I segment for the three months ended March 31, 2026 was $37.2 million, an increase of $19.8 million, over the three months ended March 31, 2025. Operating income as a percentage of revenues for our C&I segment increased to 8.1% for the three months ended March 31, 2026 from 4.7% for the three months ended March 31, 2025. The increase in operating income margin was driven by a larger portion of our projects progressing at higher contractual margins, some of which are nearing completion. Operating income margin was also impacted by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin increase of 0.1% for the three months ended March 31, 2026, compared to a net operating income margin decrease of 1.2% for the three months ended March 31, 2025. Significant estimated gross profit changes positively impacted operating income as a percentage of revenues by 5.2%, primarily related to better-than-anticipated productivity and favorable change orders. These increases were partially offset by negative significant estimated gross profit changes totaling 5.1% and largely related to an increase in costs associated with project inefficiencies on certain projects.
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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended March 31,
(in thousands)	2026	2025
Net income	$46,800	$23,308
Add:
Interest (income) expense, net	(251)	1,223
Income tax expense	17,225	9,459
Depreciation & amortization	17,763	16,193
EBITDA	$81,537	$50,183
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
The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended March 31,
(in thousands)	2026	2025
Provided by Operating Activities:
Net cash flows provided by operating activities	$84,749	$83,286
Add/(subtract):
Changes in operating assets and liabilities	(17,428)	(42,482)
Adjustments to reconcile net income to net cash flows provided by operating activities	(20,521)	(17,496)
Depreciation & amortization	17,763	16,193
Income tax expense	17,225	9,459
Interest (income) expense, net	(251)	1,223
EBITDA	$81,537	$50,183

Liquidity, Capital Resources and Material Cash Requirements
As of March 31, 2026, we had working capital of $257.6 million. We define working capital as current assets less current liabilities. During the three months ended March 31, 2026, operating activities of our business provided net cash of $84.7 million, compared to $83.3 million of cash provided for the three months ended March 31, 2025. Cash flow from operations is primarily influenced by operating margins, timing of contract performance and the type of services we provide to our customers. The $1.4 million year-over-year increase in cash provided by operating activities was primarily due to an increase of $23.5 million in net income offset by unfavorable net changes in operating assets and liabilities of $25.1 million. The unfavorable change in operating assets and liabilities was primarily due to the net unfavorable year-over-year changes in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $26.0 million. The decline in net cash provided by working capital accounts, mainly related to construction activities, was due to the timing of billings and payments under our contracts.
In the three months ended March 31, 2026, we used net cash of $15.2 million in investing activities consisting of $16.1 million for capital expenditures, partially offset by $1.0 million of proceeds from the sale of equipment.
In the three months ended March 31, 2026, financing activities used net cash of $56.3 million, consisting primarily of $47.4 million of net repayments under our revolving line of credit, $6.5 million of shares repurchased to satisfy tax obligations under our stock compensation programs and $2.2 million of payments under our equipment notes.
We believe our $460.5 million borrowing availability under our revolving line of credit as of March 31, 2026, cash on hand, future cash flow from operations and our ability to utilize short-term and long-term leases will provide sufficient liquidity for our short-term and long-term needs. Our primary short-term liquidity needs include cash for operations, debt service requirements, capital expenditures, and acquisition and joint venture opportunities. We believe we have adequate financial resources to meet our long-term liquidity needs and foreseeable material cash requirements, including those associated with funding future acquisition opportunities. We continue to invest in developing key management and craft personnel in both our T&D and C&I segments and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
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
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of March 31, 2026.
We had no borrowings outstanding under the Facility as of March 31, 2026. We had $47.4 million in borrowings outstanding under the Facility as of December 31, 2025.
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
As of March 31, 2026, we had $29.5 million in letters of credit outstanding under our Credit Agreement related to the Company's payment obligation under its insurance programs. As of December 31, 2025, we had $34.3 million in letters of credit outstanding under our Credit Agreement, including $34.2 million related to the Company's payment obligations under its insurance programs and $0.1 million related to contract performance obligations.
Equipment Notes
We have entered into multiple Master Loan Agreements with multiple finance companies. The Master Loan Agreements may be used for financing of equipment between us and the lenders pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.
As of March 31, 2026 and December 31, 2025, we had one outstanding Equipment Note collateralized by equipment and vehicles owned by us. As of March 31, 2026 and December 31, 2025, we also had one other equipment note outstanding collateralized by a vehicle owned by us. The outstanding balance of all equipment notes was $9.4 million as of March 31, 2026 and $11.6 million as of December 31, 2025. As of March 31, 2026, we had outstanding short-term equipment notes of approximately $4.7 million and outstanding long-term equipment notes of approximately $4.7 million. As of December 31, 2025, we had outstanding short-term and long-term equipment notes of approximately $4.6 million and $7.0 million, respectively.
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

The outstanding balance of operating lease obligations was $50.4 million as of March 31, 2026, consisting of short-term and long-term operating lease obligations of approximately $12.8 million and $37.6 million, respectively. The outstanding balance of operating lease obligations was $42.4 million as of December 31, 2025, consisting of short-term and long-term operating lease obligations of approximately $13.0 million and $29.4 million, respectively.
The outstanding balance of finance lease obligations was $1.8 million as of March 31, 2026, consisting of short-term and long-term finance lease obligations of approximately $0.8 million and $1.0 million, respectively. As of December 31, 2025, we had $2.0 million outstanding finance lease obligations, consisting of short-term and long-term finance lease obligations of approximately $0.8 million and $1.2 million, respectively.
Purchase Commitments for Construction Equipment
As of March 31, 2026, we had approximately $59.6 million in outstanding purchase obligations for certain construction equipment to be paid with cash outlays scheduled to occur in 2026 and 2027.
Performance and Payment Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds typically issued by a surety or financial institution. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse our sureties for any expenses or outlays they incur. Under our continuing indemnity and security agreements with the issuers of the bonds, we may be required to grant them a security interest relating to a particular project. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of March 31, 2026, an aggregate of approximately $2.70 billion in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $899.0 million as of March 31, 2026.
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
Concentration of Credit Risk
We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of March 31, 2026 and March 31, 2025, none of our customers individually exceeded 10% of our consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
New Accounting Pronouncements
For a discussion regarding new accounting pronouncements, please refer to Note 1–Organization, Business and Basis of Presentation—Recent Accounting Pronouncements in the accompanying notes to our Consolidated Financial Statements.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities known to exist at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates. For further information regarding our critical accounting policies and estimates, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our 2025 Annual Report.

Cautionary Statement Concerning Forward-Looking Statements and Information
We are including the following discussion to inform you of some of the risks and uncertainties that can affect our company and to take advantage of the protections for forward-looking statements that applicable federal securities law affords.
Statements in this Quarterly Report on Form 10-Q contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should”, "unlikely,” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict, and many of which are beyond our control. These and other important factors, including those discussed under the caption “Forward-Looking Statements” and in Item 1A. “Risk Factors” in our 2025 Annual Report, and in any risk factors or cautionary statements contained in our other filings with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.
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
•Legislative or regulatory actions relating to utility, electricity transmission, clean energy or our business activities may impact demand for our services.
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
As of March 31, 2026, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the three months ended March 31, 2026 and 2025, including instruments for trading, hedging, or speculating on changes in interest rates, changes in foreign currency rates or changes in commodity prices of materials used in our business.
Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, Term CORRA, and Term SOFR Reference Rate, each as defined in the Credit Agreement. If the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, Term CORRA, or Term SOFR Reference Rate rises, any interest payment obligations under the Facility would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of March 31, 2026, we had no borrowings outstanding under the Facility.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
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
ITEM 1A. RISK FACTORS
We face a number of risks that could materially and adversely affect our business, employees, liquidity, financial condition, results of operations and cash flows. A discussion of our risk factors can be found in Item 1A. “Risk Factors” in our 2025 Annual Report. As of the date of this filing, there have been no material changes to the risk factors previously discussed in Item 1A. “Risk Factors” in our 2025 Annual Report. An investment in our common stock involves various risks. When considering an investment in the Company, you should carefully consider all of the risk factors described in our 2025 Annual Report. These risks and uncertainties are not the only ones facing us and there may be additional matters that are not known to us or that we currently consider immaterial. These risks and uncertainties could adversely affect our business, employees, liquidity, financial condition, results of operations or cash flows and, thus, the value of our common stock and any investment in the Company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Common Stock. The following table includes all of the Company’s repurchases of common stock for the periods shown. Repurchased shares are retired and returned to authorized but unissued common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2026 - January 31, 2026	—	$—	—	$75,000,000
February 1, 2026 - February 28, 2026	8,851	$260.90	8,851	$—
March 1, 2026 - March 31, 2026	15,815	$264.18	15,815	$—
Total	24,666	$263.00	24,666
(1) This column contains repurchases of common stock to satisfy tax obligations on the vesting of performance and restricted stock under the 2017 Long-Term Incentive Plan (as amended).
(2) On July 30, 2025, the Company announced that its Board of Directors had approved a new $75.0 million share repurchase program (the "Repurchase Program"). During the three months ended March 31, 2026, the Company did not purchase any shares of common stock under the Repurchase Program and it expired on February 4, 2026.

ITEM 5. OTHER INFORMATION
None of the Company’s directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2026.

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

MYR GROUP INC. (Registrant)

April 29, 2026	/s/ KELLY M. HUNTINGTON
Kelly M. Huntington Senior Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Officer)