Form 10-Q
period 2026-06-30
MYR GROUP INC.
filed 2026-07-29
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2026, there were 15,569,250 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,872	$150,156
Accounts receivable, net of allowances of $2,190 and $934, respectively	653,787	603,735
Contract assets, net of allowances of $514 and $534, respectively	225,053	241,766
Current portion of receivable for insurance claims in excess of deductibles	10,062	10,122
Refundable income taxes	9,130	—
Prepaid expenses and other current assets	41,722	54,982
Total current assets	1,077,626	1,060,761
Property and equipment, net of accumulated depreciation of $435,570 and $413,962, respectively	315,657	306,386
Operating lease right-of-use assets	56,212	42,448
Goodwill	113,495	115,266
Intangible assets, net of accumulated amortization of $41,854 and $39,967, respectively	68,898	72,476
Receivable for insurance claims in excess of deductibles	19,208	21,358
Deferred income taxes	9,822	12,723
Investment in joint ventures	3,187	3,224
Other assets	8,360	9,437
Total assets	$1,672,465	$1,644,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,650	$4,554
Current portion of operating lease obligations	13,100	13,019
Current portion of finance lease obligations	790	804
Accounts payable	338,888	314,789
Contract liabilities, net	245,822	300,560
Current portion of accrued self-insurance	29,880	28,499
Accrued income taxes	—	15,129
Other current liabilities	137,547	117,923
Total current liabilities	770,677	795,277
Deferred income tax liabilities	49,860	50,119
Long-term debt	4,722	54,483
Accrued self-insurance	40,525	42,827
Operating lease obligations, net of current maturities	43,065	29,429
Finance lease obligations, net of current maturities	777	1,220
Other liabilities	8,422	10,301
Total liabilities	918,048	983,656
Commitments and contingencies
Shareholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 15,569,250 and 15,522,834 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	155	155
Additional paid-in capital	165,785	165,211
Accumulated other comprehensive loss	(11,127)	(8,183)
Retained earnings	599,604	503,240
Total shareholders’ equity	754,417	660,423
Total liabilities and shareholders’ equity	$1,672,465	$1,644,079
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Contract revenues	$1,081,727	$900,325	$2,082,107	$1,733,945
Contract costs	939,054	796,614	1,804,994	1,533,333
Gross profit	142,673	103,711	277,113	200,612
Selling, general and administrative expenses	74,409	63,313	143,832	125,837
Amortization of intangible assets	1,210	1,211	2,427	2,399
Gain on sale of property and equipment	(891)	(600)	(1,813)	(1,701)
Income from operations	67,945	39,787	132,667	74,077
Other income (expense):
Interest income	866	45	1,776	236
Interest expense	(706)	(1,905)	(1,365)	(3,319)
Other expense, net	(974)	(533)	(1,922)	(833)
Income before provision for income taxes	67,131	37,394	131,156	70,161
Income tax expense	17,280	10,928	34,505	20,387
Net income	$49,851	$26,466	$96,651	$49,774
Income per common share:
—Basic	$3.20	$1.70	$6.21	$3.16
—Diluted	$3.17	$1.70	$6.15	$3.15
Weighted average number of common shares and potential common shares outstanding:
—Basic	15,577	15,527	15,558	15,759
—Diluted	15,731	15,575	15,712	15,813

Net income	$49,851	$26,466	$96,651	$49,774
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,641)	4,872	(2,944)	4,994
Other comprehensive income (loss)	(1,641)	4,872	(2,944)	4,994
Total comprehensive income	$48,210	$31,338	$93,707	$54,768
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
(in thousands)	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2024	$—	16,122	$161	$159,133	$(12,651)	$453,717	$600,360
Net income	—	—	—	—	—	23,308	23,308
Stock issued under compensation plans, net	—	58	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	2,333	—	—	2,333
Shares repurchased related to tax withholding for stock-based compensation	—	(19)	(1)	(2,264)	—	(186)	(2,451)
Share repurchases under share repurchase program	—	(639)	(6)	(6,303)	—	(68,691)	(75,000)
Other comprehensive income	—	—	—	—	122	—	122
Balance at March 31, 2025	—	15,522	155	152,898	(12,529)	408,148	548,672
Net income	—	—	—	—	—	26,466	26,466
Stock issued under compensation plans, net	—	3	—	—	—	—	—
Stock-based compensation expense	—	—	—	3,426	—	—	3,426
Shares repurchased related to tax withholding for stock-based compensation	—	(2)	—	(186)	—	(16)	(202)
Other comprehensive income	—	—	—	—	4,872	—	4,872
Balance at June 30, 2025	$—	15,523	$155	$156,138	$(7,657)	$434,598	$583,234

Balance at December 31, 2025	$—	15,523	$155	$165,211	$(8,183)	$503,240	$660,423
Net income	—	—	—	—	—	46,800	46,800
Stock issued under compensation plans, net	—	70	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	3,386	—	—	3,386
Shares repurchased related to tax withholding for stock-based compensation	—	(25)	(1)	(6,223)	—	(263)	(6,487)
Other comprehensive loss	—	—	—	—	(1,303)	—	(1,303)
Balance at March 31, 2026	—	15,568	155	162,373	(9,486)	549,777	702,819
Net income	—	—	—	—	—	49,851	49,851
Stock issued under compensation plans, net	—	3	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	5,502	—	—	5,502
Shares repurchased related to tax withholding for stock-based compensation	—	(2)	(1)	(782)	—	(24)	(807)
Excise tax on share repurchases	—	—	—	(1,307)	—	—	(1,307)
Other comprehensive loss	—	—	—	—	(1,641)	—	(1,641)
Balance at June 30, 2026	$—	15,569	$155	$165,785	$(11,127)	$599,604	$754,417
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$96,651	$49,774
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	33,344	30,139
Amortization of intangible assets	2,427	2,399
Stock-based compensation expense	8,888	5,759
Deferred income taxes	2,743	347
Gain on sale of property and equipment	(1,813)	(1,701)
Other non-cash items	233	(180)
Changes in operating assets and liabilities:
Accounts receivable, net	(51,471)	55,665
Contract assets, net	15,634	(37,597)
Receivable for insurance claims in excess of deductibles	2,210	(742)
Other assets	6,397	4,737
Accounts payable	26,218	11,133
Contract liabilities, net	(54,094)	(41,086)
Accrued self-insurance	(907)	872
Other liabilities	1,614	36,628
Net cash flows provided by operating activities	88,074	116,147
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,370	3,726
Purchases of property and equipment	(45,048)	(34,289)
Net cash flows used in investing activities	(42,678)	(30,563)
Cash flows from financing activities:
Borrowings under revolving lines of credit	48,003	488,553
Repayments under revolving lines of credit	(95,417)	(474,695)
Payment of principal obligations under equipment notes	(2,251)	(2,158)
Payment of principal obligations under finance leases	(396)	(568)
Repurchase of common stock	—	(75,000)
Payments related to tax withholding for stock-based compensation	(7,294)	(2,653)
Net cash flows used in financing activities	(57,355)	(66,521)
Effect of exchange rate changes on cash	(325)	429
Net increase (decrease) in cash and cash equivalents	(12,284)	19,492
Cash and cash equivalents:
Beginning of period	150,156	3,464
End of period	$137,872	$22,956
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
As of June 30, 2026 and December 31, 2025, the Company had recognized revenues of $11.9 million and $23.5 million, respectively, related to large change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended June 30, 2026, net changes in estimates pertaining to certain projects increased consolidated gross margin by 0.9%, which resulted in increases in operating income of $9.8 million, net income of $6.0 million and diluted earnings per common share of $0.38. During the six months ended June 30, 2026, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.7% and resulted in increases in operating income of $14.7 million, net income of $7.1 million and diluted earnings per common share of $0.45. Additional discussion on the impact of these estimate changes can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations.”
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
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and intercompany loans that are not deemed long-term investment accounts are recorded in the “other income, net” line on the Company’s consolidated statements of operations. Foreign currency losses, recorded in other income, net, for the three months ended June 30, 2026 and 2025 were $1.0 million and $0.5 million, respectively. Foreign currency losses, recorded in other income, net, for the six months ended June 30, 2026 and 2025 were $2.0 million and $0.8 million, respectively. Foreign currency translation gains and losses, arising from intercompany loans that are deemed long-term investment accounts, are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.5 million as of June 30, 2026 and December 31, 2025, respectively.
Contract assets consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Unbilled revenue, net	$159,882	$160,543
Contract retainages, net	65,171	81,223
Contract assets, net	$225,053	$241,766
The Company’s consolidated balance sheets present contract liabilities that contain deferred revenue, an accrual for contracts in a loss provision and retainage receivables.

Contract liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Deferred revenue	$345,692	$386,071
Accrued loss provision	12,572	13,084
Less, retainage receivables	(112,442)	(98,595)
Contract liabilities, net	$245,822	$300,560
The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	June 30, 2026	December 31, 2025	Change
Contract assets, net	$225,053	$241,766	$(16,713)
Contract liabilities, net	(245,822)	(300,560)	54,738
Net contract assets (liabilities)	$(20,769)	$(58,794)	$38,025
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $78.2 million and $153.9 million for the three and six months ended June 30, 2026, respectively. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $48.2 million and $117.7 million for the three and six months ended June 30, 2025, respectively. This revenue consists primarily of work performed on previous billings to customers.
The net liability position for contracts in process consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Costs and estimated earnings on uncompleted contracts	$8,536,344	$8,368,365
Less: billings to date	8,722,154	8,593,893
	$(185,810)	$(225,528)
The net liability position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

(in thousands)	June 30, 2026	December 31, 2025
Unbilled revenue, net	$159,882	$160,543
Deferred revenue, net	(345,692)	(386,071)
	$(185,810)	$(225,528)

3. Lease Obligations
From time to time, the Company enters into noncancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from less than one to twelve years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At June 30, 2026, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.

The following is a summary of the lease-related assets and liabilities recorded:

		June 30, 2026	December 31, 2025
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$56,212	$42,448
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	1,565	1,910
Total right-of-use lease assets		$57,777	$44,358

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$13,100	$13,019
Finance lease obligations	Current portion of finance lease obligations	790	804
Total current obligations		13,890	13,823
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	43,065	29,429
Finance lease obligations	Finance lease obligations, net of current maturities	777	1,220
Total non-current obligations		43,842	30,649
Total lease obligations		$57,732	$44,472
The following is a summary of the lease terms and discount rates:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term - finance leases	2.0 years	2.5 years
Weighted-average remaining lease term - operating leases	5.1 years	3.7 years
Weighted-average discount rate - finance leases	3.9%	3.9%
Weighted-average discount rate - operating leases	4.0%	4.0%
The following is a summary of certain information related to the lease costs for finance and operating leases:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$142	$245	$286	$494
Interest on lease liabilities	17	24	36	53
Operating lease cost	5,227	4,563	10,150	8,869
Variable lease costs	126	117	253	223
Total lease cost	$5,512	$4,949	$10,725	$9,639
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Six months ended June 30,
(in thousands)	2026	2025
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$10,098	$8,760
Right-of-use asset obtained in exchange for new operating lease obligations	$22,611	$9,809

The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under financial leases, less interest, and under operating leases, less imputed interest, as of June 30, 2026 were as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations
Remainder of 2026	$419	$10,264	$10,683
2027	837	15,393	16,230
2028	374	13,190	13,564
2029	—	10,123	10,123
2030	—	5,905	5,905
2031	—	3,727	3,727
Thereafter	—	7,840	7,840
Total minimum lease payments	1,630	66,442	68,072
Financing component	(63)	(10,277)	(10,340)
Net present value of minimum lease payments	1,567	56,165	57,732
Less: current portion of finance and operating lease obligations	(790)	(13,100)	(13,890)
Long-term finance and operating lease obligations	$777	$43,065	$43,842
The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
Certain subsidiaries of the Company have ongoing operating leases for facilities that were entered into or extended with third-party companies that, are or were, owned in whole or part, by employees of the subsidiaries. The terms and rental rates of these leases are at or below market rental rates. Lease expense associated with these leases was $0.7 million and $1.3 million for the three and six months ended June 30, 2026 and $0.6 million and $1.3 million for the three and six months ended June 30, 2025. As of June 30, 2026, the minimum lease payments required under these leases totaled $5.7 million, which are due over the next 3.2 years.
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
As of June 30, 2026 and December 31, 2025, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of June 30, 2026 and December 31, 2025, the fair value of the Company’s long-term debt and finance lease obligations was based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at June 30, 2026 and December 31, 2025, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying value of the Company’s finance lease obligations also approximated fair value.

5. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

(dollar amounts in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of June 30, 2026	Outstanding Balance as of December 31, 2025
Credit Agreement
Revolving loans	5/31/2023	Variable	Variable	5	$—	$47,414

Equipment Notes
Equipment Note 10	8/26/2022	4.32%	Semi-annual	5	9,361	11,605
Other equipment note	4/11/2022	4.55%	Monthly	5	11	18
					9,372	11,623
Total debt					9,372	59,037
Less: current portion of long-term debt					(4,650)	(4,554)
Long-term debt					$4,722	$54,483
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
Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.25% to 1.00%; or (2) the Term Benchmark Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 2.00%. The applicable margin is determined based on the Company’s Net Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the Facility are subject to a letter of credit fee of 1.25% to 2.00% for non-performance letters of credit or 0.625% to 1.00% for performance letters of credit, based on the Company’s Net Leverage Ratio. The Company is subject to a commitment fee of 0.20% to 0.30%, based on the Company’s Net Leverage Ratio, on any unused portion of the Facility. The Credit Agreement restricts certain types of payments when the Company’s Net Leverage Ratio, after giving pro forma effect thereto, exceeds 2.75. The weighted average interest rate on borrowings outstanding on the Facility was 4.70% and 5.08%, per annum, for the six months ended June 30, 2026 and 2025, respectively.
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of June 30, 2026.

As of June 30, 2026, the Company had no borrowings outstanding under the Facility and letters of credit outstanding under the Facility of $29.5 million related to the Company's payment obligation under its insurance programs. On July 1, 2026, subsequent to the end of the quarter, the Company borrowed $235.0 million under the Facility to fund a portion of the consideration for the acquisition of Valley (as defined below). See Note 12–Subsequent Event for additional information.
As of December 31, 2025, the Company had $47.4 million in borrowings outstanding under the Facility and letters of credit outstanding under the Facility of $34.3 million, including $34.2 million related to the Company's payment obligation under its insurance programs and $0.1 million related to contract performance obligations.
The Company had remaining deferred debt issuance costs related to the Facility totaling $1.0 million and $1.2 million as of June 30, 2026 and December 31, 2025, respectively. As permitted, debt issuance costs have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the Facility.
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
As of June 30, 2026, the Company had one Equipment Note outstanding under the Master Loan Agreements that is collateralized by equipment and vehicles owned by the Company. As of June 30, 2026, the Company had one other equipment note outstanding that is collateralized by a vehicle owned by the Company. The following table sets forth our remaining principal payments for all of the Company’s outstanding equipment notes as of June 30, 2026:

(in thousands)	Future Equipment Notes Principal Payments
Remainder of 2026	$2,303
2027	7,069
Total future principal payments	9,372
Less: current portion of equipment notes	(4,650)
Long-term principal obligations	$4,722
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
The components of the Company’s revenue by contract type for the three months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30, 2026
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$158,637	30.3%	$489,267	87.7%	$647,904	59.9%
Unit price	208,407	39.8	14,271	2.6	222,678	20.6
T&E	156,978	29.9	54,167	9.7	211,145	19.5
	$524,022	100.0%	$557,705	100.0%	$1,081,727	100.0%

	Three months ended June 30, 2025
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$178,118	35.2%	$329,982	83.8%	$508,100	56.4%
Unit price	191,022	37.7	20,246	5.1	211,268	23.5
T&E	137,133	27.1	43,824	11.1	180,957	20.1
	$506,273	100.0%	$394,052	100.0%	$900,325	100.0%
The components of the Company’s revenue by contract type for the six months ended June 30, 2026 and 2025 were as follows:

	Six months ended June 30, 2026
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$308,815	29.0%	$883,988	86.9%	$1,192,803	57.3%
Unit price	426,618	40.1	27,201	2.7	453,819	21.8
T&E	329,559	30.9	105,926	10.4	435,485	20.9
	$1,064,992	100.0%	$1,017,115	100.0%	$2,082,107	100.0%

	Six months ended June 30, 2025
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$351,568	36.3%	$623,787	81.4%	$975,355	56.3%
Unit price	343,124	35.4	37,913	5.0	381,037	22.0
T&E	273,351	28.3	104,202	13.6	377,553	21.7
	$968,043	100.0%	$765,902	100.0%	$1,733,945	100.0%

Remaining Performance Obligations
As of June 30, 2026, the Company had $2.83 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. The timing of when remaining performance obligations are recognized is evaluated quarterly and is largely driven by the estimated start date and duration of the underlying projects.
The following table summarizes the amount of remaining performance obligations as of June 30, 2026 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months.

	Remaining Performance Obligations at June 30, 2026
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months
T&D	$945,945	$657,126	$288,819
C&I	1,880,950	1,625,265	255,685
Total	$2,826,895	$2,282,391	$544,504
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
7. Income Taxes
The U.S. federal statutory tax rate was 21% for each of the three and six months ended June 30, 2026 and 2025. The Company’s effective tax rate for the three and six months ended June 30, 2026 was 25.7% and 26.3%, respectively, of pretax income compared to the effective tax rate for the three and six months ended June 30, 2025 of 29.2% and 29.1%, respectively.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rates for the three and six months ended June 30, 2026 was primarily due to state income taxes and the impact of the net CFC tested income (“NCTI”) and other permanent difference items, partially offset by a favorable impact from stock compensation excess tax benefits.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rates for the three and six months ended June 30, 2025 was primarily due to permanent difference items and state income taxes.
The Company has recorded a liability for unrecognized tax benefits of approximately $0.5 million and $0.4 million as of June 30, 2026 and December 31, 2025, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.
The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three and six months ended June 30, 2026 and 2025.
The Company is subject to taxation in various jurisdictions. The Company’s 2021 through 2024 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2021 through 2025. The Company’s 2021 through 2025 Canadian tax returns are subject to examination by the Canadian Revenue Agency.

8. Commitments and Contingencies
Purchase Commitments
As of June 30, 2026, the Company had approximately $48.6 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur in 2026 and 2027.
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
Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of June 30, 2026, an aggregate of approximately $2.89 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $926.2 million as of June 30, 2026.
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
During the six months ended June 30, 2026, the Company granted time-vested stock awards covering 33,562 shares of common stock under the LTIP, which vest ratably over three years for employee awards and after one year for non-employee director awards, at a weighted average grant date fair value of $280.22. During the six months ended June 30, 2026, time-vested stock awards covering 51,309 shares of common stock vested at a weighted average grant date fair value of $133.20.
During the six months ended June 30, 2026, the Company granted 28,718 performance share awards under the LTIP at target, which will cliff vest, if earned, on December 31, 2028, at a weighted average grant date fair value of $319.59. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares granted, based upon the Company’s performance compared to certain financial and other metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to targets, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards granted cliff vest following the performance period if the stated performance targets and minimum service requirements are attained and are paid in shares of the Company’s common stock.
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
The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	For the Three Months Ended June 30, 2026
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$524,022	$557,705	$—	$1,081,727
Operating costs (1)	474,509	510,416	28,857	1,013,782
Income from operations	49,513	47,289	(28,857)	67,945
Other income (expense):
Interest income				866
Interest expense				(706)
Other expense, net				(974)
Income before provision for income taxes				67,131
Income tax expense				17,280
Net income				$49,851

	For the Three Months Ended June 30, 2025
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$506,273	$394,052	$—	$900,325
Operating costs (1)	465,808	372,060	22,670	860,538
Income from operations	40,465	21,992	(22,670)	39,787
Other income (expense):
Interest income				45
Interest expense				(1,905)
Other expense, net				(533)
Income before provision for income taxes				37,394
Income tax expense				10,928
Net income				$26,466

	For the Six Months Ended June 30, 2026
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$1,064,992	$1,017,115	$—	$2,082,107
Operating costs (1)	963,269	932,622	53,549	1,949,440
Income from operations	101,723	84,493	(53,549)	132,667
Other income (expense):
Interest income				1,776
Interest expense				(1,365)
Other expense, net				(1,922)
Income before provision for income taxes				131,156
Income tax expense				34,505
Net income				$96,651

	For the Six Months Ended June 30, 2025
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$968,043	$765,902	$—	$1,733,945
Operating costs (1)	891,357	726,533	41,978	1,659,868
Income from operations	76,686	39,369	(41,978)	74,077
Other income (expense):
Interest income				236
Interest expense				(3,319)
Other expense, net				(833)
Income before provision for income taxes				70,161
Income tax expense				20,387
Net income				$49,774
(1) Operating costs include T&D, C&I and general corporate portion of contract costs, selling, general and administrative expenses, amortization of intangible assets and gain on sale of property and equipment. The expenses found in these other segment items are generally viewed as operating costs by the CODM and are not considered individually significant segment reporting items.
Revenues from one customer of the Company’s T&D segment represents approximately 10.8% and 11.9% of the Company’s consolidated revenues for the three and six months ended June 30, 2026, respectively. No customer represented 10% or greater of the Company’s consolidated revenues during the three and six months ended June 30, 2025.
The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Identifiable assets, consisting of contract receivables, contract assets, construction materials inventory, goodwill and intangibles. As of June 30, 2026 and December 31, 2025, there were $145.6 million and $169.0 million, respectively, of identifiable assets attributable to Canadian operations. The table below reflects the identifiable assets for each segment.

(in thousands)	June 30, 2026	December 31, 2025
T&D	$578,160	$553,597
C&I	480,230	474,791
General Corporate	614,075	615,691
	$1,672,465	$1,644,079

An allocation of total depreciation, including depreciation of shared construction equipment, and amortization to each segment is as follows:

	For the Six Months Ended June 30,
(in thousands)	2026	2025
T&D	$31,649	$28,286
C&I	4,122	4,252
	$35,771	$32,538
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
Net income and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income	$49,851	$26,466	$96,651	$49,774

Denominator:
Weighted average common shares outstanding	15,577	15,527	15,558	15,759
Weighted average dilutive securities	154	48	154	54
Weighted average common shares outstanding, diluted	15,731	15,575	15,712	15,813

Income per common share:
Basic	$3.20	$1.70	$6.21	$3.16
Diluted	$3.17	$1.70	$6.15	$3.15
For the six months ended June 30, 2026 and the three and six months ended June 30, 2025, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would have been anti-dilutive.
The following table summarizes the shares of common stock underlying the Company’s unvested time-vested stock awards and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Time-vested stock awards	—	34	—	—
Performance awards	—	25	10	30
Share Repurchases
During the six months ended June 30, 2026, the Company repurchased 27,006 shares of stock, for approximately $7.3 million, from its employees to satisfy tax obligations on shares vested under the LTIP. During the six months ended June 30, 2025, the Company repurchased 20,504 shares of stock, for approximately $2.7 million, from its employees to satisfy tax obligations on shares vested under the LTIP.

12. Subsequent Event
On July 1, 2026, the Company acquired all issued and outstanding shares of capital stock of Valley Holdings I, Inc. and its subsidiaries (collectively, “Valley”), for initial cash consideration of approximately $328.0 million, subject to working capital and net asset adjustments. Valley is a full-service electrical contractor based in Everett, Washington. The Company funded the approximately $328.0 million cash payment at closing through a combination of approximately $93.0 million of cash on hand and $235.0 million of borrowings under the Facility. The purchase agreement for the Valley acquisition also provides for additional contingent consideration and additional contingent compensation for key executives of Valley, which may become payable based on the achievement of certain performance targets and continued employment of such executives. The results of Valley will be included in the Company’s consolidated financial statements beginning as of July 1, 2026. Acquisition-related costs associated with the transaction incurred through June 30, 2026 were $1.3 million and were expensed by the Company during the six months ended June 30, 2026. Due to the timing of the acquisition, preliminary purchase price allocation has not yet been completed.

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
We had consolidated revenues for the six months ended June 30, 2026 of $2.08 billion, of which 51.1% was attributable to our T&D customers and 48.9% was attributable to our C&I customers. Our consolidated revenues for the six months ended June 30, 2025 were $1.73 billion. For the six months ended June 30, 2026, our net income and EBITDA(1) were $96.7 million and $166.5 million, respectively, compared to $49.8 million and $105.8 million, respectively, for the six months ended June 30, 2025.
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
We continue to implement strategies that are designed to further expand our capabilities and effectively allocate capital. We have maintained a strong balance sheet, while also supporting our organic and acquisitive growth, as well as opportunistically repurchasing shares. On July 1, 2026, we acquired all issued and outstanding shares of capital stock of Valley Holdings I, Inc. and its subsidiaries (collectively, “Valley"), for initial cash consideration of approximately $328.0 million, subject to working capital and net asset adjustments, and additional contingent consideration summarized in Note 12–Subsequent Event in the accompanying notes to our Consolidated Financial Statements. The Valley acquisition expanded our electrical contractor operations in the western U.S. We funded the approximately $328.0 million cash payment at closing through a combination of approximately $93.0 million of cash on hand and $235.0 million of borrowings under our $490 million revolving credit facility (the “Facility”). After giving effect to the Valley acquisition, we continue to believe the remaining $225.5 million of borrowing availability under the Facility as of July 1, 2026, cash on hand and future cash flow from operations will enable us to support the organic growth of our business, pursue acquisitions and opportunistically repurchase shares of our common stock.
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
Our backlog was $3.16 billion at June 30, 2026 compared to $2.64 billion at June 30, 2025. Our backlog at June 30, 2026 increased $316.4 million from March 31, 2026. Backlog in the T&D segment increased $284.9 million and C&I backlog increased $31.5 million compared to March 31, 2026. Our backlog as of June 30, 2026 included our proportionate share of joint venture backlog totaling $158.8 million, compared to $167.5 million at March 31, 2026.

The following table summarizes the amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months:

	Backlog at June 30, 2026
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months	Total backlog at December 31, 2025
T&D	$1,265,586	$976,767	$288,819	$1,018,116
C&I	1,894,335	1,638,650	255,685	1,806,152
Total	$3,159,921	$2,615,417	$544,504	$2,824,268

Consolidated Results of Operations
The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$1,081,727	100.0%	$900,325	100.0%	$2,082,107	100.0%	$1,733,945	100.0%
Contract costs	939,054	86.8	796,614	88.5	1,804,994	86.7	1,533,333	88.4
Gross profit	142,673	13.2	103,711	11.5	277,113	13.3	200,612	11.6
Selling, general and administrative expenses	74,409	6.9	63,313	7.0	143,832	6.9	125,837	7.3
Amortization of intangible assets	1,210	0.1	1,211	0.1	2,427	0.1	2,399	0.1
Gain on sale of property and equipment	(891)	(0.1)	(600)	—	(1,813)	(0.1)	(1,701)	(0.1)
Income from operations	67,945	6.3	39,787	4.4	132,667	6.4	74,077	4.3
Other income (expense):
Interest income	866	0.1	45	—	1,776	0.1	236	—
Interest expense	(706)	(0.1)	(1,905)	(0.2)	(1,365)	(0.1)	(3,319)	(0.2)
Other expense, net	(974)	(0.1)	(533)	—	(1,922)	(0.1)	(833)	—
Income before provision for income taxes	67,131	6.2	37,394	4.2	131,156	6.3	70,161	4.1
Income tax expense	17,280	1.6	10,928	1.3	34,505	1.7	20,387	1.2
Net income	$49,851	4.6%	$26,466	2.9%	$96,651	4.6%	$49,774	2.9%
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Revenues increased $181.4 million, or 20.1%, to $1.08 billion for the three months ended June 30, 2026 from $900.3 million for the three months ended June 30, 2025. The increase was primarily due to an increase of $163.6 million in C&I revenue and an increase of $17.7 million in T&D revenue. See Segment Results below for additional information and discussion related to segment revenues.
Gross margin for the three months ended June 30, 2026 increased to 13.2% compared to 11.5% for the three months ended June 30, 2025. The increase in gross margin was primarily due to significant changes in our estimated gross profit on certain projects resulting in a net gross margin increase of 0.9% for the three months ended June 30, 2026, compared to a net gross margin decrease of 1.0% for the three months ended June 30, 2025. During the three months ended June 30, 2026, significant estimate changes positively impacted gross margin by 2.1%, primarily related to better-than-anticipated productivity, favorable job close outs and an increase in scope on certain projects. In addition, significant estimate changes in gross profit negatively impacted gross margin by 1.2% and largely related to an increase in costs associated with project inefficiencies on certain projects.

Gross profit was $142.7 million for the three months ended June 30, 2026 compared to $103.7 million for the three months ended June 30, 2025. The increase of $39.0 million, or 37.6%, was due to higher margin and revenues.
Selling, general and administrative expenses (“SG&A”) were $74.4 million for the three months ended June 30, 2026 compared to $63.3 million for the three months ended June 30, 2025. The period-over-period increase of $11.1 million was primarily due to an increase in employee incentive compensation costs and an increase in employee-related expenses to support future growth.
Interest income was $0.9 million for the three months ended June 30, 2026. Interest income was not significant for the three months ended June 30, 2025. The increase was attributable to higher average balances held in money market accounts during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
Interest expense was $0.7 million for the three months ended June 30, 2026 compared to $1.9 million for the three months ended June 30, 2025. The decrease was attributable to lower average outstanding debt balances during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
Income tax expense was $17.3 million for the three months ended June 30, 2026, with an effective tax rate of 25.7%, compared to the income tax expense of $10.9 million for the three months ended June 30, 2025, with an effective tax rate of 29.2%. The decrease in the tax rate for the three months ended June 30, 2026 was primarily due to a favorable impact from stock compensation excess tax benefits, partially offset by the impact of the net CFC tested income (“NCTI”) and other permanent difference items.
Net income was $49.9 million for the three months ended June 30, 2026 compared to net income of $26.5 million for the three months ended June 30, 2025. The increase was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended June 30,
	2026		2025
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$524,022	48.4%	$506,273	56.2%
Commercial & Industrial	557,705	51.6	394,052	43.8
Total	$1,081,727	100.0%	$900,325	100.0%
Operating income:
Transmission & Distribution	$49,513	9.4%	$40,465	8.0%
Commercial & Industrial	47,289	8.5	21,992	5.6
Total	96,802	8.9	62,457	6.9
General Corporate	(28,857)	(2.6)	(22,670)	(2.5)
Consolidated	$67,945	6.3%	$39,787	4.4%
Transmission & Distribution
Revenues for our T&D segment for the three months ended June 30, 2026 were $524.0 million compared to $506.3 million for the three months ended June 30, 2025, an increase of $17.7 million, or 3.5%. The increase in revenue was related to an increase of $19.8 million in revenue on T&E contracts and an increase of $17.4 million in revenue on unit price contracts, partially offset by a decrease of $19.5 million in revenue on fixed price contracts.

Operating income for our T&D segment for the three months ended June 30, 2026 was $49.5 million, an increase of $9.0 million, from the three months ended June 30, 2025. Operating income as a percentage of revenues for our T&D segment increased to 9.4% for the three months ended June 30, 2026 from 8.0% for the three months ended June 30, 2025. The increase in operating income margin was driven by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin increase of 0.7% for the three months ended June 30, 2026, compared to a net operating income margin decrease of 0.9% for the three months ended June 30, 2025. During the three months ended June 30, 2026, significant estimated gross profit changes positively impacted operating income as a percentage of revenues by 1.5%, primarily related to better-than-anticipated productivity, favorable job close outs and an increase in scope on a project. These increases were partially offset by negative significant estimated gross profit changes totaling 0.8% and largely related to project inefficiencies on certain projects.
Commercial & Industrial
Revenues for our C&I segment for the three months ended June 30, 2026 were $557.7 million compared to $394.1 million for the three months ended June 30, 2025, an increase of $163.6 million, or 41.5%. The increase in revenue was primarily related to an increase of $159.3 million in revenue on fixed priced contracts.
Operating income for our C&I segment for the three months ended June 30, 2026 was $47.3 million, an increase of $25.3 million, over the three months ended June 30, 2025. Operating income as a percentage of revenues for our C&I segment increased to 8.5% for the three months ended June 30, 2026 from 5.6% for the three months ended June 30, 2025. The increase in operating income margin was driven by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin increase of 1.1% for the three months ended June 30, 2026, compared to a net operating income margin decrease of 1.2% for the three months ended June 30, 2025. Significant estimated gross profit changes positively impacted operating income as a percentage of revenues by 2.7%, primarily related to better-than-anticipated productivity on certain projects, most of which are nearing completion, and an increase in scope on a project. These increases were partially offset by negative significant estimated gross profit changes totaling 1.6% and largely related to an increase in costs associated with project inefficiencies on certain projects. Operating income margin was also positively impacted during the three months ended June 30, 2026 by a larger portion of our projects progressing at higher contractual margins, some of which are nearing completion.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Revenues increased $348.2 million, or 20.1%, to $2.08 billion for the six months ended June 30, 2026 from $1.73 billion for the six months ended June 30, 2025. The increase was primarily due to an increase of $251.2 million in C&I revenue, and an increase of $97.0 million in T&D revenue. See Segment Results below for additional information and discussion related to segment revenues.
Gross margin for the six months ended June 30, 2026 increased to 13.3% compared to 11.6% for the six months ended June 30, 2025. The increase in gross margin was primarily due to significant changes in our estimated gross profit on certain projects resulting in a net gross margin increase of 0.7% for the six months ended June 30, 2026, compared to a net gross margin decrease of 1.2% for the six months ended June 30, 2025. During the six months ended June 30, 2026, significant estimate changes positively impacted gross margin by 2.4%, primarily related to better-than-anticipated productivity, an increase in scope on certain projects and favorable job close outs. In addition, significant estimate changes in gross profit negatively impacted gross margin by 1.7%, and largely related to an increase in costs associated with project inefficiencies on certain projects. Gross margin was also positively impacted during the six months ended June 30, 2026 by a larger portion of our C&I projects progressing at higher contractual margins, some of which are nearing or are at completion.
Gross profit was $277.1 million for the six months ended June 30, 2026 compared to $200.6 million for the six months ended June 30, 2025. The increase of $76.5 million, or 38.1%, was due to higher margin and revenues.
SG&A expenses were $143.8 million for the six months ended June 30, 2026 compared to $125.8 million for the six months ended June 30, 2025. The period-over-period increase of $18.0 million was primarily due to an increase in employee incentive compensation costs and an increase in employee-related expenses to support future growth.
Gains from the sale of property and equipment for the six months ended June 30, 2026 were $1.8 million compared to $1.7 million for the six months ended June 30, 2025. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Interest income was $1.8 million for the six months ended June 30, 2026 compared to $0.2 million for the six months ended June 30, 2025. The increase was attributable to higher average balances held in money market accounts during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Interest expense was $1.4 million for the six months ended June 30, 2026 compared to $3.3 million for the six months ended June 30, 2025. The decrease was primarily attributable to lower average outstanding debt balances and lower interest rates during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Income tax expense was $34.5 million for the six months ended June 30, 2026, with an effective tax rate of 26.3%, compared to the expense of $20.4 million for the six months ended June 30, 2025, with an effective tax rate of 29.1%. The change in the tax rate for the six months ended June 30, 2026 was primarily due to a favorable impact from stock compensation excess tax benefits, partially offset by the impact of NCTI and other permanent difference items.
Net income was $96.7 million for the six months ended June 30, 2026 compared to $49.8 million for the six months ended June 30, 2025. The increase was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Six months ended June 30,
	2026		2025
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$1,064,992	51.1%	$968,043	55.8%
Commercial & Industrial	1,017,115	48.9	765,902	44.2
Total	$2,082,107	100.0%	$1,733,945	100.0%
Operating income:
Transmission & Distribution	$101,723	9.6%	$76,686	7.9%
Commercial & Industrial	84,493	8.3	39,369	5.1
Total	186,216	8.9	116,055	6.7
General Corporate	(53,549)	(2.5)	(41,978)	(2.4)
Consolidated	$132,667	6.4%	$74,077	4.3%
Transmission & Distribution
Revenues for our T&D segment for the six months ended June 30, 2026 were $1.06 billion compared to $968.0 million for the six months ended June 30, 2025, an increase of $97.0 million, or 10.0%. The increase in revenue was related to an increase of $83.5 million in revenue of unit price contracts and an increase of $56.3 million in revenue on T&E contracts, partially offset by a decrease of $42.8 million in revenue on fixed price contracts.
Operating income for our T&D segment for the six months ended June 30, 2026 was $101.7 million, an increase of $25.0 million, from the six months ended June 30, 2025. Operating income as a percentage of revenues for our T&D segment increased to 9.6% for the six months ended June 30, 2026 from 7.9% for the six months ended June 30, 2025. The increase in operating income margin was driven by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin increase of 0.7% for the six months ended June 30, 2026, compared to a net decrease of 0.8% for the six months ended June 30, 2025. During the six months ended June 30, 2026, significant estimated gross profit changes positively impacted operating income as a percentage of revenues by 1.0% primarily related to better-than-anticipated productivity, favorable job close outs and an increase in scope on a project. These increases were partially offset by negative significant estimated gross profit changes totaling 0.3% and largely related to project inefficiencies on a project.
Commercial & Industrial
Revenues for our C&I segment for the six months ended June 30, 2026 were $1.02 billion compared to $765.9 million for the six months ended June 30, 2025, an increase of $251.2 million, or 32.8%. The increase in revenue was primarily related to an increase of $260.2 million in revenue on fixed priced contracts.

Operating income for our C&I segment for the six months ended June 30, 2026 was $84.5 million, an increase of $45.1 million, over the six months ended June 30, 2025. Operating income as a percentage of revenues for our C&I segment increased to 8.3% for the six months ended June 30, 2026 from 5.1% for the six months ended June 30, 2025. The increase in operating income margin was driven by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin increase of 0.7% for the six months ended June 30, 2026, compared to a net decrease of 1.8% for the six months ended June 30, 2025. Significant estimated gross profit changes positively impacted operating income as a percentage of revenues by 4.0%, primarily related to better-than-anticipated productivity on certain projects, most of which are nearing completion, and an increase in scope on certain projects. These increases were partially offset by negative significant estimated gross profit changes totaling 3.3% and largely related to an increase in costs associated with project inefficiencies on certain projects. Operating income margin was also positively impacted during the six months ended June 30, 2026 by a larger portion of our projects progressing at higher contractual margins, some of which are nearing or are at completion.
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

The following table provides a reconciliation of net income to EBITDA:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$49,851	$26,466	$96,651	$49,774
Add:
Interest (income) expense, net	(160)	1,860	(411)	3,083
Income tax expense	17,280	10,928	34,505	20,387
Depreciation & amortization	18,008	16,345	35,771	32,538
EBITDA	$84,979	$55,599	$166,516	$105,782
We also use EBITDA as a liquidity measure. Certain material covenants contained within our credit agreement (the “Credit Agreement”) are based on EBITDA with certain additional adjustments. Non-compliance with these financial covenants under the Credit Agreement - our interest coverage ratio which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by interest expense (as defined in the Credit Agreement) and our net leverage ratio, which is defined in the Credit Agreement as Total Net Indebtedness (as defined in the Credit Agreement), divided by Consolidated EBITDA (as defined in the Credit Agreement) - could result in our lenders requiring us to immediately repay all amounts borrowed on the Facility. If we anticipated a potential covenant violation, we would seek relief from our lenders, likely causing us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in the Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure is useful to investors and relevant to their assessment of our capacity to service or incur debt, fund capital expenditures, finance acquisitions and expand our operations.
The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Provided by Operating Activities:
Net cash flows provided by operating activities	$3,325	$32,861	$88,074	$116,147
Add/(subtract):
Changes in operating assets and liabilities	71,827	12,872	54,399	(29,610)
Adjustments to reconcile net income to net cash flows provided by operating activities	(25,301)	(19,267)	(45,822)	(36,763)
Depreciation & amortization	18,008	16,345	35,771	32,538
Income tax expense	17,280	10,928	34,505	20,387
Interest (income) expense, net	(160)	1,860	(411)	3,083
EBITDA	$84,979	$55,599	$166,516	$105,782

Liquidity, Capital Resources and Material Cash Requirements
As of June 30, 2026, we had working capital of $306.9 million. We define working capital as current assets less current liabilities. During the six months ended June 30, 2026, operating activities of our business provided net cash of $88.1 million, compared to $116.1 million of cash provided for the six months ended June 30, 2025. Cash flow from operations is primarily influenced by operating margins, timing of contract performance and the type of services we provide to our customers. The $28.1 million year-over-year decrease in cash provided by operating activities was primarily due to unfavorable net changes in operating assets and liabilities of $84.0 million offset by an increase of $46.9 million in net income. The unfavorable change in operating assets and liabilities was primarily due to the net unfavorable year-over-year changes in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $51.8 million. The decline in net cash provided by working capital accounts, mainly related to construction activities, was due to the timing of billings and payments under our contracts. The unfavorable change of $35.0 million in other liabilities was primarily due to the timing of tax payments.
In the six months ended June 30, 2026, we used net cash of $42.7 million in investing activities consisting of $45.0 million for capital expenditures, partially offset by $2.4 million of proceeds from the sale of equipment.
In the six months ended June 30, 2026, financing activities used net cash of $57.4 million, consisting primarily of $47.4 million of net repayments under our revolving line of credit, $7.3 million of shares repurchased to satisfy tax obligations under our stock compensation programs and $2.3 million of payments under our equipment notes.
As of June 30, 2026, we had $460.5 million of borrowing availability under the Facility. On July 1, 2026, subsequent to the end of the quarter, we acquired all issued and outstanding shares of capital stock of Valley for initial cash consideration of approximately $328.0 million, subject to working capital and net asset adjustments, and additional contingent consideration summarized in Note 12–Subsequent Event in the accompanying notes to our Consolidated Financial Statements. We funded the approximately $328.0 million cash payment at closing through a combination of approximately $93.0 million of cash on hand and $235.0 million of borrowings under the Facility.
After giving effect to the Valley acquisition, we continue to believe the remaining $225.5 million of borrowing availability under the Facility, cash on hand, future cash flow from operations and our ability to utilize short-term and long-term leases will provide sufficient liquidity for our short-term and long-term needs. Our primary short-term liquidity needs include cash for operations, debt service requirements, capital expenditures, and acquisition and joint venture opportunities. We believe we have adequate financial resources to meet our long-term liquidity needs and foreseeable material cash requirements, including those associated with funding future acquisition opportunities. We continue to invest in developing key management and craft personnel in both our T&D and C&I segments and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexity.
We have not historically paid dividends and currently do not expect to pay dividends on our common stock.

Debt Instruments
Credit Agreement
On May 31, 2023, the Company entered into a five-year third amended and restated credit agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A. and Bank of America, N.A. that provides for a $490 million revolving credit facility, subject to certain financial covenants as defined in the Credit Agreement. The Facility allows for revolving loans in Canadian dollars and other non-US currencies, up to the U.S. dollar equivalent of $150 million. Up to $75 million of the Facility may be used for letters of credit, with an additional $75 million available for letters of credit, subject to the sole discretion of each issuing bank. The Facility also allows for $15 million to be used for swingline loans. The Company has an expansion option to increase the commitments under the Facility or enter into incremental term loans, subject to certain conditions, by up to an additional $200 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. Additionally, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. The Credit Agreement provides for customary events of default. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facility may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement are used to refinance existing indebtedness, and to provide for future working capital, capital expenditures, acquisitions and other general corporate purposes.
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
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of June 30, 2026.
We had no borrowings outstanding under the Facility as of June 30, 2026. We had $47.4 million in borrowings outstanding under the Facility as of December 31, 2025. On July 1, 2026, subsequent to the end of the quarter, the Company borrowed $235.0 million under the Facility to fund a portion of the consideration for the Valley acquisition.
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
As of June 30, 2026, we had $29.5 million in letters of credit outstanding under our Credit Agreement related to the Company's payment obligation under its insurance programs. As of December 31, 2025, we had $34.3 million in letters of credit outstanding under our Credit Agreement, including $34.2 million related to the Company's payment obligations under its insurance programs and $0.1 million related to contract performance obligations.

Equipment Notes
We have entered into multiple Master Loan Agreements with multiple finance companies. The Master Loan Agreements may be used for financing of equipment between us and the lenders pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.
As of June 30, 2026 and December 31, 2025, we had one outstanding Equipment Note collateralized by equipment and vehicles owned by us. As of June 30, 2026 and December 31, 2025, we also had one other equipment note outstanding collateralized by a vehicle owned by us. The outstanding balance of all equipment notes was $9.4 million as of June 30, 2026 and $11.6 million as of December 31, 2025. As of June 30, 2026, we had outstanding short-term equipment notes of approximately $4.7 million and outstanding long-term equipment notes of approximately $4.7 million. As of December 31, 2025, we had outstanding short-term and long-term equipment notes of approximately $4.6 million and $7.0 million, respectively.
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
The outstanding balance of operating lease obligations was $56.2 million as of June 30, 2026, consisting of short-term and long-term operating lease obligations of approximately $13.1 million and $43.1 million, respectively. The outstanding balance of operating lease obligations was $42.4 million as of December 31, 2025, consisting of short-term and long-term operating lease obligations of approximately $13.0 million and $29.4 million, respectively.
The outstanding balance of finance lease obligations was $1.6 million as of June 30, 2026, consisting of short-term and long-term finance lease obligations of approximately $0.8 million and $0.8 million, respectively. As of December 31, 2025, we had $2.0 million outstanding finance lease obligations, consisting of short-term and long-term finance lease obligations of approximately $0.8 million and $1.2 million, respectively.
Purchase Commitments for Construction Equipment
As of June 30, 2026, we had approximately $48.6 million in outstanding purchase obligations for certain construction equipment to be paid with cash outlays scheduled to occur in 2026 and 2027.
Performance and Payment Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds typically issued by a surety or financial institution. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse our sureties for any expenses or outlays they incur. Under our continuing indemnity and security agreements with the issuers of the bonds, we may be required to grant them a security interest relating to a particular project. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of June 30, 2026, an aggregate of approximately $2.89 billion in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $926.2 million as of June 30, 2026.
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

Concentration of Credit Risk
We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of June 30, 2026 accounts receivable for one of our customers individually accounted for approximately 15% of our consolidated accounts receivable. As of June 30, 2025, none of our customers individually exceeded 10% of our consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
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
As of June 30, 2026, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the six months ended June 30, 2026 and 2025, including instruments for trading, hedging, or speculating on changes in interest rates, changes in foreign currency rates or changes in commodity prices of materials used in our business.
Any borrowings under our Facility are based upon interest rates that will vary depending upon the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, Term CORRA, and Term SOFR Reference Rate, each as defined in the Credit Agreement. If the prime rate, Canadian prime rate, the NYFRB overnight bank funding rate, Term CORRA, or Term SOFR Reference Rate rises, any interest payment obligations under the Facility would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of June 30, 2026, we had no borrowings outstanding under the Facility. As of July 1, 2026, we had $235.0 million of borrowings outstanding under the Facility.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	2,340	$344.69	2,340	$—
May 1, 2026 - May 31, 2026	—	$—	—	$—
June 1, 2026 - June 30, 2026	—	$—	—	$—
Total	2,340	$344.69	2,340
(1) This column contains repurchases of common stock to satisfy tax obligations on the vesting of performance and restricted stock under the 2017 Long-Term Incentive Plan (as amended).
ITEM 5. OTHER INFORMATION
None of the Company’s directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2026.

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

MYR GROUP INC. (Registrant)

July 29, 2026	/s/ KELLY M. HUNTINGTON
Kelly M. Huntington Senior Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Officer)