Form 10-Q
period 2026-09-30
MYR GROUP INC.
filed 2026-10-28
CIK 700923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2026, there were 15,570,008 outstanding shares of the registrant’s $0.01 par value common stock.

Throughout this report, references to “MYR Group,” the “Company,” “we,” “us” and “our” refer to MYR Group Inc. and its consolidated subsidiaries, except as otherwise indicated or as the context otherwise requires.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MYR GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,010	$150,156
Accounts receivable, net of allowances of $1,250 and $934, respectively	799,461	603,735
Contract assets, net of allowances of $756 and $534, respectively	318,367	241,766
Current portion of receivable for insurance claims in excess of deductibles	7,861	10,122
Refundable income taxes	4,873	—
Prepaid expenses and other current assets	30,615	54,982
Total current assets	1,187,187	1,060,761
Property and equipment, net of accumulated depreciation of $443,756 and $413,962, respectively	345,614	306,386
Operating lease right-of-use assets	63,304	42,448
Goodwill	224,045	115,266
Intangible assets, net of accumulated amortization of $47,948 and $39,967, respectively	230,855	72,476
Receivable for insurance claims in excess of deductibles	22,719	21,358
Deferred income taxes	18,264	12,723
Investment in joint ventures	3,258	3,224
Other assets	12,300	9,437
Total assets	$2,107,546	$1,644,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$16,988	$4,554
Current portion of operating lease obligations	14,572	13,019
Current portion of finance lease obligations	1,064	804
Accounts payable	385,259	314,789
Contract liabilities, net	280,540	300,560
Current portion of accrued self-insurance	29,935	28,499
Accrued income taxes	129	15,129
Other current liabilities	160,910	117,923
Total current liabilities	889,397	795,277
Deferred income tax liabilities	95,473	50,119
Long-term debt	198,782	54,483
Accrued self-insurance	43,838	42,827
Operating lease obligations, net of current maturities	48,359	29,429
Finance lease obligations, net of current maturities	1,348	1,220
Other liabilities	11,364	10,301
Total liabilities	1,288,561	983,656
Commitments and contingencies
Shareholders’ equity:
Preferred stock—$0.01 par value per share; 4,000,000 authorized shares; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock—$0.01 par value per share; 100,000,000 authorized shares; 15,570,008 and 15,522,834 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	155	155
Additional paid-in capital	170,292	165,211
Accumulated other comprehensive loss	(11,071)	(8,183)
Retained earnings	659,609	503,240
Total shareholders’ equity	818,985	660,423
Total liabilities and shareholders’ equity	$2,107,546	$1,644,079
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Contract revenues	$1,259,032	$950,400	$3,341,139	$2,684,345
Contract costs	1,087,791	838,508	2,892,785	2,371,841
Gross profit	171,241	111,892	448,354	312,504
Selling, general and administrative expenses	81,517	65,919	225,349	191,756
Amortization of intangible assets	6,087	1,214	8,514	3,613
Gain on sale of property and equipment	(1,469)	(1,512)	(3,282)	(3,213)
Income from operations	85,106	46,271	217,773	120,348
Other income (expense):
Interest income	292	197	2,068	433
Interest expense	(3,580)	(1,440)	(4,945)	(4,759)
Other income (expense), net	517	(297)	(1,405)	(1,130)
Income before provision for income taxes	82,335	44,731	213,491	114,892
Income tax expense	22,330	12,637	56,835	33,024
Net income	$60,005	$32,094	$156,656	$81,868
Income per common share:
—Basic	$3.85	$2.07	$10.06	$5.22
—Diluted	$3.82	$2.05	$9.97	$5.20
Weighted average number of common shares and potential common shares outstanding:
—Basic	15,579	15,528	15,565	15,681
—Diluted	15,721	15,631	15,715	15,752

Net income	$60,005	$32,094	$156,656	$81,868
Other comprehensive income (loss):
Foreign currency translation adjustment	56	(1,789)	(2,888)	3,205
Other comprehensive income (loss)	56	(1,789)	(2,888)	3,205
Total comprehensive income	$60,061	$30,305	$153,768	$85,073
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained
(in thousands)	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2024	$—	16,122	$161	$159,133	$(12,651)	$453,717	$600,360
Net income	—	—	—	—	—	23,308	23,308
Stock issued under compensation plans, net	—	58	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	2,333	—	—	2,333
Shares repurchased related to tax withholding for stock-based compensation	—	(19)	(1)	(2,264)	—	(186)	(2,451)
Share repurchases under share repurchase program	—	(639)	(6)	(6,303)	—	(68,691)	(75,000)
Other comprehensive income	—	—	—	—	122	—	122
Balance at March 31, 2025	—	15,522	155	152,898	(12,529)	408,148	548,672
Net income	—	—	—	—	—	26,466	26,466
Stock issued under compensation plans, net	—	3	—	—	—	—	—
Stock-based compensation expense	—	—	—	3,426	—	—	3,426
Shares repurchased related to tax withholding for stock-based compensation	—	(2)	—	(186)	—	(16)	(202)
Other comprehensive income	—	—	—	—	4,872	—	4,872
Balance at June 30, 2025	—	15,523	155	156,138	(7,657)	434,598	583,234
Net income	—	—	—	—	—	32,094	32,094
Stock-based compensation expense	—	—	—	4,049	—	—	4,049
Other comprehensive loss	—	—	—	—	(1,789)	—	(1,789)
Balance at September 30, 2025	$—	15,523	$155	$160,187	$(9,446)	$466,692	$617,588

Balance at December 31, 2025	$—	15,523	$155	$165,211	$(8,183)	$503,240	$660,423
Net income	—	—	—	—	—	46,800	46,800
Stock issued under compensation plans, net	—	70	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	3,386	—	—	3,386
Shares repurchased related to tax withholding for stock-based compensation	—	(25)	(1)	(6,223)	—	(263)	(6,487)
Other comprehensive loss	—	—	—	—	(1,303)	—	(1,303)
Balance at March 31, 2026	—	15,568	155	162,373	(9,486)	549,777	702,819
Net income	—	—	—	—	—	49,851	49,851
Stock issued under compensation plans, net	—	3	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	5,502	—	—	5,502
Shares repurchased related to tax withholding for stock-based compensation	—	(2)	(1)	(782)	—	(24)	(807)
Excise tax on share repurchases	—	—	—	(1,307)	—	—	(1,307)
Other comprehensive loss	—	—	—	—	(1,641)	—	(1,641)
Balance at June 30, 2026	—	15,569	155	165,785	(11,127)	599,604	754,417
Net income	—	—	—	—	—	60,005	60,005
Stock issued under compensation plans, net	—	1	—	—	—	—	—
Stock-based compensation expense	—	—	—	4,507	—	—	4,507
Other comprehensive income	—	—	—	—	56	—	56
Balance at September 30, 2026	$—	15,570	$155	$170,292	$(11,071)	$659,609	$818,985
The accompanying notes are an integral part of these consolidated financial statements.

MYR GROUP INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$156,656	$81,868
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization of property and equipment	51,622	45,664
Amortization of intangible assets	8,514	3,613
Stock-based compensation expense	13,395	9,808
Deferred income taxes	2,380	3,312
Gain on sale of property and equipment	(3,282)	(3,213)
Other non-cash items	586	345
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(93,939)	53,714
Contract assets, net	(21,461)	(38,538)
Receivable for insurance claims in excess of deductibles	900	(511)
Other assets	18,069	14,241
Accounts payable	33,756	4,795
Contract liabilities, net	(54,796)	(31,113)
Accrued self-insurance	2,457	2,845
Other liabilities	19,298	64,907
Net cash flows provided by operating activities	134,155	211,737
Cash flows from investing activities:
Proceeds from sale of property and equipment	4,019	6,014
Cash paid for acquired business	(324,788)	—
Purchases of property and equipment	(81,974)	(64,467)
Net cash flows used in investing activities	(402,743)	(58,453)
Cash flows from financing activities:
Borrowings under revolving lines of credit	786,645	635,003
Repayments under revolving lines of credit	(824,059)	(633,048)
Borrowing under term loans	199,287	—
Payment of principal obligations under equipment notes	(4,596)	(4,360)
Payment of principal obligations under finance leases	(668)	(844)
Repurchase of common stock	(1,307)	(75,000)
Debt refinancing costs	(3,634)	—
Payments related to tax withholding for stock-based compensation	(7,294)	(2,653)
Other financing activities	254	—
Net cash flows provided by (used in) financing activities	144,628	(80,902)
Effect of exchange rate changes on cash	(186)	365
Net increase (decrease) in cash and cash equivalents	(124,146)	72,747
Cash and cash equivalents:
Beginning of period	150,156	3,464
End of period	$26,010	$76,211
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
The most significant estimates are related to estimates of costs to complete contracts, variable consideration inclusive of pending change orders and claims, shared savings, useful lives of property and equipment, insurance reserves, the recognition and measurement of current and deferred income taxes, including the measurement of certain tax positions, estimates surrounding stock-based compensation, acquisition-related contingent earn-out consideration liabilities, the recoverability of goodwill and intangibles and allowance for doubtful accounts. The Company estimates a cost accrual every quarter that represents costs incurred but not invoiced for services performed or goods delivered during the period, and estimates revenue from the contract cost portion of these accruals based on current gross margin rates to be consistent with its cost method of revenue recognition.
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
As of September 30, 2026 and December 31, 2025, the Company had recognized revenues of $43.2 million and $23.5 million, respectively, related to large change orders and/or claims that had been included as contract price adjustments on certain contracts, some of which are multi-year projects. These change orders and/or claims are in the process of being negotiated in the normal course of business, and a portion of these recognized revenues had been included in multiple periods.
The cost-to-cost method of accounting requires the Company to make estimates about the expected revenue and gross profit on each of its contracts in process. During the three months ended September 30, 2026, net changes in estimates pertaining to certain projects increased consolidated gross margin by 0.4%, which resulted in increases in operating income of $5.3 million, net income of $3.8 million and diluted earnings per common share of $0.24. During the nine months ended September 30, 2026, changes in estimates pertaining to certain projects increased consolidated gross margin by 0.6% and resulted in increases in operating income of $20.9 million, net income of $19.2 million and diluted earnings per common share of $1.22. Additional discussion on the impact of these estimate changes can be found in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations.”
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
Foreign Currency
The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the end-of-period exchange rate. Revenues and expenses are translated using average exchange rates for the periods reported. Equity accounts are translated at historical rates. Cumulative translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. Foreign currency transaction gains and losses, arising primarily from changes in exchange rates on short-term monetary assets and liabilities, and intercompany loans that are not deemed long-term investment accounts are recorded in the “other income, net” line on the Company’s consolidated statements of operations. Foreign currency gains and losses, recorded in other income, net, for the three months ended September 30, 2026 and 2025 were $0.4 million and $0.3 million, respectively. Foreign currency losses, recorded in other income, net, for the nine months ended September 30, 2026 and 2025 were $1.6 million and $1.1 million, respectively. Foreign currency translation gains and losses, arising from intercompany loans that are deemed long-term investment accounts, are recorded in the foreign currency translation adjustment line on the Company’s consolidated statements of comprehensive income.
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
2. Acquisition
Valley Holdings I, Inc.
On July 1, 2026, the Company acquired all issued and outstanding shares of capital stock of Valley Holdings I, Inc. and its subsidiaries (collectively, “Valley"), a full-service electrical contractor based in Everett, Washington. The Company paid initial cash consideration of $325.4 million at closing, net of cash acquired, funded through a combination of approximately $93.0 million of cash on hand and the remaining amount borrowed under its Prior Revolving Facility (as defined in Note 6—Debt), which initial consideration was subsequently reduced by $0.6 million for estimated net asset and other adjustments for total consideration of $324.8 million.

The purchase agreement for the Valley acquisition provides for additional contingent consideration, which may become payable based on the achievement of certain performance targets over a three-year post-acquisition period. As of the acquisition date, the fair value of the contingent consideration was $2.0 million. The future payout of the contingent consideration, if any, is unlimited and could be significantly higher than the acquisition date fair value. If the minimum thresholds of the performance targets are achieved, the contingent consideration payment will be approximately $22.5 million. There were no changes in contingent earn-out consideration, subsequent to the acquisition, for the three months ended September 30, 2026. The purchase agreement for the Valley acquisition also provides for additional contingent compensation for key executives of Valley, which may become payable based on the achievement of certain performance targets and continued employment of certain key executives of Valley over three- and five-year post-acquisition periods. The related contingent compensation expense will be recognized in the consolidated statements of operations over the post-acquisition periods, using a calculated estimate that may increase or decrease based on Valley's financial results for such periods. For the three months ended September 30, 2026, the Company recognized $0.7 million of compensation expense associated with these contingent payments. The results of the Valley acquisition were included in the Company’s consolidated financial statements beginning on the transaction date. During the three and nine months ended September 30, 2026, the Company recognized approximately $0.1 million and $1.4 million, respectively, of acquisition-related costs associated with this acquisition, which were recorded in selling, general and administrative expenses on the Company’s consolidated statement of operations.
The purchase agreement for the Valley acquisition also provides for additional contingent consideration for downside margin guarantee adjustments, and downside and upside margin guarantee adjustments for a certain project, which are based upon certain contract performance subsequent to the acquisition. The contracts were valued at fair value at the acquisition date, causing no margin guarantee estimate or adjustments for fair value. Unfavorable changes in contract estimates, such as modified costs to complete or change order recognition, will result in changes to these margin guarantee estimates. Changes in margin guarantee adjustments on contracts subsequent to the acquisition will be recorded in other income. The Company did not record any margin guarantee adjustments during the three months ended September 30, 2026. Future margin guarantee adjustments, if any, are expected to be recognized over a three-year post-acquisition period.

The following table summarizes the preliminary allocation of the opening balance sheet as of the date of the Valley acquisition through September 30, 2026:

(in thousands)	July 1, 2026 acquisition date (initial estimates)
Cash paid	$331,043
Contingent consideration - fair value at acquisition date	2,000
Preliminary estimated net asset and other adjustments	(636)
Total consideration, net of estimated net asset adjustments	332,407
Less: Acquired cash	(5,619)
Total consideration less cash acquired, net of estimated net asset and other adjustments	$326,788

Cash and cash equivalents	$5,619
Accounts receivable	97,662
Contract assets, net	56,053
Prepaid expenses and other current assets	2,078
Property and equipment	9,737
Intangible assets	168,000
Operating lease right-of-use assets	9,875
Other assets	1,185
Current portion of long-term debt	(162)
Accounts payable	(36,705)
Contract liabilities, net	(35,389)
Current portion of operating lease obligations	(1,974)
Current portion of finance lease obligations	(206)
Accrued salaries and benefits	(6,971)
Other current liabilities	(1,085)
Deferred income tax liabilities	(37,507)
Operating lease obligations, net of current maturities	(7,591)
Finance lease obligations, net of current maturities	(581)
Long-term debt	(126)
Total identifiable assets and liabilities	221,912
Goodwill	$110,495
The following table summarizes the estimated fair value of identifiable intangible assets and the related weighted average amortization periods as of the date of the Valley acquisition.

	Estimated Fair Value at Acquisition Date	Weighted Average Amortization Period at Acquisition Date
	(in thousands)	(in years)
Amortizable Intangible Assets
Customer relationships	$100,000	12.0
Backlog	25,000	2.3
Total amortizable intangible assets	125,000	11.6
Indefinite-lived Intangible Assets
Trade name	43,000	Indefinite
Total intangible assets	$168,000

The Company has developed preliminary estimates of fair value of the assets acquired and liabilities assumed for the purposes of allocating the purchase price. During the three months ended September 30, 2026, the Company recorded certain measurement period adjustments related to various working capital, property and equipment, intangible asset and deferred tax accounts determined during our purchase price allocation procedures. The goodwill to be recognized, which represents the excess of the purchase price over the net amount of the fair value assigned to assets acquired and liabilities assumed, is primarily attributable to the value of an assembled workforce and other non-identifiable assets. No synergies were anticipated in the acquisition as Valley will function as an individual business within the Company’s operating structure. Further adjustments are expected to the allocation as deferred taxes, net asset adjustments and third-party valuations of contingent earn-out consideration, acquired right-of-use assets and lease liabilities and identifiable intangible assets, including backlog, customer relationships, trade name and off-market components, are finalized. The Company expects $3.6 million of goodwill to be deductible for tax purposes.
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
The Company’s consolidated balance sheets present contract assets, which contain unbilled revenue and contract retainages associated with contract work that has been completed and billed but not paid by customers, pursuant to retainage provisions, that are generally due once the job is completed and approved. The allowance for doubtful accounts associated with contract assets was $0.8 million as of September 30, 2026 and $0.5 million as of December 31, 2025.
Contract assets consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Unbilled revenue, net	$240,259	$160,543
Contract retainages, net	78,108	81,223
Contract assets, net	$318,367	$241,766
The Company’s consolidated balance sheets present contract liabilities that contain deferred revenue, an accrual for contracts in a loss provision and retainage receivables.
Contract liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Deferred revenue	$393,544	$386,071
Accrued loss provision	11,184	13,084
Less, retainage receivables	(124,188)	(98,595)
Contract liabilities, net	$280,540	$300,560

The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	September 30, 2026	December 31, 2025	Change
Contract assets, net	$318,367	$241,766	$76,601
Contract liabilities, net	(280,540)	(300,560)	20,020
Net contract assets (liabilities)	$37,827	$(58,794)	$96,621
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing of the Company’s billings in relation to its performance of work. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $38.3 million and $182.0 million for the three and nine months ended September 30, 2026, respectively. The amounts of revenue recognized in the period that were included in the opening contract liability balances were $34.8 million and $148.9 million for the three and nine months ended September 30, 2025, respectively. This revenue consists primarily of work performed on previous billings to customers.
The net liability position for contracts in process consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Costs and estimated earnings on uncompleted contracts	$11,716,976	$8,368,365
Less: billings to date	11,870,261	8,593,893
	$(153,285)	$(225,528)
The net liability position for contracts in process is included within the contract asset and contract liability in the accompanying consolidated balance sheets as follows:

(in thousands)	September 30, 2026	December 31, 2025
Unbilled revenue, net	$240,259	$160,543
Deferred revenue, net	(393,544)	(386,071)
	$(153,285)	$(225,528)

4. Lease Obligations
From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from less than one to eleven years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. Currently, all the Company’s leases contain fixed payment terms. The Company may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease. Additionally, all of the Company's month-to-month leases are cancelable, by the Company or the lessor, at any time and are not included in our right-of-use asset or liability. At September 30, 2026, the Company had several leases with residual value guarantees. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is ongoing and the purchase option price is attractive. Leases are accounted for as operating or finance leases, depending on the terms of the lease.

The following is a summary of the lease-related assets and liabilities recorded:

		September 30, 2026	December 31, 2025
(in thousands)	Classification on the Consolidated Balance Sheet
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$63,304	$42,448
Finance lease right-of-use assets	Property and equipment, net of accumulated depreciation	2,464	1,910
Total right-of-use lease assets		$65,768	$44,358

Liabilities
Current
Operating lease obligations	Current portion of operating lease obligations	$14,572	$13,019
Finance lease obligations	Current portion of finance lease obligations	1,064	804
Total current obligations		15,636	13,823
Non-current
Operating lease obligations	Operating lease obligations, net of current maturities	48,359	29,429
Finance lease obligations	Finance lease obligations, net of current maturities	1,348	1,220
Total non-current obligations		49,707	30,649
Total lease obligations		$65,343	$44,472
The following is a summary of the lease terms and discount rates:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term - finance leases	2.5 years	2.5 years
Weighted-average remaining lease term - operating leases	4.8 years	3.7 years
Weighted-average discount rate - finance leases	4.0%	3.9%
Weighted-average discount rate - operating leases	4.0%	4.0%
The following is a summary of certain information related to the lease costs for finance and operating leases:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$142	$242	$427	$736
Interest on lease liabilities	25	23	62	77
Operating lease cost	5,877	4,776	16,028	13,750
Variable lease costs	127	109	379	332
Total lease cost	$6,171	$5,150	$16,896	$14,895

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Nine months ended September 30,
(in thousands)	2026	2025
Other information:
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$15,936	$13,673
Right-of-use asset obtained in exchange for new operating lease obligations	$34,648	$14,123
Right-of-use asset obtained in exchange for new finance lease obligations	$1,100	$—
The future undiscounted minimum lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets, under financial leases, less interest, and under operating leases, less imputed interest, as of September 30, 2026 were as follows:

(in thousands)	Finance Lease Obligations	Operating Lease Obligations	Total Lease Obligations
Remainder of 2026	$285	$5,946	$6,231
2027	1,142	18,743	19,885
2028	678	16,169	16,847
2029	244	12,934	13,178
2030	144	7,992	8,136
2031	56	4,090	4,146
Thereafter	—	7,840	7,840
Total minimum lease payments	2,549	73,714	76,263
Financing component	(137)	(10,783)	(10,920)
Net present value of minimum lease payments	2,412	62,931	65,343
Less: current portion of finance and operating lease obligations	(1,064)	(14,572)	(15,636)
Long-term finance and operating lease obligations	$1,348	$48,359	$49,707
The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
Certain subsidiaries of the Company have ongoing operating leases for facilities that were entered into or extended with third-party companies that, are or were, owned in whole or part, by employees of the subsidiaries at the time of the transaction. The terms and rental rates of these leases are at or below market rental rates. Lease expense associated with these leases was $0.7 million and $2.0 million for the three and nine months ended September 30, 2026 and $0.7 million and $1.9 million for the three and nine months ended September 30, 2025. As of September 30, 2026, the minimum lease payments required under these leases totaled $4.9 million, which are due over the next 2.9 years.
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

As of September 30, 2026 and December 31, 2025, the Company determined that the carrying value of cash and cash equivalents approximated fair value based on Level 1 inputs. As of September 30, 2026 and December 31, 2025, the fair value of the Company’s long-term debt and finance lease obligations was based on Level 2 inputs. The Company’s long-term debt was based on variable and fixed interest rates at September 30, 2026 and December 31, 2025, for new issues with similar remaining maturities, and approximated carrying value. In addition, based on borrowing rates currently available to the Company for borrowings with similar terms, the carrying value of the Company’s finance lease obligations also approximated fair value.
As of September 30, 2026, the fair values of the Company’s contingent consideration liability associated with the Valley acquisition were based on Level 3 inputs. The contingent consideration recorded represents the estimated fair values of future amounts potentially payable to the former owners of Valley and was initially determined using a Monte Carlo simulation valuation methodology based on probability-weighted performance projections and other inputs, including a discount rate and an expected volatility factor. The fair value of this contingent consideration liability will be evaluated on an ongoing basis by management. Accordingly, the level of inputs used for these fair value measurements is the lowest level (Level 3). Significant changes in any of these assumptions could result in a significantly higher or lower potential liability.
6. Debt
The table below reflects the Company’s total debt, including borrowings under its credit agreement and master loan agreements for equipment notes:

(dollar amounts in thousands)	Inception Date	Stated Interest Rate (per annum)	Payment Frequency	Term (years)	Outstanding Balance as of September 30, 2026	Outstanding Balance as of December 31, 2025
Credit Agreement
Revolving loan	9/8/2026	Variable	Variable	5	$10,000	$47,414
U.S. term loan	9/8/2026	Variable	Quarterly	5	150,000	—
Canadian term loan	9/8/2026	Variable	Quarterly	5	49,287	—

Equipment Notes
Equipment Note 10	8/26/2022	4.32%	Semi-annual	5	7,066	11,605
Other equipment notes	4/11/2022 to 5/27/2030	0% - 7.35%	Monthly	3 - 5	249	18
					7,315	11,623
Term loan - debt issuance costs					(832)	—
Total debt					215,770	59,037
Less: current portion of long-term debt					(16,988)	(4,554)
Long-term debt					$198,782	$54,483
Credit Agreement
On September 8, 2026, the Company entered into a five-year Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A., Bank of America, N.A. and Wells Fargo Bank, National Association. The Credit Agreement provides for a revolving credit facility of $690 million (the “Revolving Facility”) and a term loan credit facility consisting of a U.S. Dollar tranche of $150 million and a Canadian Dollar tranche of C$70 million (the “Term Facility” and, together with the Revolving Facility, the “Facilities”). The Revolving Facility allows for revolving loans in Canadian dollars and other non-US currencies, up to the U.S. dollar equivalent of $200 million. The Credit Agreement also allows for up to $100 million of letters of credit and up to $25 million of swingline loans. The Company has an expansion option to increase the commitments under the Revolving Facility or enter into incremental term loans, subject to certain conditions, up to an additional $445 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, borrowings under the Facilities are secured by substantially all of the assets of the Company and its domestic subsidiaries, and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. In addition, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. The Credit Agreement also provides for customary events of default. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facilities may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement are generally used to refinance existing indebtedness and for future working capital, capital expenditures, acquisitions and other general corporate purposes.

The Credit Agreement amended and restated the Company’s five-year amended and restated credit agreement, dated May 31, 2023, as amended, which included a $490 million revolving credit facility (the “Prior Revolving Facility”) and a $200 million expansion option.
Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.25% to 1.00%; or (2) the Term Benchmark Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 2.00%. The applicable margin is determined based on the Company’s Net Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the Revolving Facility are subject to a letter of credit fee of 1.25% to 2.00% for standby letters of credit or 0.625% to 1.00% for commercial letters of credit, in each case based on the Company’s Net Leverage Ratio. The Company is also subject to a commitment fee of 0.20% to 0.30%, based on the Company’s Net Leverage Ratio, on any unused portion of the Revolving Facility. The Credit Agreement restricts certain types of payments when the Company’s Net Leverage Ratio, after giving pro forma effect to those payments, exceeds 2.75. The weighted average interest rate on borrowings outstanding on the Facilities was 5.01%, per annum, for the nine months ended September 30, 2026. The weighted average interest rate on borrowings outstanding on the Prior Revolving Facility was 4.92%, per annum, for the nine months ended September 30, 2025.
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants, including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of September 30, 2026.
As of September 30, 2026, the Company had $10.0 million of borrowings outstanding under the Revolving Facility and letters of credit outstanding under the Revolving Facility of $29.5 million related to the Company's payment obligation under its insurance programs.
As of December 31, 2025, the Company had $47.4 million of borrowings outstanding under the Prior Revolving Facility and letters of credit outstanding under the Prior Revolving Facility of $34.3 million, including $34.2 million related to the Company's payment obligation under its insurance programs and $0.1 million related to contract performance obligations.
As of September 30, 2026, the Company had $199.3 million of borrowings outstanding under the Term Facility, consisting of approximately $10.0 million of short-term debt and approximately $189.3 million of long-term debt.
The Company had remaining deferred debt issuance costs totaling $4.6 million as of September 30, 2026, related to the line of credit and Facilities. As permitted, debt issuance costs associated with the Company's Revolving Facility have been deferred and are presented as an asset within other assets, which is amortized as interest expense over the term of the Revolving Facility. Debt issuance costs associated with the Company's Term Facility have been deferred and are presented as a reduction of the outstanding loan balance and will be amortized as interest expense over the term of the Term Facility. Unamortized deferred debt issuance costs totaling $0.9 million relating to the Prior Revolving Facility will be amortized over the life of the Revolving Facility. The Company had remaining deferred debt issuance costs related to the Prior Revolving Facility totaling $1.2 million as of December 31, 2025.
Equipment Notes
The Company has entered into Master Equipment Loan and Security Agreements (the “Master Loan Agreements”) with multiple finance companies. The Master Loan Agreements may be used for the financing of equipment between the Company and the lenders pursuant to one or more equipment notes ("Equipment Note"). Each Equipment Note executed under the Master Loan Agreements constitutes a separate, distinct and independent financing of equipment and a contractual obligation of the Company, which may contain prepayment clauses. As of September 30, 2026, the Company had one Equipment Note outstanding under the Master Loan Agreements that is collateralized by equipment and vehicles owned by the Company.
As of September 30, 2026, the Company had other equipment notes outstanding that are collateralized by equipment owned by the Company, some of which were assumed in connection with the Valley acquisition. As of September 30, 2026, the weighted average interest rate on the other equipment notes was 1.65% per annum, with a weighted average remaining term of 2.6 years.

The following table sets forth the remaining principal payments for all of the Company’s outstanding equipment notes and Term Facility as of September 30, 2026:

(in thousands)	Future Equipment Notes Principal Payments	Future Term Facility Principal Payments	Total
Remainder of 2026	$41	$2,491	$2,532
2027	7,165	9,964	17,129
2028	49	9,964	10,013
2029	45	9,964	10,009
2030	15	9,964	9,979
2031	—	156,940	156,940
Total future principal payments	$7,315	$199,287	$206,602
7. Revenue Recognition
Disaggregation of Revenue
A majority of the Company’s revenues are earned through contracts with customers that normally provide for payment upon completion of specified work or units of work as identified in the contract. Although there is considerable variation in the terms of these contracts, they are primarily structured as fixed price contracts, under which the Company agrees to perform a defined scope of a project for a fixed amount, or unit-price contracts, under which the Company agrees to do the work at a fixed price per unit of work as specified in the contract. The Company also enters into time-and-equipment and time-and-materials contracts under which the Company is paid for labor and equipment at negotiated hourly billing rates and for other expenses, including materials, as incurred at rates agreed to in the contract. Finally, the Company sometimes enters into cost-plus contracts, where the Company is paid for costs plus a negotiated margin. On occasion, time-and-equipment, time-and-materials and cost-plus contracts require the Company to include a guarantee not-to-exceed a maximum price.
Historically, fixed price and unit price contracts have had the highest potential margins; however, they have had a greater risk in terms of profitability because cost overruns may not be recoverable. Time-and-equipment, time-and-materials and cost-plus contracts have historically had less margin upside, but generally have had a lower risk of cost overruns. The Company also provides services under master service agreements (“MSAs”) and other variable-term service agreements. MSAs normally cover maintenance, upgrade and extension services, as well as new construction. Work performed under MSAs is typically billed on a unit-price, time-and-materials or time-and-equipment basis. MSAs are typically one to four years in duration; however, most of the Company’s contracts, including MSAs, may be terminated by the customer on short notice, typically 30 to 90 days, even if the Company is not in default under the contract. Under MSAs, customers generally agree to use the Company for certain services in a specified geographic region. Most MSAs include no obligation for the contract counterparty to assign specific volumes of work to the Company and do not require the counterparty to use the Company exclusively, although in some cases the MSA contract gives the Company a right of first refusal for certain work.
In the first quarter of 2026, the Company updated its presentation of disaggregated revenue in the T&D segment to no longer present disaggregated revenue by market type. This update was made to better align external reporting with how management evaluates the effect of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows. Additional information on the Company’s segments is provided in Note 11–Segment Information.

The components of the Company’s revenue by contract type for the three months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30, 2026
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$173,356	31.3%	$636,358	90.3%	$809,714	64.3%
Unit price	208,967	37.7	23,374	3.3	232,341	18.5
T&E	172,221	31.0	44,756	6.4	216,977	17.2
	$554,544	100.0%	$704,488	100.0%	$1,259,032	100.0%

	Three months ended September 30, 2025
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$160,811	31.9%	$381,026	85.3%	$541,837	57.0%
Unit price	204,438	40.6	20,259	4.5	224,697	23.6
T&E	138,187	27.5	45,679	10.2	183,866	19.4
	$503,436	100.0%	$446,964	100.0%	$950,400	100.0%
The components of the Company’s revenue by contract type for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine months ended September 30, 2026
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$482,171	29.8%	$1,520,346	88.3%	$2,002,517	59.9%
Unit price	635,585	39.2	50,575	2.9	686,160	20.6
T&E	501,780	31.0	150,682	8.8	652,462	19.5
	$1,619,536	100.0%	$1,721,603	100.0%	$3,341,139	100.0%

	Nine months ended September 30, 2025
	T&D		C&I		Total
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Fixed price	$512,379	34.8%	$1,004,813	82.8%	$1,517,192	56.5%
Unit price	547,562	37.2	58,172	4.8	605,734	22.6
T&E	411,538	28.0	149,881	12.4	561,419	20.9
	$1,471,479	100.0%	$1,212,866	100.0%	$2,684,345	100.0%
Remaining Performance Obligations
As of September 30, 2026, the Company had $3.37 billion of remaining performance obligations. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. The timing of when remaining performance obligations are recognized is evaluated quarterly and is largely driven by the estimated start date and duration of the underlying projects.

The following table summarizes the amount of remaining performance obligations as of September 30, 2026 that the Company expects to be realized and the amount of the remaining performance obligations that the Company reasonably estimates will be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months.

	Remaining Performance Obligations at September 30, 2026
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months
T&D	$987,673	$735,639	$252,034
C&I	2,379,477	1,796,826	582,651
Total	$3,367,150	$2,532,465	$834,685
The Company estimates approximately 90% or more of the remaining performance obligations will be recognized within twenty-four months, including approximately 75% of the remaining performance obligations estimated to be recognized within twelve months, although the timing of the Company’s performance is not always under its control. The timing of when remaining performance obligations are recognized by the Company can vary considerably and is impacted by multiple variables including, but not limited to: changes in the estimated versus actual start time of a project; the availability of labor, equipment and materials; changes in project workflow; weather; project delays and accelerations; and the timing of final contract settlements. Additionally, the difference between the remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s MSAs under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to backlog is provided in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
8. Income Taxes
The U.S. federal statutory tax rate was 21% for each of the three and nine months ended September 30, 2026 and 2025. The Company’s effective tax rate for the three and nine months ended September 30, 2026 was 27.1% and 26.6%, respectively, of pretax income compared to the effective tax rate for the three and nine months ended September 30, 2025 of 28.3% and 28.7%, respectively.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rates for the three and nine months ended September 30, 2026 was primarily due to state income taxes and the impact of the net controlled foreign corporation tested income (“NCTI”) and other permanent difference items, partially offset by a favorable impact from stock compensation excess tax benefits.
The difference between the U.S. federal statutory tax rate and the Company’s effective tax rates for the three and nine months ended September 30, 2025 was primarily due to permanent difference items and state income taxes.
The Company has recorded a liability for unrecognized tax benefits of approximately $0.6 million and $0.4 million as of September 30, 2026 and December 31, 2025, respectively, which were included in other liabilities in the accompanying consolidated balance sheets.
The Company’s policy is to recognize interest and penalties related to income tax liabilities as a component of income tax expense in the consolidated statements of operations. The amount of interest and penalties charged to income tax expense related to unrecognized tax benefits was not significant for the three and nine months ended September 30, 2026 and 2025.
The Company is subject to taxation in various jurisdictions. The Company’s 2022 through 2025 tax returns are subject to examination by U.S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2021 through 2025. The Company’s 2022 through 2025 Canadian tax returns are subject to examination by the Canadian Revenue Agency.
9. Commitments and Contingencies
Purchase Commitments
As of September 30, 2026, the Company had approximately $41.0 million in outstanding purchase orders for certain construction equipment, with cash payments scheduled to occur in 2026 and 2027.

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
Performance and Payment Bonds and Parent Guarantees
In certain circumstances, the Company is required to provide performance and payment bonds in connection with its future performance on certain contractual commitments. The Company has indemnified its sureties for any expenses paid out under these bonds. As of September 30, 2026, an aggregate of approximately $3.76 billion in original face amount of bonds issued by the Company’s sureties were outstanding. The Company estimated the remaining cost to complete these bonded projects was approximately $1.09 billion as of September 30, 2026.
From time to time, the Company guarantees the obligations of wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease agreements, and, in some states, obligations in connection with obtaining contractors’ licenses. Additionally, from time to time the Company is required to post letters of credit to guarantee the obligations of wholly owned subsidiaries, which reduces the borrowing availability under the Revolving Facility.
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

10. Stock-Based Compensation
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
During the nine months ended September 30, 2026, the Company granted time-vested stock awards covering 33,562 shares of common stock under the LTIP, which vest ratably over three years for employee awards and after one year for non-employee director awards, at a weighted average grant date fair value of $280.22. During the nine months ended September 30, 2026, time-vested stock awards covering 52,067 shares of common stock vested at a weighted average grant date fair value of $133.95.
During the nine months ended September 30, 2026, the Company granted 28,718 performance share awards under the LTIP at target, which will cliff vest, if earned, on December 31, 2028, at a weighted average grant date fair value of $319.59. The number of shares ultimately earned under a performance award may vary from zero to 200% of the target shares granted, based upon the Company’s performance compared to certain financial and other metrics. The metrics used were determined at the time of the grant by the Compensation Committee of the Board of Directors and were either based on internal measures, such as the Company’s financial performance compared to targets, or on a market-based metric, such as the Company’s stock performance compared to a peer group. Performance awards granted cliff vest following the performance period if the stated performance targets and minimum service requirements are attained and are paid in shares of the Company’s common stock.
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
The information in the following table is derived from the segment’s internal financial reports used for corporate management purposes:

	For the Three Months Ended September 30, 2026
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$554,544	$704,488	$—	$1,259,032
Operating costs (1)	502,910	642,872	28,144	1,173,926
Income from operations	51,634	61,616	(28,144)	85,106
Other income (expense):
Interest income				292
Interest expense				(3,580)
Other income, net				517
Income before provision for income taxes				82,335
Income tax expense				22,330
Net income				$60,005

	For the Three Months Ended September 30, 2025
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$503,436	$446,964	$—	$950,400
Operating costs (1)	461,975	418,381	23,773	904,129
Income from operations	41,461	28,583	(23,773)	46,271
Other income (expense):
Interest income				197
Interest expense				(1,440)
Other expense, net				(297)
Income before provision for income taxes				44,731
Income tax expense				12,637
Net income				$32,094

	For the Nine Months Ended September 30, 2026
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$1,619,536	$1,721,603	$—	$3,341,139
Operating costs (1)	1,466,179	1,575,494	81,693	3,123,366
Income from operations	153,357	146,109	(81,693)	217,773
Other income (expense):
Interest income				2,068
Interest expense				(4,945)
Other expense, net				(1,405)
Income before provision for income taxes				213,491
Income tax expense				56,835
Net income				$156,656

	For the Nine Months Ended September 30, 2025
(in thousands)	T&D	C&I	General Corporate	Consolidated
Contract revenues	$1,471,479	$1,212,866	$—	$2,684,345
Operating costs (1)	1,353,332	1,144,913	65,752	2,563,997
Income from operations	118,147	67,953	(65,752)	120,348
Other income (expense):
Interest income				433
Interest expense				(4,759)
Other expense, net				(1,130)
Income before provision for income taxes				114,892
Income tax expense				33,024
Net income				$81,868
(1) Operating costs include T&D, C&I and general corporate portion of contract costs, selling, general and administrative expenses, amortization of intangible assets and gain on sale of property and equipment. The expenses found in these other segment items are generally viewed as operating costs by the CODM and are not considered individually significant segment reporting items.
No customer represented 10% or greater of the Company’s consolidated revenues during the three months ended September 30, 2026. Revenues from one customer of the Company’s T&D segment represented approximately 10.8% of the Company’s consolidated revenues for the nine months ended September 30, 2026. Revenues from one customer of the Company’s T&D segment represented approximately 10.4% of the Company’s consolidated revenues for the three months ended September 30, 2025. No customer represented 10% or greater of the Company’s consolidated revenues during the nine months ended September 30, 2025.
The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Identifiable assets, consisting of contract receivables, contract assets, construction materials inventory, goodwill and intangibles. As of September 30, 2026 and December 31, 2025, there were $141.8 million and $169.0 million, respectively, of identifiable assets attributable to Canadian operations. The table below reflects the identifiable assets for each segment.

(in thousands)	September 30, 2026	December 31, 2025
T&D	$591,796	$553,597
C&I	975,017	474,791
General Corporate	540,733	615,691
	$2,107,546	$1,644,079

An allocation of total depreciation, including depreciation of shared construction equipment, and amortization to each segment is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
T&D	$48,859	$42,737
C&I	11,277	6,540
	$60,136	$49,277
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
Net income and the weighted average number of common shares used to compute basic and diluted earnings per share were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income	$60,005	$32,094	$156,656	$81,868

Denominator:
Weighted average common shares outstanding	15,579	15,528	15,565	15,681
Weighted average dilutive securities	142	103	150	71
Weighted average common shares outstanding, diluted	15,721	15,631	15,715	15,752

Income per common share:
Basic	$3.85	$2.07	$10.06	$5.22
Diluted	$3.82	$2.05	$9.97	$5.20
For the three and nine months ended September 30, 2026 and the nine months ended September 30, 2025, certain common stock equivalents were excluded from the calculation of dilutive securities because their inclusion would have been anti-dilutive.
The following table summarizes the shares of common stock underlying the Company’s unvested time-vested stock awards and performance awards that were excluded from the calculation of dilutive securities:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Time-vested stock awards	—	—	—	1
Performance awards	10	—	10	19

Share Repurchases
During the nine months ended September 30, 2026, the Company repurchased 27,006 shares of stock, for approximately $7.3 million, from its employees to satisfy tax obligations on shares vested under the LTIP. During the nine months ended September 30, 2025, the Company repurchased 20,504 shares of stock, for approximately $2.7 million, from its employees to satisfy tax obligations on shares vested under the LTIP.
On October 28, 2026, the Company announced that its Board of Directors approved a new share repurchase program (the “Repurchase Program”), which will be effective on November 4, 2026, and authorizes the Company to repurchase, in the aggregate, up to $100.0 million of its outstanding shares of common stock. The Repurchase Program will expire on November 3, 2027, or when the authorized funds are exhausted, whichever is earlier.

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
We had consolidated revenues for the nine months ended September 30, 2026 of $3.34 billion, of which 51.5% was attributable to our C&I customers and 48.5% was attributable to our T&D customers. Our consolidated revenues for the nine months ended September 30, 2025 were $2.68 billion. For the nine months ended September 30, 2026, our net income and EBITDA(1) were $156.7 million and $276.5 million, respectively, compared to $81.9 million and $168.5 million, respectively, for the nine months ended September 30, 2025.
We believe there is an ongoing need for utilities to sustain investment in their transmission and distribution systems to improve reliability, reduce congestion, connect to new power generation sources, support future load growth, and conduct proper maintenance. We also believe the increased storm activity and destruction caused by wildfires will cause a push to strengthen transmission and distribution systems against catastrophic damage. Transmission and distribution systems may also require upgrades to accommodate additional energy resources and increased electrification. Consequently, we believe that we will see continued healthy bidding activity going forward. The timing of multi-year transmission project awards, along with the related distribution systems and other substantial construction activity is difficult to predict due to regulatory requirements and the permitting needed to commence construction. Any large, multi-year projects awarded in 2026 will not likely have a large impact on our 2026 results because significant construction activity would not occur until 2027 or later. Bidding and construction activities for small to medium-size transmission projects and upgrades, along with distribution systems, remain active, and we expect this trend to continue.
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
We continue to implement strategies that are designed to further expand our capabilities and effectively allocate capital. We have maintained a strong balance sheet, while also supporting our organic and acquisitive growth, as well as opportunistically repurchasing shares. On July 1, 2026, we acquired all issued and outstanding shares of capital stock of Valley Holdings I, Inc. and its subsidiaries (collectively, “Valley"), a full-service electrical contractor based in Everett, Washington, which expanded our electrical contractor operations in the western U.S. We paid initial cash consideration of $325.4 million, at closing, net of cash acquired, funded through a combination of approximately $93.0 million of cash on hand and the remaining amount borrowed under our prior revolving credit facility, which initial consideration was subsequently reduced by $0.6 million for net asset and other adjustments for total consideration of $324.8 million. The purchase agreement for the Valley acquisition also provides for additional contingent consideration and additional contingent compensation for key executives of Valley, as summarized in Note 2—Acquisition in the accompanying notes to our Consolidated Financial Statements. On October 28, 2026, the Company announced that its Board of Directors approved a new share repurchase program (the “Repurchase Program”), which will be effective on November 4, 2026, and authorizes the Company to repurchase, in the aggregate, up to $100.0 million of its outstanding shares of common stock. The Repurchase Program will expire on November 3, 2027, or when the authorized funds are exhausted, whichever is earlier. We believe the borrowing availability under our new $690 million revolving credit facility, cash on hand and future cash flow from operations will enable us to support the organic growth of our business, pursue acquisitions and opportunistically repurchase shares of our common stock.
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
Backlog
We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” A customer’s intention to award us work under a fixed price contract is not included in backlog unless there is an actual written award to perform a specific scope of work at specific terms and pricing. For many of our unit-price, time-and-equipment, time-and-materials and cost plus contracts, we only include projected revenue for a three-month period in the calculation of backlog, although these types of contracts are generally awarded as part of master service agreements that typically have a one-year to four-year duration from execution. Backlog may not accurately represent the revenues that we expect to realize during any particular period. Several factors, such as the timing of contract awards, the type and duration of contracts, and the mix of subcontractor and material costs in our projects, can impact our backlog at any point in time. Some of our revenue does not appear in our periodic backlog reporting because the award of the project, as well as the execution of the work, may all take place within the period. Our backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Backlog should not be relied upon as a stand-alone indicator of future events.
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

Our backlog was $3.68 billion at September 30, 2026 compared to $2.66 billion at September 30, 2025. Our backlog at September 30, 2026 increased $520.6 million from June 30, 2026. Backlog in the T&D segment increased $22.4 million and C&I backlog increased $498.2 million compared to June 30, 2026. Our backlog as of September 30, 2026 included our proportionate share of joint venture backlog totaling $153.0 million, compared to $158.8 million at June 30, 2026.
The following table summarizes the amount of our backlog that we believe to be firm as of the dates shown and the amount of our current backlog that we reasonably estimate will not be recognized within the next twelve months, and the amount estimated to be recognized after the next twelve months:

	Backlog at September 30, 2026
(in thousands)	Total	Amount estimated to be recognized within 12 months	Amount estimated to be recognized after 12 months	Total backlog at December 31, 2025
T&D	$1,287,966	$1,035,932	$252,034	$1,018,116
C&I	2,392,508	1,809,857	582,651	1,806,152
Total	$3,680,474	$2,845,789	$834,685	$2,824,268

Consolidated Results of Operations
The following table sets forth selected consolidated statements of operations data and such data as a percentage of revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Contract revenues	$1,259,032	100.0%	$950,400	100.0%	$3,341,139	100.0%	$2,684,345	100.0%
Contract costs	1,087,791	86.4	838,508	88.2	2,892,785	86.6	2,371,841	88.4
Gross profit	171,241	13.6	111,892	11.8	448,354	13.4	312,504	11.6
Selling, general and administrative expenses	81,517	6.5	65,919	6.9	225,349	6.7	191,756	7.1
Amortization of intangible assets	6,087	0.5	1,214	0.1	8,514	0.3	3,613	0.1
Gain on sale of property and equipment	(1,469)	(0.1)	(1,512)	(0.2)	(3,282)	(0.1)	(3,213)	(0.1)
Income from operations	85,106	6.7	46,271	5.0	217,773	6.5	120,348	4.5
Other income (expense):
Interest income	292	—	197	—	2,068	0.1	433	—
Interest expense	(3,580)	(0.2)	(1,440)	(0.2)	(4,945)	(0.2)	(4,759)	(0.2)
Other income (expense), net	517	—	(297)	(0.1)	(1,405)	—	(1,130)	—
Income before provision for income taxes	82,335	6.5	44,731	4.7	213,491	6.4	114,892	4.3
Income tax expense	22,330	1.7	12,637	1.3	56,835	1.7	33,024	1.3
Net income	$60,005	4.8%	$32,094	3.4%	$156,656	4.7%	$81,868	3.0%
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Revenues increased $308.6 million, or 32.5%, to $1.26 billion for the three months ended September 30, 2026 from $950.4 million for the three months ended September 30, 2025. The increase was primarily due to an increase of $257.5 million in C&I revenue and an increase of $51.1 million in T&D revenue. See Segment Results below for additional information and discussion related to segment revenues.

Gross margin for the three months ended September 30, 2026 increased to 13.6% compared to 11.8% for the three months ended September 30, 2025. The increase in gross margin was primarily due to significant changes in our estimated gross profit on certain projects resulting in a net gross margin increase of 0.4% for the three months ended September 30, 2026, compared to a net gross margin decrease of 0.6% for the three months ended September 30, 2025. During the three months ended September 30, 2026, significant estimate changes positively impacted gross margin by 1.1%, primarily related to better-than-anticipated productivity and favorable job close outs. In addition, significant estimate changes in gross profit negatively impacted gross margin by 0.7% and largely related to an increase in costs associated with inefficiencies on certain projects. Gross margin was also positively impacted during the three months ended September 30, 2026, by the continued benefit of higher margins on certain projects nearing completion, largely due to better-than-anticipated productivity.
Gross profit was $171.2 million for the three months ended September 30, 2026 compared to $111.9 million for the three months ended September 30, 2025. The increase of $59.3 million, or 53.0%, was due to higher margin and revenues.
Selling, general and administrative (“SG&A”) expenses were $81.5 million for the three months ended September 30, 2026 compared to $65.9 million for the three months ended September 30, 2025. The period-over-period increase of $15.6 million was primarily due to SG&A expenses associated with Valley, which was recently acquired, an increase in employee incentive compensation costs and an increase in employee-related expenses to support future growth.
Amortization of intangible assets was $6.1 million for the three months ended September 30, 2026 compared to $1.2 million for the three months ended September 30, 2025. The period-over-period increase of $4.9 million was due to amortization related to certain intangible assets acquired with Valley.
Interest expense was $3.6 million for the three months ended September 30, 2026 compared to $1.4 million for the three months ended September 30, 2025. The increase was attributable to incremental borrowings incurred in connection with the Valley acquisition.
Income tax expense was $22.3 million for the three months ended September 30, 2026, with an effective tax rate of 27.1%, compared to the income tax expense of $12.6 million for the three months ended September 30, 2025, with an effective tax rate of 28.3%. The change in the tax rate for the three months ended September 30, 2026 was primarily due to a favorable impact from state taxes, partially offset by the impact of the net controlled foreign corporation tested income (“NCTI”), other permanent difference items and a reduction in foreign tax credits.
Net income was $60.0 million for the three months ended September 30, 2026 compared to net income of $32.1 million for the three months ended September 30, 2025. The increase was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as percentage of total net sales and segment operating income as a percentage of segment net sales:

	Three months ended September 30,
	2026		2025
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$554,544	44.0%	$503,436	53.0%
Commercial & Industrial	704,488	56.0	446,964	47.0
Total	$1,259,032	100.0%	$950,400	100.0%
Operating income:
Transmission & Distribution	$51,634	9.3%	$41,461	8.2%
Commercial & Industrial	61,616	8.7	28,583	6.4
Total	113,250	9.0	70,044	7.4
General Corporate	(28,144)	(2.2)	(23,773)	(2.5)
Consolidated	$85,106	6.8%	$46,271	4.9%

Transmission & Distribution
Revenues for our T&D segment for the three months ended September 30, 2026 were $554.5 million compared to $503.4 million for the three months ended September 30, 2025, an increase of $51.1 million, or 10.2%. The increase in revenue was related to an increase of $34.0 million in revenue on T&E contracts, an increase of $12.6 million in revenue on fixed price contracts and an increase of $4.6 million in revenue on unit price contracts.
Operating income for our T&D segment for the three months ended September 30, 2026 was $51.6 million, an increase of $10.1 million, from the three months ended September 30, 2025. Operating income as a percentage of revenues for our T&D segment increased to 9.3% for the three months ended September 30, 2026 from 8.2% for the three months ended September 30, 2025. Operating income margin was positively impacted during the three months ended September 30, 2026, by the continued benefit of higher margins on certain projects nearing completion, largely due to better-than-anticipated productivity. The increase in operating income margin was also driven by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin increase of 0.4% for the three months ended September 30, 2026, compared to a net operating income margin increase of 0.2% for the three months ended September 30, 2025. During the three months ended September 30, 2026, significant estimated gross profit changes positively impacted operating income as a percentage of revenues by 0.9%, primarily related to better-than-anticipated productivity and a favorable job close out. These increases were partially offset by negative significant estimated gross profit changes totaling 0.5% and largely related to inefficiencies on certain projects.
Commercial & Industrial
Revenues for our C&I segment for the three months ended September 30, 2026 were $704.5 million compared to $447.0 million for the three months ended September 30, 2025, an increase of $257.5 million, or 57.6%. The increase in revenue was primarily related to an increase of $255.4 million in revenue on fixed priced contracts, which included incremental revenues from Valley.
Operating income for our C&I segment for the three months ended September 30, 2026 was $61.6 million, an increase of $33.0 million, over the three months ended September 30, 2025. Operating income as a percentage of revenues for our C&I segment increased to 8.7% for the three months ended September 30, 2026 from 6.4% for the three months ended September 30, 2025. The increase in operating income margin was driven by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin increase of 0.5% for the three months ended September 30, 2026, compared to a net operating income margin decrease of 1.5% for the three months ended September 30, 2025. Significant estimated gross profit changes positively impacted operating income as a percentage of revenues by 1.2%, primarily related to better-than-anticipated productivity on certain projects, most of which are nearing completion. These increases were partially offset by negative significant estimated gross profit changes totaling 0.7% and largely related to an increase in costs associated with inefficiencies on certain projects. Operating income margin was positively impacted during the three months ended September 30, 2026, by the continued benefit of higher margins on certain projects nearing completion, largely due to better-than-anticipated productivity. These increases were also partially offset by the additional $4.9 million of amortization related to certain intangibles acquired with Valley.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Revenues increased $656.8 million, or 24.5%, to $3.34 billion for the nine months ended September 30, 2026 from $2.68 billion for the nine months ended September 30, 2025. The increase was primarily due to an increase of $508.7 million in C&I revenue and an increase of $148.0 million in T&D revenue. See Segment Results below for additional information and discussion related to segment revenues.
Gross margin for the nine months ended September 30, 2026 increased to 13.4% compared to 11.6% for the nine months ended September 30, 2025. The increase in gross margin was primarily due to significant changes in our estimated gross profit on certain projects resulting in a net gross margin increase of 0.6% for the nine months ended September 30, 2026, compared to a net gross margin decrease of 1.3% for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, significant estimate changes positively impacted gross margin by 1.8%, primarily related to better-than-anticipated productivity, an increase in scope on certain projects and favorable job close outs. In addition, significant estimate changes in gross profit negatively impacted gross margin by 1.2%, and largely related to an increase in costs associated with inefficiencies on certain projects.
Gross profit was $448.4 million for the nine months ended September 30, 2026 compared to $312.5 million for the nine months ended September 30, 2025. The increase of $135.9 million, or 43.5%, was due to higher margin and revenues.

SG&A expenses were $225.3 million for the nine months ended September 30, 2026 compared to $191.8 million for the nine months ended September 30, 2025. The period-over-period increase of $33.5 million was primarily due to an increase in employee incentive compensation costs, an increase in employee-related expenses to support future growth and SG&A expenses associated with Valley, which was recently acquired.
Amortization of intangible assets was $8.5 million for the nine months ended September 30, 2026 compared to $3.6 million for the nine months ended September 30, 2025. The period-over-period increase of $4.9 million was due to amortization related to certain intangible assets acquired with Valley.
Gains from the sale of property and equipment for the nine months ended September 30, 2026 were $3.3 million compared to $3.2 million for the nine months ended September 30, 2025. Gains from the sale of property and equipment are attributable to routine sales of property and equipment no longer useful or valuable to our ongoing operations.
Interest income was $2.1 million for the nine months ended September 30, 2026 compared to $0.4 million for the nine months ended September 30, 2025. The increase was attributable to higher average balances held in money market accounts during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Interest expense was $4.9 million for the nine months ended September 30, 2026 compared to $4.8 million for the nine months ended September 30, 2025. The increase was attributable to incremental borrowings incurred in connection with the Valley acquisition during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Income tax expense was $56.8 million for the nine months ended September 30, 2026, with an effective tax rate of 26.6%, compared to the expense of $33.0 million for the nine months ended September 30, 2025, with an effective tax rate of 28.7%. The change in the tax rate for the nine months ended September 30, 2026 was primarily due to a favorable impact from stock compensation excess tax benefits, partially offset by the impact of NCTI and other permanent difference items.
Net income was $156.7 million for the nine months ended September 30, 2026 compared to $81.9 million for the nine months ended September 30, 2025. The increase was primarily due to the reasons stated earlier.
Segment Results
The following table sets forth, for the periods indicated, statements of operations data by segment, segment net sales as a percentage of total net sales and segment operating income as a percentage of segment net sales:

	Nine months ended September 30,
	2026		2025
(dollars in thousands)	Amount	Percent	Amount	Percent
Contract revenues:
Transmission & Distribution	$1,619,536	48.5%	$1,471,479	54.8%
Commercial & Industrial	1,721,603	51.5	1,212,866	45.2
Total	$3,341,139	100.0%	$2,684,345	100.0%
Operating income:
Transmission & Distribution	$153,357	9.5%	$118,147	8.0%
Commercial & Industrial	146,109	8.5	67,953	5.6
Total	299,466	8.9	186,100	6.9
General Corporate	(81,693)	(2.4)	(65,752)	(2.4)
Consolidated	$217,773	6.5%	$120,348	4.5%
Transmission & Distribution
Revenues for our T&D segment for the nine months ended September 30, 2026 were $1.62 billion compared to $1.47 billion for the nine months ended September 30, 2025, an increase of $148.0 million, or 10.1%. The increase in revenue was related to an increase of $90.3 million in revenue on T&E contracts and an increase of $88.0 million in revenue on unit price contracts, partially offset by a decrease of $30.2 million in revenue on fixed price contracts.

Operating income for our T&D segment for the nine months ended September 30, 2026 was $153.4 million, an increase of $35.3 million, from the nine months ended September 30, 2025. Operating income as a percentage of revenues for our T&D segment increased to 9.5% for the nine months ended September 30, 2026 from 8.0% for the nine months ended September 30, 2025. The increase in operating income margin was driven by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin increase of 0.6% for the nine months ended September 30, 2026, compared to a net decrease of 0.6% for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, significant estimated gross profit changes positively impacted operating income as a percentage of revenues by 0.8% primarily related to better-than-anticipated productivity and favorable job close outs. These increases were partially offset by negative significant estimated gross profit changes totaling 0.2% and largely related to inefficiencies on a project.
Commercial & Industrial
Revenues for our C&I segment for the nine months ended September 30, 2026 were $1.72 billion compared to $1.21 billion for the nine months ended September 30, 2025, an increase of $508.7 million, or 41.9%. The increase in revenue was primarily related to an increase of $515.5 million in revenue on fixed priced contracts, which included incremental revenues from Valley.
Operating income for our C&I segment for the nine months ended September 30, 2026 was $146.1 million, an increase of $78.1 million over the nine months ended September 30, 2025. Operating income as a percentage of revenues for our C&I segment increased to 8.5% for the nine months ended September 30, 2026 from 5.6% for the nine months ended September 30, 2025. The increase in operating income margin was driven by significant changes in our estimated gross profit on certain projects resulting in a net operating income margin increase of 0.7% for the nine months ended September 30, 2026, compared to a net decrease of 2.1% for the nine months ended September 30, 2025. Significant estimated gross profit changes positively impacted operating income as a percentage of revenues by 2.8%, primarily related to better-than-anticipated productivity on certain projects, some of which are nearing or are at completion, an increase in scope on certain projects and a favorable job close out. These increases were partially offset by negative significant estimated gross profit changes totaling 2.1% and largely related to an increase in costs associated with inefficiencies on certain projects. These increases were partially offset by the additional $4.9 million of amortization related to certain intangibles acquired with Valley.
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
The following table provides a reconciliation of net income to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$60,005	$32,094	$156,656	$81,868
Add:
Interest expense, net	3,288	1,243	2,877	4,326
Income tax expense	22,330	12,637	56,835	33,024
Depreciation & amortization	24,365	16,739	60,136	49,277
EBITDA	$109,988	$62,713	$276,504	$168,495
We also use EBITDA as a liquidity measure. Certain material covenants contained within our credit agreement (the “Credit Agreement”) are based on EBITDA with certain additional adjustments. Non-compliance with these financial covenants under the Credit Agreement - our interest coverage ratio which is defined in the Credit Agreement as Consolidated EBITDA (as defined in the Credit Agreement) divided by Interest Expense (as defined in the Credit Agreement) and our Net Leverage Ratio, which is defined in the Credit Agreement as the ratio of Total Net Indebtedness (as defined in the Credit Agreement), to Consolidated EBITDA (as defined in the Credit Agreement) - could result in our lenders requiring us to immediately repay all amounts borrowed on the Facilities. If we anticipated a potential covenant violation, we would seek relief from our lenders, likely causing us to incur additional cost, and such relief might not be available, or if available, might not be on terms as favorable as those in the Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under the Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring or disposing of assets. Based on the information above, management believes that the presentation of EBITDA as a liquidity measure is useful to investors and relevant to their assessment of our capacity to service or incur debt, fund capital expenditures, finance acquisitions and expand our operations.

The following table provides a reconciliation of net cash flows provided by operating activities to EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Provided by Operating Activities:
Net cash flows provided by operating activities	$46,081	$95,590	$134,155	$211,737
Add/(subtract):
Changes in operating assets and liabilities	41,317	(40,730)	95,716	(70,340)
Adjustments to reconcile net income to net cash flows provided by operating activities	(27,393)	(22,766)	(73,215)	(59,529)
Depreciation & amortization	24,365	16,739	60,136	49,277
Income tax expense	22,330	12,637	56,835	33,024
Interest expense, net	3,288	1,243	2,877	4,326
EBITDA	$109,988	$62,713	$276,504	$168,495

Liquidity, Capital Resources and Material Cash Requirements
As of September 30, 2026, we had working capital of $297.8 million. We define working capital as current assets less current liabilities. During the nine months ended September 30, 2026, operating activities of our business provided net cash of $134.2 million, compared to $211.7 million of cash provided for the nine months ended September 30, 2025. Cash flow from operations is primarily influenced by operating margins, timing of contract performance and the type of services we provide to our customers. The $77.6 million year-over-year decrease in cash provided by operating activities was primarily due to unfavorable net changes in operating assets and liabilities of $166.1 million offset by an increase of $74.8 million in net income. The unfavorable change in operating assets and liabilities was primarily due to the net unfavorable year-over-year changes in various working capital accounts that relate primarily to construction activities (accounts receivable, contract assets, accounts payable and contract liabilities) of $125.3 million. The decline in net cash provided by working capital accounts, mainly related to construction activities, was due to the timing of billings and payments under our contracts. The unfavorable change of $45.6 million in other liabilities was primarily due to the timing of tax payments.
In the nine months ended September 30, 2026, we used net cash of $402.7 million in investing activities consisting of $324.8 million to acquire Valley and $82.0 million for capital expenditures, partially offset by $4.0 million of proceeds from the sale of equipment.
In the nine months ended September 30, 2026, financing activities provided net cash of $144.6 million, consisting primarily of $199.3 million of borrowing under our term loans, partially offset by $37.4 million of net repayments under our revolving line of credit, $7.3 million of shares repurchased to satisfy tax obligations under our stock compensation programs, $4.6 million of payments under our equipment notes, $3.6 million of debt refinancing costs and $1.3 million of excise tax payments related to prior share repurchases.
As of September 30, 2026, we had $650.5 million of borrowing availability under our new revolving credit facility, as discussed below. We believe the remaining borrowing availability under this facility, cash on hand, future cash flow from operations and our ability to utilize short-term and long-term leases will provide sufficient liquidity for our short-term and long-term needs. Our primary short-term liquidity needs include cash for operations, debt service requirements, capital expenditures, and acquisition and joint venture opportunities. We believe we have adequate financial resources to meet our long-term liquidity needs and foreseeable material cash requirements, including those associated with funding future acquisition opportunities. We continue to invest in developing key management and craft personnel in both our T&D and C&I segments and in procuring the specific specialty equipment and tooling needed to win and execute projects of all sizes and complexities.
We have not historically paid dividends and currently do not expect to pay dividends on our common stock.

Debt Instruments
Credit Agreement
On September 8, 2026, the Company entered into a five-year Fourth Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of banks led by JPMorgan Chase Bank, N.A., Bank of America, N.A. and Wells Fargo Bank, National Association. The Credit Agreement provides for a revolving credit facility of $690 million (the “Revolving Facility”) and a term loan credit facility consisting of a U.S. Dollar tranche of $150 million and a Canadian Dollar tranche of C$70 million (the “Term Facility” and, together with the Revolving Facility, the “Facilities”). The Revolving Facility allows for revolving loans in Canadian dollars and other non-US currencies, up to the U.S. dollar equivalent of $200 million. The Credit Agreement also allows for up to $100 million of letters of credit and up to $25 million of swingline loans. The Company has an expansion option to increase the commitments under the Revolving Facility or enter into incremental term loans, subject to certain conditions, up to an additional $445 million upon receipt of additional commitments from new or existing lenders. Subject to certain exceptions, borrowings under the Facilities are secured by substantially all of the assets of the Company and its domestic subsidiaries, and by a pledge of substantially all of the capital stock of the Company’s domestic subsidiaries and 65% of the capital stock of the direct foreign subsidiaries of the Company. In addition, subject to certain exceptions, the Company’s domestic subsidiaries also guarantee the repayment of all amounts due under the Credit Agreement. The Credit Agreement also provides for customary events of default. If an event of default occurs and is continuing, on the terms and subject to the conditions set forth in the Credit Agreement, amounts outstanding under the Facilities may be accelerated and may become or be declared immediately due and payable. Borrowings under the Credit Agreement are generally used to refinance existing indebtedness and for future working capital, capital expenditures, acquisitions and other general corporate purposes.
The Credit Agreement amended and restated the Company’s five-year amended and restated credit agreement, dated May 31, 2023, as amended, which included a $490 million revolving credit facility (the “Prior Revolving Facility”) and a $200 million expansion option.
Amounts borrowed under the Credit Agreement bear interest, at the Company’s option, at a rate equal to either (1) the Alternate Base Rate (as defined in the Credit Agreement), plus an applicable margin ranging from 0.25% to 1.00%; or (2) the Term Benchmark Rate (as defined in the Credit Agreement) plus an applicable margin ranging from 1.25% to 2.00%. The applicable margin is determined based on the Company’s Net Leverage Ratio (as defined in the Credit Agreement). Letters of credit issued under the Revolving Facility are subject to a letter of credit fee of 1.25% to 2.00% for standby letters of credit or 0.625% to 1.00% for commercial letters of credit, in each case based on the Company’s Net Leverage Ratio. The Company is also subject to a commitment fee of 0.20% to 0.30%, based on the Company’s Net Leverage Ratio, on any unused portion of the Revolving Facility. The Credit Agreement restricts certain types of payments when the Company’s Net Leverage Ratio, after giving pro forma effect to those payments, exceeds 2.75.
Under the Credit Agreement, the Company is subject to certain financial covenants including a maximum Net Leverage Ratio of 3.0 and a minimum Interest Coverage Ratio (as defined in the Credit Agreement) of 3.0. The Credit Agreement also contains covenants, including limitations on asset sales, investments, indebtedness and liens. The Company was in compliance with all of its financial covenants under the Credit Agreement as of September 30, 2026.
As of September 30, 2026, we had $10.0 million of borrowings outstanding under the Revolving Facility. As of December 31, 2025, we had $47.4 million of borrowings outstanding under the Prior Revolving Facility.
As of September 30, 2026, we had $199.3 million of borrowings outstanding under the Term Facility, consisting of approximately $10.0 million of short-term debt and approximately $189.3 million of long-term debt.
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

As of September 30, 2026, we had $29.5 million in letters of credit outstanding under our Revolving Facility related to the Company's payment obligation under its insurance programs. As of December 31, 2025, we had $34.3 million in letters of credit outstanding under the revolving credit facility under our previous credit agreement, including $34.2 million related to the Company's payment obligations under its insurance programs and $0.1 million related to contract performance obligations.
Equipment Notes
We have entered into multiple Master Loan Agreements with multiple finance companies. The Master Loan Agreements may be used for financing of equipment between us and the lenders pursuant to one or more equipment notes ("Equipment Notes"). Each Equipment Note constitutes a separate, distinct and independent financing of equipment and contractual obligation.
As of September 30, 2026 and December 31, 2025, we had one outstanding Equipment Note collateralized by equipment and vehicles owned by us. As of September 30, 2026 and December 31, 2025, we also had other equipment notes outstanding collateralized by equipment owned by us. The outstanding balance of all equipment notes was $7.3 million as of September 30, 2026 and $11.6 million as of December 31, 2025. As of September 30, 2026, we had outstanding short-term equipment notes of approximately $7.2 million and outstanding long-term equipment notes of approximately $0.1 million. As of December 31, 2025, we had outstanding short-term and long-term equipment notes of approximately $4.6 million and $7.0 million, respectively.
Lease Obligations
From time to time, the Company enters into non-cancelable leases for some of our facility, vehicle and equipment needs. These leases allow the Company to conserve cash by paying a monthly lease rental fee for the use of facilities, vehicles and equipment rather than purchasing them. The Company’s leases have remaining terms ranging from less than one to eleven years, some of which may include options to extend the leases for up to ten years, and some of which may include options to terminate the leases within one year. Typically, the Company has purchase options on the equipment underlying its long-term leases and many of its short-term rental arrangements. The Company may exercise some of these purchase options when the need for equipment is on-going and the purchase option price is attractive.
The outstanding balance of operating lease obligations was $63.0 million as of September 30, 2026, consisting of short-term and long-term operating lease obligations of approximately $14.6 million and $48.4 million, respectively. The outstanding balance of operating lease obligations was $42.4 million as of December 31, 2025, consisting of short-term and long-term operating lease obligations of approximately $13.0 million and $29.4 million, respectively.
The outstanding balance of finance lease obligations was $2.4 million as of September 30, 2026, consisting of short-term and long-term finance lease obligations of approximately $1.1 million and $1.3 million, respectively. As of December 31, 2025, we had $2.0 million outstanding finance lease obligations, consisting of short-term and long-term finance lease obligations of approximately $0.8 million and $1.2 million, respectively.
Purchase Commitments for Construction Equipment
As of September 30, 2026, we had approximately $41.0 million in outstanding purchase obligations for certain construction equipment to be paid with cash outlays scheduled to occur in 2026 and 2027.
Performance and Payment Bonds and Parent Guarantees
Many customers, particularly in connection with new construction, require us to post performance and payment bonds typically issued by a surety or financial institution. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse our sureties for any expenses or outlays they incur. Under our continuing indemnity and security agreements with the issuers of the bonds, we may be required to grant them a security interest relating to a particular project. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements. As of September 30, 2026, an aggregate of approximately $3.76 billion in original face amount of bonds issued by our sureties were outstanding. Our estimated remaining cost to complete these bonded projects was approximately $1.09 billion as of September 30, 2026.
From time to time, we guarantee the obligations of our wholly owned subsidiaries, including obligations under certain contracts with customers, certain lease agreements, and, in some states, obligations in connection with obtaining contractors’ licenses. Additionally, from time to time, we are required to post letters of credit to guarantee the obligations of our wholly owned subsidiaries, which reduces the borrowing availability under our credit facilities.

Concentration of Credit Risk
We grant trade credit under normal payment terms, generally without collateral, to our customers, which include high credit quality electric utilities, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States and Canada. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States and Canada. However, we generally have certain statutory lien rights with respect to services provided. Under certain circumstances such as foreclosures or negotiated settlements, we may take title to the underlying assets in lieu of cash in settlement of receivables. As of September 30, 2026, none of our customers individually exceeded 10% of our consolidated accounts receivable. As of September 30, 2025, accounts receivable for one of our customers individually accounted for approximately 10% of our consolidated accounts receivable. Management believes the terms and conditions in its contracts, billing and collection policies are adequate to minimize the potential credit risk.
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
•Our actual costs may be greater than expected in performing our fixed price and unit price contracts.
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
As of September 30, 2026, we were not party to any derivative instruments. We did not use any material derivative financial instruments during the nine months ended September 30, 2026 and 2025, including instruments for trading, hedging, or speculating on changes in interest rates, changes in foreign currency rates or changes in commodity prices of materials used in our business.
Any borrowings under our Facilities are based upon interest rates that will vary depending upon the Prime Rate, Canadian Prime Rate, the NYFRB Rate, Term CORRA, and Term SOFR Reference Rate, each as defined in the Credit Agreement. If the Prime Rate, Canadian Prime Rate, the NYFRB Rate, Term CORRA, or Term SOFR Reference Rate rises, any interest payment obligations under the Facilities would increase and have a negative effect on our cash flow and financial condition. We currently do not maintain any hedging contracts that would limit our exposure to variable rates of interest when we have outstanding borrowings. As of September 30, 2026, we had $10.0 million of borrowings outstanding under the Revolving Facility and $199.3 million of borrowings outstanding under the Term Facility. If market rates of interest on all our debt outstanding on our Facilities as of September 30, 2026, which is subject to variable rates, permanently increased by 1%, the increase in interest expense on all variable debt would decrease future income before provision for income taxes and cash flows by approximately $2.1 million annually. If market rates of interest on all our variable debt, which is subject to variable rates as of September 30, 2026, permanently decreased by 1%, the decrease in interest expense on all debt would increase future income before provision for income taxes and cash flows by approximately $2.1 million annually. Borrowings under our equipment notes are at fixed rates established on the date the respective equipment note was executed.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
We completed our acquisition of Valley on July 1, 2026 and Valley has not yet been included in our assessment of the effectiveness of our internal control over financial reporting. We are currently integrating Valley into our operations, compliance programs and internal control processes. Accordingly, pursuant to the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Valley.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Common Stock. The Company did not repurchase any shares of its common stock during the period from July 1, 2026 through September 30, 2026.
Share Repurchase Program. On October 28, 2026, the Company announced that its Board of Directors approved a new share repurchase program (the “Repurchase Program”), which will be effective on November 4, 2026, and authorizes the Company to repurchase, in the aggregate, up to $100.0 million of its outstanding shares of common stock. The Repurchase Program will expire on November 3, 2027, or when the authorized funds are exhausted, whichever is earlier.
ITEM 5. OTHER INFORMATION
None of the Company’s directors or “officers” (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2026.

ITEM 6. EXHIBITS

Number	Description
10.1
Fourth Amended and Restated Credit Agreement, dated as of September 8, 2026, among MYR Group Inc., the lenders party thereto, Bank of America, N.A. and Wells Fargo Bank, N.A., as Syndication Agents, Bank of Montreal, CIBC Bank USA, TD Bank, N.A. and U.S. Bank National Association, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent†

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

MYR GROUP INC. (Registrant)

October 28, 2026	/s/ KELLY M. HUNTINGTON
Kelly M. Huntington Senior Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Officer)